Form 10-Q
period 2017-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2017-10-31
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
(888) 762-2265
(Registrant’s telephone number including area code)

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
    Yes  ☐  No  ☒
As of October 20, 2017, there were 475,801,081 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2017 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2017 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2017 Form 10-Q (continued)

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
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Financial Results (a)
Revenue
Net interest income	$2,345	$2,095	$6,763	$6,261
Noninterest income	1,780	1,734	5,306	5,027
Total revenue	$4,125	$3,829	$12,069	$11,288
Provision for credit losses	130	87	316	366
Noninterest expense	2,456	2,394	7,337	7,035
Income before income taxes and noncontrolling interests	$1,539	$1,348	$4,416	$3,887
Net income	$1,126	$1,006	$3,297	$2,938
Less:
Net income attributable to noncontrolling interests	12	18	39	60
Preferred stock dividends	63	63	181	168
Preferred stock discount accretion and redemptions	1	1	24	4
Net income attributable to common shareholders	$1,050	$924	$3,053	$2,706
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	5	7	15	19
Impact of BlackRock earnings per share dilution	3	4	8	10
Net income attributable to diluted common shares	$1,042	$913	$3,030	$2,677
Diluted earnings per common share	$2.16	$1.84	$6.21	$5.33
Cash dividends declared per common share	$.75	$.55	$1.85	$1.57
Effective tax rate (b)	26.8%	25.4%	25.3%	24.4%
Performance Ratios
Net interest margin (c)	2.91%	2.68%	2.84%	2.71%
Noninterest income to total revenue	43%	45%	44%	45%
Efficiency	60%	63%	61%	62%
Return on:
Average common shareholders’ equity	9.89%	8.74%	9.76%	8.69%
Average assets	1.20%	1.10%	1.19%	1.09%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

(c)
Calculated as annualized taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under generally accepted accounting principles (GAAP) in the Consolidated Income Statement. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2017 and September 30, 2016 were $55 million and $49 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2017 and September 30, 2016 were $161 million and $145 million, respectively. For additional information, see Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2017	December 31 2016	September 30 2016
Balance Sheet Data (dollars in millions, except per share data)
Assets	$375,191	$366,380	$369,348
Loans	$221,109	$210,833	$210,446
Allowance for loan and lease losses	$2,605	$2,589	$2,619
Interest-earning deposits with banks (b)	$24,713	$25,711	$27,058
Investment securities	$74,994	$75,947	$78,514
Loans held for sale	$1,764	$2,504	$2,053
Equity investments (c)	$11,009	$10,728	$10,605
Mortgage servicing rights	$1,854	$1,758	$1,293
Goodwill	$9,163	$9,103	$9,103
Other assets	$28,454	$27,506	$28,364
Noninterest-bearing deposits	$79,967	$80,230	$82,159
Interest-bearing deposits	$180,768	$176,934	$177,736
Total deposits	$260,735	$257,164	$259,895
Borrowed funds	$57,564	$52,706	$51,541
Total shareholders’ equity	$46,388	$45,699	$45,707
Common shareholders’ equity	$42,406	$41,723	$42,251
Accumulated other comprehensive income (loss)	$(22)	$(265)	$646
Book value per common share	$89.05	$85.94	$86.57
Common shares outstanding (in millions)	476	485	488
Loans to deposits	85%	82%	81%
Client Assets (in billions)
Discretionary client assets under management	$146	$137	$138
Nondiscretionary client assets under administration	129	120	119
Total client assets under administration (d)	275	257	257
Brokerage account client assets	48	44	44
Total client assets	$323	$301	$301
Capital Ratios
Transitional Basel III (e) (f)
Common equity Tier 1	10.3%	10.6%	10.6%
Tier 1 risk-based	11.6%	12.0%	11.9%
Total capital risk-based	13.7%	14.3%	14.2%
Leverage	9.9%	10.1%	10.1%
Pro forma Fully Phased-In Basel III (Non-GAAP) (f)
Common equity Tier 1	9.8%	10.0%	10.2%
Common shareholders’ equity to assets	11.3%	11.4%	11.4%
Asset Quality
Nonperforming loans to total loans	.85%	1.02%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.93%	1.12%	1.13%
Nonperforming assets to total assets	.55%	.65%	.64%
Net charge-offs to average loans (for the three months ended) (annualized)	.19%	.20%	.29%
Allowance for loan and lease losses to total loans	1.18%	1.23%	1.24%
Allowance for loan and lease losses to total nonperforming loans	139%	121%	122%
Accruing loans past due 90 days or more (in millions)	$678	$782	$766

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $24.3 billion, $25.1 billion and $26.6 billion as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

(c)	Amounts include our equity interest in BlackRock.

(d)
As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. Prior periods were adjusted to remove amounts previously included in nondiscretionary assets under administration of approximately $9 billion at both December 31, 2016 and September 30, 2016.

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

Income Statement Highlights
Net income for the third quarter of 2017 increased 12% to $1.1 billion, or $2.16 per diluted common share, compared to $1.0 billion, or $1.84 per diluted common share, for the third quarter of 2016.

•	Total revenue increased $296 million, or 8%, to $4.1 billion.

•	Net interest income increased $250 million, or 12%, to $2.3 billion.

•	Net interest margin increased to 2.91% compared to 2.68% for the third quarter of 2016.

•	Noninterest income increased $46 million, or 3%, to $1.8 billion.

•	Provision for credit losses increased to $130 million compared to $87 million for the third quarter of 2016.

•	Noninterest expense increased $62 million, or 3%, to $2.5 billion.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2017 and December 31, 2016.

•	Total loans increased $10.3 billion, or 5%, to $221.1 billion.

•	Total commercial lending grew $10.6 billion, or 8%.

•	Total consumer lending decreased $.3 billion.

•	Total deposits increased $3.6 billion, or 1%, to $260.7 billion.

•	Investment securities decreased $1 billion, or 1%, to $75.0 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Overall credit quality remained stable at September 30, 2017 compared to December 31, 2016.

•	Nonperforming assets decreased $307 million, or 13%, to $2.1 billion at September 30, 2017 compared with December 31, 2016.

•	Overall loan delinquencies decreased $157 million, or 10%, as of September 30, 2017 compared with December 31, 2016.

•	Net charge-offs of $106 million in the third quarter of 2017 decreased 31% compared to net charge-offs of $154 million for the third quarter of 2016.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio was 10.3% at September 30, 2017 compared to 10.6% at December 31, 2016.

•	Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, was an estimated 9.8% at September 30, 2017 compared to 10.0% at December 31, 2016 based on the standardized approach rules.

•
In the third quarter of 2017, PNC returned $.9 billion of capital to shareholders through repurchases of 4.2 million common shares for $.5 billion, made under new share repurchase programs, and dividends on common shares of $.4 billion.

•	On October 3, 2017, the PNC board of directors declared a quarterly cash dividend on common stock of 75 cents per share effective with the November 5, 2017 dividend payment date.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements in this section and elsewhere in this Form 10-Q are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economy and the labor market will grow moderately through the rest of 2017 and in 2018, supported by gains in consumer spending thanks to solid job growth and rising wages, continued gradual improvement in the housing market, modest growth in business investment, an expanding global economy and some fiscal stimulus from corporate and personal income tax cuts. Although inflation has slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise through the rest of this year and throughout 2018; PNC’s baseline forecast is for one 25 basis point increase in the federal funds rate in December of 2017, and three more increases in 2018. Longer-term rates will also increase as the Federal Reserve slowly reduces the size of its balance sheet, but at a slower pace than short-term rates.

For the fourth quarter of 2017 compared to the third quarter of 2017, we expect:

•	Modest loan growth;

•	Net interest income to increase by low single digits, on a percentage basis;

•
Fee income to increase by low single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Provision for credit losses to be between $100 million and $150 million; and

•	Noninterest expense to increase by low single digits, on a percentage basis.

We expect other noninterest income in the fourth quarter to be in the range of $250 million to $300 million.

We also expect the full year 2017 effective tax rate to be between 25% and 26% absent the impact of any tax reform.

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

4    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the third quarter of 2017 was $1.1 billion, or $2.16 per diluted common share, an increase of 12% compared to $1.0 billion, or $1.84 per diluted common share, for the third quarter of 2016. For the first nine months of 2017, net income was $3.3 billion, or $6.21 per diluted common share, an increase of 12% compared to $2.9 billion, or $5.33 per diluted common share, for the first nine months of 2016.

Net income increased in both comparisons driven by an increase in revenue from higher net interest income and noninterest income, partially offset by an increase in noninterest expense.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2017			2016
Three months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$74,406	2.77%	$516	$71,645	2.60%	$467
Loans	219,218	3.92%	2,179	208,850	3.57%	1,889
Interest-earning deposits with banks	23,859	1.26%	75	28,063.50%		35
Other	9,024	3.47%	80	8,174	3.23%	66
Total interest-earning assets/interest income	$326,507	3.45%	2,850	$316,732	3.07%	2,457
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$180,508.37%		170	$174,205.25%		107
Borrowed funds	57,016	1.93%	280	52,981	1.53%	206
Total interest-bearing liabilities/interest expense	$237,524.75%		450	$227,186.54%		313
Net interest margin/income (Non-GAAP)		2.91%	2,400		2.68%	2,144
Taxable-equivalent adjustments			(55)			(49)
Net interest income (GAAP)			$2,345			$2,095

	2017			2016
Nine months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$75,330	2.71%	$1,535	$70,706	2.67%	$1,417
Loans	215,974	3.81%	6,197	208,124	3.58%	5,624
Interest-earning deposits with banks	23,530	1.03%	182	26,691.50%		100
Other	9,058	3.46%	236	7,797	3.48%	203
Total interest-earning assets/interest income	$323,892	3.34%	8,150	$313,318	3.11%	7,344
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$178,810.32%		433	$171,635.25%		316
Borrowed funds	56,502	1.86%	793	53,411	1.54%	622
Total interest-bearing liabilities/interest expense	$235,312.69%		1,226	$225,046.55%		938
Net interest margin/income (Non-GAAP)		2.84%	6,924		2.71%	6,406
Taxable-equivalent adjustments			(161)			(145)
Net interest income (GAAP)			$6,763			$6,261

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

Net interest income increased by $250 million, or 12%, and $502 million, or 8%, for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase in both comparisons was attributable to higher loan yields and balances partially offset by an increase in borrowing and deposit costs. Net interest margin increased in both comparisons largely reflecting the benefit from higher interest rates in the 2017 periods.

Average investment securities increased $2.8 billion, or 4%, and $4.6 billion, or 7%, in the quarterly and year-to-date comparisons, respectively. The increase in both comparisons reflected net purchases of U.S. Treasury and government agency securities and agency residential mortgage-backed securities, partially offset by net declines in average commercial mortgage-backed securities. Total investment securities remained stable at 23% of average interest-earning assets in both the quarterly and the year-to-date comparisons.

Average loans grew $10.4 billion, or 5%, and $7.9 billion, or 4%, in the quarterly and year-to-date comparisons, respectively. The increase in average loans in both comparisons was driven by strong growth across our businesses within our Corporate & Institutional Banking segment, as well as higher residential mortgage loans within our Retail Banking segment. Both comparisons also reflected the impact of our acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases in the second quarter of 2017. These increases were partially offset by decreases in consumer loans driven by runoff in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans. Loans increased to 67% of average interest-earning assets for the third quarter and first nine months of 2017 compared to 66% for the same periods in 2016.

Average total deposits of $259.4 billion for the third quarter of 2017 grew $6.9 billion, or 3%, over the third quarter of 2016, and average year-to-date deposits grew $8.2 billion, or 3%, over the same period of 2016, largely due to growth in average interest-bearing deposits, which increased $6.3 billion and $7.2 billion in the respective comparisons. This growth was driven by higher average savings deposits, which reflected a shift from money market deposits to relationship-based savings products, as well as higher average interest-bearing demand deposits. Average interest-bearing deposits represented 76% of average interest-bearing liabilities for the third quarter of 2017 compared to 77% for the same period in 2016 and remained stable at 76% in the year-to-date comparison.
Noninterest Income
Table 3: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2017	2016	$	%	2017	2016	$	%
Noninterest income
Asset management	$421	$404	$17	4%	$1,222	$1,122	$100	9%
Consumer services	357	348	9	3%	1,049	1,039	10	1%
Corporate services	371	389	(18)	(5)%	1,198	1,117	81	7%
Residential mortgage	104	160	(56)	(35)%	321	425	(104)	(24)%
Service charges on deposits	181	174	7	4%	512	495	17	3%
Other	346	259	87	34%	1,004	829	175	21%
Total noninterest income	$1,780	$1,734	$46	3%	$5,306	$5,027	$279	6%

Noninterest income as a percentage of total revenue was 43% for the third quarter of 2017 compared to 45% for the same period in 2016. The comparable amounts for the year-to-date periods were 44% and 45%, respectively.

Asset management revenue increased in both comparisons driven by higher earnings from BlackRock and the impact of stronger average equity markets in our asset management business. Discretionary client assets under management increased to $146 billion at September 30, 2017 compared with $138 billion at September 30, 2016.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Growth in consumer services revenue and service charges on deposits in both comparisons was driven by higher customer activity.

Corporate services revenue decreased in the quarterly comparison primarily due to lower merger and acquisition advisory fees. The year-to-date comparison increased largely due to higher capital markets-related revenue, including both higher merger and acquisition advisory fees and loan syndication fees, and higher treasury management fees.

Residential mortgage revenue decreased in both the quarterly and year-to-date comparisons as a result of lower loan sales revenue and a lower benefit from residential mortgage servicing rights valuation, net of economic hedge.

Other noninterest income increased in the quarterly comparison and included higher revenue from private equity investments, higher underwriting fees and higher operating lease income related to the business acquired in the second quarter of 2017. The increase in the year-to-date comparison was largely driven by higher revenue from private equity investments reflecting positive impacts from valuation adjustments on equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act, higher revenue from credit valuations on customer-related derivative activities and increased operating lease income related to the business acquired in the second quarter of 2017. These increases were partially offset by the impact of 2016 net gains on the sale of Visa Class B common shares.

Provision For Credit Losses
The provision for credit losses increased $43 million to $130 million for the third quarter of 2017 compared to the third quarter of 2016 mainly driven by loan growth, consumer loan credit trends, and the impact related to Hurricanes Harvey and Irma. The first nine months of 2017 decreased $50 million to $316 million compared to the same period in 2016 mostly due to lower provisions for certain loans in the oil, gas and coal sectors, partially offset by portfolio growth including an initial provision for a loan and lease portfolio obtained through the business acquired in the second quarter of 2017.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2017	2016	$	%	2017	2016	$	%
Noninterest expense
Personnel	$1,274	$1,239	$35	3%	$3,786	$3,610	$176	5%
Occupancy	204	215	(11)	(5)%	628	651	(23)	(4)%
Equipment	259	246	13	5%	791	720	71	10%
Marketing	62	72	(10)	(14)%	184	187	(3)	(2)%
Other	657	622	35	6%	1,948	1,867	81	4%
Total noninterest expense	$2,456	$2,394	$62	3%	$7,337	$7,035	$302	4%

Noninterest expense increased in both the quarterly and year-to-date comparisons as a result of overall higher levels of business activity as reflected in higher personnel and equipment expense and ongoing investments in technology and business infrastructure. The increase in both comparisons also reflected the impact of operating expense related to the business acquired in the second quarter of 2017.

PNC continued to focus on disciplined expense management. As of September 30, 2017, we were on track to achieve our full-year 2017 goal of $350 million in cost savings through our continuous improvement program, which we expect will fund a significant portion of our 2017 business and technology investments, including our Retail branch strategy, enhanced digital capabilities and our home lending transformation.

Effective Income Tax Rate
The effective income tax rate was 26.8% in the third quarter of 2017 compared to 25.4% in the third quarter of 2016 and 25.3% in the first nine months of 2017 compared to 24.4% in the same period of 2016. The increases in both comparisons were primarily related to higher pretax earnings and the impact of state tax legislative changes. The increase in the year-to-date comparison was partially offset by the impact of higher tax deductions related to stock-based compensation in the first quarter of 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    7

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2017	2016	$	%
Assets
Interest-earning deposits with banks	$24,713	$25,711	$(998)	(4)%
Loans held for sale	1,764	2,504	(740)	(30)%
Investment securities	74,994	75,947	(953)	(1)%
Loans	221,109	210,833	10,276	5%
Allowance for loan and lease losses	(2,605)	(2,589)	(16)	(1)%
Mortgage servicing rights	1,854	1,758	96	5%
Goodwill	9,163	9,103	60	1%
Other, net	44,199	43,113	1,086	3%
Total assets	$375,191	$366,380	$8,811	2%
Liabilities
Deposits	$260,735	$257,164	$3,571	1%
Borrowed funds	57,564	52,706	4,858	9%
Other	10,440	9,656	784	8%
Total liabilities	328,739	319,526	9,213	3%
Equity
Total shareholders’ equity	46,388	45,699	689	2%
Noncontrolling interests	64	1,155	(1,091)	(94)%
Total equity	46,452	46,854	(402)	(1)%
Total liabilities and equity	$375,191	$366,380	$8,811	2%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both September 30, 2017 and December 31, 2016.

•	Total assets increased driven by strong loan growth;

•	Total liabilities increased due to higher borrowed funds and deposit growth;

•	Total equity decreased due to a decline in noncontrolling interests related to the redemption of Perpetual Trust Securities in the first quarter of 2017.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2016 Form 10-K.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loans
Table 6: Details of Loans

	September 30	December 31	Change
Dollars in millions	2017	2016	$	%
Commercial lending
Commercial
Manufacturing	$20,658	$18,891	$1,767	9%
Retail/wholesale trade	18,256	16,752	1,504	9%
Service providers	15,014	14,707	307	2%
Real estate related (a)	12,174	11,920	254	2%
Health care	9,659	9,491	168	2%
Financial services	10,968	7,241	3,727	51%
Other industries	24,588	22,362	2,226	10%
Total commercial	111,317	101,364	9,953	10%
Commercial real estate	29,516	29,010	506	2%
Equipment lease financing	7,694	7,581	113	1%
Total commercial lending	148,527	137,955	10,572	8%
Consumer lending
Home equity	28,811	29,949	(1,138)	(4)%
Residential real estate	16,601	15,598	1,003	6%
Credit card	5,375	5,282	93	2%
Other consumer
Automobile	12,743	12,380	363	3%
Education	4,620	5,159	(539)	(10)%
Other	4,432	4,510	(78)	(2)%
Total consumer lending	72,582	72,878	(296)	—
Total loans	$221,109	$210,833	$10,276	5%

(a)	Includes loans to customers in the real estate and construction industries.

Growth in commercial lending was broad based across our lending businesses and included the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases during the second quarter of 2017. Lower consumer lending was driven by declines in home equity and education loans, mostly offset by higher residential real estate loans. The decreases in home equity and education reflected runoff in the non-strategic brokered home equity and government guaranteed education loan portfolios.

See the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report for additional information regarding our loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Investment Securities
Table 7: Investment Securities

	September 30, 2017		December 31, 2016		Ratings (a) as of September 30, 2017
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$13,969	$14,149	$13,627	$13,714	100%
Agency residential mortgage-backed	39,253	39,263	37,319	37,109	100%
Non-agency residential mortgage-backed	2,816	3,126	3,382	3,564	12%		4%	75%	9%
Agency commercial mortgage-backed	2,432	2,415	3,053	3,046	100%
Non-agency commercial mortgage-backed (b)	3,273	3,310	4,590	4,602	87%	3%		1%	9%
Asset-backed (c)	5,638	5,708	6,496	6,524	87%	3%	3%	7%
Other debt (d)	6,418	6,644	6,679	6,810	74%	15%	7%	1%	3%
Corporate stock and other	536	534	603	601					100%
Total investment securities (e)	$74,335	$75,149	$75,749	$75,970	92%	2%	1%	3%	2%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)	Includes available for sale and held to maturity securities.

Investment securities decreased $1.0 billion at September 30, 2017 compared to December 31, 2016. The decline in investment securities was driven by portfolio runoff and lower reinvestments in part due to relatively less attractive market opportunities.

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

At least quarterly, we conduct a comprehensive security-level impairment assessment on all securities. If economic conditions, including home prices, were to deteriorate from current levels, and if market volatility and liquidity were to deteriorate from current levels, or if market interest rates were to increase or credit spreads were to widen appreciably, the valuation of our investment securities portfolio would likely be adversely affected and we could incur additional other than temporary impairment (OTTI) credit losses that would impact our Consolidated Income Statement.

The duration of investment securities was 3.0 years at September 30, 2017. We estimate that at September 30, 2017 the effective duration of investment securities was 3.2 years for an immediate 50 basis points parallel increase in interest rates and 2.8 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding corporate stock and other) was 4.8 years at September 30, 2017 compared to 5.0 years at December 31, 2016.

Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

September 30, 2017	Years
Agency residential mortgage-backed	4.9
Non-agency residential mortgage-backed	5.7
Agency commercial mortgage-backed	3.5
Non-agency commercial mortgage-backed	3.8
Asset-backed	2.5

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources
Table 9: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2017	2016	$	%
Deposits
Money market	$105,383	$105,849	$(466)	—
Demand	93,320	96,799	(3,479)	(4)%
Savings	44,610	36,956	7,654	21%
Time deposits	17,422	17,560	(138)	(1)%
Total deposits	260,735	257,164	3,571	1%
Borrowed funds
FHLB borrowings	20,538	17,549	2,989	17%
Bank notes and senior debt	26,467	22,972	3,495	15%
Subordinated debt	5,601	8,009	(2,408)	(30)%
Other	4,958	4,176	782	19%
Total borrowed funds	57,564	52,706	4,858	9%
Total funding sources	$318,299	$309,870	$8,429	3%

Growth in total deposits was driven by higher consumer and commercial deposits. Consumer deposits reflected in part a shift to relationship-based savings products from money market deposits. Higher interest rates in 2017 contributed to a shift in commercial deposits from demand deposits to money market deposits.

The increase in total borrowed funds reflected net increases in bank notes and senior debt and FHLB borrowings, as new issuances outpaced maturities and calls. These increases were partially offset by subordinated debt maturities.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2017 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity as of September 30, 2017 increased $.7 billion compared to December 31, 2016. Increased retained earnings, which reflected net income of $3.3 billion partially offset by $1.1 billion of common and preferred dividends, was largely offset by common share repurchases of $1.8 billion.

Common shares outstanding were 476 million at September 30, 2017 and 485 million at December 31, 2016, as repurchases of 14.9 million shares during the period were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.

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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking
(Unaudited)

Table 10: Retail Banking Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$3,436	$3,391	$45	1%
Noninterest income	1,891	2,038	(147)	(7)%
Total revenue	5,327	5,429	(102)	(2)%
Provision for credit losses	198	210	(12)	(6)%
Noninterest expense	4,060	3,963	97	2%
Pretax earnings	1,069	1,256	(187)	(15)%
Income taxes	394	461	(67)	(15)%
Earnings	$675	$795	$(120)	(15)%
Average Balance Sheet
Loans held for sale	$791	$902	$(111)	(12)%
Loans
Consumer
Home equity	$25,394	$26,351	$(957)	(4)%
Automobile	12,285	11,040	1,245	11%
Education	4,921	5,653	(732)	(13)%
Credit cards	5,180	4,818	362	8%
Other	1,767	1,799	(32)	(2)%
Total consumer	49,547	49,661	(114)	—
Commercial and commercial real estate	10,852	11,520	(668)	(6)%
Residential mortgage	11,999	10,518	1,481	14%
Total loans	$72,398	$71,699	$699	1%
Total assets	$88,589	$85,783	$2,806	3%
Deposits
Noninterest-bearing demand	$29,600	$28,009	$1,591	6%
Interest-bearing demand	40,959	38,387	2,572	7%
Money market	37,492	46,147	(8,655)	(19)%
Savings	37,881	25,738	12,143	47%
Certificates of deposit	13,331	14,978	(1,647)	(11)%
Total deposits	$159,263	$153,259	$6,004	4%
Performance Ratios
Return on average assets	1.02%	1.24%
Noninterest income to total revenue	35%	38%
Efficiency	76%	73%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    13

(continued from previous page)

Nine months ended September 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Supplemental Noninterest Income Information
Consumer services	$800	$792	$8	1%
Brokerage	$231	$222	$9	4%
Residential mortgage	$321	$425	$(104)	(24)%
Service charges on deposits	$491	$474	$17	4%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$129	$126	$3	2%
Serviced portfolio acquisitions	$18	$16	$2	13%
MSR asset value (b)	$1.2	$.8	$.4	50%
MSR capitalization value (in basis points) (b)	95	65	30	46%
Servicing income: (in millions)
Servicing fees, net (c)	$142	$150	$(8)	(5)%
Mortgage servicing rights valuation, net of economic hedge	$30	$57	$(27)	(47)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$6.6	$7.6	$(1.0)	(13)%
Loan sale margin percentage	2.83%	3.33%
Percentage of originations represented by:
Purchase volume (d)	54%	43%
Refinance volume	46%	57%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	53%	49%
Digital consumer customers (f)	61%	57%
Credit-related statistics
Nonperforming assets (g)	$1,126	$1,220	$(94)	(8)%
Net charge-offs	$272	$260	$12	5%
Other statistics
ATMs	8,987	9,045	(58)	(1)%
Branches (h)	2,474	2,600	(126)	(5)%
Universal branches (i)	517	475	42	9%
Brokerage account client assets (in billions) (j)	$48	$44	$4	9%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of September 30, except for customer-related statistics, which are averages for the nine months ended, and net charge-offs, which are for the nine months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion at both September 30, 2017 and September 30, 2016.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Included in total branches, represents branches operating under our universal model.

(j)	Includes cash and money market balances.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking earned $675 million in the first nine months of 2017 compared with $795 million for the same period in 2016. The decrease in earnings was driven by lower noninterest income and increased noninterest expense, partially offset by higher net interest income.

Noninterest income declined in the comparison due to the impact of 2016 net gains on sales of Visa Class B common shares and lower residential mortgage loan sales revenue, partially offset by higher service charges on deposits and debit card revenue.

The increase in noninterest expense in the comparison primarily resulted from investments in technology, higher compliance expense, and the impact of lower 2016 residential mortgage foreclosure-related expenses which included reserve releases.

Retail Banking continues to enhance the customer experience with refinements to product offerings that drive product value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first nine months of 2017, average total deposits increased compared to the same period a year ago, driven by growth in savings deposits reflecting in part a shift from money market deposits to relationship-based savings products. Additionally, demand deposits increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

Retail Banking continued to focus on growth in retail lending, with primary focus on building relationships with existing customers and digitally enabling lending. Average total loans increased in the comparison due to increases in residential mortgage and automobile loans partially offset by declines in home equity and commercial loans, as well as runoff of certain portfolios, as more fully described below.

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

•
Average home equity loans decreased as pay-downs and payoffs on loans exceeded new originated volume. Retail Banking’s home equity loan portfolio is relationship based, with 98% of the portfolio attributable to borrowers in our primary geographic footprint. The weighted-average updated FICO scores for this portfolio were 748 at September 30, 2017 and 746 at December 31, 2016.

•	Average commercial and commercial real estate loans declined as pay-downs and payoffs on loans exceeded new volume.

•
In the first nine months of 2017, average loan balances for the education and other loan portfolios decreased $764 million, or 10%, compared to the same period in 2016, driven by declines in the government guaranteed education and indirect other portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to September 30, 2016 due to declines in both consumer and commercial nonperforming loans.

Retail Banking also continued to focus on the strategic priority of transforming the customer experience through transaction migration, branch network transformation, lending transformation and multi-channel engagement and service strategies.

•	In the first nine months of 2017, approximately 61% of consumer customers used non-teller channels for the majority of their transactions compared with 57% for the same period a year ago.

•	Deposit transactions via ATM and mobile channels increased to 53% of total deposit transactions in the first nine months of 2017 compared with 49% for the same period in 2016.

•	We had a network of 2,474 branches and 8,987 ATMs at September 30, 2017. Approximately 21% of the branch network operates under the universal model.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 89% of the branch network as of September 30, 2017.

•
Mortgage loan originations for the first nine months of 2017 were down 13% compared to the same period in 2016. Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Corporate & Institutional Banking
(Unaudited)

Table 11: Corporate & Institutional Banking Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$2,653	$2,448	$205	8%
Noninterest income	1,667	1,506	161	11%
Total revenue	4,320	3,954	366	9%
Provision for credit losses	174	180	(6)	(3)%
Noninterest expense	1,785	1,655	130	8%
Pretax earnings	2,361	2,119	242	11%
Income taxes	834	755	79	10%
Earnings	$1,527	$1,364	$163	12%
Average Balance Sheet
Loans held for sale	$916	$835	$81	10%
Loans
Commercial	$95,660	$88,302	$7,358	8%
Commercial real estate	27,410	26,528	882	3%
Equipment lease financing	7,602	7,484	118	2%
Total commercial lending	130,672	122,314	8,358	7%
Consumer	276	449	(173)	(39)%
Total loans	$130,948	$122,763	$8,185	7%
Total assets	$147,299	$139,632	$7,667	5%
Deposits
Noninterest-bearing demand	$46,976	$47,501	$(525)	(1)%
Money market	21,949	22,534	(585)	(3)%
Interest-bearing demand and other	16,100	13,188	2,912	22%
Total deposits	$85,025	$83,223	$1,802	2%
Performance Ratios
Return on average assets	1.39%	1.31%
Noninterest income to total revenue	39%	38%
Efficiency	41%	42%
Other Information
Commercial loan servicing portfolio (in billions) (a) (b)	$513	$461	$52	11%
Consolidated revenue from: (c)
Treasury Management (d)	$1,115	$990	$125	13%
Capital Markets (d)	$746	$600	$146	24%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (e)	$73	$77	$(4)	(5)%
Commercial mortgage loan servicing income (f)	169	186	(17)	(9)%
Commercial mortgage servicing rights valuation, net of economic hedge (g)	41	22	19	86%
Total	$283	$285	$(2)	(1)%
MSR asset value (a)	$628	$473	$155	33%
Average Loans (by C&IB business)
Corporate Banking	$55,242	$50,879	$4,363	9%
Real Estate	37,995	36,235	1,760	5%
Business Credit	15,531	14,770	761	5%
Equipment Finance	13,239	11,736	1,503	13%
Commercial Banking	7,052	7,242	(190)	(3)%
Other	1,889	1,901	(12)	(1)%
Total average loans	$130,948	$122,763	$8,185	7%
Credit-related statistics
Nonperforming assets (a) (h)	$549	$712	$(163)	(23)%
Net charge-offs	$64	$163	$(99)	(61)%

16    The PNC Financial Services Group, Inc. – Form 10-Q

(a)	As of September 30.

(b)	Represents loans serviced (exclusive of agented responsibilities) for PNC and others.

(c)
Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.

(d)	Includes amounts reported in net interest income and noninterest income, predominantly in corporate service fees.

(e)
Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, originations fees, gains on sale of loans held for sale and net interest income on loans held for sale.

(f)
Includes net interest income and noninterest income (primarily in corporate service fees) from loan servicing net of reduction in commercial mortgage servicing rights due to time decay and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.

(g)	Amounts reported in corporate service fees.

(h)	Includes nonperforming loans of $.4 billion at September 30, 2017 and $.6 billion at September 30, 2016.

Corporate & Institutional Banking earned $1.5 billion in the first nine months of 2017 compared to $1.4 billion for the same period in 2016. The increase of $163 million, or 12%, was primarily due to increases in net interest income and noninterest income, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan and deposit balances as well as interest rate spread expansion on deposits.

Growth in noninterest income in the comparison was primarily driven by higher capital markets-related revenue, including merger and acquisition advisory fees, revenue from credit valuations on customer-related derivative activities and loan syndication fees. Additionally, higher operating lease income, mainly due to the business acquired in the second quarter of 2017, and higher treasury management fees contributed to the increase.

The decrease in provision for credit losses in the comparison reflected lower provision for certain loans in the oil, gas and coal sectors, partially offset by an initial provision for a loan and lease portfolio obtained through the business acquired in the second quarter of 2017.

Noninterest expense increased in the comparison largely driven by higher variable compensation commensurate with increased business activity, operating expenses related to the acquired business and continued investments in technology and infrastructure.

Average loans increased in the comparison mostly due to strong growth in Corporate Banking, Real Estate, Equipment Finance and Business Credit businesses:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large and midsized corporate clients as well as strong production in specialty lending verticals.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Higher average loans for this business were primarily due to growth in commercial mortgage and commercial loans, and to a lesser extent project loans.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison as new originations were partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $14.1 billion in the first nine months of 2017, an increase of $1.7 billion in the year over year comparison due to strong new production and the business acquired in the second quarter of 2017.

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

Treasury management revenue comprises fees from products and services and net interest income from customer deposit balances. Compared with the first nine months of 2016, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher merger and acquisition advisory fees, higher revenue from credit valuations on customer-related derivative activities and higher fees from loan syndications.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased slightly in the comparison as declines in commercial mortgage loan servicing income and commercial mortgage loans held for sale revenue were mostly offset by a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group
(Unaudited)

Table 12: Asset Management Group Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2017	2016	$	%
Income Statement
Net interest income	$216	$227	$(11)	(5)%
Noninterest income	655	636	19	3%
Total revenue	871	863	8	1%
Provision for credit losses	(6)		(6)	—
Noninterest expense	646	618	28	5%
Pretax earnings	231	245	(14)	(6)%
Income taxes	85	90	(5)	(6)%
Earnings	$146	$155	$(9)	(6)%
Average Balance Sheet
Loans
Consumer	$5,059	$5,493	$(434)	(8)%
Commercial and commercial real estate	705	759	(54)	(7)%
Residential mortgage	1,257	1,032	225	22%
Total loans	$7,021	$7,284	$(263)	(4)%
Total assets	$7,499	$7,743	$(244)	(3)%
Deposits
Noninterest-bearing demand	$1,501	$1,409	$92	7%
Interest-bearing demand	3,666	4,069	(403)	(10)%
Money market	3,257	4,278	(1,021)	(24)%
Savings	3,834	2,032	1,802	89%
Other	237	275	(38)	(14)%
Total deposits	$12,495	$12,063	$432	4%
Performance Ratios
Return on average assets	2.60%	2.68%
Noninterest income to total revenue	75%	74%
Efficiency	74%	72%
Other Information
Nonperforming assets (a) (b)	$45	$51	$(6)	(12)%
Net charge-offs	$5	$7	$(2)	(29)%
Client Assets Under Administration (in billions) (a) (c) (d)
Discretionary client assets under management	$146	$138	$8	6%
Nondiscretionary client assets under administration	129	119	10	8%
Total	$275	$257	$18	7%
Discretionary client assets under management
Personal	$90	$85	$5	6%
Institutional	56	53	3	6%
Total	$146	$138	$8	6%
Equity	$75	$67	$8	12%
Fixed income	49	49	—	—
Liquidity/Other	22	22	—	—
Total	$146	$138	$8	6%

(a)	As of September 30.

(b)	Includes nonperforming loans of $41 million at September 30, 2017 and $45 million at September 30, 2016.

(c)	Excludes brokerage account client assets.

(d)
Effective for the first quarter of 2017, we have adjusted nondiscretionary client assets under administration for prior periods to remove assets which, as a result of certain investment advisory services performed by one of our registered investment advisors, were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. The prior period presented was adjusted to remove approximately $9 billion as of September 30, 2016 previously included in nondiscretionary assets under administration. In addition, effective for the first quarter of 2017, we have refined our methodologies for allocating discretionary client assets under management by asset type. As a result, we have updated the presentation of discretionary client assets under management by asset type for the prior period presented.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Asset Management Group earned $146 million through the first nine months of 2017 compared with earnings of $155 million for the first nine months of 2016. Earnings decreased as higher revenue and lower provision for credit losses was more than offset by higher noninterest expense.

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

Noninterest expense increased in the first nine months of 2017 compared to the prior year primarily attributable to higher compensation and technology expenses. Asset Management Group remains focused on disciplined expense management as it invests in strategic growth opportunities.

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

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of September 30, 2017.

BlackRock
(Unaudited)

Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Nine months ended September 30
Dollars in millions	2017	2016
Business segment earnings (a)	$446	$390
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At September 30.

In billions	September 30 2017	December 31 2016
Carrying value of our investment in BlackRock (c)	$7.3	$7.0
Market value of our investment in BlackRock (d)	$15.7	$13.4

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $2.4 billion at September 30, 2017 and $2.3 billion at December 31, 2016. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2017.

(d)	Does not include liquidity discount.

In addition to our investment in BlackRock reflected in Table 13, at September 30, 2017, we held approximately 0.25 million shares of BlackRock Series C Preferred Stock valued at $88 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

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

Table 14: Nonperforming Assets by Type

	September 30 2017	December 31 2016	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$550	$655	$(105)	(16)%
Consumer lending (a)	1,323	1,489	(166)	(11)%
Total nonperforming loans (b)	1,873	2,144	(271)	(13)%
OREO, foreclosed and other assets	194	230	(36)	(16)%
Total nonperforming assets	$2,067	$2,374	$(307)	(13)%
Amount of TDRs included in nonperforming loans	$987	$1,112	$(125)	(11)%
Percentage of total nonperforming loans	53%	52%
Nonperforming loans to total loans	.85%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.93%	1.12%
Nonperforming assets to total assets	.55%	.65%
Allowance for loan and lease losses to total nonperforming loans	139%	121%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)
The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.3 billion at September 30, 2017 and $.4 billion at December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Table 15: Change in Nonperforming Assets

In millions	2017	2016
January 1	$2,374	$2,425
New nonperforming assets	1,069	1,317
Charge-offs and valuation adjustments	(444)	(472)
Principal activity, including paydowns and payoffs	(551)	(418)
Asset sales and transfers to loans held for sale	(138)	(279)
Returned to performing status	(243)	(198)
September 30	$2,067	$2,375

As of September 30, 2017, approximately 88% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of September 30, 2017, commercial lending nonperforming loans were carried at approximately 57% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprise 73% of total residential real estate nonperforming loans at September 30, 2017, up from 70% at December 31, 2016. Home equity TDRs comprise 50% of home equity nonperforming loans at September 30, 2017 and 52% at December 31, 2016. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At September 30, 2017, our largest nonperforming asset was $41 million in the Information Industry and our average nonperforming loan associated with commercial lending was less than $1 million. The ten largest individual nonperforming assets represented 11% of total nonperforming assets as of September 30, 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

Table 16: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	September 30 2017	December 31 2016	Change		September 30 2017	December 31 2016
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$486	$562	$(76)	(14)%	.22%	.27%
Accruing loans past due 60 to 89 days	255	232	23	10%	.12%	.11%
Total	741	794	(53)	(7)%	.34%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	678	782	(104)	(13)%	.31%	.37%
Total	$1,419	$1,576	$(157)	(10)%	.64%	.75%

(a)	Past due loan amounts include government insured or guaranteed loans of $.8 billion at September 30, 2017 and $.9 billion at December 31, 2016.

Accruing loans past due 90 days or more decreased at September 30, 2017 compared to December 31, 2016 primarily driven by declines in government insured residential real estate, and government insured education loans within other consumer. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

Home Equity and Auto Loan Portfolios

Home Equity Loan Portfolio
Our home equity loan portfolio totaled $28.8 billion as of September 30, 2017, or 13% of the total loan portfolio. Of that total, $17.0 billion, or 59%, were outstanding under primarily variable-rate home equity lines of credit and $11.8 billion, or 41%, consisted of closed-end home equity installment loans. Approximately 3% of the home equity portfolio was purchased impaired and 3% of the home equity portfolio was on nonperforming status as of September 30, 2017.

As of September 30, 2017, we were in an originated first lien position for approximately 58% of the total outstanding portfolio and, where originated as a second lien, we held and serviced the first lien position for an additional 1% of the portfolio. The remaining 41% of the portfolio was secured by second liens where we do not hold the first lien position. The credit performance of the majority of the home equity portfolio where we are in, hold or service the first lien position is superior to the portion of the portfolio where we hold the second lien position but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

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

Generally, our variable-rate home equity lines of credit have either a seven or ten year draw period, followed by a 20-year amortization term. During the draw period, we have home equity lines of credit where borrowers pay either interest only or principal and interest. We view home equity lines of credit where borrowers are paying principal and interest under the draw period as less risky than those where the borrowers are paying interest only, as these borrowers have a demonstrated ability to make some level of principal and interest payments. The risk associated with the borrower’s ability to satisfy the loan terms upon the draw period ending is considered in establishing our ALLL. Based upon outstanding balances at September 30, 2017, the following table presents the periods when home equity lines of credit draw periods are scheduled to end.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Table 17: Home Equity Lines of Credit – Draw Period End Dates

In millions	Interest Only Product	Principal and Interest Product
Remainder of 2017	$256	$87
2018	654	520
2019	495	407
2020	404	356
2021	438	550
2022 and thereafter	2,522	6,870
Total (a) (b)	$4,769	$8,790

(a)	Includes all home equity lines of credit that mature in the remainder of 2017 or later, including those with borrowers where we have terminated borrowing privileges.

(b)
Includes home equity lines of credit with balloon payments, including those where we have terminated borrowing privileges, of $6 million, $20 million, $16 million, $65 million, $60 million and $319 million with draw periods scheduled to end in the remainder of 2017, 2018, 2019, 2020, 2021 and 2022 and thereafter, respectively.

Based upon outstanding balances, and excluding purchased impaired loans, at September 30, 2017, for home equity lines of credit for which the borrower can no longer draw (e.g., draw period has ended or borrowing privileges have been terminated), approximately 3% were 30-89 days past due and approximately 6% were 90 days or more past due, which are accounted for as nonperforming. Generally, when a borrower becomes 60 days past due, we terminate borrowing privileges and those privileges are not subsequently reinstated. At that point, we continue our collection/recovery processes, which may include loan modification resulting in a loan that is classified as a TDR.

Auto Loan Portfolio
The auto loan portfolio totaled $12.7 billion as of September 30, 2017, or 6% of our total loan portfolio. Of that total, $11.2 billion resides in the indirect auto portfolio, $1.4 billion in the direct auto portfolio and $.1 billion in securitized portfolios. Indirect auto loan applications are generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We have elected not to pursue non-prime auto lending. Our average new loan origination FICO score over the last twelve months was 751 for indirect auto loans and 769 for direct auto loans. As of September 30, 2017, .6% of our auto loan portfolio was nonperforming and .7% of the portfolio was accruing past due. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 55% new vehicle loans and 45% used vehicle loans at September 30, 2017.

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
Table 18: Consumer Real Estate Related Loan Modifications

	September 30, 2017		December 31, 2016
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	2,981	$210	3,484	$258
Permanent modifications	23,273	2,621	23,904	2,693
Total consumer real estate related loan modifications	26,254	$2,831	27,388	$2,951
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
Table 19: Summary of Troubled Debt Restructurings (a)

	September 30 2017	December 31 2016	Change
In millions			$	%
Total commercial lending	$429	$428	$1	—%
Total consumer lending	1,673	1,793	(120)	(7)%
Total TDRs	$2,102	$2,221	$(119)	(5)%
Nonperforming	$987	$1,112	$(125)	(11)%
Accruing (b)	1,115	1,109	6	1%
Total TDRs	$2,102	$2,221	$(119)	(5)%

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

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both September 30, 2017 and December 31, 2016. Nonperforming TDRs represented approximately 53% and 52% of total nonperforming loans and 47% and 50% of total TDRs at September 30, 2017 and December 31, 2016, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at September 30, 2017 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

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

Table 20: Allowance for Loan and Lease Losses

Dollars in millions	2017	2016
January 1	$2,589	$2,727
Total net charge-offs	(334)	(437)
Provision for credit losses	316	366
Net change in allowance for unfunded loan commitments and letters of credit	8	(49)
Other	26	12
September 30	$2,605	$2,619
Net charge-offs to average loans (for the nine months ended) (annualized)	.21%	.28%
Total allowance for loan and lease losses to total loans	1.18%	1.24%
Commercial lending net charge-offs	$(69)	$(164)
Consumer lending net charge-offs	(265)	(273)
Total net charge-offs	$(334)	$(437)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.06%	.16%
Consumer lending	.49%	.50%

At September 30, 2017, total ALLL to total nonperforming loans was 139%. The comparable amount for December 31, 2016 was 121%. These ratios are 102% and 89%, respectively, when excluding the $.7 billion of ALLL at both September 30, 2017 and December 31, 2016, allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 14 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2017, overall credit quality remained stable, which resulted in an essentially flat ALLL balance as of September 30, 2017 compared to December 31, 2016.

The following table summarizes our loan charge-offs and recoveries.
Table 21: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2017
Commercial	$140	$61	$79.10%
Commercial real estate	9	21	(12)	(.05)%
Equipment lease financing	6	4	2.04%
Home equity	98	67	31.14%
Residential real estate	8	12	(4)	(.03)%
Credit card	136	16	120	3.09%
Other consumer	180	62	118.72%
Total	$577	$243	$334.21%
2016
Commercial	$271	$87	$184.25%
Commercial real estate	22	37	(15)	(.07)%
Equipment lease financing	4	9	(5)	(.09)%
Home equity	115	63	52.22%
Residential real estate	11	7	4.04%
Credit card	122	14	108	2.99%
Other consumer	147	38	109.67%
Total	$692	$255	$437.28%
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

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100% in 2017. PNC and PNC Bank calculate the LCR on a daily basis and as of September 30, 2017, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2016 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $260.7 billion at September 30, 2017 from $257.2 billion at December 31, 2016, driven by higher consumer and commercial deposits. Consumer deposits reflected in part a shift from money market deposits to relationship-based savings products. Commercial deposits reflected a shift from demand deposits to money market deposits primarily due to higher interest rates in 2017. Additionally, certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At September 30, 2017, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $29.0 billion and securities available for sale of $57.3 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $86.3 billion, we had $3.5 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.8 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through the issuance of traditional forms of funding, including long-term debt (senior notes, subordinated debt and FHLB advances) and short-term borrowings (Federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 22: Senior and Subordinated Debt

In billions	2017
January 1	$31.0
Issuances	5.3
Calls and maturities	(4.2)
September 30	$32.1
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2017, PNC Bank had $25.2 billion of notes outstanding under this program of which $21.3 billion were senior bank notes and $3.9 billion were subordinated bank notes. The following table details issuances for the three months ended September 30, 2017.

26    The PNC Financial Services Group, Inc. – Form 10-Q

Table 23: PNC Bank Notes Issued During Third Quarter 2017

Issuance Date	Amount	Description of Issuance
July 28, 2017	$750 million	Senior notes with a maturity date of July 28, 2022. Interest is payable semi-annually at a fixed rate of 2.450% on January 28 and July 28 of each year, beginning January 28, 2018.
July 28, 2017	$500 million
Floating rate senior notes with a maturity date of July 27, 2022. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .50% on January 27, April 27, July 27 and October 27 of each year, beginning on October 27, 2017.

See Note 15 Subsequent Events for information on the October 23, 2017 issuances of $1.0 billion of senior notes due 2027 and $750 million of senior notes due 2020 by PNC Bank.

PNC Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances from FHLB-Pittsburgh secured generally by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities. At September 30, 2017, our unused secured borrowing capacity was $25.3 billion with the FHLB-Pittsburgh. Total FHLB borrowings increased to $20.5 billion at September 30, 2017 compared with $17.5 billion at December 31, 2016 as draws outpaced maturities.

The FHLB-Pittsburgh also periodically provides standby letters of credit on behalf of PNC Bank to secure certain public deposits. If the FHLB-Pittsburgh is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to PNC Bank. At September 30, 2017 , standby letters of credit issued on our behalf by the FHLB-Pittsburgh totaled $4.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2017, there were no issuances outstanding under this program.

PNC Bank can also borrow from the Federal Reserve Bank discount window to meet short-term liquidity requirements. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. These potential borrowings are secured by commercial loans. At September 30, 2017, our unused secured borrowing capacity was $16.2 billion with the Federal Reserve Bank.

Borrowed funds come from a diverse mix of short-term and long-term funding sources. See Note 10 Borrowed Funds in our 2016 Form 10-K and the Funding Sources section of the Consolidated Balance Sheet Review for additional information related to our Borrowings.

In addition to managing liquidity risk at the bank level, we monitor the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases and acquisitions.

As of September 30, 2017, available parent company liquidity totaled $5.5 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from its subsidiary bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.6 billion at September 30, 2017. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2017, there were no commercial paper issuances outstanding.

Parent company senior and subordinated debt outstanding totaled $6.9 billion at September 30, 2017 compared with $6.2 billion at December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    27

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

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

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
Table 24: Credit Ratings as of September 30, 2017 for PNC and PNC Bank

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
In the second quarter of 2017, we completed our common stock repurchase programs for the four quarter period that ended in June 2017 with total repurchases of 21.5 million common shares for $2.3 billion. These repurchases were included in our capital plan accepted by the Federal Reserve as part of our 2016 CCAR submission. Additionally, we paid $1.1 billion in common stock dividends for a total of $3.4 billion of capital returned to shareholders during this four quarter period.
In connection with the 2017 CCAR process, we submitted our capital plan as approved by PNC’s Board of Directors, to the Federal Reserve in April 2017. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided for in the 2017 capital plan, PNC announced new share repurchase programs of up to $2.7 billion for the four-quarter period beginning in the third quarter of 2017, including repurchases of up to $.3 billion related to employee benefit plans. In the third quarter of 2017, we repurchased 4.2 million common shares for $.5 billion.
We paid dividends on common stock of $.4 billion, or 75 cents per common share, during the third quarter of 2017. On October 3, 2017, the PNC Board of Directors declared a quarterly common stock cash dividend of 75 cents per share payable on November 5, 2017.
See Note 11 Total Equity and Other Comprehensive Income in the Notes To Consolidated Financial Statements in this Report for additional information on the March 15, 2017 redemption of $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Table 25: Basel III Capital

	September 30, 2017
Dollars in millions	2017 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$8,607	$8,607
Retained earnings	33,819	33,819
Accumulated other comprehensive income for securities currently and previously held as available for sale	351	439
Accumulated other comprehensive income for pension and other postretirement plans	(445)	(556)
Goodwill, net of associated deferred tax liabilities	(8,878)	(8,878)
Other disallowed intangibles, net of deferred tax liabilities	(259)	(324)
Other adjustments/(deductions)	(161)	(163)
Total common equity Tier 1 capital before threshold deductions	33,034	32,944
Total threshold deductions	(1,166)	(1,731)
Common equity Tier 1 capital	31,868	31,213
Additional Tier 1 capital
Preferred stock plus related surplus	3,983	3,983
Other adjustments/(deductions)	(104)	(118)
Tier 1 capital	35,747	35,078
Additional Tier 2 capital
Qualifying subordinated debt	3,648	3,589
Trust preferred capital securities	100
Eligible credit reserves includable in Tier 2 capital	2,898	2,898
Total Basel III capital	$42,393	$41,565
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$309,292	$317,393
Basel III advanced approaches risk-weighted assets (e)	N/A	$285,517
Average quarterly adjusted total assets	$362,303	$361,656
Supplementary leverage exposure (f)	$431,795	$431,148
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.3%	9.8%	(g) (h)
Tier 1	11.6%	11.1%	(g) (i)
Total	13.7%	13.1%	(g) (j)
Leverage (k)	9.9%	9.7%
Supplementary leverage ratio (l)	8.3%	8.1%

(a)	Calculated using the regulatory capital methodology applicable to us during 2017.

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

(j)
For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.6%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by estimated Basel III advanced approaches risk-weighted assets.

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

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles and believe that our September 30, 2017 capital levels were aligned with them.

At September 30, 2017, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2016 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our December 31, 2016 and September 30, 2016 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.

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

30    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the third quarters of 2017 and 2016 follow:
Table 26: Interest Sensitivity Analysis

	Third Quarter 2017	Third Quarter 2016
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.9%	3.0%
100 basis point decrease	(3.6)%	(3.9)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.9%	6.1%
100 basis point decrease	(8.8)%	(8.3)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(2.6)	(6.5)
Key Period-End Interest Rates
One-month LIBOR	1.23%	.53%
Three-year swap	1.86%	1.07%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
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
Table 27: Net Interest Income Sensitivity to Alternative Rate Scenarios (Third Quarter 2017)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.8%	2.0%	(0.9)%
Second year sensitivity	4.6%	3.1%	(4.2)%

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
Table 28: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2017 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first nine months of 2017 and 2016 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2016 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Customer related trading revenue was $186 million for the first nine months of 2017 compared to $140 million for the first nine months of 2016. The increase was primarily due to changes in credit valuations for customer-related derivatives and improved foreign exchange client sales revenues.

Customer related trading revenue was $57 million for the third quarter of 2017 compared to $51 million for the third quarter of 2016. The increase was primarily due to improved foreign exchange client sales revenues.

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

A summary of our equity investments follows:
Table 29: Equity Investments Summary

	September 30 2017	December 31 2016	Change
In millions			$	%
BlackRock	$7,194	$6,886	$308	4%
Tax credit investments	2,121	2,090	31	1%
Private equity and other	1,694	1,752	(58)	(3)%
Total	$11,009	$10,728	$281	3%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at September 30, 2017, accounted for under the equity method. The primary risk measurement, similar to other equity investments, is economic capital. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion at both September 30, 2017 and December 31, 2016. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.
Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2016 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value which totaled $1.3 billion at September 30, 2017 and $1.4 billion at December 31, 2016. As of September 30, 2017, $1.1 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See Item 1 Business - Supervision and Regulation and Item 1A Risk Factors in our 2016 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule, including the five-year extension we received in February 2017 to conform certain equity investments subject to the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At September 30, 2017, the estimated value of our investment in Visa Class B common shares was approximately $610 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly traded class of stock, which cannot happen until the settlement of the pending interchange litigation. See Note 6 Fair Value and Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2016 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at September 30, 2017 and September 30, 2016.

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

RECENT REGULATORY DEVELOPMENTS

On August 3, 2017, the Federal Reserve requested public comment on a proposal that would introduce a new supervisory rating system for bank holding companies (BHCs) with $50 billion or more in total consolidated assets, including PNC. Under the proposal, covered BHCs would receive separate ratings from the Federal Reserve for (i) capital planning and positions, (ii) liquidity risk management and positions and (iii) governance and controls. Each of these component areas would receive one of the following four ratings: (i) Satisfactory, (ii) Satisfactory Watch, (iii) Deficient-1, and (iv) Deficient-2. As proposed, a covered BHC would have to maintain a rating of “Satisfactory Watch” or better for each of the three components to be considered “well managed”. The public comment period for the proposal is scheduled to close on November 30, 2017, with initial ratings under the new framework being assigned during 2018.

On August 7, 2017, the Office of the Comptroller of the Currency (OCC) published a request for information (OCC Notice) on how the final regulations implementing Section 13 of the Bank Holding Company Act (commonly known as the Volcker Rule) may be revised to better accomplish the purposes of the statute. The Volcker Rule prohibits banks from engaging in proprietary trading and having certain investments in, and other relationships with, hedge funds and private equity funds. The public comment period on the OCC Notice closed on September 21, 2017. The OCC is reviewing the numerous comment letters received to evaluate potential revisions to the regulation.

On September 27, 2017, the Federal Reserve, OCC and Federal Deposit Insurance Corporation jointly requested public comment on a proposal that would implement certain changes to the Basel III capital rules. The proposal would reduce the risk weight (from 150 percent to 130 percent) for high-volatility commercial real estate exposures under the standardized approach, while also making certain changes to the definition of such exposures and relabeling such exposures high-volatility acquisition, development or construction exposures. For non-advanced approaches banking organizations (that is, generally those with less than $250 billion in total consolidated assets and $10 billion on-balance sheet foreign exposure), the proposal also would modify the threshold deductions from common equity Tier 1 regulatory capital for significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and certain deferred tax assets. The public comment period on the proposal closes on December 26, 2017.

For more information on how supervisory ratings may affect PNC, and the Basel III capital rules and PNC’s regulatory capital requirements, see the Supervision and Regulation section in Item 1 Business of our 2016 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 30: Fair Value Measurements – Summary

	September 30, 2017		December 31, 2016
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$69,215	$7,360	$74,608	$8,830
Total assets at fair value as a percentage of consolidated assets	18%		20%
Level 3 assets as a percentage of total assets at fair value		11%		12%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,202	$291	$4,818	$433
Total liabilities at fair value as a percentage of consolidated liabilities	1%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		7%		9%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

We plan to adopt the ASU using the modified retrospective approach with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. Since the standard does not apply to revenue from loans, securities and other financial instruments, based on our evaluation to date, we do not expect the adoption of this standard to have a material impact on our consolidated results of operations or our consolidated financial position. We have determined that there will be no impact to the presentation of certain in-scope revenue on the income statement related to our credit card business. We are also in process of reviewing our internal controls over financial reporting to determine what changes to or additional internal controls will be required as a result of the implementation of the new standard. We continue to expect that the most significant impact related to the standard’s expanded disclosure requirements will be the disaggregation of revenue.

34    The PNC Financial Services Group, Inc. – Form 10-Q

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

The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied using a modified retrospective approach through a cumulative-effect adjustment to the balance sheet, except for the amendment related to equity securities without readily determinable fair values, which should be applied prospectively. We plan to adopt all provisions consistent with the effective date. We are also in process of reviewing our internal controls over financial reporting to determine what changes to or additional internal controls will be required as a result of the implementation of the new standard. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations or our consolidated financial position.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The primary change in the new guidance is the recognition of lease assets and lease liabilities by lessees for operating leases. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 using a modified retrospective approach through a cumulative-effect adjustment. Early adoption is permitted. We are substantially complete with the evaluation of our initial lease population. We expect, at a minimum, to recognize lease liabilities and corresponding right-of-use assets commensurate with the present value of the future minimum payments required under operating leases as disclosed in Note 8 Premises, Equipment and Leasehold Improvements in our 2016 Form 10-K. We do not expect a material change to the timing of our expense recognition.

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

Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The development of an expected credit loss methodology and new disclosures will require significant data collection, building or enhancing loss models, and process re-development prior to adoption. The ASU is effective for us for the first quarter of 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We have established a company-wide, cross-functional governance structure. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We also continue to assess the impact of the standard; however, we expect the guidance will result in an increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. The magnitude of the increase in our allowance for loan losses at the adoption date will be dependent upon the nature of the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

item. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. Based on our evaluation to date, we do not expect the adoption of this standard to have a material impact on our consolidated statement of cash flows.

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

Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies the application of hedge accounting by easing the requirements for effectiveness testing, hedge documentation and the application of critical terms match method. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk.

The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption and the effect of adoption is required to be reflected as of the beginning of the fiscal year of adoption (i.e. modified retrospective application) through a cumulative-effect adjustment. The amended presentation and disclosure guidance is required only prospectively. One-time transition elections are available to modify existing hedge documentation. We are currently evaluating the impact of this standard to our consolidated results of operations and our consolidated financial position.

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

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2017, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of September 30, 2017, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economy and the labor market will grow moderately through the rest of 2017 and in 2018, supported by gains in consumer spending thanks to solid job growth and rising wages, continued gradual improvement in the housing market, modest growth in business investment, an expanding global economy, and some fiscal stimulus from corporate and personal income tax cuts. Although inflation has slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise through the rest of this year and throughout 2018; PNC’s baseline forecast is for one 25 basis point increase in the federal funds rate in December of 2017, and three more increases in 2018. Longer-term rates will also increase as the Federal Reserve slowly reduces the size of its balance sheet, but at a slower pace than short-term rates.

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

The PNC Financial Services Group, Inc. – Form 10-Q    37

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

We provide greater detail regarding these as well as other factors in our 2016 Form 10-K, our 2017 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

38    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2017	2016	2017	2016
Interest Income
Loans	$2,140	$1,856	$6,084	$5,528
Investment securities	501	451	1,489	1,369
Other	154	101	416	302
Total interest income	2,795	2,408	7,989	7,199
Interest Expense
Deposits	170	107	433	316
Borrowed funds	280	206	793	622
Total interest expense	450	313	1,226	938
Net interest income	2,345	2,095	6,763	6,261
Noninterest Income
Asset management	421	404	1,222	1,122
Consumer services	357	348	1,049	1,039
Corporate services	371	389	1,198	1,117
Residential mortgage	104	160	321	425
Service charges on deposits	181	174	512	495
Other	346	259	1,004	829
Total noninterest income	1,780	1,734	5,306	5,027
Total revenue	4,125	3,829	12,069	11,288
Provision For Credit Losses	130	87	316	366
Noninterest Expense
Personnel	1,274	1,239	3,786	3,610
Occupancy	204	215	628	651
Equipment	259	246	791	720
Marketing	62	72	184	187
Other	657	622	1,948	1,867
Total noninterest expense	2,456	2,394	7,337	7,035
Income before income taxes and noncontrolling interests	1,539	1,348	4,416	3,887
Income taxes	413	342	1,119	949
Net income	1,126	1,006	3,297	2,938
Less: Net income attributable to noncontrolling interests	12	18	39	60
Preferred stock dividends	63	63	181	168
Preferred stock discount accretion and redemptions	1	1	24	4
Net income attributable to common shareholders	$1,050	$924	$3,053	$2,706
Earnings Per Common Share
Basic	$2.18	$1.87	$6.29	$5.41
Diluted	$2.16	$1.84	$6.21	$5.33
Average Common Shares Outstanding
Basic	479	490	483	496
Diluted	483	496	488	502
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    39

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net income	$1,126	$1,006	$3,297	$2,938
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	61	(25)	281	752
Net unrealized gains (losses) on OTTI securities	66	38	164	17
Net unrealized gains (losses) on cash flow hedge derivatives	(47)	(125)	(134)	138
Pension and other postretirement benefit plan adjustments	11	11	(6)	26
Other	6	(25)	32	(40)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	97	(126)	337	893
Income tax benefit (expense) related to items of other comprehensive income	(21)	36	(94)	(377)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	76	(90)	243	516
Comprehensive income	1,202	916	3,540	3,454
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	18	39	60
Comprehensive income attributable to PNC	$1,190	$898	$3,501	$3,394
See accompanying Notes To Consolidated Financial Statements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2017	December 31 2016
In millions, except par value
Assets
Cash and due from banks	$4,736	$4,879
Interest-earning deposits with banks	24,713	25,711
Loans held for sale (a)	1,764	2,504
Investment securities – available for sale	57,254	60,104
Investment securities – held to maturity	17,740	15,843
Loans (a)	221,109	210,833
Allowance for loan and lease losses	(2,605)	(2,589)
Net loans	218,504	208,244
Equity investments	11,009	10,728
Mortgage servicing rights	1,854	1,758
Goodwill	9,163	9,103
Other (a)	28,454	27,506
Total assets	$375,191	$366,380
Liabilities
Deposits
Noninterest-bearing	$79,967	$80,230
Interest-bearing	180,768	176,934
Total deposits	260,735	257,164
Borrowed funds
Federal Home Loan Bank borrowings	20,538	17,549
Bank notes and senior debt	26,467	22,972
Subordinated debt	5,601	8,009
Other (b)	4,958	4,176
Total borrowed funds	57,564	52,706
Allowance for unfunded loan commitments and letters of credit	293	301
Accrued expenses and other liabilities	10,147	9,355
Total liabilities	328,739	319,526
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,709
Capital surplus	16,343	16,651
Retained earnings	33,819	31,670
Accumulated other comprehensive income (loss)	(22)	(265)
Common stock held in treasury at cost: 66 and 57 shares	(6,462)	(5,066)
Total shareholders’ equity	46,388	45,699
Noncontrolling interests	64	1,155
Total equity	46,452	46,854
Total liabilities and equity	$375,191	$366,380

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.6 billion, Loans of $.8 billion and Other assets of $.3 billion at September 30, 2017 and Loans held for sale of $2.4 billion, Loans of $.9 billion and Other assets of $.5 billion at December 31, 2016.

(b)	Our consolidated liabilities at both September 30, 2017 and December 31, 2016 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(c)	Par value less than $.5 million at each date.
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2017	2016
Operating Activities
Net income	$3,297	$2,938
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	316	366
Depreciation and amortization	859	917
Deferred income taxes	147	(171)
Changes in fair value of mortgage servicing rights	231	559
Gain on sales of Visa Class B common shares		(126)
Undistributed earnings of BlackRock	(315)	(256)
Net change in
Trading securities and other short-term investments	252	(1,029)
Loans held for sale	37	(490)
Other assets	130	(2,179)
Accrued expenses and other liabilities	5	2,197
Other	(133)	(431)
Net cash provided (used) by operating activities	4,826	2,295
Investing Activities
Sales
Securities available for sale	4,192	2,517
Loans	1,493	1,538
Repayments/maturities
Securities available for sale	8,195	7,683
Securities held to maturity	2,196	2,013
Purchases
Securities available for sale	(8,676)	(15,179)
Securities held to maturity	(4,098)	(3,741)
Loans	(690)	(963)
Net change in
Federal funds sold and resale agreements	(397)	651
Interest-earning deposits with banks	998	3,487
Loans	(10,606)	(5,451)
Net cash paid for acquisition	(1,323)
Other	(899)	(159)
Net cash provided (used) by investing activities	(9,615)	(7,604)
(continued on following page)

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Nine Months Ended September 30
	2017	2016
Financing Activities
Net change in
Noninterest-bearing deposits	$(165)	$3,162
Interest-bearing deposits	3,834	8,169
Federal funds purchased and repurchase agreements	(33)	(542)
Federal Home Loan Bank borrowings	3,000
Other borrowed funds	829	(15)
Sales/issuances
Federal Home Loan Bank borrowings	6,000
Bank notes and senior debt	5,309	3,855
Other borrowed funds	277	143
Common and treasury stock	94	63
Repayments/maturities
Federal Home Loan Bank borrowings	(6,011)	(3,058)
Bank notes and senior debt	(1,800)	(3,000)
Subordinated debt	(2,408)
Other borrowed funds	(268)	(484)
Redemption of noncontrolling interests	(1,000)
Acquisition of treasury stock	(1,927)	(1,559)
Preferred stock cash dividends paid	(181)	(168)
Common stock cash dividends paid	(904)	(791)
Net cash provided (used) by financing activities	4,646	5,775
Net Increase (Decrease) In Cash And Due From Banks	(143)	466
Cash and due from banks at beginning of period	4,879	4,065
Cash and due from banks at end of period	$4,736	$4,531
Supplemental Disclosures
Interest paid	$1,201	$980
Income taxes paid	$53	$461
Income taxes refunded	$11	$97
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$295	$497
Transfer from loans to foreclosed assets	$164	$225
Transfer from trading securities to investment securities	$192
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    43

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards that had a significant impact during the third quarter of 2017.

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

44    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides cash flows associated with our loan sale and servicing activities.
Table 31: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS – Three months ended September 30, 2017
Sales of loans (b)	$1,468	$1,280
Repurchases of previously transferred loans (c)	$103
Servicing fees (d)	$95	$32
Servicing advances recovered/(funded), net	$(4)	$(1)
Cash flows on mortgage-backed securities held (e)	$372	$13
CASH FLOWS – Three months ended September 30, 2016
Sales of loans (b)	$1,950	$1,342
Repurchases of previously transferred loans (c)	$133
Servicing fees (d)	$95	$31
Servicing advances recovered/(funded), net	$13	$(7)
Cash flows on mortgage-backed securities held (e)	$466	$31
CASH FLOWS – Nine months ended September 30, 2017
Sales of loans (b)	$4,385	$3,639
Repurchases of previously transferred loans (c)	$331
Servicing fees (d)	$281	$95
Servicing advances recovered/(funded), net	$80	$25
Cash flows on mortgage-backed securities held (e)	$1,066	$196
CASH FLOWS – Nine months ended September 30, 2016
Sales of loans (b)	$4,796	$2,796
Repurchases of previously transferred loans (c)	$396
Servicing fees (d)	$281	$93
Servicing advances recovered/(funded), net	$89
Cash flows on mortgage-backed securities held (e)	$1,235	$228

(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and/or services loans. The carrying values of such securities held were $7.6 billion in residential mortgage-backed securities and $.7 billion in commercial mortgage-backed securities at September 30, 2017 and $6.7 billion in residential mortgage-backed securities and $1.0 billion in commercial mortgage-backed securities at September 30, 2016. Additionally, at December 31, 2016, the carrying values of such securities held were $6.9 billion in residential mortgage-backed securities and $.9 billion in commercial mortgage-backed securities.

Table 32 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans.
Table 32: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2017
Total principal balance	$59,580	$47,376
Delinquent loans (b)	$909	$566
December 31, 2016
Total principal balance	$66,081	$45,855
Delinquent loans (b)	$1,422	$941
Three months ended September 30, 2017
Net charge-offs (c)	$13	$228
Three months ended September 30, 2016
Net charge-offs (c)	$24	$168
Nine months ended September 30, 2017
Net charge-offs (c)	$62	$639
Nine months ended September 30, 2016
Net charge-offs (c)	$78	$1,237

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

The PNC Financial Services Group, Inc. – Form 10-Q    45

Table 33: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2017
Mortgage-Backed Securitizations (b)	$8,593	$8,593	(c)
Tax Credit Investments and Other	3,079	3,007	(d)	$825	(e)
Total	$11,672	$11,600		$825
December 31, 2016
Mortgage-Backed Securitizations (b)	$8,003	$8,003	(c)
Tax Credit Investments and Other	3,083	3,043	(d)	$823	(e)
Total	$11,086	$11,046		$823

(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the nine months ended September 30, 2017, we recognized $.2 billion of amortization, $.2 billion of tax credits, and $.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the third quarter of 2017 were $58 million, $60 million and $21 million, respectively.

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2017 and December 31, 2016, respectively.

Table 34: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
September 30, 2017
Commercial Lending
Commercial	$110,765	$44	$28	$47	$119		$419		$14	$111,317
Commercial real estate	29,323	8	13		21		128		44	29,516
Equipment lease financing	7,684	4	3		7		3			7,694
Total commercial lending	147,772	56	44	47	147		550		58	148,527
Consumer Lending
Home equity	26,959	74	31		105		814		933	28,811
Residential real estate	13,788	135	71	418	624	(b)	423	$200	1,566	16,601
Credit card	5,267	40	25	38	103		5			5,375
Other consumer
Automobile	12,580	71	16	5	92		71			12,743
Education and other	8,694	110	68	170	348	(b)	10			9,052
Total consumer lending	67,288	430	211	631	1,272		1,323	200	2,499	72,582
Total	$215,060	$486	$255	$678	$1,419		$1,873	$200	$2,557	$221,109
Percentage of total loans	97.26%	.22%	.12%	.31%	.64%		.85%	.09%	1.16%	100.00%
December 31, 2016
Commercial Lending
Commercial	$100,710	$81	$20	$39	$140		$496		$18	$101,364
Commercial real estate	28,769	5	2		7		143		91	29,010
Equipment lease financing	7,535	29	1		30		16			7,581
Total commercial lending	137,014	115	23	39	177		655		109	137,955
Consumer Lending
Home equity	27,820	64	30		94		914		1,121	29,949
Residential real estate	12,425	159	68	500	727	(b)	501	$219	1,726	15,598
Credit card	5,187	33	21	37	91		4			5,282
Other consumer
Automobile	12,257	51	12	5	68		55			12,380
Education and other	9,235	140	78	201	419	(b)	15			9,669
Total consumer lending	66,924	447	209	743	1,399		1,489	219	2,847	72,878
Total	$203,938	$562	$232	$782	$1,576		$2,144	$219	$2,956	$210,833
Percentage of total loans	96.73%	.27%	.11%	.37%	.75%		1.02%	.10%	1.40%	100.00%

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus accrued interest and net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion and Education and other consumer loans totaling $.3 billion and $.4 billion at September 30, 2017 and December 31, 2016, respectively.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)
Net of unearned income, net deferred loan fees, unamortized discounts & premiums and purchase discounts & premiums totaling $1.2 billion and $1.3 billion at September 30, 2017 and December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    47

At September 30, 2017, we pledged $19.9 billion of commercial loans to the Federal Reserve Bank (FRB) and $62.7 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the contingent ability to borrow, if necessary. The comparable amounts at December 31, 2016 were $22.0 billion and $60.8 billion, respectively.
Table 35: Nonperforming Assets

Dollars in millions	September 30 2017	December 31 2016
Nonperforming loans
Total commercial lending	$550	$655
Total consumer lending (a)	1,323	1,489
Total nonperforming loans (b)	1,873	2,144
OREO, foreclosed and other assets	194	230
Total nonperforming assets	$2,067	$2,374
Nonperforming loans to total loans	.85%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.93%	1.12%
Nonperforming assets to total assets	.55%	.65%

(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)
The recorded investment of loans collateralized by residential real estate property that are in process of foreclosure was $.3 billion at September 30, 2017 and $.4 billion at December 31, 2016, which included $.2 billion of loans that are government insured/guaranteed.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies in our 2016 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 35 include TDRs of $1.0 billion at September 30, 2017 and $1.1 billion at December 31, 2016. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at both September 30, 2017 and December 31, 2016 and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Lending Asset Classes

The following table presents asset quality indicators for the Commercial Lending asset classes. See Note 3 Asset Quality in our 2016 Form 10-K for additional information related to our Commercial Lending asset classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Table 36: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
September 30, 2017
Commercial	$106,168	$1,741	$3,340	$68	$111,317
Commercial real estate	28,874	168	457	17	29,516
Equipment lease financing	7,515	89	87	3	7,694
Total commercial lending	$142,557	$1,998	$3,884	$88	$148,527
December 31, 2016
Commercial	$96,231	$1,612	$3,449	$72	$101,364
Commercial real estate	28,561	98	327	24	29,010
Equipment lease financing	7,395	89	91	6	7,581
Total commercial lending	$132,187	$1,799	$3,867	$102	$137,955

(a)
Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use probability of default (PD) and loss given default (LGD) to rate commercial loans and apply a split rating classification to certain loans meeting threshold criteria. By assigning a split classification, a loan’s exposure amount may be split into more than one classification category in this table.

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

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for home equity and residential real estate balances, excluding consumer purchased impaired loans of $2.5 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively, and government insured or guaranteed residential real estate mortgages of $.7 billion at September 30, 2017 and $.8 billion as of December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Table 37: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
September 30, 2017 - in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$131	$432	$141	$704
Less than or equal to 660 (b)	20	69	42	131
Missing FICO	1	5	2	8
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	337	958	306	1,601
Less than or equal to 660 (b)	55	160	78	293
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	379	995	358	1,732
Less than or equal to 660	61	144	63	268
Missing FICO	2	8	5	15
Less than 90% and updated FICO scores:
Greater than 660	14,066	7,958	12,656	34,680
Less than or equal to 660	1,227	761	542	2,530
Missing FICO	42	55	90	187
Total home equity and residential real estate loans	$16,324	$11,555	$14,290	$42,169

December 31, 2016 - in millions	Home Equity		Residential Real Estate	Total
	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$161	$629	$174	$964
Less than or equal to 660 (b)	32	110	35	177
Missing FICO	1	9	2	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	394	1,190	345	1,929
Less than or equal to 660 (b)	66	211	76	353
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	453	1,100	463	2,016
Less than or equal to 660	77	171	78	326
Missing FICO	1	8	6	15
Less than 90% and updated FICO scores:
Greater than 660	14,047	7,913	11,153	33,113
Less than or equal to 660	1,323	822	586	2,731
Missing FICO	42	55	102	199
Missing LTV and updated FICO scores:
Greater than 660			1	1
Total home equity and residential real estate loans	$16,600	$12,228	$13,028	$41,856

(a)	Amounts shown represent recorded investment.

(b)
Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at September 30, 2017: New Jersey 17%, Pennsylvania 12%, Illinois 12%, Ohio 9%, Maryland 8%, Florida 7%, Michigan 5% and North Carolina 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 26% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2016: New Jersey 16%, Pennsylvania 14%, Illinois 12%, Ohio 10%, Florida 7%, Maryland 6%, Michigan 4% and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans.

50    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Card and Other Consumer Loan Classes
The following table presents asset quality indicators for the credit card and other consumer loan classes.
Table 38: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2017
FICO score greater than 719	$3,248	60%	$10,446	64%
650 to 719	1,510	28%	4,204	26%
620 to 649	232	4%	596	4%
Less than 620	247	5%	652	4%
No FICO score available or required (b)	138	3%	354	2%
Total loans using FICO credit metric	5,375	100%	16,252	100%
Consumer loans using other internal credit metrics (a)			5,543
Total loan balance	$5,375		$21,795
Weighted-average updated FICO score (b)		735		743
December 31, 2016
FICO score greater than 719	$3,244	61%	$10,247	65%
650 to 719	1,466	28%	3,873	25%
620 to 649	215	4%	552	3%
Less than 620	229	4%	632	4%
No FICO score available or required (b)	128	3%	489	3%
Total loans using FICO credit metric	5,282	100%	15,793	100%
Consumer loans using other internal credit metrics (a)			6,256
Total loan balance	$5,282		$22,049
Weighted-average updated FICO score (b)		736		744

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

The PNC Financial Services Group, Inc. – Form 10-Q    51

Troubled Debt Restructurings (TDRs)
Table 39 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and nine months ended September 30, 2017 and September 30, 2016. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2016 Form 10-K for additional discussion of TDRs.
Table 39: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2017 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	25	$44	$14		$30	$44
Total consumer lending	2,965	52		$36	15	51
Total TDRs	2,990	$96	$14	$36	$45	$95
During the three months ended September 30, 2016 Dollars in millions
Total commercial lending	37	$108		$1	$96	$97
Total consumer lending	2,800	62		37	22	59
Total TDRs	2,837	$170		$38	$118	$156

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2017 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	107	$256	$18	6	$191	$215
Total consumer lending	8,839	179		$116	62	178
Total TDRs	8,946	$435	$18	$122	$253	$393
During the nine months ended September 30, 2016 Dollars in millions
Total commercial lending	109	$480		$53	$379	$432
Total consumer lending	8,435	187		119	58	177
Total TDRs	8,544	$667		$172	$437	$609

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2017 and January 1, 2016, respectively, and (ii) subsequently defaulted during the three and nine months ended September 30, 2017 totaled $49 million and $107 million, respectively. The comparable amounts for the three months and nine months ended September 30, 2016 totaled $66 million and $118 million, respectively.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Impaired Loans
Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2017 and September 30, 2016. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.
Table 40: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
September 30, 2017
Impaired loans with an associated allowance
Total commercial lending	$711	$389	$93	$435
Total consumer lending	1,028	982	194	1,086
Total impaired loans with an associated allowance	$1,739	$1,371	$287	$1,521
Impaired loans without an associated allowance
Total commercial lending	$443	$329		$321
Total consumer lending	1,080	691		651
Total impaired loans without an associated allowance	$1,523	$1,020		$972
Total impaired loans	$3,262	$2,391	$287	$2,493
December 31, 2016
Impaired loans with an associated allowance
Total commercial lending	$742	$477	$105	$497
Total consumer lending	1,237	1,185	226	1,255
Total impaired loans with an associated allowance	$1,979	$1,662	$331	$1,752
Impaired loans without an associated allowance
Total commercial lending	$447	$322		$365
Total consumer lending	982	608		604
Total impaired loans without an associated allowance	$1,429	$930		$969
Total impaired loans	$3,408	$2,592	$331	$2,721

(a)	Average recorded investment is for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    53

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
Table 41: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

In millions	Commercial Lending	Consumer Lending	Total
September 30, 2017
Allowance for Loan and Lease Losses
January 1	$1,534	$1,055	$2,589
Charge-offs	(155)	(422)	(577)
Recoveries	86	157	243
Net charge-offs	(69)	(265)	(334)
Provision for credit losses	153	163	316
Net change in allowance for unfunded loan commitments and letters of credit	9	(1)	8
Other	1	25	26
September 30	$1,628	$977	$2,605
TDRs individually evaluated for impairment	$49	$194	$243
Other loans individually evaluated for impairment	44		44
Loans collectively evaluated for impairment	1,515	499	2,014
Purchased impaired loans	20	284	304
September 30	$1,628	$977	$2,605
Loan Portfolio
TDRs individually evaluated for impairment	$429	$1,673	$2,102
Other loans individually evaluated for impairment	289		289
Loans collectively evaluated for impairment	147,751	67,603	215,354
Fair value option loans (a)		807	807
Purchased impaired loans	58	2,499	2,557
September 30	$148,527	$72,582	$221,109
Portfolio segment ALLL as a percentage of total ALLL	62%	38%	100%
Ratio of the allowance for loan and lease losses to total loans	1.10%	1.35%	1.18%
September 30, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(297)	(395)	(692)
Recoveries	133	122	255
Net charge-offs	(164)	(273)	(437)
Provision for credit losses	156	210	366
Net change in allowance for unfunded loan commitments and letters of credit	(48)	(1)	(49)
Other	1	11	12
September 30	$1,550	$1,069	$2,619
TDRs individually evaluated for impairment	$76	$240	$316
Other loans individually evaluated for impairment	44		44
Loans collectively evaluated for impairment	1,388	548	1,936
Purchased impaired loans	42	281	323
September 30	$1,550	$1,069	$2,619
Loan Portfolio
TDRs individually evaluated for impairment	$527	$1,832	$2,359
Other loans individually evaluated for impairment	344		344
Loans collectively evaluated for impairment	137,170	66,619	203,789
Fair value option loans (a)		874	874
Purchased impaired loans	122	2,958	3,080
September 30	$138,163	$72,283	$210,446
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans	1.12%	1.48%	1.24%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

54    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 INVESTMENT SECURITIES
Table 42: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
September 30, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,233	$193	$(42)	$13,384
Residential mortgage-backed
Agency	25,744	176	(170)	25,750
Non-agency	2,642	326	(22)	2,946
Commercial mortgage-backed
Agency	2,002	4	(29)	1,977
Non-agency	2,730	28	(7)	2,751
Asset-backed	5,283	73	(4)	5,352
Other debt	4,425	146	(11)	4,560
Total debt securities	56,059	946	(285)	56,720
Corporate stocks and other	536		(2)	534
Total securities available for sale	$56,595	$946	$(287)	$57,254
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$736	$41	$(12)	$765
Residential mortgage-backed
Agency	13,509	106	(102)	13,513
Non-agency	174	6		180
Commercial mortgage-backed
Agency	430	8		438
Non-agency	543	16		559
Asset-backed	355	1		356
Other debt	1,993	107	(16)	2,084
Total securities held to maturity	$17,740	$285	$(130)	$17,895
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,100	$151	$(77)	$13,174
Residential mortgage-backed
Agency	26,245	170	(287)	26,128
Non-agency	3,191	227	(52)	3,366
Commercial mortgage-backed
Agency	2,150	3	(34)	2,119
Non-agency	4,023	29	(27)	4,025
Asset-backed	5,938	52	(22)	5,968
Other debt	4,656	104	(37)	4,723
Total debt securities	59,303	736	(536)	59,503
Corporate stocks and other	603		(2)	601
Total securities available for sale	$59,906	$736	$(538)	$60,104
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$527	$35	$(22)	$540
Residential mortgage-backed
Agency	11,074	68	(161)	10,981
Non-agency	191	7		198
Commercial mortgage-backed
Agency	903	24		927
Non-agency	567	10		577
Asset-backed	558		(2)	556
Other debt	2,023	76	(12)	2,087
Total securities held to maturity	$15,843	$220	$(197)	$15,866

The PNC Financial Services Group, Inc. – Form 10-Q    55

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2017, Accumulated other comprehensive income included pretax gains of $58 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 43 presents gross unrealized losses and fair value of debt securities at September 30, 2017 and December 31, 2016. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of OTTI has been recognized in Accumulated other comprehensive income (loss).

Table 43: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(41)	$2,872	$(1)	$310	$(42)	$3,182
Residential mortgage-backed
Agency	(126)	12,005	(44)	1,911	(170)	13,916
Non-agency	(a)	41	(22)	412	(22)	453
Commercial mortgage-backed
Agency	(9)	1,105	(20)	719	(29)	1,824
Non-agency	(1)	214	(6)	388	(7)	602
Asset-backed	(1)	623	(3)	436	(4)	1,059
Other debt	(3)	600	(8)	615	(11)	1,215
Total debt securities available for sale	$(181)	$17,460	$(104)	$4,791	$(285)	$22,251
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(12)	$448			$(12)	$448
Residential mortgage-backed
Agency	(97)	6,908	$(5)	$138	(102)	7,046
Commercial mortgage-backed
Agency	(a)	93	(a)	2	(a)	95
Non-agency	(a)	1			(a)	1
Other debt	(9)	59	(7)	67	(16)	126
Total debt securities held to maturity	$(118)	$7,509	$(12)	$207	$(130)	$7,716
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(57)	$3,108	$(20)	$2,028	$(77)	$5,136
Residential mortgage-backed
Agency	(267)	16,942	(20)	922	(287)	17,864
Non-agency	(1)	109	(51)	1,119	(52)	1,228
Commercial mortgage-backed
Agency	(33)	1,577	(1)	86	(34)	1,663
Non-agency	(14)	880	(13)	987	(27)	1,867
Asset-backed	(5)	1,317	(17)	902	(22)	2,219
Other debt	(33)	1,827	(4)	243	(37)	2,070
Total debt securities available for sale	$(410)	$25,760	$(126)	$6,287	$(536)	$32,047
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(22)	$238			$(22)	$238
Residential mortgage-backed
Agency	(153)	8,041	$(8)	$161	(161)	8,202
Asset-backed			(2)	451	(2)	451
Other debt	(12)	146	(a)	1	(12)	147
Total debt securities held to maturity	$(187)	$8,425	$(10)	$613	$(197)	$9,038

(a)	The unrealized loss on these securities was less than $.5 million.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Evaluating Investment Securities for Other-than-Temporary Impairments

For the securities in Table 43, as of September 30, 2017 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of the 2016 Form 10-K. For those securities on our balance sheet at September 30, 2017, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2017 and 2016, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:
Table 44: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
2017	$4,221	$31	$(21)	$10	$3
2016	$2,546	$20		$20	$7

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2017.
Table 45: Contractual Maturity of Debt Securities

September 30, 2017 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$158	$6,992	$4,766	$1,317	$13,233
Residential mortgage-backed
Agency	2	56	571	25,115	25,744
Non-agency	1			2,641	2,642
Commercial mortgage-backed
Agency	3	206	683	1,110	2,002
Non-agency		99	189	2,442	2,730
Asset-backed	43	1,853	1,853	1,534	5,283
Other debt	540	2,076	613	1,196	4,425
Total debt securities available for sale	$747	$11,282	$8,675	$35,355	$56,059
Fair value	$752	$11,348	$8,760	$35,860	$56,720
Weighted-average yield, GAAP basis	2.95%	2.16%	2.24%	2.94%	2.67%
Securities Held to Maturity
U.S. Treasury and government agencies			$376	$360	$736
Residential mortgage-backed
Agency		$50	377	13,082	13,509
Non-agency				174	174
Commercial mortgage-backed
Agency	$157	214	5	54	430
Non-agency				543	543
Asset-backed			264	91	355
Other debt	13	313	915	752	1,993
Total debt securities held to maturity	$170	$577	$1,937	$15,056	$17,740
Fair value	$170	$597	$2,015	$15,113	$17,895
Weighted-average yield, GAAP basis	3.29%	3.95%	3.38%	3.19%	3.23%
The PNC Financial Services Group, Inc. – Form 10-Q    57

Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At September 30, 2017, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost and fair value of $30.4 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2017	December 31 2016
Pledged to others	$8,284	$9,493
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,497	$912
Permitted amount repledged to others	$1,409	$799
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

58    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47: Fair Value Measurements – Recurring Basis Summary

	September 30, 2017				December 31, 2016
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$840	$2	$842		$1,008	$2	$1,010
Commercial mortgage loans held for sale			758	758			1,400	1,400
Securities available for sale
U.S. Treasury and government agencies	$12,788	596		13,384	$12,572	602		13,174
Residential mortgage-backed
Agency		25,750		25,750		26,128		26,128
Non-agency		101	2,845	2,946		112	3,254	3,366
Commercial mortgage-backed
Agency		1,977		1,977		2,119		2,119
Non-agency		2,751		2,751		4,025		4,025
Asset-backed		5,004	348	5,352		5,565	403	5,968
Other debt		4,477	83	4,560		4,657	66	4,723
Total debt securities	12,788	40,656	3,276	56,720	12,572	43,208	3,723	59,503
Corporate stocks and other	473	61		534	541	60		601
Total securities available for sale	13,261	40,717	3,276	57,254	13,113	43,268	3,723	60,104
Loans		516	291	807		558	335	893
Equity investments (a)			1,061	1,312			1,331	1,381
Residential mortgage servicing rights			1,226	1,226			1,182	1,182
Commercial mortgage servicing rights			628	628			576	576
Trading securities (b)	1,080	1,588	2	2,670	1,458	1,169	2	2,629
Financial derivatives (b) (c)	3	3,068	22	3,093	10	4,566	40	4,616
Other assets	265	266	94	625	266	312	239	817
Total assets	$14,609	$46,995	$7,360	$69,215	$14,847	$50,881	$8,830	$74,608
Liabilities
Other borrowed funds	$1,311	$240	$9	$1,560	$799	$161	$10	$970
Financial derivatives (c) (d)		2,360	248	2,608	1	3,424	414	3,839
Other liabilities			34	34			9	9
Total liabilities	$1,311	$2,600	$291	$4,202	$800	$3,585	$433	$4,818

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

(c)
Amounts at September 30, 2017 and December 31, 2016, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2017 and 2016 follow:
Table 48: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2017

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2017
Assets
Residential mortgage loans held for sale	$5				$2				$1	$(6)	$2
Commercial mortgage loans held for sale	982	$14				$(1,280)	$1,066	$(24)			758	$(2)
Securities available for sale
Residential mortgage- backed non-agency	2,964	19		$61				(199)			2,845
Asset-backed	361	3		4		(1)		(19)			348
Other debt	78			3	9	(7)					83
Total securities available for sale	3,403	22		68	9	(8)		(218)			3,276
Loans	290	2			20	(3)		(14)	5	(9)	291
Equity investments	987	54			103	(83)					1,061	38
Residential mortgage servicing rights	1,249	(10)			18		14	(45)			1,226	(9)
Commercial mortgage servicing rights	618	6			14		19	(29)			628	6
Trading securities	2										2
Financial derivatives	22	16			1			(17)			22	22
Other assets	89	5									94	5
Total assets	$7,647	$109		$68	$167	$(1,374)	$1,099	$(347)	$6	$(15)	$7,360	$60
Liabilities
Other borrowed funds	$8						$16	$(15)			$9
Financial derivatives	248	$16				$1		(17)			248	$13
Other liabilities	33	3					16	(18)			34	4
Total liabilities	$289	$19				$1	$32	$(50)			$291	$17
Net gains (losses)		$90	(c)									$43	(d)

60    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2016

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2016
Assets
Residential mortgage loans held for sale	$6				$3	$(1)			$3	$(8)	$3
Commercial mortgage loans held for sale	981	$18				(1,343)	$1,205	$(1)			860	$6
Securities available for sale
Residential mortgage- backed non-agency	3,557	25		$32				(201)			3,413
Asset-backed	436	4		8				(23)			425
Other debt	48	1			1	(14)		(1)			35
Total securities available for sale	4,041	30		40	1	(14)		(225)			3,873
Loans	317	3			27	(4)		(15)		(4)	324	1
Equity investments	1,353	35			17	(112)			2		1,295	30
Residential mortgage servicing rights	774	23			49		16	(42)			820	23
Commercial mortgage servicing rights	448	8			16		22	(21)			473	8
Trading securities	2										2
Financial derivatives	51	37						(36)			52	34
Other assets	215	12									227	12
Total assets	$8,188	$166		$40	$113	$(1,474)	$1,243	$(340)	$5	$(12)	$7,929	$114
Liabilities
Other borrowed funds	$8						$24	$(22)			$10
Financial derivatives	385	$21				$1		(13)			394	$25
Other liabilities	13						42	(35)			20
Total liabilities	$406	$21				$1	$66	$(70)			$424	$25
Net gains (losses)		$145	(c)									$89	(d)

The PNC Financial Services Group, Inc. – Form 10-Q    61

Nine Months Ended September 30, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2017
Assets
Residential mortgage loans held for sale	$2				$8	$(1)			$6	$(13)		$2
Commercial mortgage loans held for sale	1,400	$51				(3,640)	$3,011	$(64)				758	$(13)
Securities available for sale
Residential mortgage- backed non-agency	3,254	69		$130				(608)				2,845	(1)
Commercial mortgage- backed non-agency		12				(12)
Asset-backed	403	11		19		(26)		(59)				348
Other debt	66			15	11	(8)		(1)				83
Total securities available for sale	3,723	92		164	11	(46)		(668)				3,276	(1)
Loans	335	(3)			60	(22)		(51)	11	(39)		291	(8)
Equity investments	1,331	211			184	(482)				(183)	(e)	1,061	127
Residential mortgage servicing rights	1,182	(40)			172		42	(130)				1,226	(37)
Commercial mortgage servicing rights	576	20			48		65	(81)				628	19
Trading securities	2											2
Financial derivatives	40	33			3			(54)				22	58
Other assets	239	10						(155)				94	10
Total assets	$8,830	$374		$164	$486	$(4,191)	$3,118	$(1,203)	$17	$(235)		$7,360	$155
Liabilities
Other borrowed funds	$10						$51	$(52)				$9
Financial derivatives	414	$34				$3		(203)				248	$36
Other liabilities	9	22					165	(162)				34	24
Total liabilities	$433	$56				$3	$216	$(417)				$291	$60
Net gains (losses)		$318	(c)										$95	(d)

62    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2016

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	Fair Value Sept. 30, 2016
Assets
Residential mortgage loans held for sale	$5				$9	$(2)			$8		$(17)	$3
Commercial mortgage loans held for sale	641	$55				(2,797)	$2,981	$(20)				860	$4
Securities available for sale
Residential mortgage- backed non-agency	4,008	58		$4		(60)		(597)				3,413	(1)
Asset-backed	482	10						(67)				425
Other debt	45	1			10	(18)		(3)				35
Total securities available for sale	4,535	69		4	10	(78)		(667)				3,873	(1)
Loans	340	6			82	(18)		(57)			(29)	324	3
Equity investments	1,098	101			135	(274)			235	(e)		1,295	93
Residential mortgage servicing rights	1,063	(316)			154		39	(120)				820	(308)
Commercial mortgage servicing rights	526	(56)			25		45	(67)				473	(56)
Trading securities	3							(1)				2
Financial derivatives	31	106			1			(86)				52	101
Other assets	364	4		(2)		(1)		(138)				227	2
Total assets	$8,606	$(31)		$2	$416	$(3,170)	$3,065	$(1,156)	$243		$(46)	$7,929	$(162)
Liabilities
Other borrowed funds	$12						$64	$(66)				$10
Financial derivatives	473	$90				$4		(173)				394	$92
Other liabilities	10	1					114	(105)				20
Total liabilities	$495	$91				$4	$178	$(344)				$424	$92
Net gains (losses)		$(122)	(c)										$(254)	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 49: Fair Value Measurements – Recurring Quantitative Information

September 30, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$758	Discounted cash flow	Spread over the benchmark curve (a)	0bps - 4,045bps (1,257bps)
			Estimated servicing cash flows	0.3% - 5.1% (1.1%)
Residential mortgage-backed non-agency securities	2,845	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 24.7% (8.7%)
			Constant default rate (CDR)	0.1% - 14.6% (5.2%)
			Loss severity	20.0% - 96.7% (52.5%)
			Spread over the benchmark curve (a)	160bps weighted average
Asset-backed securities	348	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 18.0% (6.9%)
			Constant default rate (CDR)	2.0% - 13.9% (6.2%)
			Loss severity	24.2% - 100.0% (73.6%)
			Spread over the benchmark curve (a)	162bps weighted average
Loans	125	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.6%)
			Loss severity	0.0% - 100.0% (21.2%)
			Discount rate	5.5% - 8.0% (5.7%)
	101	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.6% weighted average
	65	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (60.4%)
Equity investments	1,061	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.4x)
Residential mortgage servicing rights	1,226	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 39.7% (10.2%)
			Spread over the benchmark curve (a)	329bps - 1,784bps (827bps)
Commercial mortgage servicing rights	628	Discounted cash flow	Constant prepayment rate (CPR)	7.7% - 13.6% (8.5%)
			Discount rate	6.2% - 7.7% (7.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(149)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	164.5% weighted average
			Esimated growth rate of Visa Class A share price	14.0%
			Estimated length of litigation resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	61
Total Level 3 assets, net of liabilities (d)	$7,069

64    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$1,400	Discounted cash flow	Spread over the benchmark curve (a)	42bps - 1,725bps (362bps)
			Estimated servicing cash flows	0.0% - 7.3% (1.5%)
Residential mortgage-backed non-agency securities	3,254	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 24.2% (7.2%)
			Constant default rate (CDR)	0.0% - 16.7% (5.3%)
			Loss severity	10.0% - 98.5% (53.5%)
			Spread over the benchmark curve (a)	236bps weighted average
Asset-backed securities	403	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 16.0% (6.4%)
			Constant default rate (CDR)	2.0% - 13.9% (6.6%)
			Loss severity	24.2% - 100.0% (77.3%)
			Spread over the benchmark curve (a)	278bps weighted average
Loans	141	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (86.9%)
			Loss severity	0.0% - 100.0% (22.9%)
			Discount rate	4.7% - 6.7% (5.1%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.2% weighted average
	78	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (57.9%)
Equity investments	1,331	Multiple of adjusted earnings	Multiple of earnings	4.5x - 12.0x (7.8x)
		Consensus pricing (b)	Liquidity discount	0.0% - 40.0%
Residential mortgage servicing rights	1,182	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.0% (9.4%)
			Spread over the benchmark curve (a)	341bps - 1,913bps (850bps)
Commercial mortgage servicing rights	576	Discounted cash flow	Constant prepayment rate (CPR)	7.5% - 43.4% (8.6%)
			Discount rate	3.5% - 7.6% (7.5%)
Other assets – BlackRock Series C Preferred Stock	232	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - BlackRock LTIP	(232)	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(164)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.4% weighted average
			Estimated growth rate of Visa Class A share price	14.0%
			Estimated length of litigation resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	80
Total Level 3 assets, net of liabilities (d)	$8,397

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $7.4 billion and total Level 3 liabilities of $.3 billion as of September 30, 2017 and $8.8 billion and $.4 billion as of December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    65

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
Table 50: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2017	December 31 2016	September 30 2017	September 30 2016	September 30 2017	September 30 2016
Assets
Nonaccrual loans	$130	$187	$(1)	$(32)	$(11)	$(81)
OREO, foreclosed and other assets	82	107	(5)	(6)	(10)	(15)
Insignificant assets	36	19	(3)		(11)	(5)
Total assets	$248	$313	$(9)	$(38)	$(32)	$(101)

(a)	All Level 3 as of September 30, 2017 and December 31, 2016.
Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.
Table 51: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
September 30, 2017
Assets
Nonaccrual loans	$16	LGD percentage	Loss severity	26.4% - 43.8% (36.9%)
	114	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO, foreclosed and other assets	82	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	36
Total assets	$248
December 31, 2016
Assets
Nonaccrual loans	$112	LGD percentage	Loss severity	6.0% - 77.1% (31.3%)
	75	Fair value of property or collateral	Appraised value/sales price	Not meaningful
OREO, foreclosed and other assets	107	Fair value of property or collateral	Appraised value/sales price	Not meaningful
Insignificant assets	19
Total assets	$313

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to Note 6 Fair Value in our 2016 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 52: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2017
Assets
Residential mortgage loans held for sale
Performing loans	$832	$799	$33
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	7	(1)
Total	842	810	32
Commercial mortgage loans held for sale (a)
Performing loans	756	797	(41)
Nonaccrual loans	2	3	(1)
Total	758	800	(42)
Residential mortgage loans
Performing loans	243	273	(30)
Accruing loans 90 days or more past due	364	375	(11)
Nonaccrual loans	200	324	(124)
Total	807	972	(165)
Other assets	230	215	15
Liabilities
Other borrowed funds	$63	$64	$(1)
December 31, 2016
Assets
Residential mortgage loans held for sale
Performing loans	$1,000	$988	$12
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	6
Total	1,010	998	12
Commercial mortgage loans held for sale (a)
Performing loans	1,395	1,412	(17)
Nonaccrual loans	5	9	(4)
Total	1,400	1,421	(21)
Residential mortgage loans
Performing loans	247	289	(42)
Accruing loans 90 days or more past due	427	428	(1)
Nonaccrual loans	219	346	(127)
Total	893	1,063	(170)
Other assets	293	288	5
Liabilities
Other borrowed funds	$81	$82	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2017 or December 31, 2016.

The changes in fair value for items for which we elected the fair value option and are included in Noninterest income and Noninterest expense on the Consolidated Income Statement are as follows.
Table 53: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
In millions	2017	2016	2017	2016
Assets
Residential mortgage loans held for sale	$39	$55	$101	$161
Commercial mortgage loans held for sale	$15	$16	$58	$65
Residential mortgage loans	$7	$7	$18	$24
Other assets	$16	$26	$36	$(4)
Liabilities
Other liabilities	$(5)		$(24)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on the consolidated balance sheet at fair value as of September 30, 2017 and December 31, 2016.

Table 54: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets
Cash and due from banks	$4,736	$4,736	$4,736
Interest-earning deposits with banks	24,713	24,713		$24,713
Securities held to maturity	17,740	17,895	764	16,986	$145
Net loans (excludes leases)	210,002	211,888			211,888
Other assets	5,493	6,101		5,367	734
Total assets	$262,684	$265,333	$5,500	$47,066	$212,767
Liabilities
Deposits	$260,735	$260,589		$260,589
Borrowed funds	56,004	56,776		55,163	$1,613
Unfunded loan commitments and letters of credit	293	293			293
Other liabilities	452	452		452
Total liabilities	$317,484	$318,110		$316,204	$1,906
December 31, 2016
Assets
Cash and due from banks	$4,879	$4,879	$4,879
Interest-earning deposits with banks	25,711	25,711		$25,711
Securities held to maturity	15,843	15,866	540	15,208	$118
Net loans (excludes leases)	199,766	201,863			201,863
Other assets	4,793	5,243		4,666	577
Total assets	$250,992	$253,562	$5,419	$45,585	$202,558
Liabilities
Deposits	$257,164	$257,038		$257,038
Borrowed funds	51,736	52,322		50,941	$1,381
Unfunded loan commitments and letters of credit	301	301			301
Other liabilities	417	417		417
Total liabilities	$309,618	$310,078		$308,396	$1,682

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2016 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.9 billion and $1.8 billion at September 30, 2017 and December 31, 2016, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 55: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2017	2016	2017	2016
January 1	$576	$526	$1,182	$1,063
Additions:
From loans sold with servicing retained	65	45	42	39
Purchases	48	25	172	154
Changes in fair value due to:
Time and payoffs (a)	(81)	(67)	(130)	(120)
Other (b)	20	(56)	(40)	(316)
September 30	$628	$473	$1,226	$820
Related unpaid principal balance at	$153,059	$139,976	$129,210	$126,189
September 30
Servicing advances at	$240	$251	$222	$322
September 30

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2017 are shown in Tables 56 and 57. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 56: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2017	December 31 2016
Fair value	$628	$576
Weighted-average life (years)	4.5	4.6
Weighted-average constant prepayment rate	8.48%	8.61%
Decline in fair value from 10% adverse change	$12	$11
Decline in fair value from 20% adverse change	$23	$21
Effective discount rate	7.61%	7.52%
Decline in fair value from 10% adverse change	$17	$16
Decline in fair value from 20% adverse change	$33	$31

The PNC Financial Services Group, Inc. – Form 10-Q    69

Table 57: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2017		December 31 2016
Fair value	$1,226		$1,182
Weighted-average life (years)	6.4		6.8
Weighted-average constant prepayment rate	10.23%		9.41%
Decline in fair value from 10% adverse change	$49		$45
Decline in fair value from 20% adverse change	$94		$86
Weighted-average option adjusted spread	827	bps	850	bps
Decline in fair value from 10% adverse change	$37		$37
Decline in fair value from 20% adverse change	$72		$72

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.2 billion and $.1 billion for the three months ended September 30, 2017 and 2016, respectively, and $.4 billion for both the nine months ended September 30, 2017 and 2016. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

NOTE 8 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans
As described in Note 11 Employee Benefit Plans in our 2016 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. We made a voluntary contribution of $.2 billion in September 2017 to the qualified pension plan.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. We reserve the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded.

The components of our net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

Table 58: Components of Net Periodic Benefit Cost

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Three months ended September 30 In millions	2017	2016	2017	2016	2017	2016
Net periodic cost consists of:
Service cost	$26	$26	$1	$1	$2	$1
Interest cost	45	46	2	3	3	4
Expected return on plan assets	(71)	(70)			(2)	(1)
Amortization of prior service credit	(1)	(2)
Amortization of actuarial losses	11	12	1	1
Net periodic cost/(benefit)	$10	$12	$4	$5	$3	$4

	Qualified Pension Plan		Nonqualified Retirement Plans		Postretirement Benefits
Nine months ended September 30 In millions	2017	2016	2017	2016	2017	2016
Net periodic cost consists of:
Service cost	$77	$77	$2	$2	$4	$4
Interest cost	134	139	8	9	10	11
Expected return on plan assets	(213)	(211)			(4)	(3)
Amortization of prior service credit	(3)	(5)			(1)	(1)
Amortization of actuarial losses	33	34	3	3
Net periodic cost/(benefit)	$28	$34	$13	$14	$9	$11

70    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 59: Total Gross Derivatives

	September 30, 2017			December 31, 2016
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges (d)	$32,820	$165	$62	$34,010	$551	$214
Cash flow hedges (d)	22,383	83	2	20,831	313	71
Foreign exchange contracts:
Net investment hedges	1,038		51	945	25
Total derivatives designated for hedging	$56,241	$248	$115	$55,786	$889	$285
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps (d)	$50,902	$337	$141	$49,071	$783	$505
Futures (f)	37,396			36,264
Mortgage-backed commitments	10,074	27	20	13,317	96	56
Other	25,031	13	9	31,907	28	4
Subtotal	123,403	377	170	130,559	907	565
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (d)	190,003	2,125	1,730	173,777	2,373	2,214
Futures (f)	3,670			4,053
Mortgage-backed commitments	2,649	4	3	2,955	10	8
Other	19,189	83	33	16,203	55	53
Subtotal	215,511	2,212	1,766	196,988	2,438	2,275
Foreign exchange contracts and other	24,569	246	244	21,889	342	309
Subtotal	240,080	2,458	2,010	218,877	2,780	2,584
Derivatives used for other risk management activities:
Foreign exchange contracts and other (g)	6,785	10	313	5,581	40	405
Total derivatives not designated for hedging	$370,268	$2,845	$2,493	$355,017	$3,727	$3,554
Total gross derivatives	$426,509	$3,093	$2,608	$410,803	$4,616	$3,839
Less: Impact of legally enforceable master netting agreements (d)		(1,373)	(1,373)		(2,460)	(2,460)
Less: Cash collateral received/paid (d)		(397)	(691)		(657)	(484)
Total derivatives		$1,323	$544		$1,499	$895

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)
In the first quarter of 2017, PNC changed its accounting treatment for variation margin related to certain derivative instruments cleared through a central clearing house. Previously, variation margin was treated as collateral subject to offsetting. As a result of changes made by the clearing house to its rules governing such instruments with its counterparties, effective for the first quarter of 2017, variation margin will be treated as a settlement payment on the derivative instrument. The impact at September 30, 2017 was a reduction of gross derivative assets and gross derivative liabilities of $.8 billion and $.7 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 63 for more information.

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

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:
Table 60: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges

			Three months ended				Nine months ended
			September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$9	$(8)	$51	$(53)	$(3)	$4	$(158)	$161
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	(56)	50	(232)	231	(84)	61	330	(369)
Total (a)			$(47)	$42	$(181)	$178	$(87)	$65	$172	$(208)

(a)
The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedge derivatives.

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow September 30, 2017, we expect to reclassify net derivative gains of $143 million pretax, or $93 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2017. As of September 30, 2017, the maximum length of time over which forecasted transactions are hedged is seven years. During the first nine months of 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy for all periods presented.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:
Table 61: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Gains (losses) on derivatives recognized in OCI – (effective portion)	$(2)	$(63)	$15	$328
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	43	61	144	190
Noninterest income	2	1	5
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$45	$62	$149	$190
Net unrealized gains (losses) on cash flow hedge derivatives	$(47)	$(125)	$(134)	$138

(a)	All cash flow hedge derivatives are interest rate contracts as of September 30, 2017 and September 30, 2016.

(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first nine months of 2017 and 2016, there was no net investment hedge ineffectiveness. Gains and losses on net investment hedge derivatives recognized in OCI were net losses of $26 million for the three months ended September 30, 2017 and net losses of $76 million for the nine months ended September 30, 2017, compared with net gains of $27 million for the three months ended September 30, 2016 and net gains of $136 million for the nine months ended months ended September 30, 2016.

The PNC Financial Services Group, Inc. – Form 10-Q    73

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP see Note 13 Financial Derivatives in our 2016 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 62: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$19	$18	$92	$431
Derivatives used for customer- related activities:
Interest rate contracts	$10	$23	$63	$20
Foreign exchange contracts and other	38	26	110	72
Gains (losses) from customer- related activities (b)	$48	$49	$173	$92
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	$(101)	$4	$(257)	$(91)
Gains (losses) from other risk management activities (b)	$(101)	$4	$(257)	$(91)
Total gains (losses) from derivatives not designated as hedging instruments	$(34)	$71	$8	$432

(a)	Included in Residential mortgage, Corporate services and Other noninterest income.

(b)	Included in Other noninterest income.

(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 63 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2017 and December 31, 2016. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 63: Derivative Assets and Liabilities Offsetting

September 30, 2017 In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held / (Pledged) Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$472	$177	$261	$34			$34
Exchange-traded	3			3			3
Over-the-counter	2,362	1,080	133	1,149		$65	1,084
Foreign exchange and other contracts	256	116	3	137			137
Total derivative assets	$3,093	$1,373	$397	$1,323	(b)	$65	$1,258
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$196	$177		$19			$19
Exchange-traded
Over-the-counter	1,804	1,027	$590	187			187
Foreign exchange and other contracts	608	169	101	338			338
Total derivative liabilities	$2,608	$1,373	$691	$544	(c)		$544
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

The PNC Financial Services Group, Inc. – Form 10-Q    75

At September 30, 2017, we held cash, U.S. government securities and mortgage-backed securities totaling $.7 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2017 was $1.1 billion for which we had posted collateral of $.7 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2017 would be $.4 billion.
NOTE 10 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share
	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2017	2016	2017	2016
Basic
Net income	$1,126	$1,006	$3,297	$2,938
Less:
Net income (loss) attributable to noncontrolling interests	12	18	39	60
Preferred stock dividends	63	63	181	168
Preferred discount accretion and redemptions	1	1	24	4
Net income attributable to common shares	1,050	924	3,053	2,706
Less:
Dividends and undistributed earnings allocated to participating securities	5	7	15	19
Net income attributable to basic common shares	$1,045	$917	$3,038	$2,687
Basic weighted-average common shares outstanding	479	490	483	496
Basic earnings per common share (a)	$2.18	$1.87	$6.29	$5.41
Diluted
Net income attributable to basic common shares	$1,045	$917	$3,038	$2,687
Less: Impact of BlackRock earnings per share dilution	3	4	8	10
Net income attributable to diluted common shares	$1,042	$913	$3,030	$2,677
Basic weighted-average common shares outstanding	479	490	483	496
Dilutive potential common shares	4	6	5	6
Diluted weighted-average common shares outstanding	483	496	488	502
Diluted earnings per common share (a)	$2.16	$1.84	$6.21	$5.33

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the first nine months ended months of 2016 and 2017 follows:
Table 65: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2016	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					2,878			60	2,938
Other comprehensive income (loss), net of tax						516			516
Cash dividends declared
Common ($1.57 per share)					(791)				(791)
Preferred					(168)				(168)
Preferred stock discount accretion			4		(4)
Common stock activity (a)		1		10					11
Treasury stock activity, net	(16)			(23)			(1,397)		(1,420)
Other				(29)				(192)	(221)
Balance at September 30, 2016 (b)	488	$2,709	$3,456	$12,703	$30,958	$646	$(4,765)	$1,138	$46,845
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					3,258			39	3,297
Other comprehensive income (loss), net of tax						243			243
Cash dividends declared
Common ($1.85 per share)					(904)				(904)
Preferred					(181)				(181)
Preferred stock discount accretion			5		(5)
Redemption of noncontrolling interests					(19)			(981)	(1,000)
Common stock activity (a)		1		9					10
Treasury stock activity, net	(9)			(274)			(1,396)		(1,670)
Other				(48)				(149)	(197)
Balance at September 30, 2017 (b)	476	$2,710	$3,982	$12,361	$33,819	$(22)	$(6,462)	$64	$46,452

(a)	Common stock activity totaled less than.5 million shares issued.

(b)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

Warrants

We had 4.0 million, 11.3 million, and 13.4 million warrants outstanding at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. As of September 30, 2017, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.28 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

On October 3, 2017 PNC declared a quarterly common stock dividend of $.75 per share to shareholders of record as of October 17, 2017. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.28 to $67.24 per share on October 17, 2017 and the warrant share number remained 1.00.

Noncontrolling Interests

Perpetual Trust Securities
Our noncontrolling interests balance at September 30, 2017 reflected our March 15, 2017 redemption of $1.0 billion Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II with current distribution rates of 2.61% and 2.19%, respectively. The Perpetual Trust Securities were subject to replacement capital covenants dated December 6, 2006 and March 29, 2007 benefiting PNC Capital Trust C as the sole holder of $200 million of junior subordinated debentures issued by PNC in June 1998. Upon redemption of the Perpetual Trust Securities, the replacement capital covenants terminated and such debentures ceased being covered debt with respect to the replacement capital covenants.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Details of other comprehensive income (loss) are as follows:
Table 66: Other Comprehensive Income

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$68	$(14)	$304	$791
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	10	5	20	19
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(3)	6	3	20
Net increase (decrease), pre-tax	61	(25)	281	752
Effect of income taxes	(20)	10	(103)	(275)
Net increase (decrease), after-tax	41	(15)	178	477
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	66	38	165	16
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income			2
Less: OTTI losses realized on securities reclassified to noninterest income			(1)	(1)
Net increase (decrease), pre-tax	66	38	164	17
Effect of income taxes	(22)	(14)	(60)	(6)
Net increase (decrease), after-tax	44	24	104	11
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(2)	(63)	15	328
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	38	51	128	167
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	5	10	16	23
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	2	1	5
Net increase (decrease), pre-tax	(47)	(125)	(134)	138
Effect of income taxes	17	45	49	(51)
Net increase (decrease), after-tax	(30)	(80)	(85)	87
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity			(38)	(5)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	12	13	36	37
Amortization of prior service cost (credit) reclassified to other noninterest expense	(1)	(2)	(4)	(6)
Net increase (decrease), pre-tax	11	11	(6)	26
Effect of income taxes	(4)	(5)	2	(10)
Net increase (decrease), after-tax	7	6	(4)	16
Other
PNC’s portion of BlackRock’s OCI	4	(28)	26	(40)
Net investment hedge derivatives	(26)	27	(76)	136
Foreign currency translation adjustments and other	28	(24)	82	(136)
Net increase (decrease), pre-tax	6	(25)	32	(40)
Effect of income taxes	8		18	(35)
Net increase (decrease), after-tax	14	(25)	50	(75)
Total other comprehensive income, pre-tax	97	(126)	337	893
Total other comprehensive income, tax effect	(21)	36	(94)	(377)
Total other comprehensive income, after-tax	$76	$(90)	$243	$516

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at June 30, 2016	$778	$53	$597	$(544)	$(148)	$736
Net activity	(15)	24	(80)	6	(25)	(90)
Balance at September 30, 2016	$763	$77	$517	$(538)	$(173)	$646
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)
Net activity	41	44	(30)	7	14	76
Balance at September 30, 2017	$230	$210	$248	$(557)	$(153)	$(22)
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	477	11	87	16	(75)	516
Balance at September 30, 2016	$763	$77	$517	$(538)	$(173)	$646
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	178	104	(85)	(4)	50	243
Balance at September 30, 2017	$230	$210	$248	$(557)	$(153)	$(22)

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2016 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first and second quarter 2017 Forms 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2017, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $250 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Interchange Litigation
In September 2017, the magistrate judge at the U.S. District Court for the Eastern District of New York granted in part and denied in part the plaintiffs’ motions to file their proposed amended complaints in the antitrust lawsuits pending against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into PNC) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank, N.A.), that have been consolidated for pretrial proceedings in the district court under the caption In re

The PNC Financial Services Group, Inc. – Form 10-Q    79

Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO). The dispute over amendment arose in part from the decision in United States v. American Express, Co., 838 F.3d 179 (2d Cir. 2016), in which the court held that the relevant market in a similar complaint against American Express is “two-sided,” i.e., requires consideration of effects on consumers as well as merchants. In October 2017, the U.S. Supreme Court granted a writ of certiorari to review the court’s decision in American Express. Previously, the plaintiffs in this litigation had alleged a one-sided market, and, as a result of the court’s decision in American Express, they sought leave to add claims based on a two-sided market. The order allowed the complaint to be amended to include allegations pertaining to a two-sided market only to the extent those claims are not time-barred, but held that the two-sided market allegations do not relate back to the time of the original complaint and are not subject to tolling. The plaintiffs have stated their intention to appeal this order to the presiding district court judge.

Fulton Financial
In the case pending against PNC Capital Markets, LLC in the Court of Common Pleas of Lancaster County, Pennsylvania (Fulton Financial Advisors, N.A. v. PNC Capital Markets, LLC (CI 09-10838)), PNC has filed a motion for summary judgment, and the court has set a trial date in September 2018.

Mortgage Repurchase Litigation
In July 2017, the U.S. District Court for the District of Minnesota denied our motion to dismiss the complaint in ResCap Liquidating Trust v. PNC Bank, N.A. (No. 17-cv-196-JRT-FLN), which has been consolidated for pre-trial purposes into In Re: RFC and RESCAP Liquidating Trust Litigation (Civil File No. 13-cv-3451 (SRN/JJK/HB)).

Pre-need Funeral Arrangements
In August 2017, in the lawsuit pending in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), the U.S. Court of Appeals for the Eighth Circuit reversed the judgment to the extent that it was based on tort rather than trust law. The court accordingly held that any damages awarded to the plaintiffs will be limited to losses to the trusts in Missouri caused by Allegiant’s breaches during the time it acted as trustee; plaintiffs cannot recover for damages to the Missouri trusts after Allegiant’s trusteeship or outside of the Missouri trusts, which had been included in the judgment under appeal. The court of appeals otherwise affirmed the judgment, including the dismissal of the aiding and abetting claims, and remanded the case to the district court for further proceedings in light of its decision. In September 2017, the plaintiffs sought panel rehearing. The plaintiffs do not seek to overturn the panel decision in its entirety but to remove the prohibition on damages being sought for the period following Allegiant’s trusteeship. In October 2017, the court invited PNC to file a response to the petition for rehearing. The petition for rehearing is pending.

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

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2017 and December 31, 2016, respectively.
Table 68: Commitments to Extend Credit and Other Commitments

In millions	September 30 2017	December 31 2016
Commitments to extend credit
Total commercial lending	$109,687	$108,256
Home equity lines of credit	17,778	17,438
Credit card	24,184	22,095
Other	4,984	4,192
Total commitments to extend credit	156,633	151,981
Net outstanding standby letters of credit (a)	8,609	8,324
Reinsurance agreements (b)	1,690	1,835
Standby bond purchase agreements (c)	924	790
Other commitments (d)	990	967
Total commitments to extend credit and other commitments	$168,846	$163,897

(a)	Net outstanding standby letters of credit include $3.8 billion and $3.9 billion at September 30, 2017 and December 31, 2016, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts and reflects estimates based on availability of financial information from insurance carriers. As of September 30, 2017, the aggregate maximum exposure amount comprised $1.5 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2016 were $1.5 billion and $.3 billion respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both September 30, 2017 and December 31, 2016.

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

Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 92% and 94% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2017 and December 31, 2016, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2017 had terms ranging from less than one year to less than eight years.

As of September 30, 2017, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at September 30, 2017 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

82    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2017, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $266 million and $248 million during the first nine months of 2017 and 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 69: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
Income Statement
Net interest income	$1,177	$883	$72		$213	$2,345
Noninterest income	643	555	220	$206	156	1,780
Total revenue	1,820	1,438	292	206	369	4,125
Provision for credit losses (benefit)	77	62	3		(12)	130
Depreciation and amortization	43	47	13		126	229
Other noninterest expense	1,332	552	201		142	2,227
Income before income taxes and noncontrolling interests	368	777	75	206	113	1,539
Income taxes (benefit)	136	252	28	49	(52)	413
Net income	$232	$525	$47	$157	$165	$1,126
Average Assets (b)	$88,642	$150,948	$7,464	$7,282	$119,061	$373,397
2016
Income Statement
Net interest income	$1,135	$793	$74		$93	$2,095
Noninterest income	680	526	220	$189	119	1,734
Total revenue	1,815	1,319	294	189	212	3,829
Provision for credit losses (benefit)	102	8	(3)		(20)	87
Depreciation and amortization	44	36	11		118	209
Other noninterest expense	1,315	529	195		146	2,185
Income (loss) before income taxes and noncontrolling interests	354	746	91	189	(32)	1,348
Income taxes (benefit)	130	237	33	41	(99)	342
Net income	$224	$509	$58	$148	$67	$1,006
Average Assets (b)	$85,789	$141,550	$7,588	$7,026	$121,917	$363,870

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
Income Statement
Net interest income	$3,436	$2,538	$216		$573	$6,763
Noninterest income	1,891	1,667	655	$578	515	5,306
Total revenue	5,327	4,205	871	578	1,088	12,069
Provision for credit losses (benefit)	198	174	(6)		(50)	316
Depreciation and amortization	132	137	38		379	686
Other noninterest expense	3,928	1,648	608		467	6,651
Income before income taxes and noncontrolling interests	1,069	2,246	231	578	292	4,416
Income taxes (benefit)	394	719	85	132	(211)	1,119
Net income	$675	$1,527	$146	$446	$503	$3,297
Average Assets (b)	$88,589	$147,299	$7,499	$7,282	$119,395	$370,064
2016
Income Statement
Net interest income	$3,389	$2,351	$227		$294	$6,261
Noninterest income	2,038	1,506	636	$500	347	5,027
Total revenue	5,427	3,857	863	500	641	11,288
Provision for credit losses (benefit)	210	180			(24)	366
Depreciation and amortization	132	110	34		350	626
Other noninterest expense	3,831	1,545	584		449	6,409
Income (loss) before income taxes and noncontrolling interests	1,254	2,022	245	500	(134)	3,887
Income taxes (benefit)	459	658	90	110	(368)	949
Net income	$795	$1,364	$155	$390	$234	$2,938
Average Assets (b)	$85,783	$139,632	$7,743	$7,026	$119,423	$359,607

(a)	There were no material intersegment revenues for the three and nine months ended September 30, 2017 and 2016.

(b)	Period-end balances for BlackRock.

84    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 SUBSEQUENT EVENTS

On October 23, 2017, PNC Bank issued the following:

•
$1.0 billion of senior notes with a maturity date of October 25, 2027. Interest is payable semi-annually at a fixed rate of 3.10% per annum on April 25 and October 25 of each year, beginning on April 25, 2018.

•
An additional $750 million of senior notes with a maturity date of November 5, 2020. Interest is payable semi-annually at a fixed rate of 2.45% per annum on May 5 and November 5 of each year. Following the re-opening of this series, the aggregate outstanding principal amount of this series of notes increased to $1.5 billion.

The PNC Financial Services Group, Inc. – Form 10-Q    85

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2017			2016
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,910	$498	2.57%	$25,129	$466	2.47%
Non-agency	2,943	126	5.69%	3,717	133	4.75%
Commercial mortgage-backed	5,413	103	2.53%	6,399	131	2.73%
Asset-backed	5,799	109	2.51%	5,661	96	2.27%
U.S. Treasury and government agencies	13,021	173	1.76%	9,846	109	1.46%
Other	5,131	116	3.03%	5,006	113	3.00%
Total securities available for sale	58,217	1,125	2.57%	55,758	1,048	2.50%
Securities held to maturity
Residential mortgage-backed	12,736	268	2.80%	10,215	218	2.85%
Commercial mortgage-backed	1,353	41	4.05%	1,747	47	3.55%
Asset-backed	468	8	2.34%	708	10	1.91%
U.S. Treasury and government agencies	541	13	3.08%	262	7	3.80%
Other	2,015	80	5.31%	2,016	87	5.77%
Total securities held to maturity	17,113	410	3.19%	14,948	369	3.29%
Total investment securities	75,330	1,535	2.71%	70,706	1,417	2.67%
Loans
Commercial	106,534	2,758	3.41%	99,795	2,331	3.07%
Commercial real estate	29,505	777	3.47%	28,555	717	3.30%
Equipment lease financing	7,602	203	3.56%	7,485	204	3.64%
Consumer	56,413	1,920	4.55%	57,612	1,852	4.29%
Residential real estate	15,920	539	4.52%	14,677	520	4.72%
Total loans	215,974	6,197	3.81%	208,124	5,624	3.58%
Interest-earning deposits with banks	23,530	182	1.03%	26,691	100.50%
Other interest-earning assets	9,058	236	3.46%	7,797	203	3.48%
Total interest-earning assets/interest income	323,892	$8,150	3.34%	313,318	$7,344	3.11%
Noninterest-earning assets	46,172			46,289
Total assets	$370,064			$359,607
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$62,795	$148.32%		$72,960	$111.20%
Demand	57,017	51.12%		51,854	29.07%
Savings	41,715	138.44%		27,770	82.40%
Time deposits	17,283	96.74%		19,051	94.66%
Total interest-bearing deposits	178,810	433.32%		171,635	316.25%
Borrowed funds
Federal Home Loan Bank borrowings	19,999	186	1.23%	18,694	110.78%
Bank notes and senior debt	24,817	372	1.98%	21,990	266	1.59%
Subordinated debt	6,556	174	3.54%	8,337	201	3.20%
Other	5,130	61	1.56%	4,390	45	1.35%
Total borrowed funds	56,502	793	1.86%	53,411	622	1.54%
Total interest-bearing liabilities/interest expense	235,312	1,226.69%		225,046	938	0.55%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	78,122			77,133
Accrued expenses and other liabilities	10,423			11,169
Equity	46,207			46,259
Total liabilities and equity	$370,064			$359,607
Interest rate spread			2.65%			2.56%
Impact of noninterest-bearing sources			.19			.15
Net interest income/margin		$6,924	2.84%		$6,406	2.71%

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

Third Quarter 2017			Second Quarter 2017			Third Quarter 2016
Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates

$25,493	$166	2.61%	$25,862	$163	2.51%	$25,825	$154	2.39%
2,758	41	5.91%	2,947	41	5.58%	3,490	45	5.06%
4,838	33	2.71%	5,493	35	2.56%	6,276	39	2.47%
5,546	35	2.53%	5,863	37	2.48%	5,823	33	2.31%
13,081	61	1.83%	12,881	58	1.78%	9,929	33	1.33%
5,011	38	3.08%	5,093	39	3.08%	5,166	39	2.99%
56,727	374	2.63%	58,139	373	2.56%	56,509	343	2.42%

13,549	95	2.81%	12,790	90	2.82%	10,521	71	2.71%
1,211	14	4.42%	1,393	14	4.30%	1,666	15	3.51%
358	2	2.53%	490	3	2.35%	702	3	1.99%
561	5	3.07%	533	4	3.10%	264	2	3.81%
2,000	26	5.30%	2,007	27	5.28%	1,983	33	6.58%
17,679	142	3.20%	17,213	138	3.22%	15,136	124	3.29%
74,406	516	2.77%	75,352	511	2.71%	71,645	467	2.60%

109,503	991	3.54%	106,944	932	3.45%	100,320	781	3.05%
29,676	277	3.65%	29,655	261	3.48%	29,034	240	3.23%
7,704	71	3.71%	7,602	69	3.65%	7,463	76	4.06%
56,062	659	4.67%	56,342	635	4.52%	57,163	621	4.32%
16,273	181	4.45%	15,830	180	4.55%	14,870	171	4.60%
219,218	2,179	3.92%	216,373	2,077	3.82%	208,850	1,889	3.57%
23,859	75	1.26%	22,543	58	1.04%	28,063	35.50%
9,024	80	3.47%	9,748	82	3.38%	8,174	66	3.23%
326,507	$2,850	3.45%	324,016	$2,728	3.35%	316,732	$2,457	3.07%
46,890			46,286			47,138
$373,397			$370,302			$363,870

$62,325	$65.41%		$62,157	$47.30%		$70,076	$34.19%
56,743	20.14%		57,513	17.12%		53,428	10.08%
43,869	50.45%		42,128	47.45%		31,791	32.40%
17,571	35.79%		17,214	32.73%		18,910	31.66%
180,508	170.37%		179,012	143.32%		174,205	107.25%

19,190	67	1.37%	20,405	63	1.23%	17,524	38.86%
26,602	140	2.05%	24,817	125	2.00%	22,896	87	1.50%
5,970	51	3.48%	6,607	61	3.66%	8,356	65	3.06%
5,254	22	1.60%	5,695	24	1.67%	4,205	16	1.41%
57,016	280	1.93%	57,524	273	1.89%	52,981	206	1.53%
237,524	450.75%		236,536	416.70%		227,186	313.54%

78,931			77,375			78,303
10,749			10,432			11,855
46,193			45,959			46,526
$373,397			$370,302			$363,870
		2.70%			2.65%			2.53%
		.21			.19			.15
	$2,400	2.91%		$2,312	2.84%		$2,144	2.68%

(b)
Loan fees for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 were $35 million, $30 million and $46 million, respectively. Loan fees for the nine months ended September 30, 2017 and September 30, 2016 were $89 million and $106 million, respectively.

(c)
Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. The taxable-equivalent adjustments to net interest income for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016 were $55 million, $54 million and $49 million, respectively. The taxable-equivalent adjustments to net interest income for the nine months ended September 30, 2017 and September 30, 2016 were $161 million and $145 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    87

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30 2017	September 30 2016	September 30 2017	June 30 2017	September 30 2016
Net interest income (GAAP)	$6,763	$6,261	$2,345	$2,258	$2,095
Taxable-equivalent adjustments	161	145	55	54	49
Net interest income (Non-GAAP)	$6,924	$6,406	$2,400	$2,312	$2,144

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

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2016 PERIODS

	2016 Transitional Basel III (a)		Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b) (c)
Dollars in millions	December 31 2016	September 30 2016	December 31 2016	September 30 2016
Common stock, related surplus and retained earnings, net of treasury stock	$41,987	$41,604	$41,987	$41,604
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,974)	(8,993)	(9,073)	(9,102)
Basel III total threshold deductions	(762)	(731)	(1,469)	(1,218)
Accumulated other comprehensive income (d)	(238)	181	(396)	302
All other adjustments	(214)	(177)	(221)	(180)
Basel III Common equity Tier 1 capital	$31,799	$31,884	$30,828	$31,406
Basel III standardized approach risk-weighted assets (e)	$300,533	$300,308	$308,517	$308,665
Basel III advanced approaches risk-weighted assets (f)	N/A	N/A	$277,896	$280,150
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.0%	10.2%
Risk weight and associated rules utilized	Standardized (with 2016 transition adjustments)		Standardized

(a)	Calculated using the regulatory capital methodology applicable to us during 2016.

(b)
PNC utilizes the pro forma fully phased-in Basel III capital ratios, to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that will ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.

(c)
Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets as PNC moves through the parallel run process.

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

88    The PNC Financial Services Group, Inc. – Form 10-Q

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2016 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the third quarter of 2017 are included in the following table:

2017 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	1,270	$126.91	1,255	47,290
August 1 – 31	1,221	$128.98	1,221	46,069
September 1 – 30	1,696	$128.68	1,696	44,373
Total	4,187	$128.23

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

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2017, we announced share repurchase programs of up to $2.7 billion for the four quarter period beginning with the third quarter of 2017, including repurchases of up to $300 million related to employee benefit plans. In the third quarter of 2017, in accordance with PNC’s 2017 capital plan and under the share repurchase authorization in effect during that period, we repurchased 4.2 million shares of common stock on the open market, with an average price of $128.24 per share and an aggregate repurchase price of $.5 billion.

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

The PNC Financial Services Group, Inc. – Form 10-Q    89

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

	High	Low	Close	Cash Dividends Declared (a)
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Third	$135.73	$119.77	$134.77	.75
Total				$1.85
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	$90.85	$77.40	$81.39	.51
Third	$91.39	$77.86	$90.09	.55
Fourth	$118.57	$87.34	$116.96	.55
Total				$2.12

(a)	Our Board approved a fourth quarter 2017 cash dividend of $.75 per common share, which is payable on November 5, 2017.

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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on October 31, 2017 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly

Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    91