Form 10-K
period 2017-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2018-02-28
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
Commission file number 001-09718
THE PNC FINANCIAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1435979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Tower at PNC Plaza
300 Fifth Avenue
Pittsburgh, Pennsylvania 15222-2401
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code - (888) 762-2265
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of Fixed-to- Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q	New York Stock Exchange
Warrants (expiring December 31, 2018) to purchase Common Stock	New York Stock Exchange
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
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2017, determined using the per share closing price on that date on the New York Stock Exchange of $124.87, was approximately $59.8 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 9, 2018: 471,590,384
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2017 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2017 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2017 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2017 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2017 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements included in Item 8 of this Report. See page 73 for a glossary of certain terms used in this Report. In this Report, "PNC", "we", "us", "the Company" or "the Corporation" refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

ITEM 1 – BUSINESS

Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in 19 states in the Mid-Atlantic, Midwest and Southeast. We also provide certain products and services internationally. At December 31, 2017, our consolidated total assets, total deposits and total shareholders’ equity were $380.8 billion, $265.1 billion and $47.5 billion, respectively.

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

Review of Business Segments
In addition to the following information relating to our businesses, we incorporate the information under the caption Business Segments Review in Item 7 of this Report here by reference. Also, we include the financial and other information by business in Note 22 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report here by reference.

Effective for the first quarter of 2017, as a result of changes to how we manage our businesses, we realigned our segments and, accordingly, changed the basis of presentation of our segments, resulting in four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

See the Business Segments Review section in Item 7 for additional detail on our first quarter 2017 change.

Assets, revenue and earnings attributable to foreign activities were not material in the periods presented. We periodically refine our internal methodologies as management reporting practices are enhanced. To the extent significant and practicable, retrospective application of new methodologies is made to prior period reportable business segment results and disclosures to create comparability with the current period. See Note 22 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report for information on adjustments made in the first quarter of 2017 to our internal funds transfer pricing methodology.

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

The PNC Financial Services Group, Inc. – Form 10-K  1

Our core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with us. We also seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to reinvent the retail banking experience in response to changing customer preferences. A key element of this strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong indicator of customer growth, retention and relationship expansion.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally. We offer certain products and services internationally.

Corporate & Institutional Banking’s strategy is to be the leading relationship-based provider of traditional banking products and services to its customers through the economic cycles. We aim to grow our market share and drive higher returns by delivering value-added solutions that help our clients better run their organizations, all while maintaining prudent risk and expense management.

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

Asset Management Group is focused on being a premier bank-held individual and institutional asset managers in each of the markets it serves. The business seeks to deliver high quality banking, trust and investment management services to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s priorities are to serve our clients' financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.

BlackRock, in which we hold an equity investment, is a leading publicly-traded investment management firm providing a broad range of investment, risk management and technology services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

Subsidiaries
Our corporate legal structure at December 31, 2017 consisted of one domestic subsidiary bank, including its subsidiaries, and approximately 50 active non-bank subsidiaries, in addition to various affordable housing investments. Our bank subsidiary is PNC Bank, National Association (PNC Bank), a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

2    The PNC Financial Services Group, Inc. – Form 10-K

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	158
Analysis Of Year-To-Year Changes In Net Interest Income	159
Book Values Of Securities	37 and 108-111
Maturities And Weighted-Average Yield Of Securities	37 and 110-111
Loan Types	36, 53, 98-99 and 160
Selected Loan Maturities And Interest Sensitivity	163
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	53-59, 87-90, 97-105 and 161
Potential Problem Loans	53-59
Summary Of Loan Loss Experience	58-59, 106-107 and 162
Allocation Of Allowance For Loan And Lease Losses	58-59 and 162
Average Amount And Average Rate Paid On Deposits	158
Time Deposits Of $100,000 Or More	163
Selected Consolidated Financial Data	28-29
Short-term Borrowings – not included as average balances during 2017, 2016, and 2015 were less than 30% of total shareholders’ equity at the end of each period.

Supervision and Regulation
The PNC Financial Services Group, Inc. is a bank holding company (BHC) registered under the Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under the Gramm-Leach-Bliley Act (GLB Act).

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

In addition, we are subject to comprehensive supervision and periodic examination by, among other regulatory bodies, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC). These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors.

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

The Consumer Financial Protection Bureau (CFPB) is responsible for examining PNC Bank and its affiliates (including PNC) for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to PNC Bank and its affiliates. The results of the CFPB’s examinations (which are not publicly available) also can result in restrictions or limitations on the operations of a regulated entity as well as enforcement actions against a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements.

We also are subject to regulation by the SEC by virtue of our status as a public company and by the SEC and the Commodity Futures Trading Commission (CFTC) due to the nature of some of our businesses. Our businesses with operations outside the United States are also subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

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

The PNC Financial Services Group, Inc. – Form 10-K  3

Among the areas that have been receiving a high level of regulatory focus are compliance with the Bank Secrecy Act and anti-money laundering laws, capital and liquidity management, fair lending and other consumer protection issues, including retail sales practices, fee assessment and collection, cyber-security, capital planning and stress testing, the oversight of arrangements with third-party vendors and suppliers, the protection of confidential customer information, and the structure and effectiveness of enterprise risk management frameworks.

New legislation, changes in rules promulgated by federal financial regulators, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of our businesses. We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on current laws and regulations and is subject to potentially material change. See also the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory initiatives on the regulatory environment for us and the financial services industry, including ongoing implementation of Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) reforms.

The profitability of our businesses could also be affected by rules and regulations that impact the business and financial sectors in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

In the fourth quarter of 2017, federal tax reform legislation, the Tax Cuts and Jobs Act, was enacted and, among other provisions, lowered the statutory tax rate for corporations to 21% from 35% effective January 1, 2018. PNC's consolidated financial statements for the fourth quarter and full year 2017 reflect reasonable estimates of the impact of the tax legislation as of December 31, 2017, and the amounts could be adjusted during the measurement period, which will end in December 2018. See the Critical Accounting Estimates and Judgments section in Item 7 of this Report for more detail.

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

Banking Regulation and Supervision
Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. The foundation of the agencies’ regulatory capital rules is the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions. The regulatory capital rules establish minimum requirements for the ratio of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratio of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements. The agencies’ regulatory capital rules have undergone significant change since 2013, when the agencies adopted final rules to implement changes to the Basel Committee's international regulatory capital framework, known as “Basel III”, as well as certain provisions of Dodd-Frank. Many provisions of these rules, referred to as the Basel III capital rules, are subject to multi-year phase-in periods, with the rules generally fully phased-in as of January 1, 2019. Certain provisions (described below) of these rules apply only to banking organizations that have $250 billion or more in total consolidated assets (such as PNC and PNC Bank) or that have $10 billion or more in on-balance sheet foreign exposure (referred to as advanced approaches banking organizations).

The regulatory capital rules generally divide regulatory capital into three components: common equity tier 1 (CET1) capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, qualifying minority interest and, for PNC and PNC Bank as advanced approaches banking organizations, accumulated other comprehensive income related to both available for sale securities and pension and other post-retirement plans, less the deductions required to be made from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less the deductions required to be made from additional Tier 1 capital. Tier 2 capital generally comprises qualifying subordinated debt, less any required deductions from Tier 2 capital. There are significant limits on the extent to which minority interests in consolidated subsidiaries (including minority interests in the form of REIT preferred securities) may be included in regulatory capital.

Total capital is the sum of Tier 1 capital and Tier 2 capital, less the deductions required from total capital. Significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must be deducted from CET1 regulatory capital (subject to a phase-in schedule and net of associated deferred tax liabilities) to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of our adjusted Basel III CET1 regulatory capital. Our common stock investment in BlackRock is treated

4    The PNC Financial Services Group, Inc. – Form 10-K

as a significant common stock investment in an unconsolidated financial institution for these purposes.

The regulatory capital rules include a standardized approach for determining a banking organization’s risk-weighted assets for purposes of calculating the risk-based capital ratios. To determine risk-weighted assets under the standardized approach, a banking organization must allocate its assets and specified off-balance sheet financial exposures and instruments into risk-weighted categories. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by risk weights set forth in the rules, which increase as the perceived credit risk of the relevant asset or exposure increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. High volatility commercial real estate, past due, securitization and equity exposures, as well as investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets that are not deducted from capital are generally subject to higher risk weights than other types of exposures.

Advanced approaches banking organizations (such as PNC and PNC Bank) are also required to calculate risk-weighted assets using a separate methodology, referred to as the advanced approaches, that is based on the Basel II capital framework. The Basel II framework, seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. Advanced approaches risk-weighted assets take into account credit, market and operational risk and rely to a significant extent on internal models. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a “parallel run” qualification phase. PNC and PNC Bank entered this parallel run qualification phase on January 1, 2013. As discussed further in Item 1A Risk Factors of this Report, the Basel Committee in 2017 finalized additional, significant changes to the international capital framework for banking organizations.The extent to and manner in which these or similar changes would be implemented by the U.S. banking agencies, and the implications of any such developments on the U.S. regulatory capital framework (including the advanced approaches and the parallel run qualification period for PNC and PNC Bank) are not fully known at this time.

As a result of the phase-in period for provisions of the Basel III capital rules, as well as the fact that we remain in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2017 were based on the definitions of, and deductions from, regulatory capital (as such definitions and deductions were phased-in for 2017) and the standardized approach for determining risk-weighted assets. Until we have exited parallel run, our regulatory risk-

based capital ratios will be calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, capital (as such definitions and deductions are phased-in). Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches. We refer to the capital ratios calculated using the phased-in Basel III provisions as the Transitional Basel III ratios. The Transitional Basel III regulatory capital ratios of PNC and PNC Bank as of December 31, 2017 exceeded the applicable minimum levels. For additional information regarding the Transitional Basel III capital ratios of PNC and PNC Bank as of December 31, 2017, as well as the levels needed to be considered “well capitalized”, see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” Banking organizations also must maintain a capital conservation buffer requirement above the minimum risk-based capital ratio requirements in order to avoid limitations on capital distributions (including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock) and certain discretionary incentive compensation payments. The capital conservation buffer requirement is subject to a multi-year phase-in period. For 2018, banking organizations (including PNC and PNC Bank) are required to maintain a risk-based CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, banking organizations must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5%, in each case in relation to risk-weighted assets, to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

For advanced approaches banking organizations (such as PNC and PNC Bank), these higher capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer based on U.S. credit exposures of up to an additional 2.5% of risk-weighted assets (once fully phased-in). This buffer is currently set at zero in the U.S. A 2016 Federal Reserve policy statement establishes the framework and factors the Federal Reserve would use in setting and adjusting the amount of the U.S. countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve determines to establish an earlier effective date. Under the phase-in schedule for the countercyclical capital buffer, the maximum potential

The PNC Financial Services Group, Inc. – Form 10-K  5

countercyclical capital buffer amount is 1.875% in 2018 and 2.5% in 2019 and thereafter. When fully phased-in and if the full countercyclical buffer amount is implemented, PNC and PNC Bank could be required to maintain a risk-based CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11%, and a total capital ratio of at least 13% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

PNC and PNC Bank are not subject to the additional risk-based CET1 capital surcharge, minimum long-term debt requirement, or minimum total loss-absorbing capacity (TLAC) requirement that applies to U.S. firms identified as globally systemically important banks (GSIBs).

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. As of December 31, 2017, the leverage ratios of PNC and PNC Bank were above the required minimum level.

Advanced approaches banking organizations (such as PNC and PNC Bank) also are subject to a minimum 3.0% supplementary leverage ratio that took effect on January 1, 2018. The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure, which takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. BHCs with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as the insured depository institution subsidiaries of these BHCs, are subject to a higher supplementary leverage ratio requirement. These higher supplementary leverage requirements do not apply to PNC or PNC Bank.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the Federal Deposit Insurance Corporation (FDIC), and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, as a financial holding company, PNC and PNC Bank must remain “well capitalized.” At December 31, 2017, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s supplementary leverage ratio. For additional discussion of capital adequacy requirements, see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report and to Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to potential changes to the U.S. capital rules as a result of developments at the Basel Committee, the U.S. banking agencies also are undertaking a review of the regulatory capital rules. In September 2017, the banking agencies jointly requested public comment on a proposal that would implement certain changes to the Basel III regulatory capital rules. The proposal would reduce the risk weight (from 150 percent to 130 percent) for high-volatility commercial real estate exposures under the standardized approach, while also making certain changes to the definition of such exposures and relabeling such exposures as either high-volatility acquisition, development or construction exposures. For non-advanced approaches banking organizations, the proposal also would modify the threshold deductions from CET1 regulatory capital for significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and certain deferred tax assets. The public comment period on the proposal closed on December 26, 2017.

In addition to regulatory capital requirements, we are subject to the Federal Reserve’s capital plan rule, annual capital stress testing requirements and Comprehensive Capital Analysis and Review (CCAR) process, as well as the annual and mid-year Dodd-Frank capital stress testing (DFAST) requirements of the Federal Reserve (annual and mid-cycle) and the OCC (annual). As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital planning process of BHCs, including PNC, that have $50 billion or more in total consolidated assets. For us, this capital planning assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the company’s planned capital actions, such as plans to pay or increase common stock dividends, reinstate or increase common stock repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments, during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory adverse scenario and severely adverse scenario provided by the Federal Reserve. The Federal Reserve can object to our capital plan for qualitative or quantitative reasons. If the Federal Reserve objects to a BHC’s capital plan, the BHC cannot make capital distributions without Federal Reserve approval.

In evaluating capital plans of advanced approaches BHCs (such as PNC) or BHCs with $75 million or more in nonbank assets, the Federal Reserve considers a number of qualitative factors, which have become increasingly important in the

6    The PNC Financial Services Group, Inc. – Form 10-K

CCAR process in recent years. The Federal Reserve’s supervisory expectations for the capital planning and stress testing processes at large and complex BHCs, including PNC, are heightened relative to smaller and less complex BHCs. In assessing a BHC’s capital planning and stress testing processes, the Federal Reserve considers whether the BHC has sound and effective governance to oversee these processes. The Federal Reserve’s evaluation focuses on whether a BHC’s capital planning and stress testing processes are supported by a strong risk management framework to identify, measure and assess material risks and that provides a strong foundation to capital planning. The Federal Reserve also considers the comprehensiveness of a BHC’s control framework and evaluates a BHC’s policy guidelines for capital planning and assessing capital adequacy. A BHC’s stress testing scenario design processes and approaches for estimating the impact of stress on its capital position, including stress testing models and non-model qualitative approaches, are comprehensively reviewed to ensure that projections reflect the impact of appropriately stressful conditions, as well as risks idiosyncratic to the BHC, on its capital position. Significant deficiencies in a BHC’s capital planning and stress testing processes may result in a qualitative objection by the Federal Reserve to its capital plan.

From a quantitative perspective, the Federal Reserve considers whether under different hypothetical macro-economic scenarios, including the supervisory severely adverse scenario, the BHC would be able to maintain, throughout each quarter of the nine quarter review period, projected regulatory risk-based and leverage capital ratios that exceed the applicable minimums. In making these estimates, the Federal Reserve assumes that the BHC would continue its base case capital actions in each supervisory scenario, including the severely adverse scenario. Failure to meet a minimum regulatory risk-based or leverage capital requirement on a projected stress basis is grounds for objection to a BHC’s capital plan.

In connection with the 2018 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2017 with the Federal Reserve by April 5, 2018. We expect to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2018 CCAR in June 2018.

As part of the CCAR and annual DFAST processes, both we and the Federal Reserve release certain revenue, loss and capital results from stress testing exercises. For the 2018 exercises, the Federal Reserve has announced that it intends to publish its supervisory revenue, loss and capital projections for participating BHCs under the supervisory adverse and severely adverse macro-economic scenarios using the common assumptions concerning capital distributions established by the Federal Reserve in its DFAST regulations (DFAST capital action assumptions), as well as capital ratio information using the company’s proposed base case capital actions. Within 15 days of the Federal Reserve publishing its DFAST results, we also are required to publicly disclose our own estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the DFAST capital action assumptions.

Federal Reserve regulations also require that we and other large BHCs conduct a separate, mid-cycle stress test using financial data as of June 30 and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. For the 2018 mid-cycle stress test cycle, we must publish our results in the period between October 5 and November 4, 2018.

The Federal Reserve’s capital plan rule provides that a BHC must resubmit a new capital plan prior to the annual submission date if, among other things, there has been or will be a material change in the BHC’s risk profile, financial condition or corporate structure since its last capital plan submission. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, we may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in our most recently approved capital plan subject to certain conditions, including that the Federal Reserve does not object to the additional repurchases or distributions. Such additional distributions may not exceed, in the aggregate, 0.25% of Tier 1 capital during the relevant 12-month period.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee's Basel III framework included short-term liquidity standards (Liquidity Coverage Ratio or LCR) and long-term funding standards (Net Stable Funding Ratio or NSFR).

The U.S. banking agencies' LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions prescribed in the rules (net cash outflow). A company’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflows, with the quotient expressed as a percentage. The regulatory minimum LCR that covered banking organizations are required to maintain is 100%. As of December 31, 2017, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

Top-tier BHCs (like PNC) that are subject to the advanced approaches for regulatory capital purposes, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank), are subject to the full LCR (rather than the less stringent modified LCR). PNC and PNC Bank are required to calculate the LCR on a daily basis. Under the full LCR, an institution required to calculate the LCR on a daily basis must promptly provide its regulator with a plan for achieving compliance with the minimum LCR requirement if its LCR is below the minimum requirement for three consecutive business days.

The PNC Financial Services Group, Inc. – Form 10-K  7

The Federal Reserve requires large BHCs, including PNC, to publicly disclose certain quantitative and qualitative measures of their LCR-related liquidity profile. These disclosures include major components used to calculate the LCR (e.g., HQLA, cash outflows and inflows for the consolidated parent company), and a qualitative discussion of the BHC’s LCR results, including, among other things, key drivers of the results, composition of HQLA and concentration of funding sources. We are required to make these disclosures starting with the second quarter of 2018.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. In 2016, the federal banking agencies requested comment on proposed rules that would implement the NSFR in the United States. The proposed rules would require a covered BHC to calculate its NSFR as the ratio of its available stable funding (ASF) to its required stable funding (RSF) amount, each as defined in the proposed rules, over a one-year horizon. The regulatory minimum ratio for all covered banking organizations is 100%. For BHCs with assets of $50 billion or more, but less than $250 billion, and on-balance sheet foreign exposure of less than $10 billion, the RSF amount is scaled by a factor of 70%. The proposal also includes requirements for quarterly quantitative and qualitative NSFR disclosures. Although the impact on us will not be fully known until the rules are finalized, we have taken several actions to prepare for implementation of the NSFR and we expect to be in compliance with the NSFR requirements if and when they become effective.

PNC is also subject to Federal Reserve rules that require BHCs with $50 billion or more in consolidated total assets to, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan that meets detailed requirements.

For additional discussion of regulatory liquidity requirements, please refer to the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

Source of Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report

Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Dodd-Frank requires that the Federal Reserve jointly adopt new rules with the OCC and the FDIC to implement this source of strength requirement. These joint rules have not yet been proposed. Consistent with this source of strength policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a BHC generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the 2018 CCAR, discussed above, the Federal Reserve stated that it expects capital plans submitted in 2018 to reflect conservative dividend payout ratios, and that requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders will receive particularly close scrutiny.

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC (and other BHCs with total consolidated assets of $50 billion or more) are subject to enhanced prudential standards related to liquidity risk management and overall risk management. These rules, among other things, establish liquidity stress testing requirements (described further below) and certain oversight and governance responsibilities for the chief risk officer, the board of directors, and the risk committee of the board of directors of a covered company. These standards also require the Federal Reserve to impose a maximum 15-to-1 debt to equity ratio on a BHC, if the federal agencies that comprise the Financial Stability Oversight Council (FSOC), determine that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk.

The Federal Reserve is also required to establish single counterparty credit limits and early remediation requirements for BHCs with more than $50 billion in total assets. The Federal Reserve requested comment on proposed rules to implement a single counterparty credit limit in March 2016. Under those rules, the aggregate net credit exposure by PNC, to any single, unaffiliated counterparty, including its subsidiaries, would have to be calculated on a daily basis and could not exceed 25 percent of our Tier 1 capital. The proposed limit would cover credit exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, purchases or investments in securities, and derivative transactions, although certain exposures, including, among others, exposures to the U.S. government, would be excluded. Compliance with the proposed rules would be required one year after the effective date. The proposed rule, if finalized, would not have a material impact on our credit relationships with third parties.

8    The PNC Financial Services Group, Inc. – Form 10-K

The Federal Reserve is also required to establish early remediation requirements for BHCs with more than $50 billion in total assets and continues to work towards finalizing these requirements.

In addition, the Federal Reserve may continue to develop the set of enhanced prudential standards that apply to large BHCs in order to further promote the resiliency of such firms and the U.S. financial system. For additional information see Item 1A Risk Factors of this Report.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies, insurance agents and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. A BHC qualifies to become a financial holding company if the BHC and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (CRA) of Satisfactory or better. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and we are generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

In addition, the GLB Act permits qualifying national banks to engage in expanded activities through a “financial subsidiary.” PNC Bank has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve (other than insurance underwriting activities, insurance company investment activities and merchant banking). In order to establish a financial subsidiary, a national bank and each of its depository institution affiliates must be “well capitalized” and “well managed” and the national bank and each of its depository institution affiliates must have a CRA rating of Satisfactory or better.

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

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than Satisfactory rating. A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than Satisfactory.

Volcker Rule. Banking entities of any size, including PNC, are prohibited under the Volcker Rule and its implementing regulations from engaging in short-term trading as principal and having certain ownership interests in and relationships with hedge funds, private equity funds, and certain other private funds (together, “covered funds”), unless an exemption or exception applies. For example, the exemptions under the Volcker Rule allow PNC to trade as principal for securities underwriting, market making and risk-mitigating hedging purposes, subject to a variety of conditions.

To date, the prohibitions under the final Volcker Rule regulations have not had, and we do not expect them to have in the future, a material effect on our businesses or revenue. However, the conditions for engaging in exempted trading activities and having permissible relationships with a private fund under the regulations could, depending on the agencies’ approach to interpreting them, cause us to forego engaging in hedging or other transactions that we would otherwise undertake in the ordinary course of business and, thus, to some extent, may limit our ability to most effectively hedge our risks, manage our balance sheet or provide products or services to our customers.

The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. We are subject to the enhanced compliance program requirements and have adopted an enterprise Volcker compliance program. We have also divested prohibited investments in covered funds and received extensions allowing an extended conformance period for our remaining $.2 billion interests in illiquid covered funds (as defined by the applicable requirements).

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies also possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company, and the Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive.

The PNC Financial Services Group, Inc. – Form 10-K  9

Moreover, less than satisfactory examination ratings, lower capital ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or to continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large banks, including PNC Bank, as enforceable guidelines under section 39 of the Federal Deposit Insurance Act (FDI Act). The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework (a risk appetite statement). If the OCC determines that a covered national bank is not in compliance with these or other guidelines established under section 39 of the FDI Act (including the guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

In August 2017, the Federal Reserve requested public comment on a proposal that would introduce a new supervisory rating system for BHCs with $50 billion or more in total consolidated assets, including PNC. Under the proposal, covered BHCs would receive separate ratings from the Federal Reserve for (i) capital planning and positions, (ii) liquidity risk management and positions and (iii) governance and controls. Each of these component areas would receive one of the following four ratings: (i) Satisfactory, (ii) Satisfactory Watch, (iii) Deficient-1 or (iv) Deficient-2. As proposed, a covered BHC would have to maintain a rating of Satisfactory Watch or better for each of the three components to be considered “well managed”. The public comment period for the proposal closed on February 15, 2018, with initial ratings under the new framework to be assigned during 2018.

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing regulation, Regulation W, place quantitative and qualitative restrictions on covered transactions between a bank and its affiliates (for example between PNC Bank, on the one hand, and The PNC Financial Services Group, Inc. and its nonbank subsidiaries, on the other hand). In general, section 23A and Regulation W limit the total amount of covered transactions between a bank and any single affiliate to 10 percent of the bank’s capital stock and surplus, limit the total amount of covered transactions between a bank and all its affiliates to 20 percent of the bank’s capital stock and surplus, prohibit a bank from purchasing low-quality assets from an affiliate, and require certain covered transactions to be secured with prescribed amounts of collateral. Section 23B generally requires that transactions between a bank and its affiliates be on terms that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. Dodd-Frank amended section 23A of the Federal Reserve Act to include as a covered transaction the credit exposure of a bank to an affiliate arising from a derivative transaction with the affiliate. The Federal Reserve has yet to propose rules to implement these revisions.

The Federal Reserve and the OCC have provided guidance regarding incentive and other elements of compensation provided to executives and other employees at financial services companies they regulate, both as general industry-wide guidance and guidance specific to select larger companies, including PNC. These guidelines are intended to ensure that the incentive compensation practices of covered banking organizations do not encourage excessive risk-taking. The Federal Reserve, the OCC, the FDIC, the SEC and two other regulatory agencies jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of Dodd-Frank. Regulation of compensation provided by us to our executives and other employees, whether through guidance or rules and regulations, could hamper our ability to attract and retain quality employees.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or BHC, or to merge or consolidate with any other BHC. The BHC Act and other federal law enumerates the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction.

The Federal Reserve’s prior approval is also required, and similar factors are considered, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of a savings association or savings and loan holding company, or to merge or consolidate with a savings and loan holding company. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. Under Dodd-Frank, a BHC is generally prohibited from merging or consolidating with, or acquiring, another company if upon consummation the resulting company would control 10% or more of deposits in the U.S or a state, or if the resulting company’s liabilities would exceed 10% of the aggregate liabilities of the U.S. financial sector (including the U.S. liabilities of foreign financial companies). In extraordinary cases, the FSOC, in conjunction with the

10    The PNC Financial Services Group, Inc. – Form 10-K

Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the United States.

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

At December 31, 2017, PNC Bank had an Outstanding rating with respect to the CRA.

Based on the Federal Reserve’s interpretation of the BHC Act, the Federal Reserve has indicated that it considers BlackRock to be a subsidiary of The PNC Financial Services Group, Inc. for purposes of the BHC Act due to PNC’s current and historical ownership interest in, as well as other relationships with, BlackRock and, thus, subject to the supervision and regulation of the Federal Reserve.

FDIC Insurance and Related Matters. PNC Bank is insured by the FDIC and subject to deposit premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary federal banking regulator through its examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

The FDIC has imposed a deposit insurance assessment surcharge on insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank), which will continue in effect until the earlier of (i) the date on which the Designated Reserve Ratio (the balance in the Deposit Insurance Fund divided by estimated insured deposits) reaches 1.35% (estimated by the FDIC to occur before the end of 2018), or (ii) December 31, 2018. If the ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a one-time shortfall assessment on insured depository institutions with total consolidated assets of $10 billion or more (including PNC Bank).

Resolution and Recovery Planning. BHCs that have $50 billion or more in assets, such as PNC, are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC and PNC Bank are required to provide the Federal Reserve and FDIC a public summary of their resolution plans, which the agencies then make available to the public. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

PNC Bank also is subject to OCC guidelines under section 39 of the FDI Act that establish standards for recovery planning. These guidelines require a covered bank to develop and maintain a recovery plan that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. The recovery plan guidelines are enforceable in the same manner as the other guidelines the OCC has established under section 39 of the FDI Act.

CFPB Regulation and Supervision. The CFPB examines PNC and PNC Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student and other consumer loans, and other consumer financial products and services that we offer. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by PNC Bank. The regulations could reduce the fees that we receive, alter the way we provide our products and services, or expose us to greater risk of private litigation

The PNC Financial Services Group, Inc. – Form 10-K  11

or regulatory enforcement action. The CFPB may engage in rulemakings affecting prepaid cards, data on small business lending, the Home Mortgage Disclosure Act, and payday, vehicle title, and certain high-cost installment loans.

Securities and Derivatives Regulation
Our registered broker-dealer and investment adviser subsidiaries are subject to the Securities Exchange Act of 1934, and the Investment Advisers Act of 1940, respectively, and related rules and regulations promulgated by the SEC.

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

The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect our ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

Dodd-Frank imposed comprehensive and significant regulations on the activities of financial institutions that are active in the U.S. over-the-counter derivatives and foreign exchange markets. These regulations were intended to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives markets, (iii) provide enhanced disclosures and protections to customers and (iv) promote market integrity. Among other things, Dodd-Frank: (i) requires the registration of both “swap dealers” and “major swap participants” with one or both of the CFTC (in the case of non security-based swaps) and the SEC (in the case of security-based swaps); (ii) requires that most standardized swaps be centrally cleared through a regulated clearing house and traded on a centralized exchange or swap execution facility; (iii) subjects swap dealers and major swap participants to capital and margin requirements in excess of historical practice; (iv) subjects swap dealers and major swap participants to comprehensive new recordkeeping and real-time public reporting requirements; (v) subjects swap dealers and major swap participants to new business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives, and any conflicts of interest associated with their swap; (vi) imposes special duties on swap dealers and major swap participants when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment); and (vii) imposes margin requirements on swaps that are not centrally cleared through a regulated clearing house.

As a registered swap dealer with the CFTC, PNC Bank's derivatives and foreign exchange businesses are subject to the regulations and requirements imposed on registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. Because of the limited volume of our security-based swap activities, PNC Bank has not registered with the SEC as a security-based swap dealer. The regulations and requirements applicable to swap dealers have and will continue to impose compliance burdens on PNC Bank and introduces additional legal risks (including as a result of applicable anti-fraud and anti-manipulation provisions and private rights of action). In addition, failure to comply with the "pay-to-play" regulations that govern our swap and municipal securities businesses could result in limitations on PNC Bank's ability to conduct swap and municipal securities business with state or local governments and their authorities.

BlackRock has subsidiaries in securities and related businesses subject to SEC, other governmental agencies, state, local and FINRA regulation, and a federally chartered nondepository trust company subsidiary subject to supervision and regulation by the OCC. For additional information about the regulation of BlackRock by these agencies and otherwise, see the discussion under the “Regulation” section of Item 1 Business in BlackRock’s most recent Annual Report on Form 10-K, which may be obtained electronically at the SEC’s website at www.sec.gov.

Regulations of Other Agencies
In addition to regulations issued by the federal banking, securities and derivatives regulators, we also are subject to regulations issued by other federal agencies with respect to certain financial products and services we offer. For example, certain of our fiduciary, brokerage and investment management activities are subject to regulations issued by the Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and related provisions of the Internal Revenue Code and certain of our student lending and servicing activities are subject to regulation by the Department of Education. Certain provisions of final rules issued by the DOL expanding the definition of “investment advice” for retirement accounts and certain other accounts took effect in June 2017. The rules increased the scope of activities that give rise to fiduciary status under ERISA and the Internal Revenue Code and primarily apply to aspects of our Retail Banking and Asset Management Group segments. Certain requirements of the amended rules that had been scheduled to take effect on January 1, 2018 have been delayed until July 1, 2019 and the DOL is expected to propose amendments to the rules during the delay.

12    The PNC Financial Services Group, Inc. – Form 10-K

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

Loan pricing, structure and credit standards are extremely important in the current environment as we seek to achieve appropriate risk-adjusted returns. Traditional deposit-taking activities are also subject to pricing pressures and to customer migration as a result of intense competition for deposits and investments. Competitors may seek to compete with us through traditional channels such as physical locations or through digital channels such as internet or mobile. We include here by reference the additional information regarding competition and factors affecting our competitive position included in the Item 1A Risk Factors of this Report.

Employees
Employees totaled 52,906 at December 31, 2017. This total included 50,358 full-time and 2,548 part-time employees, of which 29,604 full-time and 2,368 part-time employees were employed by our Retail Banking business.

SEC Reports and Corporate Governance Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718. You may read and copy this information at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. You can obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street NE, Washington, D.C. 20549, at prescribed rates.

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

Information about our Board of Directors and its committees and corporate governance, including our PNC Code of Business Conduct and Ethics, is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

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

The PNC Financial Services Group, Inc. – Form 10-K  13

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

We generally post the following under “About Us – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases, and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. When warranted, we will also use our website to expedite public access to time-critical information regarding PNC in advance of distribution of a press release or a filing with the SEC disclosing the same information. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Where applicable, we provide such GAAP reconciliations in materials for that event or in materials for prior investor presentations or in our annual, quarterly or current reports.

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

Where we have included internet addresses in this Report, such as our internet address and the internet address of the SEC, we have included those internet addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

ITEM 1A – RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in what we do and the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. We categorize the risks we face as credit risk, liquidity risk, capital management, market risk, operational risk and compliance risk. We discuss our principal risk management processes and, in appropriate places, related historical performance and other metrics in the Risk Management section included in Item 7 of this Report.

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

Our business and financial performance are vulnerable to the impact of adverse economic conditions.

As a financial services company, our business and overall financial performance are affected to a significant extent by economic conditions. Adverse economic conditions generally result in reduced business activity, which may decrease the demand for our products and services, can impair the ability of borrowers to repay loans, and may lead to turmoil and volatility in financial markets. Such effects would likely have an adverse impact on financial institutions such as PNC, with the significance of the impact generally depending on the severity of the adverse economic conditions, increasing typically under recessionary conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect the performance of financial institutions, especially as these factors relate to particular industries or geographical regions. For example, shifting consumer behavior with respect to retail

14    The PNC Financial Services Group, Inc. – Form 10-K

purchases over the internet rather than in physical stores has negatively impacted performance by some retailers, potentially decreasing demand for financial services in that sector and impairing the creditworthiness of some shopping malls and retail companies.

Given the geographic scope of our business and operations, we are most exposed to issues within the United States economy and financial markets and, within the United States, most exposed to issues within our primary geographic footprint concentrated in the Mid-Atlantic, Midwest and Southeast.

International economic conditions, however, can impact our business and financial performance both directly to the extent of our international business activities and, possibly more significantly, indirectly due to the possibility that poor economic conditions impacting other major economies around the world will have an impact on the United States. For example, the prospect of the United Kingdom’s impending exit from the European Union has led to uncertainty regarding the impact on the United Kingdom’s economy and capital markets as well as that of the remaining countries in the European Union. It is also possible that other countries might seek to exit the European Union in the future. The extent to which these uncertainties will affect the United States economy and capital markets is unclear.

The recently enacted Tax Cuts and Jobs Act will impact PNC’s business and financial results, including likely resultant changes in customer behavior.

In December 2017, Congress passed and the President signed the Tax Cuts and Jobs Act, representing the most significant change in U.S. federal tax law in decades. Although the direct impact of this legislation on PNC is likely to be positive, primarily as a result of a reduction in the corporate tax rate from 35% to 21%, there are specific aspects that will have a negative impact, including the disallowance of deductions for FDIC deposit insurance premiums and for a portion of our executive incentive compensation.

In addition, we anticipate that business and retail customers will modify behavior going forward in response to changes in the tax law, some of which are likely to be favorable to PNC over time, but some changes in customer behavior could be detrimental to our business. For example, in addition to various potential positive impacts, new or modified limitations on the ability of individuals to deduct mortgage and home equity interest expense could adversely affect demand for our home lending products. As another example, there could be reduced demand for commercial borrowing, due to factors such as improved cash flow resulting from lower tax rates or funds repatriated from outside the U.S. or utilization of other financing options.

It is not possible at present to determine the likely overall impact of the new tax law on PNC as a result of changes in economic activity and customer behavior, either in terms of magnitude or timing.

The monetary policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance.

Governmental monetary policies, including those of the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking companies such as PNC. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits and can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Both due to the impact on rates and by controlling access to direct funding from the Federal Reserve Banks, the Federal Reserve’s policies also significantly influence our cost of funding.

We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results. The very low interest rate environment that has prevailed since the financial crisis has had a negative impact on our ability to increase our net interest income. Although the Federal Reserve started increasing its benchmark interest rate in December 2015, ending approximately seven years of near zero rates, and has continued to do so through 2017, with expectations that it will continue to do so in 2018, there is no assurance that it will do so or that it will do so in a manner that will be consistent with market expectations. Should the Federal Reserve not continue raising rates, it could affect consumer and business behavior in ways that are adverse to us in addition to continuing to affect our net interest income. Even if the Federal Reserve continues to increase the interest rates it directly influences, there may be a prolonged period before interest rates return to more historically typical levels. Recent and pending changes in the membership of the Federal Reserve Board, including its Chair, may create additional uncertainty regarding the direction of policy by the Federal Reserve.

After an extended period during which the Federal Reserve increased its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has indicated an intention to start reducing its balance sheet from these elevated levels. It is unclear what impact this will have on the economy or on the markets for and values of financial assets, including assets of the types that we hold, purchase and sell.

In addition, monetary policy actions by governmental authorities in the European Union or other countries could have an impact on global interest rates, which could affect rates in the United States as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have one or more of the potential effects on us described above. While we have not experienced negative interest rates in the United States, and in recent periods the Federal Reserve has been gradually increasing rates, some central banks in Europe and Asia have cut interest rates below

The PNC Financial Services Group, Inc. – Form 10-K  15

zero. If U.S. interest rates were to fall below zero, it could significantly affect our businesses and results of operation in ways that cannot easily be predicted.

Other government legislation, regulation and policy potentially impacting the economy can have an adverse effect on our business and financial performance.

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter behavior in ways that impact demand for our products and services. PNC may also adjust the types of transactions we seek to pursue under those circumstances. Uncertainty regarding future law or policy may have similar impacts. Concern regarding the ability of Congress and the President collectively to reach agreement on federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial governmental shutdowns, also can have adverse economic consequences and create the risk of economic instability or market volatility with potential adverse consequences to our business and financial performance.

As a regulated financial services firm, we are subject to numerous governmental regulations, and the financial services industry as a whole continues to be subject to significant regulatory reform initiatives in the United States and elsewhere.

The PNC Financial Services Group, Inc. is a bank holding company (BHC) and a financial holding company and is subject to numerous governmental regulations involving both its business and organization.

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

The current presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than under the previous administration. There is, however, significant uncertainty regarding the direction this administration will take and its ability to implement its policies and objectives. In addition, the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations is not known. Even to the extent that the current administration takes a different approach to regulation of the financial services industry than had previously been the case, and even if that is overall favorable to us, we would still expect compliance with regulations to be a meaningful burden presenting significant risk. In addition, there could be an increase in state regulation of aspects of our business and in foreign regulation that impacts our operations. Different approaches to regulation by different jurisdictions could increase our compliance costs.

There are currently pending numerous additional regulatory proposals, and other new initiatives are likely to be pursued in the future. The implementation of new regulatory requirements and limitations could further increase our compliance costs and the risks associated with non-compliance and could affect our ability to pursue or take full advantage of some desirable business opportunities.

A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements and expectations could expose us to damages, fines and regulatory penalties and other regulatory actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities, and could also injure our reputation with customers and others with whom we do business.

See Supervision and Regulation in Item 1 of this Report for more information concerning the regulation of PNC and recent initiatives to reform financial institution regulation, including some of the matters discussed in this Risk Factor. Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report also discusses some of the regulation applicable to us.

16    The PNC Financial Services Group, Inc. – Form 10-K

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

The regulatory capital requirements applicable to banks and BHCs have undergone significant changes. For example, the final rules adopted by the U.S. banking agencies in July 2013 to implement the new international guidelines for determining regulatory capital established by the Basel Committee known as “Basel III,” as well as to implement certain provisions of Dodd-Frank, fundamentally altered the U.S. regulatory capital requirements for U.S. BHCs and banks. Significant parts of these rules are now effective for us, although as a result of the staggered effective dates of the rules, many provisions are being phased-in over a period of years, with the rules generally to be fully phased-in as of January 1, 2019. The Basel Committee recently finalized additional, significant changes to the international capital framework for banking organizations, including modifications that would: (i) significantly alter the international frameworks governing the market risk capital requirements for trading positions and the standardized risk weighting approach for credit risk, (ii) introduce a new standardized measure of operational risk to replace the current methodology under the advanced approaches, and (iii) establish a standardized approach floor for capital ratios calculated by banking organizations that use the advanced approaches for the risk weighting of assets. Moreover, the Basel Committee continues to consider other changes to the international regulatory capital framework to enhance the transparency and consistency of capital requirements among banks and jurisdictions, including, among others, the treatment of securitization positions. It is unclear how these or other initiatives by the Basel Committee may be implemented in the U.S. and, thus, we are unable to estimate what potential impact such initiatives may have on us.

The liquidity standards applicable to large U.S. banking organizations also are expected to be supplemented in the coming years. For example, the Basel Committee, in October 2014, released the final framework for the NSFR standard, which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. In May 2016, the U.S. banking agencies proposed rules to implement the NSFR but these rules have not yet been finalized. Thus, the potential impact of the NSFR on us remains unclear.

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders, being limited in our ability to pay dividends or otherwise return capital to shareholders, or selling or refraining from acquiring assets, for which the capital requirements appear inconsistent with the assets’ underlying risks. In addition, the new liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets, even if more desirable from a balance sheet or interest rate risk management perspective. In addition, PNC, as a BHC that is subject to the advanced approaches for regulatory capital purposes, is subject to a higher LCR requirement than other BHCs that have more than $50 billion in total assets but are not subject to the advanced approaches. Until the scope and terms of pending or future rulemakings relating to capital, liquidity or liability composition are known, the extent to which such rules may apply to us and the potential impact of such rules on us will remain uncertain.

The planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR presents risks to the financial instruments originated or held by PNC that use LIBOR as a reference rate.

LIBOR is the reference rate for many transactions in which we lend and borrow money, issue, purchase and sell securities and enter into derivatives to manage our or our customers’ risk of these transactions. LIBOR has been the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist at some point. Any change in the availability or calculation of LIBOR may adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into, the value of such loans, securities, or derivative instruments, the trading market for LIBOR-based securities, the terms of new loans being made using different or modified reference rates, or our ability to effectively use derivative instruments to manage risk.

Any of the reform proposals or the general increased regulatory scrutiny of LIBOR could increase the costs and risks of administering or otherwise participating in the setting of LIBOR and complying with any such regulations or requirements. Such factors may have the effect of discouraging market participants from continuing to administer or contribute to LIBOR or lead to the ultimate discontinuance or unavailability of quotes of LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR.

The PNC Financial Services Group, Inc. – Form 10-K  17

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

A borrower’s ability to repay a loan can be adversely affected by several factors. Individual borrowers can be affected by, among other things, declines in income, job losses, health issues or family issues. Commercial borrowers can be affected by, among other things, poor business performance or catastrophe losses. A weak or deteriorating economy and changes in the domestic or global markets would typically adversely impact the ability of our borrowers to repay outstanding loans. We may also be exposed to credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan or fail to identify declining creditworthiness of a borrower at a time when remedial actions may reduce our exposure. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale.

Financial services institutions are interrelated as a result of trading, clearing, lending, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.

Despite maintaining a diversified loan and securities portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or financial market. Loans secured by commercial and residential real estate represent a significant percentage of our overall credit portfolio, as well as of the assets underlying our investment securities. Events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

We reserve for credit losses on our loan and lease portfolio, as well as for unfunded loan commitments and letters of credit, through our Allowances for loan and lease losses and unfunded loan commitments and letters of credit, with changes in the allowances reflected in Net income through Provision for credit losses. An increase in credit risk would likely lead to an increase in Provision for credit losses with a resulting reduction in our Net income and would increase our allowances.

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

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve, or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:

•
Changes in interest rates or interest rate spreads can affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and margin as well as our profitability.

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

We discuss the impact of governmental monetary policy on interest rates in “The monetary policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance” Risk Factor in this Item 1A.

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

18    The PNC Financial Services Group, Inc. – Form 10-K

value due to changes in the perceived creditworthiness of borrowers or other counterparties and also due to changes in market interest rates.

In addition, changes in loan prepayment speeds, usually based on fluctuations in market interest rates, could adversely impact the value of our mortgage servicing rights. Additionally, the underlying value of assets under lease or securing an obligation may decrease due to supply and demand for the asset or the condition of the asset. This could cause the ability to collect fully on, or the value of, the secured obligation to decline.

In many cases, we mark our assets and liabilities to market on our financial statements, either through our Net income and Retained earnings or through adjustments to Accumulated other comprehensive income on our balance sheet. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed.

In addition, asset management revenue is primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related noninterest income.

Our asset and liability valuations and the determination of the amount of loss allowances and impairments taken on our assets are highly subjective. Inaccurate estimates could materially impact our results of operations or financial position.

We must use estimates, assumptions and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations. During periods of market disruption, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically traded in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In addition, we have certain assets and liabilities carried at fair value that are estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Further, rapidly changing and unprecedented market conditions in any particular market could materially impact the valuation of assets as reported within our consolidated financial statements.

The determination of the amount of loss allowances and asset impairments varies by asset type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Although we have policies and procedures in place to determine loss allowance and asset impairments, due to the subjective nature of this area, there can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

Our success depends on our ability to attract and retain customers for our products and services, which may be negatively impacted by a lack of consumer and business economic confidence as well as our actions, including our ability to anticipate and satisfy customer demands for products and services.

As a financial institution, our performance is subject to risks associated with declines in customer demand for our products and services, including as a result of a loss of economic confidence or customer trust in us.

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

News or other publicity that impairs our reputation, or the reputation of our industry generally, also could cause a loss of customers. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is illegal or viewed as unfair, deceptive, manipulative or otherwise wrongful. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused customers. In addition, we could suffer reputational harm and a loss of customer trust as a result of conduct of others in which we have not engaged.

If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and noninterest income from a decline in product sales, investments and other transactions. Our customers could remove money from checking, savings or other types of deposit accounts in favor of other banks or other types of investment products. Deposits are a low cost source of funds for us. Therefore, losing deposits could increase our funding costs and reduce our net interest income.

The PNC Financial Services Group, Inc. – Form 10-K  19

The United States is just starting to emerge from an extended period of very low interest rates. Very low interest rates decrease the attractiveness of alternatives to bank checking and savings accounts, which may lack deposit insurance and some of the convenience associated with more traditional banking products. As interest rates rise, and the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers may be less willing to maintain balances in noninterest bearing or low interest bank accounts, which could result in a relatively higher cost of funds to us and negatively affect net interest income. This could also result in a loss of noninterest income.

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

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest-bearing deposits), product structure, the range of products and services offered and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Having the right technology is a critically important component to customer satisfaction as it affects our ability to deliver the products and services that customers desire and in a manner that they find convenient and attractive. Banks generally are facing the risk of increased competition from products and services offered by non-bank financial technology companies, particularly related to payment services and lending.

Consolidation in our industry, including among smaller banks combining to form more competitive larger ones and between banks and non-bank entities offering financial products and services, could result in PNC facing more intense competition, particularly in impacted regions or with respect to particular products.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas. This factor presents greater risk when we are expanding into new markets, developing new product lines, or need to significantly enhance staffing in certain areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities. Limitations on the manner in which regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of the Dodd-Frank Act, may make it more difficult for regulated financial institutions, including PNC, to compete with unregulated financial institutions for talent.

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

We continually encounter technological change and need to keep pace with this change in order to maintain or enhance the competitiveness of our businesses.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. Examples at the present time include expanded use of cloud computing, artificial intelligence and machine learning, virtual and augmented reality, biometric authentication, voice and natural language, and data protection enhancements, as well as increased on-line and mobile device interaction with customers. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. We have been investing in technology and connectivity in order to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail side, this has included developments such as more sophisticated ATMs (including the ability to cash checks using exact change), cashless bank branches, and expanded access to banking transactions (including mobile deposits, instant availability of funds, and real time payment processing) through the internet, smart phones, tablets and other mobile devices. These efforts have

20    The PNC Financial Services Group, Inc. – Form 10-K

all been in response to actual and anticipated customer behavior and expectations. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands, including demands for faster and more secure payment services, and create efficiencies in our operations. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

We depend on the effectiveness and integrity of our employees, systems and controls to manage operational risks.

We are a large organization that offers a wide variety of products and services to a broad and diverse group of customers. We are dependent on our employees, systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business, as well as to assure that we identify and mitigate the risks that are inherent in these relationships.

We necessarily rely on our employees or, in some cases, employees of third parties to perform these tasks and manage the resulting risks. As a result, we are vulnerable to human error, misconduct or malfeasance, leading potentially to operational breakdowns or other errors. In addition, when we change processes or procedures or introduce new products or services, we may fail to adequately identify or manage operational risks resulting from such changes. We have taken measures to manage and mitigate this risk, but our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems.

Errors by our employees or those of third parties, whether accidental, intentional or fraudulent, or other failures of our systems and controls, including systems and controls that are automated, could result in customer remediation costs, regulatory fines or penalties, litigation or enforcement actions, or limitations on our business activities. They also could result in damage to our reputation and to our ability to attract and retain customers, with the reputational impact likely greater to the extent that the mistakes or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. It is possible that the damage to our reputation may be disproportionate to the actual harm suffered by our customers or may be severe even if we fully remediate any harm suffered by our customers.

It is not possible to prevent all errors of these types, and over the last several years, financial services organizations have been reported to have failed to adequately prevent, identify or respond to a broad range of operational risk matters with resulting consequences to the other organizations of the types described above. Recent examples include unauthorized account openings, assessment of inappropriate fees, and failure to report information timely to the government.

We depend on technology, both internally and through third-parties, to conduct our business and could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, those systems.

As a large financial company, we handle a substantial volume of customer and other financial transactions on a continuous basis. As a result, we rely heavily on information systems to conduct our business and to process, record and monitor our transactions and those of our customers. Over time, we have increased substantially in size, scope and complexity. We have also seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulators regarding effective and safe systems operation. We expect these trends to continue for the foreseeable future. The need to ensure proper functioning and resiliency of these systems has become more challenging, and the costs involved in that effort are greater than ever.

The risks to these systems result from a variety of factors, both internal and external. In some cases, these factors relate to the potential for bad acts on the part of hackers, criminals, foreign governments or their agents, employees and others, and to some extent will be beyond our ability to prevent. In other cases, our systems could fail to operate as needed, including failures to prevent access in an unauthorized manner, due to factors such as design or performance issues, human error, unexpected transaction volumes or inadequate measures to protect against unauthorized access or transmissions. We are also at risk for the impact of natural or other disasters, terrorism, international hostilities and the like on our systems or for the effect of outages or other failures involving power, communications, or payment, clearing and settlement systems operated by others. In addition, we face a variety of types of cyber attacks, some of which are discussed in more detail below. Cyber attacks often include efforts to disrupt our ability to provide services or to gain access to, or destroy, confidential or proprietary company and customer information.

We rely on other companies for the provision of a broad range of products and services. Many of these products and services rely on information systems maintained by third parties or involve the use of such systems in connection with providing our products or services. In some cases, these other companies provide the infrastructure that supports communications, payment, clearing and settlement systems, or information processing and storage. These other companies are generally subject to many of the same risks we face with respect to our systems. To the extent we rely on these other companies, we could be adversely affected if they are impacted by system failures, cyber attacks or employee misconduct.

All of these types of events, whether resulting from cyber attacks or other internal or external sources, expose customer and other confidential information to security risks. They also

The PNC Financial Services Group, Inc. – Form 10-K  21

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

There have been other recent publicly announced cyber attacks that were not focused on gaining access to credit card or user credential information but instead sought access to a range of other types of confidential information including internal emails and other forms of customer financial information. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted or access is otherwise denied, accompanied by a demand for ransom to restore access to the data.

Other types of attacks in recent years have included distributed denial of service (DDoS) attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We (as well as other financial services companies) have been subject to such attacks.

To date, these types of attacks have not had a material financial impact on us, but attacks on others demonstrate the risks posed by new and evolving types of cyber attacks. We could suffer material financial and reputational losses in the future from any of these or other types of attacks.

Methods used by others to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including our inability to implement adequate preventive measures.

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

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to understand threats to us from a holistic perspective, and our ability to anticipate the

22    The PNC Financial Services Group, Inc. – Form 10-K

timing and nature of any such event that occurs. The adverse impact of natural and other disasters, terrorist activities, international hostilities and the like could be increased to the extent that there is a lack of preparedness on the part of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal, particularly those on which we depend, many of which we have little or no control over.

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

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread or results in financial losses to our customers. Possible adverse consequences include damage to our reputation or a loss of customer business. We also could face litigation or additional regulatory scrutiny, which in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a systems problem or security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, systems problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely broadly increase regulatory and customer concerns regarding the functioning, safety and security of such systems. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

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

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies we have acquired). In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for losses related to legal proceedings they face, including litigation and governmental investigations and inquiries, such as in connection with the sale of a business or assets by us. The results of these legal proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

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

The PNC Financial Services Group, Inc. – Form 10-K  23

anticipated cost savings and strategic gains, for example resulting from being able to offer product sets to a broader potential customer base) may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

Our ability to achieve anticipated results from acquisitions is often dependent also on the extent of credit losses in acquired loan portfolios and the extent of deposit attrition, which are, in part, related to the state of economic and financial markets.

Also, litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise, could impact the timing or realization of anticipated benefits to us.

Integration of an acquired company’s business and operations into PNC, including conversion of the acquired company’s different systems and procedures, may take longer or be more costly than originally anticipated or have unanticipated adverse results relating to the acquired company’s or our existing businesses. In some cases, acquisitions involve our entry into new businesses or new geographic or other markets, and these situations also present risks and uncertainties in instances where we may be inexperienced in these new areas.

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

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 8 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS
See the information set forth in Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable

24    The PNC Financial Services Group, Inc. – Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding each of our executive officers as of February 22, 2018 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
William S. Demchak	55	Chairman, President and Chief Executive Officer (b)	2002
Orlando C. Esposito	59	Executive Vice President	1988
Michael J. Hannon	61	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	49	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	58	Executive Vice President, General Counsel and Chief Administrative Officer	2013
Stacy M. Juchno	42	Executive Vice President and General Auditor	2009
Karen L. Larrimer	55	Executive Vice President, Chief Customer Officer and Head of Retail Banking	1995
Michael P. Lyons	47	Executive Vice President, Head of Corporate & Institutional Banking and Head of Asset Management Group	2011
E William Parsley, III	52	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	53	Executive Vice President and Chief Financial Officer	1987
Joseph E. Rockey	53	Executive Vice President and Chief Risk Officer	1999
Steven Van Wyk	59	Executive Vice President and Head of Technology and Innovation	2013
Gregory H. Kozich	54	Senior Vice President and Controller	2010

(a)	Where applicable, refers to year employed by predecessor company.

(b)
Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2018 annual meeting of shareholders. See Item 10 of this Report.

Orlando C. Esposito was appointed Executive Vice President in April 2013 and was head of PNC’s Asset Management Group from April 2013 until December 2017. He held numerous leadership positions within Corporate Banking from November 2006 to April 2013. Mr. Esposito has announced that he will retire in the spring of 2018.

Michael J. Hannon has served as Executive Vice President since February 2009. He has served as Chief Credit Officer since November 2001.

Vicki C. Henn has served as Executive Vice President and Chief Human Resources Officer of PNC since July 2014. Ms. Henn joined PNC in 1994 and has held numerous management positions. Prior to being named to her current position, Ms. Henn was responsible for Human Resources for Retail Banking.

Gregory B. Jordan joined PNC as Executive Vice President, General Counsel and Head of Regulatory and Government Affairs in October 2013. In February 2016, Mr. Jordan was also appointed Chief Administrative Officer. Prior to joining PNC, he served as the Global Managing Partner for the last 13 years of his 29 year tenure at Reed Smith LLP.

Stacy M. Juchno has served as Executive Vice President and General Auditor of PNC since April 2014. Ms. Juchno joined PNC in 2009 and previously served as Finance Governance and Oversight Director.

Karen L. Larrimer was appointed Executive Vice President in May 2013. Ms. Larrimer became head of PNC’s Retail Banking in 2016. She has also served as Chief Customer Officer since April 2014, prior to which she served as Chief Marketing Officer.

Michael P. Lyons has been an Executive Vice President since November 2011 and is head of PNC’s Corporate & Institutional Banking. Mr. Lyons assumed responsibility for PNC's Asset Management Group in January 2018.

E William Parsley, III has served as Executive Vice President since February 2009. In February 2018, Mr. Parsley was appointed Chief Operating Officer. Previously, he served as Treasurer and Chief Investment Officer since January 2004 and the head of Consumer Lending since the spring of 2016.

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

Steven Van Wyk joined PNC as Head of Technology and Operations in January 2013 and was appointed Head of Technology and Innovation in April 2017. From 2007 until joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING. He was appointed Executive Vice President of PNC in February 2013.

Gregory H. Kozich has served as Controller of PNC since 2011. He was appointed as Senior Vice President in November 2010.

The PNC Financial Services Group, Inc. – Form 10-K  25

DIRECTORS OF THE REGISTRANT
The name, age and principal occupation of each of our directors as of February 22, 2018 and the year he or she first became a director is set forth below:

•	Charles E. Bunch, 68, Retired Executive Chairman of PPG Industries, Inc. (coatings, sealants and glass products) (2007)

•	Debra A. Cafaro, 60, Chairman of the Board and Chief Executive Officer of Ventas, Inc. (real estate investment trust) (2017)

•	Marjorie Rodgers Cheshire, 49, President and Chief Operating Officer of A&R Development Corp. (real estate development company) (2014)

•	William S. Demchak, 55, Chairman, President and Chief Executive Officer of PNC (2013)

•	Andrew T. Feldstein, 53, Chief Executive Officer and Chief Investment Officer of BlueMountain Capital Management, LLC (asset management firm) (2013)

•	Daniel R. Hesse, 64, Retired President and Chief Executive Officer of Sprint Corporation (telecommunications) (2016)

•	Richard B. Kelson, 71, Chairman, President and Chief Executive Officer of ServCo LLC (strategic sourcing, supply chain management) (2002)

•	Linda R. Medler, 61, Retired Brigadier General, United States Air Force and President and Chief Executive Officer of L A Medler & Associates, LLC (cyber strategy consulting services) (2018)

•	Jane G. Pepper, 72, Retired President of the Pennsylvania Horticultural Society (non-profit) (1997)

•	Martin Pfinsgraff, 63, Former Senior Deputy Comptroller of the Office of the Comptroller of the Currency (federal agency) (2018)

•	Donald J. Shepard, 71, Retired Chairman of the Executive Board and Chief Executive Officer of AEGON N.V. (insurance) (2007)

•	Lorene K. Steffes, 72, Independent Business Advisor (executive, business management and technical expertise) (2000)

•	Dennis F. Strigl, 71, Retired President and Chief Operating Officer of Verizon Communications Inc. (telecommunications) (2001)

•	Michael J. Ward, 67, Retired Chairman and Chief Executive Officer of CSX Corporation (railroads, transportation) (2016)

•	Gregory D. Wasson, 59, Retired President and Chief Executive Officer of Walgreens Boots Alliance (pharmacy, health and wellbeing enterprise) (2015)

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 16, 2018, there were 57,157 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve and our primary bank regulators as part of the Comprehensive Capital Analysis and Review (CCAR) process as described in the Supervision and Regulation section in Item 1 of this Report.

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

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2017 in the table (with introductory paragraph and notes) in Item 12 of this Report.

26    The PNC Financial Services Group, Inc. – Form 10-K

Our stock transfer agent and registrar is:
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.
(a)(2)    None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2017 are included in the following table:
In thousands, except per share data

2017 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	1,092	$135.97	1,065	43,308
November 1 – 30	1,159	$134.65	1,159	42,149
December 1 – 31	1,512	$144.56	1,512	40,637
Total	3,763	$139.01

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

(b)
On March 11 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2017, we announced share repurchase programs of up to $2.7 billion for the four quarter period beginning with the third quarter of 2017, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2017 capital plan. In the fourth quarter of 2017,we repurchased 3.7 million shares of common stock on the open market, with an average price of $139.05 per share and an aggregate repurchase price of $.5 billion. See the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for more information on the share repurchase programs for the period July 1, 2017 through June 30, 2018 included in the 2017 capital plan accepted by the Federal Reserve.

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2017, as compared with: (1) a selected peer group as set forth below and referred to as the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested on January 1, 2013 for the five-year period and that any dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2012 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2012	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017
PNC	$100	$136.45	$164.18	$175.35	$220.56	$277.82	22.67%
S&P 500 Index	$100	$132.37	$150.48	$152.55	$170.78	$208.05	15.78%
S&P 500 Banks	$100	$135.72	$156.78	$158.10	$196.54	$240.87	19.22%
Peer Group	$100	$135.48	$151.18	$145.75	$197.16	$238.65	19.00%

The Peer Group for the preceding chart and table consists of the following companies: Bank of America Corporation; BB&T Corporation; Capital One Financial Corporation; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; SunTrust Banks, Inc.; The PNC Financial Services Group, Inc.; U.S. Bancorp; and Wells Fargo & Company. This Peer Group was approved for 2017 by the Board of Directors’s Personnel and Compensation Committee. Such Committee has approved a peer group of thirteen for 2018, consisting of all the companies in the 2017 Peer Group and Citizens Financial Group, Inc.

The PNC Financial Services Group, Inc. – Form 10-K  27

Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2012 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

In accordance with the rules of the SEC, this section, captioned “Common Stock Performance Graph,” is not incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Common Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year ended December 31
Dollars in millions, except per share data	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$10,814	$9,652	$9,323	$9,431	$10,007
Interest expense	1,706	1,261	1,045	906	860
Net interest income	9,108	8,391	8,278	8,525	9,147
Noninterest income	7,221	6,771	6,947	6,850	6,865
Total revenue	16,329	15,162	15,225	15,375	16,012
Provision for credit losses	441	433	255	273	643
Noninterest expense	10,398	9,476	9,463	9,488	9,681
Income before income taxes and noncontrolling interests	5,490	5,253	5,507	5,614	5,688
Income taxes	102	1,268	1,364	1,407	1,476
Net income	5,388	3,985	4,143	4,207	4,212
Less: Net income attributable to noncontrolling interests	50	82	37	23	11
Preferred stock dividends	236	209	220	232	237
Preferred stock discount accretion and redemptions	26	6	5	5	12
Net income attributable to common shareholders	$5,076	$3,688	$3,881	$3,947	$3,952
Per Common Share
Basic earnings	$10.49	$7.42	$7.52	$7.44	$7.45
Diluted earnings	$10.36	$7.30	$7.39	$7.30	$7.36
Book value	$91.94	$85.94	$81.84	$77.61	$72.07
Cash dividends declared	$2.60	$2.12	$2.01	$1.88	$1.72
Effective tax rate (a)	1.9%	24.1%	24.8%	25.1%	25.9%

(a)
The effective tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. The full year 2017 results benefited from the new federal tax legislation. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See the Critical Accounting Estimates and Judgments section in Item 7 of this Report for additional details.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.
This Selected Financial Data should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

28    The PNC Financial Services Group, Inc. – Form 10-K

	At or for the year ended December 31
Dollars in millions, except as noted	2017	2016	2015	2014	2013
Balance Sheet Highlights
Assets	$380,768	$366,380	$358,493	$345,072	$320,192
Loans (a)	$220,458	$210,833	$206,696	$204,817	$195,613
Allowance for loan and lease losses	$2,611	$2,589	$2,727	$3,331	$3,609
Interest-earning deposits with banks (b)	$28,595	$25,711	$30,546	$31,779	$12,135
Investment securities	$76,131	$75,947	$70,528	$55,823	$60,294
Loans held for sale (a)	$2,655	$2,504	$1,540	$2,262	$2,255
Equity investments (c)	$11,392	$10,728	$10,587	$10,728	$10,560
Mortgage servicing rights	$1,832	$1,758	$1,589	$1,351	$1,636
Goodwill	$9,173	$9,103	$9,103	$9,103	$9,074
Other assets (a)	$27,894	$27,506	$26,566	$28,180	$28,191
Noninterest-bearing deposits	$79,864	$80,230	$79,435	$73,479	$70,306
Interest-bearing deposits	$185,189	$176,934	$169,567	$158,755	$150,625
Total deposits	$265,053	$257,164	$249,002	$232,234	$220,931
Borrowed funds (a) (d)	$59,088	$52,706	$54,532	$56,768	$46,105
Total shareholders’ equity	$47,513	$45,699	$44,710	$44,551	$42,334
Common shareholders’ equity	$43,530	$41,723	$41,258	$40,605	$38,392
Accumulated other comprehensive income (loss)	$(148)	$(265)	$130	$503	$436
Period-end common shares outstanding (millions)	473	485	504	523	533
Client Investment Assets (billions)
Discretionary client assets under management	$151	$137	$134	$135	$127
Nondiscretionary client assets under administration	131	120	119	123	116
Total client assets under administration (e)	282	257	253	258	243
Brokerage account client assets	49	44	43	43	41
Total	$331	$301	$296	$301	$284
Selected Ratios
Net interest margin (f)	2.87%	2.73%	2.74%	3.08%	3.57%
Noninterest income to total revenue	44%	45%	46%	45%	43%
Efficiency	64%	62%	62%	62%	60%
Return on
Average common shareholders’ equity (g)	12.09%	8.85%	9.50%	9.91%	10.85%
Average assets (g)	1.45%	1.10%	1.17%	1.28%	1.38%
Loans to deposits	83%	82%	83%	88%	89%
Dividend payout	24.7%	29.0%	27.0%	25.3%	23.1%
Transitional Basel III common equity Tier 1 capital ratio (h) (i) (j)	10.4%	10.6%	10.6%	10.9%	N/A
Transitional Basel III Tier 1 risk-based capital ratio (h) (i) (j)	11.6%	12.0%	12.0%	12.6%	N/A
Pro forma fully phased-in Basel III common equity Tier 1 capital ratio (Non-GAAP) (i) (j) (k)	9.8%	10.0%	10.0%	10.0%	9.4%
Basel I Tier 1 common capital ratio (j)	N/A	N/A	N/A	N/A	10.5%
Basel I Tier 1 risk-based capital ratio (j)	N/A	N/A	N/A	N/A	12.4%
Common shareholders’ equity to total assets	11.4%	11.4%	11.5%	11.8%	12.0%
Average common shareholders’ equity to average assets	11.3%	11.5%	11.5%	12.1%	11.9%
Selected Statistics
Employees	52,906	52,006	52,513	53,587	54,433
Retail Banking branches	2,459	2,520	2,616	2,697	2,714
ATMs	9,051	9,024	8,956	8,605	7,445

(a)	Includes assets and liabilities for which we have elected the fair value option. See the Consolidated Balance Sheet and Note 6 Fair Value in Item 8 of this Report for additional information.

(b)
Includes balances held with the Federal Reserve Bank of Cleveland of $28.3 billion, $25.1 billion, $30.0 billion, $31.4 billion and $11.7 billion as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(c)	Includes our equity interest in BlackRock.

(d)
Includes long-term borrowings of $43.1 billion, $38.3 billion, $43.6 billion, $41.5 billion and $27.6 billion for 2017, 2016, 2015, 2014 and 2013, respectively. Borrowings which mature more than one year after December 31, 2017 are considered to be long-term.

(e)
As a result of certain investment advisory services performed by one of our registered investment advisors, certain assets were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. Prior periods were adjusted to remove amounts previously included in nondiscretionary assets under administration of approximately $9 billion, $6 billion, $5 billion and $4 billion at December 31, 2016, 2015, 2014 and 2013, respectively.

(f)
Calculated as taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income Statistical Information (Unaudited) in Item 8 of this Report.

(g)
The full year 2017 results benefited from the new federal tax legislation. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See the Critical Accounting Estimates and Judgments section in Item 7 of this Report for additional details.

(h)	Calculated using the regulatory capital methodology applicable to us during each period presented.

(i)
See capital ratios discussion in the Supervision and Regulation section of Item 1 and in the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for additional discussion on these capital ratios.

(j)	See additional information on the pro forma ratios, Transitional Basel III ratios and the Basel I ratios in the Statistical Information (Unaudited) section in Item 8 of this Report.

(k)
The pro forma ratios for all periods presented were calculated under the standardized approach. The 2013 ratio has not been updated to reflect the first quarter 2014 adoption of ASU 2014-01 related to investments in low income housing tax credits.

The PNC Financial Services Group, Inc. – Form 10-K  29

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
EXECUTIVE SUMMARY

Key Strategic Goals
At PNC we manage our company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. We continue to invest in our products and services, and markets and brand, and embrace our commitments to our customers, shareholders, employees and the communities where we do business.

We strive to expand and deepen customer relationships by offering a broad range of deposit, credit and fee-based products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial well-being. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

We are focused on our strategic priorities, which are designed to enhance value over the long term, and consist of:

•	Expanding our leading banking franchise to new markets and digital platforms;

•	Deepening customer relationships by delivering a superior banking experience and financial solutions; and

•	Leveraging technology to innovate and enhance products, services, security and processes.

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

Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	Global and domestic economic conditions, including the continuity, speed and stamina of the current U.S. economic expansion;

•	The monetary policy actions and statements of the Federal Reserve and the Federal Open Market Committee (FOMC);

•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve;

•	The functioning and other performance of, and availability of liquidity in, the capital and other financial markets;

•	Changes in the competitive and regulatory landscape;

•	The impact of legislative, regulatory and administrative initiatives and actions;

•	The impact of market credit spreads on asset valuations;

•	The ability of customers, counterparties and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality;

•	Loan demand, utilization of credit commitments and standby letters of credit; and

•	The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives, including newly enacted federal tax legislation.

In addition, our success will depend upon, among other things:

•	Effectively managing capital and liquidity including:

•	Continuing to maintain and grow our deposit base as a low-cost stable funding source;

•	Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards; and

•	Actions we take within the capital and other financial markets.

•	Management of credit risk in our portfolio;

•	Execution of our strategic priorities;

•	Our ability to manage and implement strategic business objectives within the changing regulatory environment;

•	The impact of legal and regulatory-related contingencies; and

•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

30    The PNC Financial Services Group, Inc. – Form 10-K

Income Statement Highlights
Net income for 2017 was $5.4 billion, or $10.36 per diluted common share, an increase of 35% compared to $4.0 billion, or $7.30 per diluted common share, for 2016.

•	Total revenue increased $1.2 billion, or 8%, to $16.3 billion.

•	Net interest income increased $717 million, or 9%, to $9.1 billion.

•	Net interest margin increased to 2.87% for 2017 compared to 2.73% for 2016.

•	Noninterest income increased $450 million, or 7%, to $7.2 billion.

•	Provision for credit losses was $441 million in 2017 compared to $433 million for 2016.

•	Noninterest expense increased $922 million, or 10%, to $10.4 billion.

•	Income tax expense decreased to $102 million in 2017 compared to $1.3 billion in 2016.

PNC’s full year and fourth quarter 2017 reported net income and earnings per share benefited from the new federal tax legislation, the Tax Cuts and Jobs Act, and were also impacted by other significant items, described in more detail below:

•	Total revenue - increase of $28 million.

•	Net interest income - decrease of $26 million due to the impact of tax legislation on leveraged leases.

•	Noninterest income - increase of $54 million consisting of :

•	$254 million increase in asset management noninterest income as a result of the flow through impact of tax legislation from our equity investment in BlackRock.

•	$119 million increase in other noninterest income for appreciation of BlackRock common stock contributed to the PNC Foundation.

•
Negative fair value adjustments in the fourth quarter of 2017 of $248 million in other noninterest income related to Visa Class B derivatives and $71 million in residential mortgage noninterest income for servicing rights assumption updates.

•	Noninterest expense - increase of $502 million consisting of:

•	$200 million contribution of BlackRock common stock to the PNC Foundation.

•	$197 million of charges for real estate dispositions and exits.

•	$105 million for employee cash payments and pension account credits.

•
Income tax expense - benefit of $1.2 billion from tax legislation primarily attributable to revaluation of net deferred tax liabilities and $230 million from the tax effect of the aforementioned other significant items.

For additional detail, please see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at December 31, 2017. Compared to December 31, 2016:

•	Total loans increased $9.6 billion, or 5%, to $220.5 billion.

•	Total commercial lending grew $9.5 billion, or 7%.

•	Total consumer lending increased $.1 billion.

•	Total deposits increased $7.9 billion, or 3%, to $265.1 billion.

•	Investment securities increased $.2 billion to $76.1 billion.

•	Interest earning deposits with banks, primarily with the Federal Reserve Bank, increased $2.9 billion, or 11%, to $28.6 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
Overall credit quality remained stable in 2017 compared to 2016.

•	Nonperforming assets decreased $339 million, or 14%, to $2.0 billion at December 31, 2017 compared to December 31, 2016.

•	Overall loan delinquencies of $1.5 billion at December 31, 2017 decreased $56 million, or 4%, compared to December 31, 2016.

•	Net charge-offs of $457 million in 2017 decreased compared to net charge-offs of $543 million for 2016.

•	The allowance for loan and lease losses to total loans was 1.18% at December 31, 2017 compared to 1.23% at December 31, 2016.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights
We maintained a strong capital position during 2017 and continued to return capital to shareholders.

•	The Transitional Basel III common equity Tier 1 capital ratio was 10.4% at December 31, 2017 compared to 10.6% at December 31, 2016.

•
Pro forma fully phased-in Basel III common equity Tier 1 capital ratio, a non-GAAP financial measure, was an estimated 9.8% at December 31, 2017 compared to 10.0% at December 31, 2016 based on the standardized approach rules.

•	For the full year 2017, we returned $3.6 billion of capital to shareholders through repurchases of 18.6 million common shares for $2.3 billion and dividends on common shares of $1.3 billion.

•	Common shareholders’ equity increased to $43.5 billion at December 31, 2017 compared to $41.7 billion at December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-K  31

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2017 capital and liquidity actions as well as our capital ratios.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that U.S. economic growth will accelerate somewhat in 2018, in light of the recently passed corporate and personal income tax cuts that are expected to support business investment and consumer spending, respectively. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; PNC’s baseline forecast is for three increases in the federal funds rate in 2018, pushing the rate to a range of 2.00 to 2.25 percent by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more, but at a slower pace than short-term rates, so we anticipate the yield curve will flatten but not invert. See the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

Our outlook for certain financial information for full year and first quarter 2018 is compared to full year and fourth quarter 2017 results as adjusted for the tax legislation and significant items described in the Income Statement Highlights section of this Executive Summary. For additional information on financial results for the fourth quarter of 2017, see the Selected Quarterly Financial Data section in the Statistical Information (Unaudited) section of Item 8 of this Report.

For full year 2018 compared to full year 2017 on an adjusted basis, we expect:

•	Loan growth to be up mid-single digits, on a percentage basis;

•	Revenue to increase mid-single digits, on a percentage basis;

•	Noninterest expense to increase by low-single digits, on a percentage basis; and

•	The effective tax rate to be approximately 17%.

For the first quarter of 2018 compared to the fourth quarter of 2017 on an adjusted basis, we expect:

•	Modest loan growth;

•	Stable net interest income;

•
Fee income to decrease by low mid-single digits, on a percentage basis, mainly attributable to lower first quarter client activity and elevated fourth quarter fees. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Other noninterest income to be between $250 million and $300 million;

•	Provision for credit losses to be between $100 million and $150 million; and

•	Noninterest expense to decrease by low-single digits, on a percentage basis.

32    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2017 was $5.4 billion, or $10.36 per diluted common share, an increase of 35% compared with $4.0 billion, or $7.30 per diluted common share, for 2016. Higher net income was driven by an 8% increase in total revenue and a tax benefit from the new federal tax legislation, partially offset by a 10% increase in noninterest expense. Revenue growth resulted from a 9% increase in net interest income and a 7% increase in noninterest income.

Net Interest Income
Table 1: Summarized Average Balances and Net Interest Income (a)

	2017			2016
Year Ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$75,057	2.74%	$2,059	$72,046	2.62%	$1,889
Loans	217,271	3.86%	8,390	208,817	3.61%	7,543
Interest-earning deposits with banks	24,043	1.11%	267	26,328.52%		136
Other	8,983	3.48%	313	7,843	3.56%	279
Total interest-earning assets/interest income	$325,354	3.39%	11,029	$315,034	3.13%	9,847
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$179,447.35%		623	$172,764.25%		430
Borrowed funds	56,889	1.90%	1,083	52,939	1.57%	831
Total interest-bearing liabilities/interest expense	$236,336.72%		1,706	$225,703.56%		1,261
Net interest income/margin (Non-GAAP)		2.87%	9,323		2.73%	8,586
Taxable-equivalent adjustments			(215)			(195)
Net interest income (GAAP)			$9,108			$8,391

(a)
Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Reconciliation of Taxable-Equivalent Net Interest Income in the Statistical Information (Unaudited) section in Item 8 of this Report.

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

Net interest income increased $717 million, or 9%, in 2017 compared with 2016 due to increases in loan and securities balances and yields, partially offset by an increase in borrowing and deposit costs. Net interest margin increased largely reflecting the benefit to loans and securities yields from higher interest rates in 2017.

Average investment securities increased $3.0 billion, or 4%, reflecting net purchases of U.S. Treasury and government agency securities of $2.9 billion and agency residential mortgage-backed securities of $2.8 billion, partially offset by declines in average commercial mortgage-backed securities of $1.6 billion and non-agency residential mortgage-backed securities of $.8 billion. Total investment securities were 23% of average interest-earning assets in both 2017 and 2016.

Average loans grew by $8.5 billion, or 4%, reflecting an increase in average commercial lending of $8.4 billion driven by broad-based growth in our Corporate Banking, Real Estate, Equipment Finance and Business Credit businesses in our Commercial & Institutional Banking segment. Growth in Equipment Finance included the impact of the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases in the second quarter of 2017. Average consumer lending increased $.1 billion in the comparison, as growth in average residential real estate, automobile and credit card loans was substantially offset by declines in average home equity and education loans. These declines reflected run-off in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans. Average loans represented 67% of average interest-earning assets in 2017 compared to 66% in 2016.

Average total deposits increased $7.2 billion, or 3%, primarily due to growth in average interest-bearing deposits of $6.7 billion, or 4%, driven by higher average savings deposits of $13.1 billion. This increase reflected a shift, in part, to relationship-based savings products from money market deposits, which decreased $9.2 billion. Additionally, average interest-bearing demand deposits grew $4.3 billion, mainly

The PNC Financial Services Group, Inc. – Form 10-K  33

attributable to the higher interest rate environment and customer growth. Average interest-bearing deposits represented 76% of average interest-bearing liabilities in 2017 compared to 77% in 2016.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 2: Noninterest Income

Year ended December 31			Change
Dollars in millions	2017	2016	$	%
Noninterest income
Asset management	$1,942	$1,521	$421	28%
Consumer services	1,415	1,388	27	2%
Corporate services	1,621	1,504	117	8%
Residential mortgage	350	567	(217)	(38)%
Service charges on deposits	695	667	28	4%
Other	1,198	1,124	74	7%
Total noninterest income	$7,221	$6,771	$450	7%

Noninterest income as a percentage of total revenue was 44% for 2017 and 45% for 2016.

Asset management revenue increased reflecting higher earnings from our equity investment in BlackRock, including a $254 million flow through impact of the new federal tax legislation on our equity investment. Additionally, the impact of stronger equity markets contributed to the increase. Discretionary client assets under management in our Asset Management Group segment increased to $151 billion at December 31, 2017 compared with $137 billion at December 31, 2016, primarily attributable to higher equity markets.

Growth in consumer service fees was primarily due to a $25 million increase in credit card fees, net of rewards, and debit card fees, which reflected continued momentum in customer activity in both transaction trends and customer growth. In addition, brokerage fees increased $17 million, driven by higher brokerage assets under management. These increases were partially offset by individually insignificant items.

Corporate services revenue reflected broad based growth, including higher merger and acquisition (M&A) advisory fees of $65 million and an increase in loan syndication and agency fees of $28 million, both of which reflected continued momentum in the M&A market. Higher treasury management revenue also contributed to the increase in corporate services revenue.

Lower residential mortgage revenue reflected a decline of $122 million in residential mortgage servicing rights valuation, net of economic hedge, which included a $71 million negative adjustment for mortgage servicing rights fair value assumption updates in the fourth quarter of 2017. In addition, the decrease reflected lower loan sales revenue of

$85 million, which was driven by lower origination volume and compressed pricing margins.

Higher service charges on deposits reflected net growth of $30 million related to fee income on personal deposit accounts, reflecting higher levels of customer activity.

The increase in other noninterest income included higher revenue from private equity investments of $172 million and $119 million for the appreciation of BlackRock common stock used to fund PNC's fourth quarter 2017 contribution to the PNC Foundation. The increase in revenue from private equity investments reflected positive impacts from valuation adjustments on equity investments subject to the Volcker Rule provision of Dodd-Frank. Additionally, operating lease income increased related to the commercial and vendor finance business acquired in the second quarter of 2017.

These increases were largely offset by the impact of negative derivative fair value adjustments related to Visa Class B common shares of $280 million in 2017, including $248 million in the fourth quarter primarily related to the extension of anticipated timing of litigation resolution. Derivative fair value adjustments relate to swap agreements with purchasers of Visa shares in connection with all prior sales to date. In 2016, gains on sales of Visa Class B common shares, net of derivative fair value adjustments, were $32 million.

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

Effective for the first quarter of 2018, and as a result of the commercial and vendor finance business we acquired in the second quarter of 2017, we intend to classify operating lease income as corporate services noninterest income on the Consolidated Income Statement. In 2017 and prior years, this revenue was classified as other noninterest income, and these periods will be reclassified to reflect this change.

Provision for Credit Losses
Overall credit quality remained stable in 2017. The provision for credit losses was $441 million compared to $433 million in 2016. The provision for 2017 reflected loan growth, including an initial provision for the loan and lease portfolio obtained through the business acquired in the second quarter of 2017, mostly offset by lower provisions in the oil, gas and coal sectors.

34    The PNC Financial Services Group, Inc. – Form 10-K

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense
Table 3: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2017	2016	$	%
Noninterest expense
Personnel	$5,224	$4,841	$383	8%
Occupancy	868	861	7	1%
Equipment	1,065	974	91	9%
Marketing	244	247	(3)	(1)%
Other	2,997	2,553	444	17%
Total noninterest expense	$10,398	$9,476	$922	10%

Noninterest expense increased reflecting higher levels of business activity and ongoing investments in technology and business infrastructure. The increase in personnel expense also included the fourth quarter 2017 announcement of employee cash payments and pension account credits totaling $105 million. In addition, charges for real estate dispositions and exits, including data centers, totaled $197 million in the fourth quarter of 2017, primarily within other noninterest expense.

Other noninterest expense for 2017 included the fourth quarter $200 million contribution of BlackRock common stock to the PNC Foundation. Contributions to the PNC Foundation in 2016 were $75 million.

During 2017, we completed actions and achieved our 2017 continuous improvement program savings goal of $350 million, which funded a significant portion of our business and technology investments, including our Retail branch strategy, enhanced digital capabilities and our home lending transformation. In 2018, we have a goal of $250 million in cost savings through our continuous improvement program, which we expect will partially fund our ongoing business and technology investments.

Effective Income Tax Rate
An income tax benefit of $1.2 billion was recorded in the fourth quarter of 2017 related to the new tax legislation and was primarily attributable to the revaluation of net deferred tax liabilities at the lower statutory tax rate of 21%. As a result, the effective income tax rate for 2017 was 1.9% compared with 24.1% for 2016. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See the Critical Accounting Estimates and Judgments section in this Item 7 for additional details.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low income housing and new markets investments, as well as earnings in other tax exempt investments.

Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 17 Income Taxes in the Notes To Consolidated Financial Statements included in this Report.
CONSOLIDATED BALANCE SHEET REVIEW
Table 4: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2017	2016	$	%
Assets
Interest-earning deposits with banks	$28,595	$25,711	$2,884	11%
Loans held for sale	2,655	2,504	151	6%
Investment securities	76,131	75,947	184	—
Loans	220,458	210,833	9,625	5%
Allowance for loan and lease losses	(2,611)	(2,589)	(22)	(1)%
Mortgage servicing rights	1,832	1,758	74	4%
Goodwill	9,173	9,103	70	1%
Other, net	44,535	43,113	1,422	3%
Total assets	$380,768	$366,380	$14,388	4%
Liabilities
Deposits	$265,053	$257,164	$7,889	3%
Borrowed funds	59,088	52,706	6,382	12%
Other	9,042	9,656	(614)	(6)%
Total liabilities	333,183	319,526	13,657	4%
Equity
Total shareholders’ equity	47,513	45,699	1,814	4%
Noncontrolling interests	72	1,155	(1,083)	(94)%
Total equity	47,585	46,854	731	2%
Total liabilities and equity	$380,768	$366,380	$14,388	4%

The PNC Financial Services Group, Inc. – Form 10-K  35

The summarized balance sheet data in Table 4 is based upon our Consolidated Balance Sheet in Item 8 of this Report.
Our balance sheet grew compared to December 31, 2016 and we had strong liquidity and capital positions at December 31, 2017.

•	Total assets increased driven by strong loan growth and higher interest-earning deposits with banks;

•	Total liabilities increased due to deposit growth and higher borrowed funds;

•
Total equity increased due to higher retained earnings driven by net income, partially offset by common share repurchases and a decline in noncontrolling interests related to the redemption of Perpetual Trust Securities in the first quarter of 2017.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 18 Regulatory Matters in our Notes To Consolidated Financial Statements included in this Report.

Loans
Table 5: Loans

	December 31	December 31	Change
Dollars in millions	2017	2016	$	%
Commercial lending
Commercial	$110,527	$101,364	$9,163	9%
Commercial real estate	28,978	29,010	(32)	—
Equipment lease financing	7,934	7,581	353	5%
Total commercial lending	147,439	137,955	9,484	7%
Consumer lending
Home equity	28,364	29,949	(1,585)	(5)%
Residential real estate	17,212	15,598	1,614	10%
Credit card	5,699	5,282	417	8%
Other consumer
Automobile	12,880	12,380	500	4%
Education	4,454	5,159	(705)	(14)%
Other	4,410	4,510	(100)	(2)%
Total consumer lending	73,019	72,878	141	—
Total loans	$220,458	$210,833	$9,625	5%

Commercial loans increased $9.2 billion, or 9%, reflecting broad based growth across our lending businesses, including Corporate Banking, Business Credit and Equipment Finance within our Corporate & Institutional Banking segment.

In Corporate Banking, commercial loans increased $3.9 billion, or 8%, largely due to increased lending related to M&A activity and strong growth in middle market lending. In Business Credit, new originations and higher utilization resulted in an increase of $2.0 billion, or 14%, in the comparison.
Additionally, commercial loans and equipment lease financing loans increased as a result of new production in the Equipment Finance business, as well as the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases during the second quarter of 2017.
For commercial loans by industry and commercial real estate loans by geography, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.
Growth in consumer lending balances was driven by higher residential real estate, automobile and credit card loans, partially offset by lower home equity and education loans.
Residential real estate loans increased as a result of growth in originations of nonconforming residential mortgage loans, both nationwide and within our branch network. Nonconforming residential mortgage loans are those with loan amounts above government agency standards for conforming loan amount limits.
Automobile loans grew in part due to continued expansion in our Southeast markets. Higher credit card balances reflected an increase in new accounts, due in part to the introduction of a new credit card product, as well as higher purchase volume. Decreases in home equity and education loans included the continued runoff in our non-strategic brokered home equity and government guaranteed education loan portfolios. The decline in home equity also reflected decreases due to paydowns and payoffs exceeding new originated volume. For information on home equity and residential real estate loans, including by geography, and automobile loans, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.
For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section in this Item 7 and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in Item 8 of this Report.

36    The PNC Financial Services Group, Inc. – Form 10-K

Investment Securities
Table 6: Investment Securities

	December 31, 2017		December 31, 2016		Ratings (a) As of December 31, 2017
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$15,173	$15,286	$13,627	$13,714	100%
Agency residential mortgage-backed	40,037	39,847	37,319	37,109	100%
Non-agency residential mortgage-backed	2,610	2,932	3,382	3,564	11%		3%	77%	9%
Agency commercial mortgage-backed	2,367	2,315	3,053	3,046	100%
Non-agency commercial mortgage-backed (b)	3,141	3,161	4,590	4,602	81%	6%			13%
Asset-backed (c)	5,531	5,598	6,496	6,524	86%	3%	5%	6%
Other debt (d)	6,279	6,459	6,679	6,810	75%	15%	7%	1%	2%
Other	587	585	603	601					100%
Total investment securities (e)	$75,725	$76,183	$75,749	$75,970	92%	2%	1%	3%	2%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Investment securities increased $.2 billion at December 31, 2017 compared to December 31, 2016. Growth in investment securities was driven by net purchases of agency residential mortgage-backed securities of $2.7 billion and U.S. Treasury and government agencies securities of $1.6 billion, partially offset by declines in commercial mortgage-backed securities of $2.2 billion, asset-backed securities of $.9 billion and non-agency residential mortgage-backed securities of $.6 billion.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering LCR and other internal and external guidelines and constraints.

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

The duration of investment securities was 3.2 years at December 31, 2017. We estimate that at December 31, 2017 the effective duration of investment securities was 3.4 years for an immediate 50 basis points parallel increase in interest rates and 3.0 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2016 for the effective duration of investment securities were 3.1 years and 2.9 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.2 years at December 31, 2017 compared to 5.0 years at December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-K  37

Table 7: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

December 31, 2017	Years
Agency residential mortgage-backed	5.8
Non-agency residential mortgage-backed	6.0
Agency commercial mortgage-backed	3.6
Non-agency commercial mortgage-backed	3.5
Asset-backed	2.5
Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 8: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2017	2016	$	%
Deposits
Noninterest-bearing	$79,864	$80,230	$(366)	—
Interest-bearing
Money market	59,735	63,946	(4,211)	(7)%
Demand	61,213	58,472	2,741	5%
Savings	46,980	36,956	10,024	27%
Time deposits	17,261	17,560	(299)	(2)%
Total deposits	265,053	257,164	7,889	3%
Borrowed funds
FHLB borrowings	21,037	17,549	3,488	20%
Bank notes and senior debt	28,062	22,972	5,090	22%
Subordinated debt	5,200	8,009	(2,809)	(35)%
Other	4,789	4,176	613	15%
Total borrowed funds	59,088	52,706	6,382	12%
Total funding sources	$324,141	$309,870	$14,271	5%

Growth in savings deposits reflected, in part, a shift from consumer money market to relationship-based savings products. Money market deposits declined due to the shift to savings products, which was partially offset by growth of $3.5 billion in commercial interest-bearing money market deposits. Interest-bearing demand deposits reflected growth in consumer deposits of $1.7 billion and higher commercial deposits of $1.0 billion.

Growth in both bank notes and senior debt and FHLB borrowings were driven by new issuances outpacing maturities and calls. These increases were partially offset by subordinated debt maturities.

The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2017 capital and liquidity activities.

Shareholders’ Equity
Total shareholders’ equity was $47.5 billion at December 31, 2017, an increase of $1.8 billion compared to December 31, 2016. Higher retained earnings, which reflected net income of $5.4 billion reduced by $1.5 billion of common and preferred dividends, was partially offset by common share repurchases of $2.3 billion.

Common shares outstanding were 473 million and 485 million at December 31, 2017, and December 31, 2016, respectively, as repurchases of 18.6 million shares during 2017 were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.

38    The PNC Financial Services Group, Inc. – Form 10-K

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

All prior periods presented were revised to conform to the new segment alignment and to our change in internal funds transfer pricing methodology.

Business segment results and a description of each business are included in Note 22 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 22, primarily due to the presentation in this Item 7 of business net interest revenue on a taxable-equivalent basis. Note 22 presents results of businesses for 2017, 2016 and 2015.

Our business segment results reflect the allocation of the impact of the new tax legislation to our business segments, primarily the revaluation of the net deferred tax positions allocated to the segments. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See the Critical Accounting Estimates and Judgments section in this Item 7 for additional details.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, integration costs, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

The PNC Financial Services Group, Inc. – Form 10-K  39

Retail Banking
(Unaudited)

Table 9: Retail Banking Table

Year ended December 31			Change
Dollars in millions, except as noted	2017	2016	$	%
Net interest income	$4,626	$4,511	$115	3%
Noninterest income	2,236	2,693	(457)	(17)%
Total revenue	6,862	7,204	(342)	(5)%
Provision for credit losses	347	297	50	17%
Noninterest expense	5,451	5,291	160	3%
Pretax earnings	1,064	1,616	(552)	(34)%
Income taxes	534	593	(59)	(10)%
Earnings	$530	$1,023	$(493)	(48)%
AVERAGE BALANCE SHEET
Loans held for sale	$799	$942	$(143)	(15)%
Loans
Consumer
Home equity	$25,278	$26,204	$(926)	(4)%
Automobile	12,407	11,248	1,159	10%
Education	4,832	5,562	(730)	(13)%
Credit cards	5,248	4,889	359	7%
Other	1,773	1,789	(16)	(1)%
Total consumer	49,538	49,692	(154)	—
Commercial and commercial real estate	10,767	11,410	(643)	(6)%
Residential mortgage	12,238	10,682	1,556	15%
Total loans	$72,543	$71,784	$759	1%
Total assets	$88,663	$85,871	$2,792	3%
Deposits
Noninterest-bearing demand	$29,788	$28,364	$1,424	5%
Interest-bearing demand	40,958	38,584	2,374	6%
Money market	36,592	44,855	(8,263)	(18)%
Savings	38,802	27,340	11,462	42%
Certificates of deposit	13,135	14,770	(1,635)	(11)%
Total deposits	$159,275	$153,913	$5,362	3%
PERFORMANCE RATIOS
Return on average assets	.60%	1.19%
Noninterest income to total revenue	33%	37%
Efficiency	79%	73%
40    The PNC Financial Services Group, Inc. – Form 10-K

Year ended December 31			Change
Dollars in millions, except as noted	2017	2016	$	%
SUPPLEMENTAL NONINTEREST INCOME INFORMATION
Consumer services	$1,079	$1,061	$18	2%
Brokerage	$312	$295	$17	6%
Residential mortgage	$350	$567	$(217)	(38)%
Service charges on deposits	$668	$639	$29	5%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$127	$125	$2	2%
Serviced portfolio acquisitions	$19	$19	—	—
MSR asset value (b)	$1.2	$1.2	—	—
MSR capitalization value (in basis points) (b)	92	94	(2)	(2)%
Servicing income: (in millions)
Servicing fees, net (c)	$187	$192	$(5)	(3)%
Mortgage servicing rights valuation, net of economic hedge	$(30)	$92	$(122)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$9.0	$10.6	$(1.6)	(15)%
Loan sale margin percentage	2.80%	3.17%
Percentage of originations represented by:
Purchase volume (d)	53%	40%
Refinance volume	47%	60%
OTHER INFORMATION (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	53%	49%
Digital consumer customers (f)	62%	58%
Credit-related statistics
Nonperforming assets (g)	$1,129	$1,257	$(128)	(10)%
Net charge-offs	$371	$351	$20	6%
Other statistics
ATMs	9,051	9,024	27	—
Branches (h)	2,459	2,520	(61)	(2)%
Brokerage account client assets (in billions) (i)	$49	$44	$5	11%
* - Not Meaningful

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of December 31, except for customer-related statistics, which are averages for the year ended, and net charge-offs, which are for the year ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion and $1.2 billion at December 31, 2017 and December 31, 2016, respectively.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $530 million in 2017 compared with $1.0 billion in 2016. The decrease in earnings was driven by lower noninterest income, increased noninterest expense and income tax expense, which reflected the impact of new federal tax legislation, partially offset by higher net interest income.

Net interest income increased due to higher interest rate spread on the value of deposits and increases in deposit balances, partially offset by interest rate spread compression on the value of loans.

Noninterest income declined in the comparison due to negative derivative fair value adjustments related to Visa Class B common shares of $280 million in 2017, including $248 million in the fourth quarter primarily related to the extension of anticipated timing of litigation resolution. Derivative fair value adjustments relate to swap agreements with purchasers of Visa shares in connection with all prior sales to date. In 2016, gains on sales of Visa Class B common shares, net of derivative fair value adjustments, were $32 million. Residential mortgage loan sales revenue declined as a result of lower origination volume and compressed pricing margins compared to 2016. Residential mortgage servicing rights

The PNC Financial Services Group, Inc. – Form 10-K  41

valuation, net of economic hedge, decreased compared with 2016 and included a $71 million negative adjustment for residential mortgage servicing rights fair value assumption updates in the fourth quarter of 2017. These decreases were partially offset by higher debit card, brokerage and credit card fees, net of rewards, as well as higher service charges on deposits.

Provision for credit losses increased in the comparison, reflecting loan growth and higher delinquencies in auto and credit card.

The increase in noninterest expense in the comparison primarily resulted from investments in technology and higher personnel and compliance expense.

Income taxes reflected $139 million of expense as a result of the new federal tax legislation relating to the revaluation of net deferred tax assets.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In 2017, average total deposits increased compared to 2016, driven by growth in savings deposits reflecting, in part, a shift from money market deposits to relationship-based savings products. Additionally, demand deposits increased, partially offset by a decline in certificates of deposit due to the net runoff of maturing accounts.

Retail Banking average total loans grew in 2017 compared with 2016:

•	Average residential mortgages increased as a result of growth in originations of nonconforming residential mortgage loans, both nationwide and within our branch network.

•	Average automobile loans increased primarily due to portfolio growth, including growth in our Southeast markets.

•	Average credit card balances increased as a result of organic growth as we continued to focus on delivering on our long-term objective of deepening penetration within our existing customer base.

•
Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume. The weighted-average updated FICO scores for this portfolio were 749 at December 31, 2017 and 746 at December 31, 2016.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

•
In 2017, average loan balances for the education and other loan portfolios decreased $746 million, or 10%, compared to 2016, driven by declines in the government guaranteed education and indirect other portfolios, which are primarily runoff portfolios.

Nonperforming assets decreased compared to December 31, 2016 due to declines in both consumer and commercial nonperforming loans.

Retail Banking continued to focus on its strategy of reinventing the retail banking experience by transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	In 2017, approximately 62% of consumer customers used non-teller channels for the majority of their transactions compared with 58% for 2016.

•	Deposit transactions via ATM and mobile channels increased to 53% of total deposit transactions in 2017 compared with 49% for 2016.

•	We had a network of 2,459 branches and 9,051 ATMs at December 31, 2017.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 90% of the branch network as of December 31, 2017.

Retail Banking continued to make progress on its multi-year initiative to redesign the home lending process by integrating mortgage and home equity lending into a common platform to enhance product capability and improve speed of delivery and convenience.

•	We implemented a new mortgage origination system in the fourth quarter of 2017.

•
Loans continue to be originated primarily through direct channels under Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal Housing Administration (FHA)/Department of Veterans Affairs agency guidelines.

42    The PNC Financial Services Group, Inc. – Form 10-K

Corporate & Institutional Banking
(Unaudited)
Table 10: Corporate & Institutional Banking Table

Year ended December 31			Change
Dollars in millions, except as noted	2017	2016	$	%
INCOME STATEMENT
Net interest income	$3,551	$3,312	$239	7%
Noninterest income	2,271	2,035	236	12%
Total revenue	5,822	5,347	475	9%
Provision for credit losses	160	177	(17)	(10)%
Noninterest expense	2,428	2,222	206	9%
Pretax earnings	3,234	2,948	286	10%
Income taxes	770	1,039	(269)	(26)%
Earnings	$2,464	$1,909	$555	29%
AVERAGE BALANCE SHEET
Loans held for sale	$898	$868	$30	3%
Loans
Commercial	$96,937	$88,934	$8,003	9%
Commercial real estate	27,372	26,677	695	3%
Equipment lease financing	7,619	7,463	156	2%
Total commercial lending	131,928	123,074	8,854	7%
Consumer	233	424	(191)	(45)%
Total loans	$132,161	$123,498	$8,663	7%
Total assets	$148,414	$140,309	$8,105	6%
Deposits
Noninterest-bearing demand	$47,264	$48,072	$(808)	(2)%
Money market	22,464	22,543	(79)	—
Other	16,389	13,943	2,446	18%
Total deposits	$86,117	$84,558	$1,559	2%
PERFORMANCE RATIOS
Return on average assets	1.66%	1.36%
Noninterest income to total revenue	39%	38%
Efficiency	42%	42%
OTHER INFORMATION
Consolidated revenue from: (a)
Treasury Management (b)	$1,516	$1,348	$168	12%
Capital Markets (b)	$1,017	$808	$209	26%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$115	$127	$(12)	(9)%
Commercial mortgage loan servicing income (d)	228	248	(20)	(8)%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	54	44	10	23%
Total	$397	$419	$(22)	(5)%
MSR asset value (f)	$668	$576	$92	16%
Average Loans by C&IB Business
Corporate Banking	$55,701	$51,392	$4,309	8%
Real Estate	38,235	36,493	1,742	5%
Business Credit	15,804	14,763	1,041	7%
Equipment Finance	13,408	11,826	1,582	13%
Commercial	7,028	7,159	(131)	(2)%
Other	1,985	1,865	120	6%
Total average loans	$132,161	$123,498	$8,663	7%
Credit-related statistics
Nonperforming assets (f) (g)	$531	$691	$(160)	(23)%
Net charge-offs	$93	$180	$(87)	(48)%

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K  43

(continued from previous page)

(a)
Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.

(b)	Includes amounts reported in net interest income and noninterest income, predominantly in corporate service fees.

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

(e)	Includes amounts reported in corporate service fees.

(f)	As of December 31.

(g)	Includes nonperforming loans of $.5 billion and $.6 billion at December 31, 2017 and December 31, 2016, respectively.

Corporate & Institutional Banking earned $2.5 billion in 2017 compared to $1.9 billion in 2016. The increase was primarily due to higher revenue and lower income tax expense, which reflected the impact of new federal tax legislation, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan and deposit balances as well as interest rate spread expansion on deposits.

Growth in noninterest income was primarily driven by higher capital markets-related revenue, including merger and acquisition advisory fees, loan syndication fees and underwriting fees. Additionally, operating lease income increased, mainly due to the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases in the second quarter of 2017. Higher treasury management fees also contributed to the increase in noninterest income.

The decrease in provision for credit losses reflected lower provision in the oil, gas and coal sectors, partially offset by an initial provision for the loan and lease portfolio obtained through the acquired business and loan growth.

Noninterest expense increased in the comparison largely driven by higher variable compensation commensurate with increased business activity, operating expenses related to the acquired business and continued investments in technology and infrastructure.

Income tax expense reflected a benefit of $373 million as a result of the new tax legislation, primarily related to revaluation of net deferred tax liabilities.

Average loans increased compared with 2016 reflecting broad-based growth:

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

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased due to new originations and increased utilization, partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases totaled $14.3 billion in 2017, an increase of $1.8 billion compared with 2016 due to new production and the business acquired in the second quarter of 2017.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business decreased slightly primarily due to strategic risk/return considerations.

44    The PNC Financial Services Group, Inc. – Form 10-K

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focus on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. In 2017, average total deposits increased compared to 2016 driven by growth in interest-bearing demand deposits reflecting in part a shift from noninterest-bearing deposits in the rising rate environment.  We continue to monitor and balance the relationship between increases in rates paid and overall profitability of our deposit balances.

In 2017, Corporate & Institutional Banking opened offices in Dallas, Kansas City and Minneapolis as part of a multi-year expansion of our middle market banking business. These locations complement national Corporate & Institutional Banking businesses with operations in these cities, and build on past success in markets where PNC’s retail banking presence was limited, such as in the Southeast. We plan to offer our entire suite of commercial products and services. We have also formalized plans to expand our middle market business into the Denver, Houston and Nashville markets in 2018.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 10 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Treasury management revenue comprises fees from products and services and net interest income from customer deposit balances. Compared with 2016, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher merger and acquisition advisory fees and higher fees from loan syndications and underwriting activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison as declines in commercial mortgage loan servicing income and commercial mortgage loans held for sale revenue were partially offset by a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge.

The PNC Financial Services Group, Inc. – Form 10-K  45

Asset Management Group
(Unaudited)
Table 11: Asset Management Group Table

Year ended December 31			Change
Dollars in millions, except as noted	2017	2016	$	%
INCOME STATEMENT
Net interest income	$287	$300	$(13)	(4)%
Noninterest income	881	851	30	4%
Total revenue	1,168	1,151	17	1%
Provision for credit losses (benefit)	1	(6)	7	*
Noninterest expense	863	825	38	5%
Pretax earnings	304	332	(28)	(8)%
Income taxes	102	122	(20)	(16)%
Earnings	$202	$210	$(8)	(4)%
AVERAGE BALANCE SHEET
Loans
Consumer	$5,018	$5,436	$(418)	(8)%
Commercial and commercial real estate	715	754	(39)	(5)%
Residential mortgage	1,301	1,058	243	23%
Total loans	$7,034	$7,248	$(214)	(3)%
Total assets	$7,511	$7,707	$(196)	(3)%
Deposits
Noninterest-bearing demand	$1,528	$1,431	$97	7%
Interest-bearing demand	3,628	4,013	(385)	(10)%
Money market	3,158	4,128	(970)	(23)%
Savings	3,947	2,303	1,644	71%
Other	250	275	(25)	(9)%
Total deposits	$12,511	$12,150	$361	3%
PERFORMANCE RATIOS
Return on average assets	2.69%	2.72%
Noninterest income to total revenue	75%	74%
Efficiency	74%	72%
OTHER INFORMATION
Nonperforming assets (a) (b)	$49	$53	$(4)	(8)%
Net charge-offs	$4	$9	$(5)	(56)%
CLIENT ASSETS UNDER ADMINISTRATION (in billions) (a) (c) (d)
Discretionary client assets under management	$151	$137	$14	10%
Nondiscretionary client assets under administration	131	120	11	9%
Total	$282	$257	$25	10%
Discretionary client assets under management
Personal	$94	$85	$9	11%
Institutional	57	52	5	10%
Total	$151	$137	$14	10%
* - Not meaningful

(a)	As of December 31.

(b)	Includes nonperforming loans of $44 million at December 31, 2017 and $46 million at December 31, 2016.

(c)	Excludes brokerage account client assets.

(d)
Effective for the first quarter of 2017, we have adjusted nondiscretionary client assets under administration for prior periods to remove assets which, as a result of certain investment advisory services performed by one of our registered investment advisors, were previously reported as both discretionary client assets under management and nondiscretionary client assets under administration. Effective for the first quarter of 2017, these amounts are only reported as discretionary assets under management. The prior period presented was adjusted to remove approximately $9 billion as of December 31, 2016 previously included in nondiscretionary assets under administration.

46    The PNC Financial Services Group, Inc. – Form 10-K

Asset Management Group earned $202 million in 2017 compared with $210 million in 2016. Earnings decreased as higher revenue and lower income tax expense, which reflected the impact of new federal tax legislation, was more than offset by higher noninterest expense.

The increase in revenue in the comparison was driven by higher noninterest income from asset management fees due to stronger average equity markets. This increase was partially offset by lower net interest income due to lower average home equity loan balances and interest rate spread compression on residential mortgages.

Noninterest expense increased in 2017 compared to 2016 primarily attributable to higher compensation, technology and vendor-related expenses.

Asset Management Group’s strategy is focused on growing investable assets by continually evolving the client experience and products and services. The business offers an open architecture platform with a full array of investment products and banking solutions.

Wealth Management and Hawthorn have nearly 100 offices operating in seven of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses provide customized investments, wealth planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

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

Asset Management Group’s discretionary client assets under management increased compared with 2016, primarily attributable to higher equity markets as of December 31, 2017.

BlackRock
(Unaudited)
Information related to our equity investment in BlackRock follows:
Table 12: BlackRock Table

Year ended December 31
Dollars in millions	2017	2016
Business segment earnings (a)	$1,764	$532
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings and income taxes on those earnings incurred by us.

(b)	At December 31.

In billions	December 31, 2017	December 31, 2016
Carrying value of our investment in BlackRock (c)	$7.7	$7.0
Market value of our investment in BlackRock (d)	$17.9	$13.4

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.6 billion at December 31, 2017 and $2.3 billion at December 31, 2016. Our voting interest in BlackRock common stock was approximately 21% at December 31, 2017.

(d)	Does not include liquidity discount.

Earnings for our BlackRock segment increased compared with 2016 and included the impact of new federal tax legislation. This resulted in an income tax benefit of $972 million from the revaluation of our deferred tax liabilities related to BlackRock. Our share of BlackRock's reported GAAP earnings also included a $254 million flow through impact of the new tax legislation on the income recognized on our equity investment in BlackRock.

In addition to our investment in BlackRock reflected in Table 12, at December 31, 2017, we held approximately 0.25 million shares of BlackRock Series C Preferred Stock valued at $101 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 6 Fair Value, and additional information regarding our BlackRock LTIP share obligations is included in Note 12 Stock Based Compensation Plans, both of which are in the Notes To Consolidated Financial Statements in Item 8 of this Report.
See Note 23 Subsequent Events in Item 8 of this Report for information on our January 31, 2018 transfer of 0.1 million shares of Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation.

The PNC Financial Services Group, Inc. – Form 10-K  47

2016 VERSUS 2015
Consolidated Income Statement Review
Summary Results
Net income for 2016 was $4.0 billion, or $7.30 per diluted common share, a decrease of 4% compared with $4.1 billion, or $7.39 per diluted common share, for 2015. The decrease was driven by higher provision for credit losses and a 3% decline in noninterest income, partially offset by 1% increase in net interest income.
Net Interest Income
Net interest income increased by $113 million, or 1%, to $8.4 billion in 2016 compared to 2015 due to increases in loan and securities balances and higher loan yields, partially offset by an increase in borrowing costs and lower securities yields. Net interest margin was 2.73% in 2016 and 2.74% in 2015.
Noninterest Income
Noninterest income decreased $176 million, or 3%, to $6.8 billion for 2016 compared to 2015. Noninterest income as a percentage of total revenue was 45% for 2016, down from 46% for 2015.
Asset management revenue decreased $46 million, or 3%, to $1.5 billion in 2016 compared to 2015 mainly due to lower earnings from BlackRock and the impact from a $30 million trust settlement in 2015 in our asset management business segment. Discretionary client assets under management in the Asset Management Group were $137 billion at December 31, 2016 compared with $134 billion at December 31, 2015.
Consumer service fees increased $53 million, or 4%, in 2016 compared to 2015, primarily from growth in payment-related products including debit card and credit card, as well as higher brokerage fees.
Corporate service fees increased $13 million, or 1%, in 2016 compared to 2015, reflecting higher treasury management fees and a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, partially offset by lower merger and acquisition advisory fees.
Other noninterest income decreased $213 million, or 16%, to $1.1 billion in 2016 compared with $1.3 billion in 2015. The decline was primarily attributable to the impact of lower net gains on sales of Visa Class B common shares and lower revenue from private equity investments. Net gains on sale of Visa shares for 2016 were $32 million compared with $166 million in 2015. Net gains on Visa sales include derivative fair value adjustments related to swap agreements with purchasers of Visa shares in connection with all prior sales to date.

Provision For Credit Losses
The provision for credit losses increased to $433 million in 2016 compared with $255 million in 2015, primarily attributable to a higher provision for energy related loans in the oil, gas, and coal sectors. Overall credit portfolio performance and loan growth also contributed to the higher provision.
Noninterest Expense
Noninterest expense increased slightly by $13 million to $9.5 billion in 2016 compared to 2015 as we continued to focus on disciplined expense management. Higher 2016 contributions to the PNC Foundation, a new FDIC deposit insurance surcharge and investments in technology and business infrastructure were offset by net lower contingency accruals.
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
Consolidated Balance Sheet Review
Summary Results
Our balance sheet reflected asset growth and strong liquidity and capital positions at December 31, 2016. Total assets increased in 2016 compared to 2015 primarily due to increases in investment securities and loan balances. Total liabilities increased in 2016 compared to 2015 mainly due to deposit growth. Total equity increased in 2016 compared to 2015, reflecting increased retained earnings driven by net income, partially offset by share repurchases.
Loans
Loans increased $4.1 billion to $210.8 billion as of December 31, 2016 compared with December 31, 2015. Loan growth was driven by an increase in total commercial lending driven by higher commercial and commercial real estate loans, partially offset by a decline in consumer lending due to lower home equity and education loans.
Average total loans increased by $3.5 billion to $208.8 billion in 2016, which resulted from growth in average commercial real estate loans of $3.6 billion and average commercial loans of $2.2 billion, partially offset by a decrease in consumer loans of $2.6 billion. The decline in consumer loans was primarily attributable to lower nonstrategic consumer and government guaranteed education loan portfolios.

48    The PNC Financial Services Group, Inc. – Form 10-K

Investment Securities
Investment securities increased $5.4 billion to $75.9 billion at December 31, 2016 compared to December 31, 2015. Growth in investment securities was driven by net purchases of U.S. Treasury and government agency securities and agency residential mortgage-backed securities, partially offset by prepayments of non-agency commercial mortgage-backed and non-agency residential mortgage-backed securities.
Average investment securities increased to $72.0 billion during 2016 compared to $61.7 billion during 2015, primarily due to increases in average agency residential mortgage-backed securities and U.S. Treasury and government agency securities, partially offset by a decrease in average non-agency residential mortgage-backed securities.
The weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.0 years at December 31, 2016 and 4.8 years at December 31, 2015.
Funding Sources
Total deposits increased $8.2 billion to $257.2 billion at December 31, 2016 compared with December 31, 2015, due to strong growth in demand and savings deposits which reflected in part a shift from money market deposits to relationship-based savings products.
Average total deposits increased $10.5 billion to $250.8 billion in 2016 compared to 2015, primarily due to an increase in average interest-bearing deposits, which reflected higher average savings deposits and higher average interest-bearing demand deposits.
Total borrowed funds decreased $1.8 billion to $52.7 billion at December 31, 2016 compared with December 31, 2015 as maturities of FHLB borrowings were partially offset by higher bank notes and senior debt.
Shareholders’ Equity
Total shareholders’ equity grew $1.0 billion to $45.7 billion at December 31, 2016 compared with December 31, 2015. The increase was primarily due to higher retained earnings and capital surplus, which included the issuance of Series S preferred stock, partially offset by common share repurchases of $2.0 billion and a decrease in accumulated other comprehensive income primarily related to net unrealized securities losses. The growth in retained earnings resulted from 2016 net income of $4.0 billion, reduced by $1.3 billion of common and preferred dividends declared. Common shares outstanding were 485 million and 504 million at December 31, 2016 and 2015, respectively, reflecting repurchases of 22.8 million shares during 2016.

RISK MANAGEMENT
Enterprise Risk Management
We encounter risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage this risk. We manage risk in light of our risk appetite to optimize long-term shareholder value while supporting our employees, customers and communities.

Our Enterprise Risk Management (ERM) Framework is structurally aligned with enhanced prudential standards that establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework which consists of risk culture, enterprise strategy (including risk appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. The overall Risk Management section of this Item 7 also provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of regulatory pronouncements within our ERM Framework.
We view risk management as a cohesive combination of the following risk elements which form our ERM Framework:

The PNC Financial Services Group, Inc. – Form 10-K  49

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
Proactive communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. Our multi-level risk committee structure provides a formal channel to identify and report risk.
Enterprise Strategy
We ensure that our overall enterprise strategy is within acceptable risk parameters through our risk appetite, strategic planning, capital planning and stress testing processes. These components are reviewed and approved at least annually by the Board of Directors.
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
Strategic Planning: Our enterprise and line of business strategic plans outline major objectives, strategies and goals which are expected to be achieved over the next five years while seeking to ensure we remain compliant with all capital, risk appetite and liquidity targets and guidelines. Our CEO and CFO lead the development of the strategic plan, the strategic objectives and the comprehensive identification of material risks that could hinder successful implementation and execution of strategies. Strategic planning is linked to our risk management and capital planning processes.
Capital Planning and Stress Testing: Capital planning helps to ensure we are maintaining safe and sound operations and viability. The capital planning process and the resulting capital plan evolve as our overall risks, activities and risk management practices change. Capital planning aligns with our strategic planning process.

Stress testing is an essential element of the capital planning process. Effective stress testing enables us to consider the estimated effect on capital of various hypothetical scenarios.
Risk Governance and Framework
We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened risk management and governance expectations and guidelines. See discussion of the enhanced prudential standards in the Supervision and Regulation section in Item 1 of this Report.
To ensure the appropriate risks are being taken and effectively managed and controlled, risk is managed across three lines of defense. The Board of Directors’ and each line of defense’s responsibilities are detailed below:
Board of Directors – The Board of Directors oversees our risk-taking activities and is responsible for exercising sound, independent judgment when assessing risk.
First line of defense – The front line units are accountable for identifying, owning and managing risks to within acceptable levels while adhering to the risk management framework established by the Independent Risk Management department. Our businesses strive to enhance risk management and internal control processes within their areas. Integrated and comprehensive processes are designed to adequately identify, measure, manage, monitor and report risks which may significantly impact each business.
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the standards for identifying, measuring, monitoring and controlling aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense,

50    The PNC Financial Services Group, Inc. – Form 10-K

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

•	Nominating and Governance Committee: oversees the implementation of sound corporate governance principles and practices while promoting our best interests and those of our shareholders

•	Personnel and Compensation Committee: oversees the compensation of our executive officers and other specified responsibilities related to personnel compensation matters affecting us.

•
Risk Committee: oversees enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework. The Risk Committee has formed a Technology Subcommittee and a Compliance Subcommittee to facilitate Board-level oversight of risk management in these areas.

Corporate Committees – The corporate committees are responsible for overseeing risk standards and strategies, recommending risk limits, policies and metrics, monitoring risk exposures, reviewing risk profiles and key risk issues, and approving significant transactions and initiatives. We have established several senior management-level corporate committees to facilitate the review, evaluation and management of risk. The management-level Executive Committee is the corporate committee that is responsible for developing enterprise-wide strategy and achieving our strategic objectives. The Executive Committee evaluates risk management, in part, by monitoring risk reporting from the other corporate committees which are the supporting committees for the Executive Committee.
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

Policies and Procedures – We have established risk management policies and procedures to provide direction, guidance and clarity on roles and responsibilities to management and the Board of Directors. These policies and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.
We have established risk management policies, programs and procedures to support our ERM Framework, articulate our risk culture, define the parameters and processes within which employees are to manage risk and conduct our business activities and to provide direction, guidance and clarity on roles and responsibilities to management and the Board of Directors. These policies, programs and procedures are organized in a multi-tiered framework and require periodic review and approval by relevant committees within the governance structure.

The PNC Financial Services Group, Inc. – Form 10-K  51

Risk Identification
Risk identification takes place across a variety of risk types throughout the organization. These risk types consist of, but are not limited to, credit, liquidity and capital, market, operational and compliance. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against the risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators, Key Performance Indicators, Risk Control and Self-Assessments, scenario analysis, stress testing and special investigations.
Risks are aggregated and assessed within and across risk functions or businesses. The aggregated risk information is reviewed and reported at an enterprise level for adherence to the Risk Appetite Framework and approved by the Board of Directors or by appropriate committees. This enterprise aggregation and reporting approach promotes the identification and appropriate escalation of material risks across the organization and supports an understanding of the cumulative impact of risk in relation to our risk appetite.
Risk Assessment
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and allow us to control and monitor our actual risk level through the use of risk measures. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Effective risk measurement practices will uncover reoccurring risks that have been experienced in the past; make the known risks easy to see, understand, compare and report; and reveal unanticipated risks that may not be easy to understand or predict.

Risk Controls and Monitoring
Our ERM Framework consists of policies, processes, personnel and control systems. Risk controls and limits provide the linkage from our Risk Appetite Statement and associated guiding principles to the risk taking activities of our businesses. In addition to risk appetite limits, a system of more detailed internal controls exists which oversees and monitors our various processes and functions. These control systems measure performance, help employees make correct decisions, ensure information is accurate and reliable, and document compliance with laws and regulations.
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
Risk reports are produced at the line of business, functional risk and enterprise levels. The enterprise level risk report aggregates risks identified in the functional and business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk and represents our overall risk position in relation to the desired enterprise risk appetite. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of our risk profile enables a clear view of our risk level relative to our quantitative risk appetite. The enterprise level report is provided through the governance structure to the Board of Directors.

Each individual risk report includes an assessment of inherent risk, quality of risk management, residual risk, risk appetite, and risk outlook. The enterprise level risk report includes an aggregate view of risks identified in the individual report and provides a summary of our overall risk profile compared to our risk appetite.

52    The PNC Financial Services Group, Inc. – Form 10-K

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

Loan Portfolio Characteristics and Analysis

Table 13: Details of Loans
Dollars in billions
We use several asset quality indicators, as further detailed in Note 3 Asset Quality, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial
Commercial loans comprised 50% and 48% of our total loan portfolio at December 31, 2017 and December 31, 2016, respectively. Most of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s probability of default (PD) and loss given default (LGD). This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to continual monitoring of the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our portfolio remains stable and well-diversified as evidenced by the following table which provides a breakout of our commercial loans by industry classification (classified based on the North American Industry Classification System (NAICS)).

Table 14: Commercial Loans by Industry

	December 31, 2017		December 31, 2016
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$20,578	19%	$18,891	19%
Retail/wholesale trade	17,846	16%	16,752	17%
Service providers	15,100	14%	14,707	15%
Real estate related (a)	12,496	11%	11,920	12%
Health care	9,739	9%	9,491	9%
Financial services	8,532	8%	7,241	7%
Transportation and warehousing	5,609	5%	5,170	5%
Other industries	20,627	18%	17,192	16%
Total commercial loans	$110,527	100%	$101,364	100%
(a) Includes loans to customers in the real estate and construction industries.

The PNC Financial Services Group, Inc. – Form 10-K  53

Commercial Real Estate
Commercial real estate loans comprised $15.3 billion of real estate project loans and $13.7 billion related to commercial mortgages as of December 31, 2017. Comparable amounts were $16.3 billion and $12.7 billion, respectively, as of December 31, 2016.

We monitor credit risk associated with our commercial real estate projects and commercial mortgages similar to commercial loans by analyzing PD and LGD. Additionally, risks associated with types of credit activities tend to be correlated to the loan structure, collateral location, project progress and business environment. These attributes are also monitored and utilized in assessing credit risk. The portfolio is geographically diverse due to the nature of our business involving clients throughout the U.S. The following table presents our commercial real estate loans by geographic market.

Table 15: Commercial Real Estate Loans by Geography

	December 31, 2017		December 31, 2016
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,192	14%	$4,045	14%
Florida	2,221	8%	2,263	8%
Maryland	2,104	7%	2,189	7%
Texas	1,639	6%	1,531	5%
Virginia	1,609	5%	1,666	6%
Pennsylvania	1,394	5%	1,424	5%
Illinois	1,325	5%	1,135	4%
New York	1,163	4%	1,384	5%
Ohio	1,134	4%	1,128	4%
New Jersey	964	3%	1,079	4%
All other states	11,233	39%	11,166	38%
Total commercial real estate loans	$28,978	100%	$29,010	100%

Home Equity
Home equity loans comprised $16.8 billion of primarily variable-rate home equity lines of credit and $11.6 billion of closed-end home equity installment loans at December 31, 2017. Comparable amounts were $17.7 billion and $12.2 billion, respectively, as of December 31, 2016.

We track borrower performance monthly, including obtaining original loan-to-value ratios (LTV), updated FICO scores at least quarterly, updated LTVs at least semi-annually, and other credit metrics at least quarterly, including the historical performance of any related mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

The portfolio is primarily originated within our primary geographic markets, with only 5% of the portfolio in states outside of those markets as of December 31, 2017. The credit quality of newly originated loans in 2017 was strong overall as evidenced by a weighted- average LTV on originations of 67% and a weighted-average FICO score of 776.

The credit performance of the majority of the home equity portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

The following table presents our home equity loans by geographic market and lien type.

Table 16: Home Equity Loans by Geography and by Lien Priority

	December 31, 2017		December 31, 2016
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$6,792	24%	$7,259	24%
New Jersey	4,252	15%	4,364	15%
Ohio	3,413	12%	3,616	12%
Illinois	1,801	6%	1,907	6%
Maryland	1,572	6%	1,629	6%
Michigan	1,442	5%	1,483	5%
North Carolina	1,266	5%	1,338	5%
Florida	1,255	4%	1,275	4%
Kentucky	1,138	4%	1,206	4%
Indiana	924	3%	1,000	3%
All other states	4,509	16%	4,872	16%
Total home equity loans	$28,364	100%	$29,949	100%
Lien type
1st lien		58%		55%
2nd lien		42%		45%
Total home equity loans		100%		100%

54    The PNC Financial Services Group, Inc. – Form 10-K

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2017 and December 31, 2016.

We track borrower performance of this portfolio monthly similar to home equity loans. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the mortgage portfolio into pools based on product type (e.g., FHA, conforming, etc.). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet in 2017 was strong overall as evidenced by a weighted-average LTV on originations of 71% and a weighted-average FICO score of 768.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate residential mortgage loans above the conforming loan amount limits, known as nonconforming mortgage loans, which we retain on our balance sheet. In recent years, including in 2017, we have increased the volume of nonconforming loans that we originate, including in California.

The following presents our residential real estate loans by geographic market.

Table 17: Residential Real Estate Loans by Geography

	December 31, 2017		December 31, 2016
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$3,676	21%	$2,842	18%
Florida	1,529	9%	1,511	10%
New Jersey	1,503	9%	1,285	8%
Illinois	1,230	7%	1,263	8%
Pennsylvania	962	5%	843	5%
Maryland	902	5%	857	6%
New York	847	5%	722	5%
Virginia	824	5%	772	5%
North Carolina	821	5%	797	5%
Ohio	684	4%	649	4%
All other states	4,234	25%	4,057	26%
Total residential real estate loans	$17,212	100%	$15,598	100%

Automobile
Within auto loans, $11.4 billion resided in the indirect auto portfolio, $1.4 billion in the direct auto portfolio and $.1 billion in securitized portfolios as of December 31, 2017. Comparable amounts as of December 31, 2016 were $10.8 billion, $1.3 billion and $.3 billion, respectively. The indirect auto portfolio relates to loan applications generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We continue to focus on a strong origination profile as evidenced by a weighted-average loan origination FICO score during 2017 of 745 for indirect auto loans and 767 for direct auto loans. The weighted-average term of loan originations during 2017 was 72 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. The portfolio was composed of 54% new vehicle loans and 46% used vehicle loans at December 31, 2017.

The auto loan portfolio's performance is measured monthly, including updated collateral values that are obtained monthly and updated FICO scores that are obtained at least quarterly. For internal reporting and risk management, we analyze the portfolio by product channel and product type and regularly evaluate default and delinquency experience. As part of our overall risk analysis and monitoring, we segment the portfolio by loan structure, collateral attributes and credit metrics which include FICO score, LTV and term.

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO), foreclosed and other assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this report. A summary of the major categories of nonperforming assets are presented in Table 18. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail of nonperforming asset categories.

The PNC Financial Services Group, Inc. – Form 10-K  55

Table 18: Nonperforming Assets by Type

	December 31 2017	December 31 2016	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$554	$655	$(101)	(15)%
Consumer lending (a)	1,311	1,489	(178)	(12)%
Total nonperforming loans	1,865	2,144	(279)	(13)%
OREO, foreclosed and other assets	170	230	(60)	(26)%
Total nonperforming assets	$2,035	$2,374	$(339)	(14)%
Amount of TDRs included in nonperforming loans	$964	$1,112	$(148)	(13)%
Percentage of total nonperforming loans	52%	52%
Nonperforming loans to total loans	.85%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.92%	1.12%
Nonperforming assets to total assets	.53%	.65%
Allowance for loan and lease losses to total nonperforming loans	140%	121%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Table 19: Change in Nonperforming Assets

In millions	2017	2016
January 1	$2,374	$2,425
New nonperforming assets	1,376	1,835
Charge-offs and valuation adjustments	(585)	(604)
Principal activity, including paydowns and payoffs	(638)	(697)
Asset sales and transfers to loans held for sale	(178)	(336)
Returned to performing status	(314)	(249)
December 31	$2,035	$2,374

As of December 31, 2017, approximately 90% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of December 31, 2017, commercial lending nonperforming loans were carried at approximately 62% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer nonperforming loans, residential real estate TDRs comprise 75% of total residential real estate nonperforming loans at December 31, 2017, up from 70% at December 31, 2016. Home equity TDRs comprise 50% of home equity nonperforming loans at December 31, 2017 and 52% at December 31, 2016. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At December 31, 2017, our largest nonperforming asset was $44 million in the Wholesale Trade industry. The ten largest individual nonperforming assets represented 12% of total nonperforming assets as of December 31, 2017.
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

Table 20: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	December 31, 2017	December 31, 2016	Change		December 31, 2017	December 31, 2016
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$545	$562	$(17)	(3)%	.25%	.27%
Accruing loans past due 60 to 89 days	238	232	6	3%	.11%	.11%
Total	783	794	(11)	(1)%	.36%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	737	782	(45)	(6)%	.33%	.37%
Total	$1,520	$1,576	$(56)	(4)%	.69%	.75%

(a)	Past due loan amounts include government insured or guaranteed loans of $.9 billion at both December 31, 2017 and December 31, 2016.

56    The PNC Financial Services Group, Inc. – Form 10-K

Accruing loans past due 90 days or more decreased at December 31, 2017 compared to December 31, 2016 driven by declines in government insured residential real estate, and government insured education loans within other consumer. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

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

A temporary modification, with a term up to 24 months, involves a change in original loan terms for a period of time and reverts to a calculated exit rate for the remaining term of the loan as of a specific date. A permanent modification, with a term greater than 24 months, is a modification in which the terms of the original loan are changed. Permanent modification programs generally result in principal forgiveness, interest rate reduction, term extension, capitalization of past due amounts, interest-only period or deferral of principal.

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 21 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans at the end of each year presented.

Table 21: Consumer Real Estate Related Loan Modifications

	December 31, 2017		December 31, 2016
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	3,033	$217	3,484	$258
Permanent modifications	23,270	2,581	23,904	2,693
Total consumer real estate related loan modifications	26,303	$2,798	27,388	$2,951

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

Table 22: Summary of Troubled Debt Restructurings (a)

	December 31 2017	December 31 2016	Change
In millions			$	%
Total commercial lending	$409	$428	$(19)	(4)%
Total consumer lending	1,652	1,793	(141)	(8)%
Total TDRs	$2,061	$2,221	$(160)	(7)%
Nonperforming	$964	$1,112	$(148)	(13)%
Accruing (b)	1,097	1,109	(12)	(1)%
Total TDRs	$2,061	$2,221	$(160)	(7)%

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

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both December 31, 2017 and December 31, 2016. Nonperforming TDRs represented approximately 52% of total nonperforming loans at both December 31, 2017 and December 31, 2016 , while representing 47% and 50% of total TDRs at December 31, 2017 and December 31, 2016, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

The PNC Financial Services Group, Inc. – Form 10-K  57

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at December 31, 2017 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.
Reserves are established for non-impaired commercial loan classes based primarily on PD and LGD.
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
Allowances for non-impaired consumer loan classes are primarily based upon transition matrices, including using a roll-rate model. The roll-rate model uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off.
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

A portion of the ALLL is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2017, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.
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

58    The PNC Financial Services Group, Inc. – Form 10-K

See Note 1 Accounting Policies and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

Table 23: Allowance for Loan and Lease Losses

Dollars in millions	2017	2016
January 1	$2,589	$2,727
Total net charge-offs	(457)	(543)
Provision for credit losses	441	433
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	4	(40)
Other	34	12
December 31	$2,611	$2,589
Net charge-offs to average loans (for the year ended)	.21%	.26%
Allowance for loan and lease losses to total loans	1.18%	1.23%
Commercial lending net charge-offs	$(105)	$(185)
Consumer lending net charge-offs	(352)	(358)
Total net charge-offs	$(457)	$(543)
Net charge-offs to average loans (for the year ended)
Commercial lending	.07%	.14%
Consumer lending	.49%	.50%
At December 31, 2017, total ALLL to total nonperforming loans was 140%. The comparable amount for December 31, 2016 was 121%. These ratios are 102% and 89%, respectively, when excluding the $.7 billion of ALLL at both December 31, 2017 and December 31, 2016 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 18 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During 2017, overall credit quality remained stable, which resulted in an essentially flat ALLL balance as of December 31, 2017 compared to December 31, 2016.

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans
2017
Commercial	$186	$81	$105.10%
Commercial real estate	24	28	(4)	(.01)%
Equipment lease financing	11	7	4.05%
Home equity	123	91	32.11%
Residential real estate	9	18	(9)	(.06)%
Credit card	182	21	161	3.06%
Other consumer	251	83	168.77%
Total	$786	$329	$457.21%
2016
Commercial	$332	$117	$215.21%
Commercial real estate	26	51	(25)	(.09)%
Equipment lease financing	5	10	(5)	(.07)%
Home equity	143	84	59.19%
Residential real estate	14	9	5.03%
Credit card	161	19	142	2.90%
Other consumer	205	53	152.70%
Total	$886	$343	$543.26%
See Note 1 Accounting Policies and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the ALLL.

The PNC Financial Services Group, Inc. – Form 10-K  59

Liquidity and Capital Management

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
Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential liquidity stress event. In the most severe liquidity stress simulation, we assume that our liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated run-off of customer deposits, valuation pressure on assets and heavy demand to fund committed obligations. Parent company liquidity guidelines are designed to help ensure that sufficient liquidity is available to meet our parent company obligations over the succeeding 24-month period. Liquidity-related risk limits are established within our Enterprise Liquidity Management Policy and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.
In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the Liquidity Coverage Ratio (LCR) which is further described in the Supervision and Regulation section in Item 1 of this Report. PNC and PNC Bank calculate the LCR on a daily basis and as of December 31, 2017, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $265.1 billion at December 31, 2017 from $257.2 billion at December 31, 2016, driven by higher consumer and commercial deposits. Consumer deposits reflected in part a shift from money market deposits to relationship-based savings products. Commercial deposits reflected a shift from demand deposits to money market deposits primarily due to higher interest rates in 2017. Additionally, certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At December 31, 2017, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $33.0 billion and securities available for sale totaling $57.6 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Of our total liquid assets of $90.6 billion, we had $3.2 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.9 billion of securities held to maturity were also pledged as collateral for these purposes.
We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB advances) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 10 Borrowed Funds and the Funding Sources section of the Consolidated Balance Sheet Review in this Report for additional information related to our Borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2017
January 1	$31.0
Issuances	7.1
Calls and maturities	(4.6)
Other	(.2)
December 31	$33.3

60    The PNC Financial Services Group, Inc. – Form 10-K

Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2017, PNC Bank had $26.7 billion of notes outstanding under this program of which $23.1 billion were senior bank notes and $3.6 billion were subordinated bank notes. The following table details issuances for the three months ended December 31, 2017:

Table 26: PNC Bank Notes Issued During Fourth Quarter 2017

Issuance Date	Amount	Description of Issuance
October 23, 2017	$1 billion	Senior notes with a maturity date of October 25, 2027. Interest is payable semi-annually at a fixed rate of 3.100% on April 25 and October 25 of each year, beginning April 25, 2018.
October 23, 2017	$750 million
Senior notes with a maturity date of November 5, 2020. Interest is payable semi-annually at a fixed rate of 2.450% on May 5 and November 5 of each year, beginning November 5, 2017. Following the re-opening, the aggregate outstanding principal amount of this series of notes initially issued on November 3, 2015 increased to $1.5 billion.

See Note 23 Subsequent Events for information on the January 2018 issuances of $900 million and $700 million of senior fixed rate notes and $400 million of senior floating rate notes by PNC Bank.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2017, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $41.0 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2017, there were no issuances outstanding under this program.

Parent Company Liquidity
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

As of December 31, 2017, available parent company liquidity totaled $5.7 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

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

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2017, there was $.1 billion of commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

Parent company senior and subordinated debt outstanding totaled $6.8 billion at December 31, 2017 compared with $6.2 billion at December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-K  61

Commitments
The following tables set forth contractual obligations and various other commitments as of December 31, 2017.

Table 27: Contractual Obligations

		Payment Due By Period
December 31, 2017 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$17,261	$12,138	$1,976	$1,868	$1,279
Borrowed funds (a)	59,088	15,961	26,086	8,634	8,407
Minimum annual rentals on noncancellable leases	2,555	382	645	477	1,051
Nonqualified pension and postretirement benefits	474	54	102	97	221
Purchase obligations (b)	1,025	405	362	135	123
Total contractual cash obligations	$80,403	$28,940	$29,171	$11,211	$11,081

(a)	Includes basis adjustment relating to accounting hedges and purchase accounting adjustments.

(b)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
Our contractual obligations totaled $74.3 billion at December 31, 2016. The increase in the comparison is primarily attributable to the increase in borrowed funds. See Funding Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.
Table 28: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2017 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$159,641	$59,713	$57,573	$41,532	$823
Net outstanding standby letters of credit (c)	8,651	4,787	2,946	886	32
Reinsurance agreements (d)	1,654	7	16	11	1,620
Standby bond purchase agreements	843	301	542
Other commitments (e)	1,732	1,333	305	60	34
Total commitments	$172,521	$66,141	$61,382	$42,489	$2,509

(a)
Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.

(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

(c)	Includes $3.5 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.

(d)	Reinsurance agreements are with third-party insurers related to insurance sold to or placed on behalf of our customers. Balances represent estimates based on availability of financial information.

(e)
Includes other commitments of $.9 billion that were not on our Consolidated Balance Sheet. The remaining $.8 billion of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments were $163.9 billion at December 31, 2016. The increase in the comparison is primarily attributable to an increase in commitments to extend credit and other commitments, partially offset by declines in reinsurance agreements.

62    The PNC Financial Services Group, Inc. – Form 10-K

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

Table 29: Credit Ratings as of December 31, 2017 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.
For the full year 2017, we returned $3.6 billion of capital to shareholders. Repurchases totaled 18.6 million common shares for $2.3 billion and dividends on common shares were $1.3 billion.
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

In relation to the 2016 capital plan accepted by the Federal Reserve, we announced new share repurchase programs of up to $2.0 billion for the four quarter period ended June 30, 2017, including repurchases of up to $.2 billion related to employee benefit plans. In January 2017, we announced a $.3 billion increase in our share repurchase programs for the four quarter period. For the four quarter period ended June 30, 2017, we repurchased 21.5 million shares of PNC common stock for $2.3 billion. Of the total repurchased, 10.7 million shares for $1.3 billion occurred in the first two quarters of 2017.
In connection with the 2017 CCAR process, the Federal Reserve accepted our capital plan, as approved by our Board of Directors, and did not object to our proposed capital actions in June 2017. As provided for in the 2017 capital plan, we announced new share repurchase programs of up to $2.7 billion for the four quarter period beginning in the third quarter of 2017, including repurchases of up to $.3 billion related to employee benefit plans. We repurchased 7.9 million common shares for $1.1 billion during the third and fourth quarters of 2017 under these share repurchase programs.
The quarterly cash dividend on common stock was increased to 75 cents from 55 cents effective with the August 5, 2017 dividend payment date.
See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

The PNC Financial Services Group, Inc. – Form 10-K  63

Table 30: Basel III Capital

	December 31, 2017
Dollars in millions	2017 Transitional Basel III (a)	Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (b)(c)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$8,195	$8,195
Retained earnings	35,481	35,481
Accumulated other comprehensive income for securities currently and those transferred from available for sale	270	337
Accumulated other comprehensive income for pension and other postretirement plans	(436)	(544)
Goodwill, net of associated deferred tax liabilities	(8,988)	(8,988)
Other disallowed intangibles, net of deferred tax liabilities	(255)	(319)
Other adjustments/(deductions)	(138)	(141)
Total common equity Tier 1 capital before threshold deductions	34,129	34,021
Total threshold deductions (d)	(1,983)	(2,928)
Common equity Tier 1 capital	32,146	31,093
Additional Tier 1 capital
Preferred stock plus related surplus	3,985	3,985
Other adjustments/(deductions)	(124)	(146)
Tier 1 capital	36,007	34,932
Additional Tier 2 capital
Qualifying subordinated debt	3,482	3,433
Trust preferred capital securities	100
Eligible credit reserves includable in Tier 2 capital	2,907	2,907
Total Basel III capital	$42,496	$41,272
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$309,460	$316,120
Basel III advanced approaches risk-weighted assets (f)	N/A	$285,226
Average quarterly adjusted total assets	$364,999	$363,967
Supplementary leverage exposure (g)	$435,731	$434,698
Basel III risk-based capital and leverage ratios
Common equity Tier 1	10.4%	9.8%	(h)(i)
Tier 1	11.6%	11.1%	(h)(j)
Total	13.7%	13.1%	(h)(k)
Leverage (l)	9.9%	9.6%
Supplementary leverage ratio (m)	8.3%	8.0%

(a)	Calculated using the regulatory capital methodology applicable to us during 2017.

(b)
PNC utilizes the pro forma fully phased-in Basel III capital ratios to assess its capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that may ultimately be applicable to PNC under the final Basel III rules. Pro forma fully phased-in capital amounts, ratios and risk-weighted and leverage-related assets are estimates.

(c)
Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of PNC’s models integral to the calculation of advanced approaches risk-weighted assets.

(d)
Under the Basel III rules, certain items such as significant common stock investments in unconsolidated financial institutions (primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of PNC's adjusted common equity Tier 1 capital.

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

(j)
For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Tier 1 risk-based capital ratio estimate is 12.2%. This capital ratio is calculated using fully phased-in Tier 1 capital and dividing by estimated Basel III advanced approaches risk-weighted assets.

(k)
For comparative purposes only, the pro forma fully phased-in advanced approaches Basel III Total capital risk-based capital ratio estimate is 13.5%. This ratio is calculated using fully phased-in Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by estimated Basel III advanced approaches risk-weighted assets.

(l)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(m)
Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank are subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

64    The PNC Financial Services Group, Inc. – Form 10-K

For detailed information on regulatory capital requirements, see the Banking Regulation and Supervision portion of the Supervision and Regulation section of Item 1 Business.

We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios.
Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2017 capital levels were aligned with them.
At December 31, 2017, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Transitional Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Transitional Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.
We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in Item 1A Risk Factors and Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. See the Statistical Information (Unaudited) section of this Report for details on our December 31, 2016 Transitional Basel III and Pro forma fully phased-in Basel III common equity tier 1 capital ratios.
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
Sensitivity results and market interest rate benchmarks for the fourth quarters of 2017 and 2016 follow:

Table 31: Interest Sensitivity Analysis

	Fourth Quarter 2017	Fourth Quarter 2016
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.7%	2.6%
100 basis point decrease	(3.2)%	(4.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.0%	4.7%
100 basis point decrease	(8.1)%	(8.3)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(1.7)	(2.5)
Key Period-End Interest Rates
One-month LIBOR	1.56%	.77%
Three-year swap	2.17%	1.69%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 32 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

The PNC Financial Services Group, Inc. – Form 10-K  65

Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios (Fourth Quarter 2017)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.7%	.5%	(.8)%
Second year sensitivity	1.8%	.4%	(3.8)%
All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 31 and 32. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2017 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.
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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2017 and 2016 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer related revenue and intraday hedging which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were one and two instances during 2017 and 2016, respectively, under our diversified VaR measure where actual losses exceeded the prior day VaR measure and those losses were insignificant. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500 day look back period.
Customer-related trading revenue was $255 million for full year 2017 compared with $203 million for full year 2016 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The increase was mainly due to higher revenue from credit valuations on customer-related derivative activities and higher foreign exchange client sales revenues.
Market Risk Management – Equity And Other Investment Risk
Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, underwriting securities and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity. The economic and/or book value of these investments and other assets are directly affected by changes in market factors.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

66    The PNC Financial Services Group, Inc. – Form 10-K

A summary of our equity investments follows:
Table 34: Equity Investments Summary

In millions	December 31 2017	December 31 2016	Change
			$	%
BlackRock	$7,576	$6,886	$690	10%
Tax credit investments	2,148	2,090	58	3%
Private equity and other	1,668	1,752	(84)	(5)%
Total	$11,392	$10,728	$664	6%
BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at December 31, 2017, accounted for under the equity method. The Business Segments Review section of this Item 7 includes additional information about BlackRock.
Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion and $.7 billion at December 31, 2017 and December 31, 2016, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.
Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments.
Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.3 billion and $1.4 billion at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, $1.1 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See Item 1 Business –Supervision and Regulation of this Report for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule, including the five-year extension we received in February 2017 to conform certain equity investments subject to the Volcker Rule.
Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At December 31, 2017, the estimated value of our investment in Visa Class B common shares was approximately $661 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded class of stock, which cannot happen until the settlement of the pending interchange litigation. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial

Statements in Item 8 of this Report for additional information regarding our Visa agreements. In the fourth quarter of 2017, we recorded a negative derivative fair value adjustment of $248 million related to swap agreements with purchasers of Visa Class B common shares. These fair value adjustments were primarily related to the extension of anticipated timing of litigation resolution.
We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant during 2017 and 2016.
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

The PNC Financial Services Group, Inc. – Form 10-K  67

Operational Risk Management
Operational risk is the risk to the current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational risk is inherent to the entire organization.
Operational risk management is embedded in our culture and decision-making processes through a systematic approach whereby operational risks and exposures are: 1) identified and assessed; 2) managed through the design and implementation of controls; 3) measured and evaluated against our risk tolerance limits; and 4) appropriately reported to management and the Risk Committee. Strong operational risk management and well-informed risk-based decisions benefit us by improving the customer experience, enhancing compliance, reducing reputational risk, minimizing losses, and establishing an appropriate amount of required operational risk capital held by us.
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
We utilize operational risk management programs within the framework, including Risk Control and Self-Assessments, scenario analysis, and internal and external loss event review and analysis, to assess existing risks, determine potential/emerging risks and evaluate the effectiveness of internal controls. The program tools and methodology enable our business managers to identify potential risks and control gaps.

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

Compliance Risk
Enterprise Compliance is responsible for coordinating the compliance risk component of our Operational Risk Management Framework. Compliance issues are identified and tracked through enterprise-wide monitoring and tracking programs. Key compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of our operational risk profile. A committee, chaired by the Chief Compliance Officer, is responsible for oversight of compliance and fiduciary risk management programs across PNC. In order to help understand and proactively address emerging regulatory issues where appropriate, Enterprise Compliance communicates regularly with various regulators having supervisory or regulatory responsibilities with respect to us, our subsidiaries, or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

68    The PNC Financial Services Group, Inc. – Form 10-K

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.
Table 35: Fair Value Measurements – Summary

	December 31, 2017		December 31, 2016
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$69,673	$6,475	$74,608	$8,830
Total assets at fair value as a percentage of consolidated assets	18%		20%
Level 3 assets as a percentage of total assets at fair value		9%		12%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,233	$531	$4,818	$433
Total liabilities at fair value as a percentage of consolidated liabilities	1%		2%
Level 3 liabilities as a percentage of total liabilities at fair value		13%		9%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio, equity investments and mortgage servicing rights. The decline in Level 3 assets was driven by the transfer of certain commercial mortgage loans held for sale to Level 2 and settlements related to residential mortgage-backed securities available for sale during the period. For further information on fair value, see Note 6 Fair Value in the Notes To the Consolidated Financial Statements in Item 8 of this Report.

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

•	Probability of default (PD),

•	Loss given default (LGD),

•	Outstanding balance of the loan,

•	Movement through delinquency stages,

•	Amounts and timing of expected future cash flows,

•	Value of collateral, which may be obtained from third parties, and

•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

The PNC Financial Services Group, Inc. – Form 10-K  69

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

•
Note 1 Accounting Policies and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements and Allocation of Allowance for Loan and Lease Losses in the Statistical Information (Unaudited) section of Item 8 of this Report.

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
The results of our annual 2017 impairment test indicated that the estimated fair values of our reporting units with goodwill exceeded their carrying values by at least 10% and are not considered to be at risk of not passing Step 1. By definition, assumptions utilized in estimating the fair value of a reporting unit are judgmental and inherently uncertain, but absent a significant change in economic conditions of a reporting unit, we would not expect the fair values of these reporting units to decrease below their respective carrying values. Similarly, there were no impairment charges related to goodwill in 2016 or 2015.
See Note 7 Goodwill and Mortgage Servicing Rights in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

Residential and Commercial Mortgage Servicing Rights
We elect to measure our residential and commercial mortgage servicing rights (MSRs) at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets. The fair value of residential and commercial MSRs is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.
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

70    The PNC Financial Services Group, Inc. – Form 10-K

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
Where our accounting of certain income tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017 is complete, these tax effects have been included in the financial statements. However, to the extent our accounting for certain income tax effects is incomplete, but can be reasonably estimated, the estimated effects are included as provisional amounts in the financial statements. During the measurement period, which will end on December 21, 2018, these estimates may be adjusted upon obtaining or analyzing additional information about facts and circumstances or clarification of uncertain aspects of the newly enacted tax law. If known, the adjustments would have affected the initially reported provisional amounts.
Legal Contingencies
For a description of the significant estimates and judgments associated with establishing reserves for legal contingencies, see Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report.

Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP with one accounting model. The core principle of the guidance is that an entity should recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. The ASU requires additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
We adopted this standard as of January 1, 2018 under the modified retrospective approach. The impact of adoption was immaterial to PNC's consolidated results of operations and financial position. The most significant impact of adoption will be expanded disclosures relating to disaggregation of in-scope revenue, which will be included in our first quarter 2018 Form 10-Q.
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
We adopted this standard as of January 1, 2018 under the modified retrospective approach, except for the amendment related to equity securities without readily determinable fair values, which is applied prospectively. The impact of adoption was immaterial to PNC's consolidated results of operations and financial position.
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

The PNC Financial Services Group, Inc. – Form 10-K  71

modified retrospective approach through a cumulative-effect adjustment. Early adoption is permitted.
Our implementation efforts are ongoing, including the deployment of a lease accounting software solution. We are currently evaluating the impact of various accounting policy elections, the discount rate to present value the future minimum payments under operating leases, and the impact of new disclosure requirements. We are substantially complete with the evaluation of our initial lease population. We expect, at a minimum, to recognize lease liabilities and corresponding right-of-use assets commensurate with the present value of the future minimum payments required under operating leases as disclosed in Note 8 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in this Report. We do not expect a material change to the timing of our expense recognition.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the use of an expected credit loss methodology; specifically, current expected credit losses (CECL) for the remaining life of the asset will be recognized at the time of origination or acquisition. The CECL methodology will apply to loans, debt securities, and other financial assets and net investment in leases not accounted for at fair value through net income. It will also apply to off-balance sheet credit exposures except for unconditionally cancellable commitments. Assets in the scope of the ASU will be presented at the net amount expected to be collected after deducting the allowance for credit losses from the amortized cost basis of the assets. Enhanced credit quality disclosures will be required including disaggregation of credit quality indicators by vintage. The ASU is effective for us for the first quarter of 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not plan to adopt the standard at its early adoption date in the first quarter of 2019.
The CECL methodology and new disclosures requires significant data collection, building or enhancement of loss models, and process re-development prior to adoption. We established a company-wide, cross-functional governance structure in the third quarter of 2016, which oversees overall strategy for implementation of Topic 326, including model methodology, technology, development, data enhancements and governance issues. We continue to design and develop CECL estimation methodologies and technological solutions. Concurrently, we are assessing and analyzing whether data that is required to comply with the standard is available and accurate.
We continue to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in our allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on eight specific issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests received in securitization transactions; and clarifies that when no specific GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flows should be used to determine the classification for the item. We adopted the standard as of January 1, 2018 under the retrospective transition method. The impact of adoption was immaterial to our consolidated statement of cash flows.
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

We adopted the standard on January 1, 2018 using the modified retrospective approach with the cumulative effect of initially applying ASU 2017-12 recognized at the date of initial application. The impact of adoption was immaterial to PNC's consolidated results of operations and financial position.

72    The PNC Financial Services Group, Inc. – Form 10-K

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification to retained earnings of the income tax effects stranded within accumulated other comprehensive income (AOCI) as a result of the enactment of the Tax Cuts and Jobs Act. This standard requires qualitative disclosures of the accounting policy relating to releasing income tax effects from AOCI and if the reclassification election is made, the impacts of the change on the financial statements. We adopted this standard as of January 1, 2018 and have elected to reclassify the income tax effects from AOCI to retained earnings at the beginning of the period of adoption. The impact of adoption was immaterial to PNC’s consolidated balance sheet.
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
A summary and further description of variable interest entities (VIEs) as of December 31, 2017 and December 31, 2016 is included in Note 1 Accounting Policies and Note 2 Loan Sale and Servicing and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
Trust Preferred Securities and REIT Preferred Securities
See Note 10 Borrowed Funds and Note 15 Equity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities and for additional information on the redemption of the REIT preferred securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.

GLOSSARY OF TERMS
Adjusted average total assets – Primarily consisted of total average quarterly (or annual) assets plus/less unrealized losses (gains) on investment securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

Basel III common equity Tier 1 capital – Common stock plus related surplus, net of treasury stock, plus retained earnings, plus accumulated other comprehensive income for securities currently and those transferred from available for sale and pension and other postretirement benefit plans, subject to phase-in limits, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of our adjusted Basel III common equity Tier 1 capital .

Basel III common equity Tier 1 capital ratio – Common equity Tier 1 capital divided by period-end risk-weighted assets (as applicable).

Basel III Tier 1 capital – Common equity Tier 1 capital, plus qualifying preferred stock, plus certain trust preferred capital securities, plus certain noncontrolling interests that are held by others and plus/less other adjustments.

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

Common shareholders’ equity – Total shareholders’ equity less the liquidation value of preferred stock.

Credit valuation adjustment – Represents an adjustment to the fair value of our derivatives for our own and counterparties’ non-performance risk.

The PNC Financial Services Group, Inc. – Form 10-K  73

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

74    The PNC Financial Services Group, Inc. – Form 10-K

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

Taxable-equivalent interest income – The interest income earned on certain assets that is completely or partially exempt from federal income tax. These tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of yields and margins for all interest-earning assets, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on other taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement.

Transitional Basel III common equity Tier 1 capital – Common equity Tier 1 capital calculated under Basel III using phased-in definitions and deductions applicable to us during the related presentation period and standardized approach risk-weighted assets.

Troubled debt restructuring (TDR) – A loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

The PNC Financial Services Group, Inc. – Form 10-K  75

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting us and our future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.
Forward-looking statements speak only as of the date made. We do not assume any duty to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to newly enacted tax legislation, changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Slowing or reversal of the current U.S. economic expansion.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economic growth will accelerate somewhat in 2018, in light of stimulus from recently passed corporate and personal income tax cuts that are expected to support business investment and consumer spending, respectively. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; our baseline forecast is for three increases in the federal funds rate in 2018, pushing the rate to a range of 2.00 to 2.25 percent by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more, but at a slower pace than the short-term rates, so we anticipate the yield curve will flatten but not invert.

•
Our ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.

•
Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

•
Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention,

76    The PNC Financial Services Group, Inc. – Form 10-K

liquidity, funding, and ability to attract and retain management. These developments could include:

–
Changes resulting from legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

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

•
We grow our business in part through acquisitions. Acquisition risks and uncertainties include those presented by the nature of the business acquired, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The PNC Financial Services Group, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 28, 2018

We have served as the Company’s auditor since 2007.

78    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2017	2016	2015
Interest Income
Loans	$8,238	$7,414	$7,203
Investment securities	1,998	1,826	1,679
Other	578	412	441
Total interest income	10,814	9,652	9,323
Interest Expense
Deposits	623	430	403
Borrowed funds	1,083	831	642
Total interest expense	1,706	1,261	1,045
Net interest income	9,108	8,391	8,278
Noninterest Income
Asset management	1,942	1,521	1,567
Consumer services	1,415	1,388	1,335
Corporate services	1,621	1,504	1,491
Residential mortgage	350	567	566
Service charges on deposits	695	667	651
Other	1,198	1,124	1,337
Total noninterest income	7,221	6,771	6,947
Total revenue	16,329	15,162	15,225
Provision For Credit Losses	441	433	255
Noninterest Expense
Personnel	5,224	4,841	4,831
Occupancy	868	861	842
Equipment	1,065	974	925
Marketing	244	247	249
Other	2,997	2,553	2,616
Total noninterest expense	10,398	9,476	9,463
Income before income taxes and noncontrolling interests	5,490	5,253	5,507
Income taxes	102	1,268	1,364
Net income	5,388	3,985	4,143
Less: Net income attributable to noncontrolling interests	50	82	37
Preferred stock dividends	236	209	220
Preferred stock discount accretion and redemptions	26	6	5
Net income attributable to common shareholders	$5,076	$3,688	$3,881
Earnings Per Common Share
Basic	$10.49	$7.42	$7.52
Diluted	$10.36	$7.30	$7.39
Average Common Shares Outstanding
Basic	481	494	514
Diluted	486	500	521
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K  79

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2017	2016	2015
Net income	$5,388	$3,985	$4,143
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	16	(369)	(569)
Net unrealized gains (losses) on OTTI securities	172	63	(13)
Net unrealized gains (losses) on cash flow hedge derivatives	(287)	(153)	127
Pension and other postretirement benefit plan adjustments	169	1	(54)
Other	61	(59)	(42)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	131	(517)	(551)
Income tax benefit (expense) related to items of other comprehensive income	(14)	122	178
Other comprehensive income (loss), after tax and net of reclassifications into Net income	117	(395)	(373)
Comprehensive income	5,505	3,590	3,770
Less: Comprehensive income attributable to noncontrolling interests	50	82	37
Comprehensive income attributable to PNC	$5,455	$3,508	$3,733
See accompanying Notes To Consolidated Financial Statements.

80    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2017	2016
Assets
Cash and due from banks	$5,249	$4,879
Interest-earning deposits with banks	28,595	25,711
Loans held for sale (a)	2,655	2,504
Investment securities – available for sale	57,618	60,104
Investment securities – held to maturity	18,513	15,843
Loans (a)	220,458	210,833
Allowance for loan and lease losses	(2,611)	(2,589)
Net loans	217,847	208,244
Equity investments	11,392	10,728
Mortgage servicing rights	1,832	1,758
Goodwill	9,173	9,103
Other (a)	27,894	27,506
Total assets	$380,768	$366,380
Liabilities
Deposits
Noninterest-bearing	$79,864	$80,230
Interest-bearing	185,189	176,934
Total deposits	265,053	257,164
Borrowed funds
Federal Home Loan Bank borrowings	21,037	17,549
Bank notes and senior debt	28,062	22,972
Subordinated debt	5,200	8,009
Other (b)	4,789	4,176
Total borrowed funds	59,088	52,706
Allowance for unfunded loan commitments and letters of credit	297	301
Accrued expenses and other liabilities	8,745	9,355
Total liabilities	333,183	319,526
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,709
Capital surplus	16,374	16,651
Retained earnings	35,481	31,670
Accumulated other comprehensive income (loss)	(148)	(265)
Common stock held in treasury at cost: 69 and 57 shares	(6,904)	(5,066)
Total shareholders’ equity	47,513	45,699
Noncontrolling interests	72	1,155
Total equity	47,585	46,854
Total liabilities and equity	$380,768	$366,380

(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.7 billion, Loans of $.9 billion, and Other assets of
$.3 billion at December 31, 2017 and Loans held for sale of $2.4 billion, Loans of $.9 billion, and Other assets of $.5 billion at December 31, 2016.

(b)	Our consolidated liabilities included Other borrowed funds of $.1 billion at both December 31, 2017 and December 31, 2016, for which we have elected the fair value option.

(c)	Par value less than $.5 million at each date.
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K  81

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 1, 2015 (a)	523	$2,705	$3,946	$12,627	$26,200	$503	$(1,430)	$1,523	$46,074
Net income					4,106			37	4,143
Other comprehensive income, net of tax						(373)			(373)
Cash dividends declared
Common ($2.01 per share)					(1,038)				(1,038)
Preferred					(219)				(219)
Preferred stock discount accretion			6		(6)
Preferred stock redemption – Series K (b)			(500)						(500)
Common stock activity	1	3		46					49
Treasury stock activity	(20)			(56)			(1,938)		(1,994)
Other				128				(290)	(162)
Balance at December 31, 2015 (a)	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					3,903			82	3,985
Other comprehensive income (loss), net of tax						(395)			(395)
Cash dividends declared
Common ($2.12 per share)					(1,061)				(1,061)
Preferred					(209)				(209)
Preferred stock discount accretion			6		(6)
Preferred stock issuance – Series S (c)			519						519
Common stock activity (d)		1		18					19
Treasury stock activity	(19)			(131)			(1,698)		(1,829)
Other				42				(197)	(155)
Balance at December 31, 2016 (a)	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					5,338			50	5,388
Other comprehensive income (loss), net of tax						117			117
Cash dividends declared
Common ($2.60 per share)					(1,266)				(1,266)
Preferred					(236)				(236)
Preferred stock discount accretion			6		(6)
Redemption of noncontrolling interests (e)					(19)			(981)	(1,000)
Common stock activity (d)		1		17					18
Treasury stock activity	(12)			(309)			(1,838)		(2,147)
Other			2	7				(152)	(143)
Balance at December 31, 2017 (a)	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)
On May 4, 2015, we redeemed all 50,000 shares of our Series K preferred stock, as well as all 500,000 Depositary Shares representing fractional interests in such shares, resulting in net outflow of $500 million.

(c)	On November 1, 2016, PNC issued 5,250 shares of Series S preferred stock with a $1 par value.

(d)	Common stock activity totaled less than .5 million shares issued.

(e)	Relates to the redemption of Perpetual Trust Securities in the first quarter of 2017. See Note 15 Equity for additional information.
See accompanying Notes To Consolidated Financial Statements.

82    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2017	2016	2015
Operating Activities
Net income	$5,388	$3,985	$4,143
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	441	433	255
Depreciation and amortization	1,117	1,193	1,088
Deferred income taxes	(403)	326	404
Changes in fair value of mortgage servicing rights	323	179	274
Gain on sales of Visa Class B common shares		(126)	(169)
Undistributed earnings of BlackRock	(727)	(361)	(407)
Net change in
Trading securities and other short-term investments	305	(1,167)	203
Loans held for sale	(1,148)	(935)	393
Other assets	757	(644)	1,568
Accrued expenses and other liabilities	(704)	652	(1,788)
Other	350	100	(439)
Net cash provided (used) by operating activities	$5,699	$3,635	$5,525
Investing Activities
Sales
Securities available for sale	$5,647	$3,456	$6,723
Loans	2,001	1,897	2,040
Repayments/maturities
Securities available for sale	10,734	11,061	7,920
Securities held to maturity	2,948	3,209	2,032
Purchases
Securities available for sale	(13,605)	(19,495)	(26,367)
Securities held to maturity	(5,605)	(4,305)	(4,896)
Loans	(841)	(1,334)	(748)
Net change in
Federal funds sold and resale agreements	(245)	126	481
Interest-earning deposits with banks	(2,884)	4,835	1,233
Loans	(10,483)	(5,940)	(3,972)
Net cash paid for acquisition	(1,342)
Other	(1,340)	(952)	(706)
Net cash provided (used) by investing activities	$(15,015)	$(7,442)	$(16,260)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K  83

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

	Year ended December 31
In millions	2017	2016	2015
Financing Activities
Net change in
Noninterest-bearing deposits	$(264)	$1,212	$5,765
Interest-bearing deposits	8,255	7,367	10,812
Federal funds purchased and repurchase agreements	(148)	18	(1,733)
Commercial paper	100
Other borrowed funds	459	272	(9)
Sales/issuances
Federal Home Loan Bank borrowings	11,000	1,000	2,250
Bank notes and senior debt	7,062	5,601	8,173
Commercial paper			1,394
Other borrowed funds	427	165	694
Preferred stock		519
Common and treasury stock	132	151	139
Repayments/maturities
Federal Home Loan Bank borrowings	(7,512)	(3,559)	(2,147)
Bank notes and senior debt	(1,800)	(3,750)	(2,624)
Subordinated debt	(2,758)	(488)	(524)
Commercial paper		(14)	(6,219)
Other borrowed funds	(318)	(541)	(1,622)
Preferred stock redemption			(500)
Redemption of noncontrolling interests	(1,000)
Acquisition of treasury stock	(2,447)	(2,062)	(2,152)
Preferred stock cash dividends paid	(236)	(209)	(219)
Common stock cash dividends paid	(1,266)	(1,061)	(1,038)
Net cash provided (used) by financing activities	9,686	4,621	10,440
Net Increase (Decrease) In Cash And Due From Banks	370	814	(295)
Cash and due from banks at beginning of period	4,879	4,065	4,360
Cash and due from banks at end of period	$5,249	$4,879	$4,065
Supplemental Disclosures
Interest paid	$1,743	$1,317	$1,005
Income taxes paid	$72	$658	$919
Income taxes refunded	$24	$111	$286
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$419	$606	$285
Transfer from loans to foreclosed assets	$215	$281	$435
Transfer from trading securities to investment securities	$192
See accompanying Notes To Consolidated Financial Statements.

84    The PNC Financial Services Group, Inc. – Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS
The PNC Financial Services Group, Inc. (PNC) is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.
We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in 19 states in the Mid-Atlantic, Midwest and Southeast. We also provide certain products and services internationally.
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
Investment in BlackRock, Inc.
We account for our investment in the common stock and Series B Preferred Stock of BlackRock (deemed to be in-substance common stock) under the equity method of accounting. The investment in BlackRock is reflected on our Consolidated Balance Sheet in Equity investments, while our equity in earnings of BlackRock is reported on our Consolidated Income Statement in Asset management noninterest income.

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

Variable Interest Entities
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

The PNC Financial Services Group, Inc. – Form 10-K  85

Revenue Recognition
We earn interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Asset management,

•	Customer deposits,

•	Loan sales, loan securitizations, and servicing,

•	Brokerage services,

•	Sale of loans and securities,

•	Certain private equity activities, and

•	Securities, derivatives and foreign exchange activities.
We earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Selling various insurance products,

•	Providing treasury management services,

•	Providing merger and acquisition advisory and related services

•	Debit and credit card transactions, and

•	Participating in certain capital markets transactions.
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
We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on improved cash flows subsequent to impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These

86    The PNC Financial Services Group, Inc. – Form 10-K

securities gains/(losses) are included in Other noninterest income on the Consolidated Income Statement.
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

•
For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. When an equity investment experiences an other-than-temporary decline in value, we may be required to record a loss on the investment. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends received are considered a return on investment. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in Noninterest income. Distributions received from the income of an investee on cost method investments are included in Noninterest income. Investments described above are included in Equity investments on our Consolidated Balance Sheet.

Private Equity Investments
We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly-traded direct investments are determined using quoted market prices and are subject to various discount factors arising from security level restrictions, when appropriate. The valuation procedures applied to direct investments and indirect investments are detailed in Note 6 Fair Value. We include all private equity investments within Equity investments on our Consolidated Balance Sheet. Changes in fair value of private equity investments are recognized in Noninterest income.
We consolidate affiliated partnerships when we have determined that we have control of the partnership or are the primary beneficiary if the entity is a VIE. The portion we do not own is reflected in Noncontrolling interests on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-K  87

consider the loans to be purchased credit impaired and we estimate the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. The excess of undiscounted cash flows expected to be collected on a purchased impaired loan (or pool of loans) over its carrying value represents the accretable yield which is recognized into interest income over the remaining life of the loan (or pool of loans) using the constant effective yield method. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the Allowance for Loan and Lease Losses (ALLL). Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.
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
Loan Sales, Loan Securitizations and Retained Interests
We recognize the sale of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. We have sold mortgage and other loans through securitization transactions. In a securitization, financial assets are transferred into trusts or to special purpose entities (SPEs) in transactions to effectively legally isolate the assets from us.
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

88    The PNC Financial Services Group, Inc. – Form 10-K

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

Loans Excluded from Nonperforming Classification and Nonaccrual Accounting	• Loans that are well secured and in the process of collection.

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
•       Consumer loans and lines of credit, not secured by residential real estate or automobiles, as permitted by regulatory guidance.

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

The PNC Financial Services Group, Inc. – Form 10-K  89

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
See Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in this Report for additional TDR information.
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

90    The PNC Financial Services Group, Inc. – Form 10-K

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
See Note 4 Allowance for Loan and Lease Losses for additional detail on our ALLL.
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
Consumer Lending Quantitative Component
Quantitative estimates within the consumer lending portfolio segment are calculated primarily using transition matrices, including using a roll-rate model. The roll-rate model uses statistical relationships, calculated from historical data that estimate the movement of loan outstandings through the various stages of delinquency and ultimately charge-off over our loss emergence period.
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

The PNC Financial Services Group, Inc. – Form 10-K  91

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
Mortgage Servicing Rights
We provide servicing under various loan servicing contracts for commercial and residential loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All acquired or originated servicing rights are measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and commercial reserve earnings,

•	Discount rates,

•	Estimated prepayment speeds, and

•	Estimated servicing costs.
We measure commercial and residential MSRs at fair value in order to reduce any potential measurement mismatch between our economic hedges and the MSRs. We manage the risk by hedging the fair value of the MSR with derivatives and securities which are expected to increase in value when the value of the servicing right declines. Changes in the fair value of MSRs are recognized as gains/(losses). The fair value of these servicing rights is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.

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

92    The PNC Financial Services Group, Inc. – Form 10-K

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
We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. We did not terminate any cash flow hedges in 2017, 2016 or 2015 due to a determination that a forecasted transaction was no longer probable of occurring.
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
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that we expect will apply at the time when we believe the differences will reverse. Changes in tax rates and tax law are accounted for in the period of enactment. Thus, at the enactment date, deferred taxes are remeasured and the change is recognized in Income Tax expense. The recognition of deferred tax assets requires an assessment to determine the realization of such assets.

The PNC Financial Services Group, Inc. – Form 10-K  93

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
PNC Foundation - Related Party Transactions
During 2017 and 2016, we contributed $200 million and $75 million, respectively, of BlackRock common stock to the PNC Foundation.
Recently Adopted Accounting Standards
We did not adopt any new accounting standards that had a significant impact during 2017.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES
Loan Sale and Servicing Activities
We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with FNMA, Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) (collectively the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through SPEs that they sponsor. We, as an authorized GNMA issuer/servicer, pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are variable interest entities (VIEs).
Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-agency securitizations, and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.
Depending on the transaction, we may act as the master, primary, and/or special servicer to the securitization SPEs or third-party investors. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. Servicing advances, which are generally reimbursable, are made for principal and interest and collateral protection and are carried in Other assets at cost.
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

94    The PNC Financial Services Group, Inc. – Form 10-K

Certain loans transferred to the Agencies contain removal of account provisions (ROAPs). Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, GNMA has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan.
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

The following table provides cash flows associated with our loan sale and servicing activities:

Table 36: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
CASH FLOWS - Year ended December 31, 2017
Sales of loans (b)	$5,759	$5,276
Repurchases of previously transferred loans (c)	$464
Servicing fees (d)	$374	$126
Servicing advances recovered/(funded), net	$101	$48
Cash flows on mortgage-backed securities held (e)	$1,527	$206
CASH FLOWS - Year ended December 31, 2016
Sales of loans (b)	$6,913	$3,810
Repurchases of previously transferred loans (c)	$534
Servicing fees (d)	$374	$125
Servicing advances recovered/(funded), net	$109	$(14)
Cash flows on mortgage-backed securities held (e)	$1,727	$283

(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option, and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and/or services loans. The carrying values of such securities held were $8.8 billion in residential mortgage-backed securities and $.6 billion in commercial mortgage-backed securities at December 31, 2017 and $6.9 billion in residential mortgage-backed securities and $.9 billion in commercial mortgage-backed securities at December 31, 2016.

Table 37 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-K  95

Table 37: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2017
Total principal balance	$58,320	$49,116
Delinquent loans (b)	$899	$355
December 31, 2016
Total principal balance	$66,081	$45,855
Delinquent loans (b)	$1,422	$941
Year ended December 31, 2017
Net charge-offs (c)	$78	$965
Year ended December 31, 2016
Net charge-offs (c)	$97	$1,439

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2017 and December 31, 2016. We have not provided additional financial support to these entities which we are not contractually required to provide.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 38 where we have determined that our continuing involvement is not significant. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 38. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.

Table 38: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2017
Mortgage-Backed Securitizations (b)	$9,738	$9,738	(c)
Tax Credit Investments and Other	3,069	3,001	(d)	$858	(e)
Total	$12,807	$12,739		$858
December 31, 2016
Mortgage-Backed Securitizations (b)	$8,003	$8,003	(c)
Tax Credit Investments and Other	3,083	3,043	(d)	$823	(e)
Total	$11,086	$11,046		$823

(a)	This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).

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

96    The PNC Financial Services Group, Inc. – Form 10-K

beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more than insignificant variable interest in the entity.
Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 38. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances, and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to our assets or general credit.

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 38. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results, or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2017, we had a liability for unfunded commitments of $.5 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
Table 38 also includes our involvement in lease financing transactions with limited liability companies (LLCs) engaged in solar power generation that to a large extent provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.
We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During 2017 and 2016, we recognized $.2 billion of amortization, $.2 billion of tax credits, and $.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

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
See Note 1 Accounting Policies for additional information on our loan related policies.

The PNC Financial Services Group, Inc. – Form 10-K  97

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2017 and December 31, 2016, respectively.

Table 39: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
December 31, 2017
Commercial Lending
Commercial	$109,989	$45	$25	$39	$109		$429			$110,527
Commercial real estate	28,826	27	2		29		123			28,978
Equipment lease financing	7,914	17	1		18		2			7,934
Total commercial lending	146,729	89	28	39	156		554			147,439
Consumer Lending
Home equity	26,561	78	26		$104		818		$881	28,364
Residential real estate	14,389	151	74	486	711	(b)	400	$197	1,515	17,212
Credit card	5,579	43	26	45	114		6			5,699
Other consumer
Automobile	12,697	79	20	8	107		76			12,880
Education and other	8,525	105	64	159	328	(b)	11			8,864
Total consumer lending	67,751	456	210	698	1,364		1,311	197	2,396	73,019
Total	$214,480	$545	$238	$737	$1,520		$1,865	$197	$2,396	$220,458
Percentage of total loans	97.29%	.25%	.11%	.33%	.69%		.85%	.09%	1.08%	100.00%
December 31, 2016
Commercial Lending
Commercial	$100,710	$81	$20	$39	$140		$496		$18	$101,364
Commercial real estate	28,769	5	2		7		143		91	29,010
Equipment lease financing	7,535	29	1		30		16			7,581
Total commercial lending	137,014	115	23	39	177		655		109	137,955
Consumer Lending
Home equity	27,820	64	30		94		914		1,121	29,949
Residential real estate	12,425	159	68	500	727	(b)	501	$219	1,726	15,598
Credit card	5,187	33	21	37	91		4			5,282
Other consumer
Automobile	12,257	51	12	5	68		55			12,380
Education and other	9,235	140	78	201	419	(b)	15			9,669
Total consumer lending	66,924	447	209	743	1,399		1,489	219	2,847	72,878
Total	$203,938	$562	$232	$782	$1,576		$2,144	$219	$2,956	$210,833
Percentage of total loans	96.73%	.27%	.11%	.37%	.75%		1.02%	.10%	1.40%	100.00%

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.6 billion at both December 31, 2017 and December 31, 2016, and Education and other consumer loans totaling $.3 billion and $.4 billion at December 31, 2017 and December 31, 2016, respectively.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)
Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion and $1.3 billion at December 31, 2017 and December 31, 2016, respectively.

98    The PNC Financial Services Group, Inc. – Form 10-K

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
At December 31, 2017, we pledged $18.7 billion of commercial loans to the Federal Reserve Bank (FRB) and $62.8 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2016 were $22.0 billion and $60.8 billion, respectively.
Table 40: Nonperforming Assets

Dollars in millions	December 31 2017	December 31 2016
Nonperforming loans
Total commercial lending	$554	$655
Total consumer lending (a)	1,311	1,489
Total nonperforming loans	1,865	2,144
OREO, foreclosed and other assets	170	230
Total nonperforming assets	$2,035	$2,374
Nonperforming loans to total loans	.85%	1.02%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.92%	1.12%
Nonperforming assets to total assets	.53%	.65%
Interest on nonperforming loans (b)
Computed on original terms	$114	$111
Recognized prior to nonperforming status	$19	$21

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Amounts are for the year ended.
Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 3.

Total nonperforming loans in Table 40 include TDRs of $1.0 billion at December 31, 2017 and $1.1 billion at December 31, 2016. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at both December 31, 2017 and December 31, 2016, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.
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

The PNC Financial Services Group, Inc. – Form 10-K  99

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
Commercial Real Estate Loan Class
We manage credit risk associated with our commercial real estate projects and commercial mortgages similar to commercial loans by analyzing PD and LGD. Additionally, risks associated with commercial real estate projects and commercial mortgage activities tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.

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

Based upon the dollar amount of the lease and the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance as applicable.

Table 41: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
December 31, 2017
Commercial	$105,280	$1,858	$3,331	$58	$110,527
Commercial real estate	28,380	148	435	15	28,978
Equipment lease financing	7,754	77	102	1	7,934
Total commercial lending	$141,414	$2,083	$3,868	$74	$147,439
December 31, 2016
Commercial	$96,231	$1,612	$3,449	$72	$101,364
Commercial real estate	28,561	98	327	24	29,010
Equipment lease financing	7,395	89	91	6	7,581
Total commercial lending	$132,187	$1,799	$3,867	$102	$137,955

(a)	Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use PDs and LGDs to rate commercial loans.

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

100    The PNC Financial Services Group, Inc. – Form 10-K

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
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 39 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 39 for additional information.
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
Updated LTV is estimated using modeled property values. The related estimates and inputs are based upon an approach that uses a combination of third-party automated valuation models (AVMs), broker price opinions (BPOs), HPI indices, property location, internal and external balance information, origination data and management assumptions. We generally utilize origination lien balances provided by a third-party, where applicable, which do not include an amortization assumption when calculating updated LTV. Accordingly, the results of the calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we refine our methodology.
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

The PNC Financial Services Group, Inc. – Form 10-K  101

The following table presents asset quality indicators for home equity and residential real estate balances, excluding consumer purchased impaired loans of $2.4 billion and $2.8 billion at December 31, 2017 and 2016, respectively, and government insured or guaranteed residential real estate mortgages of $.8 billion at both December 31, 2017 and 2016, respectively.
Table 42: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
December 31, 2017 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$108	$385	$126	$619
Less than or equal to 660 (b)	21	64	23	108
Missing FICO	1	5	1	7
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	300	842	253	1,395
Less than or equal to 660 (b)	46	143	45	234
Missing FICO	2	9	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	331	890	324	1,545
Less than or equal to 660	55	134	55	244
Missing FICO	2	9	4	15
Less than 90% and updated FICO scores:
Greater than 660	13,954	8,066	13,445	35,465
Less than or equal to 660	1,214	774	507	2,495
Missing FICO	42	57	95	194
Total home equity and residential real estate loans	$16,076	$11,378	$14,883	$42,337

	Home Equity		Residential Real Estate	Total
December 31, 2016 – in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$161	$629	$174	$964
Less than or equal to 660 (b)	32	110	35	177
Missing FICO	1	9	2	12
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	394	1,190	345	1,929
Less than or equal to 660 (b)	66	211	76	353
Missing FICO	3	10	7	20
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	453	1,100	463	2,016
Less than or equal to 660	77	171	78	326
Missing FICO	1	8	6	15
Less than 90% and updated FICO scores:
Greater than 660	14,047	7,913	11,153	33,113
Less than or equal to 660	1,323	822	586	2,731
Missing FICO	42	55	102	199
Missing LTV and updated FICO scores:
Greater than 600			1	1
Total home equity and residential real estate loans	$16,600	$12,228	$13,028	$41,856

(a)	Amounts shown represent recorded investment.

(b)
Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at December 31, 2017: New Jersey 17%, Pennsylvania 13%, Illinois 13%, Ohio 9%, Maryland 8%, Florida 6%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 25% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2016: New Jersey 16%, Pennsylvania 14%, Illinois 12%, Ohio 10%, Florida 7%, Maryland 6%, Michigan 4% and North Carolina 4%. The remainder of the states had lower than 4% of the high risk loans individually, and collectively they represent approximately 27% of the higher risk loans.

102    The PNC Financial Services Group, Inc. – Form 10-K

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

Table 43: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
December 31, 2017
FICO score greater than 719	$3,457	61%	$10,366	63%
650 to 719	1,596	28%	4,352	27%
620 to 649	250	4%	659	4%
Less than 620	272	5%	715	4%
No FICO score available or required (b)	124	2%	314	2%
Total loans using FICO credit metric	5,699	100%	16,406	100%
Consumer loans using other internal credit metrics (a)			5,338
Total loan balance	$5,699		$21,744
Weighted-average updated FICO score (b)		735		741
December 31, 2016
FICO score greater than 719	$3,244	61%	$10,247	65%
650 to 719	1,466	28%	3,873	25%
620 to 649	215	4%	552	3%
Less than 620	229	4%	632	4%
No FICO score available or required (b)	128	3%	489	3%
Total loans using FICO credit metric	5,282	100%	15,793	100%
Consumer loans using other internal credit metrics (a)			6,256
Total loan balance	$5,282		$22,049
Weighted-average updated FICO score (b)		736		744

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

The PNC Financial Services Group, Inc. – Form 10-K  103

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.2 billion and $.3 billion at December 31, 2017 and December 31, 2016, respectively, for the total TDR portfolio.

Table 44 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during the years 2017, 2016 and 2015. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 44. Second in priority would be rate reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to us would be prioritized and included in the Other type of concession in Table 44. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 44: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the year ended December 31, 2017 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	120	$293	$18	$7	$227	$252
Total consumer lending	11,993	248		146	97	243
Total TDRs	12,113	$541	$18	$153	$324	$495
During the year ended December 31, 2016 Dollars in millions
Total commercial lending	143	$524		$57	$413	$470
Total consumer lending	11,262	245		157	76	233
Total TDRs	11,405	$769		$214	$489	$703
During the year ended December 31, 2015 Dollars in millions
Total commercial lending	158	$284	$22	$4	$198	$224
Total consumer lending	10,962	311		190	106	296
Total TDRs	11,120	$595	$22	$194	$304	$520

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2017, 2016 and 2015, and (ii) subsequently defaulted during the 12-month period following each of January 1, 2017, 2016 and 2015, totaled $.1 billion, $.2 billion and $.1 billion, respectively.

104    The PNC Financial Services Group, Inc. – Form 10-K

Impaired Loans
Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the year ended December 31, 2017 and December 31, 2016. The following table provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

Table 45: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
December 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$580	$353	$76	$419
Total consumer lending	1,061	1,014	195	1,072
Total impaired loans with an associated allowance	1,641	1,367	271	1,491
Impaired loans without an associated allowance
Total commercial lending	494	366		330
Total consumer lending	1,019	638		648
Total impaired loans without an associated allowance	1,513	1,004		978
Total impaired loans	$3,154	$2,371	$271	$2,469
December 31, 2016
Impaired loans with an associated allowance
Total commercial lending	$742	$477	$105	$497
Total consumer lending	1,237	1,185	226	1,255
Total impaired loans with an associated allowance	1,979	1,662	331	1,752
Impaired loans without an associated allowance
Total commercial lending	447	322		365
Total consumer lending	982	608		604
Total impaired loans without an associated allowance	1,429	930		969
Total impaired loans	$3,408	$2,592	$331	$2,721

(a)	Average recorded investment is for the years ended December 31, 2017 and 2016.

The PNC Financial Services Group, Inc. – Form 10-K  105

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

Table 46: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

Dollars in millions	Commercial Lending	Consumer Lending	Total
December 31, 2017
Allowance for Loan and Lease Losses
January 1	$1,534	$1,055	$2,589
Charge-offs	(221)	(565)	(786)
Recoveries	116	213	329
Net (charge-offs)	(105)	(352)	(457)
Provision for credit losses	147	294	441
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	5	(1)	4
Other	1	33	34
December 31	$1,582	$1,029	$2,611
TDRs individually evaluated for impairment	$35	$195	$230
Other loans individually evaluated for impairment	41		41
Loans collectively evaluated for impairment	1,506	561	2,067
Purchased impaired loans		273	273
December 31	$1,582	$1,029	$2,611
Loan Portfolio
TDRs individually evaluated for impairment	$409	$1,652	$2,061
Other loans individually evaluated for impairment	310		310
Loans collectively evaluated for impairment	146,720	68,102	214,822
Fair value option loans (a)		869	869
Purchased impaired loans		2,396	2,396
December 31	$147,439	$73,019	$220,458
Portfolio segment ALLL as a percentage of total ALLL	61%	39%	100%
Ratio of the allowance for loan and lease losses to total loans	1.07%	1.41%	1.18%
December 31, 2016
Allowance for Loan and Lease Losses
January 1	$1,605	$1,122	$2,727
Charge-offs	(363)	(523)	(886)
Recoveries	178	165	343
Net (charge-offs)	(185)	(358)	(543)
Provision for credit losses	153	280	433
Net (increase) in allowance for unfunded loan commitments and letters of credit	(39)	(1)	(40)
Other		12	12
December 31	$1,534	$1,055	$2,589
TDRs individually evaluated for impairment	$45	$226	$271
Other loans individually evaluated for impairment	60		60
Loans collectively evaluated for impairment	1,392	546	1,938
Purchased impaired loans	37	283	320
December 31	$1,534	$1,055	$2,589
Loan Portfolio
TDRs individually evaluated for impairment	$428	$1,793	$2,221
Other loans individually evaluated for impairment	371		371
Loans collectively evaluated for impairment	137,047	67,345	204,392
Fair value option loans (a)		893	893
Purchased impaired loans	109	2,847	2,956
December 31	$137,955	$72,878	$210,833
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans (b)	1.11%	1.45%	1.23%

106    The PNC Financial Services Group, Inc. – Form 10-K

In millions	Commercial Lending	Consumer Lending	Total
December 31, 2015
Allowance for Loan and Lease Losses
January 1	$1,571	$1,760	$3,331
Charge-offs	(255)	(550)	(805)
Recoveries	240	179	419
Net charge-offs	(15)	(371)	(386)
Provision for credit losses	55	200	255
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(3)	1	(2)
Other (b)	(3)	(468)	(471)
December 31	$1,605	$1,122	$2,727
TDRs individually evaluated for impairment	$43	$276	$319
Other loans individually evaluated for impairment	76		76
Loans collectively evaluated for impairment	1,437	585	2,022
Purchased impaired loans	49	261	310
December 31	$1,605	$1,122	$2,727
Loan Portfolio
TDRs individually evaluated for impairment	$434	$1,917	$2,351
Other loans individually evaluated for impairment	309		309
Loans collectively evaluated for impairment	132,632	66,977	199,609
Fair value option loans (a)		905	905
Purchased impaired loans	169	3,353	3,522
December 31	$133,544	$73,152	$206,696
Portfolio segment ALLL as a percentage of total ALLL	59%	41%	100%
Ratio of the allowance for loan and lease losses to total loans	1.20%	1.53%	1.32%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly there is no allowance recorded on these loans.

(b)
Includes $468 million in write-offs of purchased impaired loans due to the change in derecognition policy effective December 31, 2015 for certain consumer purchased impaired loans. See Note 1 Accounting Policies in our 2015 Form 10-K for additional information.

Net interest income less the provision for credit losses was $8.7 billion, $8.0 billion and $8.0 billion for 2017, 2016 and 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  107

NOTE 5 INVESTMENT SECURITIES
Table 47: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$14,432	$173	$(84)	$14,521
Residential mortgage-backed
Agency	25,534	121	(249)	25,406
Non-agency	2,443	336	(21)	2,758
Commercial mortgage-backed
Agency	1,960	2	(58)	1,904
Non-agency	2,603	19	(9)	2,613
Asset-backed	5,331	74	(8)	5,397
Other debt	4,322	129	(17)	4,434
Total debt securities	56,625	854	(446)	57,033
Other	587		(2)	585
Total securities available for sale	$57,212	$854	$(448)	$57,618
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$741	$37	$(13)	$765
Residential mortgage-backed
Agency	14,503	77	(139)	14,441
Non-agency	167	7		174
Commercial mortgage-backed
Agency	407	4		411
Non-agency	538	10		548
Asset-backed	200	1		201
Other debt	1,957	88	(20)	2,025
Total securities held to maturity	$18,513	$224	$(172)	$18,565
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,100	$151	$(77)	$13,174
Residential mortgage-backed
Agency	26,245	170	(287)	26,128
Non-agency	3,191	227	(52)	3,366
Commercial mortgage-backed
Agency	2,150	3	(34)	2,119
Non-agency	4,023	29	(27)	4,025
Asset-backed	5,938	52	(22)	5,968
Other debt	4,656	104	(37)	4,723
Total debt securities	59,303	736	(536)	59,503
Other	603		(2)	601
Total securities available for sale	$59,906	$736	$(538)	$60,104
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$527	$35	$(22)	$540
Residential mortgage-backed
Agency	11,074	68	(161)	10,981
Non-agency	191	7		198
Commercial mortgage-backed
Agency	903	24		927
Non-agency	567	10		577
Asset-backed	558		(2)	556
Other debt	2,023	76	(12)	2,087
Total securities held to maturity	$15,843	$220	$(197)	$15,866

108    The PNC Financial Services Group, Inc. – Form 10-K

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as Accumulated other comprehensive income or loss, net of tax, unless credit-related. Securities held to maturity are carried at amortized cost. At December 31, 2017, Accumulated other comprehensive income included pretax gains of $54 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 48 presents gross unrealized losses and fair value of debt securities at December 31, 2017 and December 31, 2016. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where the noncredit portion of OTTI has been recognized in Accumulated other comprehensive income (loss).

Table 48: Gross Unrealized Loss and Fair Value of Debt Securities

In millions	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(42)	$6,099	$(42)	$1,465	$(84)	$7,564
Residential mortgage-backed
Agency	(47)	8,151	(202)	9,954	(249)	18,105
Non-agency			(21)	383	(21)	383
Commercial mortgage-backed
Agency	(11)	524	(47)	1,302	(58)	1,826
Non-agency	(3)	400	(6)	333	(9)	733
Asset-backed	(4)	1,697	(4)	462	(8)	2,159
Other debt	(3)	966	(14)	798	(17)	1,764
Total debt securities available for sale	$(110)	$17,837	$(336)	$14,697	$(446)	$32,534
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(3)	$195	$(10)	$255	$(13)	$450
Residential mortgage-backed
Agency	(10)	3,167	(129)	6,168	(139)	9,335
Other debt	(12)	83	(8)	67	(20)	150
Total debt securities held to maturity	$(25)	$3,445	$(147)	$6,490	$(172)	$9,935
December 31, 2016
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(57)	$3,108	$(20)	$2,028	$(77)	$5,136
Residential mortgage-backed
Agency	(267)	16,942	(20)	922	(287)	17,864
Non-agency	(1)	109	(51)	1,119	(52)	1,228
Commercial mortgage-backed
Agency	(33)	1,577	(1)	86	(34)	1,663
Non-agency	(14)	880	(13)	987	(27)	1,867
Asset-backed	(5)	1,317	(17)	902	(22)	2,219
Other debt	(33)	1,827	(4)	243	(37)	2,070
Total debt securities available for sale	$(410)	$25,760	$(126)	$6,287	$(536)	$32,047
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(22)	$238			$(22)	$238
Residential mortgage-backed
Agency	(153)	8,041	$(8)	$161	(161)	8,202
Asset-backed			(2)	451	(2)	451
Other debt	(12)	146		1	(12)	147
Total debt securities held to maturity	$(187)	$8,425	$(10)	$613	$(197)	$9,038

The PNC Financial Services Group, Inc. – Form 10-K  109

Evaluating Investment Securities for Other-than-Temporary Impairments
For the securities in Table 48, as of December 31, 2017 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.
On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies. For those securities on our balance sheet at December 31, 2017, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.
The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2017, 2016 and 2015, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in accumulated other comprehensive income (loss), net of tax, on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.
Table 49: Gains (Losses) on Sales of Securities Available for Sale

In millions	Proceeds	Gross Gains	Gross Losses	Net Gains	Tax Expense
Year ended December 31
2017	$5,722	$38	$(31)	$7	$2
2016	$3,489	$24	$(8)	$16	$6
2015	$6,829	$56	$(13)	$43	$15
The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2017.
Table 50: Contractual Maturity of Debt Securities

December 31, 2017	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$85	$8,780	$4,449	$1,118	$14,432
Residential mortgage-backed
Agency	3	45	561	24,925	25,534
Non-agency				2,443	2,443
Commercial mortgage-backed
Agency	2	259	624	1,075	1,960
Non-agency			451	2,152	2,603
Asset-backed	13	1,846	1,897	1,575	5,331
Other debt	521	2,032	670	1,099	4,322
Total debt securities available for sale	$624	$12,962	$8,652	$34,387	$56,625
Fair value	$626	$12,958	$8,695	$34,754	$57,033
Weighted-average yield, GAAP basis	2.73%	2.12%	2.29%	2.97%	2.67%
Securities Held to Maturity
U.S. Treasury and government agencies			$377	$364	$741
Residential mortgage-backed
Agency		$67	346	14,090	14,503
Non-agency				167	167
Commercial mortgage-backed
Agency	$172	177	4	54	407
Non-agency				538	538
Asset-backed			114	86	200
Other debt	49	394	854	660	1,957
Total debt securities held to maturity	$221	$638	$1,695	$15,959	$18,513
Fair value	$221	$654	$1,751	$15,939	$18,565
Weighted-average yield, GAAP basis	3.58%	3.92%	3.44%	3.21%	3.26%

110    The PNC Financial Services Group, Inc. – Form 10-K

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2017, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $31.0 billion and fair value of $30.8 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.

Table 51: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2017	December 31 2016
Pledged to others	$8,175	$9,493
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,152	$912
Permitted amount repledged to others	$1,097	$799
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

The PNC Financial Services Group, Inc. – Form 10-K  111

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
Any models used to determine fair values or to validate dealer quotes are subject to review and independent testing as part of our model validation and internal control testing processes. Our Model Risk Management Group reviews significant models on at least an annual basis. In addition, the Valuation Committee approves valuation methodologies and reviews the results of independent valuation reviews and processes for assets and liabilities measured at fair value on a recurring basis.

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
Certain infrequently traded debt securities within Other debt securities available-for-sale and Trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 54. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could result in a significantly lower (higher) fair value estimate.

112    The PNC Financial Services Group, Inc. – Form 10-K

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

Valuation assumptions may include observable inputs based on the benchmark interest rate swap curve, whole loan sales and agency sales transactions. The significant unobservable input for commercial mortgage loans held for sale, excluding those to be sold to agencies, is management’s assumption of the spread applied to the benchmark rate. The spread over the benchmark curve includes management’s assumptions of the impact of credit and liquidity risk. Significant increases (decreases) in the spread applied to the benchmark would result in a significantly lower (higher) asset value. The wide range of the spread over the benchmark curve is due to the varying risk and underlying property characteristics within our portfolio. Based on the significance of the unobservable input we classified this portfolio as Level 3.

For loans to be sold to agencies with servicing retained, the fair value is adjusted for the estimated servicing cash flows, which is an unobservable input. This adjustment is not considered significant given the relative insensitivity of the value to changes in the input to the fair value of the loans. Accordingly, commercial mortgage loans held for sale to agencies are classified as Level 2 as of December 31, 2017.
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
Mortgage Servicing Rights (MSRs)
MSRs are carried at fair value on a recurring basis. Assumptions incorporated into the MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the MSRs. Although sales of MSRs do occur and can offer some market insight, MSRs do not trade in an active, open market with readily observable prices so the precise terms and conditions of sales are not available.
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

The PNC Financial Services Group, Inc. – Form 10-K  113

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
Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3. Unobservable inputs related to interest rate contracts include probability of funding of residential mortgage loan commitments and estimated servicing cash flows of commercial and residential mortgage loan commitments. Probability of default and loss severity are the significant unobservable inputs used in the valuation of risk participation agreements. The fair values of Level 3 assets and liabilities related to these financial derivatives as of December 31, 2017 and 2016 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 54 of this Note 6.
In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of the shares to retain any future risk of decreases in the conversion rate of Class B common shares to Class A common shares resulting from increases in the escrow funded by Visa to pay for the costs of resolution of specified litigation

(see Note 19 Legal Proceedings). These swaps also require PNC to make periodic payments based on the market price of the Class A common shares and a fixed rate of interest until the Visa litigation is resolved. An increase in the estimated length of litigation resolution date, a decrease in the estimated conversion rate, or an increase in the estimated growth rate of the Class A share price will each have a negative impact on the fair value of the swaps and vice versa.
The fair values of our derivatives include a credit valuation adjustment to reflect our own and our counterparties’ nonperformance risk. Our credit valuation adjustment is computed using new loan pricing and considers externally available bond spreads, in conjunction with internal historical recovery observations.
Other Assets and Liabilities
Other assets held at fair value on a recurring basis primarily include assets related to PNC’s deferred compensation and supplemental incentive savings plans and BlackRock Series C Preferred Stock.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 54 in this Note 6.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 54 in this Note 6.
114    The PNC Financial Services Group, Inc. – Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 52: Fair Value Measurements – Recurring Basis Summary

	December 31, 2017				December 31, 2016
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$829	$3	$832		$1,008	$2	$1,010
Commercial mortgage loans held for sale		723	107	830			1,400	1,400
Securities available for sale
U.S. Treasury and government agencies	$14,088	433		14,521	$12,572	602		13,174
Residential mortgage-backed
Agency		25,406		25,406		26,128		26,128
Non-agency		97	2,661	2,758		112	3,254	3,366
Commercial mortgage-backed
Agency		1,904		1,904		2,119		2,119
Non-agency		2,613		2,613		4,025		4,025
Asset-backed		5,065	332	5,397		5,565	403	5,968
Other debt		4,347	87	4,434		4,657	66	4,723
Total debt securities	14,088	39,865	3,080	57,033	12,572	43,208	3,723	59,503
Other	524	61		585	541	60		601
Total securities available for sale	14,612	39,926	3,080	57,618	13,113	43,268	3,723	60,104
Loans		571	298	869		558	335	893
Equity investments (a)			1,036	1,265			1,331	1,381
Residential mortgage servicing rights			1,164	1,164			1,182	1,182
Commercial mortgage servicing rights			668	668			576	576
Trading securities (b)	1,243	1,670	2	2,915	1,458	1,169	2	2,629
Financial derivatives (b) (c)		2,864	10	2,874	10	4,566	40	4,616
Other assets	278	253	107	638	266	312	239	817
Total assets	$16,133	$46,836	$6,475	$69,673	$14,847	$50,881	$8,830	$74,608
Liabilities
Other borrowed funds	$1,079	$254	$11	$1,344	$799	$161	$10	$970
Financial derivatives (c) (d)		2,369	487	2,856	1	3,424	414	3,839
Other liabilities			33	33			9	9
Total liabilities	$1,079	$2,623	$531	$4,233	$800	$3,585	$433	$4,818

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

(c)
Amounts at December 31, 2017 and December 31, 2016, are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K  115

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2017 and 2016 follow.

Table 53: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2017
Assets
Residential mortgage loans held for sale	$2				$8	$(1)			$10	$(16)	(c)	$3
Commercial mortgage loans held for sale	1,400	$81				(5,278)	$4,885	$(258)		(723)	(d)	107	$4
Securities available for sale
Residential mortgage- backed non-agency	3,254	77		$137		(33)		(774)				2,661	(1)
Commercial mortgage- backed non-agency		12				(12)
Asset-backed	403	12		22		(25)		(80)				332
Other debt	66			19	13	(1)		(10)				87
Total securities available for sale	3,723	101		178	13	(71)		(864)				3,080	(1)
Loans	335				97	(28)		(68)	13	(51)	(c)	298	(7)
Equity investments	1,331	239			214	(565)				(183)	(e)	1,036	145
Residential mortgage servicing rights	1,182	(83)			185		55	(175)				1,164	(79)
Commercial mortgage servicing rights	576	46			69		88	(111)				668	45
Trading securities	2											2
Financial derivatives	40	39			3			(67)		(5)		10	67
Other assets	239	23						(155)				107	24
Total assets	$8,830	$446		$178	$589	$(5,943)	$5,028	$(1,698)	$23	$(978)		$6,475	$198
Liabilities
Other borrowed funds	$10						$72	$(71)				$11
Financial derivatives	414	$293				$3		(221)		$(2)		487	$297
Other liabilities	9	25					173	(174)				33	26
Total liabilities	$433	$318				$3	$245	$(466)		$(2)		$531	$323
Net gains (losses)		$128	(f)										$(125)	(g)

116    The PNC Financial Services Group, Inc. – Form 10-K

Year Ended December 31, 2016

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2016 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2015	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3	(c)	Fair Value Dec. 31, 2016
Assets
Residential mortgage loans held for sale	$5				$10	$(3)			$10		$(20)		$2
Commercial mortgage loans held for sale	641	$79				(3,810)	$4,515	$(25)					1,400	$(3)
Securities available for sale
Residential mortgage- backed non-agency	4,008	75		$16		(60)		(785)					3,254	(2)
Asset-backed	482	13		(3)				(89)					403
Other debt	45	1		28	12	(17)		(3)	2		(2)		66
Total securities available for sale	4,535	89		41	12	(77)		(877)	2		(2)		3,723	(2)
Loans	340	8			126	(22)		(78)	15		(54)		335	2
Equity investments	1,098	148			269	(418)			235	(e)	(1)		1,331	127
Residential mortgage servicing rights	1,063	37			188		62	(168)					1,182	39
Commercial mortgage servicing rights	526	45			36		61	(92)					576	45
Trading securities	3							(1)					2
Financial derivatives	31	115			2			(108)					40	102
Other assets	364	15		(2)				(138)					239	13
Total assets	$8,606	$536		$39	$643	$(4,330)	$4,638	$(1,487)	$262		$(77)		$8,830	$323
Liabilities
Other borrowed funds	$12						$87	$(89)					$10
Financial derivatives	473	$127				$4		(190)					414	$129
Other liabilities	10	(9)					132	(124)					9
Total liabilities	$495	$118				$4	$219	$(403)					$433	$129
Net gains (losses)		$418	(f)											$194	(g)

(a)	Losses for assets are bracketed while losses for liabilities are not.

(b)
The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.

(c)	Transfers out of Level 3 primarily reflect the reclassification of residential mortgage loans held for sale to held for investment and the transfer of residential mortgage loans to OREO.

(d)	Reflects a transfer from Level 3 to Level 2 due to an unobservable valuation input that was deemed to be not significant.

(e)	Reflects transfers into and out of Level 3 associated with changes in valuation methodology for certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act.

(f)
Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.

(g)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.
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

The PNC Financial Services Group, Inc. – Form 10-K  117

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 54: Fair Value Measurements – Recurring Quantitative Information
December 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$107	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,470bps (1,020bps)
Residential mortgage-backed non-agency securities	2,661	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 31.6% (10.8%)
			Constant default rate (CDR)	0.1% - 18.8% (5.4%)
			Loss severity	15.0% - 100.0% (51.5%)
			Spread over the benchmark curve (a)	190bps weighted average
Asset-backed securities	332	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 19.0% (7.9%)
			Constant default rate (CDR)	2.0% - 11.8% (5.4%)
			Loss severity	15.0% - 100.0% (68.5%)
			Spread over the benchmark curve (a)	179bps weighted average
Loans	133	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (20.6%)
			Discount rate	5.5% - 8.0% (5.7%)
	104	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.9% weighted average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,036	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.3x)
Residential mortgage servicing rights	1,164	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.7% (10.0%)
			Spread over the benchmark curve (a)	390bps - 1,839bps (830bps)
Commercial mortgage servicing rights	668	Discounted cash flow	Constant prepayment rate (CPR)	7.7% - 14.2% (8.5%)
			Discount rate	6.4% - 7.9% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(380)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	58
Total Level 3 assets, net of liabilities (d)	$5,944

118    The PNC Financial Services Group, Inc. – Form 10-K

December 31, 2016

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$1,400	Discounted cash flow	Spread over the benchmark curve (a)	42bps - 1,725bps (362bps)
			Estimated servicing cash flows	0.0% - 7.3% (1.5%)
Residential mortgage-backed non-agency securities	3,254	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 24.2% (7.2%)
			Constant default rate (CDR)	0.0% - 16.7% (5.3%)
			Loss severity	10.0% - 98.5% (53.5%)
			Spread over the benchmark curve (a)	236bps weighted average
Asset-backed securities	403	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 16.0% (6.4%)
			Constant default rate (CDR)	2.0% - 13.9% (6.6%)
			Loss severity	24.2% - 100.0% (77.3%)
			Spread over the benchmark curve (a)	278bps weighted average
Loans	141	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (86.9%)
			Loss severity	0.0% - 100.0% (22.9%)
			Discount rate	4.7% - 6.7% (5.1%)
	116	Discounted cash flow	Loss severity	8.0% weighted average
			Discount rate	4.2% weighted average
	78	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (57.9%)
Equity investments	1,331	Multiple of adjusted earnings	Multiple of earnings	4.5x - 12.0x (7.8x)
		Consensus pricing (b)	Liquidity discount	0.0% - 40.0%
Residential mortgage servicing rights	1,182	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.0% (9.4%)
			Spread over the benchmark curve (a)	341bps - 1,913bps (850bps)
Commercial mortgage servicing rights	576	Discounted cash flow	Constant prepayment rate (CPR)	7.5% - 43.4% (8.6%)
			Discount rate	3.5% - 7.6% (7.5%)
Other assets – BlackRock Series C Preferred Stock	232	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - BlackRock LTIP	(232)	Consensus pricing (b)	Liquidity discount	15.0% - 25.0% (20.0%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(164)	Discounted cash flow	Estimated conversion factor of Class B shares into Class A shares	164.4% weighted average
			Estimated growth rate of Visa Class A share price	14.0%
			Estimated length of litigation resolution date	Q2 2019
Insignificant Level 3 assets, net of liabilities (c)	80
Total Level 3 assets, net of liabilities (d)	$8,397

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

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

(d)	Consisted of total Level 3 assets of $6.4 billion and total Level 3 liabilities of $.5 billion as of December 31, 2017 and $8.8 billion and $.4 billion as of December 31, 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  119

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 55 and Table 56.
Nonaccrual Loans
Nonaccrual loans represent the fair value of those loans which have been adjusted due to impairment. The impairment is primarily based on the appraised value of the collateral.

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

OREO, Foreclosed and Other Assets
The carrying value of OREO and foreclosed assets includes valuation adjustments recorded subsequent to the transfer to OREO and foreclosed assets. These valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price and the appraisal process for OREO and foreclosed properties is the same as described above for nonaccrual loans. The carrying value of other assets includes valuation adjustments that are generally based on the appraised value of the underlying assets.

Long-Lived Assets
Long-lived assets consists of buildings for which valuation adjustments were recorded during the period. A facility classified as held and used is impaired to the extent its carrying value is not recoverable and exceeds fair value. Valuation adjustments on buildings held for sale are based on the fair value of the property less an estimated cost to sell and are recorded subsequent to the transfer of the asset to held for sale status. Fair value is determined either by a third-party appraisal, recent sales offer, changes in market or property conditions, or where we have agreed to sell the building to a third party, the contractual sales price. Impairment on these long-lived assets is recorded in Other noninterest expense on our Consolidated Income Statement.

Table 55: Fair Value Measurements – Nonrecurring

	Fair Value
In millions	December 31 2017	December 31 2016
Assets (a)
Nonaccrual loans	$100	$187
OREO, foreclosed and other assets	70	107
Long-lived assets	80	18
Total assets	$250	$312

Year ended December 31 In millions	Gains (Losses)
	2017	2016	2015
Assets (a)
Nonaccrual loans	$(8)	$(106)	$(44)
OREO, foreclosed and other assets	(10)	(16)	(18)
Long-lived assets	(168)	(15)	(20)
Total assets	$(186)	$(137)	$(82)

(a)	All Level 3 for the periods presented.

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows.

Table 56: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs (a)
December 31, 2017
Assets
Nonaccrual loans	$100	Fair value of property or collateral	Appraised value/sales price
OREO, foreclosed and other assets	70	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	47	Fair value of property or collateral	Appraised value/sales price
	20	Fair value of property or collateral	Broker opinion
	13	Fair value of property or collateral	Projected income/required improvement costs
Total assets	$250
December 31, 2016
Assets
Nonaccrual loans	$187	Fair value of property or collateral	Appraised value/sales price
OREO, foreclosed and other assets	107	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	18	Fair value of property or collateral	Appraised value/sales price
Total assets	$312

(a)	Additional quantitative information for the unobservable inputs was not meaningful for the periods presented.

120    The PNC Financial Services Group, Inc. – Form 10-K

Financial Instruments Accounted for under Fair Value Option
We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, please refer to the Fair Value Measurement section of this Note 6. These financial instruments are initially measured at fair value. Gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings.
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
Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.

Table 57: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2017
Assets
Residential mortgage loans held for sale
Performing loans	$822	$796	$26
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	7	8	(1)
Total	$832	$807	$25
Commercial mortgage loans held for sale (a)
Performing loans	$828	$842	$(14)
Nonaccrual loans	2	3	(1)
Total	$830	$845	$(15)
Residential mortgage loans
Performing loans	$251	$280	$(29)
Accruing loans 90 days or more past due	421	431	(10)
Nonaccrual loans	197	317	(120)
Total	$869	$1,028	$(159)
Other assets	$216	$212	$4
Liabilities
Other borrowed funds	$84	$85	$(1)
December 31, 2016
Assets
Residential mortgage loans held for sale
Performing loans	$1,000	$988	$12
Accruing loans 90 days or more past due	4	4
Nonaccrual loans	6	6
Total	$1,010	$998	$12
Commercial mortgage loans held for sale (a)
Performing loans	$1,395	$1,412	$(17)
Nonaccrual loans	5	9	(4)
Total	$1,400	$1,421	$(21)
Residential mortgage loans
Performing loans	$247	$289	$(42)
Accruing loans 90 days or more past due	427	428	(1)
Nonaccrual loans	219	346	(127)
Total	$893	$1,063	$(170)
Other assets	$293	$288	$5
Liabilities
Other borrowed funds	$81	$82	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2017 or December 31, 2016.

The PNC Financial Services Group, Inc. – Form 10-K  121

The changes in fair value for items for which we elected the fair value option are as follows.

Table 58: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2017	2016	2015
Assets
Residential mortgage loans held for sale	$121	$152	$152
Commercial mortgage loans held for sale	$87	$76	$96
Residential mortgage loans	$27	$30	$43
Other assets	$60	$50	$(8)
Liabilities
Other liabilities	$(26)		$4

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

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

Other Assets
Other assets includes accrued interest receivable, cash collateral, federal funds sold and resale agreements, equity investments carried at cost, certain loans held for sale, and FHLB and FRB stock. The aggregate carrying value of our FHLB and FRB stock was $1.8 billion at December 31, 2017 and $1.7 billion at December 31, 2016, which approximated fair value at each date.
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

122    The PNC Financial Services Group, Inc. – Form 10-K

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2017 and December 31, 2016 are as follows.

Table 59: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Cash and due from banks	$5,249	$5,249	$5,249
Interest-earning deposits with banks	28,595	28,595		$28,595
Securities held to maturity	18,513	18,565	765	17,658	$142
Net loans (excludes leases)	209,044	211,175			211,175
Other assets	6,078	6,736		5,949	787
Total assets	$267,479	$270,320	$6,014	$52,202	$212,104
Liabilities
Deposits	$265,053	$264,854		$264,854
Borrowed funds	57,744	58,503		56,853	$1,650
Unfunded loan commitments and letters of credit	297	297			297
Other liabilities	399	399		399
Total liabilities	$323,493	$324,053		$322,106	$1,947
December 31, 2016
Assets
Cash and due from banks	$4,879	$4,879	$4,879
Interest-earning deposits with banks	25,711	25,711		$25,711
Securities held to maturity	15,843	15,866	540	15,208	$118
Net loans (excludes leases)	199,766	201,863			201,863
Other assets	4,793	5,243		4,666	577
Total assets	$250,992	$253,562	$5,419	$45,585	$202,558
Liabilities
Deposits	$257,164	$257,038		$257,038
Borrowed funds	51,736	52,322		50,941	$1,381
Unfunded loan commitments and letters of credit	301	301			301
Other liabilities	417	417		417
Total liabilities	$309,618	$310,078		$308,396	$1,682

The aggregate fair value in Table 59 represents only a portion of the total market value of our total assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 52),

•	investments accounted for under the equity method,

•	real and personal property,

•	lease financing,

•	loan customer relationships,

•	deposit customer intangibles,

•	mortgage servicing rights,

•	retail branch networks,

•	fee-based businesses, such as asset management and brokerage, and

•	trademarks and brand names.

The PNC Financial Services Group, Inc. – Form 10-K  123

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment during 2017, 2016 and 2015 follow:

Table 60: Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2015	$5,795	$3,244	$64	$9,103
December 31, 2016	$5,795	$3,244	$64	$9,103
December 31, 2017 (b)	$5,795	$3,314	$64	$9,173

(a)	The BlackRock business segment did not have any allocated goodwill during 2017, 2016 and 2015.

(b)	Corporate & Institutional Banking's goodwill balance as of December 31, 2017 includes the impact of $70 million from business acquisitions in 2017.

We conduct a goodwill impairment test on our reporting units at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units with goodwill is determined by using discounted cash flow and market comparability methodologies. Based on the results of our analysis, there were no impairment charges related to goodwill in 2017, 2016 or 2015.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.8 billion at both December 31, 2017 and December 31, 2016, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

Commercial Mortgage Servicing Rights
We recognize gains/(losses) on changes in the fair value of commercial MSRs. Commercial MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of commercial MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of commercial MSRs declines (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

Changes in the commercial MSRs follow:

Table 61: Commercial Mortgage Servicing Rights

In millions	2017	2016	2015
January 1	$576	$526	$506
Additions:
From loans sold with servicing retained	88	61	63
Purchases	69	36	55
Changes in fair value due to:
Time and payoffs (a)	(111)	(92)	(89)
Other (b)	46	45	(9)
December 31	$668	$576	$526
Related unpaid principal balance at December 31	$162,182	$143,139	$145,823
Servicing advances at December 31	$217	$265	$251

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.
Residential Mortgage Servicing Rights
Residential MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of residential MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of residential MSRs declines (or increases).

The fair value of residential MSRs is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.

124    The PNC Financial Services Group, Inc. – Form 10-K

Changes in the residential MSRs follow:

Table 62: Residential Mortgage Servicing Rights

In millions	2017	2016	2015
January 1	$1,182	$1,063	$845
Additions:
From loans sold with servicing retained	55	62	78
Purchases	185	188	316
Changes in fair value due to:
Time and payoffs (a)	(175)	(168)	(178)
Other (b)	(83)	37	2
December 31	$1,164	$1,182	$1,063
Unpaid principal balance of loans serviced for others at December 31	$126,769	$125,381	$123,466
Servicing advances at December 31	$201	$302	$411

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting from market-driven changes in interest rates and changes in model assumptions.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2017 are shown in Tables 63 and 64. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 63 and 64. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 63: Commercial Mortgage Loan Servicing Rights –Key Valuation Assumptions

Dollars in millions	December 31 2017	December 31 2016
Fair value	$668	$576
Weighted-average life (years)	4.4	4.6
Weighted-average constant prepayment rate	8.51%	8.61%
Decline in fair value from 10% adverse change	$12	$11
Decline in fair value from 20% adverse change	$23	$21
Effective discount rate	7.81%	7.52%
Decline in fair value from 10% adverse change	$18	$16
Decline in fair value from 20% adverse change	$36	$31

Table 64: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2017		December 31 2016
Fair value	$1,164		$1,182
Weighted-average life (years)	6.4		6.8
Weighted-average constant prepayment rate	10.04%		9.41%
Decline in fair value from 10% adverse change	$44		$45
Decline in fair value from 20% adverse change	$85		$86
Weighted-average option adjusted spread	830	bps	850	bps
Decline in fair value from 10% adverse change	$35		$37
Decline in fair value from 20% adverse change	$67		$72

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.5 billion for each of 2017, 2016 and 2015. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  125

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 65: Premises, Equipment and Leasehold Improvements

In millions	December 31 2017	December 31 2016
Premises, equipment and leasehold improvements	$10,939	$10,410
Accumulated depreciation and amortization	(5,503)	(4,888)
Net book value	$5,436	$5,522

The following table includes depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software.

Table 66: Depreciation and Amortization Expense

Year ended December 31 In millions	2017	2016	2015
Depreciation	$743	$683	$643
Amortization	56	46	40
Total depreciation and amortization	$799	$729	$683

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was as follows:

Table 67: Lease Rental Expense

Year ended December 31 In millions	2017	2016	2015
Lease rental expense	$431	$442	$460

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.6 billion at December 31, 2017.

Future minimum annual rentals are as follows:

Table 68: Minimum Annual Lease Rentals

In millions
2018	$382
2019	$343
2020	$302
2021	$260
2022	$217
2023 and thereafter	$1,051

NOTE 9 TIME DEPOSITS
Total time deposits of $17.3 billion at December 31, 2017 have future contractual maturities, including related purchase accounting adjustments, as follows:

Table 69: Time Deposits

In billions
2018	$12.1
2019	$1.1
2020	$.9
2021	$1.0
2022	$.9
2023 and thereafter	$1.3

NOTE 10 BORROWED FUNDS
The following shows the carrying value of total borrowed funds of $59.1 billion at December 31, 2017 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 70: Borrowed Funds

In billions
2018	$16.0
2019	$12.3
2020	$13.8
2021	$3.7
2022	$4.9
2023 and thereafter	$8.4

126    The PNC Financial Services Group, Inc. – Form 10-K

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2017 and the carrying values as of December 31, 2017 and 2016.
Table 71: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2017	2017	2017	2016
Parent Company
Senior debt	1.64%-6.70%	2018-2027	$5,203	$3,960
Subordinated debt	3.90%-6.88%	2019-2024	1,440	2,038
Junior subordinated debt	2.05%	2028	205	205
Subtotal			6,848	6,203
Bank
FHLB (a)	zero-6.35%	2018-2030	21,037	17,549
Senior debt	1.05%-3.30%	2018-2043	22,859	19,012
Subordinated debt	2.70%-6.88%	2018-2025	3,555	5,766
Subtotal			47,451	42,327
Total			$54,299	$48,530

(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities.
In Table 71, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $38 million and $23 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(187) million and $2 million, respectively, related to fair value accounting hedges as of December 31, 2017.
Also included in borrowed funds are repurchase agreements. Additionally, certain borrowings are reported at fair value. Refer to Note 6 Fair Value for more information on those borrowings.
Junior Subordinated Debentures
PNC Capital Trust C, a wholly-owned finance subsidiary of The PNC Financial Services Group, Inc., owns junior subordinated debentures issued by PNC with a carrying value of $205 million. In June 1998, PNC Capital Trust C issued $200 million of trust preferred securities which bear interest at an annual rate of 3 month LIBOR plus 57 basis points. The trust preferred securities are currently redeemable by PNC Capital Trust C at par. In accordance with GAAP, the financial statements of the Trust are not included in our consolidated financial statements.

The obligations of The PNC Financial Services Group, Inc., as the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the trust preferred securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on our overall ability to obtain funds from our subsidiaries. For additional disclosure on these funding restrictions, see Note 18 Regulatory Matters.

We are subject to certain restrictions, including restrictions on dividend payments, in connection with the outstanding junior subordinated debentures. Generally, if there is (i) an event of default under the debenture, (ii) we elect to defer interest on the debenture, (iii) we exercise our right to defer payments on the related trust preferred securities, or (iv) there is a default under our guarantee of such payment obligations, subject to certain limited exceptions, we would be unable during the period of such default or deferral to make payments on our debt securities that rank equal or junior to the debentures as well as to make payments on our equity securities, including dividend payments.

The PNC Financial Services Group, Inc. – Form 10-K  127

NOTE 11 EMPLOYEE BENEFIT PLANS
Pension and Postretirement Plans
We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at the level earned to that point. Earnings credits for all employees who became participants on or after January 1, 2010 are a flat 3% of eligible compensation. All plan participants earn interest on their cash balances based on 30-year Treasury securities rates with those who were participants at December 31, 2009 earning a minimum rate. New participants on or after January 1, 2010 are not subject to the minimum rate. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. We made a voluntary contribution of $200 million in September 2017 to the qualified pension plan. Assets of the qualified pension plan are held in a separate Trust (Trust).

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in Table 72. In November of 2015, we established a voluntary employee beneficiary association (VEBA) to partially fund postretirement medical and life insurance benefit obligations.
We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows.

Table 72: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2017	2016	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$4,726	$4,495	$280	$282
Projected benefit obligation at beginning of year	$4,547	$4,397	$289	$298	$373	$368
Service cost	160	102	3	3	5	6
Interest cost	179	186	10	12	14	15
Amendments	17				2
Actuarial (gains)/losses and changes in assumptions	172	131	8	7	(18)	6
Participant contributions					3	4
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(286)	(269)	(24)	(31)	(25)	(27)
Projected benefit obligation at end of year	$4,789	$4,547	$286	$289	$355	$373
Fair value of plan assets at beginning of year	$4,617	$4,316			$208	$200
Actual return on plan assets	722	320			9	(7)
Employer contribution	200	250	$24	$31	34	$37
Participant contributions					3	4
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(286)	(269)	(24)	(31)	(25)	(27)
Fair value of plan assets at end of year	$5,253	$4,617			$230	$208
Funded status	$464	$70	$(286)	$(289)	$(125)	$(165)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$464	$70
Current liability			$(28)	$(27)	$(2)	$(2)
Noncurrent liability			(258)	(262)	(123)	(163)
Net amount recognized on the consolidated balance sheet	$464	$70	$(286)	$(289)	$(125)	$(165)
Amounts recognized in Accumulated other comprehensive income (AOCI) consist of:
Prior service cost (credit)	$13	$(7)			$1	$(3)
Net actuarial loss	534	841	$77	$74	18	40
Amount recognized in AOCI	$547	$834	$77	$74	$19	$37

128    The PNC Financial Services Group, Inc. – Form 10-K

At December 31, 2017, the fair value of the qualified pension plan assets was more than both the accumulated benefit obligation and the projected benefit obligation.
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

The asset strategy allocations for the Trust at the end of 2017 and 2016, and the target allocation range at the end of 2017, by asset category, are as follows.
Table 73: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2017	2016
Asset Category
Domestic Equity	20 – 40%	30%	28%
International Equity	10 – 25%	24%	21%
Private Equity	0 – 15%	9%	8%
Total Equity	40 – 70%	63%	57%
Domestic Fixed Income	10 – 40%	16%	16%
High Yield Fixed Income	0 – 25%	10%	12%
Total Fixed Income	10 – 65%	26%	28%
Real estate	0 – 15%	5%	5%
Other	0 – 10%	6%	10%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy

Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2017 for equity securities, fixed income securities, real estate and all other assets are 70%, 17%, 5% and 8%, respectively.
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
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2017 and December 31, 2016 follows:

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

The PNC Financial Services Group, Inc. – Form 10-K  129

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2017 and 2016.
Table 74: Pension Plan Assets - Fair Value Hierarchy

	Fair Value Measurements Using:
December 31, 2017 - in millions	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest bearing cash	$11	$10	$1
Money market funds	339	339
U.S. government and agency securities	338	233	105
Corporate debt	583		578	$5
Common stock	804	791	13
Mutual Funds	271		271
Other	77	1	69	7
Investments measured at net asset value (a)	2,830
Total	$5,253	$1,374	$1,037	$12
December 31, 2016 - in millions
Interest bearing cash	$45	$35	$10
Money market funds	404	404
U.S. government and agency securities	285	158	127
Corporate debt	580		572	$8
Common stock	652	645	7
Other	60		60
Investments measured at net asset value (a)	2,591
Total	$4,617	$1,242	$776	$8

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

130    The PNC Financial Services Group, Inc. – Form 10-K

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 75: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments	Reduction in PNC Benefit Payments Due to Medicare Part D Subsidy
Estimated 2018 employer contributions		$28	$26
Estimated future benefit payments
2018	$295	$28	$26
2019	$303	$25	$27
2020	$315	$24	$27
2021	$318	$23	$26
2022	$318	$22	$26
2023-2027	$1,573	$100	$123	$2

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2018 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 76: Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net periodic cost consists of:
Service cost (a)	$160	$102	$107	$3	$3	$3	$5	6	$5
Interest cost	179	186	177	10	12	11	14	15	15
Expected return on plan assets	(285)	(281)	(297)				(5)	(6)
Amortization of prior service cost/(credit)	(3)	(7)	(9)				(1)	(1)	(1)
Amortization of actuarial (gain)/loss	43	45	31	4	5	7
Net periodic cost (benefit)	94	45	9	17	20	21	13	14	19
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Current year prior service cost/(credit)	17						2
Amortization of prior service (cost)/credit	3	7	9				1	1	1
Current year actuarial loss/(gain)	(264)	91	152	7	7	(10)	(22)	17	(9)
Amortization of actuarial gain/(loss)	(43)	(45)	(31)	(4)	(5)	(7)
Total recognized in OCI	(287)	53	130	3	2	(17)	(19)	18	(8)
Total amounts recognized in net periodic cost and OCI	$(193)	$98	$139	$20	$22	$4	$(6)	$32	$11
(a) 2017 Qualified Pension service cost includes $57 million of additional service cost due to the special, one-time cash balance credit announced at the end of 2017.

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 76 were as follows.

The PNC Financial Services Group, Inc. – Form 10-K  131

Table 77: Net Period Costs - Assumptions

	Net Periodic Cost Determination
Year ended December 31	2017	2016	2015
Discount rate
Qualified pension	4.00%	4.25%	3.95%
Nonqualified pension	3.80%	3.95%	3.65%
Postretirement benefits	3.90%	4.15%	3.80%
Rate of compensation increase (average)	3.50%	3.50%	4.00%
Assumed health care cost trend rate
Initial trend	7.00%	7.25%	7.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2025	2025	2025
Expected long-term return on plan assets	6.38%	6.75%	6.75%

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.
Table 78: Other Pension Assumptions

Year ended December 31	2017	2016
Discount rate
Qualified pension	3.60%	4.00%
Nonqualified pension	3.45%	3.80%
Postretirement benefits	3.55%	3.90%
Rate of compensation increase (average)	3.50%	3.50%
Assumed health care cost trend rate
Initial trend	6.75%	7.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2025	2025
The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long- term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2017 was 6.375%. We are reducing our expected long-term return on assets to 6.000% for determining pension cost for 2018. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
PNC’s net periodic benefit cost recognized for the plans is sensitive to the discount rate and expected long-term return on plan assets. With all other assumptions held constant, a .5% decline in the discount rate would have resulted in an immaterial increase in net periodic benefit cost for the qualified pension plan in 2017, and to be recognized in 2018. For the nonqualified pension plan and postretirement benefits, a .5% decline in the discount rate would also have resulted in an immaterial increase in net periodic benefit cost.
The health care cost trend rate assumptions shown in Tables 77 and 78 relate only to the postretirement benefit plans. The effect of a one-percentage-point increase or decrease in assumed health care cost trend rates would be insignificant.
Defined Contribution Plans
The PNC Incentive Savings Plan (ISP) is a qualified defined contribution plan that covers all of our eligible employees. Effective January 1, 2015, newly-hired full time employees and part-time employees who became eligible to participate in the ISP after that date are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $125 million in 2017, $122 million in 2016 and $126 million in 2015, representing cash contributed to the ISP by PNC.
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
Total compensation expense recognized related to all share-based payment arrangements was approximately $.2 billion during each of 2017, 2016 and 2015. The total tax benefit recognized related to compensation expense on all share-based payment arrangements was approximately $.1 billion during each of 2017, 2016 and 2015. At December 31, 2017, there was $.2 billion of unamortized share-based compensation expense related to nonvested equity compensation arrangements granted under the Incentive Plans. This unamortized cost is expected to be recognized as expense over a period of no longer than 5 years.

132    The PNC Financial Services Group, Inc. – Form 10-K

Nonqualified Stock Options
We did not grant any stock options in 2017, 2016 or 2015. Generally, options become exercisable in installments after the grant date. No option can be exercised after 10 years from its grant date. Payment of the option exercise price may be in cash or by surrendering shares of common stock at market value on the exercise date. The exercise price may also be paid by using previously owned shares.
The following table represents the stock option activity for 2017.
Table 79: Stock Options - Rollforward (a)

Year ended December 31, 2017 In millions except weighted-average data	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1	3	$55.16
Exercised	(2)	$53.22
Outstanding, December 31	1	$58.02	2.6 years	$112
Vested and exercisable, December 31	1	$58.02	2.6 years	$112

(a)	Cancelled stock options during 2017 were insignificant.
To determine stock-based compensation expense, the grant date fair value is applied to the options granted with a reduction for estimated forfeitures. We recognize compensation expense for stock options on a straight-line basis over the specified vesting period.

At December 31, 2016 and 2015, options for 3 million and 5 million shares of common stock were exercisable at a weighted-average price of $55.16 and $55.42, respectively. The total intrinsic value of options exercised was approximately $.1 billion during 2017, 2016 and 2015.
Cash received from option exercises under all Incentive Plans was approximately $.1 billion for 2017, 2016 and 2015. The tax benefit realized from option exercises under all Incentive Plans was insignificant for 2017, 2016 and 2015.
Shares of common stock available during the next year for the granting of options and other awards under the Incentive Plans were approximately 36 million shares at December 31, 2017. Total shares of PNC common stock authorized for future issuance under all equity compensation plans totaled approximately 37 million shares at December 31, 2017.
During 2017, we issued approximately 2 million common shares from treasury stock in connection with stock option exercise activity. As with past exercise activity, we currently intend to utilize primarily treasury stock for any future stock option exercises.
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
The weighted-average grant date fair value of incentive/performance unit awards and restricted share/restricted share unit awards granted in 2017, 2016 and 2015 was $122.10, $78.37 and $91.57 per share, respectively. The total intrinsic value of incentive/performance unit and restricted share/restricted share unit awards vested during 2017, 2016 and 2015 was approximately $.2 billion, $.1 billion and $.2 billion, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.

Table 80: Nonvested Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards Rollforward (a)

Shares in millions	Nonvested Incentive/ Performance Units Shares	Weighted- Average Grant Date Fair Value	Nonvested Restricted Share/ Restricted Share Units	Weighted- Average Grant Date Fair Value
December 31, 2016	2	$81.42	3	$83.27
Granted (b)	1	$122.13	1	$122.09
Vested/Released (b)	(1)	$78.69	(1)	$80.69
December 31, 2017	2	$94.29	3	$95.64

(a)	Forfeited awards during 2017 were insignificant.

(b)	Includes adjustments for achieving specific performance goals for Incentive/
Performance Unit Share Awards granted in prior periods.
In Table 80, the units and related weighted-average grant date fair value of the incentive/performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.
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
In 2017, we transferred .52 million shares of BlackRock Series C Preferred Stock to BlackRock in connection with our obligation. At December 31, 2017, we held approximately .25 million shares of BlackRock Series C Preferred Stock which were available to fund our obligations. See Note 23 Subsequent Events for information on our January 31, 2018 transfer of 0.1 million shares of the Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation.

The PNC Financial Services Group, Inc. – Form 10-K  133

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

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.

Table 81: Total Gross Derivatives

	December 31, 2017			December 31, 2016
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges (d)	$34,059	$114	$94	$34,010	$551	$214
Cash flow hedges (d)	23,875	60	6	20,831	313	71
Foreign exchange contracts:
Net investment hedges	1,060		11	945	25
Total derivatives designated for hedging	$58,994	$174	$111	$55,786	$889	$285
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps (d)	$48,335	$162	$42	$49,071	$783	$505
Futures (f)	47,494			36,264
Mortgage-backed commitments	8,999	19	9	13,317	96	56
Other	2,530	11	2	31,907	28	4
Subtotal	107,358	192	53	130,559	907	565
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (d)	194,042	2,079	1,772	173,777	2,373	2,214
Futures (f)	3,453			4,053
Mortgage-backed commitments	2,228	2	2	2,955	10	8
Other	17,775	75	36	16,203	55	53
Subtotal	217,498	2,156	1,810	196,988	2,438	2,275
Foreign exchange contracts and other	27,330	349	332	21,889	342	309
Subtotal	244,828	2,505	2,142	218,877	2,780	2,584
Derivatives used for other risk management activities:
Foreign exchange contracts and other (g)	7,445	3	550	5,581	40	405
Total derivatives not designated for hedging	$359,631	$2,700	$2,745	$355,017	$3,727	$3,554
Total gross derivatives	$418,625	$2,874	$2,856	$410,803	$4,616	$3,839
Less: Impact of legally enforceable master netting agreements (d)		(1,054)	(1,054)		(2,460)	(2,460)
Less: Cash collateral received/paid (d)		(636)	(763)		(657)	(484)
Total derivatives		$1,184	$1,039		$1,499	$895

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)
In the first quarter of 2017, PNC changed its accounting treatment for variation margin related to certain derivative instruments cleared through a central clearing house. Previously, variation margin was treated as collateral subject to offsetting. As a result of changes made by the clearing house to its rules governing such instruments with its counterparties, effective for the first quarter of 2017, variation margin is treated as a settlement payment on the derivative instrument. The impact at December 31, 2017 was a reduction of gross derivative assets and gross derivative liabilities by $.8 billion and $.7 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 85 for more information.

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

134    The PNC Financial Services Group, Inc. – Form 10-K

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
Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:

Table 82: Gains (Losses) on Derivatives and Related Hedged Items – Fair Value Hedges (a)

			Year ended
			December 31, 2017		December 31, 2016		December 31, 2015
In millions	Hedged Items	Location	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Related Hedged Items Recognized in Income
Interest rate contracts	U.S. Treasury and Government Agencies and Other Debt Securities	Investment securities (interest income)	$48	$(50)	$142	$(141)
Interest rate contracts	Subordinated Debt and Bank Notes and Senior Debt	Borrowed funds (interest expense)	(284)	268	(332)	299	$(108)	$67
Total (a)			$(236)	$218	$(190)	$158	$(108)	$67

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

The PNC Financial Services Group, Inc. – Form 10-K  135

In the 12 months that follow December 31, 2017, we expect to reclassify net derivative gains of $102 million pretax, or $81 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2017. As of December 31, 2017, the maximum length of time over which forecasted transactions are hedged is seven years. During 2017, 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transaction would not occur.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to either cash flow hedge strategy for all periods presented.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 83: Gains (Losses) on Derivatives and Related Cash Flows – Cash Flow Hedges (a) (b)

	Year ended December 31
In millions	2017	2016	2015
Gains (losses) on derivatives recognized in OCI – (effective portion)	$(90)	$100	$415
Less: Gains (losses) reclassified from accumulated OCI into income – (effective portion)
Interest income	$180	$253	$293
Noninterest income	17		(5)
Total gains (losses) reclassified from accumulated OCI into income – (effective portion)	$197	$253	$288
Net unrealized gains (losses) on cash flow hedge derivatives	$(287)	$(153)	$127

(a)	All cash flow hedge derivatives are interest rate contracts as of December 31, 2017, December 31, 2016 and December 31, 2015.

(b)	The amount of cash flow hedge ineffectiveness recognized in income was not significant for the periods presented.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. Dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. For 2017, 2016 and 2015, there was no net investment hedge ineffectiveness. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(81) million in 2017, $186 million in 2016 and $60 million in 2015.

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

136    The PNC Financial Services Group, Inc. – Form 10-K

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $3.6 billion at December 31, 2017 and $4.3 billion at December 31, 2016. Assuming all underlying third party customers referenced in the swap contracts defaulted, the exposure from these agreements would be $.1 billion at both December 31, 2017 and December 31, 2016 based on the fair value of the underlying swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 84: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Year ended December 31
In millions	2017	2016	2015
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$75	$152	$220
Derivatives used for customer-related activities:
Interest rate contracts	95	78	71
Foreign exchange contracts and other	146	84	78
Gains (losses) from customer-related activities (b)	241	162	149
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(525)	(7)	282
Gains (losses) from other risk management activities (b)	(525)	(7)	282
Total gains (losses) from derivatives not designated as hedging instruments	$(209)	$307	$651

(a)	Included in Residential mortgage, Corporate services and Other noninterest income.

(b)	Included in Other noninterest income.

(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Offsetting, Counterparty Credit Risk, and Contingent Features
We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Collateral is typically exchanged daily on unsettled positions based on the net fair value of the positions with the counterparty as of the preceding day. Collateral representing initial margin, which is based on potential future exposure, is also required to be pledged by us in relation to derivative instruments with central clearing house counterparties. Any cash collateral exchanged with counterparties under these master netting agreements is also netted, when appropriate, against the applicable derivative fair values on the Consolidated Balance Sheet. However, the fair value of any securities held or pledged is not included in the net presentation on the balance sheet. In order for derivative instruments under a master netting agreement to be eligible for closeout netting under GAAP, we must conduct sufficient legal review to conclude with a well-founded basis that the offsetting rights included in the master netting agreement would be legally enforceable upon an event of default, including upon an event of bankruptcy, insolvency, or a similar proceeding of the counterparty. Enforceability is evidenced by a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in such circumstances.

Table 85 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2017 and December 31, 2016. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

The PNC Financial Services Group, Inc. – Form 10-K  137

Table 85: Derivative Assets and Liabilities Offsetting

	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held / (Pledged) Under Master Netting Agreements	Net Amounts
December 31, 2017 In millions		Fair Value Offset Amount	Cash Collateral
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$827	$251	$567	$9			$9
Over-the-counter	1,695	668	67	960		$32	928
Foreign exchange and other contracts	352	135	2	215			215
Total derivative assets	$2,874	$1,054	$636	$1,184	(b)	$32	$1,152
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$260	$251		$9			$9
Over-the-counter	1,703	662	$669	372			372
Foreign exchange and other contracts	893	141	94	658			658
Total derivative liabilities	$2,856	$1,054	$763	$1,039	(c)		$1,039
December 31, 2016 In millions
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$1,498	$940	$480	$78			$78
Exchange-traded	9			9			9
Over-the-counter	2,702	1,358	164	1,180		$62	1,118
Foreign exchange and other contracts	407	162	13	232			232
Total derivative assets	$4,616	$2,460	$657	$1,499	(b)	$62	$1,437
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$1,060	$940	$25	$95			$95
Exchange-traded	1			1			1
Over-the-counter	2,064	1,395	431	238			238
Foreign exchange and other contracts	714	125	28	561			561
Total derivative liabilities	$3,839	$2,460	$484	$895	(c)		$895

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

Table 85 includes over-the-counter (OTC) derivatives, OTC cleared derivatives, and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable industry standard master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

At December 31, 2017, we held cash, U.S. government securities and mortgage-backed securities totaling $.9 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of

138    The PNC Financial Services Group, Inc. – Form 10-K

collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2017 was $1.6 billion for which we had posted collateral of $.8 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2017 would be $.8 billion.

NOTE 14 EARNINGS PER SHARE
Table 86: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2017	2016	2015
Basic
Net income	$5,388	$3,985	$4,143
Less:
Net income attributable to noncontrolling interests	50	82	37
Preferred stock dividends	236	209	220
Preferred discount accretion and redemptions	26	6	5
Net income attributable to common shares	5,076	3,688	3,881
Less: Dividends and undistributed earnings allocated to participating securities	23	26	17
Net income attributable to basic common shares	$5,053	$3,662	$3,864
Basic weighted-average common shares outstanding	481	494	514
Basic earnings per common share (a)	$10.49	$7.42	$7.52
Diluted
Net income attributable to basic common shares	$5,053	$3,662	$3,864
Less: Impact of BlackRock earnings per share dilution	16	12	18
Net income attributable to diluted common shares	$5,037	$3,650	$3,846
Basic weighted-average common shares outstanding	481	494	514
Dilutive potential common shares	5	6	7
Diluted weighted-average common shares outstanding	486	500	521
Diluted earnings per common share (a)	$10.36	$7.30	$7.39

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-K  139

NOTE 15 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 87: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2017	2016
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P	$100,000	15	15
Series Q	$100,000	5	5
Series R	$100,000	5	5
Series S	$100,000	5	5
Total issued and outstanding		41	41

The following table discloses information related to the preferred stock outstanding as of December 31, 2017.
Table 88: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series Q (d)	September 21, 2012 October 9, 2012	18 million 1.2 million	1/4,000th	Quarterly beginning on December 1, 2012	5.375%	December 1, 2017
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026

(a)	Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board of Directors.

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

140    The PNC Financial Services Group, Inc. – Form 10-K

Each outstanding series of preferred stock other than the Series B contains restrictions on our ability to pay dividends and make other shareholder payments.  Subject to limited exceptions, if dividends are not paid on any such series of preferred stock, we cannot declare dividends on or repurchase shares of our common stock.  In addition, if we would like to repurchase shares of preferred stock, such repurchases must be on a pro rata basis with respect to all such series of preferred stock.

Our Series K preferred stock was issued on May 21, 2008. On May 4, 2015, we redeemed all 500,000 depositary shares representing interests in our Series K preferred stock and all 50,000 shares of Series K preferred stock underlying such depositary shares, resulting in a net outflow of $500 million.
In February 2018, we redeemed the Series A preferred stock of PNC REIT Corp. which had been exchangeable into shares of PNC Series H preferred stock under certain conditions relating to the capitalization or the financial condition of PNC Bank. As described below in the Perpetual Trust Securities portion of the Noncontrolling Interests section of this Note, we redeemed all $500 million of the PNC Preferred Funding Trust II securities that had been exchangeable under certain conditions into PNC Series I preferred stock.

Warrants
We had 3.5 million and 11.3 million warrants outstanding as of December 31, 2017 and 2016, respectively. The reduction was due to 7.8 million warrants that were exercised during 2017. At December 31, 2017, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.24 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. In 2017, we issued 3.5 million common shares resulting from the exercise of the warrants. The issuance of these shares resulted in a reclassification within Capital surplus with no impact on our Shareholders’ equity. These warrants were sold by the U.S. Treasury in a secondary public offering that closed on May 5, 2010 after the U.S. Treasury exchanged its TARP Warrant (issued on December 31, 2008 under the TARP Capital Purchase Program) for 16.9 million warrants. These warrants expire December 31, 2018.

On January 4, 2018, PNC declared a quarterly common stock dividend on $.75 per share to shareholders of record as of January 17, 2018. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.24 to $67.20 per share on January 17, 2018 and the warrant share number remained 1.00.
Other Shareholders’ Equity Matters
We have a dividend reinvestment and stock purchase plan. Holders of PNC common stock may participate in the plan, which provides that additional shares of common stock may be purchased at market value with reinvested dividends and voluntary cash payments. Common shares issued pursuant to this plan were .2 million shares for 2017, .3 million for 2016 and .3 million for 2015.
At December 31, 2017, we had reserved approximately 92 million common shares to be issued in connection with certain stock plans.
We repurchased 4.4 million shares in 2015 under the stock repurchase program that the Board of Directors approved effective October 4, 2007. Effective March 31, 2015, the Board of Directors terminated this share repurchase program and effective April 1, 2015 the Board of Directors replaced it with a new stock repurchase program authorization in the amount of up to 100 million shares of PNC common stock which may be purchased on the open market or in privately negotiated transactions. Under this program authorization, we repurchased 18.6 million shares in 2017 and 22.8 million shares in 2016. A maximum amount of 40.7 million shares remained available for repurchase under this program authorization at December 31, 2017. This program authorization will remain in effect until fully utilized or until modified, superseded or terminated.
Noncontrolling Interests
Perpetual Trust Securities
Our noncontrolling interests balance at December 31, 2017 reflected our March 15, 2017 redemption of $1.0 billion Fixed-to-Floating Rate Non-Cumulative Exchangeable Perpetual Trust Securities issued by PNC Preferred Funding Trusts I and II with current distribution rates of 2.61% and 2.19%, respectively. The Perpetual Trust Securities were subject to replacement capital covenants dated December 6, 2006 and March 29, 2007 benefiting PNC Capital Trust C as the sole holder of $200 million of junior subordinated debentures issued by PNC in June 1998. Upon redemption of the Perpetual Trust Securities, the replacement capital covenants terminated and such debentures ceased being covered debt with respect to the replacement capital covenants.

The PNC Financial Services Group, Inc. – Form 10-K  141

NOTE 16 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 89: Other Comprehensive Income

In millions	2017	2016	2015
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$29	$(329)	$(494)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	25	24	27
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(12)	16	48
Net increase (decrease), pre-tax	16	(369)	(569)
Effect of income taxes	(6)	135	208
Net increase (decrease), after-tax	10	(234)	(361)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	173	61	(17)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	2
Less: OTTI losses realized on securities reclassified to noninterest income	(1)	(2)	(4)
Net increase (decrease), pre-tax	172	63	(13)
Effect of income taxes	(63)	(23)	5
Net increase (decrease), after-tax	109	40	(8)
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(90)	100	415
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	159	219	270
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	21	34	23
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	17		(5)
Net increase (decrease), pre-tax	(287)	(153)	127
Effect of income taxes	105	56	(47)
Net increase (decrease), after-tax	(182)	(97)	80
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	126	(41)	(82)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	47	50	38
Amortization of prior service cost (credit) reclassified to other noninterest expense	(4)	(8)	(10)
Net increase (decrease), pre-tax	169	1	(54)
Effect of income taxes	(62)		20
Net increase (decrease), after-tax	107	1	(34)
Other
PNC’s portion of BlackRock’s OCI	52	(63)	(39)
Net investment hedge derivatives	(81)	186	60
Foreign currency translation adjustments	90	(182)	(63)
Net increase (decrease), pre-tax	61	(59)	(42)
Effect of income taxes	12	(46)	(8)
Net increase (decrease), after-tax	73	(105)	(50)
Total other comprehensive income, pre-tax	131	(517)	(551)
Total other comprehensive income, tax effect	(14)	122	178
Total other comprehensive income, after-tax	$117	$(395)	$(373)

142    The PNC Financial Services Group, Inc. – Form 10-K

Table 90: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2014	$647	$74	$350	$(520)	$(48)	$503
Net activity	(361)	(8)	80	(34)	(50)	(373)
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	(234)	40	(97)	1	(105)	(395)
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net Activity	10	109	(182)	107	73	117
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)

NOTE 17 INCOME TAXES
The components of income tax expense are as follows:

Table 91: Components of Income Tax Expense

Year ended December 31 In millions	2017	2016	2015
Current
Federal	$454	$871	$927
State	51	71	33
Total current	505	942	960
Deferred
Federal	(474)	301	320
State	71	25	84
Total deferred	(403)	326	404
Total (a)	$102	$1,268	$1,364
(a) The 2017 results benefited from the new federal tax legislation that was enacted on December 22, 2017.

Significant components of deferred tax assets and liabilities are as follows:

Table 92: Deferred Tax Assets and Liabilities

December 31 – in millions	2017 (a)	2016
Deferred tax assets
Allowance for loan and lease losses	$631	$976
Compensation and benefits	223	548
Partnership investments	173	307
Loss and credit carryforward	301	460
Accrued expenses	284	505
Other	131	252
Total gross deferred tax assets	1,743	3,048
Valuation allowance	(40)	(75)
Total deferred tax assets	1,703	2,973
Deferred tax liabilities
Leasing	1,034	1,374
Goodwill and intangibles	197	312
Fixed assets	206	391
Mortgage servicing rights	146	246
Net unrealized gains on securities and financial instruments	155	284
BlackRock basis difference	1,594	2,361
Other	345	371
Total deferred tax liabilities	3,677	5,339
Net deferred tax liability	$1,974	$2,366
(a) Reflected the impact of new federal tax legislation that was enacted on December 22, 2017. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017.

As the result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, PNC recognized a benefit of $1.2 billion primarily attributable to the revaluation of net deferred tax liabilities. To the extent our accounting of certain income tax effects is complete, these tax effects have been included in the financial statements. However, to the extent our accounting for certain income tax effects is incomplete, but can be reasonably estimated, the estimated effects are included as provisional amounts in the financial statements.

Based on current estimates, any adjustments to provisional amounts are not expected to be material during the measurement period. However, additional data and analysis is being collected in the preparation of our 2017 income tax returns which upon completion will validate or cause provisional amounts to be adjusted. Furthermore the newly enacted law is unclear in certain aspects, and may require additional clarification through legislative amendments or governmental agency regulations or interpretations.

During the one year measurement period, which will end in December 2018, the provisional amounts may be adjusted upon obtaining, preparing and analyzing additional information about facts and circumstances that existed at the enactment date.

The PNC Financial Services Group, Inc. – Form 10-K  143

A reconciliation between the statutory and effective tax rates follows:

Table 93: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	1.5	1.2	1.4
Tax-exempt interest	(2.5)	(2.4)	(2.3)
Life insurance	(1.8)	(1.9)	(1.7)
Dividend received deduction	(1.8)	(1.8)	(1.7)
Tax credits	(4.2)	(4.4)	(3.9)
Federal deferred tax revaluation	(21.7)
Other	(2.6)	(1.6)	(2.0)	(a)
Effective tax rate (b)	1.9%	24.1%	24.8%

(a)	Includes tax benefits associated with settlement of acquired entity tax contingencies.

(b)
The effective tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. The 2017 results benefited from the new federal tax legislation. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017.

The net operating loss carryforwards at December 31, 2017 and 2016 follow:

Table 94: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2017	December 31, 2016	Expiration
Net Operating Loss Carryforwards:
Federal	$640	$759	2032
State	$1,776	$2,345	2018 – 2036

The majority of the tax credit carryforwards expire in 2032 and were insignificant at December 31, 2017 and December 31, 2016. All federal and most state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes, but we have recorded an insignificant valuation allowance against certain state tax carryforwards as of December 31, 2017. If select uncertain tax positions were successfully challenged by a state, the state net operating losses listed in Table 94 could be reduced by an insignificant amount.

As a result of the Tax Cuts and Jobs Act, an insignificant amount of taxes have been accrued on unremitted foreign earnings. There are no remaining foreign earnings for which U.S. deferred taxes have not been provided.

Retained earnings included $.1 billion at both December 31, 2017 and December 31, 2016 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 95: Change in Unrecognized Tax Benefits

In millions	2017	2016	2015
Balance of gross unrecognized tax benefits at January 1	$22	$26	$77
Increases:
Positions taken during a prior period	4	14	17
Decreases:
Positions taken during a prior period	(3)	(14)	(9)
Settlements with taxing authorities	(4)		(52)
Reductions resulting from lapse of statute of limitations	(1)	(4)	(7)
Balance of gross unrecognized tax benefits at December 31	$18	$22	$26
Favorable (unfavorable) impact if recognized	$17	$18	$20
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

Table 96: IRS Tax Examination Status

	Years under examination	Status at December 31
Federal	2014 – 2015	Completed
	2016	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2012. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2017.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2017 and 2016, the amount of gross interest and penalties was insignificant. At December 31, 2017 and December 31, 2016, the related amounts of accrued interest and penalties was also insignificant.

144    The PNC Financial Services Group, Inc. – Form 10-K

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
At December 31, 2017 and December 31, 2016, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Transitional Basel III regulatory capital ratios at December 31, 2017 and December 31, 2016 for PNC and PNC Bank.
Table 97: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2017	2016	2017	2016	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$32,146	$31,799	10.4%	10.6%	N/A
PNC Bank	$28,771	$27,896	9.7%	9.7%	6.5%
Tier 1
PNC	$36,007	$36,101	11.6%	12.0%	6.0%
PNC Bank	$28,942	$29,495	9.7%	10.2%	8.0%
Total
PNC	$42,496	$43,016	13.7%	14.3%	10.0%
PNC Bank	$34,756	$35,842	11.7%	12.4%	10.0%
Leverage
PNC	$36,007	$36,101	9.9%	10.1%	N/A
PNC Bank	$28,942	$29,495	8.2%	8.6%	5.0%

(a)	Calculated using the Transitional Basel III regulatory capital methodology applicable to us during both 2017 and 2016.

The principal source of parent company cash flow is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.
Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $1.6 billion at December 31, 2017.
Under federal law, a bank subsidiary generally may not extend credit to, or engage in other types of covered transactions (including the purchase of assets) with, the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable transactions with nonaffiliates. A bank subsidiary may not extend credit to, or engage in a covered transaction with, the parent company or a non-bank subsidiary if the aggregate amount of the bank’s extensions of credit and other covered transactions with the parent company or non-bank subsidiary exceeds 10% of the capital stock and surplus of such bank subsidiary or the aggregate amount of the bank’s extensions of credit and other covered transactions with the parent company and all non-bank subsidiaries exceeds 20% of the capital stock and surplus of such bank subsidiary. Such extensions of credit, with limited exceptions, must be at least fully collateralized in accordance with specified collateralization thresholds, with the thresholds varying based on the type of assets serving as collateral. In certain circumstances, federal regulatory authorities may impose more restrictive limitations.
Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank (FRB). At December 31, 2017, the balance outstanding at the FRB was $28.3 billion.

The PNC Financial Services Group, Inc. – Form 10-K  145

NOTE 19 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 19). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2017, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Interchange Litigation
Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including cases naming National City (since merged into The PNC Financial Services Group, Inc.) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank). The plaintiffs in these cases are merchants operating commercial businesses throughout the U.S., as well as trade associations. Some of these cases (including those naming National City entities) were brought as class actions on behalf of all persons or business entities that have accepted Visa® or MasterCard®. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JO).

In July 2012, the parties entered into a memorandum of understanding with the class plaintiffs and an agreement in principle with certain individual plaintiffs with respect to a settlement of these cases, under which the defendants agreed to pay approximately $6.6 billion collectively to the class and individual settling plaintiffs and agreed to changes in the terms applicable to their respective card networks (including an eight-month reduction in default credit interchange rates). The parties entered into a definitive agreement with respect to this settlement in October 2012. The court granted final approval of the settlement in December 2013. Several objectors appealed the order of approval to the U.S. Court of Appeals for the Second Circuit, which issued an order in June 2016, reversing approval of the settlement and remanding for further

146    The PNC Financial Services Group, Inc. – Form 10-K

proceedings. In November 2016, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court to challenge the court of appeal’s decision. The Supreme Court denied the petition in March 2017.

As a result of the reversal of the approval of the settlement, the class actions have resumed in the district court. In November 2016, the district court appointed separate interim class counsel for a proposed class seeking damages and a proposed class seeking equitable (injunctive) relief. In February 2017, each of these counsel filed a proposed amended and supplemental complaint on behalf of its respective proposed class. These complaints make similar allegations, including that the defendants conspired to monopolize and to fix the prices for general purpose card network services, that the restructuring of Visa and MasterCard, each of which included an initial public offering, violated the antitrust laws, and that the defendants otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees and other fees, which also violated the antitrust laws. In their complaints, collectively the plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. PNC is named as a defendant in the complaint seeking damages but is not named as a defendant in the complaint that seeks equitable relief.

In September 2017, the magistrate judge at the district court granted in part and denied in part the plaintiffs’ motions to file their proposed amended complaints. The dispute over amendment arose in part from the decision in United States v. American Express, Co., 838 F.3d 179 (2d Cir. 2016), in which the court held that the relevant market in a similar complaint against American Express is “two-sided,” i.e., requires consideration of effects on consumers as well as merchants. In October 2017, the U.S. Supreme Court granted a writ of certiorari (under the caption Ohio v. American Express Co.) to review the court’s decision in American Express. Oral argument took place in February 2018. Previously, the plaintiffs in this litigation had alleged a one-sided market, and, as a result of the court’s decision in American Express, they sought leave to add claims based on a two-sided market. The order allowed the complaint to be amended to include allegations pertaining to a two-sided market only to the extent those claims are not time-barred, but held that the two-sided market allegations do not relate back to the time of the original complaint and are not subject to tolling. In October 2017, the plaintiffs appealed this order to the presiding district judge.

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. We were not originally named as defendants in any of the Visa or MasterCard related antitrust litigation nor were we initially parties to the judgment or loss sharing agreements. However, we became responsible for National City’s and National City Bank’s position in the litigation and responsibilities under the agreements through our acquisition of National City. In addition, following Visa’s reorganization in 2007 in contemplation of its initial public offering, U.S. Visa members received shares of Class B Visa common stock, convertible upon resolution of specified litigation, including the remaining litigation described above, into shares of Class A Visa common stock, with the conversion rate adjusted to reflect amounts paid or escrowed to resolve the specified litigation, and also remained responsible for indemnifying Visa against the specified litigation. Our Class B Visa common stock is all subject to this conversion adjustment provision, and we are now responsible for the indemnification obligations of our predecessors as well as ourselves. We have also entered into a MasterCard Settlement and Judgment Sharing Agreement with MasterCard and other financial institution defendants and an Omnibus Agreement Regarding Interchange Litigation Sharing and Settlement Sharing with Visa, MasterCard and other financial institution defendants. The Omnibus Agreement, in substance, apportions resolution of the claims in this litigation into a Visa portion and a MasterCard portion, with the Visa portion being two-thirds and the MasterCard portion being one-third. This apportionment only applies in the case of either a global settlement involving all defendants or an adverse judgment against the defendants, to the extent that damages either are related to the merchants’ inter-network conspiracy claims or are otherwise not attributed to specific MasterCard or Visa conduct or damages. The MasterCard portion (or any MasterCard-related liability not subject to the Omnibus Agreement) will then be apportioned under the MasterCard Settlement and Judgment Sharing Agreement among MasterCard and PNC and the other financial institution defendants that are parties to this agreement. The responsibility for the Visa portion (or any Visa-related liability not subject to the Omnibus Agreement) will be apportioned under the pre-existing indemnification responsibilities and judgment and loss sharing agreements.

Fulton Financial
In 2009, Fulton Financial Advisors, N.A. filed lawsuits against PNC Capital Markets, LLC and NatCity Investments, Inc. in the Court of Common Pleas of Lancaster County, Pennsylvania arising out of Fulton’s purchase of auction rate certificates (ARCs) through PNC and NatCity. In each original complaint, Fulton alleged violations of the Pennsylvania Securities Act, negligent misrepresentation, negligence, breach of fiduciary duty, common law fraud, and aiding and abetting common law fraud in connection with the purchase of the ARCs by Fulton. Specifically, Fulton alleged that, as a result of the decline of financial markets in 2007 and 2008, the market for ARCs became illiquid; that PNC and NatCity knew or should have known of the increasing threat of the ARC market becoming illiquid; and that PNC and NatCity did not inform Fulton of this increasing threat, but allowed Fulton to continue to purchase ARCs, to Fulton’s detriment. In its complaints, Fulton alleged that it then held ARCs purchased through PNC for a price of more than $123 million and purchased through NatCity for a price of more than $175 million. In each complaint, Fulton seeks, among other things, unspecified actual and punitive damages, rescission, attorneys’ fees and interest.

NatCity removed the case against it to the U.S. District Court for the Eastern District of Pennsylvania (Fulton Financial Advisors, N.A. v. NatCity Investments, Inc. (No. 5:09-

The PNC Financial Services Group, Inc. – Form 10-K  147

cv-04855)), and in November 2009 filed a motion to dismiss the complaint. In October 2013, the court granted the motion to dismiss with respect to claims under the Pennsylvania Securities Act and for negligent misrepresentation, common law fraud, and aiding and abetting common law fraud and denied the motion with respect to claims for negligence and breach of fiduciary duty. Fulton filed an amended complaint in December 2013, reasserting its negligence and breach of fiduciary duty claims and adding a new claim under the Pennsylvania Securities Act. Fulton and NatCity filed motions for summary judgment in February 2015. In January 2017, the court granted NatCity’s motion for summary judgment with respect to the claim under the Pennsylvania Securities Act and otherwise denied both Fulton’s and NatCity’s motions.

In November 2017, PNC and Fulton entered into a final agreement to settle both of these cases, as a result of which these cases are fully resolved. The terms of the settlement were not announced. The financial impact of the settlement was not material to PNC.

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

In September 2016, the plaintiffs moved to lift the stay and for permission to file a Third Amended Class Action Complaint to add claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and to assert that the RESPA claim is not barred by the statute of limitations under the “continuing violations doctrine” because every acceptance of a reinsurance premium is a new occurrence for these purposes. In January 2017, the court denied the plaintiffs’ motion to amend to add a RICO claim, but granted their motion permitting them to rely on the continuing violations doctrine to assert claims under RESPA. We moved to certify this issue for interlocutory appeal to U.S. Court of Appeals for the Third Circuit and sought a stay in the district court pending an appeal. Although the district court certified the issue for immediate interlocutory appeal in March 2017 and stayed the action, the court of appeals shortly thereafter declined to accept the appeal. As a result proceedings have resumed in the district court.

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

148    The PNC Financial Services Group, Inc. – Form 10-K

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

Mortgage Repurchase Litigation
In December 2013, Residential Funding Company, LLC (RFC) filed a lawsuit in the U.S. District Court for the District of Minnesota against PNC Bank, as alleged successor in interest to National City Mortgage Co., NCMC Newco, Inc., and North Central Financial Corporation (Residential Funding Company, LLC v. PNC Bank, N.A., et al. (Civil No. 13-3498- JRT-JSM)). In its complaint, RFC alleged that PNC Bank (through predecessors) sold $6.5 billion worth of residential mortgage loans to RFC during the timeframe at issue (approximately May 2006 through September 2008), a portion of which were allegedly materially defective, resulting in damages and losses to RFC. RFC alleged that PNC Bank breached representations and warranties made under seller contracts in connection with these sales. The complaint asserted claims for breach of contract and indemnification. RFC sought, among other things, monetary damages, costs, and attorney’s fees. In March 2014, we filed a motion to dismiss the complaint. RFC then filed an amended complaint. In April 2014, we moved to dismiss the amended complaint. In October 2014, the court granted our motion to dismiss with prejudice the breach of contract claims in the complaint with respect to loans sold before May 14, 2006 and otherwise denied our motion to dismiss. In January 2015, the lawsuit was consolidated for pre-trial purposes with other lawsuits pending in the District of Minnesota filed by RFC against other originators of mortgage loans that it had purchased. The consolidated action is captioned In Re: RFC and RESCAP Liquidating Trust Litigation (Civil File No. 13-cv-3451 (SRN/JJK/HB)). In September 2015, RFC filed a motion for leave to file a second amended complaint to add claims based on an asserted principle that loan sellers had a continuing contractual obligation to provide notice of loan defects, which RFC claims should allow it to assert contract claims as to pre-May 14, 2006 loans notwithstanding the prior dismissal of those claims with prejudice. In November 2015, the court granted RFC’s motion, and RFC filed its second amended complaint thereafter.

In January 2017, the ResCap Liquidating Trust (RLT) filed a lawsuit in the U.S. District Court for the District of Minnesota against PNC Bank, as successor in interest to Community Bank of Northern Virginia (CBNV) (ResCap Liquidating Trust v. PNC Bank, N.A. (No. 17-cv-196-JRT-FLN)). In its complaint, the RLT alleged that PNC Bank (as successor to CBNV) sold over 21,300 mortgage loans to RFC, with an original principal balance in excess of $789 million, which were included in RFC-sponsored RMBS trusts for which liabilities were settled in RFC’s bankruptcy. The RLT alleged that PNC Bank (as successor to CBNV) materially breached its representation and warranties made to RFC in connection with the sale of the loans, resulting in damages and losses to RFC. The complaint asserted claims for breach of contract and

The PNC Financial Services Group, Inc. – Form 10-K  149

indemnification and seeks, among other things, monetary damages, costs, and attorney’s fees. The action was consolidated for pre-trial purposes into In Re: RFC and RESCAP Liquidating Trust Litigation.

In March 2017, we filed a motion to dismiss the complaint. In July 2017, the court denied our motion to dismiss.

In November 2017, we entered into a final agreement with RFC and the RLT to settle both of these cases, as a result of which the cases are fully resolved. The terms of the settlement were not announced. The financial impact of the settlement was not material to PNC.

Pre-need Funeral Arrangements
National City Bank and PNC Bank are defendants in a lawsuit filed in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard and Associates, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW) arising out of trustee services provided by Allegiant Bank, a National City Bank and PNC Bank predecessor, with respect to Missouri trusts that held pre-need funeral contract assets. Under a pre-need funeral contract, a customer pays an amount up front in exchange for payment of funeral expenses following the customer’s death. In a number of states, including Missouri, pre-need funeral contract sellers are required to deposit a portion of the proceeds of the sale of pre-need funeral contracts in a trust account.

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

In December 2015, the PNC defendants appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. Also in December 2015, the plaintiffs cross-appealed from the court's orders reducing the judgment by amounts paid in settlement by other defendants, denying plaintiffs’ motion for pre-judgment interest, and dismissing the plaintiffs’ aiding and abetting claims. In August 2017, the court of appeals reversed the judgment to the extent that it was based on tort rather than trust law. The court accordingly held that any damages awarded to the plaintiff will be limited to losses to the trusts in Missouri caused by Allegiant’s breaches during the time it

150    The PNC Financial Services Group, Inc. – Form 10-K

acted as trustee; plaintiffs cannot recover for damages to the Missouri trusts after Allegiant’s trusteeship or outside of the Missouri trusts, which had been included in the judgment under appeal. The court of appeals otherwise affirmed the judgment, including the dismissal of the aiding and abetting claims, and remanded the case to the district court for further proceedings in light of its decision. In September 2017, plaintiffs filed a motion for rehearing by the panel solely seeking to remove the prohibition on damages being sought for the period following Allegiant’s trusteeship. In December 2017, the court denied the petition for rehearing. Proceedings have resumed in the district court.

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

Other Regulatory and Governmental Inquiries
We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. From time to time, these inquiries involve or lead to regulatory enforcement actions and other administrative proceedings, and may lead to civil or criminal judicial proceedings. Some of these inquiries result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. Such remedies and other consequences are not typically material to us from a financial standpoint, but may be and, even if not, may result in significant reputational harm or other adverse collateral consequences.

•
In April 2011, as a result of a publicly-disclosed interagency horizontal review of residential mortgage servicing operations at fourteen federally regulated mortgage servicers, The PNC Financial Services Group, Inc. entered into a consent order with the Board of Governors of the Federal Reserve System and PNC Bank entered into a consent order with the Office of the Comptroller of the Currency. Collectively, these consent orders describe certain foreclosure-related practices and controls that the regulators found to be deficient and require The PNC Financial Services Group, Inc. and PNC Bank to, among other things, develop and implement plans and programs to enhance our residential mortgage servicing and foreclosure processes, retain an independent consultant to review certain residential mortgage foreclosure actions, take certain remedial actions, and oversee compliance with the orders and the new plans and programs. In early 2013, The PNC Financial Services Group, Inc. and PNC Bank, along with twelve other residential mortgage servicers, reached agreements with the OCC and the Federal Reserve to amend these consent orders.

In June 2015, the OCC issued an order finding that PNC Bank had satisfied all of its obligations under the OCC’s 2013 amended consent order and terminating PNC Bank’s 2011 consent order and 2013 amended consent order.

In January 2018, the Federal Reserve issued an order terminating The PNC Financial Services Group, Inc.'s 2011 consent order and 2013 amended consent order. In connection with this termination, the Federal Reserve assessed a $3.5 million civil money penalty against The PNC Financial Services Group, Inc.

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

The PNC Financial Services Group, Inc. – Form 10-K  151

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

NOTE 20 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of December 31, 2017 and December 31, 2016, respectively.

Table 98: Commitments to Extend Credit and Other Commitments

In millions	December 31 2017	December 31 2016
Commitments to extend credit
Total commercial lending	$112,125	$108,256
Home equity lines of credit	17,852	17,438
Credit card	24,911	22,095
Other	4,753	4,192
Total commitments to extend credit	159,641	151,981
Net outstanding standby letters of credit (a)	8,651	8,324
Reinsurance agreements (b)	1,654	1,835
Standby bond purchase agreements (c)	843	790
Other commitments (d)	1,732	967
Total commitments to extend credit and other commitments	$172,521	$163,897

(a)	Net outstanding standby letters of credit include $3.5 billion and $3.9 billion at December 31, 2017 and December 31, 2016, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of December 31, 2017, the aggregate maximum exposure amount comprised $1.5 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2016 were $1.5 billion and $.3 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both December 31, 2017 and December 31, 2016.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 91% and 94% of our net outstanding standby letters of credit were rated as Pass as of December 31, 2017 and December 31, 2016, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2017 had terms ranging from less than one year to seven years.
As of December 31, 2017, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at December 31, 2017 and is included in Other liabilities on our Consolidated Balance Sheet.

152    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 21 PARENT COMPANY
On August 23, 2016, PNC Funding Corp, a wholly-owned indirect non-bank subsidiary of the parent company, was merged into the parent company with all assets and liabilities transferred to the parent company at historical cost. As a result, the summarized financial information for all periods is presented in the following tables on a combined basis.
Summarized financial information of the parent company is as follows:

Table 99: Parent Company – Income Statement

Year ended December 31 – in millions	2017	2016	2015
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$3,278	$2,906	$3,110
Non-bank subsidiaries	376	130	49
Interest income	109	93	82
Noninterest income	37	13	56
Total operating revenue	3,800	3,142	3,297
Operating Expense
Interest expense	215	197	193
Other expense	175	109	89
Total operating expense	390	306	282
Income before income taxes and equity in undistributed net income of subsidiaries	3,410	2,836	3,015
Income tax benefits	(52)	(96)	(98)
Income before equity in undistributed net income of subsidiaries	3,462	2,932	3,113
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	1,974	818	736
Non-bank subsidiaries	(98)	153	257
Net income	$5,338	$3,903	$4,106
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	1	13	(3)
Other comprehensive income (loss)	1	13	(3)
Comprehensive income	$5,339	$3,916	$4,103

Table 100: Parent Company – Balance Sheet

December 31 – in millions	2017	2016
Assets
Cash held at banking subsidiary	$1	$1
Restricted deposits with banking subsidiary	175	175
Nonrestricted interest-earning deposits	5,800	4,684
Investments in:
Bank subsidiaries and bank holding company	44,360	42,361
Non-bank subsidiaries	2,398	2,859
Loans with affiliates	1,244	1,358
Other assets	1,243	1,322
Total assets	$55,221	$52,760
Liabilities
Subordinated debt (a)	$1,645	$2,242
Senior debt (a)	5,203	3,959
Commercial paper	100
Other borrowed funds from affiliates	108	223
Accrued expenses and other liabilities	652	637
Total liabilities	7,708	7,061
Equity
Shareholders’ equity	47,513	45,699
Total liabilities and equity	$55,221	$52,760

(a)	See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
Table 101: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds / (Payments)
2017	$287	$40
2016	$317	$183
2015	$404	$64
The PNC Financial Services Group, Inc. – Form 10-K  153

Table 102: Parent Company – Statement of Cash Flows

Year ended December 31 – in millions	2017	2016	2015
Operating Activities
Net income	$5,338	$3,903	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(1,974)	(971)	(993)
Return on investment in subsidiary	98
Other	194	143	149
Net cash provided (used) by operating activities	3,656	3,075	3,262
Investing Activities
Net change in loans and securities from affiliates	114	2,161	(185)
Net change in restricted deposits with banking subsidiary		(175)	400
Net change in nonrestricted interest-earning deposits	(1,116)	(1,607)	3,244
Net change in restricted interest-earning deposits		300	(300)
Other		266	(82)
Net cash provided (used) by investing activities	(1,002)	945	3,077
Financing Activities
Net change in other borrowed funds from affiliates	316	(124)	(100)
Net change in senior debt	1,325	(1,252)	(1,888)
Net change in subordinated debt	(580)	17	(580)
Net change in commercial paper	100
Preferred stock issuances		519
Preferred stock redemptions			(500)
Common and treasury stock issuances	132	151	139
Acquisition of treasury stock	(2,447)	(2,062)	(2,152)
Preferred stock cash dividends paid	(236)	(209)	(219)
Common stock cash dividends paid	(1,264)	(1,060)	(1,039)
Net cash provided (used) by financing activities	(2,654)	(4,020)	(6,339)
Cash held at banking subsidiary at beginning of year	1	1	1
Cash held at banking subsidiary at end of year	$1	$1	$1

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

All prior periods presented were revised to conform to the new segment alignment and to our change in internal funds transfer pricing methodology.

Our business segment results reflect the allocation of the impact of the new tax legislation to our business segments, primarily the revaluation of the net deferred tax positions allocated to the segments. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See Note 17 Income Taxes for additional details.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business

154    The PNC Financial Services Group, Inc. – Form 10-K

segments, gains or losses related to BlackRock transactions, integration costs, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

Our allocation of the costs incurred by shared support areas not directly aligned with the businesses is primarily based on the use of services.

A portion of capital is intended to cover unexpected losses and is assigned to our business segments using our risk-based economic capital model, including consideration of the goodwill at those business segments as well as the diversification of risk among the business segments, ultimately reflecting our portfolio risk adjusted capital allocation.

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

Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management services to consumer and small business customers within our primary geographic markets. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management, and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables management, disbursement services, funds transfer services, information reporting and global trade services. Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally. We offer certain products and services internationally.

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

BlackRock, in which we hold an equity investment, is a leading publicly-traded investment management firm providing a broad range of investment, risk management and technology services to institutional and retail clients worldwide. Using a diverse platform of active and index investment strategies across asset classes, BlackRock develops investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers an investment and risk management technology platform, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2017, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $354 million, $331 million, and $320 million during 2017, 2016, and 2015, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  155

Table 103: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2017
INCOME STATEMENT
Net interest income	$4,625	$3,396	$287		$800	$9,108
Noninterest income	2,236	2,271	881	$1,078	755	7,221
Total revenue	6,861	5,667	1,168	1,078	1,555	16,329
Provision for credit losses (benefit)	347	160	1		(67)	441
Depreciation and amortization	177	184	50		510	921
Other noninterest expense	5,274	2,244	813		1,146	9,477
Income (loss) before income taxes (benefit) and noncontrolling interests	1,063	3,079	304	1,078	(34)	5,490
Income taxes (benefit)	533	615	102	(686)	(462)	102
Net income	$530	$2,464	$202	$1,764	$428	$5,388
Average Assets (b)	$88,663	$148,414	$7,511	$7,677	$119,504	$371,769
2016
INCOME STATEMENT
Net interest income	$4,509	$3,181	$300		$401	$8,391
Noninterest income	2,693	2,035	851	$685	507	6,771
Total revenue	7,202	5,216	1,151	685	908	15,162
Provision for credit losses (benefit)	297	177	(6)		(35)	433
Depreciation and amortization	175	153	45		470	843
Other noninterest expense	5,116	2,069	780		668	8,633
Income (loss) before income taxes (benefit) and noncontrolling interests	1,614	2,817	332	685	(195)	5,253
Income taxes (benefit)	591	908	122	153	(506)	1,268
Net income	$1,023	$1,909	$210	$532	$311	$3,985
Average Assets (b)	$85,871	$140,309	$7,707	$7,118	$120,255	$361,260
2015
INCOME STATEMENT
Net interest income	$4,306	$3,144	$292		$536	$8,278
Noninterest income	2,781	1,947	869	$717	633	6,947
Total revenue	7,087	5,091	1,161	717	1,169	15,225
Provision for credit losses (benefit)	253	78	9		(85)	255
Depreciation and amortization	187	149	44		429	809
Other noninterest expense	5,257	2,038	802		557	8,654
Income before income taxes (benefit) and noncontrolling interests	1,390	2,826	306	717	268	5,507
Income taxes (benefit)	506	934	112	169	(357)	1,364
Net income	$884	$1,892	$194	$548	$625	$4,143
Average Assets (b)	$86,977	$133,754	$7,920	$6,983	$119,330	$354,964

(a)	There were no material intersegment revenues for the years ended 2017, 2016 and 2015.

(b)	Period-end balances for BlackRock.

NOTE 23 SUBSEQUENT EVENTS
On January 22, 2018, PNC Bank issued the following:

•
$900 million of senior notes with a maturity date of January 22, 2021. Interest is payable semi-annually at a fixed rate of 2.50% per annum on January 22 and July 22 of each year, beginning on July 22, 2018.

•
$700 million of senior notes with a maturity date of January 22, 2028. Interest is payable semi-annually at a fixed rate of 3.25% per annum on January 22 and July 22 of each year, beginning on July 22, 2018.

•
$400 million of senior floating rate notes with a maturity date of January 22, 2021. Interest is payable at the 3-month LIBOR rate reset quarterly, plus a spread of .25%, on January 22, April 22, July 22, and October 22 of each year, beginning on April 22, 2018.

On January 31, 2018, we transferred 103,064 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were each reduced by $42 million, representing the fair value of the shares transferred. After this transfer, we hold 143,458 shares of BlackRock Series C Preferred Stock which are available to fund our remaining obligation in connection with the BlackRock LTIP programs.

156    The PNC Financial Services Group, Inc. – Form 10-K

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations
Interest income	$2,825	$2,795	$2,674	$2,520	$2,453	$2,408	$2,384	$2,407
Interest expense	480	450	416	360	323	313	316	309
Net interest income	2,345	2,345	2,258	2,160	2,130	2,095	2,068	2,098
Noninterest income	1,915	1,780	1,802	1,724	1,744	1,734	1,726	1,567
Total revenue	4,260	4,125	4,060	3,884	3,874	3,829	3,794	3,665
Provision for credit losses	125	130	98	88	67	87	127	152
Noninterest expense	3,061	2,456	2,479	2,402	2,441	2,394	2,360	2,281
Income before income taxes (benefit) and noncontrolling interests	1,074	1,539	1,483	1,394	1,366	1,348	1,307	1,232
Income taxes (benefit) (a)	(1,017)	413	386	320	319	342	318	289
Net income	2,091	1,126	1,097	1,074	1,047	1,006	989	943
Less: Net income attributable to noncontrolling interests	11	12	10	17	22	18	23	19
Preferred stock dividends and discount accretion and redemptions	57	64	57	84	43	64	43	65
Net income attributable to common shareholders	$2,023	$1,050	$1,030	$973	$982	$924	$923	$859
Per Common Share Data
Book value	$91.94	$89.05	$87.78	$86.14	$85.94	$86.57	$85.33	$83.47
Basic earnings from net income	$4.23	$2.18	$2.12	$1.99	$2.01	$1.87	$1.84	$1.70
Diluted earnings from net income	$4.18	$2.16	$2.10	$1.96	$1.97	$1.84	$1.82	$1.68

(a)
The fourth quarter 2017 results benefited from the new federal tax legislation. Certain tax legislation amounts are considered reasonable estimates as of December 31, 2017. See the Critical Accounting Estimates and Judgments section in Item 7 of this Report for additional details.

The PNC Financial Services Group, Inc. – Form 10-K  157

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c)

	2017			2016			2015
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,766	$662	2.57%	$25,442	$617	2.43%	$21,371	$540	2.53%
Non-agency	2,851	153	5.37%	3,613	175	4.84%	4,374	207	4.73%
Commercial mortgage-backed	5,193	156	3.00%	6,369	167	2.62%	6,372	195	3.06%
Asset-backed	5,681	147	2.59%	5,741	132	2.30%	5,234	111	2.12%
U.S. Treasury and government agencies	13,178	235	1.78%	10,590	155	1.46%	6,486	79	1.22%
Other	5,083	158	3.11%	5,064	152	3.00%	4,344	146	3.36%
Total securities available for sale	57,752	1,511	2.62%	56,819	1,398	2.46%	48,181	1,278	2.65%
Securities held to maturity
Residential mortgage-backed	13,049	364	2.79%	10,529	290	2.75%	8,238	251	3.05%
Commercial mortgage-backed	1,255	51	4.06%	1,693	62	3.66%	1,976	75	3.80%
Asset-backed	405	10	2.47%	677	14	2.07%	738	11	1.49%
U.S. Treasury and government agencies	591	18	3.05%	308	11	3.57%	253	10	3.95%
Other	2,005	105	5.24%	2,020	114	5.64%	2,279	119	5.22%
Total securities held to maturity	17,305	548	3.17%	15,227	491	3.22%	13,484	466	3.46%
Total investment securities	75,057	2,059	2.74%	72,046	1,889	2.62%	61,665	1,744	2.83%
Loans
Commercial	107,752	3,778	3.51%	100,319	3,141	3.13%	98,093	2,975	3.03%
Commercial real estate	29,487	1,054	3.57%	28,729	964	3.36%	25,177	896	3.56%
Equipment lease financing	7,618	248	3.26%	7,463	266	3.56%	7,570	260	3.43%
Consumer	56,262	2,585	4.59%	57,499	2,476	4.31%	60,094	2,505	4.17%
Residential real estate	16,152	725	4.49%	14,807	696	4.70%	14,415	697	4.84%
Total loans	217,271	8,390	3.86%	208,817	7,543	3.61%	205,349	7,333	3.57%
Interest-earning deposits with banks	24,043	267	1.11%	26,328	136.52%		32,908	86.26%
Other interest-earning assets	8,983	313	3.48%	7,843	279	3.56%	8,903	356	4.00%
Total interest-earning assets/interest income	325,354	11,029	3.39%	315,034	9,847	3.13%	308,825	9,519	3.08%
Noninterest-earning assets	46,415			46,226			46,139
Total assets	$371,769			$361,260			$354,964
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$62,331	217.35%		$71,530	146.20%		$81,911	214.26%
Demand	57,045	76.13%		52,701	40.08%		46,649	26.06%
Savings	42,749	197.46%		29,643	119.40%		14,719	32.22%
Time deposits	17,322	133.77%		18,890	125.66%		20,686	131.63%
Total interest-bearing deposits	179,447	623.35%		172,764	430.25%		163,965	403.25%
Borrowed funds
Federal Home Loan Bank borrowings	19,890	261	1.31%	18,385	155.84%		21,365	104.49%
Bank notes and senior debt	25,564	517	2.02%	21,906	352	1.61%	17,937	223	1.24%
Subordinated debt	6,273	222	3.54%	8,324	264	3.17%	8,796	236	2.68%
Other	5,162	83	1.61%	4,324	60	1.39%	8,415	79.94%
Total borrowed funds	56,889	1,083	1.90%	52,939	831	1.57%	56,513	642	1.14%
Total interest-bearing liabilities/interest expense	236,336	1,706.72%		225,703	1,261.56%		220,478	1,045.47%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	78,634			78,085			76,398
Accrued expenses and other liabilities	10,518			11,083			12,210
Equity	46,281			46,389			45,878
Total liabilities and equity	$371,769			$361,260			$354,964
Interest rate spread			2.67%			2.57%			2.61%
Impact of noninterest-bearing sources			.20			.16			.13
Net interest income/margin		$9,323	2.87%		$8,586	2.73%		$8,474	2.74%

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

(b)	Loan fees for the years ended December 31, 2017, 2016 and 2015 were $126 million, $137 million and $106 million, respectively.

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

158    The PNC Financial Services Group, Inc. – Form 10-K

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2017/2016			2016/2015
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$8	$37	$45	$99	$(22)	$77
Non-agency	$(40)	$18	(22)	$(37)	$5	(32)
Commercial mortgage-backed	$(33)	$22	(11)		$(28)	(28)
Asset-backed	$(1)	$16	15	$12	$9	21
U.S. Treasury and government agencies	$42	$38	80	$58	$18	76
Other	$1	$5	6	$23	$(17)	6
Total securities available for sale	$23	$90	113	$217	$(97)	120
Securities held to maturity
Residential mortgage-backed	$70	$4	74	$66	$(27)	39
Commercial mortgage-backed	$(17)	$6	(11)	$(10)	$(3)	(13)
Asset-backed	$(7)	$3	(4)	$(1)	$4	3
U.S. Treasury and government agencies	$9	$(2)	7	$2	$(1)	1
Other	$(1)	$(8)	(9)	$(15)	$10	(5)
Total securities held to maturity	$65	$(8)	57	$58	$(33)	25
Total investment securities	$81	$89	170	$280	$(135)	145
Loans
Commercial	$242	$395	637	$67	$99	166
Commercial real estate	$26	$64	90	$120	$(52)	68
Equipment lease financing	$6	$(24)	(18)	$(4)	$10	6
Consumer	$(53)	$162	109	$(111)	$82	(29)
Residential real estate	$61	$(32)	29	$19	$(20)	(1)
Total loans	$312	$535	847	$126	$84	210
Interest-earning deposits with banks	$(13)	$144	131	$(20)	$70	50
Other interest-earning assets	$40	$(6)	34	$(40)	$(37)	(77)
Total interest-earning assets	$334	$848	$1,182	$182	$146	$328
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$(21)	$92	$71	$(24)	$(44)	$(68)
Demand	$4	$32	36	$4	$10	14
Savings	$58	$20	78	$49	$38	87
Time deposits	$(11)	$19	8	$(12)	$6	(6)
Total interest-bearing deposits	$17	$176	193	$27		27
Borrowed funds
Federal Home Loan Bank borrowings	$14	$92	106	$(17)	$68	51
Bank notes and senior debt	$65	$100	165	$55	$74	129
Subordinated debt	$(70)	$28	(42)	$(13)	$41	28
Other	$13	$10	23	$(48)	$29	(19)
Total borrowed funds	$66	$186	252	$(43)	$232	189
Total interest-bearing liabilities	$63	$382	445	$24	$192	216
Change in net interest income	$287	$450	$737	$160	$(48)	$112

(a)	Changes attributable to rate/volume are prorated into rate and volume components.

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

The PNC Financial Services Group, Inc. – Form 10-K  159

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

In millions	Year ended December 31
	2017	2016	2015	2014	2013
Net interest income (GAAP)	$9,108	$8,391	$8,278	$8,525	$9,147
Taxable-equivalent adjustments	215	195	196	189	168
Net interest income (Non-GAAP)	$9,323	$8,586	$8,474	$8,714	$9,315

(a)
The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. As a result of the Tax Cuts and Jobs Act, which was enacted into law during the fourth quarter of 2017, the statutory tax rate for corporations was lowered to 21% from 35%, effective January 1, 2018. As such, beginning in 2018, our taxable-equivalent adjustments will be calculated using this lower statutory tax rate.

LOANS SUMMARY

December 31 – in millions	2017	2016	2015	2014	2013
Commercial lending
Commercial	$110,527	$101,364	$98,608	$97,420	$88,378
Commercial real estate	28,978	29,010	27,468	23,262	21,191
Equipment lease financing	7,934	7,581	7,468	7,686	7,576
Total commercial lending	147,439	137,955	133,544	128,368	117,145
Consumer lending
Home equity	28,364	29,949	32,133	34,677	36,447
Residential real estate	17,212	15,598	14,411	14,407	15,065
Credit card	5,699	5,282	4,862	4,612	4,425
Other consumer	21,744	22,049	21,746	22,753	22,531
Total consumer lending	73,019	72,878	73,152	76,449	78,468
Total loans	$220,458	$210,833	$206,696	$204,817	$195,613

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

December 31 Dollars in millions, except per share data	2017	2016	2015	2014	2013
Book value per common share	$91.94	$85.94	$81.84	$77.61	$72.07
Tangible book value per common share
Common shareholders’ equity	$43,530	$41,723	$41,258	$40,605	$38,392
Goodwill and Other Intangible Assets	(9,498)	(9,376)	(9,482)	(9,595)	(9,654)
Deferred tax liabilities on Goodwill and Other Intangible Assets	191	304	310	320	333
Tangible common shareholders’ equity	$34,223	$32,651	$32,086	$31,330	$29,071
Period-end common shares outstanding (in millions)	473	485	504	523	533
Tangible book value per common share (Non-GAAP) (a)	$72.28	$67.26	$63.65	$59.88	$54.57

(a)
We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

RECONCILIATION OF FEE INCOME (NON-GAAP)

Year ended December 31 Dollars in millions	2017	2016	2015
Noninterest income
Asset management	$1,942	$1,521	$1,567
Consumer services	1,415	1,388	1,335
Corporate services	1,621	1,504	1,491
Residential mortgage	350	567	566
Service charges on deposits	695	667	651
Total fee income	6,023	5,647	5,610
Other	1,198	1,124	1,337
Total noninterest income	$7,221	$6,771	$6,947

160    The PNC Financial Services Group, Inc. – Form 10-K

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 – dollars in millions	2017	2016	2015	2014	2013
Nonperforming loans
Commercial	$429	$496	$351	$290	$457
Commercial real estate	123	143	187	334	518
Equipment lease financing	2	16	7	2	5
Total commercial lending	554	655	545	626	980
Consumer lending (a)
Home equity (b)	818	914	977	1,112	1,139
Residential real estate (b)	400	501	549	706	904
Credit card	6	4	3	3	4
Other consumer (b)	87	70	52	63	61
Total consumer lending	1,311	1,489	1,581	1,884	2,108
Total nonperforming loans (c)	1,865	2,144	2,126	2,510	3,088
OREO, foreclosed and other assets	170	230	299	370	369
Total nonperforming assets	$2,035	$2,374	$2,425	$2,880	$3,457
Nonperforming loans to total loans	.85%	1.02%	1.03%	1.23%	1.58%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.92%	1.12%	1.17%	1.40%	1.76%
Nonperforming assets to total assets	.53%	.65%	.68%	.83%	1.08%
Interest on nonperforming loans (d)
Computed on original terms	$114	$111	$115	$125	$163
Recognized prior to nonperforming status	$19	$21	$22	$25	$30
Troubled Debt Restructurings
Nonperforming	$964	$1,112	$1,119	$1,370	$1,511
Performing	$1,097	$1,109	$1,232	$1,213	$1,228
Past due loans
Accruing loans past due 90 days or more (e)	$737	$782	$881	$1,105	$1,491
As a percentage of total loans	.33%	.37%	.43%	.54%	.76%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$3	$4	$4	$9	$4
As a percentage of total loans held for sale	.11%	.16%	.29%	.40%	.18%

(a)	Excludes most consumer loans and lines of credit, not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

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

(c)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

(d)	Amounts are for the year ended.

(e)
Past due loan amounts include government insured or guaranteed consumer loans of $.6 billion, $.7 billion, $.8 billion, $1.0 billion and $1.0 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  161

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 – dollars in millions	2017	2016	2015	2014	2013
Allowance for loan and lease losses – January 1	$2,589	$2,727	3,331	$3,609	$4,036
Gross charge-offs
Commercial	(186)	(332)	(206)	(276)	(395)
Commercial real estate	(24)	(26)	(44)	(70)	(203)
Equipment lease financing	(11)	(5)	(5)	(14)	(8)
Home equity	(123)	(143)	(181)	(275)	(486)
Residential real estate	(9)	(14)	(24)	(40)	(133)
Credit card	(182)	(161)	(160)	(163)	(178)
Other consumer	(251)	(205)	(185)	(183)	(185)
Total charge-offs	(786)	(886)	(805)	(1,021)	(1,588)
Recoveries
Commercial	81	117	170	207	248
Commercial real estate	28	51	66	84	93
Equipment lease financing	7	10	4	14	16
Home equity	91	84	93	78	73
Residential real estate	18	9	13	26	4
Credit card	21	19	21	21	22
Other consumer	83	53	52	60	55
Total recoveries	329	343	419	490	511
Net charge-offs	(457)	(543)	(386)	(531)	(1,077)
Provision for credit losses	441	433	255	273	643
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	4	(40)	(2)	(17)	8
Other (a)	34	12	(471)	(3)	(1)
Allowance for loan and lease losses – December 31	$2,611	$2,589	$2,727	$3,331	$3,609
Allowance as a percentage of December 31:
Loans (a)	1.18%	1.23%	1.32%	1.63%	1.84%
Nonperforming loans	140%	121%	128%	133%	117%
As a percentage of average loans:
Net charge-offs	.21%	.26%	.19%	.27%	.57%
Provision for credit losses	.20%	.21%	.12%	.14%	.34%
Allowance for loan and lease losses (a)	1.20%	1.24%	1.33%	1.67%	1.90%
Allowance as a multiple of net charge-offs	5.71x	4.77x	7.06x	6.27x	3.35x

(a)
Includes $468 million in write-offs of purchased impaired loans in 2015 due to the change in derecognition policy effective December 31, 2015 for certain consumer purchased impaired loans. See Note 1 Accounting Policies in our 2015 Form 10-K for additional information.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2017		2016		2015		2014		2013
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,302	50.1%	$1,179	48.1%	$1,286	47.7%	$1,209	47.6%	$1,100	45.2%
Commercial real estate	244	13.1	320	13.8	281	13.3	318	11.4	400	10.8
Equipment lease financing	36	3.6	35	3.6	38	3.6	44	3.7	47	3.9
Home equity	284	12.9	357	14.2	484	15.5	872	16.9	1,051	18.6
Residential real estate	300	7.8	332	7.4	307	7.0	561	7.0	642	7.7
Credit card	220	2.6	181	2.5	167	2.4	173	2.3	169	2.3
Other consumer	225	9.9	185	10.4	164	10.5	154	11.1	200	11.5
Total	$2,611	100.0%	$2,589	100.0%	$2,727	100.0%	$3,331	100.0%	$3,609	100.0%

162    The PNC Financial Services Group, Inc. – Form 10-K

TIME DEPOSITS
The aggregate amount of time deposits with a denomination of $100,000 or more was $8.5 billion at December 31, 2017 and $7.7 billion at December 31, 2016. Time deposits of $100,000 or more included time deposits in foreign offices of $2.4 billion at December 31, 2017. Domestic time deposits of $100,000 or more were $6.1 billion at December 31, 2017 with the following maturities:

December 31, 2017 - in billions	Domestic Certificates of Deposit
Three months or less	$1.1
Over three through six months	1.4
Over six through twelve months	1.8
Over twelve months	1.8
Total	$6.1

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2017 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$27,922	$73,299	$9,306	$110,527
Commercial real estate	8,418	14,741	5,819	28,978
Total	$36,340	$88,040	$15,125	$139,505
Loans with:
Predetermined rate	$5,531	$13,064	$6,850	$25,445
Floating or adjustable rate	30,809	74,976	8,275	114,060
Total	$36,340	$88,040	$15,125	$139,505

At December 31, 2017, we had no pay-fixed interest rate swaps designated to commercial loans as part of fair value hedge strategies. At December 31, 2017, $22.8 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (1 month LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

COMMON STOCK PRICES/DIVIDENDS DECLARED
The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for The PNC Financial Services Group, Inc. common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Third	$135.73	$119.77	$134.77	.75
Fourth	$147.28	$130.46	$144.29	.75
Total				$2.60
2016 Quarter
First	$94.26	$77.67	$84.57	$.51
Second	$90.85	$77.40	$81.39	.51
Third	$91.39	$77.86	$90.09	.55
Fourth	$118.57	$87.34	$116.96	.55
Total				$2.12

(a)	Our Board of Directors approved a first quarter 2018 cash dividend of $.75 per common share, which was payable on February 5, 2018.

The PNC Financial Services Group, Inc. – Form 10-K  163

TRANSITIONAL BASEL III AND PRO FORMA FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – 2013-2016 PERIODS
Our regulatory risk-based ratios for 2014 through 2016 were calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions were phased-in for 2014 through 2016). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for those periods and, for the risk-based ratios, standardized approach risk-weighted assets as the Transitional Basel III ratios.

	Transitional Basel III			Pro forma Fully Phased-In Basel III (Non-GAAP) (estimated) (a) (b)
Dollars in millions	December 31 2016	December 31 2015	December 31, 2014	December 31 2016	December 31 2015	December 31 2014	December 31 2013
Common stock, related surplus and retained earnings, net of treasury stock	$41,987	$41,128	$40,103	$41,987	$41,128	$40,103	$38,031
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,974)	(8,972)	(8,939)	(9,073)	(9,172)	(9,276)	(9,321)
Basel III total threshold deductions	(762)	(470)	(212)	(1,469)	(1,294)	(1,081)	(1,386)
Accumulated other comprehensive income (c)	(238)	(81)	40	(396)	(201)	201	196
All other adjustments	(214)	(112)	(63)	(221)	(182)	(121)	(64)
Basel III Common equity Tier 1 capital	$31,799	$31,493	$30,929	$30,828	$30,279	$29,826	$27,456
Basel III standardized approach risk-weighted assets (d)	$300,533	$295,905	$284,018	$308,517	$303,707	$298,786	$291,977
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	N/A	$277,896	$264,931	$285,870	$290,080
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.9%	10.0%	10.0%	10.0%	9.4%
Risk weight and associated rules utilized	Standardized (with 2016 transition adjustments)	Standardized (with 2015 transition adjustments)	Standardized (with 2014 transition adjustments)	Standardized

(a)
We utilize the pro forma fully phased-in Basel III capital ratios, to assess our capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that may ultimately be applicable to us under the final Basel III rules.

(b)
Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis, and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of our models that are integral to the calculation of advanced approaches risk-weighted assets.

(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and those transferred from available for sale, as well as pension and other postretirement plans.

(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.

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

BASEL I TIER 1 COMMON CAPITAL RATIO (a) (b)

Dollars in millions	December 31 2013
Basel I Tier 1 common capital	$28,484
Basel I risk-weighted assets	$272,169
Basel I Tier 1 common capital ratio	10.5%

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
None.

164    The PNC Financial Services Group, Inc. – Form 10-K

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
We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2017 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2017. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2017, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2017, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers and our directors is included in Part I of this Report under the captions “Executive Officers of the Registrant” and “Directors of the Registrant.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our Code of Business Conduct and Ethics” and "Director and Executive Officer Relationships - Code of Business Conduct and Ethics" in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees –Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and "CEO Pay Ratio" in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed

The PNC Financial Services Group, Inc. – Form 10-K  165

to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2017 is included in the table which follows. Additional information regarding these plans is included in Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.
Equity Compensation Plan Information
At December 31, 2017

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	6,185,160	(2)	$58.02	36,547,360	(3)
Equity compensation plans not approved by security holders	24,706	(4)	$136.23
Total	6,209,866		$59.48	36,547,360

(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.

(2) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 1,326,972 are stock-payable restricted stock units (at a maximum share award level), and 108,176 are incentive performance unit awards (at a maximum share award level). Also included in this total are the following amounts that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 1,294,716 are stock options, 3,119,882 are stock-payable restricted stock units (at a maximum award level), and 335,414 are incentive performance unit awards (at a maximum share award level).

Under both the 2016 Incentive Plan and the 2006 Incentive Plan (for incentive performance unit awards under each) upon achievement of performance goals and other conditions above target level, payment is made in cash share equivalents, up to a maximum of 25% of the target number of share units.

Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan.

(3) – Includes 534,068 shares available for issuance under the Employee Stock Purchase Plan, of which 63,429 shares are subject to purchase during the purchase period ending December 31, 2017. The amount available for awards under the 2016 Incentive Plan is 36,013,292.

(4) – Represents 24,706 shares subject to options outstanding under pre-acquisition plans of National City Corporation, which was merged into The PNC Financial Services Group, Inc. on December 31, 2008. Pursuant to the merger agreement, awards granted under the National City plans were converted into awards of PNC common stock. No further awards may be made under these plans.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships –Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit, audit-related and permitted non-audit fees and – Procedures for pre-approving audit services, audit-related services and permitted non-audit services” in our Proxy Statement to be filed for the 2018 annual meeting of shareholders and is incorporated herein by reference.

166    The PNC Financial Services Group, Inc. – Form 10-K

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.2	By-Laws of the Corporation, as amended and restated, effective August 11, 2016	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed August 11, 2016

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

4.2	Warrants for Purchase of Shares of PNC Common Stock	Incorporated herein by reference to Exhibit 4.2 (included as part of Exhibit 4.1) of the Corporation’s Form 8-A filed April 30, 2010

4.3
Deposit Agreement dated July 27, 2011, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series O preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

The PNC Financial Services Group, Inc. – Form 10-K  167

4.4
Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.5
Deposit Agreement, dated September 21, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series Q preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.6
Deposit Agreement, dated May 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series R preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.7
Deposit Agreement, dated November 1, 2016, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series S preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

4.8	Form of PNC Bank, National Association Subordinated Fixed Rate Global Bank Note issued prior to January 16, 2014	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.9.1
Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K)

4.9.2
Amendment No. 1 to Issuing and Paying Agency Agreement, dated May 22, 2015, between PNC Bank, National Association and PNC Bank, National Association, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (2nd Quarter 2015 Form 10-Q)

4.9.3
Amendment No. 2 to Issuing and Paying Agency Agreement, dated May 27, 2016, between PNC Bank, National Association and PNC Bank, National Association, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.20.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (2nd Quarter 2016 Form 10-Q)

4.10	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.9.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.11	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.9.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2008 Form 10-K*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s 2013 Form 10-K*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2009 Form 10-K*

168    The PNC Financial Services Group, Inc. – Form 10-K

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2.4 of the Corporation’s 2013 Form 10-K*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s 2013 Form 10-K*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s 2010 Form 10-K*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s 2013 Form 10-K*

10.6	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2017	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the year ended December 31, 2016 (2016 Form 10-K)*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.8.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.9	The Corporation’s Executive Incentive Award Plan (formerly the 1996 Executive Incentive Aware Plan), as amended and restated effective as of January 1, 2017	Incorporated herein by reference to Exhibit 10.55 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017*

10.10	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s 2011 Form 10-K*

10.11	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (3rd Quarter 2014 10-Q)*

The PNC Financial Services Group, Inc. – Form 10-K  169

10.12	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2012	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 2011 Form 10-K*

10.13	The Corporation’s Outside Directors Deferred Stock Unit Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2014 10-Q*

10.14	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s 2016 Form 10-K*

10.15	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Filed herewith*

10.16	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.17	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.18	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2014	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s 2013 Form 10-K

10.19	2008 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to the employee stock option and restricted share units agreements portions of Exhibit 10.26 of the Corporation’s 2007 Form 10-K*

10.20	Form of employee stock option agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.21	Form of employee restricted stock agreement with varied vesting schedule or circumstances	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed April 18, 2008*

10.22	Form of employee stock option agreement with performance vesting schedule	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.23	2009 forms of employee stock option, restricted stock and restricted share unit agreements
Incorporated by reference to the employee stock option, restricted stock and restricted share unit agreements portions of Exhibit 10.61 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.24	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 of the Corporation’s 2009 Form 10-K*

10.25	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.26	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.27	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.28	Additional 2012 forms of employee performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.79 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (2nd Quarter 2012 Form 10-Q)*

10.29	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.30	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

170    The PNC Financial Services Group, Inc. – Form 10-K

10.31	Additional 2013 forms of employee restricted share unit agreements	Incorporated by reference to Exhibit 10.83 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013*

10.32	Additional 2013 and 2014 forms of employee restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.36 of the Corporation’s 2013 Form 10-K*

10.33	Additional 2014 Forms of Employee Performance Unit and Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014*

10.34	Additional 2014 Forms of Employee Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 3rd Quarter 2014 10-Q*

10.35	2015 Forms of Performance Restricted Share Unit Award Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s 2nd Quarter 2015 Form 10-Q*

10.36	2015 Forms of Incentive Performance Unit Award Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 2nd Quarter 2015 Form 10-Q*

10.37	2015 Forms of Restricted Share Unit Award Agreements	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s 2nd Quarter 2015 Form 10-Q*

10.38	2016 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (3rd Quarter 2016 Form 10-Q)*

10.39	2016 Form of Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.40	2016 Form of Senior Leader Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.41	2016 Form of ALM Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.55 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.42	Form of Time-Sharing Agreement between the Corporation and certain executives	Incorporated by reference to Exhibit 10.49 of the Corporation’s Current Report on Form 8-K filed April 4, 2014*

10.43	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.44.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.44.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K*

10.45.1	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation
Incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.45.2	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.45.3	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.45.4	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

The PNC Financial Services Group, Inc. – Form 10-K  171

10.45.5	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

10.46.1	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.46.2	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.47	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

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

10.49	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2017 and 2016 and for each of the three years ended December 31, 2017	Filed herewith

172    The PNC Financial Services Group, Inc. – Form 10-K

99.2	Consent order between The PNC Financial Services Group, Inc. and the Board of Governors of the Federal Reserve System	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed April 14, 2011

101	Interactive Data File (XBRL)	Filed herewith

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

ITEM 16 – FORM 10-K SUMMARY
None.

The PNC Financial Services Group, Inc. – Form 10-K  173

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 28, 2018.

Signature	Capacities

/s/ William S. Demchak	Chairman, President, Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Charles E. Bunch; Debra A. Cafaro; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Daniel R. Hesse; Richard B. Kelson; Linda R. Medler, Jane G. Pepper; Martin Pfinsgraff; Donald J. Shepard; Lorene K. Steffes; Dennis F. Strigl; Michael J. Ward; Gregory D. Wasson
Directors

*By:	/s/ Christi Davis
Christi Davis, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

174    The PNC Financial Services Group, Inc. – Form 10-K