Form 10-Q
period 2018-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2018-05-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
    Yes  ☐  No  ☒
As of April 20, 2018, there were 469,498,755 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2018 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2018 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2018 Form 10-Q (continued)

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and with Items 6, 7, 8 and 9A of our 2017 Annual Report on Form 10-K (2017 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2017 Form 10-K; Item 1A Risk Factors included in our 2017 Form 10-K; and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2017 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2017 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2018	2017
Financial Results (a)
Revenue
Net interest income	$2,361	$2,160
Noninterest income	1,750	1,724
Total revenue	4,111	3,884
Provision for credit losses	92	88
Noninterest expense	2,527	2,402
Income before income taxes and noncontrolling interests	$1,492	$1,394
Net income	$1,239	$1,074
Less:
Net income attributable to noncontrolling interests	10	17
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	21
Net income attributable to common shareholders	1,165	973
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	5	6
Impact of BlackRock earnings per share dilution	2	4
Net income attributable to diluted common shares	$1,158	$963
Diluted earnings per common share	$2.43	$1.96
Cash dividends declared per common share	$.75	$.55
Effective tax rate (b)	17.0%	23.0%
Performance Ratios
Net interest margin (c)	2.91%	2.77%
Noninterest income to total revenue	43%	44%
Efficiency	61%	62%
Return on:
Average common shareholders’ equity	11.04%	9.50%
Average assets	1.34%	1.19%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)
The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. The first quarter 2018 results reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.

(c)
Calculated as annualized taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income in the Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2018	December 31 2017	March 31 2017
Balance Sheet Data (dollars in millions, except per share data)
Assets	$379,161	$380,768	$370,944
Loans	$221,614	$220,458	$212,826
Allowance for loan and lease losses	$2,604	$2,611	$2,561
Interest-earning deposits with banks (b)	$28,821	$28,595	$27,877
Investment securities	$74,562	$76,131	$76,432
Loans held for sale	$965	$2,655	$1,414
Equity investments (c)	$12,008	$11,392	$10,900
Mortgage servicing rights	$1,979	$1,832	$1,867
Goodwill	$9,218	$9,173	$9,103
Other assets	$27,949	$27,894	$28,083
Noninterest-bearing deposits	$78,303	$79,864	$79,246
Interest-bearing deposits	$186,401	$185,189	$181,464
Total deposits	$264,704	$265,053	$260,710
Borrowed funds	$58,039	$59,088	$55,062
Total shareholders’ equity	$46,969	$47,513	$45,754
Common shareholders’ equity	$42,983	$43,530	$41,774
Accumulated other comprehensive income (loss)	$(699)	$(148)	$(279)
Book value per common share	$91.39	$91.94	$86.14
Period-end common shares outstanding (in millions)	470	473	485
Loans to deposits	84%	83%	82%
Client Assets (in billions)
Discretionary client assets under management	$148	$151	$141
Nondiscretionary client assets under administration	129	131	123
Total client assets under administration	277	282	264
Brokerage account client assets	49	49	46
Total client assets	$326	$331	$310
Capital Ratios
Basel III (d) (e) (f)
Common equity Tier 1	9.6%	N/A	N/A
Tier 1 risk-based	10.8%	N/A	N/A
Total capital risk-based	12.8%	N/A	N/A
Leverage	9.4%	N/A	N/A
Supplementary leverage	7.9%	N/A	N/A
Fully Phased-In Basel III (Non-GAAP) (f) (g)
Common equity Tier 1	N/A	9.8%	10.0%
2017 Transitional Basel III (d) (f)
Common equity Tier 1	N/A	10.4%	10.5%
Tier 1 risk-based	N/A	11.6%	11.8%
Total capital risk-based	N/A	13.7%	14.1%
Leverage	N/A	9.9%	9.9%
Common shareholders’ equity to total assets	11.3%	11.4%	11.3%
Asset Quality
Nonperforming loans to total loans	.83%	.85%	.94%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.90%	.92%	1.04%
Nonperforming assets to total assets	.53%	.53%	.60%
Net charge-offs to average loans (for the three months ended) (annualized)	.21%	.22%	.23%
Allowance for loan and lease losses to total loans	1.18%	1.18%	1.20%
Allowance for loan and lease losses to total nonperforming loans	141%	140%	128%
Accruing loans past due 90 days or more (in millions)	$628	$737	$699

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $28.6 billion, $28.3 billion and $27.5 billion as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

(c)
Amounts include our equity interest in BlackRock. The amount at March 31, 2018 includes $.6 billion of trading and available for sale securities that were reclassified to Equity investments on January 1, 2018 in accordance with the adoption of Accounting Standard Update 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional detail on this adoption.

(d)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(e)
The Basel III ratios for common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary leverage reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC. The Basel III total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2022.

(f)
See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2017 Form 10-K. See also the Transitional Basel III and Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) – March 31, 2017 table in the Statistical Information section of this Report for a reconciliation of the March 31, 2017 ratios.

(g)	2017 Fully Phased-in Basel III results are presented as Pro forma estimates.

2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY
The PNC Financial Services Group, Inc. is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in the Mid-Atlantic, Midwest and Southeast. We also provide certain products and services internationally.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions and the Basel III framework and return excess capital to shareholders, in accordance with the currently effective capital plan included in our Comprehensive Capital Analysis and Review (CCAR) submission to the Board of Governors of the Federal Reserve System (Federal Reserve). For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2017 Form 10-K.

Income Statement Highlights
Net income for the first quarter of 2018 increased 15% to $1.2 billion, or $2.43 per diluted common share, compared to $1.1 billion, or $1.96 per diluted common share, for the first quarter of 2017.

•	Total revenue increased $227 million, or 6%, to $4.1 billion.

•	Net interest income increased $201 million, or 9%, to $2.4 billion.

•	Net interest margin increased to 2.91% compared to 2.77% for the first quarter of 2017.

•	Noninterest income increased $26 million, or 2%, to $1.8 billion.

•	Provision for credit losses was $92 million compared to $88 million for the first quarter of 2017.

•	Noninterest expense increased $125 million, or 5%, to $2.5 billion.

•	Income tax expense decreased to $253 million compared to $320 million for the first quarter of 2017.

•	Federal tax reform legislation, the Tax Cuts and Jobs Act, lowered the statutory federal income tax rate for corporations to 21% from 35% effective January 1, 2018.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2018 and December 31, 2017. In comparison to December 31, 2017:

•	Total loans increased $1.2 billion, or 1%, to $221.6 billion.

•	Total commercial lending grew $1.5 billion, or 1%.

•	Total consumer lending decreased $.3 billion.

•	Total deposits decreased $.3 billion to $264.7 billion.

•	Investment securities decreased $1.6 billion, or 2%, to $74.6 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights
Overall credit quality remained stable.

•	At March 31, 2018 compared to December 31, 2017:

•	Nonperforming assets decreased $31 million, or 2%, to $2.0 billion.

•	Overall loan delinquencies decreased $131 million, or 9%.

•	Net charge-offs of $113 million in the first quarter of 2018 decreased 4% compared to net charge-offs of $118 million for the first quarter of 2017.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•
The Basel III common equity Tier 1 capital ratio, which includes the full phase-in of all Basel III adjustments and became effective for PNC as of January 1, 2018, was 9.6% at March 31, 2018, compared with 9.8% at December 31, 2017, calculated on the same basis.

•	In the first quarter of 2018, we returned $1.1 billion of capital to shareholders through repurchases of 4.8 million common shares for $.7 billion and dividends on common shares of $.4 billion.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2018 liquidity and capital actions as well as our capital ratios.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the CCAR process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2017 Form 10-K.

Business Outlook
Our forward-looking financial statements are based on our current view that U.S. economic growth will accelerate somewhat in 2018, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth in 2018. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market, although trade restrictions are a downside risk to the forecast. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; after the Federal Open Market Committee raised the federal funds rate in March, our baseline forecast is for two additional rate hikes in June and December 2018, pushing the federal funds rate to a range of 2.00 to 2.25% by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more. Long-term rates will rise more slowly than short-term rates, so we anticipate that the yield curve will flatten but not invert.

For the second quarter of 2018 compared to the first quarter of 2018, we expect:

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

We expect the quarterly run rate for other noninterest income to be in the range of $225 million to $275 million, excluding net securities gains (losses) and Visa activity.

Our outlook for certain financial information for full year 2018 is compared to full year 2017 results as adjusted for the following fourth quarter 2017 tax legislation and significant items: $26 million in lower net interest income from the impact of tax legislation on leveraged leases; a total of $54 million of higher noninterest income, consisting of the flow through impact of tax legislation on our equity investment in BlackRock, Visa Class B derivative fair value adjustments, and the appreciation of BlackRock stock contributed to the PNC Foundation, partially offset by negative adjustments for residential mortgage servicing rights fair value assumption updates; a total of $502 million of higher noninterest expense, consisting of a contribution to the PNC Foundation, charges for real estate dispositions and exits, and employee cash payments and pension account credits; and a $1.2 billion tax benefit recognized as a result of the federal tax legislation, primarily attributable to revaluation of net deferred tax liabilities and $230 million from the tax

4    The PNC Financial Services Group, Inc. – Form 10-Q

effect of the aforementioned significant items. For additional information on these fourth quarter 2017 items, see the Income Statement Highlights portion of the Executive Summary section in Item 7 of our 2017 Form 10-K.

For full year 2018 compared to full year 2017 on an adjusted basis, we expect:

•	Loan growth to be up mid-single digits, on a percentage basis;

•	Revenue to increase mid-single digits, on a percentage basis;

•	Noninterest expense to increase by low single digits, on a percentage basis; and

•	The effective tax rate to be approximately 17%.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2017 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first quarter of 2018 was $1.2 billion, or $2.43 per diluted common share, an increase of 15% compared to $1.1 billion, or $1.96 per diluted common share, for the first quarter of 2017. The increase was driven by a 6% increase in revenue and a lower effective tax rate, partially offset by a 5% increase in noninterest expense. Higher revenue in the comparison reflected a 9% increase in net interest income and a 2% increase in noninterest income.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2018			2017
Three months ended March 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$74,656	2.78%	$519	$76,253	2.67%	$508
Loans	221,104	4.09%	2,250	212,253	3.67%	1,941
Interest-earning deposits with banks	25,667	1.52%	98	24,192.81%		49
Other	7,904	4.11%	80	8,395	3.54%	74
Total interest-earning assets/interest income	$329,331	3.59%	2,947	$321,093	3.22%	2,572
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$183,438.47%		213	$176,871.28%		120
Borrowed funds	59,638	2.31%	344	54,942	1.74%	240
Total interest-bearing liabilities/interest expense	$243,076.91%		557	$231,813.62%		360
Net interest margin/income (Non-GAAP)		2.91%	2,390		2.77%	2,212
Taxable-equivalent adjustments			(29)			(52)
Net interest income (GAAP)			$2,361			$2,160

(a)
Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section of this Report.

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

Net interest income increased by $201 million, or 9%, in the first quarter of 2018 compared with the first quarter of 2017, and net interest margin increased 14 basis points. These increases reflected higher loans and securities yields from higher interest rates, partially offset by increased balances and rates paid on borrowed funds and deposits. Net interest income also benefited from higher loan balances in the comparison.

Higher average rates on borrowed funds reflected the impact of an increase in three-month LIBOR. Interest rates on our borrowed funds portfolio are largely indexed to three-month LIBOR, either issued at this floating rate or through interest rate swaps.

The PNC Financial Services Group, Inc. – Form 10-Q    5

Average investment securities decreased $1.6 billion, or 2%, reflecting portfolio runoff and lower reinvestments, including declines in average commercial mortgage-backed securities of $1.9 billion and asset-backed securities of $1.2 billion, partially offset by net purchases of U.S. Treasury and government agency securities of $1.4 billion and residential mortgage-backed securities of $1.3 billion.

The decline in average investment securities also reflected the January 1, 2018 reclassification of $.6 billion of available for sale securities to equity investments in accordance with the adoption of Accounting Standards Update (ASU) 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional detail on this adoption.

Total investment securities were 23% of average interest-earning assets for the first quarter of 2018 compared to 24% for the first quarter of 2017.

Average loans grew $8.9 billion, or 4%, reflecting an increase in average commercial lending of $8.5 billion driven by broad-based growth in our Corporate Banking, Equipment Finance and Business Credit businesses in our Corporate & Institutional Banking segment. Growth in Equipment Finance included the impact of the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases in the second quarter of 2017. Average consumer lending increased $.4 billion in the comparison, as growth in residential real estate, automobile and credit card loans was largely offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, run-off in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 67% of average interest-earning assets for the first quarter of 2018 compared to 66% for the first quarter of 2017.

Average total deposits increased $5.7 billion, or 2%. Average interest-bearing deposits grew $6.6 billion, or 4%, reflecting the higher interest rate environment and customer growth. Average savings deposits increased $9.4 billion due in part to a shift to relationship-based savings products from money market deposits, which decreased $5.4 billion. Additionally, average interest-bearing demand deposits grew $2.8 billion. Average interest-bearing deposits represented 75% of average interest-bearing liabilities for the first quarter of 2018 compared to 76% for the same period in 2017. Average noninterest-bearing deposits declined $.9 billion to $77.2 billion.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.

Average borrowed funds increased $4.7 billion, or 9%, largely reflecting higher average bank notes and senior debt, partially offset by a decline in average subordinated debt. See the Consolidated Balance Sheet Review portion of this Financial Review for additional detail on the level and composition of borrowed funds.
Noninterest Income
Table 3: Noninterest Income

	Three months ended March 31
			Change
Dollars in millions	2018	2017	$	%
Noninterest income
Asset management	$455	$403	$52	13%
Consumer services	357	332	25	8%
Corporate services	429	414	15	4%
Residential mortgage	97	113	(16)	(14)%
Service charges on deposits	167	161	6	4%
Other	245	301	(56)	(19)%
Total noninterest income	$1,750	$1,724	$26	2%

Noninterest income as a percentage of total revenue was 43% for the first quarter of 2018 compared to 44% for the same period in 2017.

Asset management revenue increased reflecting higher earnings from our equity investment in BlackRock and stronger equity markets. PNC's discretionary client assets under management increased to $148 billion at March 31, 2018 compared with $141 billion at March 31, 2017.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Growth in consumer service fees included a $13 million increase in credit card fees, net of rewards, and debit card fees, which reflected continued momentum in customer activity in both transaction trends and customer growth. In addition, brokerage fees increased $10 million, driven by higher brokerage assets under management.

Corporate services revenue reflected growth in treasury management fees of $15 million and a $13 million increase in operating lease income related to the commercial and vendor finance business acquired in the second quarter of 2017. These increases were partially offset by a $12 million lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Lower residential mortgage revenue was driven by a $12 million decline in loan sales revenue, which reflected compressed pricing margins and lower refinancing origination volume.

The decrease in other noninterest income was driven by an $88 million decline in revenue from equity investments, which included the impact of first quarter 2017 positive valuation adjustments related to the Volcker Rule provisions of the Dodd-Frank Act. This decrease was partially offset by a $14 million decline in negative derivative fair value adjustments related to Visa Class B common shares in the comparison.

In the first quarter of 2018, and as a result of the commercial and vendor finance business we acquired in the second quarter of 2017, we have reclassified operating lease income to corporate services noninterest income from other noninterest income on the Consolidated Income Statement. Operating lease income was $34 million for the first quarter of 2018. First quarter 2017 operating lease income was $21 million and was reclassified to reflect this change.

Provision For Credit Losses
The provision for credit losses was $92 million for the first quarter of 2018 compared with $88 million in the first quarter of 2017.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended March 31
			Change
Dollars in millions	2018	2017	$	%
Noninterest expense
Personnel	$1,354	$1,257	$97	8%
Occupancy	218	222	(4)	(2)%
Equipment	273	251	22	9%
Marketing	55	55	—	—
Other	627	617	10	2%
Total noninterest expense	$2,527	$2,402	$125	5%

The increase in noninterest expense was due to our ongoing investments in technology and in our businesses and employees, and was reflected primarily in personnel and equipment expense. These increases included operating expense related to the second quarter 2017 acquisition of a commercial and vendor finance business, as well as the investments we have made in new markets and our announced increase in hourly wages for eligible employees and in enhanced employee benefits.

PNC continued to focus on disciplined expense management. As of March 31, 2018, we were on track to achieve our full-year 2018 goal of $250 million in cost savings through our continuous improvement program, which we expect will partially fund our ongoing business and technology investments.

Effective Income Tax Rate

The effective income tax rate was 17.0% in the first quarter of 2018 compared to 23.0% in the same period of 2017. First quarter 2018 reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.

The PNC Financial Services Group, Inc. – Form 10-Q    7

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2018	2017	$	%
Assets
Interest-earning deposits with banks	$28,821	$28,595	$226	1%
Loans held for sale	965	2,655	(1,690)	(64)%
Investment securities	74,562	76,131	(1,569)	(2)%
Loans	221,614	220,458	1,156	1%
Allowance for loan and lease losses	(2,604)	(2,611)	7	—
Mortgage servicing rights	1,979	1,832	147	8%
Goodwill	9,218	9,173	45	—
Other, net	44,606	44,535	71	—
Total assets	$379,161	$380,768	$(1,607)	—
Liabilities
Deposits	$264,704	$265,053	$(349)	—
Borrowed funds	58,039	59,088	(1,049)	(2)%
Other	9,383	9,042	341	4%
Total liabilities	332,126	333,183	(1,057)	—
Equity
Total shareholders’ equity	46,969	47,513	(544)	(1)%
Noncontrolling interests	66	72	(6)	(8)%
Total equity	47,035	47,585	(550)	(1)%
Total liabilities and equity	$379,161	$380,768	$(1,607)	—

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both March 31, 2018 and December 31, 2017.

•	Total assets decreased due to lower loans held for sale and investment securities, partially offset by higher loans;

•	Total liabilities decreased due to lower borrowed funds;

•
Total equity decreased due to share repurchases and lower accumulated other comprehensive income (loss) related to net unrealized securities losses, partially offset by higher retained earnings driven by net income.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of Risk Management in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2017 Form 10-K.
Loans
Table 6: Loans

	March 31	December 31	Change
Dollars in millions	2018	2017	$	%
Commercial lending
Commercial	$112,308	$110,527	$1,781	2%
Commercial real estate	28,835	28,978	(143)	—
Equipment lease financing	7,802	7,934	(132)	(2)%
Total commercial lending	148,945	147,439	1,506	1%
Consumer lending
Home equity	27,699	28,364	(665)	(2)%
Residential real estate	17,456	17,212	244	1%
Credit card	5,657	5,699	(42)	(1)%
Other consumer
Automobile	13,295	12,880	415	3%
Education	4,228	4,454	(226)	(5)%
Other	4,334	4,410	(76)	(2)
Total consumer lending	72,669	73,019	(350)	—
Total loans	$221,614	$220,458	$1,156	1%

8    The PNC Financial Services Group, Inc. – Form 10-Q

Loan growth was driven by commercial lending partially offset by a decline in consumer lending balances.

Commercial loans increased reflecting broad-based growth across our Corporate Banking, Real Estate and Business Credit businesses within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loans increased $.8 billion, or 1%, largely due to strong growth in asset-backed finance securitizations as well as middle market and large corporate lending. Commercial loans in our Real Estate business increased $.6 billion, or 5%, primarily driven by higher multifamily agency warehouse lending. In Business Credit, higher utilization resulted in an increase in commercial loans of $.4 billion, or 3%.

For commercial loans by industry and commercial real estate loans by geography, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances declined as growth in automobile and residential real estate loans were more than offset by lower home equity and education loans.

Home equity loans declined as paydowns and payoffs exceeded new originated volume. In addition, the declines in both home equity and education loans included the continued runoff in our non-strategic brokered home equity and government guaranteed education loan portfolios.

Residential real estate loans increased as a result of growth in originations of nonconforming residential mortgage loans, both nationwide and within our branch network. Nonconforming residential mortgage loans are loans that do not meet government agency standards, such as a maximum loan amount, property type or credit requirements, among other factors. The growth in residential real estate loans was primarily due to nonconforming loans that exceeded agency conforming loan limits. Automobile loans grew in part due to continued expansion in our Southeast markets.

For information on home equity and residential real estate loans, including by geography, and automobile loans, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

See the Credit Risk Management portion of the Risk Management section of this Financial Review and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report for additional information regarding our loan portfolio.
Investment Securities
Table 7: Investment Securities

	March 31, 2018		December 31, 2017		Ratings (a) as of March 31, 2018
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$14,390	$14,335	$15,173	$15,286	100%
Agency residential mortgage-backed	41,175	40,301	40,037	39,847	100%
Non-agency residential mortgage-backed	2,483	2,802	2,610	2,932	11%		3%	66%	20%
Agency commercial mortgage-backed	2,222	2,146	2,367	2,315	100%
Non-agency commercial mortgage-backed (b)	3,109	3,098	3,141	3,161	84%	6%			10%
Asset-backed (c)	5,325	5,380	5,531	5,598	84%	3%	6%	7%
Other debt (d)	6,081	6,179	6,279	6,459	74%	15%	7%	1%	3%
Other (e)			587	585
Total investment securities (f)	$74,785	$74,241	$75,725	$76,183	93%	2%	1%	3%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements of this Report for additional detail on this adoption.

(f)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Investment securities decreased $1.6 billion at March 31, 2018 compared to December 31, 2017, driven by declines in U.S. Treasury and government agencies securities of $.9 billion, other debt securities of $.3 billion, commercial mortgage-backed securities of $.2 billion and asset-backed securities of $.2 billion. These declines were partially offset by net purchases of agency residential mortgage-backed securities of $.8 billion. The overall decrease includes a $.6 billion decline in the valuation of our available for sale securities portfolio reflecting the impact of higher interest rates, primarily for U.S. Treasury and government agencies and agency residential mortgage-backed securities.

The decline in total investment securities at March 31, 2018 compared to December 31, 2017 also reflected the reclassification of $.6 billion of available for sale securities, primarily money market funds, to equity investments as part of the adoption of ASU 2016-01. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements for additional detail on our adoption of this ASU.

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

The duration of investment securities was 3.7 years at March 31, 2018. We estimate that at March 31, 2018 the effective duration of investment securities was 3.8 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.7 years at March 31, 2018 compared to 5.2 years at December 31, 2017.
Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

March 31, 2018	Years
Agency residential mortgage-backed	6.6
Non-agency residential mortgage-backed	6.3
Agency commercial mortgage-backed	3.5
Non-agency commercial mortgage-backed	3.1
Asset-backed	2.5

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources
Table 9: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2018	2017	$	%
Deposits
Noninterest-bearing	$78,303	$79,864	$(1,561)	(2)%
Interest-bearing
Money market	57,260	59,735	(2,475)	(4)%
Demand	62,289	61,213	1,076	2%
Savings	50,582	46,980	3,602	8%
Time deposits	16,270	17,261	(991)	(6)%
Total interest-bearing deposits	186,401	185,189	1,212	1%
Total deposits	264,704	265,053	(349)	—
Borrowed funds
Federal Home Loan Bank (FHLB) borrowings	19,537	21,037	(1,500)	(7)%
Bank notes and senior debt	28,773	28,062	711	3%
Subordinated debt	5,121	5,200	(79)	(2)%
Other	4,608	4,789	(181)	(4)%
Total borrowed funds	58,039	59,088	(1,049)	(2)%
Total funding sources	$322,743	$324,141	$(1,398)	—

Total deposits declined slightly in the comparison as growth in interest-bearing deposits was more than offset by decreases in noninterest-bearing deposits.

Noninterest-bearing deposits decreased due to seasonal declines in commercial deposits. Within interest-bearing deposits, savings deposits grew reflecting, in part, a shift from consumer money market to relationship-based savings products, as well as growth in consumer demand deposit balances. The decline in time deposits largely reflected lower certificates of deposit due to the net runoff of maturing accounts.

The decline in borrowed funds in the comparison was primarily due to lower FHLB borrowings, partially offset by growth in bank notes and senior debt, including $2.0 billion issued in January 2018. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2018 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity was $47.0 billion at March 31, 2018, a decrease of $.5 billion compared to December 31, 2017. The decrease resulted from common share repurchases of $.7 billion, lower accumulated other comprehensive income (loss) related to net unrealized securities losses of $.6 billion and common and preferred dividends of $.4 billion, partially offset by net income of $1.2 billion.

Common shares outstanding were 470 million and 473 million at March 31, 2018 and December 31, 2017, respectively, as repurchases of 4.8 million shares during the period were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.

The PNC Financial Services Group, Inc. – Form 10-Q    11

BUSINESS SEGMENTS REVIEW

We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

Business segment results and a description of each business are included in Note 14 Segment Reporting included in the Notes To Consolidated Financial Statements in this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

Retail Banking
(Unaudited)

Table 10: Retail Banking Table

Three months ended March 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$1,218	$1,121	$97	9%
Noninterest income	635	603	32	5%
Total revenue	1,853	1,724	129	7%
Provision for credit losses	69	71	(2)	(3)%
Noninterest expense	1,395	1,315	80	6%
Pretax earnings	389	338	51	15%
Income taxes	93	125	(32)	(26)%
Earnings	$296	$213	$83	39%
Average Balance Sheet
Loans held for sale	$652	$843	$(191)	(23)%
Loans
Consumer
Home equity	$24,608	$25,601	$(993)	(4)%
Automobile	13,105	12,146	959	8%
Education	4,409	5,131	(722)	(14)%
Credit cards	5,619	5,121	498	10%
Other	1,765	1,756	9	1%
Total consumer	49,506	49,755	(249)	(1)%
Commercial and commercial real estate	10,527	11,006	(479)	(4)%
Residential mortgage	13,420	11,688	1,732	15%
Total loans	$73,453	$72,449	$1,004	1%
Total assets	$88,734	$87,109	$1,625	2%
Deposits
Noninterest-bearing demand	$29,779	$29,010	$769	3%
Interest-bearing demand	41,939	40,649	1,290	3%
Money market	32,330	39,321	(6,991)	(18)%
Savings	43,838	35,326	8,512	24%
Certificates of deposit	12,082	13,735	(1,653)	(12)%
Total deposits	$159,968	$158,041	$1,927	1%
Performance Ratios
Return on average assets	1.35%	.99%
Noninterest income to total revenue	34%	35%
Efficiency	75%	76%

12    The PNC Financial Services Group, Inc. – Form 10-Q

Three months ended March 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Supplemental Noninterest Income Information
Consumer services	$266	$250	$16	6%
Brokerage	$86	$76	$10	13%
Residential mortgage	$97	$113	$(16)	(14)%
Service charges on deposits	$160	$154	$6	4%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$125	$130	$(5)	(4)%
Serviced portfolio acquisitions	$1	$8	$(7)	(88)%
MSR asset value (b)	$1.3	$1.3	—	—
MSR capitalization value (in basis points) (b)	101	97	4	4%
Servicing income: (in millions)
Servicing fees, net (c)	$51	$52	$(1)	(2)%
Mortgage servicing rights valuation, net of economic hedge	$9	$12	$(3)	(25)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.7	$1.9	$(.2)	(11)%
Loan sale margin percentage	2.83%	2.96%
Percentage of originations represented by:
Purchase volume (d)	56%	43%
Refinance volume	44%	57%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	54%	52%
Digital consumer customers (f)	64%	61%
Credit-related statistics
Nonperforming assets (g)	$1,131	$1,209	$(78)	(6)%
Net charge-offs	$100	$100	—	—
Other statistics
ATMs	9,047	8,976	71	1%
Branches (h)	2,442	2,508	(66)	(3)%
Brokerage account client assets (in billions) (i)	$49	$46	$3	7%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of March 31, except for customer-related statistics, which are quarterly averages, and net charge-offs, which are for the three months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion at both March 31, 2018 and March 31, 2017.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $296 million in the first three months of 2018 compared with $213 million for the same period in 2017. The increase in earnings was driven by higher net interest and noninterest income, partially offset by an increase in noninterest expense. First quarter 2018 earnings also benefited from the lower statutory federal income tax rate.

Net interest income increased due to wider interest rate spreads on the value of deposits.

The increase in noninterest income reflected growth in credit card, brokerage, and debit card fees, higher service charges on deposits and lower negative derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares in connection with all prior sales to date. These increases were partially offset by lower residential mortgage loan sales revenue, which reflected compressed pricing margins and lower refinancing origination volume.

Higher noninterest expense primarily resulted from an increase in personnel expense, investments in technology and compliance expense.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first quarter of 2018, average total deposits increased compared to the same period a year ago, as both interest-bearing and noninterest-bearing deposits increased. Savings deposits grew, reflecting, in part, a shift from money market deposits to relationship-based savings products. Additionally, interest-bearing demand deposits increased, while certificates of deposit declined due to the net runoff of maturing accounts.

Retail Banking average total loans increased in the first quarter of 2018 compared with the first quarter of 2017.

•	Average residential mortgages increased as a result of growth in originations of nonconforming residential mortgage loans, both nationwide and within our branch network.

•	Average automobile loans, which consisted of both direct and indirect auto loans, increased primarily due to portfolio growth, including in our Southeast markets.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

Nonperforming assets decreased compared to March 31, 2017 due to declines in both consumer and commercial nonperforming loans.

Retail Banking continued to focus on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	Approximately 64% of consumer customers used non-teller channels for the majority of their transactions in the first quarter of 2018 compared with 61% in the first quarter of 2017.

•	Deposit transactions via ATM and mobile channels increased to 54% of total deposit transactions versus 52% in the comparison.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 91% of our branch network as of March 31, 2018.

Retail Banking continued to make progress on its multi-year initiative to redesign the home lending process by integrating mortgage and home equity lending into a common platform to enhance product capability and improve speed of delivery and convenience.

•	We converted home equity loans to the new servicing platform in the first quarter of 2018. Both residential mortgage and home equity loans are now serviced on a single platform.

•	We implemented a new mortgage origination system in 2017.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking
(Unaudited)

Table 11: Corporate & Institutional Banking Table

Three months ended March 31			Change
Dollars in millions	2018	2017	$	%
Income Statement
Net interest income	$882	$839	$43	5%
Noninterest income	547	524	23	4%
Total revenue	1,429	1,363	66	5%
Provision for credit losses	41	25	16	64%
Noninterest expense	626	584	42	7%
Pretax earnings	762	754	8	1%
Income taxes	178	270	(92)	(34)%
Earnings	$584	$484	$100	21%
Average Balance Sheet
Loans held for sale	$1,189	$1,116	$73	7%
Loans
Commercial	$100,802	$92,116	$8,686	9%
Commercial real estate	26,732	27,091	(359)	(1)%
Equipment lease financing	7,845	7,497	348	5%
Total commercial lending	135,379	126,704	8,675	7%
Consumer	77	331	(254)	(77)%
Total loans	$135,456	$127,035	$8,421	7%
Total assets	$151,909	$142,592	$9,317	7%
Deposits
Noninterest-bearing demand	$45,896	$47,423	$(1,527)	(3)%
Money market	23,406	21,086	2,320	11%
Other	18,592	15,391	3,201	21%
Total deposits	$87,894	$83,900	$3,994	5%
Performance Ratios
Return on average assets	1.56%	1.38%
Noninterest income to total revenue	38%	38%
Efficiency	44%	43%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$419	$359	$60	17%
Capital Markets (b)	$258	$247	$11	4%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$14	$13	$1	8%
Commercial mortgage loan servicing income (d)	55	58	(3)	(5)%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	4	16	(12)	(75)%
Total	$73	$87	$(14)	(16)%
MSR asset value (f)	$723	$606	$117	19%
Average Loans by C&IB business
Corporate Banking	$57,856	$53,839	$4,017	7%
Real Estate	37,252	37,136	116	—
Business Credit	16,818	14,839	1,979	13%
Equipment Finance	14,243	12,478	1,765	14%
Commercial Banking	7,066	7,041	25	—
Other	2,221	1,702	519	30%
Total average loans	$135,456	$127,035	$8,421	7%
Credit-related statistics
Nonperforming assets (f) (g)	$508	$546	$(38)	(7)%
Net charge-offs	$9	$21	$(12)	(57)%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    15

(continued from previous page)

(a)
Represents consolidated amounts. See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.

(b)	Includes amounts reported in net interest income and noninterest income.

(c)
Includes other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, originations fees, gains on sale of loans held for sale and net interest income on loans held for sale.

(d)
Includes net interest income and noninterest income (primarily in corporate service fees) from loan servicing net of reduction in commercial mortgage servicing rights due to amortization expense and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.

(e)	Amounts reported in corporate service fees.

(f)	As of March 31.

(g)	Includes nonperforming loans of $.4 billion at both March 31, 2018 and March 31, 2017.

Corporate & Institutional Banking earned $584 million in the first quarter of 2018 compared to $484 million for the same period in 2017. The increase was primarily due to the impact of a lower statutory federal income tax rate and higher revenue, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan and deposit balances, as well as from wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher treasury management fees, increased operating lease income, mainly due to the commercial and vendor finance business acquired in the second quarter of 2017, and higher capital markets-related revenue. These increases were partially offset by a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge, and lower commercial mortgage servicing income mostly due to higher amortization expense as a result of higher interest rates.

The increase in provision for credit losses in the comparison reflected specific reserves for certain nonperforming credits in the first quarter of 2018 and loan growth. Overall, credit quality remained stable, as nonperforming assets and net charge-offs declined in the comparison to the prior year quarter.

Noninterest expense increased in the comparison largely driven by operating expenses related to the acquired business and continued investments in technology and risk management activities.

Average loans increased in the comparison primarily due to strong growth in Corporate Banking, Business Credit and Equipment Finance businesses:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations, government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large and midsized corporate clients as well as strong production in asset-backed finance securitizations.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased slightly as growth in commercial mortgage loans was mostly offset by a decrease in project loans.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison as new originations and increased utilization were partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $15.3 billion in the first quarter of 2018, an increase of $2.0 billion in the year over year comparison due to strong new production and the acquisition of the commercial and vendor finance business with $1.0 billion of loans and leases in the second quarter of 2017.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased slightly as new production outpaced payoffs and maturities.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the first quarter of 2018 compared to the prior year quarter driven by growth in interest-bearing deposits reflecting in part a shift from noninterest-bearing deposits in the rising rate environment.  We continue to monitor and balance the relationship between increases to rates paid and overall profitability of our deposit balances.

In 2017, Corporate & Institutional Banking opened offices in Dallas, Kansas City and Minneapolis as part of a multi-year expansion of our middle market banking business. These locations complement national Corporate & Institutional Banking businesses with operations in these cities, and build on past success in the markets where PNC’s retail banking presence was limited, such as in the Southeast. We plan to offer our entire suite of commercial products and services. In 2018, similar efforts have begun to expand our middle market business into the Denver, Houston and Nashville markets.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

Treasury management revenue comprises fees from products and services and net interest income from customer deposit balances. Compared with the first quarter of 2017, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher foreign exchange, loan syndications, underwriting and merger and acquisition advisory fees, partially offset by lower fixed income revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Asset Management Group
(Unaudited)

Table 12: Asset Management Group Table

Three months ended March 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$74	$71	$3	4%
Noninterest income	226	218	8	4%
Total revenue	300	289	11	4%
Provision for credit losses (benefit)	(7)	(2)	(5)	*
Noninterest expense	218	217	1	—
Pretax earnings	89	74	15	20%
Income taxes	21	27	(6)	(22)%
Earnings	$68	$47	$21	45%
Average Balance Sheet
Loans
Consumer	$4,785	$5,113	$(328)	(6)%
Commercial and commercial real estate	733	728	5	1%
Residential mortgage	1,517	1,190	327	27%
Total loans	$7,035	$7,031	$4	—
Total assets	$7,499	$7,476	$23	—
Deposits
Noninterest-bearing demand	$1,466	$1,433	$33	2%
Interest-bearing demand	3,540	3,829	(289)	(8)%
Money market	2,577	3,500	(923)	(26)%
Savings	4,613	3,768	845	22%
Other	305	246	59	24%
Total deposits	$12,501	$12,776	$(275)	(2)%
Performance Ratios
Return on average assets	3.68%	2.55%
Noninterest income to total revenue	75%	75%
Efficiency	73%	75%
Supplemental Noninterest Income Information
Asset management fees	$222	$215	$7	3%
Other Information
Nonperforming assets (a) (b)	$52	$51	$1	2%
Net charge-offs	$6	$1	$5	*
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$148	$141	$7	5%
Nondiscretionary client assets under administration	129	123	6	5%
Total	$277	$264	$13	5%
Discretionary client assets under management
Personal	$92	$87	$5	6%
Institutional	56	54	2	4%
Total	$148	$141	$7	5%
* - Not meaningful

(a)	As of March 31.

(b)	Includes nonperforming loans of $47 million and $45 million at March 31, 2018 and March 31, 2017, respectively.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $68 million in the first quarter of 2018 and $47 million in the first quarter of 2017. Earnings increased due to higher noninterest income and net interest income, as well as an increased benefit from the provision for credit losses. First quarter 2018 earnings also benefited from the lower statutory federal income tax rate.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Higher net interest income in the comparison was due to wider interest rate spreads on the value of deposits, partially offset by declines in loan balances and narrower interest rate spreads on the value of loans. Higher noninterest income reflected growth in asset management fees driven by stronger average equity markets.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of March 31, 2018.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas and solutions and exceptional service.
Wealth Management and Hawthorn have nearly 100 offices operating in seven out of the ten most affluent states in the U.S., with a majority co-located with retail banking branches. The businesses provide customized investments, wealth planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

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
BlackRock
(Unaudited)

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Three months ended March 31
Dollars in millions	2018	2017
Business segment earnings (a)	$197	$145
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At March 31.

In billions	March 31 2018	December 31 2017
Carrying value of our investment in BlackRock (c)	$7.7	$7.7
Market value of our investment in BlackRock (d)	$18.8	$17.9

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.6 billion at both March 31, 2018 and December 31, 2017. Our voting interest in BlackRock common stock was approximately 21% at March 31, 2018.

(d)	Does not include liquidity discount.

Earnings for our BlackRock segment increased compared with the first three months of 2017, and included the impact of the lower statutory federal income tax rate.

In addition to our investment in BlackRock reflected in Table 13, at March 31, 2018, we held 143,458 shares of BlackRock Series C Preferred Stock valued at $62 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

On January 31, 2018, we transferred 103,064 shares of Series C Preferred Stock to BlackRock to satisfy a portion of our LTIP obligation. The transfer reduced Other assets and Other liabilities on our Consolidated Balance Sheet by $42 million, representing the fair value of the shares transferred.

Our 2017 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q    19

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2017 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and framework, risk identification, risk assessment, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2017 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within the Risk Management section.

The following information updates our 2017 Form 10-K risk management disclosures.

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2017 Form 10-K for additional discussion regarding credit risk.

Loan Portfolio Characteristics and Analysis

Table 14: Details of Loans
In billions
We use several asset quality indicators, as further detailed in Note 3 Asset Quality, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial
Commercial loans comprised 51% and 50% of our total loan portfolio at March 31, 2018 and December 31, 2017, respectively. Most of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s probability of default (PD) and loss given default (LGD). This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to continual monitoring of the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our portfolio remains stable and well-diversified as shown in the following table which provides a breakout of our commercial loans by industry classification (classified based on the North American Industry Classification System (NAICS)).

20    The PNC Financial Services Group, Inc. – Form 10-Q

Table 15: Commercial Loans by Industry

	March 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$21,367	19%	$20,578	19%
Retail/wholesale trade	18,232	16	17,846	16
Service providers	14,554	13	15,100	14
Real estate related (a)	12,701	11	12,496	11
Health care	9,937	9	9,739	9
Financial services	9,479	8	8,532	8
Transportation and warehousing	5,488	5	5,609	5
Other industries	20,550	19	20,627	18
Total commercial loans	$112,308	100%	$110,527	100%
(a) Includes loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $15.0 billion of real estate project loans and $13.8 billion related to commercial mortgages as of March 31, 2018. Comparable amounts were $15.3 billion and $13.7 billion, respectively, as of December 31, 2017. Our recent experience is that the competition for commercial real estate loans has become more aggressive in pricing and structure and is, at times, outside of our risk tolerance. As payoffs and maturities continue at a steady pace, the balance of our commercial real estate portfolio may decline.

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
Table 16: Commercial Real Estate Loans by Geography

	March 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,239	15%	$4,192	14%
Florida	2,263	8	2,221	8
Maryland	2,116	7	2,104	7
Virginia	1,667	6	1,609	5
Texas	1,592	5	1,639	6
Pennsylvania	1,382	5	1,394	5
Illinois	1,333	5	1,325	5
New York	1,183	4	1,163	4
Ohio	1,149	4	1,134	4
New Jersey	972	3	964	3
All other states	10,939	38	11,233	39
Total commercial real estate loans	$28,835	100%	$28,978	100%

Home Equity
Home equity loans comprised $16.4 billion of primarily variable-rate home equity lines of credit and $11.3 billion of closed-end home equity installment loans at March 31, 2018. Comparable amounts were $16.8 billion and $11.6 billion, respectively, as of December 31, 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

The portfolio is primarily originated within our primary geographic markets, with only 5% of the portfolio in states outside of those markets at both March 31, 2018 and December 31, 2017. The credit quality of newly originated loans over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 776.

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

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Priority

	March 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$6,602	24%	$6,792	24%
New Jersey	4,172	15	4,252	15
Ohio	3,316	12	3,413	12
Illinois	1,755	6	1,801	6
Maryland	1,544	6	1,572	6
Michigan	1,414	5	1,442	5
Florida	1,245	5	1,255	4
North Carolina	1,236	4	1,266	5
Kentucky	1,111	4	1,138	4
Indiana	895	3	924	3
All other states	4,409	16	4,509	16
Total home equity loans	$27,699	100%	$28,364	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total home equity loans		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2018 and December 31, 2017.

We track borrower performance of this portfolio monthly similar to home equity loans. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the mortgage portfolio into pools based on product type (e.g., Federal Housing Administration (FHA), conforming, etc.). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 71% and a weighted-average FICO score of 769.

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	March 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$3,858	22%	$3,676	21%
New Jersey	1,538	9	1,503	9
Florida	1,533	9	1,529	9
Illinois	1,206	7	1,230	7
Pennsylvania	965	5	962	5
Maryland	903	5	902	5
New York	862	5	847	5
North Carolina	831	5	821	5
Virginia	822	5	824	5
Ohio	678	4	684	4
All other states	4,260	24	4,234	25
Total residential real estate loans	$17,456	100%	$17,212	100%

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. Growth in residential mortgage loans in the first quarter of 2018 was primarily due to nonconforming loans that exceeded agency conforming loan limits. Our portfolio of nonconforming residential mortgage loans totaled $10.9 billion at March 31, 2018, with 27% located in California. The nonconforming residential mortgage portfolio had strong credit quality at March 31, 2018 with an average original LTV of 70% and an average original FICO score of 771.

Automobile
Within auto loans, $11.8 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of March 31, 2018. Comparable amounts as of December 31, 2017 were $11.4 billion and $1.4 billion, respectively, and also included $.1 billion of securitized loans. The indirect auto portfolio relates to loan applications generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 743 for indirect auto loans and 766 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 73 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. At March 31, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans. Comparable amounts were 54% and 46% at December 31, 2017, respectively.

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

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO), foreclosed and other assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our 2017 Form 10-K. A summary of the major categories of nonperforming assets are presented in Table 19. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Table 19: Nonperforming Assets by Type

	March 31, 2018	December 31, 2017	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$537	$554	$(17)	(3)%
Consumer lending (a)	1,305	1,311	(6)	—
Total nonperforming loans	1,842	1,865	(23)	(1)%
OREO, foreclosed and other assets	162	170	(8)	(5)%
Total nonperforming assets	$2,004	$2,035	$(31)	(2)%
Amount of TDRs included in nonperforming loans	$939	$964	$(25)	(3)%
Percentage of total nonperforming loans	51%	52%
Nonperforming loans to total loans	.83%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.90%	.92%
Nonperforming assets to total assets	.53%	.53%
Allowance for loan and lease losses to total nonperforming loans	141%	140%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Table 20: Change in Nonperforming Assets

In millions	2018	2017
January 1	$2,035	$2,374
New nonperforming assets	249	330
Charge-offs and valuation adjustments	(137)	(150)
Principal activity, including paydowns and payoffs	(81)	(228)
Asset sales and transfers to loans held for sale	(29)	(42)
Returned to performing status	(33)	(72)
March 31	$2,004	$2,212

As of March 31, 2018, approximately 87% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of March 31, 2018, commercial lending nonperforming loans were carried at approximately 67% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer nonperforming loans, residential real estate TDRs comprise 74% of total residential real estate nonperforming loans at March 31, 2018, down from 75% at December 31, 2017. Home equity TDRs comprise 50% of home equity nonperforming loans at both March 31, 2018 at December 31, 2017. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At March 31, 2018, our largest nonperforming asset was $41 million in the Wholesale Trade industry and the ten largest individual nonperforming assets represented 12% of total nonperforming assets.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	March 31 2018	December 31 2017	Change		March 31 2018	December 31 2017
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$527	$545	$(18)	(3)%	.24%	.25%
Accruing loans past due 60 to 89 days	234	238	(4)	(2)%	.11%	.11%
Total	761	783	(22)	(3)%	.34%	.36%
Late stage loan delinquencies
Accruing loans past due 90 days or more	628	737	(109)	(15)%	.28%	.33%
Total	$1,389	$1,520	$(131)	(9)%	.63%	.69%

(a)	Past due loan amounts include government insured or guaranteed loans of $.8 billion at March 31, 2018 and $.9 billion at December 31, 2017.

Accruing loans past due 90 days or more decreased at March 31, 2018 compared to December 31, 2017 primarily driven by a decline in government insured residential real estate loans. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

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

We also monitor the success rates and delinquency status of our loan modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses. Table 22 provides the number of accounts and unpaid principal balance of modified consumer real estate related loans as of each date presented.
Table 22: Consumer Real Estate Related Loan Modifications

	March 31, 2018		December 31, 2017
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	2,890	$203	3,033	$217
Permanent modifications	22,989	2,530	23,270	2,581
Total consumer real estate related loan modifications	25,879	$2,733	26,303	$2,798
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

The PNC Financial Services Group, Inc. – Form 10-Q    25

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
Table 23: Summary of Troubled Debt Restructurings (a)

	March 31 2018	December 31 2017	Change
Dollars in millions			$	%
Total commercial lending	$384	$409	$(25)	(6)%
Total consumer lending	1,608	1,652	(44)	(3)%
Total TDRs	$1,992	$2,061	$(69)	(3)%
Nonperforming	$939	$964	$(25)	(3)%
Accruing (b)	1,053	1,097	(44)	(4)%
Total TDRs	$1,992	$2,061	$(69)	(3)%

(a)
Amounts in table represent recorded investment, which includes the unpaid principal balance plus net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both March 31, 2018 and December 31, 2017. Nonperforming TDRs represented approximately 51% and 52% of total nonperforming loans at March 31, 2018 and December 31, 2017, respectively, and 47% of total TDRs at both March 31, 2018 and December 31, 2017. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at March 31, 2018 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

Allowances are established for non-impaired commercial loan classes based primarily on PD and LGD.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2018, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

See Note 1 Accounting Policies in our 2017 Form 10-K and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

Table 24: Allowance for Loan and Lease Losses

Dollars in millions	2018	2017
January 1	$2,611	$2,589
Total net charge-offs	(113)	(118)
Provision for credit losses	92	88
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	7	(4)
Other	7	6
March 31	$2,604	$2,561
Net charge-offs to average loans (for the three months ended) (annualized)	.21%	.23%
Total allowance for loan and lease losses to total loans	1.18%	1.20%
Commercial lending net charge-offs	$(10)	$(23)
Consumer lending net charge-offs	(103)	(95)
Total net charge-offs	$(113)	$(118)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.03%	.07%
Consumer lending	.57%	.53%

At March 31, 2018, total ALLL to total nonperforming loans was 141%. The comparable amount for December 31, 2017 was 140%. These ratios are 101% and 102% when excluding the $.7 billion of ALLL at both March 31, 2018 and December 31, 2017 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 19 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first three months of 2018, overall credit quality remained stable, which resulted in an essentially flat ALLL balance as of March 31, 2018 compared to December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    27

The following table summarizes our loan charge-offs and recoveries.
Table 25: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2018
Commercial	$28	$16	$12.04%
Commercial real estate	6	6
Equipment lease financing	2	4	(2)	(.10)%
Home equity	28	21	7.10%
Residential real estate	2	4	(2)	(.05)%
Credit card	56	6	50	3.60%
Other consumer
Automobile	38	17	21.65%
Education	9	2	7.64%
Other	24	4	20	1.85%
Total	$193	$80	$113.21%
2017
Commercial	$53	$24	$29.11%
Commercial real estate	1	7	(6)	(.08)%
Equipment lease financing	1	1
Home equity	34	20	14.19%
Residential real estate	4	4
Credit card	46	5	41	3.24%
Other consumer
Automobile	30	13	17.56%
Education	7	2	5.40%
Other	22	4	18	1.64%
Total	$198	$80	$118.23%
See Note 1 Accounting Policies in our 2017 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2017 Form 10-K.

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100% in 2018. PNC and PNC Bank calculate the LCR daily, and as of March 31, 2018, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2017 Form 10-K.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $264.7 billion at March 31, 2018 from $265.1 billion at December 31, 2017, driven by decreases in noninterest-bearing deposits, partially offset by growth in interest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid and unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At March 31, 2018, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $32.7 billion and securities available for sale totaling $56.0 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $3.3 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $5.0 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 10 Borrowed Funds in our 2017 Form 10-K and the Funding Sources section of the Consolidated Balance Sheet Review for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2018
January 1	$33.3
Issuances	2.0
Calls and maturities	(1.0)
Other	(0.4)
March 31	$33.9
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2018, PNC Bank had $27.7 billion of notes outstanding under this program of which $24.1 billion were senior bank notes and $3.6 billion were subordinated bank notes. The following table details issuances for the three months ended March 31, 2018.

Table 27: PNC Bank Notes Issued During First Quarter 2018

Issuance Date	Amount	Description of Issuance
January 22, 2018	$900 million	Senior notes with a maturity date of January 22, 2021. Interest is payable semi-annually at a fixed rate of 2.500% per annum on January 22 and July 22 of each year, beginning July 22, 2018.
January 22, 2018	$700 million	Senior notes with a maturity date of January 22, 2028. Interest is payable semi-annually at a fixed rate of 3.250% per annum on January 22 and July 22 of each year, beginning July 22, 2018.
January 22, 2018	$400 million
Floating rate senior notes with a maturity date of January 22, 2021. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .25% on January 22, April 22, July 22 and October 22 of each year, beginning on April 22, 2018.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2018, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $44.6 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2018, there were no issuances outstanding under this program.

The PNC Financial Services Group, Inc. – Form 10-Q    29

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

As of March 31, 2018, available parent company liquidity totaled $5.9 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.4 billion at March 31, 2018. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2018, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

Parent company senior and subordinated debt outstanding totaled $6.8 billion at both March 31, 2018 and December 31, 2017.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2017 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 13 Commitments in the Notes To Consolidated Financial Statements of this Report.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 28: Credit Ratings as of March 31, 2018 for PNC and PNC Bank

	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities, including additional information on our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2017 Form 10-K.
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.
In connection with the capital plan accepted by the Federal Reserve as part of our 2017 CCAR submission, we repurchased 4.8 million common shares for $.7 billion in the first quarter of 2018 as part of our common stock repurchase programs for the four quarter period ending June 30, 2018. PNC has repurchased a total of 12.7 million shares for $1.8 billion under current share repurchase programs as of March 31, 2018.
We paid dividends on common stock of $.4 billion, or 75 cents per common share, during the first quarter of 2018. On April 4, 2018, the PNC Board of Directors declared a quarterly common stock cash dividend of 75 cents per share with a payment date of May 5, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Table 29: Basel III Capital

Dollars in millions	Basel III March 31, 2018 (a) (b)	Fully Phased-In Basel III (Non-GAAP) December 31, 2017 (c)		2017 Transitional Basel III December 31, 2017 (a)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$7,416	$8,195		$8,195
Retained earnings	36,265	35,481		35,481
Accumulated other comprehensive income for securities currently and those transferred from available for sale	(151)	337		270
Accumulated other comprehensive income for pension and other postretirement plans	(494)	(544)		(436)
Goodwill, net of associated deferred tax liabilities	(9,028)	(8,988)		(8,988)
Other disallowed intangibles, net of deferred tax liabilities	(315)	(319)		(255)
Other adjustments/(deductions)	(121)	(141)		(138)
Total common equity Tier 1 capital before threshold deductions	33,572	34,021		34,129
Total threshold deductions (d)	(3,272)	(2,928)		(1,983)
Common equity Tier 1 capital	30,300	31,093		32,146
Additional Tier 1 capital
Preferred stock plus related surplus	3,986	3,985		3,985
Other adjustments/(deductions)	(148)	(146)		(124)
Tier 1 capital	34,138	34,932		36,007
Additional Tier 2 capital
Qualifying subordinated debt	3,324	3,433		3,482
Trust preferred capital securities	80			100
Eligible credit reserves includable in Tier 2 capital	2,893	2,907		2,907
Total Basel III capital	$40,435	$41,272		$42,496
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$314,922	$316,120		$309,460
Basel III advanced approaches risk-weighted assets (f)	$280,385	$285,226		N/A
Average quarterly adjusted total assets	$364,242	$363,967		$364,999
Supplementary leverage exposure (g)	$433,233	$434,698		$435,731
Basel III risk-based capital and leverage ratios
Common equity Tier 1 (i)	9.6%	9.8%	(h)	10.4%
Tier 1 (j)	10.8%	11.1%	(h)	11.6%
Total (k) (l) (m)	12.8%	13.1%	(h)	13.7%
Leverage (n)	9.4%	9.6%		9.9%
Supplementary leverage ratio (o)	7.9%	8.0%		8.3%

(a)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(b)
The Basel III Common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary ratios as of March 31, 2018 reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC.

(c)	2017 Fully Phased-In Basel III results are presented as Pro forma estimates.

(d)
Under the Basel III rules, certain items such as significant common stock investments in unconsolidated financial institutions (primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule that ended December 31, 2017 and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of PNC's adjusted common equity Tier 1 capital.

(e)	Includes credit and market risk-weighted assets.

(f)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this calculation through the parallel run qualification phase.

(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(h)	Pro forma fully phased-in Basel III capital ratios based on Basel III standardized approach risk-weighted assets and rules.

(i)
For comparative purposes only, the advanced approaches Basel III Common equity Tier 1 capital ratio for March 31, 2018 is 10.8% and for December 31, 2017 is 10.9% (estimated). This capital ratio is calculated using Common equity Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(j)
For comparative purposes only, the advanced approaches Basel III Tier 1 risk-based capital ratio for March 31, 2018 is 12.2% and for December 31, 2017 is 12.2% (estimated). This capital ratio is calculated using Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(k)
For comparative purposes only, the advanced approaches Basel III Total capital risk-based capital ratio for March 31, 2018 is 13.5% and for December 31, 2017 is 13.5% (estimated). This ratio is calculated using Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by Basel III advanced approaches risk-weighted assets.

(l)	The Basel III total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2022.

(m)	For comparative purposes only, as of March 31, 2018 the ratio is 12.8%, assuming nonqualifying trust preferred capital securities are phased out.

(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(o)
Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank became subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

32    The PNC Financial Services Group, Inc. – Form 10-Q

The decline in our Basel III Common equity Tier 1 capital ratio at March 31, 2018 compared to December 31, 2017 was driven by a decline in AOCI related to the impact of higher interest rates on the valuation of our available for sale securities portfolio.

Because PNC remains in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2018 and 2017 are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures. Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches.

Under the Basel III rules applicable to PNC, significant common stock investments in unconsolidated financial institutions (primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule that ended December 31, 2017 and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution's adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes (subject to a phase-in schedule that ended December 31, 2017) accumulated other comprehensive income related to securities currently and previously held as available for sale, as well as pension and other postretirement plans. With the exception of certain nonqualifiying trust preferred capital securities included in PNC’s Total risk-based capital, the transitions and multi-year phase-in of the definition of capital under the Basel III rules were complete as of January 1, 2018. Accordingly, we refer to the capital ratios calculated using the definition of capital in effect as of January 1, 2018 and, for the risk-based ratios, standardized approach risk-weighted assets, as the Basel III ratios. The Basel III Total risk-based capital includes trust preferred capital securities in the amount of $80 million that are subject to a phase-out that runs through 2022. We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios. All current period capital ratios are calculated using the regulatory capital methodology applicable to us during 2018.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies (BHCs), including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2018 capital levels were aligned with them.

At March 31, 2018, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2017 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our March 31, 2017 Transitional Basel III and Fully Phased-In Basel III Common equity Tier 1 capital ratios.

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

The interest rates that we pay on customer deposits have risen in recent quarters, in part as a result of higher short-term interest rates. The rates paid on commercial deposits have had a higher correlation to the increase in short-term interest rates, as compared to the rates paid on consumer deposits. The rates paid on customer deposits are impacted by many factors including the level of interest rates, competition for deposits, new product offerings, and changes in business strategies. During the remainder of 2018, we anticipate that the rates paid on our consumer deposits will have a higher correlation to changes in short-term in interest rates.

A portion of our loans are indexed to one-month LIBOR, while the majority of our wholesale borrowings are indexed to three-month LIBOR. During the first quarter of 2018, the spread between three-month LIBOR and one-month LIBOR widened, resulting in a compression of net interest income and margin from what would have otherwise been recognized had the spread remained unchanged.

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

Sensitivity results and market interest rate benchmarks for the first quarters of 2018 and 2017 follow:
Table 30: Interest Sensitivity Analysis

	First Quarter 2018	First Quarter 2017
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.5%	2.5%
100 basis point decrease	(3.1)%	(4.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.3%	4.0%
100 basis point decrease	(7.0)%	(8.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(.7)	(2.3)
Key Period-End Interest Rates
One-month LIBOR	1.88%	.98%
Three-month LIBOR	2.31%	1.15%
Three-year swap	2.66%	1.81%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 31 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and

34    The PNC Financial Services Group, Inc. – Form 10-Q

(iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.
Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios (First Quarter 2018)

	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.7%	1.8%	(.8)%
Second year sensitivity	1.3%	.4%	(3.5)%

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 30 and 31. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 32: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2018 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first three months of 2018 and 2017 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2017 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer related trading revenue was $77 million for the first quarter of 2018 compared to $68 million for the first quarter of 2017. The increase was primarily due to higher foreign exchange client sales revenues.

The PNC Financial Services Group, Inc. – Form 10-Q    35

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

A summary of our equity investments follows:
Table 33: Equity Investments Summary

	March 31 2018	December 31 2017	Change
Dollars in millions			$	%
BlackRock	$7,642	$7,576	$66	1%
Tax credit investments	2,071	2,148	(77)	(4)%
Private equity and other	2,295	1,668	627	38%
Total	$12,008	$11,392	$616	5%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2018, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion and $.8 billion at March 31, 2018 and December 31, 2017, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2017 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.3 billion at March 31, 2018 at December 31, 2017, respectively. As of March 31, 2018, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See Item 1 Business - Supervision and Regulation in our 2017 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Effective January 1, 2018, $.6 billion of available for sale securities were reclassified to equity investments as part of the adoption of ASU 2016-01. These securities were primarily money market funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At March 31, 2018, the estimated value of our investment in Visa Class B common shares was approximately $693 million and our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded class of stock, which cannot happen until the settlement of the pending interchange litigation. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at March 31, 2018 and March 31, 2017.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Derivatives
We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market and credit risk inherent in our business activities. Substantially all such instruments are used to manage risk related to changes in interest rates. Interest rate swaps, interest rate caps and floors, swaptions, options, forwards and futures contracts are the primary instruments we use for risk management. We also enter into derivatives with customers to facilitate their risk management activities.

Financial derivatives involve, to varying degrees, market and credit risk. Periodic cash payments are exchanged for interest rate swaps, options and futures contracts. Premiums are also exchanged for options contracts. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 6 Fair Value in our Notes To Consolidated Financial Statements in our 2017 Form 10-K and in Note 6 Fair Value and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

On April 10, 2018, the Federal Reserve requested public comment on a proposal that would integrate its capital plan rule, stress test rules and the annual CCAR exercise with its Basel III regulatory capital rules. The proposal would apply to BHCs with $50 billion or more in assets (including PNC). Among other things, the proposal would introduce new common equity Tier 1 (CET1) and Tier 1 leverage stress capital buffers. The CET1 and Tier 1 leverage stress capital buffers for a covered BHC would equal (i) the percentage decline in the BHC’s CET1 and Tier 1 leverage ratios, respectively, in the most recently completed CCAR exercise as projected by the Federal Reserve under its Supervisory Severely Adverse scenario, plus (ii) the BHC’s projected common stock dividends in the fourth through seventh quarter of that exercise (expressed as a ratio to the BHC’s total risk-weighted assets or average total consolidated assets, as applicable). The CET1 stress capital buffer would have a minimum “floor” of 2.5 percent.

Under the proposal, PNC would be subject to the Basel III capital conservation buffer limitations on capital distributions and discretionary incentive compensation payments to senior management if PNC’s CET1 ratio fell below (i) 4.5%, plus (ii) PNC’s applicable CET1 stress capital buffer, plus (iii) any applicable countercyclical capital buffer (which is currently set at zero in the United States). Global systemically important banks (GSIBs) and BHCs that have exited parallel run under the advanced approaches would be subject to additional capital buffer requirements. In connection with these changes, the Federal Reserve proposes to make a number of changes to the CCAR process, including eliminating (i) the quantitative “pass-fail” component, (ii) the required assumption that a BHC continues its base case capital actions in the Supervisory Adverse and Severely Adverse scenarios, and (iii) the stricter scrutiny applied by the Federal Reserve to common dividend payout ratios of greater than 30 percent. The proposal also would make changes to the capital action assumptions that the Federal Reserve and covered BHCs apply in conducting stress tests under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFAST). The Federal Reserve has proposed implementing these changes for the 2019 CCAR exercise.

Also in April, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation requested public comment on a joint proposal that would, among other things, revise the agencies’ Basel III regulatory capital rules to allow banking organizations to elect to phase-in, over a three-year period, the regulatory capital effects of implementing the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as the Current Expected Credit Losses (CECL) standard. The proposal also would generally replace references to the ALLL in the regulatory capital and certain other rules of the agencies with references to the allowance for credit losses (ACL) for institutions that have adopted CECL. As defined, ACL would include credit loss allowances established for on- and off-balance sheet assets in accordance with CECL through a charge against earnings, other than credit losses on purchased credit-deteriorated assets and available for sale securities and allocated transfer risk reserves. Under the proposal, an institution that has adopted CECL could include ACL in its regulatory Tier 2 capital to the same extent as ALLL is includable in Tier 2 capital currently (i.e., up to 1.25% of Standardized Approach risk-weighted assets). An institution that calculates capital under the advanced approaches and has implemented CECL also would use ACL to determine whether its expected credit losses exceed the institution’s eligible credit reserves (which would be defined as ACL), with the difference deducted from CET1. The proposal also would amend the agencies’ capital stress test rules to provide that covered banking organizations that have adopted CECL must include the effects of CECL in their stress tests conducted after January 1, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q    37

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2017 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2017 Form 10-K:

•	Fair Value Measurements

•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

•	Goodwill

•	Residential and Commercial Mortgage Servicing Rights

•	Income Taxes

•	Legal Contingencies

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 34: Fair Value Measurements – Summary

	March 31, 2018		December 31, 2017
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$66,580	$6,546	$69,673	$6,475
Total assets at fair value as a percentage of consolidated assets	18%		18%
Level 3 assets as a percentage of total assets at fair value		10%		9%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$4,161	$488	$4,233	$531
Total liabilities at fair value as a percentage of consolidated liabilities	1%		1%
Level 3 liabilities as a percentage of total liabilities at fair value		12%		13%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

Income Taxes

See the Critical Accounting Estimates and Judgments section in Item 7 of our 2017 Form 10-K for information on our accounting of certain income tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017. Where certain income tax effects could be reasonably estimated, these were included as provisional amounts as of December 31, 2017. During the measurement period, which will end in December 2018, these estimates may be adjusted upon obtaining or analyzing additional information about facts and circumstances or clarifications of uncertain aspects of the newly enacted tax law, which if known would have affected the initially reported provisional amounts. No changes were made to these provisional amounts during the first quarter of 2018.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Recently Issued Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Leases - ASU 2016-02 Issued February 2016
• Required effective date of January 1, 2019.(a)
• Requires lessees to recognize a right-of-use asset and related lease liability for all leases with lease terms of more than 12 months.
• Recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.
• May be adopted using a modified retrospective approach through a cumulative-effect adjustment.
• FASB approved an amendment which would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented.

• We plan to adopt the guidance in the first quarter of 2019.
• Implementation efforts are ongoing, including the deployment of a lease accounting software solution.
• We are currently evaluating the impact of various accounting policy elections, the discount rate to present value the future minimum payments under operating leases, and the impact of new disclosure requirements.
• We are substantially complete with the evaluation of our initial lease population. We will continue to review service contracts through the effective date and may identify additional leases embedded within those arrangements that are within the scope of the ASU.
• We expect, at a minimum, to recognize lease liabilities and corresponding right-of-use assets commensurate with the present value of the future minimum payments. Future minimum lease payments under operating leases totaled $2.6 billion as of December 31, 2017 as disclosed in Note 8 Premises, Equipment and Leasehold Improvements in our 2017 Form 10-K.
• We do not expect a material change to the timing of our expense recognition.

Credit Losses - ASU 2016-13 Issued June 2016
• Required effective date of January 1, 2020.(a)
• Requires the use of an expected credit loss methodology; specifically, current expected credit losses (CECL) for the remaining life of the asset will be recognized at the time of origination or acquisition.
• Methodology will apply to loans, debt securities, and other financial assets and net investment in leases not accounted for at fair value through net income. It will also apply to off-balance sheet credit exposures except for unconditionally cancellable commitments.
• In-scope assets will be presented at the net amount expected to be collected after deducting the allowance for credit losses from the amortized cost basis of the assets.
• Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.
• Requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

• We do not plan to adopt the standard at its early adoption date in the first quarter of 2019.
• We established a company-wide, cross-functional governance structure in the third quarter of 2016, which oversees overall strategy for implementation of Topic 326, including model methodology, technology, development, data enhancements and governance issues.
• We continue to design and develop CECL estimation methodologies and technological solutions.
• Concurrently, we are assessing and analyzing whether data that is required to comply with the standard is available and accurate.
• We continue to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in our allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

Goodwill - ASU 2017-04 Issued January 2017
• Required effective date of January 1, 2020.(a)
• Eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill under which a loss was recognized only if the estimated implied fair value of the goodwill is below its carrying value.
• Requires impairment to be recognized if the carrying amount exceeds the reporting unit’s fair value.
• We plan to adopt the standard on its effective date and we do not expect the adoption of this standard to impact our consolidated results of operations or our consolidated financial position.
(a) Early adoption is permitted.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements adopted in the first quarter of 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    39

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2017 Form 10-K and in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 13 Commitments in the Notes To Consolidated Financial Statements included in this Report.

A summary of variable interest entities (VIEs), including those in which we hold variable interests but have not consolidated into our financial statements, is included in Note 2 in our 2017 Form 10-K.

Trust Preferred Securities and REIT Preferred Securities
See Note 10 Borrowed Funds and Note 15 Equity in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities and for additional information on the 2017 redemption of the REIT preferred securities issued by PNC Preferred Funding Trust I and PNC Preferred Funding Trust II.
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2018, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2018, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
GLOSSARY OF TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2017 Form 10-K.

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

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economic growth will accelerate somewhat in

40    The PNC Financial Services Group, Inc. – Form 10-Q

2018, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth in 2018. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market, although trade restrictions are a downside risk to the forecast. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; after the Federal Open Market Committee raised the federal funds rate in March, our baseline forecast is for two additional rate hikes in June and December 2018, pushing the rate to a range of 2.00 to 2.25% by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more. Long-term rates will rise more slowly than short-term rates, so we anticipate that the yield curve will flatten but not invert.

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

•
Business and operating results also include impacts relating to our equity interest in BlackRock, Inc. and rely to a significant extent on information provided to us by BlackRock. Risks and uncertainties that could affect BlackRock are discussed in more detail by BlackRock in its Securities and Exchange Commission (SEC) filings.

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

We provide greater detail regarding these as well as other factors in our 2017 Form 10-K, and elsewhere in this Report, including Item 1A Risk Factors in our 2017 Form 10-K, the Risk Management section of this Financial Review and of Item 7 in our 2017 Form 10-K and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2017 Form 10-K. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2018	2017
Interest Income
Loans	$2,228	$1,904
Investment securities	512	493
Other	178	123
Total interest income	2,918	2,520
Interest Expense
Deposits	213	120
Borrowed funds	344	240
Total interest expense	557	360
Net interest income	2,361	2,160
Noninterest Income
Asset management	455	403
Consumer services	357	332
Corporate services	429	414
Residential mortgage	97	113
Service charges on deposits	167	161
Other	245	301
Total noninterest income	1,750	1,724
Total revenue	4,111	3,884
Provision For Credit Losses	92	88
Noninterest Expense
Personnel	1,354	1,257
Occupancy	218	222
Equipment	273	251
Marketing	55	55
Other	627	617
Total noninterest expense	2,527	2,402
Income before income taxes and noncontrolling interests	1,492	1,394
Income taxes	253	320
Net income	1,239	1,074
Less: Net income attributable to noncontrolling interests	10	17
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	21
Net income attributable to common shareholders	$1,165	$973
Earnings Per Common Share
Basic	$2.45	$1.99
Diluted	$2.43	$1.96
Average Common Shares Outstanding
Basic	473	487
Diluted	476	492
See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2018	2017
Net income	$1,239	$1,074
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(646)	69
Net unrealized gains (losses) on OTTI securities	14	35
Net unrealized gains (losses) on cash flow hedge derivatives	(193)	(77)
Pension and other postretirement benefit plan adjustments	63	(62)
Other	27	4
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(735)	(31)
Income tax benefit (expense) related to items of other comprehensive income	178	17
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(557)	(14)
Comprehensive income	682	1,060
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	17
Comprehensive income attributable to PNC	$672	$1,043
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2018	December 31 2017
In millions, except par value
Assets
Cash and due from banks	$4,649	$5,249
Interest-earning deposits with banks	28,821	28,595
Loans held for sale (a)	965	2,655
Investment securities – available for sale	56,018	57,618
Investment securities – held to maturity	18,544	18,513
Loans (a)	221,614	220,458
Allowance for loan and lease losses	(2,604)	(2,611)
Net loans	219,010	217,847
Equity investments (b)	12,008	11,392
Mortgage servicing rights	1,979	1,832
Goodwill	9,218	9,173
Other (a)	27,949	27,894
Total assets	$379,161	$380,768
Liabilities
Deposits
Noninterest-bearing	$78,303	$79,864
Interest-bearing	186,401	185,189
Total deposits	264,704	265,053
Borrowed funds
Federal Home Loan Bank borrowings	19,537	21,037
Bank notes and senior debt	28,773	28,062
Subordinated debt	5,121	5,200
Other (c)	4,608	4,789
Total borrowed funds	58,039	59,088
Allowance for unfunded loan commitments and letters of credit	290	297
Accrued expenses and other liabilities	9,093	8,745
Total liabilities	332,126	333,183
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,710
Capital surplus	16,227	16,374
Retained earnings	36,266	35,481
Accumulated other comprehensive income (loss)	(699)	(148)
Common stock held in treasury at cost: 72 and 69 shares	(7,535)	(6,904)
Total shareholders’ equity	46,969	47,513
Noncontrolling interests	66	72
Total equity	47,035	47,585
Total liabilities and equity	$379,161	$380,768

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $.9 billion, Loans of $.8 billion and Other assets of $.3 billion at March 31, 2018 and Loans held for sale of $1.7 billion, Loans of $.9 billion and Other assets of $.3 billion at December 31, 2017.

(b)
Amounts include our equity interest in BlackRock. The amount at March 31, 2018 includes $.6 billion of trading and available for sale securities, primarily money market funds, that were reclassified to Equity investments on January 1, 2018 in accordance with the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

(c)	Our consolidated liabilities at both March 31, 2018 and December 31, 2017 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2018	2017
Operating Activities
Net income	$1,239	$1,074
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	92	88
Depreciation and amortization	280	279
Deferred income taxes	81	21
Changes in fair value of mortgage servicing rights	(85)	33
Undistributed earnings of BlackRock	(133)	(100)
Net change in
Trading securities and other short-term investments	176	(405)
Loans held for sale	1,675	1,065
Other assets	(1,217)	541
Accrued expenses and other liabilities	710	(884)
Other	104	(122)
Net cash provided (used) by operating activities	$2,922	$1,590
Investing Activities
Sales
Securities available for sale	$4,461	$3,202
Loans	479	338
Repayments/maturities
Securities available for sale	2,027	2,790
Securities held to maturity	598	504
Purchases
Securities available for sale	(5,905)	(5,142)
Securities held to maturity	(662)	(1,778)
Loans	(224)	(177)
Net change in
Federal funds sold and resale agreements	97	(674)
Interest-earning deposits with banks	(226)	(2,166)
Loans	(1,611)	(2,359)
Other	(284)	(158)
Net cash provided (used) by investing activities	$(1,250)	$(5,620)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Three Months Ended March 31
	2018	2017
Financing Activities
Net change in
Noninterest-bearing deposits	$(1,683)	$(944)
Interest-bearing deposits	1,212	4,530
Federal funds purchased and repurchase agreements	87	8
Commercial paper	(100)
Other borrowed funds	(11)	795
Sales/issuances
Federal Home Loan Bank borrowings		4,500
Bank notes and senior debt	1,991	1,820
Other borrowed funds	123	26
Common and treasury stock	33	60
Repayments/maturities
Federal Home Loan Bank borrowings	(1,500)	(2,500)
Bank notes and senior debt	(1,000)	(1,000)
Subordinated debt		(1,100)
Other borrowed funds	(163)	(19)
Redemption of noncontrolling interests		(1,000)
Acquisition of treasury stock	(840)	(688)
Preferred stock cash dividends paid	(63)	(63)
Common stock cash dividends paid	(358)	(271)
Net cash provided (used) by financing activities	(2,272)	4,154
Net Increase (Decrease) In Cash And Due From Banks	(600)	124
Cash and due from banks at beginning of period	5,249	4,879
Cash and due from banks at end of period	$4,649	$5,003
Supplemental Disclosures
Interest paid	$501	$347
Income taxes paid	$7	$8
Income taxes refunded	$11	$9
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$173	$107
Transfer from loans to foreclosed assets	$45	$57
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

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our primary geographic markets are located in the Mid-Atlantic, Midwest and Southeast. We also provide certain products and services internationally.

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests and variable interest entities.

We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2017 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2017 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2017 Form 10-K, except for those accounting policies included in this Note as a result of the adoption of new accounting standards that were effective in the first quarter of 2018. These interim consolidated financial statements serve to update our 2017 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements.

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

Revenue Recognition

We earn interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Asset management,

•	Customer deposits,

•	Loan sales, loan securitizations, and servicing,

•	Brokerage services,

•	Sale of securities,

•	Certain private equity activities, and

•	Securities, derivatives and foreign exchange activities

The PNC Financial Services Group, Inc. – Form 10-Q    47

In addition, we earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Deposit account services,

•	Merchant services,

•	Selling various insurance products,

•	Providing treasury management services,

•	Providing merger and acquisition advisory and related services

•	Debit and credit card transactions, and

•	Participating in certain capital markets transactions.

Our Asset management noninterest income also includes our share of the earnings of BlackRock recognized under the equity method of accounting.

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

For the fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606), revenue is recognized when or as those services are transferred to the customer. See Note 15 Fee-based Revenue from Contracts with Customers for additional information related to revenue within the scope of Topic 606.

Equity Securities and Partnership Interests
We account for equity securities and equity investments other than BlackRock and private equity investments under one of the following methods:

•
Equity securities that have a readily determinable fair value are included in Equity investments on our Consolidated Balance Sheet. Both realized and unrealized gains and losses are included in Noninterest income. Dividend income on these equity securities is included in Other interest income on our consolidated income statement.

•
For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, we use either the equity method of accounting or the practicability exception to fair value. We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. When an equity investment experiences an other-than-temporary decline in value, we may be required to record a loss on the investment.

•
We generally use the practicability exception to fair value for all other investments. When we elect this alternative measurement method, the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. These investments are written down to fair value if a qualitative assessment indicates impairment and the fair value is less than the carrying value. The amount of the write-down is accounted for as a loss included in Noninterest income. Distributions received on these investments are included in Noninterest income.

Investments described above are included in Equity investments on our Consolidated Balance Sheet.

See Note 1 Accounting Policies of our 2017 Form 10-K for a discussion on our accounting for our investment in BlackRock and private equity investments.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Derivative Instruments and Hedging Activities
We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage exposure to interest rate, market and credit risk inherent in our business activities. Interest rate and total return swaps, swaptions, interest rate caps and floors, options, forwards, and futures contracts are the primary instruments we use for risk management. Financial derivatives involve, to varying degrees, interest rate, market and credit risk. We manage these risks as part of our asset and liability management process and through credit policies and procedures.

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

We formally document the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy, before undertaking an accounting hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. In addition, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. For accounting hedge relationships, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. We assess effectiveness using statistical regression analysis. Where the critical terms of the derivative and hedged item match, effectiveness may be assessed qualitatively.

For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk, such as changes in LIBOR), changes in the fair value of the hedging instrument are recognized in earnings and offset by also recognizing in earnings the changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference is reflected in the Consolidated Income Statement in the same income statement line as the hedged item.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on derivatives is reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified to income in the same period or periods during which the hedged cash flows affect earnings and recorded in the same income statement line item as the hedged cash flows. For derivatives designated as a hedge of net investment in a foreign operation, the gain or loss on the derivatives are reported as a component of Accumulated other comprehensive income (loss).

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period.

We purchase or originate financial instruments that contain an embedded derivative. For financial instruments not measured at fair value with changes in fair value reported in earnings, we assess, at inception of the transaction, if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract and whether a separate instrument with the same terms as the embedded derivative would be a derivative. If the embedded derivative is not clearly and closely related to the host contract and meets the definition of a derivative, the embedded derivative is recorded separately from the host contract with changes in fair value recorded in earnings, unless we elect to account for the hybrid instrument at fair value.

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

The PNC Financial Services Group, Inc. – Form 10-Q    49

Recently Adopted Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Revenue Recognition - ASU 2014-09 ASU 2015-14 ASU 2016-08 ASU 2016-10 ASU 2016-12 ASU 2016-20 Issued May 2014
• Replaces nearly all existing revenue recognition guidance in U.S. GAAP.
• Revenue recognized when an entity satisfies its performance obligation by transferring a promised good or service to a customer.
• Additional qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

• Adopted January 1, 2018 under the modified retrospective approach.
• Cumulative-effect adjustment was immaterial to our consolidated results of operations and financial position.
• Most significant impact of adoption is expanded disclosures related to disaggregation of in-scope revenue, see Note 15 Fee-based Revenue from Contracts with Customers.

Financial Instruments - ASU 2016-01 ASU 2018-03 Issued January 2016
• Changes the accounting for certain equity investments, financial liabilities under the fair value option and presentation and disclosure requirements for financial instruments.
• Equity investments not accounted for under the equity method of accounting are required to be measured at fair value with any changes in fair value recognized in net income.
• For an equity investment which does not have a readily determinable fair value, an election can be made to measure the investment at cost, less any impairment, plus or minus changes in value resulting from observable price changes in identical or similar instruments of the issuer.
• Simplifies the impairment assessment of equity investments for which fair value is not readily determinable.
• Changes the presentation of certain fair value changes for financial liabilities measured at fair value and amends certain disclosure requirements relating to the fair value of financial instruments. In addition, separate presentation is required of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements.

• Adopted January 1, 2018 under the modified retrospective approach, except for the amendment related to equity securities without readily determinable fair values, which is applied prospectively.
• Cumulative-effect adjustment was immaterial to our consolidated results of operations and financial position.
• For the standard’s requirement for a separate presentation of financial assets and financial liabilities by measurement category, refer to the disclosures in this Note 1, and Note 6 Fair Value and Note 1 Accounting Policies in our 2017 Form 10-K for further discussion of our measurement categories.

Statement of Cash Flows - ASU 2016-15 Issued August 2016
• Provides guidance on eight specific issues related to classification within the statement of cash flows with the objective of reducing existing diversity in practice.
• The specific issues cover:
• cash payments for debt prepayment or debt extinguishment costs;
• cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant;
• contingent consideration payments that are not made soon after a business combination;
• proceeds from the settlement of insurance claims;
• proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;
• distributions received from equity method investees;
• beneficial interests received in securitization transactions; and
• clarifies that when no specific GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flows should be used to determine the classification for the item.
• Adopted January 1, 2018 under the retrospective transition method. • Impact of adoption was immaterial to our consolidated statement of cash flows.
Compensation-Retirement Benefits - ASU 2017-07 Issued March 2017
• Requires the service cost component of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost) to be included in the same income statement line as other employee compensation cost arising from services rendered during the period.
• Other components of net benefit cost are required to be presented separately from the line item that includes the service cost component and outside a subtotal of income from operations, if one is presented.
• Allows only the service cost component to be eligible for capitalization when applicable.

• Adopted January 1, 2018.
• Presentation requirements in our Consolidated Income Statement have been applied retrospectively.
• Impact of adoption was immaterial to our consolidated results of operations and financial position.

50    The PNC Financial Services Group, Inc. – Form 10-Q

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Derivatives and Hedging - ASU 2017-12 Issued August 2017
• Simplifies the application of hedge accounting by easing the requirements for effectiveness testing, hedge documentation and the application of the critical terms match method.
• Provides new alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk.

• Adopted January 1, 2018 using the modified retrospective approach.
• Amended presentation and disclosures are required prospectively.
• One-time transition elections were available to modify existing hedge documentation.
• Cumulative-effect adjustment was immaterial to our consolidated results of operations and financial position.

Comprehensive Income - ASU 2018-02 Issued February 2018
• Permits the reclassification to retained earnings of the income tax effects stranded within Accumulated other comprehensive income (loss) (AOCI) as a result of the enactment of the Tax Cuts and Jobs Act.
• Requires qualitative disclosures of the accounting policy relating to releasing income tax effects from AOCI and if the reclassification election is made, the impacts of the change on the financial statements.

• Adopted January 1, 2018 and elected to reclassify the income tax effects from AOCI to Retained earnings at the beginning of the period of adoption.
• The impact of adoption was immaterial to our consolidated financial position.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2017 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization special purpose entities (SPEs).

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

The following table provides cash flows associated with our loan sale and servicing activities.
Table 35: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2018
Sales of loans (b)	$1,193	$1,202
Repurchases of previously transferred loans (c)	$119
Servicing fees (d)	$92	$31
Servicing advances recovered/(funded), net	$4	$17
Cash flows on mortgage-backed securities held (e)	$422	$21
Cash Flows - Three months ended March 31, 2017
Sales of loans (b)	$1,594	$1,617
Repurchases of previously transferred loans (c)	$131
Servicing fees (d)	$94	$33
Servicing advances recovered/(funded), net	$42	$31
Cash flows on mortgage-backed securities held (e)	$349	$129

(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities we hold issued by a securitization SPE in which we transferred to and services loans. The carrying values of such securities held were $9.4 billion in residential mortgage-backed securities and $.7 billion in commercial mortgage-backed securities at March 31, 2018 and $6.9 billion in residential mortgage-backed securities and $.7 billion in commercial mortgage-backed securities at March 31, 2017. Additionally, at December 31, 2017, the carrying values of such securities held were $8.8 billion in residential mortgage-backed securities and $.6 billion in commercial mortgage-backed securities.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 36 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2018.
Table 36: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2018
Total principal balance	$57,339	$47,480
Delinquent loans (b)	$796	$298
December 31, 2017
Total principal balance	$58,320	$49,116
Delinquent loans (b)	$899	$355
Three months ended March 31, 2018
Net charge-offs (c)	$12	$30
Three months ended March 31, 2017
Net charge-offs (c)	$25	$355

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

Variable Interest Entities (VIEs)
As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2017 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 37 where we have determined that our continuing involvement is not significant. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 37. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.
Table 37: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2018
Mortgage-Backed Securitizations (b)	$10,481	$10,481	(c)
Tax Credit Investments and Other	3,033	2,979	(d)	$799	(e)
Total	$13,514	$13,460		$799
December 31, 2017
Mortgage-Backed Securitizations (b)	$9,738	$9,738	(c)
Tax Credit Investments and Other	3,069	3,001	(d)	$858	(e)
Total	$12,807	$12,739		$858

(a)
This represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). The risk of loss excludes any potential tax recapture associated with tax credit investments.

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the three months ended March 31, 2018, we recognized $56 million of amortization, $60 million of tax credits, and $13 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

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

See Note 1 Accounting Policies in our 2017 Form 10-K for additional information on our loan related policies.

The PNC Financial Services Group, Inc. – Form 10-Q    53

The following tables display the delinquency status of our loans and our nonperforming assets at March 31, 2018 and December 31, 2017, respectively.

Table 38: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
March 31, 2018
Commercial Lending
Commercial	$111,754	$53	$22	$53	$128		$426			$112,308
Commercial real estate	28,695	21	12		33		107			28,835
Equipment lease financing	7,779	18	1		19		4			7,802
Total commercial lending	148,228	92	35	53	180		537			148,945
Consumer Lending
Home equity	25,919	94	31		125		820		$835	27,699
Residential real estate	14,824	130	70	373	573	(b)	391	$189	1,479	17,456
Credit card	5,540	40	26	45	111		6			5,657
Other consumer
Automobile	13,112	77	18	9	104		79			13,295
Education and other	8,257	94	54	148	296	(b)	9			8,562
Total consumer lending	67,652	435	199	575	1,209		1,305	189	2,314	72,669
Total	$215,880	$527	$234	$628	$1,389		$1,842	$189	$2,314	$221,614
Percentage of total loans	97.41%	.24%	.11%	.28%	.63%		.83%	.09%	1.04%	100.00%
December 31, 2017
Commercial Lending
Commercial	$109,989	$45	$25	$39	$109		$429			$110,527
Commercial real estate	28,826	27	2		29		123			28,978
Equipment lease financing	7,914	17	1		18		2			7,934
Total commercial lending	146,729	89	28	39	156		554			147,439
Consumer Lending
Home equity	26,561	78	26		104		818		$881	28,364
Residential real estate	14,389	151	74	486	711	(b)	400	$197	1,515	17,212
Credit card	5,579	43	26	45	114		6			5,699
Other consumer
Automobile	12,697	79	20	8	107		76			12,880
Education and other	8,525	105	64	159	328	(b)	11			8,864
Total consumer lending	67,751	456	210	698	1,364		1,311	197	2,396	73,019
Total	$214,480	$545	$238	$737	$1,520		$1,865	$197	$2,396	$220,458
Percentage of total loans	97.29%	.25%	.11%	.33%	.69%		.85%	.09%	1.08%	100.00%

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion at March 31, 2018 and December 31, 2017, respectively, and Education and other consumer loans totaling $.3 billion at both March 31, 2018 and December 31, 2017.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both March 31, 2018 and December 31, 2017.

54    The PNC Financial Services Group, Inc. – Form 10-Q

At March 31, 2018, we pledged $19.1 billion of commercial loans to the Federal Reserve Bank (FRB) and $64.6 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2017 were $18.7 billion and $62.8 billion, respectively.
Table 39: Nonperforming Assets

Dollars in millions	March 31 2018	December 31 2017
Nonperforming loans
Total commercial lending	$537	$554
Total consumer lending (a)	1,305	1,311
Total nonperforming loans	1,842	1,865
OREO, foreclosed and other assets	162	170
Total nonperforming assets	$2,004	$2,035
Nonperforming loans to total loans	.83%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.90%	.92%
Nonperforming assets to total assets	.53%	.53%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered troubled debt restructurings (TDRs). See Note 1 Accounting Policies in our 2017 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 39 include TDRs of $.9 billion at March 31, 2018 and $1.0 billion at December 31, 2017. TDRs that are performing, including consumer credit card TDR loans, totaled $1.1 billion at both March 31, 2018 and December 31, 2017, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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

Commercial Lending Loan Classes

The following table presents asset quality indicators for the Commercial Lending loan classes. See Note 3 Asset Quality in our 2017 Form 10-K for additional information related to our Commercial Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

The PNC Financial Services Group, Inc. – Form 10-Q    55

Table 40: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
March 31, 2018
Commercial	$106,681	$2,075	$3,449	$103	$112,308
Commercial real estate	28,274	163	397	1	28,835
Equipment lease financing	7,606	91	102	3	7,802
Total commercial lending	$142,561	$2,329	$3,948	$107	$148,945
December 31, 2017
Commercial	$105,280	$1,858	$3,331	$58	$110,527
Commercial real estate	28,380	148	435	15	28,978
Equipment lease financing	7,754	77	102	1	7,934
Total commercial lending	$141,414	$2,083	$3,868	$74	$147,439

(a)	Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use PDs and LGDs to rate commercial loans.

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

Consumer Lending Loan Classes

See Note 3 Asset Quality in our 2017 Form 10-K for additional information related to our Consumer Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes, excluding consumer purchased impaired loans of $2.3 billion and $2.4 billion at March 31, 2018 and December 31, 2017, respectively, and government insured or guaranteed residential real estate mortgages of $.7 billion and $.8 billion at March 31, 2018 and December 31, 2017, respectively.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 41: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
March 31, 2018 - in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$99	$359	$123	$581
Less than or equal to 660 (b)	16	58	24	98
Missing FICO	1	4	1	6
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	277	794	249	1,320
Less than or equal to 660 (b)	45	133	49	227
Missing FICO	1	8	5	14
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	333	853	300	1,486
Less than or equal to 660	51	132	51	234
Missing FICO	2	8	3	13
Less than 90% and updated FICO scores:
Greater than 660	13,678	7,877	13,795	35,350
Less than or equal to 660	1,212	775	555	2,542
Missing FICO	42	56	97	195
Total home equity and residential real estate loans	$15,757	$11,057	$15,252	$42,066

December 31, 2017 - in millions	Home Equity		Residential Real Estate	Total
	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$108	$385	$126	$619
Less than or equal to 660 (b)	21	64	23	108
Missing FICO	1	5	1	7
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	300	842	253	1,395
Less than or equal to 660 (b)	46	143	45	234
Missing FICO	2	9	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	331	890	324	1,545
Less than or equal to 660	55	134	55	244
Missing FICO	2	9	4	15
Less than 90% and updated FICO scores:
Greater than 660	13,954	8,066	13,445	35,465
Less than or equal to 660	1,214	774	507	2,495
Missing FICO	42	57	95	194
Total home equity and residential real estate loans	$16,076	$11,378	$14,883	$42,337

(a)	Amounts shown represent recorded investment.

(b)
Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at March 31, 2018: New Jersey 16%, Pennsylvania 13%, Illinois 12%, Ohio 10%, Maryland 8%, Florida 6%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 26% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2017: New Jersey 17%, Pennsylvania 13%, Illinois 13%, Ohio 9%, Maryland 8%, Florida 6%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 25% of the higher risk loans.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Credit Card and Other Consumer Loan Classes
The following table presents asset quality indicators for the credit card and other consumer loan classes.
Table 42: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
March 31, 2018
FICO score greater than 719	$3,368	60%	$10,235	61%
650 to 719	1,603	28%	4,611	27%
620 to 649	254	5%	815	5%
Less than 620	297	5%	844	5%
No FICO score available or required (b)	135	2%	316	2%
Total loans using FICO credit metric	5,657	100%	16,821	100%
Consumer loans using other internal credit metrics (a)			5,036
Total loan balance	$5,657		$21,857
Weighted-average updated FICO score (b)		733		737
December 31, 2017
FICO score greater than 719	$3,457	61%	$10,366	63%
650 to 719	1,596	28%	4,352	27%
620 to 649	250	4%	659	4%
Less than 620	272	5%	715	4%
No FICO score available or required (b)	124	2%	314	2%
Total loans using FICO credit metric	5,699	100%	16,406	100%
Consumer loans using other internal credit metrics (a)			5,338
Total loan balance	$5,699		$21,744
Weighted-average updated FICO score (b)		735		741

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

Troubled Debt Restructurings (TDRs)
Table 43 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three months ended March 31, 2018 and March 31, 2017. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2017 Form 10-K for additional discussion of TDRs.
Table 43: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended March 31, 2018 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	32	$10		$1	$7	$8
Total consumer lending	2,979	49		30	16	46
Total TDRs	3,011	$59		$31	$23	$54
During the three months ended March 31, 2017 Dollars in millions
Total commercial lending	49	$35	$4	$6	$5	$15
Total consumer lending	2,899	73		37	31	68
Total TDRs	2,948	$108	$4	$43	$36	$83

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

58    The PNC Financial Services Group, Inc. – Form 10-Q

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2018 and January 1, 2017, respectively, and (ii) subsequently defaulted during the three months ended March 31, 2018 and March 31, 2017 totaled $21 million and $32 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2018 and March 31, 2017. Table 44 provides further detail on impaired loans individually evaluated for impairment and the associated allowance for loan and lease losses (ALLL). Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.
Table 44: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
March 31, 2018
Impaired loans with an associated allowance
Total commercial lending	$537	$371	$101	$363
Total consumer lending	980	915	152	964
Total impaired loans with an associated allowance	1,517	1,286	253	1,327
Impaired loans without an associated allowance
Total commercial lending	427	326		345
Total consumer lending	1,158	693		666
Total impaired loans without an associated allowance	1,585	1,019		1,011
Total impaired loans	$3,102	$2,305	$253	$2,338
December 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$580	$353	$76	$419
Total consumer lending	1,061	1,014	195	1,072
Total impaired loans with an associated allowance	1,641	1,367	271	1,491
Impaired loans without an associated allowance
Total commercial lending	494	366		330
Total consumer lending	1,019	638		648
Total impaired loans without an associated allowance	1,513	1,004		978
Total impaired loans	$3,154	$2,371	$271	$2,469

(a)	Average recorded investment is for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.
NOTE 4 ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We use the two main portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2017 Form 10-K for a description of the accounting policies for ALLL.

The PNC Financial Services Group, Inc. – Form 10-Q    59

A rollforward of the ALLL and associated loan data follows:
Table 45: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

Dollars in millions	Commercial Lending	Consumer Lending	Total
March 31, 2018
Allowance for Loan and Lease Losses
January 1	$1,582	$1,029	$2,611
Charge-offs	(36)	(157)	(193)
Recoveries	26	54	80
Net (charge-offs)	(10)	(103)	(113)
Provision for credit losses	37	55	92
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	5	2	7
Other		7	7
March 31	$1,614	$990	$2,604
TDRs individually evaluated for impairment	$34	$152	$186
Other loans individually evaluated for impairment	67		67
Loans collectively evaluated for impairment	1,513	556	2,069
Purchased impaired loans		282	282
March 31	$1,614	$990	$2,604
Loan Portfolio
TDRs individually evaluated for impairment	$384	$1,608	$1,992
Other loans individually evaluated for impairment	313		313
Loans collectively evaluated for impairment	148,248	67,934	216,182
Fair value option loans (a)		813	813
Purchased impaired loans		2,314	2,314
March 31	$148,945	$72,669	$221,614
Portfolio segment ALLL as a percentage of total ALLL	62%	38%	100%
Ratio of ALLL to total loans	1.08%	1.36%	1.18%
March 31, 2017
Allowance for Loan and Lease Losses
January 1	$1,534	$1,055	$2,589
Charge-offs	(55)	(143)	(198)
Recoveries	32	48	80
Net (charge-offs)	(23)	(95)	(118)
Provision for credit losses	23	65	88
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(5)	1	(4)
Other	1	5	6
March 31	$1,530	$1,031	$2,561
TDRs individually evaluated for impairment	$37	$215	$252
Other loans individually evaluated for impairment	53		53
Loans collectively evaluated for impairment	1,412	526	1,938
Purchased impaired loans	28	290	318
March 31	$1,530	$1,031	$2,561
Loan Portfolio
TDRs individually evaluated for impairment	$366	$1,764	$2,130
Other loans individually evaluated for impairment	351		351
Loans collectively evaluated for impairment	139,863	66,797	206,660
Fair value option loans (a)		874	874
Purchased impaired loans	82	2,729	2,811
March 31	$140,662	$72,164	$212,826
Portfolio segment ALLL as a percentage of total ALLL	60%	40%	100%
Ratio of ALLL to total loans	1.09%	1.43%	1.20%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

60    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 INVESTMENT SECURITIES
Table 46: Investment Securities Summary

In millions	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
March 31, 2018
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$13,645	$123	$(179)	$13,589
Residential mortgage-backed
Agency	26,512	74	(584)	26,002
Non-agency	2,320	333	(17)	2,636
Commercial mortgage-backed
Agency	1,884	1	(78)	1,807
Non-agency	2,585	9	(24)	2,570
Asset-backed	5,129	71	(17)	5,183
Other debt	4,166	103	(38)	4,231
Total securities available for sale	$56,241	$714	$(937)	$56,018
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$745	$28	$(27)	$746
Residential mortgage-backed
Agency	14,663	18	(382)	14,299
Non-agency	163	3		166
Commercial mortgage-backed
Agency	338	2	(1)	339
Non-agency	524	4		528
Asset-backed	196	1		197
Other debt	1,915	59	(26)	1,948
Total securities held to maturity	$18,544	$115	$(436)	$18,223
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$14,432	$173	$(84)	$14,521
Residential mortgage-backed
Agency	25,534	121	(249)	25,406
Non-agency	2,443	336	(21)	2,758
Commercial mortgage-backed
Agency	1,960	2	(58)	1,904
Non-agency	2,603	19	(9)	2,613
Asset-backed	5,331	74	(8)	5,397
Other debt	4,322	129	(17)	4,434
Total debt securities	56,625	854	(446)	57,033
Other (a)	587		(2)	585
Total securities available for sale	$57,212	$854	$(448)	$57,618
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$741	$37	$(13)	$765
Residential mortgage-backed
Agency	14,503	77	(139)	14,441
Non-agency	167	7		174
Commercial mortgage-backed
Agency	407	4		411
Non-agency	538	10		548
Asset-backed	200	1		201
Other debt	1,957	88	(20)	2,025
Total securities held to maturity	$18,513	$224	$(172)	$18,565

(a)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 for additional detail on this adoption.

The PNC Financial Services Group, Inc. – Form 10-Q    61

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI, unless credit-related. Securities held to maturity are carried at amortized cost. At March 31, 2018, AOCI included pretax gains of $50 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 47 presents gross unrealized losses and fair value of debt securities at March 31, 2018 and December 31, 2017. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.

Table 47: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2018
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(120)	$6,937	$(59)	$1,142	$(179)	$8,079
Residential mortgage-backed
Agency	(229)	11,684	(355)	8,965	(584)	20,649
Non-agency	(1)	94	(16)	352	(17)	446
Commercial mortgage-backed
Agency	(16)	499	(62)	1,243	(78)	1,742
Non-agency	(15)	1,284	(9)	325	(24)	1,609
Asset-backed	(14)	2,366	(3)	383	(17)	2,749
Other debt	(16)	1,675	(22)	787	(38)	2,462
Total debt securities available for sale	$(411)	$24,539	$(526)	$13,197	$(937)	$37,736
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(7)	$191	$(20)	$246	$(27)	$437
Residential mortgage-backed - Agency	(133)	7,080	(249)	5,830	(382)	12,910
Commercial mortgage-backed - Agency	(1)	170			(1)	170
Other debt	(7)	105	(19)	85	(26)	190
Total debt securities held to maturity	$(148)	$7,546	$(288)	$6,161	$(436)	$13,707
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(42)	$6,099	$(42)	$1,465	$(84)	$7,564
Residential mortgage-backed
Agency	(47)	8,151	(202)	9,954	(249)	18,105
Non-agency			(21)	383	(21)	383
Commercial mortgage-backed
Agency	(11)	524	(47)	1,302	(58)	1,826
Non-agency	(3)	400	(6)	333	(9)	733
Asset-backed	(4)	1,697	(4)	462	(8)	2,159
Other debt	(3)	966	(14)	798	(17)	1,764
Total debt securities available for sale	$(110)	$17,837	$(336)	$14,697	$(446)	$32,534
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(3)	$195	$(10)	$255	$(13)	$450
Residential mortgage-backed - Agency	(10)	3,167	(129)	6,168	(139)	9,335
Other debt	(12)	83	(8)	67	(20)	150
Total debt securities held to maturity	$(25)	$3,445	$(147)	$6,490	$(172)	$9,935

Evaluating Investment Securities for OTTI

For the securities in Table 47, as of March 31, 2018 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

62    The PNC Financial Services Group, Inc. – Form 10-Q

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2017 Form 10-K. For those securities on our Consolidated Balance Sheet at March 31, 2018, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first quarters of 2018 and 2017, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:
Table 48: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Proceeds	Gross Gains	Gross Losses	Net Losses	Tax Benefit
2018	$4,490	$37	$(38)	$(1)
2017	$3,222	$14	$(16)	$(2)	$(1)

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2018.
Table 49: Contractual Maturity of Debt Securities

March 31, 2018 Dollars in millions	1 Year or Less		After 1 Year through 5 Years		After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$85		$7,752		$5,335	$473	$13,645
Residential mortgage-backed
Agency	3		50		568	25,891	26,512
Non-agency						2,320	2,320
Commercial mortgage-backed
Agency			313		560	1,011	1,884
Non-agency					450	2,135	2,585
Asset-backed	19		1,877		1,940	1,293	5,129
Other debt	683		1,784		632	1,067	4,166
Total debt securities available for sale	$790		$11,776		$9,485	$34,190	$56,241
Fair value	$789		$11,676		$9,462	$34,091	$56,018
Weighted-average yield, GAAP basis	2.39%		2.18%		2.40%	3.05%	2.75%
Securities Held to Maturity
U.S. Treasury and government agencies					$478	$267	$745
Residential mortgage-backed
Agency			$79		334	14,250	14,663
Non-agency						163	163
Commercial mortgage-backed
Agency	$156		125		5	52	338
Non-agency						524	524
Asset-backed					113	83	196
Other debt	14		431		848	622	1,915
Total debt securities held to maturity	$170		$635		$1,778	$15,961	$18,544
Fair value	$170	—	$646	—	$1,821	$15,586	$18,223
Weighted-average yield, GAAP basis	3.53%		3.84%		3.52%	3.21%	3.26%
The PNC Financial Services Group, Inc. – Form 10-Q    63

Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At March 31, 2018, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA), that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $32.7 billion and fair value of $31.9 billion.

The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 50: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2018	December 31 2017
Pledged to others	$8,264	$8,175
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,134	$1,152
Permitted amount repledged to others	$1,098	$1,097

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

NOTE 6 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 6 Fair Value in our 2017 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 6 Fair Value in our 2017 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Table 51: Fair Value Measurements – Recurring Basis Summary

	March 31, 2018				December 31, 2017
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$615	$2	$617		$829	$3	$832
Commercial mortgage loans held for sale		153	92	245		723	107	830
Securities available for sale
U.S. Treasury and government agencies	$13,158	431		13,589	$14,088	433		14,521
Residential mortgage-backed
Agency		26,002		26,002		25,406		25,406
Non-agency		91	2,545	2,636		97	2,661	2,758
Commercial mortgage-backed
Agency		1,807		1,807		1,904		1,904
Non-agency		2,570		2,570		2,613		2,613
Asset-backed		4,862	321	5,183		5,065	332	5,397
Other debt		4,137	94	4,231		4,347	87	4,434
Total debt securities	13,158	39,900	2,960	56,018	14,088	39,865	3,080	57,033
Other (a)					524	61		585
Total securities available for sale	13,158	39,900	2,960	56,018	14,612	39,926	3,080	57,618
Loans		511	302	813		571	298	869
Equity investments (b)	489	60	1,129	1,905			1,036	1,265
Residential mortgage servicing rights			1,256	1,256			1,164	1,164
Commercial mortgage servicing rights			723	723			668	668
Trading securities (c)	827	1,678	2	2,507	1,243	1,670	2	2,915
Financial derivatives (c) (d)	2	1,889	12	1,903		2,864	10	2,874
Other assets	275	250	68	593	278	253	107	638
Total assets	$14,751	$45,056	$6,546	$66,580	$16,133	$46,836	$6,475	$69,673
Liabilities
Other borrowed funds	$963	$205	$9	$1,177	$1,079	$254	$11	$1,344
Financial derivatives (d) (e)		2,505	437	2,942		2,369	487	2,856
Other liabilities			42	42			33	33
Total liabilities	$963	$2,710	$488	$4,161	$1,079	$2,623	$531	$4,233

(a)
Prior period amounts included $.6 billion of available for sale securities, primarily money market funds, that were reclassified to equity investments on January 1, 2018 as the result of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 for additional details on this adoption.

(b)
Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Consolidated Balance Sheet.

(c)	Included in Other assets on the Consolidated Balance Sheet.

(d)
Amounts at March 31, 2018 and December 31, 2017 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2018 and 2017 follow:
Table 52: Reconciliation of Level 3 Assets and Liabilities

Three Months Ended March 31, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2018
Assets
Residential mortgage loans held for sale	$3				$1	$(1)			$2	$(3)	$2
Commercial mortgage loans held for sale	107							$(15)			92
Securities available for sale
Residential mortgage- backed non-agency	2,661	$19		$3				(138)			2,545
Asset-backed	332	(1)		5				(15)			321
Other debt	87	5		1	2			(1)			94
Total securities available for sale	3,080	23		9	2			(154)			2,960
Loans	298	2			37	(7)		(18)	2	(12)	302	$2
Equity investments	1,036	26			82	(15)					1,129	25
Residential mortgage servicing rights	1,164	107			9		$13	(37)			1,256	105
Commercial mortgage servicing rights	668	48			23		17	(33)			723	48
Trading securities	2										2
Financial derivatives	10	7			1			(6)			12	9
Other assets	107	3						(42)			68	3
Total assets	$6,475	$216		$9	$155	$(23)	$30	$(305)	$4	$(15)	$6,546	$192
Liabilities
Other borrowed funds	$11						$19	$(21)			$9
Financial derivatives	487	$10				$3		(63)			437	$5
Other liabilities	33	2			$12		5	(10)			42	2
Total liabilities	$531	$12			$12	$3	$24	$(94)			$488	$7
Net gains (losses)		$204	(c)									$185	(d)

66    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2017
Assets
Residential mortgage loans held for sale	$2				$2				$2	$(2)		$4
Commercial mortgage loans held for sale	1,400	$9				$(1,617)	$801	$(12)				581	$(5)
Securities available for sale
Residential mortgage- backed non-agency	3,254	26		$18				(202)				3,096
Asset-backed	403	4		4		(25)		(20)				366
Other debt	66			9	1	(1)						75
Total securities available for sale	3,723	30		31	1	(26)		(222)				3,537
Loans	335	1			22	(4)		(19)	2	(14)		323
Equity investments	1,331	96			37	(175)				(183)	(e)	1,106	67
Residential mortgage servicing rights	1,182	18			83		17	(39)				1,261	17
Commercial mortgage servicing rights	576	13			13		29	(25)				606	13
Trading securities	2											2
Financial derivatives	40	(1)						(15)				24	22
Other assets	239	(2)						(155)				82	(2)
Total assets	$8,830	$164		$31	$158	$(1,822)	$847	$(487)	$4	$(199)		$7,526	$112
Liabilities
Other borrowed funds	$10						$19	$(22)				$7
Financial derivatives	414	$9				$2		(171)				254	$7
Other liabilities	9	16					77	(71)				31	16
Total liabilities	$433	$25				$2	$96	$(264)				$292	$23
Net gains (losses)		$139	(c)										$89	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

(d)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.

(e)	Reflects transfer out of Level 3 associated with change in valuation methodology for certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act.
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

The PNC Financial Services Group, Inc. – Form 10-Q    67

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 53: Fair Value Measurements – Recurring Quantitative Information

March 31, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$92	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,580bps (1,069bps)
Residential mortgage-backed non-agency securities	2,545	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 33.0% (10.9%)
			Constant default rate (CDR)	0.0% - 17.8% (5.7%)
			Loss severity	20.0% - 100.0% (50.5%)
			Spread over the benchmark curve (a)	196bps weighted-average
Asset-backed securities	321	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 19.0% (7.9%)
			Constant default rate (CDR)	2.0% - 11.8% (5.1%)
			Loss severity	16.0% - 100.0% (67.1%)
			Spread over the benchmark curve (a)	126bps weighted-average
Loans	142	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (82.5%)
			Loss severity	0.0% - 100.0% (18.5%)
			Discount rate	5.5% - 8.0% (5.7%)
	99	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.4% weighted-average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,129	Multiple of adjusted earnings	Multiple of earnings	4.9x - 29.7x (8.3x)
Residential mortgage servicing rights	1,256	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 44.4% (8.7%)
			Spread over the benchmark curve (a)	346bps - 1,811bps (831bps)
Commercial mortgage servicing rights	723	Discounted cash flow	Constant prepayment rate (CPR)	7.0% - 13.7% (7.9%)
			Discount rate	6.3% - 8.3% (8.1%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(363)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted-average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	53
Total Level 3 assets, net of liabilities (d)	$6,058

68    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$107	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,470bps (1020bps)
Residential mortgage-backed non-agency securities	2,661	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 31.6% (10.8%)
			Constant default rate (CDR)	0.1% - 18.8% (5.4%)
			Loss severity	15.0% - 100.0% (51.5%)
			Spread over the benchmark curve (a)	190bps weighted-average
Asset-backed securities	332	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 19.0% (7.9%)
			Constant default rate (CDR)	2.0% - 11.8% (5.4%)
			Loss severity	15.0% - 100.0% (68.5%)
			Spread over the benchmark curve (a)	179bps weighted-average
Loans	133	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (20.6%)
			Discount rate	5.5% - 8.0% (5.7%)
	104	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.9% weighted-average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,036	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.3x)
Residential mortgage servicing rights	1,164	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.7% (10.0%)
			Spread over the benchmark curve (a)	390bps - 1,839bps (830bps)
Commercial mortgage servicing rights	668	Discounted cash flow	Constant prepayment rate (CPR)	7.7% - 14.2% (8.5%)
			Discount rate	6.4% - 7.9% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(380)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted-average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	58
Total Level 3 assets, net of liabilities (d)	$5,944

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $6.5 billion and total Level 3 liabilities of $.5 billion as of March 31, 2018 and $6.4 billion and $.5 billion as of December 31, 2017, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    69

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 54 and Table 55. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 6 Fair Value in our 2017 Form 10-K.
Table 54: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended
In millions	March 31 2018	December 31 2017	March 31 2018	March 31 2017
Assets
Nonaccrual loans	$137	$100	$(23)	$(6)
OREO, foreclosed and other assets	35	70		(4)
Long-lived assets	15	80	(2)	3
Total assets	$187	$250	$(25)	$(7)

(a)	All Level 3 as of March 31, 2018 and December 31, 2017.
Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows:
Table 55: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only In millions	Fair Value	Valuation Techniques	Unobservable Inputs
March 31, 2018
Assets
Nonaccrual loans	$137	Fair value of property or collateral	Appraised value/sales price
OREO, foreclosed and other assets	35	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	15	Fair value of property or collateral	Appraised value/sales price
Total assets	$187
December 31, 2017
Assets
Nonaccrual loans	$100	Fair value of property or collateral	Appraised value/sales price
OREO, foreclosed and other assets	70	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	47	Fair value of property or collateral	Appraised value/sales price
	20	Fair value of property or collateral	Broker opinion
	13	Fair value of property or collateral	Projected income/required improvement costs
Total assets	$250

70    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2017 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 56: Fair Value Option – Fair Value and Principal Balances

In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2018
Assets
Residential mortgage loans held for sale
Performing loans	$604	$591	$13
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	10	11	(1)
Total	$617	$605	$12
Commercial mortgage loans held for sale (a)
Performing loans	$244	$264	$(20)
Nonaccrual loans	1	2	(1)
Total	$245	$266	$(21)
Residential mortgage loans
Performing loans	$290	$319	$(29)
Accruing loans 90 days or more past due	334	344	(10)
Nonaccrual loans	189	307	(118)
Total	$813	$970	$(157)
Other assets	$216	$221	$(5)
Liabilities
Other borrowed funds	$56	$57	$(1)
December 31, 2017
Assets
Residential mortgage loans held for sale
Performing loans	$822	$796	$26
Accruing loans 90 days or more past due	3	3
Nonaccrual loans	7	8	(1)
Total	$832	$807	$25
Commercial mortgage loans held for sale (a)
Performing loans	$828	$842	$(14)
Nonaccrual loans	2	3	(1)
Total	$830	$845	$(15)
Residential mortgage loans
Performing loans	$251	$280	$(29)
Accruing loans 90 days or more past due	421	431	(10)
Nonaccrual loans	197	317	(120)
Total	$869	$1,028	$(159)
Other assets	$216	$212	$4
Liabilities
Other borrowed funds	$84	$85	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2018 or December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    71

The changes in fair value for items for which we elected the fair value option are as follows:
Table 57: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	Mar. 31	Mar. 31
In millions	2018	2017
Assets
Residential mortgage loans held for sale	$4	$30
Commercial mortgage loans held for sale	$14	$18
Residential mortgage loans	$3	$4
Other assets	$11	$7
Liabilities
Other liabilities	$(2)	$(16)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2018 and December 31, 2017.

Table 58: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets
Cash and due from banks	$4,649	$4,649	$4,649
Interest-earning deposits with banks	28,821	28,821		$28,821
Securities held to maturity	18,544	18,223	746	17,333	$144
Net loans (excludes leases)	210,395	211,926			211,926
Other assets	4,954	4,954		4,940	14
Total assets	$267,363	$268,573	$5,395	$51,094	$212,084
Liabilities
Time deposits (a)	$16,270	$15,976		$15,976
Borrowed funds	56,862	57,514		55,838	$1,676
Unfunded loan commitments and letters of credit	290	290			290
Other liabilities	416	416		416
Total liabilities	$73,838	$74,196		$72,230	$1,966
December 31, 2017
Assets
Cash and due from banks	$5,249	$5,249	$5,249
Interest-earning deposits with banks	28,595	28,595		$28,595
Securities held to maturity	18,513	18,565	765	17,658	$142
Net loans (excludes leases)	209,044	211,175			211,175
Other assets	6,078	6,736		5,949	787
Total assets	$267,479	$270,320	$6,014	$52,202	$212,104
Liabilities
Deposits	$265,053	$264,854		$264,854
Borrowed funds	57,744	58,503		56,853	$1,650
Unfunded loan commitments and letters of credit	297	297			297
Other liabilities	399	399		399
Total liabilities	$323,493	$324,053		$322,106	$1,947

(a)
The amount at March 31, 2018 excludes deposit liabilities with no defined or contractual maturities in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 for additional details on this adoption.

72    The PNC Financial Services Group, Inc. – Form 10-Q

The aggregate fair values in Table 58 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 51),

•	investments accounted for under the equity method,

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,

•	real and personal property,

•	lease financing,

•	loan customer relationships,

•	deposit customer intangibles,

•	mortgage servicing rights,

•	retail branch networks,

•	fee-based businesses, such as asset management and brokerage,

•	trademarks and brand names,

•	trade receivables and payables due in one year or less, and

•	deposit liabilities with no defined or contractual maturities.

The balance of equity securities without a readily determinable fair value that apply the alternative measurement approach to fair value was $105 million and $106 million at March 31, 2018 and December 31, 2017, respectively. Impairment taken on those equity securities was immaterial in the first quarter of 2018.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 58, see Note 6 Fair Value in our 2017 Form 10-K.

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2017 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $2.0 billion and $1.8 billion at March 31, 2018 and December 31, 2017, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 7, as well as Note 6 Fair Value in our 2017 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2017 Form 10-K for more information on our accounting and measurement of MSRs.

The PNC Financial Services Group, Inc. – Form 10-Q    73

Changes in the commercial and residential MSRs follow:

Table 59: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2018	2017	2018	2017
January 1	$668	$576	$1,164	$1,182
Additions:
From loans sold with servicing retained	17	29	13	17
Purchases	23	13	9	83
Changes in fair value due to:
Time and payoffs (a)	(33)	(25)	(37)	(39)
Other (b)	48	13	107	18
March 31	$723	$606	$1,256	$1,261
Related unpaid principal balance at March 31	$169,172	$143,908	$124,696	$130,382
Servicing advances at March 31	$200	$234	$197	$260

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2018 are shown in Tables 60 and 61. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 60 and 61. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 60: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2018	December 31 2017
Fair value	$723	$668
Weighted-average life (years)	4.4	4.4
Weighted-average constant prepayment rate	7.89%	8.51%
Decline in fair value from 10% adverse change	$12	$12
Decline in fair value from 20% adverse change	$22	$23
Effective discount rate	8.09%	7.81%
Decline in fair value from 10% adverse change	$19	$18
Decline in fair value from 20% adverse change	$39	$36

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 61: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2018		December 31 2017
Fair value	$1,256		$1,164
Weighted-average life (years)	7.0		6.4
Weighted-average constant prepayment rate	8.72%		10.04%
Decline in fair value from 10% adverse change	$40		$44
Decline in fair value from 20% adverse change	$78		$85
Weighted-average option adjusted spread	831	bps	830	bps
Decline in fair value from 10% adverse change	$38		$35
Decline in fair value from 20% adverse change	$74		$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended March 31, 2018 and 2017. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

NOTE 8 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

As described in Note 11 Employee Benefit Plans in our 2017 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Beginning in 2018, these earnings credits are subject to a minimum annual amount. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. We reserve the right to terminate or make changes to these plans at any time.

The components of our net periodic benefit cost for the three months ended March 31, 2018 and 2017, respectively, were as follows:

Table 62: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended March 31 In millions	2018	2017	2018	2017	2018	2017
Net periodic cost consists of:
Service cost	$28	$26	$1	$1	$1	$1
Interest cost	43	45	2	3	3	4
Expected return on plan assets	(76)	(71)			(1)	(1)
Amortization of prior service credit		(1)
Amortization of actuarial losses		12	1	1
Net periodic cost/(benefit)	$(5)	$11	$4	$5	$3	$4

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q    75

NOTE 9 FINANCIAL DERIVATIVES

We use derivative financial instruments primarily to help manage exposure to interest rate, market and credit risk and reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities and cash flows. We also enter into derivatives with customers to facilitate their risk management activities. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2017 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 63: Total Gross Derivatives

	March 31, 2018			December 31, 2017
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$32,810	$75	$105	$34,059	$114	$94
Cash flow hedges	25,647	54	9	23,875	60	6
Foreign exchange contracts:
Net investment hedges	1,112		51	1,060		11
Total derivatives designated for hedging	$59,569	$129	$165	$58,994	$174	$111
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$54,578		$4	$48,335	$162	$42
Futures (e)	52,555			47,494
Mortgage-backed commitments	6,796	$30	18	8,999	19	9
Other	6,370	15	3	2,530	11	2
Subtotal	120,299	45	25	107,358	192	53
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	200,489	1,182	1,807	194,042	2,079	1,772
Futures (e)	3,274			3,453
Mortgage-backed commitments	1,894	6	4	2,228	2	2
Other	18,784	70	64	17,775	75	36
Subtotal	224,441	1,258	1,875	217,498	2,156	1,810
Foreign exchange contracts and other	30,043	451	432	27,330	349	332
Subtotal	254,484	1,709	2,307	244,828	2,505	2,142
Derivatives used for other risk management activities:
Foreign exchange contracts and other (f)	7,142	20	445	7,445	3	550
Total derivatives not designated for hedging	$381,925	$1,774	$2,777	$359,631	$2,700	$2,745
Total gross derivatives	$441,494	$1,903	$2,942	$418,625	$2,874	$2,856
Less: Impact of legally enforceable master netting agreements		795	795		1,054	1,054
Less: Cash collateral received/paid		45	648		636	763
Total derivatives		$1,063	$1,499		$1,184	$1,039

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

(f)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

76    The PNC Financial Services Group, Inc. – Form 10-Q

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section of this Note 9. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Exchange-traded and over-the-counter cleared derivative instruments are typically settled in cash each day based on the prior day value. In the first quarter of 2018, we changed our presentation for variation margin related to derivative instruments cleared through a central clearinghouse as a result of changes made by that clearinghouse to its rules governing such instruments with its counterparties. This variation margin is now recorded as a settlement payment instead of collateral. The impact at March 31, 2018 was a reduction of gross derivative assets and gross derivative liabilities of $1.3 billion and $.5 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 67 for more information.

Derivatives Designated As Hedging Instruments under GAAP

Certain derivatives used to manage interest rate and foreign exchange risk as part of our asset and liability risk management activities are designated as accounting hedges under GAAP. Derivatives hedging the risks associated with changes in the fair value of assets or liabilities are considered fair value hedges, derivatives hedging the variability of expected future cash flows are considered cash flow hedges, and derivatives hedging a net investment in a foreign subsidiary are considered net investment hedges. Designating derivatives as accounting hedges allows for gains and losses on those derivatives to be recognized in the same period and in the same income statement line item as the earnings impact of the hedged items.

Fair Value Hedges
We enter into receive-fixed, pay-variable interest rate swaps to hedge changes in the fair value of outstanding fixed-rate debt caused by fluctuations in market interest rates. We also enter into pay-fixed, receive-variable interest rate swaps and zero-coupon swaps to hedge changes in the fair value of fixed rate and zero-coupon investment securities caused by fluctuations in market interest rates. Gains and losses on the interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

Cash Flow Hedges
We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. For these cash flow hedges, gains and losses on the interest rate swaps and forward contracts are recorded in Accumulated other comprehensive income and are then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line as the hedged cash flows.

In the 12 months that follow March 31, 2018, we expect to reclassify net derivative gains of $38 million pretax, or $30 million after-tax, from Accumulated other comprehensive income to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2018. As of March 31, 2018, the maximum length of time over which forecasted transactions are hedged is seven years.

The amount of cash flow hedge ineffectiveness recognized in income was not significant for the 2017 period presented.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Detail regarding the net gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 64: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2018
Total amounts on the Consolidated Income Statement	$2,228	$512	$344	$245
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(90)	$370
Derivatives		$92	$(370)
Amounts related to interest settlements on derivatives		$(3)	$26
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$26	$4		$2
For the three months ended March 31, 2017
Total amounts on the Consolidated Income Statement	$1,904	$493	$240	$301
Gains (losses) on fair value hedges recognized on:
Hedged items		$(21)	$86
Derivatives		$22	$(95)
Amounts related to interest settlements on derivatives		$(15)	$76
Gains (losses) on cash flow hedges - interest rate contracts (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$46	$6		$3

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 65: Hedged Items - Fair Value Hedges

	March 31, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - Available for Sale (b)	$6,228	$(178)
Borrowed funds	$28,788	$(480)

(a)	Includes an insignificant amount of fair value hedge adjustments related to discontinued relationships.

(b)	Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first three months of 2017 there was no net investment hedge ineffectiveness. Net losses on net investment hedge derivatives recognized in OCI were $39 million for the three months ended March 31, 2018 compared with $14 million for the three months ended March 31, 2017.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP see Note 13 Financial Derivatives in our 2017 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 66: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended March 31
In millions	2018	2017
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(114)	$(7)
Derivatives used for customer-related activities:
Interest rate contracts	56	34
Foreign exchange contracts and other	44	32
Gains (losses) from customer-related activities (b)	100	66
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b) (c)	(17)	(50)
Total gains (losses) from derivatives not designated as hedging instruments	$(31)	$9

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Included in Other noninterest income on our Consolidated Income Statement.

(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features see Note 13 Financial Derivatives in our 2017 Form 10-K.

Table 67 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2018 and December 31, 2017. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Table 67: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held / (Pledged) Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$24			$24			$24
Exchange-traded	2			2			2
Over-the-counter	1,406	$602	$41	763		$12	751
Foreign exchange and other contracts	471	193	4	274			274
Total derivative assets	$1,903	$795	$45	$1,063	(b)	$12	$1,051
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$18			$18			$18
Over-the-counter	1,996	$629	$570	797			797
Foreign exchange and other contracts	928	166	78	684			684
Total derivative liabilities	$2,942	$795	$648	$1,499	(c)		$1,499
December 31, 2017
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$827	$251	$567	$9			$9
Over-the-counter	1,695	668	67	960		$32	928
Foreign exchange and other contracts	352	135	2	215			215
Total derivative assets	$2,874	$1,054	$636	$1,184	(b)	$32	$1,152
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$260	$251		$9			$9
Over-the-counter	1,703	662	669	372			372
Foreign exchange and other contracts	893	141	94	658			658
Total derivative liabilities	$2,856	$1,054	$763	$1,039	(c)		$1,039

(a)
Reflects our first quarter 2018 change in accounting presentation for variation margin for certain derivative instruments cleared through a central clearing house. The accounting change reduced the asset and liability gross fair values with corresponding reductions to the fair value and cash collateral offsets, resulting in no changes to the net fair value amounts.

(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

Table 67 includes over-the-counter (OTC) derivatives, OTC cleared derivatives and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

80    The PNC Financial Services Group, Inc. – Form 10-Q

At March 31, 2018, we held cash, U.S. government securities and mortgage-backed securities totaling $.2 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2018 was $1.9 billion for which we had posted collateral of $.7 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2018 would be $1.2 billion.

NOTE 10 EARNINGS PER SHARE

Table 68: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2018	2017
Basic
Net income	$1,239	$1,074
Less:
Net income (loss) attributable to noncontrolling interests	10	17
Preferred stock dividends	63	63
Preferred discount accretion and redemptions	1	21
Net income attributable to common shares	1,165	973
Less:
Dividends and undistributed earnings allocated to participating securities	5	6
Net income attributable to basic common shares	$1,160	$967
Basic weighted-average common shares outstanding	473	487
Basic earnings per common share (a)	$2.45	$1.99
Diluted
Net income attributable to basic common shares	$1,160	$967
Less: Impact of BlackRock earnings per share dilution	2	4
Net income attributable to diluted common shares	$1,158	$963
Basic weighted-average common shares outstanding	473	487
Dilutive potential common shares	3	5
Diluted weighted-average common shares outstanding	476	492
Diluted earnings per common share (a)	$2.43	$1.96

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q    81

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2018 and 2017 follows:
Table 69: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					1,057			17	1,074
Other comprehensive income (loss), net of tax						(14)			(14)
Cash dividends declared
Common ($.55 per share)					(271)				(271)
Preferred					(63)				(63)
Preferred stock discount accretion			2		(2)
Redemption of noncontrolling interests (a)					(19)			(981)	(1,000)
Treasury stock activity (b)				(216)			(257)		(473)
Other				(162)				(42)	(204)
Balance at March 31, 2017 (c)	485	$2,709	$3,979	$12,296	$32,372	$(279)	$(5,323)	$149	$45,903
Balance at December 31, 2017	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (d)					(22)	6			(16)
Balance at January 1, 2018	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					1,229			10	1,239
Other comprehensive income (loss), net of tax						(557)			(557)
Cash dividends declared
Common ($.75 per share)					(358)				(358)
Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(3)			6			(631)		(625)
Other				(154)				(16)	(170)
Balance at March 31, 2018 (c)	470	$2,710	$3,986	$12,241	$36,266	$(699)	$(7,535)	$66	$47,035

(a)	See Note 15 Equity in our 2017 Form 10-K for additional information on the redemption of Perpetual Trust Securities.

(b)	Treasury stock activity totaled less than .5 million shares issued.

(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(d)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on the adoption of these ASUs.

Warrants

We had 2.8 million and 3.5 million warrants outstanding at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.20 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

On April 4, 2018, PNC declared a quarterly common stock dividend of $.75 per share to shareholders of record as of April 16, 2018. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.20 to $67.16 per share on April 16, 2018 and the warrant share number remained 1.00.

82    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:
Table 70: Other Comprehensive Income

	Three months ended March 31
In millions	2018	2017
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(645)	$67
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	4	5
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(3)	(7)
Net increase (decrease), pre-tax	(646)	69
Effect of income taxes	150	(25)
Net increase (decrease), after-tax	(496)	44
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	14	37
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		2
Net increase (decrease), pre-tax	14	35
Effect of income taxes	(4)	(13)
Net increase (decrease), after-tax	10	22
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(161)	(22)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	26	46
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	4	6
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	2	3
Net increase (decrease), pre-tax	(193)	(77)
Effect of income taxes	44	28
Net increase (decrease), after-tax	(149)	(49)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	61	(74)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	13
Amortization of prior service cost (credit) reclassified to other noninterest expense	1	(1)
Net increase (decrease), pre-tax	63	(62)
Effect of income taxes	(15)	23
Net increase (decrease), after-tax	48	(39)
Other
PNC’s portion of BlackRock’s OCI	22	2
Net investment hedge derivatives	(39)	(14)
Foreign currency translation adjustments and other	44	16
Net increase (decrease), pre-tax	27	4
Effect of income taxes	3	4
Net increase (decrease), after-tax	30	8
Total other comprehensive income, pre-tax	(735)	(31)
Total other comprehensive income, tax effect	178	17
Total other comprehensive income, after-tax	$(557)	$(14)

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 71: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	44	22	(49)	(39)	8	(14)
Balance at March 31, 2017	$96	$128	$284	$(592)	$(195)	$(279)
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	$121	$215	$184	$(542)	$(120)	$(142)
Net activity	(496)	10	(149)	48	30	(557)
Balance at March 31, 2018	$(375)	$225	$35	$(494)	$(90)	$(699)

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2017 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2018, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 19 in our 2017 Form 10-K, we are unable, at this time, to estimate the losses that it is reasonably possible that we could incur or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Captive Mortgage Reinsurance Litigation

PNC has reached an agreement in principle with the plaintiffs to settle White et. al v. The PNC Financial Services Group, Inc. et al. (Civil Action No. 11-7928), pending in the U.S. District Court for the Eastern District of Pennsylvania. This settlement is subject to, among other things, final documentation.  The financial impact of the settlement will not be material to PNC.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Mortgage-Backed Securities Indemnification Demands

In March 2018, one of the entities asserting a right to indemnification from us against claims in lawsuits brought by purchasers of residential mortgage-backed securities allegedly including loans sold by National City Mortgage submitted a demand for our purported share of the settlement amount of some of these lawsuits.

Mortgage Foreclosure False Claims Act Lawsuit

PNC Bank was named as a defendant, along with 13 other mortgage servicers and several law firms and affiliated entities, in a qui tam lawsuit brought in the United States District Court for the Southern District of New York by an individual plaintiff on behalf of the United States under the federal False Claims Act (United States ex rel. Grubea v. Rosicki, Rosicki & Associates, P.C., et al. (12 Civ. 7199 (JSR)). The lawsuit was originally filed under seal, with a second amended complaint unsealed by the district court in March 2018 and a third amended complaint filed in April 2018. A related lawsuit was filed against two other mortgage servicers at the same time.

In the third amended complaint, the plaintiff alleges, as relevant to PNC Bank and the other mortgage servicers, that the mortgage servicers made excessive claims for reimbursement from the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Housing Administration (FHA) for costs incurred in connection with foreclosures on residential mortgage loans purchased or guaranteed by FNMA or FHLMC or insured by FHA in violation of the relevant regulations and applicable contractual reimbursement terms. The plaintiff seeks, among other things, unspecified damages equal to the damage to the United States (including treble damages under the False Claims Act), unspecified civil penalties, and attorneys’ fees and other costs of bringing this lawsuit. The government declined to intervene in the action, but is prosecuting a related suit against one of the law firms and certain affiliated entities. The district court has set a trial date for March 2019.

This lawsuit is related to the subject matter of the 2013 subpoena from the U.S. Attorney’s Office for the Southern District of New York described in Note 19 in our 2017 Form 10-K under “Other Regulatory and Governmental Inquiries.”

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2018 and December 31, 2017, respectively.
Table 72: Commitments to Extend Credit and Other Commitments

In millions	March 31 2018	December 31 2017
Commitments to extend credit
Total commercial lending	$113,268	$112,125
Home equity lines of credit	16,888	17,852
Credit card	25,861	24,911
Other	4,812	4,753
Total commitments to extend credit	160,829	159,641
Net outstanding standby letters of credit (a)	8,350	8,651
Reinsurance agreements (b)	1,622	1,654
Standby bond purchase agreements (c)	1,014	843
Other commitments (d)	1,129	1,732
Total commitments to extend credit and other commitments	$172,944	$172,521

(a)	Net outstanding standby letters of credit include $3.1 billion and $3.5 billion at March 31, 2018 and December 31, 2017, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of March 31, 2018, the aggregate maximum exposure amount comprised $1.4 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2017 were $1.5 billion and $.2 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both March 31, 2018 and December 31, 2017.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third-parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 90% and 91% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2018 and December 31, 2017, respectively, with the remainder rated as Below Pass. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Below Pass indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third-party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2018 had terms ranging from less than one year to seven years.

As of March 31, 2018, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at March 31, 2018 and is included in Other liabilities on our Consolidated Balance Sheet.

86    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 14 SEGMENT REPORTING

We have four reportable business segments:
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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, most corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, integration costs, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

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

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables

The PNC Financial Services Group, Inc. – Form 10-Q    87

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

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions and trust management and administration for individuals and their families. Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth families. Institutional asset management provides advisory, custody and retirement administration services. The business also offers PNC proprietary mutual funds. Institutional clients include corporations, unions, municipalities, non-profits, foundations and endowments, largely within our primary geographic markets.

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2018, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $101 million and $89 million during the first three months of 2018 and 2017, respectively.

Table 73: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$1,218	$861	$74		$208	$2,361
Noninterest income	635	547	226	$235	107	1,750
Total revenue	1,853	1,408	300	235	315	4,111
Provision for credit losses (benefit)	69	41	(7)		(11)	92
Depreciation and amortization	45	48	12		128	233
Other noninterest expense	1,350	578	206		160	2,294
Income before income taxes and noncontrolling interests	389	741	89	235	38	1,492
Income taxes (benefit)	93	157	21	38	(56)	253
Net income	$296	$584	$68	$197	$94	$1,239
Average Assets (b)	$88,734	$151,909	$7,499	$7,704	$120,429	$376,275
2017
Income Statement
Net interest income	$1,120	$802	$71		$167	$2,160
Noninterest income	603	524	218	$186	193	1,724
Total revenue	1,723	1,326	289	186	360	3,884
Provision for credit losses (benefit)	71	25	(2)		(6)	88
Depreciation and amortization	42	36	11		125	214
Other noninterest expense	1,273	548	206		161	2,188
Income before income taxes and noncontrolling interests	337	717	74	186	80	1,394
Income taxes (benefit)	124	233	27	41	(105)	320
Net income	$213	$484	$47	$145	$185	$1,074
Average Assets (b)	$87,109	$142,592	$7,476	$6,983	$122,256	$366,416

(a)	There were no material intersegment revenues for the three months ended March 31, 2018 and 2017.

(b)	Period-end balances for BlackRock.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS

A subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606). The objective of the standard is to clarify the principles for recognizing revenue from contracts with customers across all industries and to develop a common revenue standard under U.S. GAAP. The standard requires the application of a five-step recognition model to contracts, allocating the amount of consideration we expect to be entitled to across distinct promises in the contract, called performance obligations, and recognizing revenue when or as those services are transferred to the customer.
Fee-based revenue within the scope of Topic 606 is recognized within three of our reportable business segments, Retail Banking, Corporate & Institutional Banking (C&IB) and Asset Management Group. Income recognized from our investment in BlackRock, also a reportable segment, is outside of the scope of the standard. The standard also excludes interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets.
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products follows each table.
Table 74: Retail Banking Noninterest Income Disaggregation

In millions	Three months ended March 31, 2018
Product
Deposit account fees	$144
Debit card fees	117
Brokerage fees	86
Merchant services	47
Net credit card fees (a)	45
Other	70
Total in-scope noninterest income by product	$509
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$509
Total out-of-scope noninterest income (b)	126
Total Retail Banking noninterest income	$635

(a)	Net credit card fees consists of interchange fees of $102 million and credit card reward costs of $57 million for the three months ended March 31, 2018.

(b)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Deposit Account Fees
Retail Banking provides demand deposit, money market and savings account products for consumer and small business customers. Services include online and branch banking, overdraft and wire transfer services, imaging services and cash alternative services such as money orders and cashier's checks. We recognize fee income at the time these services are performed for the customer.
Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services such as credit card reward programs, account data and statement information, card activation, renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented net of credit card reward costs.
Brokerage Fees
Retail Banking earns fee revenue by providing its customers a wide range of investment options through its brokerage services including mutual funds, annuities, stocks, bonds, long-term care and insurance products and managed accounts. We earn fee revenue for transaction-based brokerage services, such as the execution of market trades, once the transaction has been completed as of the trade date. In other cases, such as investment management services, we earn fee revenue over the term of the customer contract.
Merchant Services
Retail Banking earns fee revenue for debit and credit card processing services. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant's customers make purchases.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.
Table 75: Corporate & Institutional Banking Noninterest Income Disaggregation

In millions	Three months ended March 31, 2018
Product
Treasury management fees	$185
Capital markets fees	115
Commercial mortgage banking activities	21
Other	16
Total in-scope noninterest income by product	$337
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$337
Total out-of-scope noninterest income (a)	210
Total Corporate & Institutional Banking noninterest income	$547

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Treasury Management Fees
C&IB provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management fees are recognized over time as we perform these services.
Capital Markets Fees
Capital markets fees include securities underwriting fees, merger and acquisition advisory fees and other advisory related fees. We recognize these fees when the related transaction closes.
Commercial Mortgage Banking Activities
Commercial mortgage banking activities include servicing responsibilities where we do not own the servicing rights. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. We recognize servicing fees over time as we perform these activities.
Other
Other noninterest income within C&IB primarily comprised fees from collateral management and asset management services. We earn these fees over time as we perform these services.
Table 76: Asset Management Group Noninterest Income Disaggregation

In millions	Three months ended March 31, 2018
Customer Type
Personal	$154
Institutional	68
Total in-scope noninterest income by customer type	$222
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$222
Total out-of-scope noninterest income (a)	4
Total Asset Management Group noninterest income	$226

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Asset Management Services
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement administration services. We recognize fee revenue over the term of the customer contract based on the value of assets under management at a point in time.

90    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2018			2017
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,438	$165	2.60%	$26,385	$169	2.57%
Non-agency	2,398	36	5.99%	3,127	44	5.59%
Commercial mortgage-backed	4,534	31	2.75%	5,919	35	2.35%
Asset-backed	5,158	37	2.87%	5,992	37	2.50%
U.S. Treasury and government agencies	14,307	74	2.07%	13,101	54	1.66%
Other	4,233	34	3.17%	5,293	39	2.93%
Total securities available for sale	56,068	377	2.69%	59,817	378	2.53%
Securities held to maturity
Residential mortgage-backed	14,818	105	2.84%	11,852	83	2.79%
Commercial mortgage-backed	902	8	3.76%	1,458	13	3.50%
Asset-backed	199	1	2.90%	556	3	2.21%
U.S. Treasury and government agencies	743	5	2.80%	529	4	3.07%
Other	1,926	23	4.44%	2,041	27	5.34%
Total securities held to maturity	18,588	142	3.05%	16,436	130	3.16%
Total investment securities	74,656	519	2.78%	76,253	508	2.67%
Loans
Commercial	111,462	1,044	3.74%	103,084	835	3.24%
Commercial real estate	28,901	276	3.81%	29,178	239	3.27%
Equipment lease financing	7,845	73	3.68%	7,497	63	3.34%
Consumer	55,588	667	4.87%	56,843	626	4.47%
Residential real estate	17,308	190	4.40%	15,651	178	4.55%
Total loans	221,104	2,250	4.09%	212,253	1,941	3.67%
Interest-earning deposits with banks	25,667	98	1.52%	24,192	49.81%
Other interest-earning assets	7,904	80	4.11%	8,395	74	3.54%
Total interest-earning assets/interest income	329,331	$2,947	3.59%	321,093	$2,572	3.22%
Noninterest-earning assets	46,944			45,323
Total assets	$376,275			$366,416
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,523	$78.54%		$63,921	$36.23%
Demand	59,620	31.21%		56,797	14.10%
Savings	48,451	68.57%		39,095	41.42%
Time deposits	16,844	36.88%		17,058	29.69%
Total interest-bearing deposits	183,438	213.47%		176,871	120.28%
Borrowed funds
Federal Home Loan Bank borrowings	20,721	91	1.76%	20,416	56	1.09%
Bank notes and senior debt	28,987	176	2.43%	22,992	107	1.85%
Subordinated debt	5,179	51	3.91%	7,102	62	3.49%
Other	4,751	26	2.18%	4,432	15	1.36%
Total borrowed funds	59,638	344	2.31%	54,942	240	1.74%
Total interest-bearing liabilities/interest expense	243,076	557.91%		231,813	360.62%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	77,222			78,050
Accrued expenses and other liabilities	9,118			10,081
Equity	46,859			46,472
Total liabilities and equity	$376,275			$366,416
Interest rate spread			2.68%			2.60%
Impact of noninterest-bearing sources			.23			.17
Net interest income/margin		$2,390	2.91%		$2,212	2.77%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    91

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2017
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,338	$164	2.58%
Non-agency	2,577	27	4.29%
Commercial mortgage-backed	4,542	53	4.68%
Asset-backed	5,330	38	2.82%
U.S. Treasury and government agencies	13,646	62	1.79%
Other	4,940	42	3.32%
Total securities available for sale	56,373	386	2.73%
Securities held to maturity
Residential mortgage-backed	13,976	96	2.74%
Commercial mortgage-backed	963	10	4.11%
Asset-backed	220	2	2.66%
U.S. Treasury and government agencies	739	5	2.85%
Other	1,974	25	5.28%
Total securities held to maturity	17,872	138	3.10%
Total investment securities	74,245	524	2.82%
Loans
Commercial	111,365	1,020	3.59%
Commercial real estate	29,432	277	3.68%
Equipment lease financing	7,670	45	2.33%
Consumer	55,814	665	4.72%
Residential real estate	16,840	186	4.41%
Total loans	221,121	2,193	3.91%
Interest-earning deposits with banks	25,567	85	1.33%
Other interest-earning assets	8,759	77	3.55%
Total interest-earning assets/interest income	329,692	$2,879	3.45%
Noninterest-earning assets	47,136
Total assets	$376,828
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$60,954	$69.45%
Demand	57,128	25.17%
Savings	45,817	59.51%
Time deposits	17,438	37.85%
Total interest-bearing deposits	181,337	190.42%
Borrowed funds
Federal Home Loan Bank borrowings	19,565	75	1.48%
Bank notes and senior debt	27,778	145	2.04%
Subordinated debt	5,433	48	3.49%
Other	5,261	22	1.74%
Total borrowed funds	58,037	290	1.96%
Total interest-bearing liabilities/interest expense	239,374	480.79%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	80,152
Accrued expenses and other liabilities	10,801
Equity	46,501
Total liabilities and equity	$376,828
Interest rate spread			2.66%
Impact of noninterest-bearing sources			.22
Net interest income/margin		$2,399	2.88%

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

(b)	Loan fees for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 were $32 million, $37 million and $24 million, respectively.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Three months ended
In millions	March 31, 2018	December 31, 2017	March 31, 2017
Net interest income (GAAP)	$2,361	$2,345	$2,160
Taxable-equivalent adjustments	29	54	52
Net interest income (Non-GAAP)	$2,390	$2,399	$2,212

(a)
The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. As a result of the Tax Cuts and Jobs Act, which was enacted into law during the fourth quarter of 2017, the statutory tax rate for corporations was lowered to 21% from 35%, effective January 1, 2018. Amounts for the 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

TRANSITIONAL BASEL III AND FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – MARCH 31, 2017

	2017 Transitional Basel III (a)	Fully Phased-In Basel III (Non-GAAP) (b)
Dollars in millions	March 31 2017	March 31 2017
Common stock, related surplus and retained earnings, net of treasury stock	$42,053	$42,053
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,007)	(9,052)
Basel III total threshold deductions	(1,064)	(1,585)
Accumulated other comprehensive income (c)	(295)	(369)
All other adjustments	(183)	(180)
Basel III Common equity Tier 1 capital	$31,504	$30,867
Basel III standardized approach risk-weighted assets (d)	$300,233	$308,392
Basel III advanced approaches risk-weighted assets (e)	N/A	$278,938
Basel III Common equity Tier 1 capital ratio	10.5%	10.0%
Risk weight and associated rules utilized	Standardized (with 2017 transition adjustments)	Standardized

(a)	Calculated using the regulatory capital methodology applicable to PNC during 2017.

(b)	2017 Fully Phased-In Basel III results are presented as Pro forma estimates.

(c)	Represents net adjustments related to accumulated other comprehensive income for securities currently and previously held as available for sale, as well as pension and other postretirement plans.

(d)	Includes credit and market risk-weighted assets.

(e)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this calculation through the parallel run qualification phase.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2017 Form 10-K in response to Part I, Item 1A.

The PNC Financial Services Group, Inc. – Form 10-Q    93

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the first quarter of 2018 are included in the following table:

2018 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	1,708	$152.08	1,698	38,939
February 1 - 28	2,001	$155.77	1,493	37,446
March 1 - 31	1,660	$157.08	1,629	35,817
Total	5,369	$155.00

(a)
Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements of our 2017 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2017, we announced share repurchase programs of up to $2.7 billion for the four quarter period beginning with the third quarter of 2017, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2017 capital plan. In the first quarter of 2018, we repurchased 4.8 million shares of common stock on the open market, with an average price of $155.07 per share and an aggregate repurchase price of $.7 billion.

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

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
Financial Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, and by contacting Shareholder Relations at 800-843-2206 or via email at investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.
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
Inquiries
For financial services call 888-762-2265.
Registered shareholders should contact Shareholder Services at 800-982-7652.

The PNC Financial Services Group, Inc. – Form 10-Q    95

Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.
News media representatives should contact Diane Zappas, Vice President, Corporate Communications, at 412-762-4550 or via email at media.relations@pnc.com.
Common Stock Prices/Dividends Declared
The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2018 Quarter
First	$163.59	$143.94	$151.24	$.75
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Third	$135.73	$119.77	$134.77	.75
Fourth	$147.28	$130.46	$144.29	.75
Total				$2.60

(a)	Our Board approved a second quarter 2018 cash dividend of $.75 per common share, with a payment date of May 5, 2018.

Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2017 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 3, 2018 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly

Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

96    The PNC Financial Services Group, Inc. – Form 10-Q