Form 10-Q
period 2018-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2018-08-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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
    Yes  ☐  No  ☒
As of July 20, 2018, there were 464,302,343 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2018 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2018 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2018 Form 10-Q (continued)

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2017 Annual Report on Form 10-K (2017 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2017 Form 10-K; Item 1A Risk Factors included in our 2017 Form 10-K; and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2017 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2017 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Financial Results (a)
Revenue
Net interest income	$2,413	$2,258	$4,774	$4,418
Noninterest income	1,911	1,802	3,661	3,526
Total revenue	4,324	4,060	8,435	7,944
Provision for credit losses	80	98	172	186
Noninterest expense	2,584	2,479	5,111	4,881
Income before income taxes and noncontrolling interests	$1,660	$1,483	$3,152	$2,877
Net income	$1,356	$1,097	$2,595	$2,171
Less:
Net income attributable to noncontrolling interests	10	10	20	27
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	2	2	23
Net income attributable to common shareholders	1,290	1,030	$2,455	$2,003
Less:
Dividends and undistributed earnings allocated to nonvested restricted shares	5	4	10	10
Impact of BlackRock earnings per share dilution	3	1	5	5
Net income attributable to diluted common shares	$1,282	$1,025	$2,440	$1,988
Diluted earnings per common share	$2.72	$2.10	$5.15	$4.05
Cash dividends declared per common share	$.75	$.55	$1.50	$1.10
Effective tax rate (b)	18.3%	26.0%	17.7%	24.5%
Performance Ratios
Net interest margin (c)	2.96%	2.84%	2.94%	2.81%
Noninterest income to total revenue	44%	44%	43%	44%
Efficiency	60%	61%	61%	61%
Return on:
Average common shareholders’ equity	12.13%	9.88%	11.59%	9.69%
Average assets	1.45%	1.19%	1.39%	1.19%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)
The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. Amounts for the 2018 periods reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.

(c)
Calculated as annualized taxable-equivalent net interest income divided by average earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2018	December 31 2017	June 30 2017
Balance Sheet Data (dollars in millions, except per share data)
Assets	$380,711	$380,768	$372,190
Loans	$222,855	$220,458	$218,034
Allowance for loan and lease losses	$2,581	$2,611	$2,561
Interest-earning deposits with banks (b)	$21,972	$28,595	$22,482
Investment securities	$80,125	$76,131	$76,431
Loans held for sale	$1,325	$2,655	$2,030
Equity investments (c)	$12,430	$11,392	$10,819
Mortgage servicing rights	$2,045	$1,832	$1,867
Goodwill	$9,218	$9,173	$9,163
Other assets	$27,897	$27,894	$28,886
Noninterest-bearing deposits	$79,047	$79,864	$79,550
Interest-bearing deposits	$185,838	$185,189	$179,626
Total deposits	$264,885	$265,053	$259,176
Borrowed funds	$59,222	$59,088	$56,406
Total shareholders’ equity	$46,904	$47,513	$46,084
Common shareholders’ equity	$42,917	$43,530	$42,103
Accumulated other comprehensive income (loss)	$(940)	$(148)	$(98)
Book value per common share	$92.26	$91.94	$87.78
Period-end common shares outstanding (in millions)	465	473	480
Loans to deposits	84%	83%	84%
Client Assets (in billions)
Discretionary client assets under management	$149	$151	$141
Nondiscretionary client assets under administration	130	131	125
Total client assets under administration	279	282	266
Brokerage account client assets	49	49	46
Total client assets	$328	$331	$312
Capital Ratios
Basel III (d) (e) (f)
Common equity Tier 1	9.5%	N/A	N/A
Tier 1 risk-based	10.7%	N/A	N/A
Total capital risk-based	12.6%	N/A	N/A
Leverage	9.4%	N/A	N/A
Supplementary leverage	7.8%	N/A	N/A
Fully Phased-In Basel III (Non-GAAP) (f) (g)
Common equity Tier 1	N/A	9.8%	9.8%
2017 Transitional Basel III (d) (f)
Common equity Tier 1	N/A	10.4%	10.3%
Tier 1 risk-based	N/A	11.6%	11.6%
Total capital risk-based	N/A	13.7%	13.7%
Leverage	N/A	9.9%	9.9%
Common shareholders’ equity to total assets	11.3%	11.4%	11.3%
Asset Quality
Nonperforming loans to total loans	.77%	.85%	.90%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.83%	.92%	.99%
Nonperforming assets to total assets	.49%	.53%	.58%
Net charge-offs to average loans (for the three months ended) (annualized)	.20%	.22%	.20%
Allowance for loan and lease losses to total loans	1.16%	1.18%	1.17%
Allowance for loan and lease losses to total nonperforming loans	150%	140%	131%
Accruing loans past due 90 days or more (in millions)	$586	$737	$674

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $21.6 billion, $28.3 billion and $22.1 billion as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

(c)
Amounts include our equity interest in BlackRock. On January 1, 2018, $.6 billion of trading and available for sale securities, primarily money market funds, were reclassified to Equity investments in accordance with the adoption of Accounting Standards Update (ASU) 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our first quarter 2018 Quarterly Report on Form 10-Q (First Quarter 2018 Form 10-Q) for additional detail on this adoption.

(d)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(e)
The 2018 Basel III ratios for Common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary leverage reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC. The 2018 Basel III Total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2021.

(f)
See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2017 Form 10-K. See also the Transitional Basel III and Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) – June 30, 2017 table in the Statistical Information (Unaudited) section of this Report for a reconciliation of the June 30, 2017 ratios.

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

Income Statement Highlights
Net income for the second quarter of 2018 increased 24% to $1.4 billion, or $2.72 per diluted common share, compared to $1.1 billion, or $2.10 per diluted common share, for the second quarter of 2017.

•	Total revenue increased $264 million, or 7%, to $4.3 billion.

•	Net interest income increased $155 million, or 7%, to $2.4 billion.

•	Net interest margin increased to 2.96% compared to 2.84% for the second quarter of 2017.

•	Noninterest income increased $109 million, or 6%, to $1.9 billion.

•	Provision for credit losses was $80 million compared to $98 million for the second quarter of 2017.

•	Noninterest expense increased $105 million, or 4%, to $2.6 billion.

•	Income tax expense decreased to $304 million compared to $386 million for the second quarter of 2017.

•	Federal tax reform legislation, the Tax Cuts and Jobs Act, lowered the statutory federal income tax rate for corporations to 21% from 35% effective January 1, 2018.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at June 30, 2018 and December 31, 2017. In comparison to December 31, 2017:

•	Total loans increased $2.4 billion, or 1%, to $222.9 billion.

•	Total commercial lending grew $2.2 billion, or 1%.

•	Total consumer lending increased $.2 billion.

•	Total deposits declined $.2 billion to $264.9 billion.

•	Investment securities increased $4.0 billion, or 5%, to $80.1 billion.

•	Interest-earning deposits with banks decreased $6.6 billion, or 23%, to $22.0 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights
Overall credit quality remained strong.

•	At June 30, 2018 compared to December 31, 2017:

•	Nonperforming assets decreased $181 million, or 9%, to $1.9 billion.

•	Overall loan delinquencies decreased $159 million, or 10%.

•	Net charge-offs were $109 million in the second quarter of 2018 compared to $110 million for the second quarter of 2017.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•
The Basel III common equity Tier 1 capital ratio, which includes the full phase-in of all Basel III adjustments and became effective for PNC as of January 1, 2018, was 9.5% at June 30, 2018, compared with 9.8% at December 31, 2017, calculated on the same basis.

•	In the second quarter of 2018, we returned $1.2 billion of capital to shareholders through repurchases of 5.7 million common shares for $.8 billion and dividends on common shares of $.4 billion.

•
In June 2018, we announced share repurchase programs of up to $2.0 billion for the four-quarter period beginning in the third quarter of 2018, including repurchases of up to $.3 billion related to stock issuances under employee benefit plans.

•	In July 2018, our board of directors raised the quarterly cash dividend on common stock to 95 cents per share, an increase of 20 cents per share, or 27%, effective with the August dividend.

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

Business Outlook
Our forward-looking financial statements are based on our current view that U.S. economic growth will accelerate somewhat in 2018, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth in 2018. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market, although trade restrictions are a growing downside risk to the forecast. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; after the Federal Open Market Committee raised the federal funds rate in June, our baseline forecast is for one additional rate hike in September 2018, pushing the federal funds rate to a range of 2.00% to 2.25% by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more. Long-term rates will rise more slowly than short-term rates, so we anticipate that the yield curve will flatten but not invert.

For the third quarter of 2018 compared to the second quarter of 2018, we expect:

•	Modest loan growth;

•	Net interest income to increase by low single digits, on a percentage basis;

•
Fee income to increase by low single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Provision for credit losses to be between $100 million and $150 million; and

•	Noninterest expense to be stable.

We expect the quarterly run rate for other noninterest income to be in the range of $225 million to $275 million, excluding net securities gains (losses) and Visa activity.

Our outlook for certain financial information for full year 2018 is compared to full year 2017 results as adjusted for the following fourth quarter 2017 tax legislation and significant items: $26 million in lower net interest income from the impact of tax legislation on leveraged leases; a total of $54 million of higher noninterest income, consisting of the flow through impact of tax legislation on our equity investment in BlackRock, Visa Class B derivative fair value adjustments, and the appreciation of BlackRock stock contributed to the PNC Foundation, partially offset by negative adjustments for residential mortgage servicing rights fair value assumption

4    The PNC Financial Services Group, Inc. – Form 10-Q

updates; a total of $502 million of higher noninterest expense, consisting of a contribution to the PNC Foundation, charges for real estate dispositions and exits, and employee cash payments and pension account credits; and a $1.2 billion tax benefit recognized as a result of the federal tax legislation, primarily attributable to revaluation of net deferred tax liabilities and $230 million from the tax effect of the aforementioned significant items. For additional information on these fourth quarter 2017 items, see the Income Statement Highlights portion of the Executive Summary section in Item 7 of our 2017 Form 10-K.

For full year 2018 compared to full year 2017 on an adjusted basis, we expect:

•	Loan growth to be up mid-single digits, on a percentage basis;

•	Revenue to increase on the upper end of mid-single digits, on a percentage basis;

•	Noninterest expense to increase on the lower end of mid-single digits, on a percentage basis; and

•	The effective tax rate to be approximately 17%.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the second quarter of 2018 was $1.4 billion, or $2.72 per diluted common share, an increase of 24% compared to $1.1 billion, or $2.10 per diluted common share, for the second quarter of 2017. For the first six months of 2018, net income was $2.6 billion, or $5.15 per diluted common share, an increase of 20% compared to $2.2 billion, or $4.05 per diluted common share, for the first six months of 2017.

Net income increased in both comparisons driven by an increase in revenue from higher net interest income and noninterest income and a lower effective tax rate, partially offset by an increase in noninterest expense.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2018			2017
Three months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$77,479	2.91%	$564	$75,352	2.71%	$511
Loans	222,684	4.23%	2,367	216,373	3.82%	2,077
Interest-earning deposits with banks	21,017	1.78%	93	22,543	1.04%	58
Other	6,905	4.98%	87	9,748	3.38%	82
Total interest-earning assets/interest income	$328,085	3.78%	3,111	$324,016	3.35%	2,728
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$184,357.57%		261	$179,012.32%		143
Borrowed funds	58,966	2.74%	408	57,524	1.89%	273
Total interest-bearing liabilities/interest expense	$243,323	1.10%	669	$236,536.70%		416
Net interest margin/income (Non-GAAP)		2.96%	2,442		2.84%	2,312
Taxable-equivalent adjustments			(29)			(54)
Net interest income (GAAP)			$2,413			$2,258
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    5

(continued from previous page)

	2018			2017
Six months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$76,075	2.85%	$1,083	$75,800	2.69%	$1,019
Loans	221,899	4.16%	4,617	214,324	3.75%	4,018
Interest-earning deposits with banks	23,329	1.64%	191	23,363.92%		107
Other	7,402	4.52%	167	9,076	3.46%	156
Total interest-earning assets/interest income	$328,705	3.68%	6,058	$322,563	3.29%	5,300
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$183,900.52%		474	$177,947.30%		263
Borrowed funds	59,300	2.52%	752	56,241	1.82%	513
Total interest-bearing liabilities/interest expense	$243,200	1.01%	1,226	$234,188.66%		776
Net interest margin/income (Non-GAAP)		2.94%	4,832		2.81%	4,524
Taxable-equivalent adjustments			(58)			(106)
Net interest income (GAAP)			$4,774			$4,418

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

Net interest income increased by $155 million, or 7%, and $356 million, or 8%, for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. The increase in both comparisons was driven by higher loans and securities yields, as well as loan growth, partially offset by increases in borrowing and deposit costs. Net interest margin increased in both comparisons reflecting the impact of higher interest rates.

Average investment securities increased $2.1 billion, or 3%, in the quarterly comparison and $.3 billion in the year-to-date comparison. Net purchase activity of U.S. Treasury and government agencies and agency residential mortgage-backed securities was offset by declines in commercial mortgage-backed, asset-backed and other securities.
These comparisons included the impact of the January 1, 2018 reclassification of $.6 billion of available for sale securities to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

Average investment securities increased to 24% of average interest-earning assets for the second quarter of 2018 compared to 23% for the second quarter of 2017 and both year-to-date periods.

Average loans grew $6.3 billion, or 3%, and $7.6 billion, or 4%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by increases in average commercial lending of $5.5 billion and $7.0 billion in the respective comparisons reflecting broad-based growth in the Corporate Banking, Business Credit and Equipment Finance businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $.8 billion and $.6 billion in the quarterly and year-to-date comparisons, respectively. Growth in residential real estate, automobile and credit card loans was mostly offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, run-off in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 68% of average interest-earning assets for the second quarter and first six months of 2018 compared to 67% and 66% for the same periods of 2017, respectively.

Average interest-bearing deposits grew $5.3 billion, or 3%, and $6.0 billion, or 3%, in the respective quarterly and year-to-date comparisons, reflecting overall deposit and customer growth. Average savings deposits increased $9.0 billion and $9.2 billion,

6    The PNC Financial Services Group, Inc. – Form 10-Q

respectively, due in part to a shift to relationship-based savings products from money market deposits, which decreased $6.0 billion and $5.7 billion in the respective comparisons. Additionally, average interest-bearing demand deposits grew $2.9 billion in both comparisons. Average interest-bearing deposits remained stable at 76% of average interest-bearing liabilities in both the quarterly and year-to-date comparisons.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.

Average borrowed funds increased $1.4 billion, or 3%, and $3.1 billion, or 5%, in the quarterly and year-to-date comparisons, respectively, primarily due to higher bank notes and senior debt, partially offset by a decline in subordinated debt. See the Consolidated Balance Sheet Review portion of this Financial Review for additional detail on the level and composition of borrowed funds.
Noninterest Income
Table 3: Noninterest Income

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2018	2017	$	%	2018	2017	$	%
Noninterest income
Asset management	$456	$398	$58	15%	$911	$801	$110	14%
Consumer services	381	360	21	6%	738	692	46	7%
Corporate services	487	466	21	5%	916	880	36	4%
Residential mortgage	84	104	(20)	(19)%	181	217	(36)	(17)%
Service charges on deposits	169	170	(1)	(1)%	336	331	5	2%
Other	334	304	30	10%	579	605	(26)	(4)%
Total noninterest income	$1,911	$1,802	$109	6%	$3,661	$3,526	$135	4%

Noninterest income as a percentage of total revenue was 44% for both the second quarters of 2018 and 2017. The comparable ratios for the year-to-date periods were 43% and 44%, respectively.

Growth in asset management revenue reflected higher earnings on our equity investment in BlackRock and stronger equity markets. PNC's discretionary client assets under management increased to $149 billion at June 30, 2018 compared with $141 billion at June 30, 2017.

Increases in consumer services revenue in the quarterly and year-to-date comparisons were primarily due to growth in debit and credit card fees totaling $12 million and $29 million, respectively, reflecting continued momentum in customer activity in both transaction trends and customer growth. Brokerage fees increased in both comparisons by $10 million and $20 million, respectively, as a result of growth in brokerage assets under management.

Higher corporate services revenue in both comparisons was primarily driven by growth in treasury management fees of $19 million and $34 million and merger and acquisition advisory fees of $11 million and $15 million, respectively. Additionally, the year-to-date comparison included a $12 million increase in operating lease income related to the commercial and vendor finance business acquired in the second quarter of 2017 and an $11 million lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Residential mortgage revenue decreased due to loan sales revenue declines of $16 million and $28 million in the quarterly and year-to-date comparisons, as well as lower servicing revenue. The declines in loan sales revenue reflected increased competition in the marketplace and a shift in mix away from refinancing to purchases, which drove lower gain on sales margins.

Other noninterest income increased in the quarterly comparison reflecting a benefit from positive derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares of $27 million in the second quarter of 2018, primarily due to developments relevant to the litigation, partially offset by a $16 million decline in net securities gains.

Other noninterest income decreased in the year-to-date comparison largely attributable to an $81 million decline in revenue from equity investments, which included the impact of first quarter 2017 positive valuation adjustments related to the Volcker Rule provisions of the Dodd-Frank Act. This decline was partially offset by a net $45 million benefit from derivative fair value adjustments related to Visa Class B common shares.

In the first quarter of 2018, and in connection with the commercial and vendor finance business we acquired in the second quarter of 2017, we reclassified operating lease income to corporate services noninterest income from other noninterest income on the

The PNC Financial Services Group, Inc. – Form 10-Q    7

Consolidated Income Statement, including operating lease income of $31 million and $53 million for the three and six months ended June 30, 2017, respectively. Operating lease income was $31 million and $65 million for the three and six months ended June 30, 2018, respectively.

Provision For Credit Losses
The provision for credit losses decreased $18 million to $80 million in the second quarter of 2018 compared to the second quarter of 2017 and decreased $14 million to $172 million for the first six months of 2018 compared to the same period in 2017 reflecting a lower provision for commercial loans, partially offset by a higher provision for consumer loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2018	2017	$	%	2018	2017	$	%
Noninterest expense
Personnel	$1,356	$1,276	$80	6%	$2,710	$2,533	$177	7%
Occupancy	203	202	1	—	421	424	(3)	(1)%
Equipment	281	281	—	—	554	532	22	4%
Marketing	75	67	8	12%	130	122	8	7%
Other	669	653	16	2%	1,296	1,270	26	2%
Total noninterest expense	$2,584	$2,479	$105	4%	$5,111	$4,881	$230	5%

Noninterest expense increased in both comparisons attributable to our ongoing business investments, including technology and staffing. The increases were primarily in higher personnel expense and were related to new initiatives, our announced increase in the minimum hourly pay rate for eligible employees and enhanced employee benefits. In addition, the year-to-date comparison reflects operating expense related to the second quarter 2017 acquisition of a commercial and vendor finance business.

PNC continued to focus on disciplined expense management. As of June 30, 2018, we were on track to achieve our full-year 2018 goal of $250 million in cost savings through our continuous improvement program, which we expect will fund a portion of our strategic investments.

Effective Income Tax Rate

The effective income tax rate was 18.3% in the second quarter of 2018 compared to 26.0% in the second quarter of 2017 and 17.7% in the first six months of 2018 compared to 24.5% in the same period of 2017. Both comparisons reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2018	2017	$	%
Assets
Interest-earning deposits with banks	$21,972	$28,595	$(6,623)	(23)%
Loans held for sale	1,325	2,655	(1,330)	(50)%
Investment securities	80,125	76,131	3,994	5%
Loans	222,855	220,458	2,397	1%
Allowance for loan and lease losses	(2,581)	(2,611)	30	1%
Mortgage servicing rights	2,045	1,832	213	12%
Goodwill	9,218	9,173	45	—
Other, net	45,752	44,535	1,217	3%
Total assets	$380,711	$380,768	$(57)	—
Liabilities
Deposits	$264,885	$265,053	$(168)	—
Borrowed funds	59,222	59,088	134	—
Other	9,629	9,042	587	6%
Total liabilities	333,736	333,183	553	—
Equity
Total shareholders’ equity	46,904	47,513	(609)	(1)%
Noncontrolling interests	71	72	(1)	(1)%
Total equity	46,975	47,585	(610)	(1)%
Total liabilities and equity	$380,711	$380,768	$(57)	—

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both June 30, 2018 and December 31, 2017.

•	Total assets were stable as higher investment securities and loan growth were funded by lower interest-earning deposits with banks;

•	Total liabilities increased slightly;

•
Total equity decreased slightly as share repurchases and lower accumulated other comprehensive income (AOCI) related to net unrealized securities losses were mostly offset by higher retained earnings driven by net income.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of Risk Management in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2017 Form 10-K.
Loans
Table 6: Loans

	June 30	December 31	Change
Dollars in millions	2018	2017	$	%
Commercial lending
Commercial	$113,367	$110,527	$2,840	3%
Commercial real estate	28,946	28,978	(32)	—
Equipment lease financing	7,323	7,934	(611)	(8)%
Total commercial lending	149,636	147,439	2,197	1%
Consumer lending
Home equity	27,219	28,364	(1,145)	(4)%
Residential real estate	17,805	17,212	593	3%
Credit card	5,830	5,699	131	2%
Other consumer
Automobile	13,892	12,880	1,012	8%
Education	4,057	4,454	(397)	(9)%
Other	4,416	4,410	6	—
Total consumer lending	73,219	73,019	200	—
Total loans	$222,855	$220,458	$2,397	1%

The PNC Financial Services Group, Inc. – Form 10-Q    9

Loan growth was driven by commercial lending as well as an increase in consumer lending balances.

Commercial loans increased primarily driven by growth from our Corporate Banking and Business Credit businesses within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loans increased $1.7 billion, or 3%, largely due to strong growth in asset-backed finance securitizations as well as middle market and large corporate lending. In Business Credit, higher utilization and new production resulted in an increase in commercial loans of $1.0 billion, or 6%.

For commercial loans by industry and commercial real estate loans by geography, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances increased slightly as growth in automobile and residential real estate loans were mostly offset by lower home equity and education loans.

The growth in automobile loans was due in part to continued expansion in our Southeast markets. Residential real estate loans increased as a result of originations of nonconforming residential mortgage loans, both nationwide and within our branch network. Nonconforming residential mortgage loans are loans that do not meet government agency standards, such as a maximum loan amount, property type or credit requirements, among other factors. The growth in residential real estate loans was primarily due to nonconforming loans that exceeded agency conforming loan amount limits.

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

See the Credit Risk Management portion of the Risk Management section of this Financial Review, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report, and Note 1 Accounting Policies in our 2017 Form 10-K for additional information regarding our loan portfolio.
Investment Securities
Table 7: Investment Securities

	June 30, 2018		December 31, 2017		Ratings (a) as of June 30, 2018
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$17,056	$16,944	$15,173	$15,286	100%
Agency residential mortgage-backed	44,337	43,321	40,037	39,847	100%
Non-agency residential mortgage-backed	2,333	2,655	2,610	2,932	11%		4%	66%	19%
Agency commercial mortgage-backed	2,131	2,049	2,367	2,315	100%
Non-agency commercial mortgage-backed (b)	3,101	3,080	3,141	3,161	84%	6%			10%
Asset-backed (c)	5,601	5,653	5,531	5,598	85%	3%	6%	6%
Other debt (d)	5,939	6,026	6,279	6,459	74%	16%	7%		3%
Other (e)			587	585
Total investment securities (f)	$80,498	$79,728	$75,725	$76,183	94%	2%	1%	2%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

(f)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Investment securities increased $4.0 billion to $80.1 billion at June 30, 2018 compared to December 31, 2017, driven by net purchase activity of agency residential mortgage-backed securities of $3.8 billion and U.S. Treasury and government agencies securities of $1.7 billion. These increases were partially offset by the reclassification of $.6 billion of available for sale securities, primarily money market funds, to equity investments as part of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on the adoption of this ASU.

10    The PNC Financial Services Group, Inc. – Form 10-Q

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the Liquidity Coverage Ratio (LCR) and other internal and external guidelines and constraints.

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

The duration of investment securities was 3.6 years at June 30, 2018. We estimate that at June 30, 2018 the effective duration of investment securities was 3.7 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.7 years at June 30, 2018 compared to 5.2 years at December 31, 2017.
Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

June 30, 2018	Years
Agency residential mortgage-backed	6.7
Non-agency residential mortgage-backed	6.4
Agency commercial mortgage-backed	3.6
Non-agency commercial mortgage-backed	3.1
Asset-backed	2.3

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 9: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2018	2017	$	%
Deposits
Noninterest-bearing	$79,047	$79,864	$(817)	(1)%
Interest-bearing
Money market	54,771	59,735	(4,964)	(8)%
Demand	61,853	61,213	640	1%
Savings	51,974	46,980	4,994	11%
Time deposits	17,240	17,261	(21)	—
Total interest-bearing deposits	185,838	185,189	649	—
Total deposits	264,885	265,053	(168)	—
Borrowed funds
Federal Home Loan Bank (FHLB) borrowings	22,036	21,037	999	5%
Bank notes and senior debt	27,596	28,062	(466)	(2)%
Subordinated debt	4,781	5,200	(419)	(8)%
Other	4,809	4,789	20	—
Total borrowed funds	59,222	59,088	134	—
Total funding sources	$324,107	$324,141	$(34)	—

Total deposits declined slightly in the comparison as growth in interest-bearing deposits was more than offset by a decrease in noninterest-bearing deposits.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Noninterest-bearing deposits decreased primarily due to seasonal declines in commercial deposits. Within interest-bearing deposits, savings deposits grew reflecting, in part, a shift from consumer money market to relationship-based savings products, as well as growth in commercial demand deposit balances.

Borrowed funds increased slightly in the comparison as issuances of FHLB borrowings were mostly offset by declines in bank notes and senior debt and subordinated debt. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2018 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity was $46.9 billion at June 30, 2018, a decrease of $.6 billion compared to December 31, 2017. The decrease resulted from common share repurchases of $1.5 billion, lower AOCI related to net unrealized securities losses of $.8 billion and common and preferred dividends of $.8 billion, partially offset by net income of $2.6 billion.

Common shares outstanding were 465 million and 473 million at June 30, 2018 and December 31, 2017, respectively, as repurchases of 10.5 million shares during the period were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.
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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking
(Unaudited)

Table 10: Retail Banking Table

Six months ended June 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$2,495	$2,260	$235	10%
Noninterest income	1,313	1,248	65	5%
Total revenue	3,808	3,508	300	9%
Provision for credit losses	141	121	20	17%
Noninterest expense	2,845	2,685	160	6%
Pretax earnings	822	702	120	17%
Income taxes	196	259	(63)	(24)%
Earnings	$626	$443	$183	41%
Average Balance Sheet
Loans held for sale	$640	$786	$(146)	(19)%
Loans
Consumer
Home equity	$24,391	$25,506	$(1,115)	(4)%
Automobile	13,375	12,185	1,190	10%
Education	4,294	5,021	(727)	(14)%
Credit cards	5,674	5,129	545	11%
Other	1,768	1,757	11	1%
Total consumer	49,502	49,598	(96)	—
Commercial and commercial real estate	10,493	10,965	(472)	(4)%
Residential mortgage	13,570	11,804	1,766	15%
Total loans	$73,565	$72,367	$1,198	2%
Total assets	$88,879	$88,559	$320	—
Deposits
Noninterest-bearing demand	$30,248	$29,285	$963	3%
Interest-bearing demand	42,373	41,059	1,314	3%
Money market	31,560	38,416	(6,856)	(18)%
Savings	45,139	36,851	8,288	22%
Certificates of deposit	11,948	13,518	(1,570)	(12)%
Total deposits	$161,268	$159,129	$2,139	1%
Performance Ratios
Return on average assets	1.42%	1.01%
Noninterest income to total revenue	34%	36%
Efficiency	75%	77%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    13

(continued from previous page)

Six months ended June 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Supplemental Noninterest Income Information
Consumer services	$553	$527	$26	5%
Brokerage	$174	$154	$20	13%
Residential mortgage	$181	$217	$(36)	(17)%
Service charges on deposits	$324	$317	$7	2%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$124	$131	$(7)	(5)%
Serviced portfolio acquisitions	$4	$16	$(12)	(75)%
MSR asset value (b)	$1.3	$1.2	$.1	8%
MSR capitalization value (in basis points) (b)	104	95	9	9%
Servicing income: (in millions)
Servicing fees, net (c)	$90	$96	$(6)	(6)%
Mortgage servicing rights valuation, net of economic hedge	$22	$23	$(1)	(4)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$3.7	$4.1	$(.4)	(10)%
Loan sale margin percentage	2.49%	2.84%
Percentage of originations represented by:
Purchase volume (d)	65%	53%
Refinance volume	35%	47%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	54%	52%
Digital consumer customers (f)	65%	61%
Credit-related statistics
Nonperforming assets (g)	$1,141	$1,149	$(8)	(1)%
Net charge-offs	$212	$187	25	13%
Other statistics
ATMs	9,043	8,972	71	1%
Branches (h)	2,404	2,481	(77)	(3)%
Brokerage account client assets (in billions) (i)	$49	$46	$3	7%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of June 30, except for customer-related statistics, which are averages for the six months ended, and net charge-offs, which are for the six months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion at both June 30, 2018 and June 30, 2017.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $626 million in the first six months of 2018 compared with $443 million for the same period in 2017. The increase in earnings was driven by higher net interest income and noninterest income, partially offset by an increase in noninterest expense. Earnings in 2018 also benefited from the lower statutory federal income tax rate.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits.

The increase in noninterest income reflected growth in brokerage, credit and debit card fees, higher service charges on deposits and positive derivative fair value adjustments related to swap agreements with purchasers of Visa Class B common shares. These increases were partially offset by lower residential mortgage noninterest income consisting of lower loan sales revenue, as well as lower servicing revenue. The decline in loan sales revenue reflected increased competition in the marketplace and a shift in mix away from refinancing to purchases, which drove lower gain on sales margins.

Higher noninterest expense primarily resulted from an increase in personnel expense, continued investments in technology, risk and compliance expense, and marketing activity.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. During the first six months of 2018, average total deposits increased compared to the same period a year ago, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits grew, reflecting, in part, a shift from money market deposits to relationship-based savings products. Certificates of deposit declined due to the net runoff of maturing accounts.

Retail Banking average total loans increased in the first six months of 2018 compared with the same period in 2017.

•	Average residential mortgages increased as a result of growth in nonconforming residential mortgage loans, both nationwide and within our branch network.

•	Average automobile loans, which consisted of both direct and indirect auto loans, increased primarily due to strong new loan volumes, including in our Southeast markets.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

Retail Banking continued to focus on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	Approximately 65% of consumer customers used non-teller channels for the majority of their transactions in the first six months of 2018 compared with 61% in the first six months of 2017.

•	Deposit transactions via ATM and mobile channels increased to 54% of total deposit transactions versus 52% in the comparison.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 92% of our branch network as of June 30, 2018.

•
In the second half of 2018, Retail Banking plans to launch its national retail digital strategy in markets where it does not have existing branches, with an initial focus on certain markets where PNC's Corporate & Institutional Banking has expanded its middle market banking business.

Retail Banking continued to make progress on its multi-year initiative to redesign the home lending process by integrating mortgage and home equity lending into a common platform to enhance product capability and improve speed of delivery and convenience. We implemented a new mortgage origination system in 2017 and converted home equity loans to the new servicing platform in the first quarter of 2018. Both residential mortgage and home equity loans are now serviced on a single platform.

The PNC Financial Services Group, Inc. – Form 10-Q    15

Corporate & Institutional Banking
(Unaudited)

Table 11: Corporate & Institutional Banking Table

Six months ended June 30			Change
Dollars in millions	2018	2017	$	%
Income Statement
Net interest income	$1,782	$1,729	$53	3%
Noninterest income	1,182	1,112	70	6%
Total revenue	2,964	2,841	123	4%
Provision for credit losses	56	112	(56)	(50)%
Noninterest expense	1,265	1,186	79	7%
Pretax earnings	1,643	1,543	100	6%
Income taxes	384	541	(157)	(29)%
Earnings	$1,259	$1,002	$257	26%
Average Balance Sheet
Loans held for sale	$890	$915	$(25)	(3)%
Loans
Commercial	$101,767	$94,067	$7,700	8%
Commercial real estate	26,723	27,334	(611)	(2)%
Equipment lease financing	7,669	7,550	119	2%
Total commercial lending	136,159	128,951	7,208	6%
Consumer	58	304	(246)	(81)%
Total loans	$136,217	$129,255	$6,962	5%
Total assets	$152,769	$145,445	$7,324	5%
Deposits
Noninterest-bearing demand	$45,136	$46,872	$(1,736)	(4)%
Money market	23,118	21,204	1,914	9%
Other	18,590	15,706	2,884	18%
Total deposits	$86,844	$83,782	$3,062	4%
Performance Ratios
Return on average assets	1.66%	1.39%
Noninterest income to total revenue	40%	39%
Efficiency	43%	42%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$865	$731	$134	18%
Capital Markets (b)	$541	$515	$26	5%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$52	$51	$1	2%
Commercial mortgage loan servicing income (d)	115	113	2	2%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	24	35	(11)	(31)%
Total	$191	$199	$(8)	(4)%
MSR asset value (f)	$748	$618	$130	21%
Average Loans by C&IB business
Corporate Banking	$58,191	$54,416	$3,775	7%
Real Estate	37,336	37,730	(394)	(1)%
Business Credit	17,078	15,244	1,834	12%
Equipment Finance	14,298	12,982	1,316	10%
Commercial Banking	7,065	7,057	8	—
Other	2,249	1,826	423	23%
Total average loans	$136,217	$129,255	$6,962	5%
Credit-related statistics
Nonperforming assets (f) (g)	$385	$586	$(201)	(34)%
Net charge-offs	$7	$42	$(35)	(83)%

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

(e)	Amounts are reported in corporate service fees.

(f)	As of June 30.

(g)	Includes nonperforming loans of $.3 billion at June 30, 2018 and $.5 billion at June 30, 2017.

Corporate & Institutional Banking earned $1.3 billion in the first six months of 2018 compared to $1.0 billion for the same period in 2017. The increase was primarily due to the impact of the lower statutory federal income tax rate, higher revenue and a decrease in the provision for credit losses, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan and deposit balances, as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher treasury management fees and capital markets-related revenue, including higher merger and acquisition advisory fees and revenue from customer-related derivative and foreign exchange services, partially offset by a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge. Additionally, operating lease income increased, mainly due to the commercial and vendor finance business acquired in the second quarter of 2017.

Overall, credit quality remained strong, as nonperforming assets and net charge-offs declined in the comparison. The decrease in provision for credit losses in the comparison reflected lower specific loan reserves. Additionally, the prior year included an initial provision for the loan and lease portfolio obtained through the business acquired in the second quarter of 2017.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased in the comparison mostly due to strong growth in Corporate Banking, Business Credit and Equipment Finance businesses:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large and mid-sized corporate clients as well as strong production in asset backed financing.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business decreased primarily driven by project loan payoffs, partially offset by higher commercial mortgage originations.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison as new originations and increased utilization were partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $15.3 billion in the first six months of 2018, an increase of $1.5 billion in the year over year comparison due to strong new production and the impact of the acquired business.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business were relatively unchanged.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison driven by growth in interest-bearing deposits reflecting, in part, a shift from noninterest-bearing deposits in the rising rate environment.  We continue to monitor and balance the relationship between increases to rates paid and the overall profitability of our deposit balances.

Corporate & Institutional Banking is expanding its Corporate Banking business, focused on the middle market and larger sectors, into the Denver, Houston and Nashville markets in 2018. This follows offices opened in 2017 in Dallas, Kansas City and Minneapolis. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. We plan to offer our full suite of corporate and institutional products and services. We have also formalized plans to expand into the Boston and Phoenix markets in 2019.

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

Treasury management revenue comprises fees from products and services and net interest income from customer deposit balances. Compared with the six months of 2017, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher merger and acquisition advisory, foreign exchange, derivative and securities underwriting fees, partially offset by lower revenue from credit valuations on customer-related derivative activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison due to a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group
(Unaudited)

Table 12: Asset Management Group Table

Six months ended June 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$146	$144	$2	1%
Noninterest income	448	435	13	3%
Total revenue	594	579	15	3%
Provision for credit losses (benefit)	—	(9)	9	*
Noninterest expense	441	432	9	2%
Pretax earnings	153	156	(3)	(2)%
Income taxes	36	57	(21)	(37)%
Earnings	$117	$99	$18	18%
Average Balance Sheet
Loans
Consumer	$4,741	$5,101	$(360)	(7)%
Commercial and commercial real estate	738	719	19	3%
Residential mortgage	1,539	1,218	321	26%
Total loans	$7,018	$7,038	$(20)	—
Total assets	$7,484	$7,517	$(33)	—
Deposits
Noninterest-bearing demand	$1,462	$1,519	$(57)	(4)%
Interest-bearing demand	3,494	3,766	(272)	(7)%
Money market	2,454	3,358	(904)	(27)%
Savings	4,651	3,769	882	23%
Other	345	239	106	44%
Total deposits	$12,406	$12,651	$(245)	(2)%
Performance Ratios
Return on average assets	3.15%	2.66%
Noninterest income to total revenue	75%	75%
Efficiency	74%	75%
Supplemental Noninterest Income Information
Asset management fees	$442	$428	$14	3%
Other Information
Nonperforming assets (a) (b)	$51	$49	$2	4%
Net charge-offs	$7	$2	$5	250%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$149	$141	$8	6%
Nondiscretionary client assets under administration	130	125	5	4%
Total	$279	$266	$13	5%
Discretionary client assets under management
Personal	$92	$89	$3	3%
Institutional	57	52	5	10%
Total	$149	$141	$8	6%
* - Not meaningful

(a)	As of June 30.

(b)	Includes nonperforming loans of $50 million at June 30, 2018 and $45 million at June 30, 2017.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $117 million through the first six months of 2018 compared with earnings of $99 million through the first six months of 2017. Higher earnings reflected the lower statutory federal income tax rate and higher revenue, partially offset by higher noninterest expense and the impact of a benefit from the provision for credit losses in the prior year period.

Higher revenue in the comparison was driven by growth in asset management fees, reflecting stronger average equity markets.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Noninterest expense increased in the comparison and was primarily attributable to increases in legal reserves and continued investments in technology.

The reduction in the benefit from the provision for credit losses in the comparison reflected higher reserves on home equity loans.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of June 30, 2018.

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
BlackRock
(Unaudited)

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Six months ended June 30
Dollars in millions	2018	2017
Business segment earnings (a)	$392	$289
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At June 30.

In billions	June 30 2018	December 31 2017
Carrying value of our investment in BlackRock (c)	$7.9	$7.7
Market value of our investment in BlackRock (d)	$17.4	$17.9

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.6 billion at both June 30, 2018 and December 31, 2017. Our voting interest in BlackRock common stock was approximately 21% at June 30, 2018.

(d)	Does not include liquidity discount.

Earnings for our BlackRock segment increased compared with the first six months of 2017, and included the impact of the lower statutory federal income tax rate.

In addition to our investment in BlackRock reflected in Table 13, at June 30, 2018, we held 143,458 shares of BlackRock Series C Preferred Stock valued at $57 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

Our 2017 Form 10-K and our First Quarter 2018 Form 10-Q include additional information about our investment in BlackRock.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

Commercial
Commercial loans comprised 51% and 50% of our total loan portfolio at June 30, 2018 and December 31, 2017, respectively. Most of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

Table 15: Commercial Loans by Industry

	June 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$21,667	19%	$20,578	19%
Retail/wholesale trade	19,299	17	17,846	16
Service providers	14,343	13	15,100	14
Real estate related (a)	12,688	11	12,496	11
Health care	9,564	8	9,739	9
Financial services	9,241	8	8,532	8
Transportation and warehousing	5,531	5	5,609	5
Other industries	21,034	19	20,627	18
Total commercial loans	$113,367	100%	$110,527	100%
(a) Includes loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $14.9 billion of real estate project loans and $14.0 billion related to commercial mortgages as of June 30, 2018. Comparable amounts were $15.3 billion and $13.7 billion, respectively, as of December 31, 2017. Commercial real estate loan growth remains challenged as market pricing and structure is, at times, outside of our risk tolerance, and payoffs and maturities continue at a steady pace.

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
Table 16: Commercial Real Estate Loans by Geography

	June 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,194	14%	$4,192	14%
Florida	2,240	8	2,221	8
Maryland	2,128	7	2,104	7
Virginia	1,641	6	1,609	5
Texas	1,593	5	1,639	6
Illinois	1,405	5	1,325	5
Pennsylvania	1,339	5	1,394	5
New York	1,171	4	1,163	4
Ohio	1,104	4	1,134	4
New Jersey	936	3	964	3
All other states	11,195	39	11,233	39
Total commercial real estate loans	$28,946	100%	$28,978	100%

Home Equity
Home equity loans comprised $16.1 billion of primarily variable-rate home equity lines of credit and $11.1 billion of closed-end home equity installment loans at June 30, 2018. Comparable amounts were $16.8 billion and $11.6 billion, respectively, as of December 31, 2017.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The portfolio is primarily originated within our primary geographic markets, with only 5% of the portfolio in states outside of those markets at both June 30, 2018 and December 31, 2017. The credit quality of newly originated loans over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 775.

The credit performance of the majority of the home equity portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally based upon original LTV at the time of origination. We use a third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Priority

	June 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$6,465	24%	$6,792	24%
New Jersey	4,114	15	4,252	15
Ohio	3,244	12	3,413	12
Illinois	1,723	6	1,801	6
Maryland	1,526	6	1,572	6
Michigan	1,395	5	1,442	5
Florida	1,235	5	1,255	4
North Carolina	1,214	4	1,266	5
Kentucky	1,088	4	1,138	4
Indiana	879	3	924	3
All other states	4,336	16	4,509	16
Total home equity loans	$27,219	100%	$28,364	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2018 and December 31, 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    23

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	June 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,110	23%	$3,676	21%
New Jersey	1,568	9	1,503	9
Florida	1,544	9	1,529	9
Illinois	1,190	6	1,230	7
Pennsylvania	976	5	962	5
New York	894	5	847	5
Maryland	888	5	902	5
North Carolina	840	5	821	5
Virginia	826	5	824	5
Ohio	671	4	684	4
All other states	4,298	24	4,234	25
Total residential real estate loans	$17,805	100%	$17,212	100%

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. Growth in residential mortgage loans in the first six months of 2018 was primarily due to nonconforming loans that exceeded agency conforming loan limits. The nonconforming residential mortgage portfolio had strong credit quality at June 30, 2018 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $11.5 billion at June 30, 2018, with 28% located in California.

Automobile
Within auto loans, $12.4 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of June 30, 2018. Comparable amounts as of December 31, 2017 were $11.4 billion and $1.4 billion, respectively, and also included $.1 billion of securitized loans. The indirect auto portfolio relates to loan applications generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 740 for indirect auto loans and 764 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 73 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. At June 30, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans. Comparable amounts at December 31, 2017 were 54% and 46%, respectively.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

Table 19: Nonperforming Assets by Type

	June 30, 2018	December 31, 2017	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$414	$554	$(140)	(25)%
Consumer lending (a)	1,305	1,311	(6)	—
Total nonperforming loans	1,719	1,865	(146)	(8)%
OREO, foreclosed and other assets	135	170	(35)	(21)%
Total nonperforming assets	$1,854	$2,035	$(181)	(9)%
Amount of TDRs included in nonperforming loans	$863	$964	$(101)	(10)%
Percentage of total nonperforming loans	50%	52%
Nonperforming loans to total loans	.77%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.83%	.92%
Nonperforming assets to total assets	.49%	.53%
Allowance for loan and lease losses to total nonperforming loans	150%	140%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Table 20: Change in Nonperforming Assets

In millions	2018	2017
January 1	$2,035	$2,374
New nonperforming assets	525	766
Charge-offs and valuation adjustments	(282)	(302)
Principal activity, including paydowns and payoffs	(280)	(389)
Asset sales and transfers to loans held for sale	(63)	(100)
Returned to performing status	(81)	(196)
June 30	$1,854	$2,153

As of June 30, 2018, approximately 88% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of June 30, 2018, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer nonperforming loans, residential real estate TDRs comprise 75% of total residential real estate nonperforming loans at both June 30, 2018 and December 31, 2017. Home equity TDRs comprise 48% of home equity nonperforming loans at June 30, 2018, down from 50% at December 31, 2017. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At June 30, 2018, our largest nonperforming asset was $38 million in the Wholesale Trade industry and the ten largest individual nonperforming assets represented 11% of total nonperforming assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q    25

Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	June 30 2018	December 31 2017	Change		June 30 2018	December 31 2017
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$519	$545	$(26)	(5)%	.23%	.25%
Accruing loans past due 60 to 89 days	256	238	18	8%	.11%	.11%
Total	775	783	(8)	(1)%	.35%	.36%
Late stage loan delinquencies
Accruing loans past due 90 days or more	586	737	(151)	(20)%	.26%	.33%
Total	$1,361	$1,520	$(159)	(10)%	.61%	.69%

(a)	Past due loan amounts include government insured or guaranteed loans of $.7 billion at June 30, 2018 and $.9 billion at December 31, 2017.

Accruing loans past due 90 days or more decreased at June 30, 2018 compared to December 31, 2017 primarily driven by a decline in government insured residential real estate and government insured education loans within other consumer loans. Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

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
Table 22: Consumer Real Estate Related Loan Modifications

	June 30, 2018		December 31, 2017
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	2,783	$192	3,033	$217
Permanent modifications	22,255	2,453	23,270	2,581
Total consumer real estate related loan modifications	25,038	$2,645	26,303	$2,798
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

26    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 23: Summary of Troubled Debt Restructurings (a)

	June 30 2018	December 31 2017	Change
Dollars in millions			$	%
Total commercial lending	$324	$409	$(85)	(21)%
Total consumer lending	1,544	1,652	(108)	(7)%
Total TDRs	$1,868	$2,061	$(193)	(9)%
Nonperforming	$863	$964	$(101)	(10)%
Accruing (b)	1,005	1,097	(92)	(8)%
Total TDRs	$1,868	$2,061	$(193)	(9)%

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

Excluded from TDRs are $1.1 billion and $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at June 30, 2018 and December 31, 2017, respectively. Nonperforming TDRs represented approximately 50% and 52% of total nonperforming loans at June 30, 2018 and December 31, 2017, respectively, and 46% and 47% of total TDRs at June 30, 2018 and December 31, 2017, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at June 30, 2018 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions and estimation processes are periodically updated.

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

The PNC Financial Services Group, Inc. – Form 10-Q    27

A portion of the ALLL is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Recent credit quality trends,

•	Recent loss experience in particular portfolios,

•	Recent macro-economic factors,

•	Model imprecision,

•	Changes in lending policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Limitations of available historical data.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2018, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

Table 24: Allowance for Loan and Lease Losses

Dollars in millions	2018	2017
January 1	$2,611	$2,589
Total net charge-offs	(222)	(228)
Provision for credit losses	172	186
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	8	(3)
Other	12	17
June 30	$2,581	$2,561
Net charge-offs to average loans (for the six months ended) (annualized)	.20%	.21%
Total allowance for loan and lease losses to total loans	1.16%	1.17%
Commercial lending net charge-offs	$(13)	$(45)
Consumer lending net charge-offs	(209)	(183)
Total net charge-offs	$(222)	$(228)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.02%	.06%
Consumer lending	.58%	.51%

At June 30, 2018, total ALLL to total nonperforming loans was 150%. The comparable amount for December 31, 2017 was 140%. These ratios are 109% and 102% when excluding the $.7 billion of ALLL at both June 30, 2018 and December 31, 2017 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 19 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first six months of 2018, overall credit quality remained strong, which resulted in an essentially flat ALLL balance as of June 30, 2018 compared to December 31, 2017.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries.
Table 25: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2018
Commercial	$52	$32	$20.04%
Commercial real estate	8	14	(6)	(.04)%
Equipment lease financing	4	5	(1)	(.03)%
Home equity	61	44	17.12%
Residential real estate	6	10	(4)	(.05)%
Credit card	109	12	97	3.44%
Other consumer
Automobile	77	35	42.63%
Education	17	4	13.61%
Other	52	8	44	2.02%
Total	$386	$164	$222.20%
2017
Commercial	$101	$44	$57.11%
Commercial real estate	3	15	(12)	(.08)%
Equipment lease financing	2	2
Home equity	72	43	29.20%
Residential real estate	4	8	(4)	(.05)%
Credit card	92	11	81	3.18%
Other consumer
Automobile	58	28	30.49%
Education	16	4	12.48%
Other	44	9	35	1.58%
Total	$392	$164	$228.21%
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

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100% in 2018. PNC and PNC Bank calculate the LCR daily, and as of June 30, 2018, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2017 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased slightly to $264.9 billion at June 30, 2018 from $265.1 billion at December 31, 2017 as growth in interest-bearing deposits was more than offset by a decrease in noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

The PNC Financial Services Group, Inc. – Form 10-Q    29

At June 30, 2018, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $26.1 billion and securities available for sale totaling $60.3 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $3.2 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.8 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2018
January 1	$33.3
Issuances	2.7
Calls and maturities	(3.2)
Other	(.4)
June 30	$32.4
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2018, PNC Bank had $26.2 billion of notes outstanding under this program of which $23.0 billion were senior bank notes and $3.2 billion were subordinated bank notes.

The following table details issuances for the three months ended June 30, 2018.

Table 27: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
June 8, 2018	$750 million	Senior notes with a maturity date of June 8, 2023. Interest is payable semi-annually at a fixed rate of 3.50% per annum on June 8 and December 8 of each year, beginning December 8, 2018.

See Note 16 Subsequent Events for information on the July 2018 issuance of $750 million of subordinated notes by PNC Bank.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2018, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $41.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2018, there were no issuances outstanding under this program.

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

As of June 30, 2018, available parent company liquidity totaled $5.5 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.8 billion at June 30, 2018. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2018, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

Parent company senior and subordinated debt outstanding totaled $6.7 billion and $6.8 billion at June 30, 2018 and December 31, 2017, respectively.

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
Table 28: Credit Ratings for PNC and PNC Bank

June 30, 2018
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

The PNC Financial Services Group, Inc. – Form 10-Q    31

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

In the second quarter of 2018, we repurchased 5.7 million common shares for $.8 billion. We completed common stock repurchase programs of $2.4 billion, and repurchased shares for $.2 billion related to employee benefit plans, for the four quarter period ending June 30, 2018. We returned a total of $4.1 billion of capital to shareholders through repurchases of 18.4 million shares for $2.6 billion and dividends on common shares of $1.5 billion over the four quarter period, consistent with the capital plan accepted by the Federal Reserve as part of our 2017 CCAR submission.

In connection with the 2018 CCAR process, we submitted our capital plan, as approved by PNC's Board of Directors, to the Federal Reserve in April 2018. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided in the 2018 capital plan, we announced new share repurchase programs of up to $2.0 billion for the four quarter period beginning in the third quarter of 2018, including repurchases of up to $.3 billion related to employee benefit plans.

We paid dividends on common stock of $.4 billion, or 75 cents per common share, during the second quarter of 2018. On July 5, 2018, the PNC Board of Directors raised the quarterly common stock cash dividend to 95 cents per share, an increase of 20 cents, or 27%, with a payment date of August 5, 2018.

See Note 16 Subsequent Events for information on the July 2018 issuance of $750 million of subordinated notes by PNC Bank.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Basel III Capital

Dollars in millions	Basel III June 30, 2018 (a) (b)	Fully Phased-In Basel III (Non-GAAP) December 31, 2017 (c)		2017 Transitional Basel III December 31, 2017 (a)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$6,656	$8,195		$8,195
Retained earnings	37,201	35,481		35,481
Accumulated other comprehensive income (loss) for securities currently and those transferred from available for sale	(268)	337		270
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(489)	(544)		(436)
Goodwill, net of associated deferred tax liabilities	(9,026)	(8,988)		(8,988)
Other disallowed intangibles, net of deferred tax liabilities	(293)	(319)		(255)
Other adjustments/(deductions)	(167)	(141)		(138)
Total common equity Tier 1 capital before threshold deductions	33,614	34,021		34,129
Total threshold deductions (d)	(3,408)	(2,928)		(1,983)
Common equity Tier 1 capital	30,206	31,093		32,146
Additional Tier 1 capital
Preferred stock plus related surplus	3,987	3,985		3,985
Other adjustments/(deductions)	(150)	(146)		(124)
Tier 1 capital	34,043	34,932		36,007
Additional Tier 2 capital
Qualifying subordinated debt	3,205	3,433		3,482
Trust preferred capital securities	80			100
Eligible credit reserves includable in Tier 2 capital	2,870	2,907		2,907
Total Basel III capital	$40,198	$41,272		$42,496
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$319,112	$316,120		$309,460
Basel III advanced approaches risk-weighted assets (f)	$280,883	$285,226		N/A
Average quarterly adjusted total assets	$363,573	$363,967		$364,999
Supplementary leverage exposure (g)	$434,135	$434,698		$435,731
Basel III risk-based capital and leverage ratios
Common equity Tier 1 (i)	9.5%	9.8%	(h)	10.4%
Tier 1 (j)	10.7%	11.1%	(h)	11.6%
Total (k) (l) (m)	12.6%	13.1%	(h)	13.7%
Leverage (n)	9.4%	9.6%		9.9%
Supplementary leverage ratio (o)	7.8%	8.0%		8.3%

(a)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(b)
The Basel III Common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary ratios as of June 30, 2018 reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC.

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

(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(h)	Pro forma Fully phased-in Basel III capital ratios are based on Basel III standardized approach risk-weighted assets and rules.

(i)
For comparative purposes only, the advanced approaches Basel III Common equity Tier 1 capital ratio for June 30, 2018 is 10.8% and for December 31, 2017 is 10.9% (estimated). This capital ratio is calculated using Common equity Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(j)
For comparative purposes only, the advanced approaches Basel III Tier 1 risk-based capital ratio for June 30, 2018 is 12.1% and for December 31, 2017 is 12.2% (estimated). This capital ratio is calculated using Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(k)
For comparative purposes only, the advanced approaches Basel III Total capital risk-based capital ratio for June 30, 2018 is 13.4% and for December 31, 2017 is 13.5% (estimated). This ratio is calculated using Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by Basel III advanced approaches risk-weighted assets.

(l)	The Basel III Total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2021.

(m)	For comparative purposes only, as of June 30, 2018 the ratio would be 12.6%, assuming nonqualifying trust preferred capital securities are phased out.

(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(o)
Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank became subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The decline in our Basel III Common equity Tier 1 capital ratio at June 30, 2018 compared to December 31, 2017 reflected continued strong capital return to shareholders and a decline in AOCI largely related to the impact of higher interest rates on the valuation of our available for sale securities portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    33

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

Under the Basel III rules applicable to PNC, significant common stock investments in unconsolidated financial institutions (for PNC, primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule that ended December 31, 2017 and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution's adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes (subject to a phase-in schedule that ended December 31, 2017) AOCI related to securities currently and those transferred from available for sale, as well as pension and other postretirement plans. With the exception of certain nonqualifiying trust preferred capital securities included in PNC’s Total risk-based capital, the transitions and multi-year phase-in of the definition of capital under the Basel III rules were complete as of January 1, 2018. Accordingly, we refer to the capital ratios calculated using the definition of capital in effect as of January 1, 2018 and, for the risk-based ratios, standardized approach risk-weighted assets, as the Basel III ratios. The Basel III Total risk-based capital includes trust preferred capital securities in the amount of $80 million that are subject to a phase-out that runs through 2021.We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios. All current period capital ratios are calculated using the regulatory capital methodology applicable to us during 2018.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. bank holding companies BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2018 capital levels were aligned with them.

At June 30, 2018, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2017 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our June 30, 2017 Transitional Basel III and Fully Phased-In Basel III Common equity Tier 1 capital ratios.

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

The interest rates that we pay on customer deposits have risen in recent quarters as a result of higher short-term market interest rates. The rates paid on commercial deposits have had a higher correlation to increases in short-term interest rates, as compared to the rates paid on consumer deposits. During the remainder of 2018, we anticipate that the rates paid on our consumer deposits will have a higher correlation to changes in short-term interest rates. The rates paid on customer deposits are also impacted by factors including the level of interest rates, competition for deposits, new product offerings, and changes in business strategies.

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

Sensitivity results and market interest rate benchmarks for the second quarters of 2018 and 2017 follow:
Table 30: Interest Sensitivity Analysis

	Second Quarter 2018	Second Quarter 2017
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.0%	2.8%
100 basis point decrease	(2.5)%	(3.3)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.1%	5.4%
100 basis point decrease	(6.5)%	(8.7)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(.1)	(2.5)
Key Period-End Interest Rates
One-month LIBOR	2.09%	1.22%
Three-month LIBOR	2.34%	1.30%
Three-year swap	2.86%	1.75%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
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
Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2018
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.9%	1.2%	(.7)%
Second year sensitivity	.3%	.3%	(3.2)%

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 32: Alternate Interest Rate Scenarios: One Year Forward
The second quarter 2018 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first six months of 2018 and 2017 were within our acceptable limits.

See the Market Risk Management – Customer-Related Trading Risk section of our 2017 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer related trading revenue was $143 million for the six months ended June 30, 2018 compared to $129 million for the same period in 2017. The increase was primarily due to higher foreign exchange client sales revenues. For the quarterly period, customer related trading revenue was $66 million for the second quarter of 2018 compared to $61 million in 2017. The increase was primarily due to higher client related trading and foreign exchange client revenues, which was partially offset by the impact of changes in credit valuations for customer-related derivatives.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

A summary of our equity investments follows:
Table 33: Equity Investments Summary

	June 30 2018	December 31 2017	Change
Dollars in millions			$	%
BlackRock	$7,753	$7,576	$177	2%
Tax credit investments	2,178	2,148	30	1%
Private equity and other	2,499	1,668	831	50%
Total	$12,430	$11,392	$1,038	9%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at June 30, 2018, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion at both June 30, 2018 and December 31, 2017. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2017 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.3 billion at June 30, 2018 at December 31, 2017, respectively. As of June 30, 2018, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See Item 1 Business - Supervision and Regulation in our 2017 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Effective January 1, 2018, $.6 billion of available for sale securities were reclassified to equity investments as part of the adoption of ASU 2016-01. These securities were primarily money market funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At June 30, 2018, the estimated value of our investment in Visa Class B common shares was approximately $759 million while our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded class of stock, which cannot happen until the settlement of the pending interchange litigation. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at June 30, 2018 and June 30, 2017.

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

The PNC Financial Services Group, Inc. – Form 10-Q    37

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit, in U.S. Chamber of Commerce v. U.S. Department of Labor, vacated the regulation issued by the U.S. Department of Labor (the “DOL Fiduciary Rule”) that had generally taken effect in June 2017 expanding the definition of “investment advice” for retirement and certain other types of accounts. A petition for rehearing en banc was denied, and the DOL did not timely seek review of the decision by the U.S. Supreme Court. As a result, the Fifth Circuit issued its mandate on June 21, 2018, making the DOL Fiduciary Rule null and void as of that date. With the DOL Fiduciary Rule now vacated, the law will revert to a five-part test to determine whether investment-related activities constitute fiduciary investment advice, a test that was in place before the adoption of the DOL Fiduciary Rule.

The Securities and Exchange Commission (SEC) on May 9, 2018 proposed Regulation Best Interest, which would impose a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers, as well as new and amended rules and forms that would mandate summary disclosure to retail customers describing their relationship with and services offered by registered broker-dealers and investment advisers. Together with the vacation of the DOL Fiduciary Rule, these developments primarily affect aspects of our Retail Banking and Asset Management Group segments, which will continue to focus on the best interest of our customers. While we do not anticipate material impact resulting from these changes, we note that retirement investors continue to be a focus of regulators at the federal and state level.

On May 24, 2018, the President signed the Economic Growth, Regulatory Relief and Consumer Protection Act (Relief Act), into law. The Relief Act, among other things, makes several changes to the enhanced prudential standards provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). For BHCs with total consolidated assets of $250 billion or more, the Relief Act requires that the Federal Reserve tailor the application of its enhanced prudential standards regulations based on risk-related factors, such as the BHC’s capital structure, risk profile, complexity, activities and size. In addition, the Relief Act generally exempts BHCs with less than $100 billion in total consolidated assets from the Dodd-Frank Act enhanced prudential standards and provides the Federal Reserve 18 months to determine, by rule or order, whether to continue applying any or all of those requirements to BHCs with total consolidated assets of $100 billion or more but less than $250 billion. The Relief Act also makes changes to the regulatory capital and liquidity rules by limiting the scope of commercial real estate exposures that receive a heightened risk weight under the U.S. Standardized Approach regulatory capital rules and requiring that the banking agencies amend the LCR rules to expand the definition of high-quality liquid assets under those rules to include certain high-quality municipal securities.

Also in May, the U.S. banking agencies, SEC and Commodity Futures Trading Commission jointly requested comment on proposed changes to the final regulations implementing the Volcker Rule. The proposal would tailor application of the Volcker Rule to banking entities based on a threshold of trading assets and liabilities (excluding trading assets and liabilities involving U.S. government and agency obligations). Firms below a $10 billion and above a $1 billion threshold, like PNC, may adopt streamlined compliance programs and rely on clearer and simplified requirements for engaging in risk-mitigating hedging activities; however, these firms would need to continue to satisfy the annual CEO attestation requirement under the current final regulations. The proposal introduces a new requirement for identifying positions deemed to be held in a trading account, which, if adopted as proposed, could have a negative impact on the ability of banking entities (including PNC) to effectively manage risks, make longer-term investments, and seed new funds. The proposal does not propose any changes to the covered fund provisions under the final regulations or otherwise impact the conformance relief the Federal Reserve has granted to qualifying illiquid funds. The 60-day public comment period on the proposal closes September 17, 2018.

On June 14, 2018, the Federal Reserve finalized rules to implement the single-counterparty credit limit (SCCL) under section 165(e) of the Dodd-Frank Act. Under the final SCCL rules, the net credit exposure of a BHC with total consolidated assets of $250 billion or more (covered BHC), including its subsidiaries, to any single, unaffiliated counterparty is subject to an aggregate limit. For a covered BHC that is not identified as a global systemically important BHC under applicable Federal Reserve rules, such as PNC, the applicable limit is 25% of the BHC's tier 1 capital and must be calculated at the end of each business day. The limit covers credit exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, purchases or investments in securities, and derivative transactions. For PNC, compliance with the final rules is required starting July 1, 2020. PNC is in the process of obtaining guidance from the Federal Reserve on how investments accounted for under the equity method, such as its investment in BlackRock, should be treated for purposes of the SCCL. At present, we do not expect the SCCL will have a material impact on PNC.

In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (Act), which is scheduled to take effect on January 1, 2020. The Act, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information. Among other things, the Act provides consumers with the right to request information from a business concerning the types of data the business collects on them, the source

38    The PNC Financial Services Group, Inc. – Form 10-Q

of that information, the purposes for which it is used, and the types of entities with which the business shares the information. Subject to some exceptions, consumers may also request to have their information deleted. The Act requires the California Attorney General to solicit public comment on regulations implementing the Act including with regard to establishing certain exceptions to allow compliance with other state and federal laws.

On July 2, 2018, the Federal Reserve and the Federal Deposit Insurance Corporation announced that the filing deadline for the next resolution plan pursuant to Section 165(d) of the Dodd-Frank Act and the agencies’ joint regulations was extended for PNC and 13 other domestic BHCs to December 31, 2019.
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

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 34: Fair Value Measurements – Summary

	June 30, 2018		December 31, 2017
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$71,936	$6,474	$69,673	$6,475
Total assets at fair value as a percentage of consolidated assets	19%		18%
Level 3 assets as a percentage of total assets at fair value		9%		9%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$3,768	$438	$4,233	$531
Total liabilities at fair value as a percentage of consolidated liabilities	1%		1%
Level 3 liabilities as a percentage of total liabilities at fair value		12%		13%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the available for sale portfolio, mortgage servicing rights and equity investments. For further information on fair value, see Note 6 Fair Value in the Notes To Consolidated Financial Statements in this Report.

Income Taxes

See the Critical Accounting Estimates and Judgments section in Item 7 of our 2017 Form 10-K for information on our accounting of certain income tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017. Where certain income tax effects could be reasonably estimated, these were included as provisional amounts as of December 31, 2017. During the measurement period, which will end in December 2018, these estimates may be adjusted upon obtaining or analyzing additional information about facts and circumstances or clarifications of uncertain aspects of the newly enacted tax law, which if known would have affected the initially reported provisional amounts. No changes were made to these provisional amounts during the first six months of 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    39

Recently Issued Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Leases - ASU 2016-02 Issued February 2016
• Required effective date of January 1, 2019.(a)
• Requires lessees to recognize a right-of-use asset and related lease liability for all leases with lease terms of more than 12 months.
• Recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.
• Targeted changes have been made to the lessor accounting model to align the guidance with the new lessee model and revenue recognition guidance.
• May be adopted using a modified retrospective approach through a cumulative-effect adjustment.
• Financial Accounting Standards Board approved an amendment which would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented.

• We plan to adopt the guidance in the first quarter of 2019.
• Implementation efforts are ongoing, including the deployment of a lease accounting software solution.
• We are currently evaluating the impact of various accounting policy elections and the impact of new disclosure requirements. We are also currently evaluating the incremental borrowing rate to discount our future minimum lease payments in calculating the lease liabilities and corresponding right-of-use assets.
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
• Given the limited changes to lessor accounting, we do not expect material changes to recognition or measurement, but we are currently evaluating the impact.  Implementation efforts are ongoing, including the deployment of a lessor accounting software solution.

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
• We established a company-wide, cross-functional governance structure in the third quarter of 2016, which oversees overall strategy for implementation of Topic 326.
• We continue to make progress towards design and development of CECL estimation methodologies, technological solutions, data requirements and future state processes.
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
(a) Early adoption is permitted.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2018, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2018, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to newly enacted tax legislation, changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impact of tariffs and other trade policies of the U.S. and its global trading partners.

–	Slowing or reversal of the current U.S. economic expansion.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our current view that the U.S. economic growth will accelerate somewhat in

The PNC Financial Services Group, Inc. – Form 10-Q    41

2018, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth in 2018. Further gradual improvement in the labor market this year, including job gains and rising wages, is another positive for consumer spending. Other sources of growth for the U.S. economy in 2018 will be the global economic expansion and the housing market, although trade restrictions are a growing downside risk to the forecast. Although inflation slowed in 2017, it should pick up as the labor market continues to tighten. Short-term interest rates and bond yields are expected to rise throughout 2018; after the Federal Open Market Committee raised the federal funds rate in June, our baseline forecast is for one additional rate hike in September 2018, pushing the rate to a range of 2.00 to 2.25% by the end of the year. Longer-term rates are also expected to increase as the Federal Reserve slowly reduces the size of its balance sheet and the federal government borrows more. Long-term rates will rise more slowly than short-term rates, so we anticipate that the yield curve will flatten but not invert.

•
Our ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s CCAR process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.

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

–	Changes to regulations governing bank capital and liquidity standards.

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

We provide greater detail regarding these as well as other factors in our 2017 Form 10-K, our First Quarter 2018 Form 10-Q, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2018	2017	2018	2017
Interest Income
Loans	$2,345	$2,040	$4,573	$3,944
Investment securities	557	495	1,069	988
Other	180	139	358	262
Total interest income	3,082	2,674	6,000	5,194
Interest Expense
Deposits	261	143	474	263
Borrowed funds	408	273	752	513
Total interest expense	669	416	1,226	776
Net interest income	2,413	2,258	4,774	4,418
Noninterest Income
Asset management	456	398	911	801
Consumer services	381	360	738	692
Corporate services	487	466	916	880
Residential mortgage	84	104	181	217
Service charges on deposits	169	170	336	331
Other	334	304	579	605
Total noninterest income	1,911	1,802	3,661	3,526
Total revenue	4,324	4,060	8,435	7,944
Provision For Credit Losses	80	98	172	186
Noninterest Expense
Personnel	1,356	1,276	2,710	2,533
Occupancy	203	202	421	424
Equipment	281	281	554	532
Marketing	75	67	130	122
Other	669	653	1,296	1,270
Total noninterest expense	2,584	2,479	5,111	4,881
Income before income taxes and noncontrolling interests	1,660	1,483	3,152	2,877
Income taxes	304	386	557	706
Net income	1,356	1,097	2,595	2,171
Less: Net income attributable to noncontrolling interests	10	10	20	27
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	2	2	23
Net income attributable to common shareholders	$1,290	$1,030	$2,455	$2,003
Earnings Per Common Share
Basic	$2.74	$2.12	$5.19	$4.10
Diluted	$2.72	$2.10	$5.15	$4.05
Average Common Shares Outstanding
Basic	469	484	471	486
Diluted	472	488	474	491
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net income	$1,356	$1,097	$2,595	$2,171
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(155)	151	(801)	220
Net unrealized gains (losses) on OTTI securities	3	62	17	97
Net unrealized gains (losses) on cash flow hedge derivatives	(113)	(10)	(306)	(87)
Pension and other postretirement benefit plan adjustments	6	45	69	(17)
Other	(35)	22	(8)	26
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(294)	270	(1,029)	239
Income tax benefit (expense) related to items of other comprehensive income	53	(89)	231	(72)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(241)	181	(798)	167
Comprehensive income	1,115	1,278	1,797	2,338
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	10	20	27
Comprehensive income attributable to PNC	$1,105	$1,268	$1,777	$2,311
See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2018	December 31 2017
In millions, except par value
Assets
Cash and due from banks	$5,425	$5,249
Interest-earning deposits with banks	21,972	28,595
Loans held for sale (a)	1,325	2,655
Investment securities – available for sale	60,275	57,618
Investment securities – held to maturity	19,850	18,513
Loans (a)	222,855	220,458
Allowance for loan and lease losses	(2,581)	(2,611)
Net loans	220,274	217,847
Equity investments (b)	12,430	11,392
Mortgage servicing rights	2,045	1,832
Goodwill	9,218	9,173
Other (a)	27,897	27,894
Total assets	$380,711	$380,768
Liabilities
Deposits
Noninterest-bearing	$79,047	$79,864
Interest-bearing	185,838	185,189
Total deposits	264,885	265,053
Borrowed funds
Federal Home Loan Bank borrowings	22,036	21,037
Bank notes and senior debt	27,596	28,062
Subordinated debt	4,781	5,200
Other (c)	4,809	4,789
Total borrowed funds	59,222	59,088
Allowance for unfunded loan commitments and letters of credit	289	297
Accrued expenses and other liabilities	9,340	8,745
Total liabilities	333,736	333,183
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,710
Capital surplus	16,250	16,374
Retained earnings	37,201	35,481
Accumulated other comprehensive income (loss)	(940)	(148)
Common stock held in treasury at cost: 77 and 69 shares	(8,317)	(6,904)
Total shareholders’ equity	46,904	47,513
Noncontrolling interests	71	72
Total equity	46,975	47,585
Total liabilities and equity	$380,711	$380,768

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.2 billion, Loans of $.8 billion and Other assets of $.2 billion at June 30, 2018 and Loans held for sale of $1.7 billion, Loans of $.9 billion and Other assets of $.3 billion at December 31, 2017.

(b)
Amounts include our equity interest in BlackRock. Effective for the first quarter of 2018, $.6 billion of trading and available for sale securities, primarily money market funds, were reclassified to Equity investments on January 1, 2018 in accordance with the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

(c)	Our consolidated liabilities at both June 30, 2018 and December 31, 2017 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2018	2017
Operating Activities
Net income	$2,595	$2,171
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	172	186
Depreciation and amortization	567	568
Deferred income taxes	167	80
Changes in fair value of mortgage servicing rights	(76)	153
Undistributed earnings of BlackRock	(268)	(198)
Net change in
Trading securities and other short-term investments	161	(1,076)
Loans held for sale	1,322	450
Other assets	(1,708)	451
Accrued expenses and other liabilities	1,563	(364)
Other	44	(201)
Net cash provided (used) by operating activities	$4,539	$2,220
Investing Activities
Sales
Securities available for sale	$5,189	$3,504
Loans	761	776
Repayments/maturities
Securities available for sale	4,478	5,389
Securities held to maturity	1,254	1,269
Purchases
Securities available for sale	(13,776)	(6,634)
Securities held to maturity	(2,663)	(2,788)
Loans	(299)	(315)
Net change in
Federal funds sold and resale agreements	434	(353)
Interest-earning deposits with banks	6,623	3,229
Loans	(3,472)	(7,080)
Net cash paid for acquisition		(1,323)
Other	(988)	(443)
Net cash provided (used) by investing activities	$(2,459)	$(4,769)
(continued on following page)

46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Six Months Ended June 30
	2018	2017
Financing Activities
Net change in
Noninterest-bearing deposits	$(862)	$(663)
Interest-bearing deposits	649	2,692
Federal funds purchased and repurchase agreements	511	440
Federal Home Loan Bank borrowings	2,500
Commercial paper	(100)
Other borrowed funds	(225)	485
Sales/issuances
Federal Home Loan Bank borrowings	1,500	6,000
Bank notes and senior debt	2,738	4,063
Other borrowed funds	256	162
Common and treasury stock	40	68
Repayments/maturities
Federal Home Loan Bank borrowings	(3,001)	(4,510)
Bank notes and senior debt	(2,850)	(1,000)
Subordinated debt	(324)	(1,908)
Other borrowed funds	(264)	(88)
Redemption of noncontrolling interests		(1,000)
Acquisition of treasury stock	(1,641)	(1,374)
Preferred stock cash dividends paid	(118)	(118)
Common stock cash dividends paid	(713)	(540)
Net cash provided (used) by financing activities	$(1,904)	$2,709
Net Increase (Decrease) In Cash And Due From Banks	176	160
Cash and due from banks at beginning of period	5,249	4,879
Cash and due from banks at end of period	$5,425	$5,039
Supplemental Disclosures
Interest paid	$1,182	$793
Income taxes paid	$102	$30
Income taxes refunded	$461	$11
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$294	$233
Transfer from loans to foreclosed assets	$100	$112
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    47

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2017 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2017 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2017 Form 10-K, except for those accounting policies included in this Note 1 as a result of the adoption of new accounting standards that were effective in the first quarter of 2018. See our first quarter 2018 Quarterly Report on Form 10-Q (First Quarter 2018 Form 10-Q) for more detail on these new accounting standards. These interim consolidated financial statements serve to update our 2017 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    49

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

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on derivatives is reported as a component of Accumulated other comprehensive income (AOCI) and subsequently reclassified to income in the same period or periods during which the hedged cash flows affect earnings and recorded in the same income statement line item as the hedged cash flows. For derivatives designated as a hedge of net investment in a foreign operation, the gain or loss on the derivatives are reported as a component of AOCI.

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
Recently Adopted Accounting Standards
We did not adopt any new accounting standards that had a significant impact during the second quarter of 2018.

50    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides cash flows associated with our loan sale and servicing activities.
Table 35: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2018
Sales of loans (b)	$1,051	$458
Repurchases of previously transferred loans (c)	$77
Servicing fees (d)	$89	$35
Servicing advances recovered/(funded), net	$39	$(12)
Cash flows on mortgage-backed securities held (e)	$449	$28
Cash Flows - Three months ended June 30, 2017
Sales of loans (b)	$1,323	$742
Repurchases of previously transferred loans (c)	$97
Servicing fees (d)	$92	$30
Servicing advances recovered/(funded), net	$42	$(5)
Cash flows on mortgage-backed securities held (e)	$345	$54
Cash Flows - Six months ended June 30, 2018
Sales of loans (b)	$2,244	$1,660
Repurchases of previously transferred loans (c)	$196
Servicing fees (d)	$181	$66
Servicing advances recovered/(funded), net	$43	$5
Cash flows on mortgage-backed securities held (e)	$871	$49
Cash Flows - Six months ended June 30, 2017
Sales of loans (b)	$2,917	$2,359
Repurchases of previously transferred loans (c)	$228
Servicing fees (d)	$186	$63
Servicing advances recovered/(funded), net	$84	$26
Cash flows on mortgage-backed securities held (e)	$694	$183

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $12.4 billion, $8.8 billion, and $7.2 billion in residential mortgage-backed securities and $.7 billion, $.6 billion, and $.7 billion in commercial mortgage-backed securities at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Table 36 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 36: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2018
Total principal balance	$56,042	$51,042
Delinquent loans (b)	$695	$279
December 31, 2017
Total principal balance	$58,320	$49,116
Delinquent loans (b)	$899	$355
Three months ended June 30, 2018
Net charge-offs (c)	$13	$22
Three months ended June 30, 2017
Net charge-offs (c)	$24	$56
Six months ended June 30, 2018
Net charge-offs (c)	$25	$52
Six months ended June 30, 2017
Net charge-offs (c)	$49	$411

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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
Table 37: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2018
Mortgage-Backed Securitizations (b)	$13,476	$13,476	(c)
Tax Credit Investments and Other	3,025	3,001	(d)	$841	(e)
Total	$16,501	$16,477		$841
December 31, 2017
Mortgage-Backed Securitizations (b)	$9,738	$9,738	(c)
Tax Credit Investments and Other	3,069	3,001	(d)	$858	(e)
Total	$12,807	$12,739		$858

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

(c)	Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.

(d)	Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.

(e)	Included in Total deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the six months ended June 30, 2018, we recognized $112 million of amortization, $119 million of tax credits, and $26 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the second quarter of 2018 were $56 million, $59 million and $13 million, respectively.

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 1 Accounting Policies in our 2017 Form 10-K for additional information on our loan related policies.

The PNC Financial Services Group, Inc. – Form 10-Q    53

The following tables display the delinquency status of our loans and our nonperforming assets at June 30, 2018 and December 31, 2017, respectively.

Table 38: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
June 30, 2018
Commercial Lending
Commercial	$112,872	$57	$41	$59	$157		$338			$113,367
Commercial real estate	28,855	18	2		20		71			28,946
Equipment lease financing	7,299	12	7		19		5			7,323
Total commercial lending	149,026	87	50	59	196		414			149,636
Consumer Lending
Home equity	25,475	97	40		137		821		$786	27,219
Residential real estate	15,268	129	66	353	548	(b)	381	$183	1,425	17,805
Credit card	5,715	40	24	44	108		7			5,830
Other consumer
Automobile	13,696	82	20	7	109		87			13,892
Education and other	8,201	84	56	123	263	(b)	9			8,473
Total consumer lending	68,355	432	206	527	1,165		1,305	183	2,211	73,219
Total	$217,381	$519	$256	$586	$1,361		$1,719	$183	$2,211	$222,855
Percentage of total loans	97.55%	.23%	.11%	.26%	.61%		.77%	.08%	.99%	100.00%
December 31, 2017
Commercial Lending
Commercial	$109,989	$45	$25	$39	$109		$429			$110,527
Commercial real estate	28,826	27	2		29		123			28,978
Equipment lease financing	7,914	17	1		18		2			7,934
Total commercial lending	146,729	89	28	39	156		554			147,439
Consumer Lending
Home equity	26,561	78	26		104		818		$881	28,364
Residential real estate	14,389	151	74	486	711	(b)	400	$197	1,515	17,212
Credit card	5,579	43	26	45	114		6			5,699
Other consumer
Automobile	12,697	79	20	8	107		76			12,880
Education and other	8,525	105	64	159	328	(b)	11			8,864
Total consumer lending	67,751	456	210	698	1,364		1,311	197	2,396	73,019
Total	$214,480	$545	$238	$737	$1,520		$1,865	$197	$2,396	$220,458
Percentage of total loans	97.29%	.25%	.11%	.33%	.69%		.85%	.09%	1.08%	100.00%

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion at June 30, 2018 and December 31, 2017, respectively, and Education and other consumer loans totaling $.2 billion and $.3 billion at June 30, 2018 and December 31, 2017, respectively.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both June 30, 2018 and December 31, 2017.

At June 30, 2018, we pledged $19.7 billion of commercial loans to the Federal Reserve Bank and $63.0 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2017 were $18.7 billion and $62.8 billion, respectively.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 39: Nonperforming Assets

Dollars in millions	June 30 2018	December 31 2017
Nonperforming loans
Total commercial lending	$414	$554
Total consumer lending (a)	1,305	1,311
Total nonperforming loans	1,719	1,865
OREO, foreclosed and other assets	135	170
Total nonperforming assets	$1,854	$2,035
Nonperforming loans to total loans	.77%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.83%	.92%
Nonperforming assets to total assets	.49%	.53%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered troubled debt restructurings (TDRs). See Note 1 Accounting Policies in our 2017 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 39 include TDRs of $.9 billion at June 30, 2018 and $1.0 billion at December 31, 2017. TDRs that are performing, including consumer credit card TDR loans, totaled $1.0 billion at June 30, 2018 and $1.1 billion at December 31, 2017, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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
Table 40: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
June 30, 2018
Commercial	$107,584	$2,180	$3,535	$68	$113,367
Commercial real estate	28,523	159	262	2	28,946
Equipment lease financing	7,153	82	85	3	7,323
Total commercial lending	$143,260	$2,421	$3,882	$73	$149,636
December 31, 2017
Commercial	$105,280	$1,858	$3,331	$58	$110,527
Commercial real estate	28,380	148	435	15	28,978
Equipment lease financing	7,754	77	102	1	7,934
Total commercial lending	$141,414	$2,083	$3,868	$74	$147,439

(a)
Loans are classified as “Pass”, “Special Mention”, “Substandard” and “Doubtful” based on the Regulatory Classification definitions. We use probability of default and loss given default to rate commercial loans.

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

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes, excluding consumer purchased impaired loans of $2.2 billion and $2.4 billion at June 30, 2018 and December 31, 2017, respectively, and government insured or guaranteed residential real estate mortgages of $.7 billion and $.8 billion at June 30, 2018 and December 31, 2017, respectively.

Table 41: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
June 30, 2018 - in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$184	$385	$161	$730
Less than or equal to 660 (b)	25	52	24	101
Missing FICO	1	4	2	7
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	333	781	302	1,416
Less than or equal to 660 (b)	47	97	31	175
Missing FICO	2	5	3	10
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	332	863	337	1,532
Less than or equal to 660	44	97	30	171
Missing FICO	2	5	2	9
Less than 90% and updated FICO scores:
Greater than 660	13,340	7,735	14,145	35,220
Less than or equal to 660	1,157	778	562	2,497
Missing FICO	35	56	97	188
Total home equity and residential real estate loans	$15,502	$10,858	$15,696	$42,056

December 31, 2017 - in millions	Home Equity		Residential Real Estate	Total
	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$108	$385	$126	$619
Less than or equal to 660 (b)	21	64	23	108
Missing FICO	1	5	1	7
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	300	842	253	1,395
Less than or equal to 660 (b)	46	143	45	234
Missing FICO	2	9	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	331	890	324	1,545
Less than or equal to 660	55	134	55	244
Missing FICO	2	9	4	15
Less than 90% and updated FICO scores:
Greater than 660	13,954	8,066	13,445	35,465
Less than or equal to 660	1,214	774	507	2,495
Missing FICO	42	57	95	194
Total home equity and residential real estate loans	$16,076	$11,378	$14,883	$42,337

(a)	Amounts shown represent recorded investment.

(b)
Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at June 30, 2018: New Jersey 17%, Pennsylvania 17%, Illinois 13%, Ohio 9%, Maryland 7%, Florida 5%, North Carolina 4% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 24% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2017: New Jersey 17%, Pennsylvania 13%, Illinois 13%, Ohio 9%, Maryland 8%, Florida 6%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 25% of the higher risk loans.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Card and Other Consumer Loan Classes
The following table presents asset quality indicators for the credit card and other consumer loan classes.

Table 42: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
June 30, 2018
FICO score greater than 719	$3,522	61%	$10,427	60%
650 to 719	1,633	28%	4,828	28%
620 to 649	253	4%	913	5%
Less than 620	279	5%	906	5%
No FICO score available or required (b)	143	2%	324	2%
Total loans using FICO credit metric	5,830	100%	17,398	100%
Consumer loans using other internal credit metrics (a)			4,967
Total loan balance	$5,830		$22,365
Weighted-average updated FICO score (b)		734		736
December 31, 2017
FICO score greater than 719	$3,457	61%	$10,366	63%
650 to 719	1,596	28%	4,352	27%
620 to 649	250	4%	659	4%
Less than 620	272	5%	715	4%
No FICO score available or required (b)	124	2%	314	2%
Total loans using FICO credit metric	5,699	100%	16,406	100%
Consumer loans using other internal credit metrics (a)			5,338
Total loan balance	$5,699		$21,744
Weighted-average updated FICO score (b)		735		741

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

Troubled Debt Restructurings (TDRs)
Table 43 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and six months ended June 30, 2018 and June 30, 2017. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2017 Form 10-K for additional discussion of TDRs.
Table 43: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2018 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	15	$20		$1	$17	$18
Total consumer lending	2,889	35	$1	17	13	31
Total TDRs	2,904	$55	$1	$18	$30	$49
During the three months ended June 30, 2017 Dollars in millions
Total commercial lending	33	$177			$156	$156
Total consumer lending	2,975	54		$43	16	59
Total TDRs	3,008	$231		$43	$172	$215
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    57

(continued from previous page)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2018 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	47	$30		$2	$24	$26
Total consumer lending	5,868	84	$1	47	29	77
Total TDRs	5,915	$114	$1	$49	$53	$103
During the six months ended June 30, 2017 Dollars in millions
Total commercial lending	82	$212	$4	$6	$161	$171
Total consumer lending	5,874	127		80	47	127
Total TDRs	5,956	$339	$4	$86	$208	$298

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2018 and January 1, 2017, respectively, and (ii) subsequently defaulted during the three and six months ended June 30, 2018 totaled $24 million and $38 million, respectively. The comparable amounts for the three and six months ended June 30, 2017 totaled $42 million and $68 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2018 and June 30, 2017. Table 44 provides further detail on impaired loans individually evaluated for impairment and the associated allowance for loan and lease losses (ALLL). Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.
Table 44: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
June 30, 2018
Impaired loans with an associated allowance
Total commercial lending	$541	$370	$89	$365
Total consumer lending	944	894	147	941
Total impaired loans with an associated allowance	1,485	1,264	236	1,306
Impaired loans without an associated allowance
Total commercial lending	236	194		295
Total consumer lending	1,089	650		660
Total impaired loans without an associated allowance	1,325	844		955
Total impaired loans	$2,810	$2,108	$236	$2,261
December 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$580	$353	$76	$419
Total consumer lending	1,061	1,014	195	1,072
Total impaired loans with an associated allowance	1,641	1,367	271	1,491
Impaired loans without an associated allowance
Total commercial lending	494	366		330
Total consumer lending	1,019	638		648
Total impaired loans without an associated allowance	1,513	1,004		978
Total impaired loans	$3,154	$2,371	$271	$2,469

(a)	Average recorded investment is for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

A rollforward of the ALLL and associated loan data follows:
Table 45: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2018			2017
At or for the six months ended June 30 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,582	$1,029	$2,611	$1,534	$1,055	$2,589
Charge-offs	(64)	(322)	(386)	(106)	(286)	(392)
Recoveries	51	113	164	61	103	164
Net (charge-offs)	(13)	(209)	(222)	(45)	(183)	(228)
Provision for credit losses	56	116	172	107	79	186
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	6	2	8	(1)	(2)	(3)
Other	(1)	13	12	1	16	17
June 30	$1,630	$951	$2,581	$1,596	$965	$2,561
TDRs individually evaluated for impairment	$29	$147	$176	$50	$194	$244
Other loans individually evaluated for impairment	60		60	61		61
Loans collectively evaluated for impairment	1,541	523	2,064	1,460	488	1,948
Purchased impaired loans		281	281	25	283	308
June 30	$1,630	$951	$2,581	$1,596	$965	$2,561
Loan Portfolio
TDRs individually evaluated for impairment	$324	$1,544	$1,868	$488	$1,718	$2,206
Other loans individually evaluated for impairment	240		240	303		303
Loans collectively evaluated for impairment	149,072	68,711	217,783	144,896	67,119	212,015
Fair value option loans (a)		753	753		819	819
Purchased impaired loans		2,211	2,211	78	2,613	2,691
June 30	$149,636	$73,219	$222,855	$145,765	$72,269	$218,034
Portfolio segment ALLL as a percentage of total ALLL	63%	37%	100%	62%	38%	100%
Ratio of ALLL to total loans	1.09%	1.30%	1.16%	1.09%	1.34%	1.17%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    59

NOTE 5 INVESTMENT SECURITIES
Table 46: Investment Securities Summary

	June 30, 2018				December 31, 2017
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$16,307	$117	$(224)	$16,200	$14,432	$173	$(84)	$14,521
Residential mortgage-backed
Agency	28,211	68	(660)	27,619	25,534	121	(249)	25,406
Non-agency	2,174	334	(14)	2,494	2,443	336	(21)	2,758
Commercial mortgage-backed
Agency	1,890	1	(83)	1,808	1,960	2	(58)	1,904
Non-agency	2,589	7	(29)	2,567	2,603	19	(9)	2,613
Asset-backed	5,410	69	(18)	5,461	5,331	74	(8)	5,397
Other debt	4,067	102	(43)	4,126	4,322	129	(17)	4,434
Total debt securities	60,648	698	(1,071)	60,275	56,625	854	(446)	57,033
Other (a)					587		(2)	585
Total securities available for sale	$60,648	$698	$(1,071)	$60,275	$57,212	$854	$(448)	$57,618
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$749	$25	$(30)	$744	$741	$37	$(13)	$765
Residential mortgage-backed
Agency	16,126	22	(446)	15,702	14,503	77	(139)	14,441
Non-agency	159	2		161	167	7		174
Commercial mortgage-backed
Agency	241	2	(2)	241	407	4		411
Non-agency	512	2	(1)	513	538	10		548
Asset-backed	191	1		192	200	1		201
Other debt	1,872	54	(26)	1,900	1,957	88	(20)	2,025
Total securities held to maturity	$19,850	$108	$(505)	$19,453	$18,513	$224	$(172)	$18,565

(a)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of Accounting Standards Update (ASU) 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI, unless credit-related. Securities held to maturity are carried at amortized cost. At June 30, 2018, AOCI included pretax gains of $28 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 47 presents gross unrealized losses and fair value of debt securities at June 30, 2018 and December 31, 2017. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2018
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(155)	$8,190	$(69)	$1,286	$(224)	$9,476
Residential mortgage-backed
Agency	(279)	13,151	(381)	8,462	(660)	21,613
Non-agency	(1)	57	(13)	332	(14)	389
Commercial mortgage-backed
Agency	(18)	533	(65)	1,189	(83)	1,722
Non-agency	(19)	1,403	(10)	199	(29)	1,602
Asset-backed	(15)	2,626	(3)	301	(18)	2,927
Other debt	(22)	1,628	(21)	663	(43)	2,291
Total debt securities available for sale	$(509)	$27,588	$(562)	$12,432	$(1,071)	$40,020
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(8)	$190	$(22)	$246	$(30)	$436
Residential mortgage-backed - Agency	(171)	7,605	(275)	5,582	(446)	13,187
Commercial mortgage-backed
Agency	(2)	127			(2)	127
Non-agency	(1)	176			(1)	176
Other debt	(6)	97	(20)	101	(26)	198
Total debt securities held to maturity	$(188)	$8,195	$(317)	$5,929	$(505)	$14,124
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(42)	$6,099	$(42)	$1,465	$(84)	$7,564
Residential mortgage-backed
Agency	(47)	8,151	(202)	9,954	(249)	18,105
Non-agency			(21)	383	(21)	383
Commercial mortgage-backed
Agency	(11)	524	(47)	1,302	(58)	1,826
Non-agency	(3)	400	(6)	333	(9)	733
Asset-backed	(4)	1,697	(4)	462	(8)	2,159
Other debt	(3)	966	(14)	798	(17)	1,764
Total debt securities available for sale	$(110)	$17,837	$(336)	$14,697	$(446)	$32,534
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(3)	$195	$(10)	$255	$(13)	$450
Residential mortgage-backed - Agency	(10)	3,167	(129)	6,168	(139)	9,335
Other debt	(12)	83	(8)	67	(20)	150
Total debt securities held to maturity	$(25)	$3,445	$(147)	$6,490	$(172)	$9,935
Evaluating Investment Securities for OTTI

For the securities in Table 47, as of June 30, 2018 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2017 Form 10-K. For those securities on our Consolidated Balance Sheet at June 30, 2018, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first six months of 2018 and 2017, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

The PNC Financial Services Group, Inc. – Form 10-Q    61

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 48: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2018	$5,218	$42	$(46)	$(4)	$(1)
2017	$3,526	$29	$(18)	$11	$4

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2018.
Table 49: Contractual Maturity of Debt Securities

June 30, 2018 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$263	$9,873	$5,720	$451	$16,307
Residential mortgage-backed
Agency	3	74	540	27,594	28,211
Non-agency				2,174	2,174
Commercial mortgage-backed
Agency	4	343	550	993	1,890
Non-agency			349	2,240	2,589
Asset-backed	43	2,005	2,110	1,252	5,410
Other debt	529	1,840	673	1,025	4,067
Total debt securities available for sale	$842	$14,135	$9,942	$35,729	$60,648
Fair value	$844	$14,002	$9,893	$35,536	$60,275
Weighted-average yield, GAAP basis	2.74%	2.18%	2.66%	3.12%	2.82%
Securities Held to Maturity
U.S. Treasury and government agencies			$481	$268	$749
Residential mortgage-backed
Agency		$72	417	15,637	16,126
Non-agency				159	159
Commercial mortgage-backed
Agency	$92	93	5	51	241
Non-agency				512	512
Asset-backed		13	100	78	191
Other debt	30	419	836	587	1,872
Total debt securities held to maturity	$122	$597	$1,839	$17,292	$19,850
Fair value	$122	$607	$1,872	$16,852	$19,453
Weighted-average yield, GAAP basis	3.96%	3.80%	3.51%	3.25%	3.29%
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At June 30, 2018, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA), that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $36.3 billion and fair value of $35.4 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 50: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2018	December 31 2017
Pledged to others	$8,074	$8,175
Accepted from others:
Permitted by contract or custom to sell or repledge	$738	$1,152
Permitted amount repledged to others	$734	$1,097
The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

62    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 51: Fair Value Measurements – Recurring Basis Summary

	June 30, 2018				December 31, 2017
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$763	$4	$767		$829	$3	$832
Commercial mortgage loans held for sale		377	91	468		723	107	830
Securities available for sale
U.S. Treasury and government agencies	$15,766	434		16,200	$14,088	433		14,521
Residential mortgage-backed
Agency		27,619		27,619		25,406		25,406
Non-agency		89	2,405	2,494		97	2,661	2,758
Commercial mortgage-backed
Agency		1,808		1,808		1,904		1,904
Non-agency		2,567		2,567		2,613		2,613
Asset-backed		5,153	308	5,461		5,065	332	5,397
Other debt		4,035	91	4,126		4,347	87	4,434
Total debt securities	15,766	41,705	2,804	60,275	14,088	39,865	3,080	57,033
Other (a)					524	61		585
Total securities available for sale	15,766	41,705	2,804	60,275	14,612	39,926	3,080	57,618
Loans		471	282	753		571	298	869
Equity investments (b)	672	59	1,167	2,115			1,036	1,265
Residential mortgage servicing rights			1,297	1,297			1,164	1,164
Commercial mortgage servicing rights			748	748			668	668
Trading securities (c)	1,370	1,700	2	3,072	1,243	1,670	2	2,915
Financial derivatives (c) (d)		1,876	16	1,892		2,864	10	2,874
Other assets	282	204	63	549	278	253	107	638
Total assets	$18,090	$47,155	$6,474	$71,936	$16,133	$46,836	$6,475	$69,673
Liabilities
Other borrowed funds	$479	$352	$7	$838	$1,079	$254	$11	$1,344
Financial derivatives (d) (e)		2,499	384	2,883		2,369	487	2,856
Other liabilities			47	47			33	33
Total liabilities	$479	$2,851	$438	$3,768	$1,079	$2,623	$531	$4,233

(a)
Prior period amounts included $.6 billion of available for sale securities, primarily money market funds, that were reclassified to equity investments on January 1, 2018 as the result of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional details on this adoption.

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

(d)
Amounts at June 30, 2018 and December 31, 2017 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    63

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2018 and 2017 follow:
Table 52: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Residential mortgage loans held for sale	$2				$1				$3	$(2)	$4
Commercial mortgage loans held for sale	92	$(1)									91	$(1)
Securities available for sale
Residential mortgage- backed non-agency	2,545	1		$5				$(146)			2,405
Asset-backed	321	1		(1)				(13)			308
Other debt	94			6	2			(11)			91
Total securities available for sale	2,960	2		10	2			(170)			2,804
Loans	302	3			18	$(2)		(25)	(2)	(12)	282	(1)
Equity investments	1,129	62			79	(103)					1,167	35
Residential mortgage servicing rights	1,256	40			38		$10	(47)			1,297	35
Commercial mortgage servicing rights	723	33			21		6	(35)			748	33
Trading securities	2										2
Financial derivatives	12	17			1			(14)			16	18
Other assets	68	(5)									63	(5)
Total assets	$6,546	$151		$10	$160	$(105)	$16	$(291)	$1	$(14)	$6,474	$114
Liabilities
Other borrowed funds	$9						$13	$(15)			$7
Financial derivatives	437	$(33)				$2		(22)			384	$(31)
Other liabilities	42	3					29	(27)			47	3
Total liabilities	$488	$(30)				$2	$42	$(64)			$438	$(28)
Net gains (losses)		$181	(c)									$142	(d)

64    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2017

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Jun. 30, 2017
Assets
Residential mortgage loans held for sale	$4				$4	$(1)			$3	$(5)	$5
Commercial mortgage loans held for sale	581	$28				(743)	$1,144	$(28)			982
Securities available for sale
Residential mortgage- backed non-agency	3,096	24		$51				(207)			2,964
Commercial mortgage- backed non-agency		12				(12)
Asset-backed	366	4		11				(20)			361
Other debt	75			3	1			(1)			78
Total securities available for sale	3,537	40		65	1	(12)		(228)			3,403
Loans	323	(6)			18	(15)		(18)	4	(16)	290	$(8)
Equity investments	1,106	61			44	(224)					987	22
Residential mortgage servicing rights	1,261	(48)			71		11	(46)			1,249	(42)
Commercial mortgage servicing rights	606	1			21		17	(27)			618
Trading securities	2										2
Financial derivatives	24	18			2			(22)			22	16
Other assets	82	7									89	8
Total assets	$7,526	$101		$65	$161	$(995)	$1,172	$(369)	$7	$(21)	$7,647	$(4)
Liabilities
Other borrowed funds	$7						$16	$(15)			$8
Financial derivatives	254	$9						(15)			248	$12
Other liabilities	31	3					72	(73)			33	3
Total liabilities	$292	$12					$88	$(103)			$289	$15
Net gains (losses)		$89	(c)									$(19)	(d)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    65

(continued from previous page)

Six Months Ended June 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Residential mortgage loans held for sale	$3				$2	$(1)			$5	$(5)	$4
Commercial mortgage loans held for sale	107	$(1)						$(15)			91	$(1)
Securities available for sale
Residential mortgage- backed non-agency	2,661	20		$8				(284)			2,405
Asset-backed	332			4				(28)			308
Other debt	87	5		7	4			(12)			91
Total securities available for sale	3,080	25		19	4			(324)			2,804
Loans	298	5			55	(9)		(43)		(24)	282	$1
Equity investments	1,036	88			161	(118)					1,167	60
Residential mortgage servicing rights	1,164	147			47		$23	(84)			1,297	140
Commercial mortgage servicing rights	668	81			44		23	(68)			748	81
Trading securities	2										2
Financial derivatives	10	24			2			(20)			16	27
Other assets	107	(2)						(42)			63	(2)
Total assets	$6,475	$367		$19	$315	$(128)	$46	$(596)	$5	$(29)	$6,474	$306
Liabilities
Other borrowed funds	$11						$32	$(36)			$7
Financial derivatives	487	$(23)				$5		(85)			384	$(26)
Other liabilities	33	5			$12		34	(37)			47	5
Total liabilities	$531	$(18)			$12	$5	$66	$(158)			$438	$(21)
Net gains (losses)		$385	(c)									$327	(d)

66    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Jun. 30, 2017
Assets
Residential mortgage loans held for sale	$2				$6	$(1)			$5	$(7)		$5
Commercial mortgage loans held for sale	1,400	$37				(2,360)	$1,945	$(40)				982
Securities available for sale
Residential mortgage- backed non-agency	3,254	50		$69				(409)				2,964	$(1)
Commercial mortgage- backed non-agency		12				(12)
Asset-backed	403	8		15		(25)		(40)				361
Other debt	66			12	2	(1)		(1)				78
Total securities available for sale	3,723	70		96	2	(38)		(450)				3,403	(1)
Loans	335	(5)			40	(19)		(37)	6	(30)		290	(7)
Equity investments	1,331	157			81	(399)				(183)	(e)	987	88
Residential mortgage servicing rights	1,182	(30)			154		28	(85)				1,249	(29)
Commercial mortgage servicing rights	576	14			34		46	(52)				618
Trading securities	2											2
Financial derivatives	40	17			2			(37)				22	35
Other assets	239	5						(155)				89	6
Total assets	$8,830	$265		$96	$319	$(2,817)	$2,019	$(856)	$11	$(220)		$7,647	$92
Liabilities
Other borrowed funds	$10						$35	$(37)				$8
Financial derivatives	414	$18				$2		(186)				248	$34
Other liabilities	9	19					149	(144)				33	19
Total liabilities	$433	$37				$2	$184	$(367)				$289	$53
Net gains (losses)		$228	(c)										$39	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q    67

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 53: Fair Value Measurements – Recurring Quantitative Information

June 30, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$91	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,650bps (1,109bps)
Residential mortgage-backed non-agency securities	2,405	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 33.0% (10.6%)
			Constant default rate (CDR)	0.0% - 17.8% (5.5%)
			Loss severity	10.0% - 95.7% (50.0%)
			Spread over the benchmark curve (a)	184bps weighted-average
Asset-backed securities	308	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 19.0% (8.5%)
			Constant default rate (CDR)	1.0% - 9.3% (4.2%)
			Loss severity	15.0% - 100.0% (66.4%)
			Spread over the benchmark curve (a)	126bps weighted-average
Loans	136	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (18.0%)
			Discount rate	5.5% - 8.3% (5.9%)
	92	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.6% weighted-average
	54	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (62.0%)
Equity investments	1,167	Multiple of adjusted earnings	Multiple of earnings	5.0x - 29.7x (9.0x)
Residential mortgage servicing rights	1,297	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 44.4% (8.4%)
			Spread over the benchmark curve (a)	429bps - 1,795bps (828bps)
Commercial mortgage servicing rights	748	Discounted cash flow	Constant prepayment rate (CPR)	6.5% - 14.4% (7.5%)
			Discount rate	6.9% - 8.7% (8.5%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(314)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.5% weighted-average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	52
Total Level 3 assets, net of liabilities (d)	$6,036

68    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$107	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,470bps (1020bps)
Residential mortgage-backed non-agency securities	2,661	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 31.6% (10.8%)
			Constant default rate (CDR)	0.1% - 18.8% (5.4%)
			Loss severity	15.0% - 100.0% (51.5%)
			Spread over the benchmark curve (a)	190bps weighted-average
Asset-backed securities	332	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate (CPR)	1.0% - 19.0% (7.9%)
			Constant default rate (CDR)	2.0% - 11.8% (5.4%)
			Loss severity	15.0% - 100.0% (68.5%)
			Spread over the benchmark curve (a)	179bps weighted-average
Loans	133	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (20.6%)
			Discount rate	5.5% - 8.0% (5.7%)
	104	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.9% weighted-average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,036	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.3x)
Residential mortgage servicing rights	1,164	Discounted cash flow	Constant prepayment rate (CPR)	0.0% - 36.7% (10.0%)
			Spread over the benchmark curve (a)	390bps - 1,839bps (830bps)
Commercial mortgage servicing rights	668	Discounted cash flow	Constant prepayment rate (CPR)	7.7% - 14.2% (8.5%)
			Discount rate	6.4% - 7.9% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(380)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted-average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	58
Total Level 3 assets, net of liabilities (d)	$5,944

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $6.5 billion and total Level 3 liabilities of $.4 billion as of June 30, 2018 and $6.4 billion and $.5 billion as of December 31, 2017, respectively.

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
Table 54: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2018	December 31 2017	June 30 2018	June 30 2017	June 30 2018	June 30 2017
Assets
Nonaccrual loans	$123	$100	$(15)	$(23)	$(33)	$(23)
OREO and foreclosed assets	44	70	(3)	(5)	(2)	(8)
Long-lived assets	9	80	(6)	(5)	(6)	(8)
Total assets	$176	$250	$(24)	$(33)	$(41)	$(39)

(a)	All Level 3 as of June 30, 2018 and December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    69

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows:
Table 55: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only In millions	Fair Value	Valuation Techniques	Unobservable Inputs
June 30, 2018
Assets
Nonaccrual loans	$123	Fair value of property or collateral	Appraised value/sales price
OREO and foreclosed assets	44	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	9	Fair value of property or collateral	Appraised value/sales price
Total assets	$176
December 31, 2017
Assets
Nonaccrual loans	$100	Fair value of property or collateral	Appraised value/sales price
OREO and foreclosed assets	70	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	47	Fair value of property or collateral	Appraised value/sales price
	20	Fair value of property or collateral	Broker opinion
	13	Fair value of property or collateral	Projected income/required improvement costs
Total assets	$250

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2017 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 56: Fair Value Option – Fair Value and Principal Balances

	June 30, 2018			December 31, 2017
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$758	$738	$20	$822	$796	$26
Accruing loans 90 days or more past due	2	2		3	3
Nonaccrual loans	7	8	(1)	7	8	(1)
Total	$767	$748	$19	$832	$807	$25
Commercial mortgage loans held for sale (a)
Performing loans	$467	$485	$(18)	$828	$842	$(14)
Nonaccrual loans	1	2	(1)	2	3	(1)
Total	$468	$487	$(19)	$830	$845	$(15)
Residential mortgage loans
Performing loans	$255	$281	$(26)	$251	$280	$(29)
Accruing loans 90 days or more past due	315	325	(10)	421	431	(10)
Nonaccrual loans	183	298	(115)	197	317	(120)
Total	$753	$904	$(151)	$869	$1,028	$(159)
Other assets	$171	$181	$(10)	$216	$212	$4
Liabilities
Other borrowed funds	$60	$61	$(1)	$84	$85	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2018 or December 31, 2017.

70    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:
Table 57: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2018	2017	2018	2017
Assets
Residential mortgage loans held for sale	$8	$32	$12	$62
Commercial mortgage loans held for sale	$11	$25	$25	$43
Residential mortgage loans	$7	$7	$10	$11
Other assets	$(21)	$13	$(10)	$20
Liabilities
Other liabilities	$(3)	$(3)	$(5)	$(19)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2018 and December 31, 2017.

Table 58: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets
Cash and due from banks	$5,425	$5,425	$5,425
Interest-earning deposits with banks	21,972	21,972		$21,972
Securities held to maturity	19,850	19,453	744	18,565	$144
Net loans (excludes leases)	212,199	212,762			212,762
Other assets	4,816	4,816		4,814	2
Total assets	$264,262	$264,428	$6,169	$45,351	$212,908
Liabilities
Time deposits (a)	$17,240	$16,914		$16,914
Borrowed funds	58,384	58,937		57,127	$1,810
Unfunded loan commitments and letters of credit	289	289			289
Other liabilities	421	421		421
Total liabilities	$76,334	$76,561		$74,462	$2,099
December 31, 2017
Assets
Cash and due from banks	$5,249	$5,249	$5,249
Interest-earning deposits with banks	28,595	28,595		$28,595
Securities held to maturity	18,513	18,565	765	17,658	$142
Net loans (excludes leases)	209,044	211,175			211,175
Other assets	6,078	6,736		5,949	787
Total assets	$267,479	$270,320	$6,014	$52,202	$212,104
Liabilities
Deposits	$265,053	$264,854		$264,854
Borrowed funds	57,744	58,503		56,853	$1,650
Unfunded loan commitments and letters of credit	297	297			297
Other liabilities	399	399		399
Total liabilities	$323,493	$324,053		$322,106	$1,947

(a)
The amount at June 30, 2018 excludes deposit liabilities with no defined or contractual maturities in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional details on this adoption.

The PNC Financial Services Group, Inc. – Form 10-Q    71

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
The balance of equity securities without a readily determinable fair value that apply the alternative measurement approach to fair value was $.1 billion at both June 30, 2018 and December 31, 2017. Impairment taken on those equity securities was immaterial during the first six months of 2018.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 58, see Note 6 Fair Value in our 2017 Form 10-K.

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2017 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $2.0 billion and $1.8 billion at June 30, 2018 and December 31, 2017, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in the commercial and residential MSRs follow:

Table 59: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2018	2017	2018	2017
January 1	$668	$576	$1,164	$1,182
Additions:
From loans sold with servicing retained	23	46	23	28
Purchases	44	34	47	154
Changes in fair value due to:
Time and payoffs (a)	(68)	(52)	(84)	(85)
Other (b)	81	14	147	(30)
June 30	$748	$618	$1,297	$1,249
Related unpaid principal balance at June 30	$174,589	$147,531	$124,325	$131,060
Servicing advances at June 30	$212	$239	$158	$218

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2018 are shown in Tables 60 and 61. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 60: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2018	December 31 2017
Fair value	$748	$668
Weighted-average life (years)	4.1	4.4
Weighted-average constant prepayment rate	7.46%	8.51%
Decline in fair value from 10% adverse change	$10	$12
Decline in fair value from 20% adverse change	$21	$23
Effective discount rate	8.48%	7.81%
Decline in fair value from 10% adverse change	$21	$18
Decline in fair value from 20% adverse change	$41	$36

The PNC Financial Services Group, Inc. – Form 10-Q    73

Table 61: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2018		December 31 2017
Fair value	$1,297		$1,164
Weighted-average life (years)	7.1		6.4
Weighted-average constant prepayment rate	8.43%		10.04%
Decline in fair value from 10% adverse change	$39		$44
Decline in fair value from 20% adverse change	$75		$85
Weighted-average option adjusted spread	828	bps	830	bps
Decline in fair value from 10% adverse change	$39		$35
Decline in fair value from 20% adverse change	$75		$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended June 30, 2018 and 2017 and $.2 billion for both the six months ended June 30, 2018 and 2017. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

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

The components of our net periodic benefit cost for the three and six months ended June 30, 2018 and 2017, respectively, were as follows:

Table 62: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended June 30 In millions	2018	2017	2018	2017	2018	2017
Net periodic cost consists of:
Service cost	$30	$25			$1	$1
Interest cost	42	44	$3	$3	3	3
Expected return on plan assets	(77)	(71)			(2)	(1)
Amortization of prior service credit	1	(1)				(1)
Amortization of actuarial losses		10	1	1
Net periodic cost/(benefit)	$(4)	$7	$4	$4	$2	$2

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Six months ended June 30 In millions	2018	2017	2018	2017	2018	2017
Net periodic cost consists of:
Service cost	$58	$51	$1	$1	$2	$2
Interest cost	85	89	5	6	6	7
Expected return on plan assets	(153)	(142)			(3)	(2)
Amortization of prior service credit	1	(2)				(1)
Amortization of actuarial losses		22	2	2
Net periodic cost/(benefit)	$(9)	$18	$8	$9	$5	$6

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

74    The PNC Financial Services Group, Inc. – Form 10-Q

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2017 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 63: Total Gross Derivatives

	June 30, 2018			December 31, 2017
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$32,612	$14	$13	$34,059	$114	$94
Cash flow hedges	21,802	4		23,875	60	6
Foreign exchange contracts:
Net investment hedges	1,049	19		1,060		11
Total derivatives designated for hedging under GAAP	$55,463	$37	$13	$58,994	$174	$111
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$69,325		$4	$48,335	$162	$42
Futures (e)	53,525			47,494
Mortgage-backed commitments	6,808	$30	17	8,999	19	9
Other	6,310	13		2,530	11	2
Subtotal	135,968	43	21	107,358	192	53
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	218,121	1,140	1,875	194,042	2,079	1,772
Futures (e)	3,801			3,453
Mortgage-backed commitments	2,582	7	4	2,228	2	2
Other	21,073	69	65	17,775	75	36
Subtotal	245,577	1,216	1,944	217,498	2,156	1,810
Foreign exchange contracts and other	29,225	532	517	27,330	349	332
Subtotal	274,802	1,748	2,461	244,828	2,505	2,142
Derivatives used for other risk management activities:
Foreign exchange contracts and other (f)	8,431	64	388	7,445	3	550
Total derivatives not designated for hedging under GAAP	$419,201	$1,855	$2,870	$359,631	$2,700	$2,745
Total gross derivatives	$474,664	$1,892	$2,883	$418,625	$2,874	$2,856
Less: Impact of legally enforceable master netting agreements		742	742		1,054	1,054
Less: Cash collateral received/paid		92	723		636	763
Total derivatives		$1,058	$1,418		$1,184	$1,039

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

(f)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    75

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section of this Note 9. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Exchange-traded and over-the-counter cleared derivative instruments are typically settled in cash each day based on the prior day value. In the first quarter of 2018, we changed our presentation for variation margin related to derivative instruments cleared through a central clearinghouse as a result of changes made by that clearinghouse to its rules governing such instruments with its counterparties. This variation margin is now recorded as a settlement payment instead of collateral. The impact at June 30, 2018 was a reduction of gross derivative assets and gross derivative liabilities of $1.7 billion and $.5 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 67 for more information.

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

Cash Flow Hedges
We enter into receive-fixed, pay-variable interest rate swaps to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. For these cash flow hedges, gains and losses on the interest rate swaps and forward contracts are recorded in AOCI and are then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line as the hedged cash flows.

In the 12 months that follow June 30, 2018, we expect to reclassify net derivative losses of $12 million pretax, or $10 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2018. As of June 30, 2018, the maximum length of time over which forecasted transactions are hedged is seven years.

The amount of cash flow hedge ineffectiveness recognized in income was not significant for the 2017 period presented.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the net gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 64: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2018
Total amounts on the Consolidated Income Statement	$2,345	$557	$408	$334
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(24)	$100
Derivatives		$27	$(125)
Amounts related to interest settlements on derivatives		$1	$7
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$11	$3		$5
For the three months ended June 30, 2017
Total amounts on the Consolidated Income Statement	$2,040	$495	$273	$304
Gains (losses) on fair value hedges recognized on:
Hedged items		$33	$(75)
Derivatives		$(34)	$67
Amounts related to interest settlements on derivatives		$(10)	$61
Gains (losses) on cash flow hedges - interest rate contracts (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$44	$5
For the six months ended June 30, 2018
Total amounts on the Consolidated Income Statement	$4,573	$1,069	$752	$579
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(114)	$470
Derivatives		$119	$(495)
Amounts related to interest settlements on derivatives		$(2)	$33
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$37	$7		$7
For the six months ended June 30, 2017
Total amounts on the Consolidated Income Statement	$3,944	$988	$513	$605
Gains (losses) on fair value hedges recognized on:
Hedged items		$12	$11
Derivatives		$(12)	$(28)
Amounts related to interest settlements on derivatives		$(25)	$137
Gains (losses) on cash flow hedges - interest rate contracts (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$90	$11		$3

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 65: Hedged Items - Fair Value Hedges

	June 30, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - Available for Sale (b)	$7,125	$(199)
Borrowed funds	$27,818	$(580)

(a)	Includes $.5 billion of fair value hedge adjustments primarily related to borrowed funds discontinued relationships.

(b)	Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first three and six months of 2017 there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI were net gains of $69 million and $30 million for the three and six months ended June 30, 2018, respectively, compared with net losses of $36 million and $50 million for the three and six months ended June 30, 2017, respectively.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP see Note 13 Financial Derivatives in our 2017 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 66: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(18)	$80	$(132)	$73
Derivatives used for customer-related activities:
Interest rate contracts	25	19	81	53
Foreign exchange contracts and other	13	40	57	72
Gains (losses) from customer-related activities (b)	38	59	138	125
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b) (c)	147	(106)	130	(156)
Total gains (losses) from derivatives not designated as hedging instruments	$167	$33	$136	$42

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Included in Other noninterest income on our Consolidated Income Statement.

(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

Table 67 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2018 and December 31, 2017. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held / (Pledged) Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$15			$15			$15
Exchange-traded	1			1			1
Over-the-counter	1,261	$467	$81	713		$20	693
Foreign exchange and other contracts	615	275	11	329			329
Total derivative assets	$1,892	$742	$92	$1,058	(b)	$20	$1,038
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$12			$12			$12
Over-the-counter	1,966	$591	$482	893			893
Foreign exchange and other contracts	905	151	241	513			513
Total derivative liabilities	$2,883	$742	$723	$1,418	(c)		$1,418
December 31, 2017
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$827	$251	$567	$9			$9
Over-the-counter	1,695	668	67	960		$32	928
Foreign exchange and other contracts	352	135	2	215			215
Total derivative assets	$2,874	$1,054	$636	$1,184	(b)	$32	$1,152
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$260	$251		$9			$9
Over-the-counter	1,703	662	669	372			372
Foreign exchange and other contracts	893	141	94	658			658
Total derivative liabilities	$2,856	$1,054	$763	$1,039	(c)		$1,039

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

At June 30, 2018, we held cash, U.S. government securities and mortgage-backed securities totaling $.2 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for

The PNC Financial Services Group, Inc. – Form 10-Q    79

cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2018 was $2.0 billion for which we had posted collateral of $.8 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2018 would be $1.2 billion.

NOTE 10 EARNINGS PER SHARE

Table 68: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2018	2017	2018	2017
Basic
Net income	$1,356	$1,097	$2,595	$2,171
Less:
Net income attributable to noncontrolling interests	10	10	20	27
Preferred stock dividends	55	55	118	118
Preferred discount accretion and redemptions	1	2	2	23
Net income attributable to common shares	1,290	1,030	2,455	2,003
Less:
Dividends and undistributed earnings allocated to participating securities	5	4	10	10
Net income attributable to basic common shares	$1,285	$1,026	$2,445	$1,993
Basic weighted-average common shares outstanding	469	484	471	486
Basic earnings per common share (a)	$2.74	$2.12	$5.19	$4.10
Diluted
Net income attributable to basic common shares	$1,285	$1,026	$2,445	$1,993
Less: Impact of BlackRock earnings per share dilution	3	1	5	5
Net income attributable to diluted common shares	$1,282	$1,025	$2,440	$1,988
Basic weighted-average common shares outstanding	469	484	471	486
Dilutive potential common shares	3	4	3	5
Diluted weighted-average common shares outstanding	472	488	474	491
Diluted earnings per common share (a)	$2.72	$2.10	$5.15	$4.05

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the six months ended June 30, 2018 and 2017 follows:
Table 69: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					2,144			27	2,171
Other comprehensive income (loss), net of tax						167			167
Cash dividends declared
Common ($1.10 per share)					(540)				(540)
Preferred					(118)				(118)
Preferred stock discount accretion			4		(4)
Redemption of noncontrolling interests (a)					(19)			(981)	(1,000)
Common stock activity (b)		1		9					10
Treasury stock activity	(5)			(232)			(921)		(1,153)
Other				(106)				(100)	(206)
Balance at June 30, 2017 (c)	480	$2,710	$3,981	$12,345	$33,133	$(98)	$(5,987)	$101	$46,185
Balance at December 31, 2017	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (d)					(22)	6			(16)
Balance at January 1, 2018	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					2,575			20	2,595
Other comprehensive income (loss), net of tax						(798)			(798)
Cash dividends declared
Common ($1.50 per share)					(713)				(713)
Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity (b)				9					9
Treasury stock activity	(8)			(26)			(1,413)		(1,439)
Other				(109)				(21)	(130)
Balance at June 30, 2018 (c)	465	$2,710	$3,987	$12,263	$37,201	$(940)	$(8,317)	$71	$46,975

(a)	See Note 15 Equity in our 2017 Form 10-K for additional information on the redemption of Perpetual Trust Securities.

(b)	Common stock activity totaled less than .5 million shares issued.

(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(d)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on the adoption of these ASUs.

Warrants

We had 2.1 million and 3.5 million warrants outstanding at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.157 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

On July 5, 2018, PNC declared a quarterly common stock dividend of $.95 per share to shareholders of record as of July 17, 2018. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.157 to $67.016 per share on July 17, 2018 and the warrant share number remained 1.00.

The PNC Financial Services Group, Inc. – Form 10-Q    81

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:
Table 70: Other Comprehensive Income

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(161)	$169	$(806)	$236
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	2	5	6	10
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(8)	13	(11)	6
Net increase (decrease), pre-tax	(155)	151	(801)	220
Effect of income taxes	36	(58)	186	(83)
Net increase (decrease), after-tax	(119)	93	(615)	137
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	3	61	17	98
Less: OTTI losses realized on securities reclassified to noninterest income		(1)		(1)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income				2
Net increase (decrease), pre-tax	3	62	17	97
Effect of income taxes	(1)	(24)	(5)	(37)
Net increase (decrease), after-tax	2	38	12	60
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(94)	39	(255)	17
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	11	44	37	90
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	5	7	11
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	5		7	3
Net increase (decrease), pre-tax	(113)	(10)	(306)	(87)
Effect of income taxes	26	4	70	32
Net increase (decrease), after-tax	(87)	(6)	(236)	(55)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	5	36	66	(38)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	11	2	24
Amortization of prior service cost (credit) reclassified to other noninterest expense		(2)	1	(3)
Net increase (decrease), pre-tax	6	45	69	(17)
Effect of income taxes	(1)	(17)	(16)	6
Net increase (decrease), after-tax	5	28	53	(11)
Other
PNC’s portion of BlackRock’s OCI	(37)	20	(15)	22
Net investment hedge derivatives	69	(36)	30	(50)
Foreign currency translation adjustments and other	(67)	38	(23)	54
Net increase (decrease), pre-tax	(35)	22	(8)	26
Effect of income taxes	(7)	6	(4)	10
Net increase (decrease), after-tax	(42)	28	(12)	36
Total other comprehensive income, pre-tax	(294)	270	(1,029)	239
Total other comprehensive income, tax effect	53	(89)	231	(72)
Total other comprehensive income, after-tax	$(241)	$181	$(798)	$167

82    The PNC Financial Services Group, Inc. – Form 10-Q

Table 71: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at March 31, 2017	$96	$128	$284	$(592)	$(195)	$(279)
Net activity	93	38	(6)	28	28	181
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)
Balance at March 31, 2018	$(375)	$225	$35	$(494)	$(90)	$(699)
Net activity	(119)	2	(87)	5	(42)	(241)
Balance at June 30, 2018	$(494)	$227	$(52)	$(489)	$(132)	$(940)
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	137	60	(55)	(11)	36	167
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(615)	12	(236)	53	(12)	(798)
Balance at June 30, 2018	$(494)	$227	$(52)	$(489)	$(132)	$(940)

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2017 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first quarter 2018 Form 10-Q (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2018, we estimate that it is reasonably possible that we could incur losses in an aggregate amount of up to approximately $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

Interchange Litigation

In June 2018, with respect to the antitrust lawsuits that have been consolidated for pretrial proceedings in the district court under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-JG-JO), the relevant parties reached an agreement in principle to resolve the claims of the class seeking damages. The parties are now negotiating the terms of a formal class settlement agreement, which would be subject to court approval.

Captive Mortgage Reinsurance Litigation

In December 2011, a lawsuit (White, et al. v. The PNC Financial Services Group, Inc., et al. (Civil Action No. 11-7928)) was filed against PNC (as successor in interest to National City Corporation and several of its subsidiaries) and several mortgage insurance companies in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit, which was brought as a class action, alleged that National City structured its program of reinsurance of private mortgage insurance in such a way as to avoid a true transfer of risk from the mortgage insurers to National City’s captive reinsurer. The plaintiffs alleged that the payments from the mortgage insurers to the captive reinsurer constitute kickbacks, referral payments, or unearned fee splits prohibited under the Real Estate Settlement Procedures Act (RESPA), as well as common law unjust enrichment. The plaintiffs claimed, among other things, that from the beginning of 2004 until the end of 2010 National City’s captive reinsurer collected from the mortgage insurance company defendants at least $219 million as its share of borrowers’ private mortgage insurance premiums and that its share of paid claims during this period was approximately $12 million. The plaintiffs sought to certify a nationwide class of all persons who obtained residential mortgage loans originated, funded or originated through correspondent lending by National City or any of its subsidiaries or affiliates between January 1, 2004 and the present and, in connection with these mortgage loans, purchased private mortgage insurance and whose residential mortgage loans were included within National City’s captive mortgage reinsurance arrangements. Plaintiffs sought, among other things, statutory damages under RESPA (which include treble damages), restitution of reinsurance premiums collected, disgorgement of profits, and attorneys’ fees.

As of July 2013, the plaintiffs had filed two amended complaints. In March 2015, the parties stipulated to, and the court ordered, a stay of all proceedings pending the outcome of another matter then on appeal before the U.S. Court of Appeals for the Third Circuit that also involves overlapping issues. In February 2016, the court of appeals in the other matter issued a decision favorable to our position. In September 2016, the plaintiffs moved to lift the stay and for permission to file a Third Amended Class Action Complaint to add claims under the Racketeer Influenced and Corrupt Organizations Act (RICO) and to assert that the RESPA claim is not barred by the statute of limitations under the “continuing violations doctrine” because every acceptance of a reinsurance premium is a new occurrence for these purposes. In January 2017, the court denied the plaintiffs’ motion to amend to add a RICO claim, but granted their motion permitting them to rely on the continuing violations doctrine to assert claims under RESPA.

In July 2018, the parties entered into a final agreement settling the case, following which the case was dismissed. The financial impact of the settlement was not material to PNC.

Mortgage Foreclosure False Claims Act Lawsuit

In June 2018, the United States District Court for the Southern District of New York dismissed all claims against PNC Bank in the matter pending under the caption United States ex rel. Grubea v. Rosicki, Rosicki & Associates, P.C., et al. (12 Civ. 7199 (JSR)).

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

84    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2018 and December 31, 2017, respectively.
Table 72: Commitments to Extend Credit and Other Commitments

In millions	June 30 2018	December 31 2017
Commitments to extend credit
Total commercial lending	$118,354	$112,125
Home equity lines of credit	16,756	17,852
Credit card	26,413	24,911
Other	4,876	4,753
Total commitments to extend credit	166,399	159,641
Net outstanding standby letters of credit (a)	8,269	8,651
Reinsurance agreements (b)	1,605	1,654
Standby bond purchase agreements (c)	991	843
Other commitments (d)	1,146	1,732
Total commitments to extend credit and other commitments	$178,410	$172,521

(a)	Net outstanding standby letters of credit include $3.0 billion and $3.5 billion at June 30, 2018 and December 31, 2017, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of June 30, 2018, the aggregate maximum exposure amount comprised $1.4 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2017 were $1.5 billion and $.2 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both June 30, 2018 and December 31, 2017.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third-parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 89% and 91% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2018 and December 31, 2017, respectively, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third-party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2018 had terms ranging from less than one year to seven years.

As of June 30, 2018, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at June 30, 2018 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    85

NOTE 14 SEGMENT REPORTING

We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At June 30, 2018, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $201 million and $177 million during the first six months of 2018 and 2017, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    87

Table 73: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$1,277	$877	$72		$187	$2,413
Noninterest income	678	635	222	$232	144	1,911
Total revenue	1,955	1,512	294	232	331	4,324
Provision for credit losses (benefit)	72	15	7		(14)	80
Depreciation and amortization	47	45	13		132	237
Other noninterest expense	1,403	594	210		140	2,347
Income before income taxes and noncontrolling interests	433	858	64	232	73	1,660
Income taxes (benefit)	103	183	15	37	(34)	304
Net income	$330	$675	$49	$195	$107	$1,356
Average Assets (b)	$89,021	$153,619	$7,469	$7,811	$117,707	$375,627
2017
Income Statement
Net interest income	$1,139	$853	$73		$193	$2,258
Noninterest income	645	588	217	$186	166	1,802
Total revenue	1,784	1,441	290	186	359	4,060
Provision for credit losses (benefit)	50	87	(7)		(32)	98
Depreciation and amortization	47	54	14		128	243
Other noninterest expense	1,323	548	201		164	2,236
Income before income taxes and noncontrolling interests	364	752	82	186	99	1,483
Income taxes (benefit)	134	234	30	42	(54)	386
Net income	$230	$518	$52	$144	$153	$1,097
Average Assets (b)	$88,671	$148,267	$7,516	$7,132	$118,716	$370,302

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$2,495	$1,738	$146		$395	$4,774
Noninterest income	1,313	1,182	448	$467	251	3,661
Total revenue	3,808	2,920	594	467	646	8,435
Provision for credit losses (benefit)	141	56			(25)	172
Depreciation and amortization	92	93	25		260	470
Other noninterest expense	2,753	1,172	416		300	4,641
Income before income taxes and noncontrolling interests	822	1,599	153	467	111	3,152
Income taxes (benefit)	196	340	36	75	(90)	557
Net income	$626	$1,259	$117	$392	$201	$2,595
Average Assets (b)	$88,879	$152,769	$7,484	$7,811	$119,006	$375,949
2017
Income Statement
Net interest income	$2,259	$1,655	$144		$360	$4,418
Noninterest income	1,248	1,112	435	$372	359	3,526
Total revenue	3,507	2,767	579	372	719	7,944
Provision for credit losses (benefit)	121	112	(9)		(38)	186
Depreciation and amortization	89	90	25		253	457
Other noninterest expense	2,596	1,096	407		325	4,424
Income before income taxes and noncontrolling interests	701	1,469	156	372	179	2,877
Income taxes (benefit)	258	467	57	83	(159)	706
Net income	$443	$1,002	$99	$289	$338	$2,171
Average Assets (b)	$88,559	$145,445	$7,517	$7,132	$119,717	$368,370

(a)	There were no material intersegment revenues for the three and six months ended June 30, 2018 and 2017.

(b)	Period-end balances for BlackRock.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
A subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606). The objective of the standard is to clarify the principles for recognizing revenue from contracts with customers across all industries and to develop a common revenue standard under GAAP. The standard requires the application of a five-step recognition model to contracts, allocating the amount of consideration we expect to be entitled to across distinct promises in the contract, called performance obligations, and recognizing revenue when or as those services are transferred to the customer.
Fee-based revenue within the scope of Topic 606 is recognized within three of our reportable business segments, Retail Banking, Corporate & Institutional Banking (C&IB) and Asset Management Group. Income recognized from our investment in BlackRock, also a reportable segment, is outside of the scope of the standard. Topic 606 also excludes interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets.
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products follows each table.
Table 74: Retail Banking Noninterest Income Disaggregation

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Product
Deposit account fees	$145	$289
Debit card fees	127	244
Brokerage fees	88	174
Merchant services	55	102
Net credit card fees (a)	49	94
Other	73	143
Total in-scope noninterest income by product	$537	$1,046
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$537	$1,046
Total out-of-scope noninterest income (b)	141	267
Total Retail Banking noninterest income	$678	$1,313

(a)
Net credit card fees consists of interchange fees of $115 million and $217 million and credit card reward costs of $66 million and $123 million for the three and six months ended June 30, 2018, respectively.

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
Brokerage Fees
Retail Banking earns fee revenue by providing its customers a wide range of investment options through its brokerage services including mutual funds, annuities, stocks, bonds, long-term care and insurance products, and managed accounts. We earn fee revenue for transaction-based brokerage services, such as the execution of market trades, once the transaction has been completed as of the trade date. In other cases, such as investment management services, we earn fee revenue over the term of the customer contract.
Merchant Services
Retail Banking earns fee revenue for debit and credit card processing services. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant's customers make purchases.

The PNC Financial Services Group, Inc. – Form 10-Q    89

Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.
Table 75: Corporate & Institutional Banking Noninterest Income Disaggregation

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Product
Treasury management fees	$197	$382
Capital markets fees	135	250
Commercial mortgage banking activities	21	42
Other	19	35
Total in-scope noninterest income by product	$372	$709
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$372	$709
Total out-of-scope noninterest income (a)	263	473
Total Corporate & Institutional Banking noninterest income	$635	$1,182

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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
Table 76: Asset Management Group Noninterest Income Disaggregation

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Customer Type
Personal	$152	$306
Institutional	68	136
Total in-scope noninterest income by customer type	$220	$442
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$220	$442
Total out-of-scope noninterest income (a)	2	6
Total Asset Management Group noninterest income	$222	$448

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Asset Management Services
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement administration services. We recognize fee revenue over the term of the customer contract based on the value of assets under management at a point in time.
NOTE 16 SUBSEQUENT EVENTS

On July 26, 2018, PNC Bank issued $750 million of subordinated notes with a maturity date of July 26, 2028. Interest is paid semi-annually at a fixed rate of 4.05% per annum on January 26 and July 26 of each year, beginning on January 26, 2019.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$25,986	$343	2.64%	$26,122	$332	2.54%
Non-agency	2,334	73	6.25%	3,037	85	5.59%
Commercial mortgage-backed	4,491	62	2.76%	5,705	70	2.45%
Asset-backed	5,160	77	2.99%	5,927	74	2.49%
U.S. Treasury and government agencies	15,017	164	2.17%	12,990	112	1.72%
Other	4,172	75	3.61%	5,193	78	3.00%
Total securities available for sale	57,160	794	2.77%	58,974	751	2.54%
Securities held to maturity
Residential mortgage-backed	15,216	218	2.86%	12,323	173	2.80%
Commercial mortgage-backed	854	16	3.74%	1,425	27	3.89%
Asset-backed	196	3	3.19%	523	6	2.28%
U.S. Treasury and government agencies	745	10	2.82%	531	8	3.09%
Other	1,904	42	4.42%	2,024	54	5.31%
Total securities held to maturity	18,915	289	3.06%	16,826	268	3.19%
Total investment securities	76,075	1,083	2.85%	75,800	1,019	2.69%
Loans
Commercial	112,411	2,180	3.86%	105,024	1,767	3.35%
Commercial real estate	28,894	571	3.93%	29,418	500	3.38%
Equipment lease financing	7,670	131	3.43%	7,550	132	3.49%
Consumer	55,487	1,353	4.92%	56,591	1,261	4.49%
Residential real estate	17,437	382	4.38%	15,741	358	4.55%
Total loans	221,899	4,617	4.16%	214,324	4,018	3.75%
Interest-earning deposits with banks	23,329	191	1.64%	23,363	107.92%
Other interest-earning assets	7,402	167	4.52%	9,076	156	3.46%
Total interest-earning assets/interest income	328,705	6,058	3.68%	322,563	5,300	3.29%
Noninterest-earning assets	47,244			45,807
Total assets	$375,949			$368,370
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$57,355	167.59%		$63,034	83.27%
Demand	60,017	68.23%		57,157	31.11%
Savings	49,791	162.65%		40,620	88.44%
Time deposits	16,737	77.93%		17,136	61.71%
Total interest-bearing deposits	183,900	474.52%		177,947	263.30%
Borrowed funds
Federal Home Loan Bank borrowings	20,839	209	2.00%	20,410	119	1.16%
Bank notes and senior debt	28,887	390	2.69%	23,910	232	1.93%
Subordinated debt	5,016	105	4.20%	6,854	123	3.57%
Other	4,558	48	2.01%	5,067	39	1.54%
Total borrowed funds	59,300	752	2.52%	56,241	513	1.82%
Total interest-bearing liabilities/interest expense	243,200	1,226	1.01%	234,188	776.66%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,925			77,710
Accrued expenses and other liabilities	9,031			10,258
Equity	46,793			46,214
Total liabilities and equity	$375,949			$368,370
Interest rate spread			2.67%			2.63%
Impact of noninterest-bearing sources			.27			.18
Net interest income/margin		$4,832	2.94%		$4,524	2.81%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    91

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended June 30
	2018			2017
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,527	$178	2.68%	$25,862	$163	2.51%
Non-agency	2,271	37	6.52%	2,947	41	5.58%
Commercial mortgage-backed	4,449	31	2.76%	5,493	35	2.56%
Asset-backed	5,161	40	3.11%	5,863	37	2.48%
U.S. Treasury and government agencies	15,719	90	2.25%	12,881	58	1.78%
Other	4,112	41	4.06%	5,093	39	3.08%
Total securities available for sale	58,239	417	2.85%	58,139	373	2.56%
Securities held to maturity
Residential mortgage-backed	15,608	113	2.89%	12,790	90	2.82%
Commercial mortgage-backed	807	8	3.71%	1,393	14	4.30%
Asset-backed	194	2	3.48%	490	3	2.35%
U.S. Treasury and government agencies	747	5	2.83%	533	4	3.10%
Other	1,884	19	4.39%	2,007	27	5.28%
Total securities held to maturity	19,240	147	3.07%	17,213	138	3.22%
Total investment securities	77,479	564	2.91%	75,352	511	2.71%
Loans
Commercial	113,349	1,136	3.97%	106,944	932	3.45%
Commercial real estate	28,888	295	4.04%	29,655	261	3.48%
Equipment lease financing	7,494	58	3.16%	7,602	69	3.65%
Consumer	55,387	686	4.96%	56,342	635	4.52%
Residential real estate	17,566	192	4.36%	15,830	180	4.55%
Total loans	222,684	2,367	4.23%	216,373	2,077	3.82%
Interest-earning deposits with banks	21,017	93	1.78%	22,543	58	1.04%
Other interest-earning assets	6,905	87	4.98%	9,748	82	3.38%
Total interest-earning assets/interest income	328,085	3,111	3.78%	324,016	2,728	3.35%
Noninterest-earning assets	47,542			46,286
Total assets	$375,627			$370,302
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$56,199	89.64%		$62,157	47.30%
Demand	60,409	37.25%		57,513	17.12%
Savings	51,115	94.74%		42,128	47.45%
Time deposits	16,634	41.98%		17,214	32.73%
Total interest-bearing deposits	184,357	261.57%		179,012	143.32%
Borrowed funds
Federal Home Loan Bank borrowings	20,956	118	2.23%	20,405	63	1.23%
Bank notes and senior debt	28,787	214	2.95%	24,817	125	2.00%
Subordinated debt	4,855	54	4.50%	6,607	61	3.66%
Other	4,368	22	1.82%	5,695	24	1.67%
Total borrowed funds	58,966	408	2.74%	57,524	273	1.89%
Total interest-bearing liabilities/interest expense	243,323	669	1.10%	236,536	416.70%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,632			77,375
Accrued expenses and other liabilities	8,944			10,432
Equity	46,728			45,959
Total liabilities and equity	$375,627			$370,302
Interest rate spread			2.68%			2.65%
Impact of noninterest-bearing sources			.28			.19
Net interest income/margin		$2,442	2.96%		$2,312	2.84%

(a)
Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value are included in noninterest-earning assets and noninterest-bearing liabilities, with changes in fair value recorded in Noninterest income.

(b)
Loan fees for the three months ended June 30, 2018 and June 30, 2017 were $33 million and $30 million, respectively. Loan fees for the six months ended June 30, 2018 and June 30, 2017 were $65 million and $54 million, respectfully.

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income (GAAP)	$4,774	$4,418	$2,413	$2,258
Taxable-equivalent adjustments	58	106	29	54
Net interest income (Non-GAAP)	$4,832	$4,524	$2,442	$2,312

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

TRANSITIONAL BASEL III AND FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP) – JUNE 30, 2017

	2017 Transitional Basel III (a)	Fully Phased-In Basel III (Non-GAAP) (b)
Dollars in millions	June 30 2017	June 30 2017
Common stock, related surplus and retained earnings, net of treasury stock	$42,200	$42,200
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,156)	(9,225)
Basel III total threshold deductions	(1,144)	(1,702)
Accumulated other comprehensive income (loss) (c)	(167)	(209)
All other adjustments	(179)	(181)
Basel III Common equity Tier 1 capital	$31,554	$30,883
Basel III standardized approach risk-weighted assets (d)	$306,379	$314,389
Basel III advanced approaches risk-weighted assets (e)	N/A	$282,472
Basel III Common equity Tier 1 capital ratio	10.3%	9.8%
Risk weight and associated rules utilized	Standardized (with 2017 transition adjustments)	Standardized

(a)	Calculated using the regulatory capital methodology applicable to PNC during 2017 and calculated based on the standardized approach.

(b)	2017 Fully Phased-In Basel III results are presented as Pro forma estimates.

(c)
Represents net adjustments related to accumulated other comprehensive income (loss) for securities currently and those transferred from available for sale, as well as pension and other postretirement plans.

(d)	Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.

(e)
Basel III advanced approaches risk-weighted assets are based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this calculation through the parallel run qualification phase.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 12 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2017 Form 10-K in response to Part I, Item 1A.

The PNC Financial Services Group, Inc. – Form 10-Q    93

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the second quarter of 2018 are included in the following table:

2018 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	1,622	$147.36	1,618	34,199
May 1 - 31	1,690	$147.74	1,690	32,509
June 1 - 30	2,357	$141.89	2,357	30,152
Total	5,669	$145.20

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

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2017, we announced share repurchase programs of up to $2.7 billion for the four quarter period beginning with the third quarter of 2017, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2017 capital plan. In the second quarter of 2018, we repurchased 5.7 million shares of common stock on the open market, with an average price of $145.20 per share and an aggregate repurchase price of $.8 billion.

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.50	2018 Form of Performance Share Units Award Agreement

10.51	2018 Form of Restricted Share Units Award Agreement

10.52	2018 Form of Restricted Share Units Award Agreement - Senior Leaders Program

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)
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
We are required periodically to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures and certain public disclosures regarding our liquidity position and liquidity risk management, under rules adopted by the Federal banking agencies. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
News media representatives should contact PNC Media Relations at 412-762-4550 or via email at media.relations@pnc.com.
Common Stock Prices/Dividends Declared
The table below sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2018 Quarter
First	$163.59	$143.94	$151.24	$.75
Second	$154.58	$134.59	$135.10	.75
Total				$1.50
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Third	$135.73	$119.77	$134.77	.75
Fourth	$147.28	$130.46	$144.29	.75
Total				$2.60

(a)	Our Board approved a third quarter 2018 cash dividend of $.95 per common share, with a payment date of August 5, 2018.

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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 2, 2018 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly

Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

96    The PNC Financial Services Group, Inc. – Form 10-Q