Form 10-Q
period 2018-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2018-11-01
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
    Yes  ☐  No  ☒
As of October 19, 2018, there were 461,424,528 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2018 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2018 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2018 Form 10-Q (continued)

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
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Financial Results (a)
Revenue
Net interest income	$2,466	$2,345	$7,240	$6,763
Noninterest income	1,891	1,780	5,552	5,306
Total revenue	4,357	4,125	12,792	12,069
Provision for credit losses	88	130	260	316
Noninterest expense	2,608	2,456	7,719	7,337
Income before income taxes and noncontrolling interests	$1,661	$1,539	$4,813	$4,416
Net income	$1,400	$1,126	$3,995	$3,297
Less:
Net income attributable to noncontrolling interests	11	12	31	39
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	24
Net income attributable to common shareholders	1,325	1,050	3,780	3,053
Less:
Dividends and undistributed earnings allocated to participating securities	6	5	16	15
Impact of BlackRock earnings per share dilution	2	3	7	8
Net income attributable to diluted common shares	$1,317	$1,042	$3,757	$3,030
Diluted earnings per common share	$2.82	$2.16	$7.96	$6.21
Cash dividends declared per common share	$.95	$.75	$2.45	$1.85
Effective tax rate (b)	15.7%	26.8%	17.0%	25.3%
Performance Ratios
Net interest margin (c)	2.99%	2.91%	2.95%	2.84%
Noninterest income to total revenue	43%	43%	43%	44%
Efficiency	60%	60%	60%	61%
Return on:
Average common shareholders’ equity	12.32%	9.89%	11.83%	9.76%
Average assets	1.47%	1.20%	1.42%	1.19%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)
The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. Amounts for the 2018 periods reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.

(c)
Calculated as annualized taxable-equivalent net interest income divided by average interest-earning assets. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2018	December 31 2017	September 30 2017
Balance Sheet Data (dollars in millions, except per share data)
Assets	$380,080	$380,768	$375,191
Loans	$223,053	$220,458	$221,109
Allowance for loan and lease losses	$2,584	$2,611	$2,605
Interest-earning deposits with banks (b)	$19,800	$28,595	$24,713
Investment securities	$80,804	$76,131	$74,994
Loans held for sale	$1,108	$2,655	$1,764
Equity investments (c)	$12,446	$11,392	$11,009
Mortgage servicing rights	$2,136	$1,832	$1,854
Goodwill	$9,218	$9,173	$9,163
Other assets	$28,851	$27,894	$28,454
Noninterest-bearing deposits	$74,736	$79,864	$79,967
Interest-bearing deposits	$190,148	$185,189	$180,768
Total deposits	$264,884	$265,053	$260,735
Borrowed funds	$57,955	$59,088	$57,564
Total shareholders’ equity	$47,058	$47,513	$46,388
Common shareholders’ equity	$43,076	$43,530	$42,406
Accumulated other comprehensive income (loss)	$(1,260)	$(148)	$(22)
Book value per common share	$93.22	$91.94	$89.05
Period-end common shares outstanding (in millions)	462	473	476
Loans to deposits	84%	83%	85%
Client Assets (in billions)
Discretionary client assets under management	$159	$151	$146
Nondiscretionary client assets under administration	134	131	129
Total client assets under administration	293	282	275
Brokerage account client assets	51	49	48
Total client assets	$344	$331	$323
Capital Ratios
Basel III (d) (e) (f)
Common equity Tier 1	9.3%	N/A	N/A
Tier 1 risk-based	10.5%	N/A	N/A
Total risk-based capital	12.7%	N/A	N/A
Leverage	9.2%	N/A	N/A
Supplementary leverage	7.7%	N/A	N/A
Fully Phased-In Basel III (Non-GAAP) (f) (g)
Common equity Tier 1	N/A	9.8%	9.8%
2017 Transitional Basel III (d) (f)
Common equity Tier 1	N/A	10.4%	10.3%
Tier 1 risk-based	N/A	11.6%	11.6%
Total risk-based capital	N/A	13.7%	13.7%
Leverage	N/A	9.9%	9.9%
Common shareholders’ equity to total assets	11.3%	11.4%	11.3%
Asset Quality
Nonperforming loans to total loans	.76%	.85%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.82%	.92%	.93%
Nonperforming assets to total assets	.48%	.53%	.55%
Net charge-offs to average loans (for the three months ended) (annualized)	.16%	.22%	.19%
Allowance for loan and lease losses to total loans	1.16%	1.18%	1.18%
Allowance for loan and lease losses to total nonperforming loans	153%	140%	139%
Accruing loans past due 90 days or more (in millions)	$619	$737	$678

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $19.6 billion, $28.3 billion and $24.3 billion as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

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

(f)
See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2017 Form 10-K. See also the Transitional Basel III and Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) table in the Statistical Information (Unaudited) section in Item 1 of this Report for a reconciliation of the September 30, 2017 ratios.

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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework, and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2017 Form 10-K.

Income Statement Highlights
Net income for the third quarter of 2018 increased 24% to $1.4 billion, or $2.82 per diluted common share, compared to $1.1 billion, or $2.16 per diluted common share, for the third quarter of 2017.

•	Total revenue increased $232 million, or 6%, to $4.4 billion.

•	Net interest income increased $121 million, or 5%, to $2.5 billion.

•	Net interest margin increased to 2.99% compared to 2.91% for the third quarter of 2017.

•	Noninterest income increased $111 million, or 6%, to $1.9 billion.

•	Provision for credit losses was $88 million compared to $130 million for the third quarter of 2017.

•	Noninterest expense increased $152 million, or 6%, to $2.6 billion.

•
Income tax expense decreased to $261 million compared to $413 million for the third quarter of 2017, as the effective tax rate was 15.7% in the third quarter of 2018 compared with 26.8% in third quarter 2017.

•	Federal tax reform legislation, the Tax Cuts and Jobs Act, lowered the statutory federal income tax rate for corporations to 21% from 35% effective January 1, 2018.

For additional detail, see the Consolidated Income Statement Review section in this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2018 and December 31, 2017. In comparison to December 31, 2017:

•	Total assets declined $.7 billion to $380.1 billion.

•	Total loans increased $2.6 billion, or 1%, to $223.1 billion.

•	Total commercial lending grew $2.0 billion, or 1%.

•	Total consumer lending increased $.6 billion, or 1%.

•	Investment securities increased $4.7 billion, or 6%, to $80.8 billion.

•	Interest-earning deposits with banks decreased $8.8 billion, or 31%, to $19.8 billion.

•	Total deposits declined $.2 billion to $264.9 billion.

The PNC Financial Services Group, Inc. – Form 10-Q    3

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Overall credit quality remained strong.

•	At September 30, 2018 compared to December 31, 2017:

•	Nonperforming assets decreased $210 million, or 10%, to $1.8 billion.

•	Overall loan delinquencies decreased $92 million, or 6%, to $1.4 billion.

•	Net charge-offs were $91 million in the third quarter of 2018 compared to $106 million for the third quarter of 2017.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•
The Basel III common equity Tier 1 capital ratio, which includes the full phase-in of all Basel III adjustments and became effective for PNC as of January 1, 2018, was 9.3% at September 30, 2018, compared with 9.8% at December 31, 2017, calculated on the same basis.

•	In the third quarter of 2018, we returned $.9 billion of capital to shareholders through repurchases of 3.3 million common shares for $.5 billion and dividends on common shares of $.4 billion.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2018 liquidity and capital actions as well as our capital ratios.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) as part of the Comprehensive Capital Analysis and Review (CCAR) process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2017 Form 10-K.

Business Outlook
Our forward-looking financial statements are based on our view that U.S. economic growth has accelerated over the past two years and will remain above its long-run trend for the remainder of 2018 and into 2019, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth for the remainder of 2018 and into 2019. Further gradual improvement in the labor market this year and next, including job gains and rising wages, is another positive for consumer spending. Trade restrictions are a growing downside risk to the forecast. Inflation has accelerated to close to the Federal Open Market Committee’s 2% objective. Short-term interest rates and bond yields are expected to rise throughout the remainder of 2018 and into 2019; after the Federal Open Market Committee raised the federal funds rate in September, our baseline forecast is for one additional rate hike in December 2018, pushing the rate to a range of 2.25% to 2.50% by the end of the year. PNC expects two 25 basis point increases in the fed funds rate in 2019 (in June and September); this would take the fed funds rate to a range of 2.75% to 3.00% by the end of next year.

For the fourth quarter of 2018 compared to the third quarter of 2018, we expect:

•	Loans to be up modestly;

•	Net interest income to increase by low single digits, on a percentage basis;

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

We expect our full year 2018 effective tax rate to be approximately 17%.

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

4    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the third quarter of 2018 was $1.4 billion, or $2.82 per diluted common share, an increase of 24% compared to $1.1 billion, or $2.16 per diluted common share, for the third quarter of 2017. For the first nine months of 2018, net income was $4.0 billion, or $7.96 per diluted common share, an increase of 21% compared to $3.3 billion, or $6.21 per diluted common share, for the first nine months of 2017.

Net income increased in both comparisons driven by an increase in revenue from higher net interest income and noninterest income and a lower effective tax rate, partially offset by an increase in noninterest expense.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2018			2017
Three months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$80,766	2.92%	$591	$74,406	2.77%	$516
Loans	223,342	4.36%	2,474	219,218	3.92%	2,179
Interest-earning deposits with banks	19,151	1.97%	95	23,859	1.26%	75
Other	7,114	5.19%	92	9,024	3.47%	80
Total interest-earning assets/interest income	$330,373	3.89%	3,252	$326,507	3.45%	2,850
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$186,320.71%		336	$180,508.37%		170
Borrowed funds	59,838	2.76%	421	57,016	1.93%	280
Total interest-bearing liabilities/interest expense	$246,158	1.21%	757	$237,524.75%		450
Net interest margin/income (Non-GAAP)		2.99%	2,495		2.91%	2,400
Taxable-equivalent adjustments			(29)			(55)
Net interest income (GAAP)			$2,466			$2,345

	2018			2017
Nine months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$77,656	2.87%	$1,674	$75,330	2.71%	$1,535
Loans	222,385	4.23%	7,091	215,974	3.81%	6,197
Interest-earning deposits with banks	21,921	1.74%	286	23,530	1.03%	182
Other	7,305	4.74%	259	9,058	3.46%	236
Total interest-earning assets/interest income	$329,267	3.75%	9,310	$323,892	3.34%	8,150
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$184,716.59%		810	$178,810.32%		433
Borrowed funds	59,481	2.60%	1,173	56,502	1.86%	793
Total interest-bearing liabilities/interest expense	$244,197	1.08%	1,983	$235,312.69%		1,226
Net interest margin/income (Non-GAAP)		2.95%	7,327		2.84%	6,924
Taxable-equivalent adjustments			(87)			(161)
Net interest income (GAAP)			$7,240			$6,763

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

The PNC Financial Services Group, Inc. – Form 10-Q    5

Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

Net interest income increased by $121 million, or 5%, and $477 million, or 7%, for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The increase in both comparisons was driven by higher loan and securities balances and yields partially offset by increases in deposit and borrowing costs. Net interest margin increased in both comparisons reflecting the impact of higher interest rates.

Average investment securities increased $6.4 billion, or 9%, in the quarterly comparison and $2.3 billion, or 3%, in the year-to-date comparison. Net purchase activity of agency residential mortgage-backed and U.S. Treasury and government agencies securities was partially offset by declines in commercial mortgage-backed and other securities.
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

Average investment securities increased to 24% of average interest-earning assets for the third quarter and first nine months of 2018 compared to 23% for the respective 2017 periods.

Average loans grew $4.1 billion, or 2%, and $6.4 billion, or 3%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by increases in average commercial lending of $3.1 billion and $5.7 billion in the respective comparisons reflecting broad-based growth in the Corporate Banking, Business Credit and Equipment Finance businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $1.0 billion and $.7 billion in the quarterly and year-to-date comparisons, respectively. Growth in residential real estate, automobile and credit card loans was partially offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, run-off in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 68% of average interest-earning assets for the third quarter and first nine months of 2018 compared to 67% for the same periods of 2017.

Average interest-bearing deposits grew $5.8 billion, or 3%, and $5.9 billion, or 3%, in the respective quarterly and year-to-date comparisons, reflecting overall deposit and customer growth. Additionally, the increases reflect a shift from noninterest-bearing deposits, which declined $2.8 billion to $76.2 billion and $1.5 billion to $76.7 billion in the respective comparisons, to interest-bearing deposits as deposit rates have risen.

Average savings deposits increased $9.1 billion in both comparisons due in part to a shift to relationship-based savings products from money market deposits, which decreased $6.8 billion and $6.1 billion in the quarterly and year-to-date comparisons, respectively. Additionally, average interest-bearing demand deposits grew $3.4 billion in the quarterly comparison and $3.0 billion in the year-to-date comparison. Average interest-bearing deposits remained stable at 76% of average interest-bearing liabilities in both the quarterly and year-to-date comparisons.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.

Average borrowed funds increased $2.8 billion, or 5%, and $3.0 billion, or 5%, in the quarterly and year-to-date comparisons, respectively, primarily due to higher bank notes and senior debt and Federal Home Loan Bank borrowings, partially offset by a decline in subordinated debt. See the Consolidated Balance Sheet Review portion of this Financial Review for additional detail on the level and composition of borrowed funds.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income
Table 3: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2018	2017	$	%	2018	2017	$	%
Noninterest income
Asset management	$486	$421	$65	15%	$1,397	$1,222	$175	14%
Consumer services	377	357	20	6%	1,115	1,049	66	6%
Corporate services	465	404	61	15%	1,381	1,284	97	8%
Residential mortgage	76	104	(28)	(27)%	257	321	(64)	(20)%
Service charges on deposits	186	181	5	3%	522	512	10	2%
Other	301	313	(12)	(4)%	880	918	(38)	(4)%
Total noninterest income	$1,891	$1,780	$111	6%	$5,552	$5,306	$246	5%

Noninterest income as a percentage of total revenue was 43% for both of the third quarters in 2018 and 2017. The comparable ratios for the year-to-date periods were 43% and 44%, respectively.

Growth in asset management revenue reflected higher earnings from our equity investment in BlackRock which benefited from the lower federal statutory income tax rate as well as stronger equity markets. PNC's discretionary client assets under management increased to $159 billion at September 30, 2018 compared with $146 billion at September 30, 2017.

Increases in consumer services revenue in the quarterly and year-to-date comparisons were primarily due to growth in debit and credit card fees totaling $12 million and $42 million, respectively, reflecting continued momentum in customer activity in both transaction trends and customer growth. Brokerage fees increased in both comparisons by $10 million and $30 million, respectively, as a result of growth in brokerage assets under management.

Higher corporate services revenue in both comparisons was primarily driven by growth in merger and acquisition advisory fees of $35 million and $50 million and treasury management fees of $20 million and $54 million, in the respective comparisons. Additionally, the year-to-date comparison included a $12 million increase in operating lease income related to the commercial and vendor finance business acquired in the second quarter of 2017 and a $15 million lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Residential mortgage revenue decreased due to loan sales revenue declines of $18 million and $46 million in the quarterly and year-to-date comparisons, as well as lower servicing revenue and a lower benefit from mortgage servicing rights valuation, net of economic hedge. The declines in loan sales revenue reflected lower gain on sales margins as a result of increased competition in the marketplace and a shift in mix away from refinancing to purchases.

The decline in other noninterest income in the year-to-date comparison was largely attributable to a $35 million decline in revenue from equity investments, which included the impact of first quarter 2017 positive valuation adjustments related to the Volcker Rule provisions of the Dodd-Frank Act, and net securities losses in the 2018 period compared with gains in the 2017 period, partially offset by a net $25 million benefit in the comparison from derivative fair value adjustments related to Visa Class B common shares.

In the first quarter of 2018, and in connection with the commercial and vendor finance business we acquired in the second quarter of 2017, we reclassified operating lease income to corporate services noninterest income from other noninterest income on the Consolidated Income Statement, including operating lease income of $34 million and $86 million for the three and nine months ended September 30, 2017, respectively. Operating lease income was $32 million and $98 million for the three and nine months ended September 30, 2018, respectively.

Provision For Credit Losses
The provision for credit losses decreased $42 million to $88 million in the third quarter of 2018 compared to the third quarter of 2017 and decreased $56 million to $260 million for the first nine months of 2018 compared to the same period in 2017 reflecting a lower provision for commercial loans, partially offset by a higher provision for consumer loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2018	2017	$	%	2018	2017	$	%
Noninterest expense
Personnel	$1,413	$1,286	$127	10%	$4,123	$3,819	$304	8%
Occupancy	195	204	(9)	(4)%	616	628	(12)	(2)%
Equipment	264	259	5	2%	818	791	27	3%
Marketing	71	62	9	15%	201	184	17	9%
Other	665	645	20	3%	1,961	1,915	46	2%
Total noninterest expense	$2,608	$2,456	$152	6%	$7,719	$7,337	$382	5%

Noninterest expense increased in both comparisons attributable to our ongoing business investments, including technology and staffing. The increases in personnel expense included higher variable compensation related to revenue growth, our announced increase in the minimum hourly pay rate for eligible employees and enhanced employee benefits. Marketing expense was higher in support of business growth. In addition, the year-to-date comparison reflects operating expense related to the second quarter 2017 acquisition of a commercial and vendor finance business.

PNC continued to focus on disciplined expense management. As of September 30, 2018, we were on track to achieve our full-year 2018 goal of $250 million in cost savings through our continuous improvement program, which we expect will continue to help fund a portion of our strategic investments.

Effective Income Tax Rate

The effective income tax rate was 15.7% in the third quarter of 2018 compared to 26.8% in the third quarter of 2017 and 17.0% in the first nine months of 2018 compared to 25.3% in the same period of 2017. Both comparisons reflected the change in the statutory federal income tax rate from 35% to 21%, effective as of January 1, 2018, as a result of the new federal tax legislation.
CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2018	2017	$	%
Assets
Interest-earning deposits with banks	$19,800	$28,595	$(8,795)	(31)%
Loans held for sale	1,108	2,655	(1,547)	(58)%
Investment securities	80,804	76,131	4,673	6%
Loans	223,053	220,458	2,595	1%
Allowance for loan and lease losses	(2,584)	(2,611)	27	1%
Mortgage servicing rights	2,136	1,832	304	17%
Goodwill	9,218	9,173	45	—
Other, net	46,545	44,535	2,010	5%
Total assets	$380,080	$380,768	$(688)	—
Liabilities
Deposits	$264,884	$265,053	$(169)	—
Borrowed funds	57,955	59,088	(1,133)	(2)%
Other	10,139	9,042	1,097	12%
Total liabilities	332,978	333,183	(205)	—
Equity
Total shareholders’ equity	47,058	47,513	(455)	(1)%
Noncontrolling interests	44	72	(28)	(39)%
Total equity	47,102	47,585	(483)	(1)%
Total liabilities and equity	$380,080	$380,768	$(688)	—

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Our balance sheet was strong and well positioned at both September 30, 2018 and December 31, 2017.

•	Total assets were relatively stable as higher investment securities and loan growth were funded by lower interest-earning deposits with banks;

•	Total liabilities were stable, as lower borrowed funds were mostly offset by an increase in other liabilities;

•
Total equity decreased slightly as higher retained earnings driven by net income was more than offset by share repurchases and lower accumulated other comprehensive income (AOCI) related to net unrealized securities losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2017 Form 10-K.
Loans
Table 6: Loans

	September 30	December 31	Change
Dollars in millions	2018	2017	$	%
Commercial lending
Commercial	$113,671	$110,527	$3,144	3%
Commercial real estate	28,563	28,978	(415)	(1)%
Equipment lease financing	7,214	7,934	(720)	(9)%
Total commercial lending	149,448	147,439	2,009	1%
Consumer lending
Home equity	26,628	28,364	(1,736)	(6)%
Residential real estate	18,203	17,212	991	6%
Credit card	5,979	5,699	280	5%
Other consumer
Automobile	14,309	12,880	1,429	11%
Education	3,954	4,454	(500)	(11)%
Other	4,532	4,410	122	3%
Total consumer lending	73,605	73,019	586	1%
Total loans	$223,053	$220,458	$2,595	1%

Commercial loans increased primarily driven by growth from our Business Credit and Corporate Banking businesses within our Corporate & Institutional Banking segment. In Business Credit, higher utilization and new production resulted in an increase in commercial loans of $1.4 billion, or 8%. In Corporate Banking, commercial loans increased $.7 billion, or 1%, largely due to strong growth in asset-backed finance securitizations, partially offset by lower public finance lending. In the third quarter of 2018, commercial loan growth was moderated by payoffs and paydowns and lower line of credit utilization.

For commercial loans by industry and commercial real estate loans by geography, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances increased as growth in automobile and residential real estate loans were partially offset by lower home equity and education loans.

The growth in automobile loans was due in part to continued expansion in the Southeast and new markets. Residential real estate loans increased as a result of originations of loans that are nonconforming, both nationwide and within our branch network. Nonconforming residential mortgage loans are loans that do not meet government agency standards, such as a maximum loan amount, property type or credit requirements, among other factors.

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

The PNC Financial Services Group, Inc. – Form 10-Q    9

Investment Securities
Table 7: Investment Securities

	September 30, 2018		December 31, 2017		Ratings (a) as of September 30, 2018
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$17,808	$17,586	$15,173	$15,286	100%
Agency residential mortgage-backed	44,656	43,297	40,037	39,847	100%
Non-agency residential mortgage-backed	2,189	2,507	2,610	2,932	12%		3%	65%	20%
Agency commercial mortgage-backed	2,214	2,128	2,367	2,315	100%
Non-agency commercial mortgage-backed (b)	3,063	3,040	3,141	3,161	86%	6%			8%
Asset-backed (c)	5,732	5,779	5,531	5,598	86%	3%	4%	7%
Other debt (d)	5,838	5,895	6,279	6,459	74%	16%	7%		3%
Other (e)			587	585
Total investment securities (f)	$81,500	$80,232	$75,725	$76,183	94%	2%	1%	2%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

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

Investment securities increased $4.7 billion to $80.8 billion at September 30, 2018 compared to December 31, 2017, driven by net purchase activity of agency residential mortgage-backed securities of $4.0 billion and U.S. Treasury and government agencies securities of $2.3 billion. These increases were partially offset by the reclassification of $.6 billion of available for sale securities, primarily money market funds, to equity investments as part of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on the adoption of this ASU.

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

The duration of investment securities was 3.6 years at September 30, 2018. We estimate that at September 30, 2018 the effective duration of investment securities was 3.7 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.6 years at September 30, 2018 compared to 5.2 years at December 31, 2017.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 8: Weighted-Average Expected Maturities of Mortgage and Other Asset-Backed Debt Securities

September 30, 2018	Years
Agency residential mortgage-backed	6.8
Non-agency residential mortgage-backed	6.5
Agency commercial mortgage-backed	3.7
Non-agency commercial mortgage-backed	2.7
Asset-backed	2.3

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 9: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2018	2017	$	%
Deposits
Noninterest-bearing	$74,736	$79,864	$(5,128)	(6)%
Interest-bearing
Money market	55,662	59,735	(4,073)	(7)%
Demand	62,354	61,213	1,141	2%
Savings	53,678	46,980	6,698	14%
Time deposits	18,454	17,261	1,193	7%
Total interest-bearing deposits	190,148	185,189	4,959	3%
Total deposits	264,884	265,053	(169)	—
Borrowed funds
Federal Home Loan Bank (FHLB) borrowings	20,036	21,037	(1,001)	(5)%
Bank notes and senior debt	26,676	28,062	(1,386)	(5)%
Subordinated debt	5,764	5,200	564	11%
Other	5,479	4,789	690	14%
Total borrowed funds	57,955	59,088	(1,133)	(2)%
Total funding sources	$322,839	$324,141	$(1,302)	—

Total deposits declined slightly in the comparison as growth in interest-bearing deposits was more than offset by a decrease in noninterest-bearing deposits. Noninterest-bearing deposits decreased mainly due to the impact of rising interest rates, reflecting a shift of primarily commercial noninterest-bearing deposits to interest-bearing. The increase in interest-bearing deposits also was driven by growth in savings deposits reflecting, in part, a shift from consumer money market to relationship-based savings products.

Borrowed funds decreased in the comparison as declines in bank notes and senior debt and FHLB borrowings were partially offset by increases in repurchase agreements and subordinated debt. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2018 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity was $47.1 billion at September 30, 2018, a decrease of $.5 billion compared to December 31, 2017. The decrease resulted from common share repurchases of $2.0 billion, common and preferred dividends of $1.3 billion and lower AOCI related to net unrealized securities losses of $1.1 billion, partially offset by net income of $4.0 billion.

Common shares outstanding were 462 million and 473 million at September 30, 2018 and December 31, 2017, respectively, as repurchases of 13.8 million shares during the period were partially offset by stock-based compensation activity and share issuances from treasury stock related to warrants exercised.

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

Retail Banking
(Unaudited)

Table 10: Retail Banking Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$3,800	$3,436	$364	11%
Noninterest income	1,935	1,891	44	2%
Total revenue	5,735	5,327	408	8%
Provision for credit losses	254	198	56	28%
Noninterest expense	4,287	4,060	227	6%
Pretax earnings	1,194	1,069	125	12%
Income taxes	285	394	(109)	(28)%
Earnings	$909	$675	$234	35%
Average Balance Sheet
Loans held for sale	$662	$791	$(129)	(16)%
Loans
Consumer
Home equity	$24,188	$25,394	$(1,206)	(5)%
Automobile	13,643	12,285	1,358	11%
Education	4,208	4,921	(713)	(14)%
Credit cards	5,746	5,180	566	11%
Other	1,794	1,767	27	2%
Total consumer	49,579	49,547	32	—
Commercial and commercial real estate	10,397	10,852	(455)	(4)%
Residential mortgage	13,767	11,999	1,768	15%
Total loans	$73,743	$72,398	$1,345	2%
Total assets	$89,259	$88,589	$670	1%
Deposits
Noninterest-bearing demand	$30,555	$29,600	$955	3%
Interest-bearing demand	42,172	40,959	1,213	3%
Money market	30,656	37,492	(6,836)	(18)%
Savings	46,091	37,881	8,210	22%
Certificates of deposit	11,957	13,331	(1,374)	(10)%
Total deposits	$161,431	$159,263	$2,168	1%
Performance Ratios
Return on average assets	1.36%	1.02%
Noninterest income to total revenue	34%	35%
Efficiency	75%	76%

12    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Supplemental Noninterest Income Information
Consumer services	$837	$800	$37	5%
Brokerage	$260	$231	$29	13%
Residential mortgage	$257	$321	$(64)	(20)%
Service charges on deposits	$503	$491	$12	2%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$127	$129	$(2)	(2)%
Serviced portfolio acquisitions	$10	$18	$(8)	(44)%
MSR asset value (b)	$1.4	$1.2	$.2	17%
MSR capitalization value (in basis points) (b)	108	95	13	14%
Servicing income: (in millions)
Servicing fees, net (c)	$132	$142	$(10)	(7)%
Mortgage servicing rights valuation, net of economic hedge	$22	$30	$(8)	(27)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$5.8	$6.6	$(.8)	(12)%
Loan sale margin percentage	2.39%	2.83%
Percentage of originations represented by:
Purchase volume (d)	67%	54%
Refinance volume	33%	46%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	54%	53%
Digital consumer customers (f)	65%	61%
Credit-related statistics
Nonperforming assets (g)	$1,145	$1,126	$19	2%
Net charge-offs	$308	$272	$36	13%
Other statistics
ATMs	9,093	8,987	106	1%
Branches (h)	2,388	2,474	(86)	(3)%
Brokerage account client assets (in billions) (i)	$51	$48	$3	6%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of September 30, except for customer-related statistics, which are averages for the nine months ended, and net charge-offs, which are for the nine months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion at both September 30, 2018 and September 30, 2017.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $909 million in the first nine months of 2018 compared with $675 million for the same period in 2017. The increase in earnings was driven by higher net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses. Earnings in 2018 also benefited from the lower statutory federal income tax rate.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits.

The increase in noninterest income was driven by growth in consumer service fees, including higher debit and credit card fees, as well as higher brokerage fees and service charges on deposits. In addition, the increase reflected a net $25 million benefit in the comparison from derivative fair value adjustments related to Visa Class B common shares. These increases were partially offset by lower residential mortgage noninterest income, reflecting a decline in loan sales revenue, as well as lower servicing revenue and a lower benefit from mortgage servicing rights valuation, net of economic hedge. The decline in loan sales revenue reflected lower gain on sales margins, as a result of increased competition in the marketplace and a shift in mix away from refinancing to purchases.

Provision for credit losses increased in the comparison primarily due to credit card loan portfolio growth.

The PNC Financial Services Group, Inc. – Form 10-Q    13

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

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. During the first nine months of 2018, average total deposits increased compared to the same period a year ago, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits grew, reflecting, in part, a shift from money market deposits to relationship-based savings products. Certificates of deposit declined due to the net runoff of maturing accounts.

Retail Banking average total loans increased in the first nine months of 2018 compared with the same period in 2017.

•	Average residential mortgages increased as a result of growth in nonconforming residential mortgage loans, both nationwide and within our branch network.

•	Average automobile loans, which consisted of both direct and indirect auto loans, increased primarily due to strong new loan volumes, including in our Southeast and new markets.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

Retail Banking continued to focus on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	Approximately 65% of consumer customers used non-teller channels for the majority of their transactions in the first nine months of 2018 compared with 61% in the first nine months of 2017.

•	Deposit transactions via ATM and mobile channels increased to 54% of total deposit transactions versus 53% in the comparison.

•	Instant debit card issuance, which enables us to print a customer’s debit card in minutes, was available in 92% of our branch network as of September 30, 2018.

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

In the third quarter of 2018, Retail Banking launched its national retail digital strategy in select markets where it does not have existing branches, leading with a high yield savings offer to be supported by an ultra-thin retail network. With an initial focus on certain markets where PNC's Corporate & Institutional Banking has expanded its middle market banking business, PNC opened a retail location in Kansas City in October 2018.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking
(Unaudited)

Table 11: Corporate & Institutional Banking Table

Nine months ended September 30			Change
Dollars in millions	2018	2017	$	%
Income Statement
Net interest income	$2,707	$2,653	$54	2%
Noninterest income	1,774	1,667	107	6%
Total revenue	4,481	4,320	161	4%
Provision for credit losses	43	174	(131)	(75)%
Noninterest expense	1,934	1,785	149	8%
Pretax earnings	2,504	2,361	143	6%
Income taxes	580	834	(254)	(30)%
Earnings	$1,924	$1,527	$397	26%
Average Balance Sheet
Loans held for sale	$763	$916	$(153)	(17)%
Loans
Commercial	$102,342	$95,660	$6,682	7%
Commercial real estate	26,699	27,410	(711)	(3)%
Equipment lease financing	7,512	7,602	(90)	(1)%
Total commercial lending	136,553	130,672	5,881	5%
Consumer	49	276	(227)	(82)%
Total loans	$136,602	$130,948	$5,654	4%
Total assets	$153,149	$147,299	$5,850	4%
Deposits
Noninterest-bearing demand	$44,577	$46,976	$(2,399)	(5)%
Money market	23,511	21,949	1,562	7%
Other	19,182	16,100	3,082	19%
Total deposits	$87,270	$85,025	$2,245	3%
Performance Ratios
Return on average assets	1.68%	1.39%
Noninterest income to total revenue	40%	39%
Efficiency	43%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,318	$1,115	$203	18%
Capital Markets (b)	$816	$746	$70	9%
Commercial mortgage banking activities
Commercial mortgage loans held for sale (c)	$78	$73	$5	7%
Commercial mortgage loan servicing income (d)	179	169	10	6%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	26	41	(15)	(37)%
Total	$283	$283	$—	—
MSR asset value (f)	$766	$628	$138	22%
Average Loans by C&IB business
Corporate Banking	$58,322	$55,242	$3,080	6%
Real Estate	37,379	37,995	(616)	(2)%
Business Credit	17,234	15,531	1,703	11%
Equipment Finance	14,414	13,239	1,175	9%
Commercial Banking	7,032	7,052	(20)	—
Other	2,221	1,889	332	18%
Total average loans	$136,602	$130,948	$5,654	4%
Credit-related statistics
Nonperforming assets (f) (g)	$355	$549	$(194)	(35)%
Net charge-offs	$8	$64	$(56)	(88)%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    15

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

(e)	Amounts are reported in corporate service fees.

(f)	As of September 30.

(g)	Includes nonperforming loans of $.3 billion at September 30, 2018 and $.4 billion at September 30, 2017.

Corporate & Institutional Banking earned $1.9 billion in the first nine months of 2018 compared to $1.5 billion for the same period in 2017. The increase was primarily due to the impact of the lower statutory federal income tax rate, higher revenue and a decrease in the provision for credit losses, partially offset by higher noninterest expense. We continue to focus on building client relationships where the risk-return profile is attractive.

Net interest income increased in the comparison, reflecting higher average loan and deposit balances, as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher capital markets-related revenue, including higher merger and acquisition advisory fees and revenue from customer-related derivative and foreign exchange services, as well as higher treasury management fees, partially offset by a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge. In addition, operating lease income increased, mainly due to the commercial and vendor finance business acquired in the second quarter of 2017.

Overall, credit quality remained strong, as nonperforming assets and net charge-offs declined in the comparison. The decrease in provision for credit losses in the comparison reflected improved credit quality. Additionally, the prior year period included an initial provision for the loan and lease portfolio obtained through the business acquired in the second quarter of 2017.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased in the comparison mostly due to strong growth in the Corporate Banking, Business Credit and Equipment Finance businesses:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large and mid-sized corporate clients as well as strong production in asset-backed financing, partially offset by lower public finance lending.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business decreased primarily driven by project loan payoffs and lower utilization.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased in the comparison as increased utilization and new originations were partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases were $15.4 billion in the first nine months of 2018, an increase of $1.3 billion in the year over year comparison due to strong new production and the impact of the acquired business.

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

Corporate & Institutional Banking is expanding its Corporate Banking business, focused on the middle market and larger sectors, into the Denver, Houston and Nashville markets in 2018, and the Boston and Phoenix markets in 2019. This follows offices opened in 2017 in Dallas, Kansas City and Minneapolis. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. We plan to offer our full suite of products and services.

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

Treasury management revenue comprises fees from products and services and net interest income from customer deposit balances. Compared with the first nine months of 2017, treasury management revenue increased due to liquidity-related revenue associated with customer deposit balances, including interest rate spread expansion, and higher fee income.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher merger and acquisition advisory, foreign exchange, derivative and equity capital markets advisory related services, partially offset by lower revenue from credit valuations on customer-related derivative activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities was stable in the comparison as higher revenue from commercial mortgage loan servicing and commercial mortgage loans held for sale was offset by a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Asset Management Group
(Unaudited)

Table 12: Asset Management Group Table

Nine months ended September 30			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$217	$216	$1	—
Noninterest income	676	655	21	3%
Total revenue	893	871	22	3%
Provision for credit losses (benefit)	2	(6)	8	*
Noninterest expense	658	646	12	2%
Pretax earnings	233	231	2	1%
Income taxes	55	85	(30)	(35)%
Earnings	$178	$146	$32	22%
Average Balance Sheet
Loans
Consumer	$4,702	$5,059	$(357)	(7)%
Commercial and commercial real estate	734	705	29	4%
Residential mortgage	1,561	1,257	304	24%
Total loans	$6,997	$7,021	$(24)	—
Total assets	$7,455	$7,499	$(44)	(1)%
Deposits
Noninterest-bearing demand	$1,455	$1,501	$(46)	(3)%
Interest-bearing demand	3,413	3,666	(253)	(7)%
Money market	2,339	3,257	(918)	(28)%
Savings	4,754	3,834	920	24%
Other	408	237	171	72%
Total deposits	$12,369	$12,495	$(126)	(1)%
Performance Ratios
Return on average assets	3.19%	2.60%
Noninterest income to total revenue	76%	75%
Efficiency	74%	74%
Supplemental Noninterest Income Information
Asset management fees	$669	$644	$25	4%
Other Information
Nonperforming assets (a) (b)	$51	$45	$6	13%
Net charge-offs	$8	$5	$3	60%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$159	$146	$13	9%
Nondiscretionary client assets under administration	134	129	5	4%
Total	$293	$275	$18	7%
Discretionary client assets under management
Personal	$97	$90	$7	8%
Institutional	62	56	6	11%
Total	$159	$146	$13	9%
* - Not meaningful

(a)	As of September 30.

(b)	Includes nonperforming loans of $48 million at September 30, 2018 and $41 million at September 30, 2017.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $178 million in the first nine months of 2018 compared to $146 million for the same period in 2017. Higher earnings reflected the lower statutory federal income tax rate and higher revenue, partially offset by an increase in noninterest expense and the impact of a benefit from the provision for credit losses in the prior year period.

Higher revenue in the comparison was driven by growth in asset management fees, reflecting stronger average equity markets.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest expense increased in the comparison and was primarily attributable to higher legal reserves, continued investments in technology and higher compensation.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of September 30, 2018.

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
BlackRock
(Unaudited)

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

Nine months ended September 30
Dollars in millions	2018	2017
Business segment earnings (a)	$608	$446
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At September 30.

In billions	September 30 2018	December 31 2017
Carrying value of our investment in BlackRock (c)	$8.0	$7.7
Market value of our investment in BlackRock (d)	$16.4	$17.9

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at September 30, 2018 and $1.6 billion at December 31, 2017. Our voting interest in BlackRock common stock was approximately 21% at September 30, 2018.

(d)	Does not include liquidity discount.

Earnings for our BlackRock segment increased compared with the first nine months of 2017, and included the impact of the lower statutory federal income tax rate.

In addition to our investment in BlackRock reflected in Table 13, at September 30, 2018, we held 143,458 shares of BlackRock Series C Preferred Stock valued at $54 million, which are available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

Our 2017 Form 10-K and our First Quarter 2018 Form 10-Q included additional information about our investment in BlackRock.

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

The following information updates our 2017 Form 10-K risk management disclosures.

The PNC Financial Services Group, Inc. – Form 10-Q    19

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

Commercial
Commercial loans comprised 51% and 50% of our total loan portfolio at September 30, 2018 and December 31, 2017, respectively. Most of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

Table 15: Commercial Loans by Industry

	September 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$21,272	19%	$20,578	19%
Retail/wholesale trade	19,689	17	17,846	16
Service providers	14,386	13	15,100	14
Real estate related (a)	12,539	11	12,496	11
Health care	9,217	8	9,739	9
Financial services	9,441	8	8,532	8
Transportation and warehousing	5,715	5	5,609	5
Other industries	21,412	19	20,627	18
Total commercial loans	$113,671	100%	$110,527	100%
(a) Includes loans to customers in the real estate and construction industries.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Real Estate
Commercial real estate loans comprised $14.5 billion of real estate project loans and $14.1 billion related to commercial mortgages as of September 30, 2018. Comparable amounts were $15.3 billion and $13.7 billion, respectively, as of December 31, 2017. Commercial real estate loan growth remains challenged as market pricing and structure is, at times, outside of our risk tolerance, and payoffs and maturities continue at a steady pace.

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
Table 16: Commercial Real Estate Loans by Geography

	September 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,237	15%	$4,192	14%
Florida	2,262	8	2,221	8
Maryland	2,069	7	2,104	7
Virginia	1,687	6	1,609	5
Texas	1,634	6	1,639	6
Illinois	1,269	4	1,325	5
Pennsylvania	1,221	4	1,394	5
New York	1,136	4	1,163	4
Ohio	1,021	4	1,134	4
North Carolina	955	3	943	3
New Jersey	915	3	964	3
All other states	10,157	36	10,290	36
Total commercial real estate loans	$28,563	100%	$28,978	100%

Home Equity
Home equity loans comprised $15.8 billion of primarily variable-rate home equity lines of credit and $10.8 billion of closed-end home equity installment loans at September 30, 2018. Comparable amounts were $16.8 billion and $11.6 billion, respectively, as of December 31, 2017.

We track borrower performance monthly, including obtaining original loan-to-value ratios (LTV), updated FICO scores at least quarterly, updated LTVs at least semi-annually, and other credit metrics at least quarterly, including the historical performance of any related mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management, we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

The portfolio is primarily originated within our primary geographic markets, with only 5% of the portfolio in states outside of those markets at both September 30, 2018 and December 31, 2017. The credit quality of newly originated loans over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 774.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Priority

	September 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$6,303	24%	$6,792	24%
New Jersey	4,017	15	4,252	15
Ohio	3,161	12	3,413	12
Illinois	1,678	6	1,801	6
Maryland	1,498	6	1,572	6
Michigan	1,372	5	1,442	5
Florida	1,223	5	1,255	4
North Carolina	1,184	4	1,266	5
Kentucky	1,063	4	1,138	4
Indiana	860	3	924	3
All other states	4,269	16	4,509	16
Total home equity loans	$26,628	100%	$28,364	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2018 and December 31, 2017.

We track borrower performance of this portfolio monthly similar to home equity loans. This information is used for internal reporting and risk management. For internal reporting and risk management, we also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming, etc.). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 71% and a weighted-average FICO score of 769.

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	September 30, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,393	24%	$3,676	21%
New Jersey	1,607	9	1,503	9
Florida	1,534	8	1,529	9
Illinois	1,167	6	1,230	7
Pennsylvania	1,011	5	962	5
New York	923	5	847	5
Maryland	901	5	902	5
North Carolina	841	5	821	5
Virginia	824	5	824	5
Ohio	676	4	684	4
All other states	4,326	24	4,234	25
Total residential real estate loans	$18,203	100%	$17,212	100%

22    The PNC Financial Services Group, Inc. – Form 10-Q

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. Growth in residential mortgage loans in the first nine months of 2018 was primarily due to nonconforming loans that exceeded agency conforming loan limits. The nonconforming residential mortgage portfolio had strong credit quality at September 30, 2018 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $12.2 billion at September 30, 2018, with 29% located in California.

Automobile
Within auto loans, $12.8 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of September 30, 2018. Comparable amounts as of December 31, 2017 were $11.4 billion and $1.4 billion, respectively, and also included $.1 billion of securitized loans. The indirect auto portfolio relates to loan applications generated from franchised automobile dealers. This business is strategically aligned with our core retail business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 739 for indirect auto loans and 762 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 74 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. At September 30, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans. Comparable amounts at December 31, 2017 were 54% and 46%, respectively.

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

Table 19: Nonperforming Assets by Type

	September 30, 2018	December 31, 2017	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$393	$554	$(161)	(29)%
Consumer lending (a)	1,301	1,311	(10)	(1)%
Total nonperforming loans	1,694	1,865	(171)	(9)%
OREO, foreclosed and other assets	131	170	(39)	(23)%
Total nonperforming assets	$1,825	$2,035	$(210)	(10)%
Amount of TDRs included in nonperforming loans	$878	$964	$(86)	(9)%
Percentage of total nonperforming loans	52%	52%
Nonperforming loans to total loans	.76%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.82%	.92%
Nonperforming assets to total assets	.48%	.53%
Allowance for loan and lease losses to total nonperforming loans	153%	140%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Table 20: Change in Nonperforming Assets

In millions	2018	2017
January 1	$2,035	$2,374
New nonperforming assets	785	1,069
Charge-offs and valuation adjustments	(408)	(444)
Principal activity, including paydowns and payoffs	(379)	(551)
Asset sales and transfers to loans held for sale	(101)	(138)
Returned to performing status	(107)	(243)
September 30	$1,825	$2,067

As of September 30, 2018, approximately 89% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of September 30, 2018, commercial lending nonperforming loans were carried at approximately 66% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer nonperforming loans, residential real estate TDRs comprised 77% and 75% of total residential real estate nonperforming loans at September 30, 2018 and December 31, 2017, respectively. Home equity TDRs comprised 48% of home equity nonperforming loans at September 30, 2018, down from 50% at December 31, 2017. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At September 30, 2018, our largest nonperforming asset was $37 million in the Information industry and the ten largest individual nonperforming assets represented 10% of total nonperforming assets.

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
Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	September 30 2018	December 31 2017	Change		September 30 2018	December 31 2017
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$551	$545	$6	1%	.25%	.25%
Accruing loans past due 60 to 89 days	258	238	20	8%	.12%	.11%
Total	809	783	26	3%	.36%	.36%
Late stage loan delinquencies
Accruing loans past due 90 days or more	619	737	(118)	(16)%	.28%	.33%
Total	$1,428	$1,520	$(92)	(6)%	.64%	.69%

(a)	Past due loan amounts include government insured or guaranteed loans of $.7 billion at September 30, 2018 and $.9 billion at December 31, 2017.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 22: Consumer Real Estate Related Loan Modifications

	September 30, 2018		December 31, 2017
Dollars in millions	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Temporary modifications	2,629	$178	3,033	$217
Permanent modifications	21,567	2,382	23,270	2,581
Total consumer real estate related loan modifications	24,196	$2,560	26,303	$2,798
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
Table 23: Summary of Troubled Debt Restructurings (a)

	September 30 2018	December 31 2017	Change
Dollars in millions			$	%
Total commercial lending	$389	$409	$(20)	(5)%
Total consumer lending	1,497	1,652	(155)	(9)%
Total TDRs	$1,886	$2,061	$(175)	(8)%
Nonperforming	$878	$964	$(86)	(9)%
Accruing (b)	1,008	1,097	(89)	(8)%
Total TDRs	$1,886	$2,061	$(175)	(8)%

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

Excluded from TDRs are $1.1 billion and $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at September 30, 2018 and December 31, 2017, respectively. Nonperforming TDRs represented approximately 52% of total nonperforming loans and 47% of total TDRs at both September 30, 2018 and December 31, 2017. The remaining portion of TDRs represents TDRs that have been returned to accrual accounting after performing under the restructured terms for at least six consecutive months.

The PNC Financial Services Group, Inc. – Form 10-Q    25

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit
We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at September 30, 2018 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions and estimation processes are periodically updated.

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2018, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

Table 24: Allowance for Loan and Lease Losses

Dollars in millions	2018	2017
January 1	$2,611	$2,589
Total net charge-offs	(313)	(334)
Provision for credit losses	260	316
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	9	8
Other	17	26
September 30	$2,584	$2,605
Net charge-offs to average loans (for the nine months ended) (annualized)	.19%	.21%
Total allowance for loan and lease losses to total loans	1.16%	1.18%
Commercial lending net charge-offs	$(18)	$(69)
Consumer lending net charge-offs	(295)	(265)
Total net charge-offs	$(313)	$(334)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.02%	.06%
Consumer lending	.54%	.49%

At September 30, 2018, total ALLL to total nonperforming loans was 153%. The comparable amount for December 31, 2017 was 140%. These ratios are 110% and 102% when excluding the $.7 billion of ALLL at both September 30, 2018 and December 31, 2017 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 19 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2018, overall credit quality remained strong, which resulted in an essentially flat ALLL balance as of September 30, 2018 compared to December 31, 2017.

The following table summarizes our loan charge-offs and recoveries.
Table 25: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2018
Commercial	$78	$50	$28.03%
Commercial real estate	8	18	(10)	(.05)%
Equipment lease financing	6	6
Home equity	85	67	18.09%
Residential real estate	9	18	(9)	(.07)%
Credit card	161	18	143	3.32%
Other consumer
Automobile	117	56	61.60%
Education	24	6	18.57%
Other	76	12	64	1.94%
Total	$564	$251	$313.19%
2017
Commercial	$140	$61	$79.10%
Commercial real estate	9	21	(12)	(.05)%
Equipment lease financing	6	4	2.04%
Home equity	98	67	31.14%
Residential real estate	8	12	(4)	(.03)%
Credit card	136	16	120	3.09%
Other consumer
Automobile	89	43	46.49%
Education	23	6	17.46%
Other	68	13	55	1.65%
Total	$577	$243	$334.21%

The PNC Financial Services Group, Inc. – Form 10-Q    27

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

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100% in 2018. PNC and PNC Bank calculate the LCR daily, and as of September 30, 2018, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2017 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits declined slightly to $264.9 billion at September 30, 2018 from $265.1 billion at December 31, 2017 as growth in interest-bearing deposits was more than offset by a decrease in noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At September 30, 2018, our liquid assets consisted of short-term investments (Federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $24.5 billion and securities available for sale totaling $61.2 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $3.1 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $6.0 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2018
January 1	$33.3
Issuances	4.5
Calls and maturities	(4.8)
Other	(.6)
September 30	$32.4
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2018, PNC Bank had $26.5 billion of notes outstanding under this program of which $22.2 billion were senior bank notes and $4.3 billion were subordinated bank notes.

The following table details issuances for the three months ended September 30, 2018.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Table 27: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
July 26, 2018 September 14, 2018 (re-opening)	$750 million $500 million
Subordinated notes with a maturity date of July 26, 2028. Interest is payable semi-annually at a fixed rate of 4.05% on January 26 and July 26 of each year, beginning January 26, 2019. Following the re-opening, the aggregate outstanding principal amount of this series of notes increased to $1.25 billion.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2018, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $42.1 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2018, there were no issuances outstanding under this program.

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

As of September 30, 2018, available parent company liquidity totaled $4.7 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $3.0 billion at September 30, 2018. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2017 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2018, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on September 5, 2018, the parent company issued $500 million in Senior Notes with a maturity date of September 3, 2021. Interest is payable semi-annually at a fixed rate of 3.25% per annum on March 3 and September 3 of each year, beginning March 3, 2019.

Parent company senior and subordinated debt outstanding totaled $6.6 billion and $6.8 billion at September 30, 2018 and December 31, 2017, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    29

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

September 30, 2018
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

In connection with the 2018 CCAR process, we submitted our capital plan, as approved by PNC's Board of Directors, to the Federal Reserve in April 2018. In June 2018, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided in the 2018 capital plan, we announced new share repurchase programs of up to $2.0 billion for the four quarter period beginning in the third quarter of 2018, including repurchases of up to $.3 billion related to employee benefit plans. In the third quarter of 2018, we repurchased 3.3 million common shares for $.5 billion.

We paid dividends on common stock of $.4 billion, or $.95 per common share, during the third quarter of 2018. On October 4, 2018, the PNC Board of Directors declared a quarterly common stock cash dividend of $.95 per share with a payment date of November 5, 2018.

We completed our common stock repurchase programs for the four quarter period that ended June 30, 2018 with total repurchases of 18.4 million common shares for $2.6 billion. These repurchases were included in our capital plan accepted by the Federal Reserve as part of our 2017 CCAR submission. Additionally, we paid $1.5 billion in common stock dividends for a total of $4.1 billion of capital returned to shareholders during this four quarter period.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Basel III Capital

Dollars in millions	Basel III September 30, 2018 (a) (b)	Fully Phased-In Basel III (Non-GAAP) December 31, 2017 (c)		2017 Transitional Basel III December 31, 2017 (a)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$6,256	$8,195		$8,195
Retained earnings	38,080	35,481		35,481
Accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale	(519)	337		270
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(488)	(544)		(436)
Goodwill, net of associated deferred tax liabilities	(9,024)	(8,988)		(8,988)
Other disallowed intangibles, net of deferred tax liabilities	(273)	(319)		(255)
Other adjustments/(deductions)	(322)	(141)		(138)
Total common equity Tier 1 capital before threshold deductions	33,710	34,021		34,129
Total threshold deductions (d)	(3,932)	(2,928)		(1,983)
Common equity Tier 1 capital	29,778	31,093		32,146
Additional Tier 1 capital
Preferred stock plus related surplus	3,982	3,985		3,985
Other adjustments/(deductions)	(154)	(146)		(124)
Tier 1 capital	33,606	34,932		36,007
Additional Tier 2 capital
Qualifying subordinated debt	4,067	3,433		3,482
Trust preferred capital securities	80			100
Eligible credit reserves includable in Tier 2 capital	2,873	2,907		2,907
Total Basel III capital	40,626	$41,272		$42,496
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$318,889	$316,120		$309,460
Basel III advanced approaches risk-weighted assets (f)	$274,742	$285,226		N/A
Average quarterly adjusted total assets	$364,909	$363,967		$364,999
Supplementary leverage exposure (g)	$437,406	$434,698		$435,731
Basel III risk-based capital and leverage ratios
Common equity Tier 1 (i)	9.3%	9.8%	(h)	10.4%
Tier 1 (j)	10.5%	11.1%	(h)	11.6%
Total (k) (l) (m)	12.7%	13.1%	(h)	13.7%
Leverage (n)	9.2%	9.6%		9.9%
Supplementary leverage ratio (o)	7.7%	8.0%		8.3%

(a)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(b)
The Basel III Common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary ratios as of September 30, 2018 reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC.

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

(i)
For comparative purposes only, the advanced approaches Basel III Common equity Tier 1 capital ratio for September 30, 2018 is 10.8% and for December 31, 2017 is 10.9% (estimated). This capital ratio is calculated using Common equity Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(j)
For comparative purposes only, the advanced approaches Basel III Tier 1 risk-based capital ratio for both September 30, 2018 and December 31, 2017 (estimated) is 12.2%. This capital ratio is calculated using Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(k)
For comparative purposes only, the advanced approaches Basel III Total risk-based capital ratio for September 30, 2018 is 13.8% and for December 31, 2017 is 13.5% (estimated). This ratio is calculated using Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by Basel III advanced approaches risk-weighted assets.

(l)	The Basel III Total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2021.

(m)	For comparative purposes only, as of September 30, 2018 the ratio would be 12.7%, assuming nonqualifying trust preferred capital securities are phased out.

(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(o)
Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank became subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The decline in our Basel III Common equity Tier 1 capital ratio at September 30, 2018 compared to December 31, 2017 reflected continued capital return to shareholders in the form of common share repurchases and dividends and a decline in AOCI largely related to the impact of higher interest rates on the valuation of our available for sale securities portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q    31

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

Under the Basel III rules applicable to PNC, significant common stock investments in unconsolidated financial institutions (for PNC, primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (subject to a phase-in schedule that ended December 31, 2017 and net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution's adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes (subject to a phase-in schedule that ended December 31, 2017) AOCI related to securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans. With the exception of certain nonqualifiying trust preferred capital securities included in PNC’s Total risk-based capital ratio, the transitions and multi-year phase-in of the definition of capital under the Basel III rules were complete as of January 1, 2018. Accordingly, we refer to the capital ratios calculated using the definition of capital in effect as of January 1, 2018 and, for the risk-based ratios, standardized approach risk-weighted assets, as the Basel III ratios. The Basel III Total risk-based capital ratio includes trust preferred capital securities in the amount of $80 million that are subject to a phase-out that runs through 2021. We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios. All current period capital ratios are calculated using the regulatory capital methodology applicable to us during 2018.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2018 capital levels were aligned with them.

At September 30, 2018, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2017 Form 10-K. See the Statistical Information (Unaudited) section of this Report for details on our September 30, 2017 Transitional Basel III and Fully Phased-In Basel III Common equity Tier 1 capital ratios.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

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

Sensitivity results and market interest rate benchmarks for the third quarters of 2018 and 2017 follow:

Table 30: Interest Sensitivity Analysis

	Third Quarter 2018	Third Quarter 2017
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.8%	2.9%
100 basis point decrease	(2.3)%	(3.6)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	3.6%	5.9%
100 basis point decrease	(5.9)%	(8.8)%
Duration of Equity Model (a)
Base case duration of equity (in years)	.2	(2.6)
Key Period-End Interest Rates
One-month LIBOR	2.26%	1.23%
Three-month LIBOR	2.40%	1.33%
Three-year swap	3.05%	1.86%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
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
Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2018
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.5%	.5%	(.6)%
Second year sensitivity	.3%	(1.0)%	(3.0)%

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

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Table 32: Alternate Interest Rate Scenarios: One Year Forward
The third quarter 2018 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first nine months of 2018 and 2017 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2017 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $196 million for the nine months ended September 30, 2018 compared to $186 million for the same period in 2017. The increase was primarily due to higher foreign exchange client sales revenues. For the quarterly period, customer related trading revenue was $53 million for the third quarter of 2018 compared to $57 million in 2017. The decrease was primarily due to the impact of changes in credit valuations for customer-related derivatives, which was partially offset by higher client related trading and foreign exchange client revenues.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	September 30 2018	December 31 2017	Change
Dollars in millions			$	%
BlackRock	$7,909	$7,576	$333	4%
Tax credit investments	2,233	2,148	85	4%
Private equity and other	2,304	1,668	636	38%
Total	$12,446	$11,392	$1,054	9%

34    The PNC Financial Services Group, Inc. – Form 10-Q

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at September 30, 2018, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion and $.8 billion at September 30, 2018 and December 31, 2017, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2017 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.3 billion at both September 30, 2018 and December 31, 2017. As of September 30, 2018, $1.1 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See Item 1 Business - Supervision and Regulation in our 2017 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Effective January 1, 2018, $.6 billion of available for sale securities were reclassified to equity investments as part of the adoption of ASU 2016-01. These securities were primarily money market funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. At September 30, 2018, the estimated value of our investment in Visa Class B common shares was approximately $860 million while our cost basis was not significant. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded class of stock, which cannot happen until the resolution of the pending interchange litigation.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at September 30, 2018 and September 30, 2017.

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

RECENT REGULATORY DEVELOPMENTS

Consistent with Section 403 of the Economic Growth, Regulatory Relief and Consumer Protection Act (Relief Act), on August 22, 2018, the Federal Reserve, Office of Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC) jointly issued an interim final rule to amend the LCR rules to expand the definition of high quality liquid assets under those rules to include certain high quality municipal securities. The interim final rule took effect on August 31, 2018.

On September 5, 2018, the OCC issued an advance notice of proposed rulemaking soliciting public input on a framework for modernizing its regulations implementing the Community Reinvestment Act of 1977. The public comment period closes on November 19, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    35

On September 18, 2018, the Federal Reserve, OCC and FDIC jointly requested public comments on a proposal, consistent with Section 214 of the Relief Act, to implement changes under the U.S. Standardized Approach regulatory capital rules to limit the scope of commercial real estate exposures that receive a heightened (150 percent) risk weight. The public comment period on the proposal closes on November 27, 2018.

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

Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.

Table 34: Fair Value Measurements – Summary

	September 30, 2018		December 31, 2017
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$72,958	$6,269	$69,673	$6,475
Total assets at fair value as a percentage of consolidated assets	19%		18%
Level 3 assets as a percentage of total assets at fair value		9%		9%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$3,884	$406	$4,233	$531
Total liabilities at fair value as a percentage of consolidated liabilities	1%		1%
Level 3 liabilities as a percentage of total liabilities at fair value		10%		13%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

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

Income Taxes

See the Critical Accounting Estimates and Judgments section in Item 7 of our 2017 Form 10-K for information on our accounting of certain income tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017. Where certain income tax effects could be reasonably estimated, these were included as provisional amounts as of December 31, 2017. During the measurement period, which will end in December 2018, these estimates may be adjusted upon obtaining or analyzing additional information about facts and circumstances or clarifications of uncertain aspects of the newly enacted tax law, which if known would have affected the initially reported provisional amounts. No changes were made to these provisional amounts during the first nine months of 2018.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Financial Accounting Standards Board issued an ASU which permits the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Under this new transition method, an entity initially applies the new leases standard at the effective date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

• We plan to adopt the guidance in the first quarter of 2019, utilizing the new transition relief option.
• Implementation efforts are ongoing, including the recent deployment of our lessee accounting software solution.
• We continue to evaluate the impact of planned accounting policy elections and the new disclosure requirements. Our evaluation of the incremental borrowing rate to discount our future minimum lease payments in calculating the lease liabilities and corresponding right-of-use assets is substantially complete.
• Our evaluation of our initial lease population is substantially complete. We will continue to review service contracts through the effective date and may identify additional leases embedded within those arrangements that are within the scope of the ASU.
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
• We have evaluated the changes to the lessor accounting model and do not expect these changes to have a material impact on our financial statements.

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
• We continue to make progress towards design and development of CECL estimation methodologies, technological solutions, data requirements, revised disclosures, committee reporting and future state processes.
• We plan to review and validate loss model outputs, test end to end processes, and assess controls and future state governance structure during 2019. We continue to meet with industry groups, regulatory bodies and our external auditors regularly to discuss implementation related topics.
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
(a) Early adoption is permitted.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements.

The PNC Financial Services Group, Inc. – Form 10-Q    37

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2018, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2018, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to recently enacted tax legislation, changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impact of tariffs and other trade policies of the U.S. and its global trading partners.

–	Slowing or reversal of the current U.S. economic expansion.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory

38    The PNC Financial Services Group, Inc. – Form 10-Q

contingencies. These statements are based on our view that U.S. economic growth has accelerated over the past two years and will remain above its long-run trend for the remainder of 2018 and into 2019, in light of stimulus from corporate and personal income tax cuts passed in late 2017 that are expected to support business investment and consumer spending, respectively. We expect an increase in federal government spending will also support economic growth for the remainder of 2018 and into 2019. Further gradual improvement in the labor market this year and next, including job gains and rising wages, is another positive for consumer spending. Trade restrictions are a growing downside risk to the forecast. Inflation has accelerated to close to the Federal Open Market Committee's two percent objective. Short-term interest rates and bond yields are expected to rise throughout the remainder of 2018 and into 2019; after the Federal Open Market Committee raised the federal funds rate in September, our baseline forecast is for one additional rate hike in December 2018, pushing the rate to a range of 2.25% to 2.50% by the end of the year. We expect two 25 basis point increases in the fed funds rate in 2019 (in June and September); this would take the fed funds rate to a range of 2.75% to 3.00% by the end of next year.

•
Our ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s CCAR process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.

•
Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect (particularly those implementing the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee)), and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

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

We provide greater detail regarding these as well as other factors in our 2017 Form 10-K, our 2018 Form 10-Qs, and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in those reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    39

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2018	2017	2018	2017
Interest Income
Loans	$2,452	$2,140	$7,025	$6,084
Investment securities	584	501	1,653	1,489
Other	187	154	545	416
Total interest income	3,223	2,795	9,223	7,989
Interest Expense
Deposits	336	170	810	433
Borrowed funds	421	280	1,173	793
Total interest expense	757	450	1,983	1,226
Net interest income	2,466	2,345	7,240	6,763
Noninterest Income
Asset management	486	421	1,397	1,222
Consumer services	377	357	1,115	1,049
Corporate services	465	404	1,381	1,284
Residential mortgage	76	104	257	321
Service charges on deposits	186	181	522	512
Other	301	313	880	918
Total noninterest income	1,891	1,780	5,552	5,306
Total revenue	4,357	4,125	12,792	12,069
Provision For Credit Losses	88	130	260	316
Noninterest Expense
Personnel	1,413	1,286	4,123	3,819
Occupancy	195	204	616	628
Equipment	264	259	818	791
Marketing	71	62	201	184
Other	665	645	1,961	1,915
Total noninterest expense	2,608	2,456	7,719	7,337
Income before income taxes and noncontrolling interests	1,661	1,539	4,813	4,416
Income taxes	261	413	818	1,119
Net income	1,400	1,126	3,995	3,297
Less: Net income attributable to noncontrolling interests	11	12	31	39
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	24
Net income attributable to common shareholders	$1,325	$1,050	$3,780	$3,053
Earnings Per Common Share
Basic	$2.84	$2.18	$8.03	$6.29
Diluted	$2.82	$2.16	$7.96	$6.21
Average Common Shares Outstanding
Basic	465	479	469	483
Diluted	467	483	472	488
See accompanying Notes To Consolidated Financial Statements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net income	$1,400	$1,126	$3,995	$3,297
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(324)	61	(1,125)	281
Net unrealized gains (losses) on OTTI securities	(1)	66	16	164
Net unrealized gains (losses) on cash flow hedge derivatives	(71)	(47)	(377)	(134)
Pension and other postretirement benefit plan adjustments	1	11	70	(6)
Other	(17)	6	(25)	32
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(412)	97	(1,441)	337
Income tax benefit (expense) related to items of other comprehensive income	92	(21)	323	(94)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(320)	76	(1,118)	243
Comprehensive income	1,080	1,202	2,877	3,540
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	12	31	39
Comprehensive income attributable to PNC	$1,069	$1,190	$2,846	$3,501
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2018	December 31 2017
In millions, except par value
Assets
Cash and due from banks	$5,248	$5,249
Interest-earning deposits with banks	19,800	28,595
Loans held for sale (a)	1,108	2,655
Investment securities – available for sale	61,211	57,618
Investment securities – held to maturity	19,593	18,513
Loans (a)	223,053	220,458
Allowance for loan and lease losses	(2,584)	(2,611)
Net loans	220,469	217,847
Equity investments (b)	12,446	11,392
Mortgage servicing rights	2,136	1,832
Goodwill	9,218	9,173
Other (a)	28,851	27,894
Total assets	$380,080	$380,768
Liabilities
Deposits
Noninterest-bearing	$74,736	$79,864
Interest-bearing	190,148	185,189
Total deposits	264,884	265,053
Borrowed funds
Federal Home Loan Bank borrowings	20,036	21,037
Bank notes and senior debt	26,676	28,062
Subordinated debt	5,764	5,200
Other (c)	5,479	4,789
Total borrowed funds	57,955	59,088
Allowance for unfunded loan commitments and letters of credit	288	297
Accrued expenses and other liabilities	9,851	8,745
Total liabilities	332,978	333,183
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,710	2,710
Capital surplus	16,299	16,374
Retained earnings	38,080	35,481
Accumulated other comprehensive income (loss)	(1,260)	(148)
Common stock held in treasury at cost: 80 and 69 shares	(8,771)	(6,904)
Total shareholders’ equity	47,058	47,513
Noncontrolling interests	44	72
Total equity	47,102	47,585
Total liabilities and equity	$380,080	$380,768

(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.0 billion, Loans of $.8 billion and Other assets of
$.2 billion at September 30, 2018 and Loans held for sale of $1.7 billion, Loans of $.9 billion and Other assets of $.3 billion at December 31, 2017.

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

(c)	Our consolidated liabilities at both September 30, 2018 and December 31, 2017 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2018	2017
Operating Activities
Net income	$3,995	$3,297
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	260	316
Depreciation and amortization	839	859
Deferred income taxes	(116)	147
Changes in fair value of mortgage servicing rights	(57)	231
Undistributed earnings of BlackRock	(421)	(315)
Net change in
Trading securities and other short-term investments	293	252
Loans held for sale	910	37
Other assets	(2,194)	38
Accrued expenses and other liabilities	2,195	5
Other	(1)	(152)
Net cash provided (used) by operating activities	$5,703	$4,715
Investing Activities
Sales
Securities available for sale	$5,422	$4,192
Loans	1,180	1,493
Repayments/maturities
Securities available for sale	6,941	8,195
Securities held to maturity	1,917	2,196
Purchases
Securities available for sale	(17,635)	(8,676)
Securities held to maturity	(3,072)	(4,098)
Loans	(430)	(690)
Net change in
Federal funds sold and resale agreements	313	(397)
Interest-earning deposits with banks	8,795	998
Loans	(4,120)	(10,606)
Net cash paid for acquisition		(1,323)
Other	(965)	(788)
Net cash provided (used) by investing activities	$(1,654)	$(9,504)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Nine Months Ended September 30
	2018	2017
Financing Activities
Net change in
Noninterest-bearing deposits	$(5,114)	$(165)
Interest-bearing deposits	4,959	3,834
Federal funds purchased and repurchase agreements	1,037	(33)
Federal Home Loan Bank borrowings		3,000
Commercial paper	(100)
Other borrowed funds	(109)	829
Sales/issuances
Federal Home Loan Bank borrowings	6,500	6,000
Bank notes and senior debt	3,238	5,309
Subordinated debt	1,243
Other borrowed funds	400	277
Common and treasury stock	61	94
Repayments/maturities
Federal Home Loan Bank borrowings	(7,501)	(6,011)
Bank notes and senior debt	(4,175)	(1,800)
Subordinated debt	(575)	(2,408)
Other borrowed funds	(429)	(268)
Redemption of noncontrolling interests		(1,000)
Acquisition of treasury stock	(2,145)	(1,927)
Preferred stock cash dividends paid	(181)	(181)
Common stock cash dividends paid	(1,159)	(904)
Net cash provided (used) by financing activities	$(4,050)	$4,646
Net Increase (Decrease) In Cash And Due From Banks	(1)	(143)
Cash and due from banks at beginning of period	5,249	4,879
Cash and due from banks at end of period	$5,248	$4,736
Supplemental Disclosures
Interest paid	$1,881	$1,201
Income taxes paid	$324	$53
Income taxes refunded	$463	$11
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$359	$295
Transfer from loans to foreclosed assets	$145	$164
Transfer from trading securities to investment securities		$192
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

Revenue Recognition

We earn interest and noninterest income from various sources, including:

•	Lending,

•	Securities portfolio,

•	Asset management,

•	Customer deposits,

•	Loan sales, loan securitizations, and servicing,

•	Brokerage services,

•	Sale of securities,

•	Certain private equity activities, and

•	Securities, derivatives and foreign exchange activities.

The PNC Financial Services Group, Inc. – Form 10-Q    45

In addition, we earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees,

•	Deposit account services,

•	Merchant services,

•	Selling various insurance products,

•	Providing treasury management services,

•	Providing merger and acquisition advisory and related services

•	Debit and credit card transactions, and

•	Participating in certain capital markets transactions.

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

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

Recently Adopted Accounting Standards

We did not adopt any new accounting standards that had a significant impact during the third quarter of 2018.

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

The following table provides cash flows associated with our loan sale and servicing activities.
Table 35: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2018
Sales of loans (b)	$1,242	$953
Repurchases of previously transferred loans (c)	$90
Servicing fees (d)	$88	$34
Servicing advances recovered/(funded), net	$2	$19
Cash flows on mortgage-backed securities held (e)	$574	$51
Cash Flows - Three months ended September 30, 2017
Sales of loans (b)	$1,468	$1,280
Repurchases of previously transferred loans (c)	$103
Servicing fees (d)	$95	$32
Servicing advances recovered/(funded), net	$(4)	$(1)
Cash flows on mortgage-backed securities held (e)	$372	$13
Cash Flows - Nine months ended September 30, 2018
Sales of loans (b)	$3,486	$2,613
Repurchases of previously transferred loans (c)	$286
Servicing fees (d)	$269	$100
Servicing advances recovered/(funded), net	$45	$24
Cash flows on mortgage-backed securities held (e)	$1,445	$100
Cash Flows - Nine months ended September 30, 2017
Sales of loans (b)	$4,385	$3,639
Repurchases of previously transferred loans (c)	$331
Servicing fees (d)	$281	$95
Servicing advances recovered/(funded), net	$80	$25
Cash flows on mortgage-backed securities held (e)	$1,066	$196

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes residential mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option and loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $13.0 billion, $8.8 billion, and $7.6 billion in residential mortgage-backed securities and $.6 billion, $.6 billion, and $.7 billion in commercial mortgage-backed securities at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Table 36 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2018.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Table 36: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2018
Total principal balance	$55,085	$49,706
Delinquent loans (b)	$662	$240
December 31, 2017
Total principal balance	$58,320	$49,116
Delinquent loans (b)	$899	$355
Three months ended September 30, 2018
Net charge-offs (c)	$9	$117
Three months ended September 30, 2017
Net charge-offs (c)	$13	$228
Nine months ended September 30, 2018
Net charge-offs (c)	$34	$169
Nine months ended September 30, 2017
Net charge-offs (c)	$62	$639

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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
Table 37: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2018
Mortgage-Backed Securitizations (b)	$13,892	$13,892	(c)
Tax Credit Investments and Other	3,015	3,003	(d)	$790	(e)
Total	$16,907	$16,895		$790
December 31, 2017
Mortgage-Backed Securitizations (b)	$9,738	$9,738	(c)
Tax Credit Investments and Other	3,069	3,001	(d)	$858	(e)
Total	$12,807	$12,739		$858

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the nine months ended September 30, 2018, we recognized $168 million of amortization, $179 million of tax credits, and $39 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the third quarter of 2018 were $56 million, $60 million and $13 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    49

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
The following tables display the delinquency status of our loans and our nonperforming assets at September 30, 2018 and December 31, 2017, respectively.

Table 38: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
September 30, 2018
Commercial Lending
Commercial	$113,189	$60	$35	$67	$162		$320			$113,671
Commercial real estate	28,484	8	3		11		68			28,563
Equipment lease financing	7,164	29	16		45		5			7,214
Total commercial lending	148,837	97	54	67	218		393			149,448
Consumer Lending
Home equity	24,967	77	30		107		828		$726	26,628
Residential real estate	15,733	130	67	357	554	(b)	363	$177	1,376	18,203
Credit card	5,852	45	28	48	121		6			5,979
Other consumer
Automobile	14,077	104	25	8	137		95			14,309
Education and other	8,186	98	54	139	291	(b)	9			8,486
Total consumer lending	68,815	454	204	552	1,210		1,301	177	2,102	73,605
Total	$217,652	$551	$258	$619	$1,428		$1,694	$177	$2,102	$223,053
Percentage of total loans	97.58%	.25%	.12%	.28%	.64%		.76%	.08%	.94%	100.00%
December 31, 2017
Commercial Lending
Commercial	$109,989	$45	$25	$39	$109		$429			$110,527
Commercial real estate	28,826	27	2		29		123			28,978
Equipment lease financing	7,914	17	1		18		2			7,934
Total commercial lending	146,729	89	28	39	156		554			147,439
Consumer Lending
Home equity	26,561	78	26		104		818		$881	28,364
Residential real estate	14,389	151	74	486	711	(b)	400	$197	1,515	17,212
Credit card	5,579	43	26	45	114		6			5,699
Other consumer
Automobile	12,697	79	20	8	107		76			12,880
Education and other	8,525	105	64	159	328	(b)	11			8,864
Total consumer lending	67,751	456	210	698	1,364		1,311	197	2,396	73,019
Total	$214,480	$545	$238	$737	$1,520		$1,865	$197	$2,396	$220,458
Percentage of total loans	97.29%	.25%	.11%	.33%	.69%		.85%	.09%	1.08%	100.00%

50    The PNC Financial Services Group, Inc. – Form 10-Q

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment in a loan includes the unpaid principal balance plus net accounting adjustments, less any charge-offs. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion at September 30, 2018 and December 31, 2017, respectively, and Education and other consumer loans totaling $.2 billion and $.3 billion at September 30, 2018 and December 31, 2017, respectively.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both September 30, 2018 and December 31, 2017.

At September 30, 2018, we pledged $17.0 billion of commercial loans to the Federal Reserve Bank and $63.7 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2017 were $18.7 billion and $62.8 billion, respectively.
Table 39: Nonperforming Assets

Dollars in millions	September 30 2018	December 31 2017
Nonperforming loans
Total commercial lending	$393	$554
Total consumer lending (a)	1,301	1,311
Total nonperforming loans	1,694	1,865
OREO, foreclosed and other assets	131	170
Total nonperforming assets	$1,825	$2,035
Nonperforming loans to total loans	.76%	.85%
Nonperforming assets to total loans, OREO, foreclosed and other assets	.82%	.92%
Nonperforming assets to total assets	.48%	.53%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered troubled debt restructurings (TDRs). See Note 1 Accounting Policies in our 2017 Form 10-K and the TDR section of this Note 3.

Total nonperforming loans in Table 39 include TDRs of $.9 billion at September 30, 2018 and $1.0 billion at December 31, 2017. TDRs that are performing, including consumer credit card TDR loans, totaled $1.0 billion at September 30, 2018 and $1.1 billion at December 31, 2017, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

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

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 40: Commercial Lending Asset Quality Indicators (a)

		Criticized Commercial Loans
In millions	Pass Rated	Special Mention (b)	Substandard (c)	Doubtful (d)	Total Loans
September 30, 2018
Commercial	$107,854	$2,046	$3,722	$49	$113,671
Commercial real estate	28,194	127	241	1	28,563
Equipment lease financing	7,063	84	64	3	7,214
Total commercial lending	$143,111	$2,257	$4,027	$53	$149,448
December 31, 2017
Commercial	$105,280	$1,858	$3,331	$58	$110,527
Commercial real estate	28,380	148	435	15	28,978
Equipment lease financing	7,754	77	102	1	7,934
Total commercial lending	$141,414	$2,083	$3,868	$74	$147,439

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

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes, excluding consumer purchased impaired loans of $2.1 billion and $2.4 billion at September 30, 2018 and December 31, 2017, respectively, and government insured or guaranteed residential real estate mortgages of $.7 billion and $.8 billion at September 30, 2018 and December 31, 2017, respectively.

Table 41: Asset Quality Indicators for Home Equity and Residential Real Estate Loans – Excluding Purchased Impaired and Government Insured or Guaranteed Loans (a)

	Home Equity		Residential Real Estate	Total
September 30, 2018 - in millions	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$163	$348	$134	$645
Less than or equal to 660 (b)	27	47	15	89
Missing FICO	1	4	1	6
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	280	720	269	1,269
Less than or equal to 660 (b)	38	89	30	157
Missing FICO	1	5	3	9
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	299	814	315	1,428
Less than or equal to 660	41	93	24	158
Missing FICO	2	5	4	11
Less than 90% and updated FICO scores:
Greater than 660	13,075	7,721	14,724	35,520
Less than or equal to 660	1,157	775	555	2,487
Missing FICO	35	48	92	175
Total home equity and residential real estate loans	$15,119	$10,669	$16,166	$41,954

52    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2017 - in millions	Home Equity		Residential Real Estate	Total
	1st Liens	2nd Liens
Current estimated LTV ratios
Greater than or equal to 125% and updated FICO scores:
Greater than 660	$108	$385	$126	$619
Less than or equal to 660 (b)	21	64	23	108
Missing FICO	1	5	1	7
Greater than or equal to 100% to less than 125% and updated FICO scores:
Greater than 660	300	842	253	1,395
Less than or equal to 660 (b)	46	143	45	234
Missing FICO	2	9	5	16
Greater than or equal to 90% to less than 100% and updated FICO scores:
Greater than 660	331	890	324	1,545
Less than or equal to 660	55	134	55	244
Missing FICO	2	9	4	15
Less than 90% and updated FICO scores:
Greater than 660	13,954	8,066	13,445	35,465
Less than or equal to 660	1,214	774	507	2,495
Missing FICO	42	57	95	194
Total home equity and residential real estate loans	$16,076	$11,378	$14,883	$42,337

(a)	Amounts shown represent recorded investment.

(b)
Higher risk loans are defined as loans with both an updated FICO score of less than or equal to 660 and an updated LTV greater than or equal to 100%. The following states had the highest percentage of higher risk loans at September 30, 2018: New Jersey 17%, Pennsylvania 17%, Illinois 12%, Ohio 9%, Maryland 7%, Florida 5%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 24% of the higher risk loans. The following states had the highest percentage of higher risk loans at December 31, 2017: New Jersey 17%, Pennsylvania 13%, Illinois 13%, Ohio 9%, Maryland 8%, Florida 6%, North Carolina 5% and Michigan 4%. The remainder of the states had lower than 4% of the higher risk loans individually, and collectively they represent approximately 25% of the higher risk loans.

Credit Card and Other Consumer Loan Classes
The following table presents asset quality indicators for the credit card and other consumer loan classes.
Table 42: Credit Card and Other Consumer Loan Classes Asset Quality Indicators

	Credit Card		Other Consumer (a)
Dollars in millions	Amount	% of Total Loans Using FICO Credit Metric	Amount	% of Total Loans Using FICO Credit Metric
September 30, 2018
FICO score greater than 719	$3,588	60%	$10,385	58%
650 to 719	1,672	28%	5,087	28%
620 to 649	268	5%	1,048	6%
Less than 620	326	5%	1,034	6%
No FICO score available or required (b)	125	2%	395	2%
Total loans using FICO credit metric	5,979	100%	17,949	100%
Consumer loans using other internal credit metrics (a)			4,846
Total loan balance	$5,979		$22,795
Weighted-average updated FICO score (b)		732		733
December 31, 2017
FICO score greater than 719	$3,457	61%	$10,366	63%
650 to 719	1,596	28%	4,352	27%
620 to 649	250	4%	659	4%
Less than 620	272	5%	715	4%
No FICO score available or required (b)	124	2%	314	2%
Total loans using FICO credit metric	5,699	100%	16,406	100%
Consumer loans using other internal credit metrics (a)			5,338
Total loan balance	$5,699		$21,744
Weighted-average updated FICO score (b)		735		741

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

The PNC Financial Services Group, Inc. – Form 10-Q    53

Troubled Debt Restructurings (TDRs)
Table 43 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and nine months ended September 30, 2018 and September 30, 2017. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2017 Form 10-K for additional discussion of TDRs.
Table 43: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2018 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	18	$115	$2	$24	$81	$107
Total consumer lending	3,147	45		19	23	42
Total TDRs	3,165	$160	$2	$43	$104	$149
During the three months ended September 30, 2017 Dollars in millions
Total commercial lending	25	$44	$14		$30	$44
Total consumer lending	2,965	52		$36	15	51
Total TDRs	2,990	$96	$14	$36	$45	$95

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2018 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	65	$145	$2	$26	$105	$133
Total consumer lending	9,015	129	1	66	52	119
Total TDRs	9,080	$274	$3	$92	$157	$252
During the nine months ended September 30, 2017 Dollars in millions
Total commercial lending	107	$256	$18	$6	$191	$215
Total consumer lending	8,839	179		116	62	178
Total TDRs	8,946	$435	$18	$122	$253	$393

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2018 and January 1, 2017, respectively, and (ii) subsequently defaulted during the three and nine months ended September 30, 2018 totaled $19 million and $44 million, respectively. The comparable amounts for the three and nine months ended September 30, 2017 totaled $49 million and $107 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2018 and September 30, 2017. Table 44 provides further detail on impaired loans individually evaluated for impairment and the associated allowance for loan and lease losses (ALLL). Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 44: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
September 30, 2018
Impaired loans with an associated allowance
Total commercial lending	$494	$333	$65	$357
Total consumer lending	933	879	145	925
Total impaired loans with an associated allowance	1,427	1,212	210	1,282
Impaired loans without an associated allowance
Total commercial lending	326	262		287
Total consumer lending	1,039	618		650
Total impaired loans without an associated allowance	1,365	880		937
Total impaired loans	$2,792	$2,092	$210	$2,219
December 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$580	$353	$76	$419
Total consumer lending	1,061	1,014	195	1,072
Total impaired loans with an associated allowance	1,641	1,367	271	1,491
Impaired loans without an associated allowance
Total commercial lending	494	366		330
Total consumer lending	1,019	638		648
Total impaired loans without an associated allowance	1,513	1,004		978
Total impaired loans	$3,154	$2,371	$271	$2,469

(a)	Average recorded investment is for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.
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
A rollforward of the ALLL and associated loan data follows:
Table 45: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2018			2017
At or for the nine months ended September 30 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,582	$1,029	$2,611	$1,534	$1,055	$2,589
Charge-offs	(92)	(472)	(564)	(155)	(422)	(577)
Recoveries	74	177	251	86	157	243
Net (charge-offs)	(18)	(295)	(313)	(69)	(265)	(334)
Provision for credit losses	48	212	260	153	163	316
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	7	2	9	9	(1)	8
Other	(1)	18	17	1	25	26
September 30	$1,618	$966	$2,584	$1,628	$977	$2,605
TDRs individually evaluated for impairment	$28	$145	$173	$49	$194	$243
Other loans individually evaluated for impairment	37		37	44		44
Loans collectively evaluated for impairment	1,553	547	2,100	1,515	499	2,014
Purchased impaired loans		274	274	20	284	304
September 30	$1,618	$966	$2,584	$1,628	$977	$2,605
Loan Portfolio
TDRs individually evaluated for impairment	$389	$1,497	$1,886	$429	$1,673	$2,102
Other loans individually evaluated for impairment	206		206	289		289
Loans collectively evaluated for impairment	148,853	69,253	218,106	147,751	67,603	215,354
Fair value option loans (a)		753	753		807	807
Purchased impaired loans		2,102	2,102	58	2,499	2,557
September 30	$149,448	$73,605	$223,053	$148,527	$72,582	$221,109
Portfolio segment ALLL as a percentage of total ALLL	63%	37%	100%	62%	38%	100%
Ratio of ALLL to total loans	1.08%	1.31%	1.16%	1.10%	1.35%	1.18%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    55

NOTE 5 INVESTMENT SECURITIES
Table 46: Investment Securities Summary

	September 30, 2018				December 31, 2017
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$17,054	$91	$(294)	$16,851	$14,432	$173	$(84)	$14,521
Residential mortgage-backed
Agency	28,694	46	(838)	27,902	25,534	121	(249)	25,406
Non-agency	2,034	331	(13)	2,352	2,443	336	(21)	2,758
Commercial mortgage-backed
Agency	2,050		(85)	1,965	1,960	2	(58)	1,904
Non-agency	2,561	7	(29)	2,539	2,603	19	(9)	2,613
Asset-backed	5,545	64	(17)	5,592	5,331	74	(8)	5,397
Other debt	3,969	92	(51)	4,010	4,322	129	(17)	4,434
Total debt securities	61,907	631	(1,327)	61,211	56,625	854	(446)	57,033
Other (a)					587		(2)	585
Total securities available for sale	$61,907	$631	$(1,327)	$61,211	$57,212	$854	$(448)	$57,618
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$754	$19	$(38)	$735	$741	$37	$(13)	$765
Residential mortgage-backed
Agency	15,962	6	(573)	15,395	14,503	77	(139)	14,441
Non-agency	155			155	167	7		174
Commercial mortgage-backed
Agency	164	1	(2)	163	407	4		411
Non-agency	502		(1)	501	538	10		548
Asset-backed	187			187	200	1		201
Other debt	1,869	44	(28)	1,885	1,957	88	(20)	2,025
Total securities held to maturity	$19,593	$70	$(642)	$19,021	$18,513	$224	$(172)	$18,565

(a)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of Accounting Standards Update (ASU) 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI, unless credit-related. Securities held to maturity are carried at amortized cost. At September 30, 2018, AOCI included pretax gains of $27 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 47 presents gross unrealized losses and fair value of debt securities at September 30, 2018 and December 31, 2017. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2018
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(177)	$8,745	$(117)	$2,253	$(294)	$10,998
Residential mortgage-backed
Agency	(331)	15,278	(507)	9,409	(838)	24,687
Non-agency	(1)	105	(12)	308	(13)	413
Commercial mortgage-backed
Agency	(8)	412	(77)	1,473	(85)	1,885
Non-agency	(19)	1,128	(10)	196	(29)	1,324
Asset-backed	(14)	3,095	(3)	372	(17)	3,467
Other debt	(24)	1,564	(27)	838	(51)	2,402
Total debt securities available for sale	$(574)	$30,327	$(753)	$14,849	$(1,327)	$45,176
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies			$(38)	$429	$(38)	$429
Residential mortgage-backed - Agency	$(232)	$8,631	(341)	5,797	(573)	14,428
Commercial mortgage-backed
Agency	(2)	64			(2)	64
Non-agency	(1)	344			(1)	344
Other debt	(7)	144	(21)	102	(28)	246
Total debt securities held to maturity	$(242)	$9,183	$(400)	$6,328	$(642)	$15,511
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(42)	$6,099	$(42)	$1,465	$(84)	$7,564
Residential mortgage-backed
Agency	(47)	8,151	(202)	9,954	(249)	18,105
Non-agency			(21)	383	(21)	383
Commercial mortgage-backed
Agency	(11)	524	(47)	1,302	(58)	1,826
Non-agency	(3)	400	(6)	333	(9)	733
Asset-backed	(4)	1,697	(4)	462	(8)	2,159
Other debt	(3)	966	(14)	798	(17)	1,764
Total debt securities available for sale	$(110)	$17,837	$(336)	$14,697	$(446)	$32,534
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(3)	$195	$(10)	$255	$(13)	$450
Residential mortgage-backed - Agency	(10)	3,167	(129)	6,168	(139)	9,335
Other debt	(12)	83	(8)	67	(20)	150
Total debt securities held to maturity	$(25)	$3,445	$(147)	$6,490	$(172)	$9,935
Evaluating Investment Securities for OTTI

For the securities in Table 47, as of September 30, 2018 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2017 Form 10-K. For those securities on our Consolidated Balance Sheet at September 30, 2018, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first nine months of 2018 and 2017, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 48: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Proceeds	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2018	$5,464	$43	$(48)	(5)	$(1)
2017	$4,221	$31	$(21)	$10	$3

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2018.
Table 49: Contractual Maturity of Debt Securities

September 30, 2018 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$265	$12,052	$4,434	$303	$17,054
Residential mortgage-backed
Agency	2	67	611	28,014	28,694
Non-agency				2,034	2,034
Commercial mortgage-backed
Agency	4	457	412	1,177	2,050
Non-agency			445	2,116	2,561
Asset-backed	18	2,129	2,110	1,288	5,545
Other debt	604	1,694	692	979	3,969
Total debt securities available for sale	$893	$16,399	$8,704	$35,911	$61,907
Fair value	$892	$16,160	$8,666	$35,493	$61,211
Weighted-average yield, GAAP basis	2.63%	2.17%	2.93%	3.16%	2.85%
Securities Held to Maturity
U.S. Treasury and government agencies			$484	$270	$754
Residential mortgage-backed
Agency		$69	507	15,386	15,962
Non-agency				155	155
Commercial mortgage-backed
Agency	$62	47	4	51	164
Non-agency				502	502
Asset-backed		12	100	75	187
Other debt	34	532	803	500	1,869
Total debt securities held to maturity	$96	$660	$1,898	$16,939	$19,593
Fair value	$96	$668	$1,912	$16,345	$19,021
Weighted-average yield, GAAP basis	4.67%	3.82%	3.45%	3.26%	3.30%
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At September 30, 2018, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA), that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $36.5 billion and fair value of $35.3 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 50: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2018	December 31 2017
Pledged to others	$9,166	$8,175
Accepted from others:
Permitted by contract or custom to sell or repledge	$790	$1,152
Permitted amount repledged to others	$790	$1,097
The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

58    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 51: Fair Value Measurements – Recurring Basis Summary

	September 30, 2018				December 31, 2017
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$628	$3	$631		$829	$3	$832
Commercial mortgage loans held for sale		329	89	418		723	107	830
Securities available for sale
U.S. Treasury and government agencies	$16,422	429		16,851	$14,088	433		14,521
Residential mortgage-backed
Agency		27,902		27,902		25,406		25,406
Non-agency		84	2,268	2,352		97	2,661	2,758
Commercial mortgage-backed
Agency		1,965		1,965		1,904		1,904
Non-agency		2,539		2,539		2,613		2,613
Asset-backed		5,299	293	5,592		5,065	332	5,397
Other debt		3,921	89	4,010		4,347	87	4,434
Total debt securities	16,422	42,139	2,650	61,211	14,088	39,865	3,080	57,033
Other (a)					524	61		585
Total securities available for sale	16,422	42,139	2,650	61,211	14,612	39,926	3,080	57,618
Loans		472	281	753		571	298	869
Equity investments (b)	591	59	1,042	1,904			1,036	1,265
Residential mortgage servicing rights			1,370	1,370			1,164	1,164
Commercial mortgage servicing rights			766	766			668	668
Trading securities (c)	1,678	1,883	2	3,563	1,243	1,670	2	2,915
Financial derivatives (c) (d)		1,781	8	1,789		2,864	10	2,874
Other assets	309	186	58	553	278	253	107	638
Total assets	$19,000	$47,477	$6,269	$72,958	$16,133	$46,836	$6,475	$69,673
Liabilities
Other borrowed funds	$517	$361	$9	$887	$1,079	$254	$11	$1,344
Financial derivatives (d) (e)		2,600	342	2,942		2,369	487	2,856
Other liabilities			55	55			33	33
Total liabilities	$517	$2,961	$406	$3,884	$1,079	$2,623	$531	$4,233

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

(d)
Amounts at September 30, 2018 and December 31, 2017 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017 follow:
Table 52: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2018
Assets
Residential mortgage loans held for sale	$4				$2	$(1)			$5	$(7)	$3
Commercial mortgage loans held for sale	91	$1						$(3)			89
Securities available for sale
Residential mortgage- backed non-agency	2,405	18		$(1)				(154)			2,268
Asset-backed	308	2		(3)				(14)			293
Other debt	91			1	2					(5)	89
Total securities available for sale	2,804	20		(3)	2			(168)		(5)	2,650
Loans	282	4			25	(18)		(1)	8	(19)	281
Equity investments	1,167	81			52	(258)					1,042	$18
Residential mortgage servicing rights	1,297	41			66		$12	(46)			1,370	41
Commercial mortgage servicing rights	748	23			16		16	(37)			766	23
Trading securities	2										2
Financial derivatives	16	9						(17)			8	11
Other assets	63	(3)						(2)			58	(3)
Total assets	$6,474	$176		$(3)	$163	$(277)	$28	$(274)	$13	$(31)	$6,269	$90
Liabilities
Other borrowed funds	$7						$18	$(16)			$9
Financial derivatives	384	$26				$5		(73)			342	$32
Other liabilities	47	4					58	(54)			55
Total liabilities	$438	$30				$5	$76	$(143)			$406	$32
Net gains (losses)		$146	(c)									$58	(d)

60    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2017

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2017
Assets
Residential mortgage loans held for sale	$5				$2				$1	$(6)	$2
Commercial mortgage loans held for sale	982	$14				$(1,280)	$1,066	$(24)			758	$(2)
Securities available for sale
Residential mortgage- backed non-agency	2,964	19		$61				(199)			2,845
Asset-backed	361	3		4		(1)		(19)			348
Other debt	78			3	9	(7)					83
Total securities available for sale	3,403	22		68	9	(8)		(218)			3,276
Loans	290	2			20	(3)		(14)	5	(9)	291
Equity investments	987	54			103	(83)					1,061	38
Residential mortgage servicing rights	1,249	(10)			18		14	(45)			1,226	(9)
Commercial mortgage servicing rights	618	6			14		19	(29)			628	6
Trading securities	2										2
Financial derivatives	22	16			1			(17)			22	22
Other assets	89	5									94	5
Total assets	$7,647	$109		$68	$167	$(1,374)	$1,099	$(347)	$6	$(15)	$7,360	$60
Liabilities
Other borrowed funds	$8						$16	$(15)			$9
Financial derivatives	248	$16				$1		(17)			248	$13
Other liabilities	33	3					16	(18)			34	4
Total liabilities	$289	$19				$1	$32	$(50)			$291	$17
Net gains (losses)		$90	(c)									$43	(d)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    61

(continued from previous page)

Nine Months Ended September 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2018
Assets
Residential mortgage loans held for sale	$3				$4	$(2)			$10	$(12)	$3
Commercial mortgage loans held for sale	107							$(18)			89
Securities available for sale
Residential mortgage- backed non-agency	2,661	$38		$7				(438)			2,268
Asset-backed	332	2		1				(42)			293
Other debt	87	5		8	6			(12)		(5)	89
Total securities available for sale	3,080	45		16	6			(492)		(5)	2,650
Loans	298	9			80	(27)		(44)	8	(43)	281	$1
Equity investments	1,036	169			213	(376)					1,042	77
Residential mortgage servicing rights	1,164	188			113		$35	(130)			1,370	180
Commercial mortgage servicing rights	668	104			60		39	(105)			766	104
Trading securities	2										2
Financial derivatives	10	33			2			(37)			8	37
Other assets	107	(5)						(44)			58	(5)
Total assets	$6,475	$543		$16	$478	$(405)	$74	$(870)	$18	$(60)	$6,269	$394
Liabilities
Other borrowed funds	$11						$50	$(52)			$9
Financial derivatives	487	$3				$10		(158)			342	$5
Other liabilities	33	9			$12		92	(91)			55	8
Total liabilities	$531	$12			$12	$10	$142	$(301)			$406	$13
Net gains (losses)		$531	(c)									$381	(d)

62    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at September 30, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2017
Assets
Residential mortgage loans held for sale	$2				$8	$(1)			$6	$(13)		$2
Commercial mortgage loans held for sale	1,400	$51				(3,640)	$3,011	$(64)				758	$(13)
Securities available for sale
Residential mortgage- backed non-agency	3,254	69		$130				(608)				2,845	(1)
Commercial mortgage- backed non-agency		12				(12)
Asset-backed	403	11		19		(26)		(59)				348
Other debt	66			15	11	(8)		(1)				83
Total securities available for sale	3,723	92		164	11	(46)		(668)				3,276	(1)
Loans	335	(3)			60	(22)		(51)	11	(39)		291	(8)
Equity investments	1,331	211			184	(482)				(183)	(e)	1,061	127
Residential mortgage servicing rights	1,182	(40)			172		42	(130)				1,226	(37)
Commercial mortgage servicing rights	576	20			48		65	(81)				628	19
Trading securities	2											2
Financial derivatives	40	33			3			(54)				22	58
Other assets	239	10						(155)				94	10
Total assets	$8,830	$374		$164	$486	$(4,191)	$3,118	$(1,203)	$17	$(235)		$7,360	$155
Liabilities
Other borrowed funds	$10						$51	$(52)				$9
Financial derivatives	414	$34				$3		(203)				248	$36
Other liabilities	9	22					165	(162)				34	24
Total liabilities	$433	$56				$3	$216	$(417)				$291	$60
Net gains (losses)		$318	(c)										$95	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 53: Fair Value Measurements – Recurring Quantitative Information

September 30, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$89	Discounted cash flow	Spread over the benchmark curve (a)	520bps - 1,730bps (1,139bps)
Residential mortgage-backed non-agency securities	2,268	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 33.0% (10.7%)
			Constant default rate	0.0% - 17.8% (5.4%)
			Loss Severity	10.0% - 100.0% (49.5%)
			Spread over the benchmark curve (a)	163bps weighted-average
Asset-backed securities	293	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (8.5%)
			Constant default rate	1.0% - 9.3% (4.0%)
			Loss Severity	15.0% - 100.0% (63.1%)
			Spread over the benchmark curve (a)	123bps weighted-average
Loans	140	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.5%)
			Loss severity	0.0% - 100.0% (17.7%)
			Discount rate	5.5% - 8.3% (5.8%)
	86	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.8% weighted-average
	55	Consensus pricing (b)	Credit & Liquidity Discount	0.0% - 99.0% (61.0%)
Equity investments	1,042	Multiple of adjusted earnings	Multiple of earnings	5.0x - 29.7x (8.6x)
Residential mortgage servicing rights	1,370	Discounted cash flow	Constant prepayment rate	0.0% - 46.9% (8.1%)
			Spread over the benchmark curve (a)	365bps - 1,783bps (820bps)
Commercial mortgage servicing rights	766	Discounted cash flow	Constant prepayment rate	5.4% - 13.8% (6.4%)
			Discount rate	5.9% - 8.9% (8.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(272)	Discounted cash flow	Conversion factor of Class B shares into Class A shares	163.0% weighted-average
			Estimated growth rate of Visa Class a share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	26
Total Level 3 assets, net of liabilities (d)	$5,863

64    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$107	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,470bps (1,020bps)
Residential mortgage-backed non-agency securities	2,661	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 31.6% (10.8%)
			Constant default rate	0.1% - 18.8% (5.4%)
			Loss severity	15.0% - 100.0% (51.5%)
			Spread over the benchmark curve (a)	190bps weighted-average
Asset-backed securities	332	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (7.9%)
			Constant default rate	2.0% - 11.8% (5.4%)
			Loss severity	15.0% - 100.0% (68.5%)
			Spread over the benchmark curve (a)	179bps weighted-average
Loans	133	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (20.6%)
			Discount rate	5.5% - 8.0% (5.7%)
	104	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.9% weighted-average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,036	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.3x)
Residential mortgage servicing rights	1,164	Discounted cash flow	Constant prepayment rate	0.0% - 36.7% (10.0%)
			Spread over the benchmark curve (a)	390bps - 1,839bps (830bps)
Commercial mortgage servicing rights	668	Discounted cash flow	Constant prepayment rate	7.7% - 14.2% (8.5%)
			Discount rate	6.4% - 7.9% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(380)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted-average
			Estimated growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	58
Total Level 3 assets, net of liabilities (d)	$5,944

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $6.3 billion and total Level 3 liabilities of $.4 billion as of September 30, 2018 and $6.4 billion and $.5 billion as of December 31, 2017, respectively.

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
Table 54: Fair Value Measurements – Nonrecurring

	Fair Value (a)		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2018	December 31 2017	September 30 2018	September 30 2017	September 30 2018	September 30 2017
Assets
Nonaccrual loans	$97	$100	$(11)	$(1)	$(14)	$(11)
OREO and foreclosed assets	53	70	(2)	(5)	(2)	(10)
Long-lived assets	3	80	(1)	(3)	(1)	(11)
Total assets	$153	$250	$(14)	$(9)	$(17)	$(32)

(a)	All Level 3 as of September 30, 2018 and December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Quantitative information about the significant unobservable inputs within Level 3 nonrecurring assets follows:

Table 55: Fair Value Measurements – Nonrecurring Quantitative Information

Level 3 Instruments Only In millions	Fair Value	Valuation Techniques	Unobservable Inputs
September 30, 2018
Assets
Nonaccrual loans	$97	Fair value of property or collateral	Appraised value/sales price
OREO and foreclosed assets	53	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	3	Fair value of property or collateral	Appraised value/sales price
Total assets	$153
December 31, 2017
Assets
Nonaccrual loans	$100	Fair value of property or collateral	Appraised value/sales price
OREO and foreclosed assets	70	Fair value of property or collateral	Appraised value/sales price
Long-lived assets	47	Fair value of property or collateral	Appraised value/sales price
	20	Fair value of property or collateral	Broker opinion
	13	Fair value of property or collateral	Projected income/required improvement costs
Total assets	$250

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2017 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 56: Fair Value Option – Fair Value and Principal Balances

	September 30, 2018			December 31, 2017
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$623	$609	$14	$822	$796	$26
Accruing loans 90 days or more past due	2	2		3	3
Nonaccrual loans	6	7	(1)	7	8	(1)
Total	$631	$618	$13	$832	$807	$25
Commercial mortgage loans held for sale (a)
Performing loans	$417	$438	$(21)	$828	$842	$(14)
Nonaccrual loans	1	2	(1)	2	3	(1)
Total	$418	$440	$(22)	$830	$845	$(15)
Residential mortgage loans
Performing loans	$263	$284	$(21)	$251	$280	$(29)
Accruing loans 90 days or more past due	313	325	(12)	421	431	(10)
Nonaccrual loans	177	288	(111)	197	317	(120)
Total	$753	$897	$(144)	$869	$1,028	$(159)
Other assets	$167	$175	$(8)	$216	$212	$4
Liabilities
Other borrowed funds	$62	$64	$(2)	$84	$85	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2018 or December 31, 2017.

66    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 57: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2018	2017	2018	2017
Assets
Residential mortgage loans held for sale	$13	$39	$25	$101
Commercial mortgage loans held for sale	$16	$15	$41	$58
Residential mortgage loans	$7	$7	$17	$18
Other assets	$(1)	$16	$(11)	$36
Liabilities
Other liabilities	$(3)	$(5)	$(8)	$(24)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2018 and December 31, 2017.

Table 58: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets
Cash and due from banks	$5,248	$5,248	$5,248
Interest-earning deposits with banks	19,800	19,800		$19,800
Securities held to maturity	19,593	19,021	735	18,137	$149
Net loans (excludes leases)	212,502	212,151			212,151
Other assets	4,865	4,865		4,858	7
Total assets	$262,008	$261,085	$5,983	$42,795	$212,307
Liabilities
Time deposits (a)	$18,454	$18,115		$18,115
Borrowed funds	57,068	57,707		55,873	$1,834
Unfunded loan commitments and letters of credit	288	288			288
Other liabilities	432	432		432
Total liabilities	$76,242	$76,542		$74,420	$2,122
December 31, 2017
Assets
Cash and due from banks	$5,249	$5,249	$5,249
Interest-earning deposits with banks	28,595	28,595		$28,595
Securities held to maturity	18,513	18,565	765	17,658	$142
Net loans (excludes leases)	209,044	211,175			211,175
Other assets	6,078	6,736		5,949	787
Total assets	$267,479	$270,320	$6,014	$52,202	$212,104
Liabilities
Deposits	$265,053	$264,854		$264,854
Borrowed funds	57,744	58,503		56,853	$1,650
Unfunded loan commitments and letters of credit	297	297			297
Other liabilities	399	399		399
Total liabilities	$323,493	$324,053		$322,106	$1,947

(a)
The amount at September 30, 2018 excludes deposit liabilities with no defined or contractual maturities in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional details on this adoption.

The PNC Financial Services Group, Inc. – Form 10-Q    67

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

The balance of equity securities without a readily determinable fair value that apply the alternative measurement approach to fair value was $.1 billion at both September 30, 2018 and December 31, 2017. Impairment taken on those equity securities was immaterial during the first nine months of 2018.

For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 58, see Note 6 Fair Value in our 2017 Form 10-K.

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2017 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $2.1 billion and $1.8 billion at September 30, 2018 and December 31, 2017, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
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

68    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in the commercial and residential MSRs follow:

Table 59: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2018	2017	2018	2017
January 1	$668	$576	$1,164	$1,182
Additions:
From loans sold with servicing retained	39	65	35	42
Purchases	60	48	113	172
Changes in fair value due to:
Time and payoffs (a)	(105)	(81)	(130)	(130)
Other (b)	104	20	188	(40)
September 30	$766	$628	$1,370	$1,226
Related unpaid principal balance at September 30	$174,664	$153,059	$127,099	$129,210
Servicing advances at September 30	$193	$240	$156	$222

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2018 are shown in Tables 60 and 61. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 60: Commercial Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2018	December 31 2017
Fair value	$766	$668
Weighted-average life (years)	4.2	4.4
Weighted-average constant prepayment rate	6.36%	8.51%
Decline in fair value from 10% adverse change	$10	$12
Decline in fair value from 20% adverse change	$20	$23
Effective discount rate	8.61%	7.81%
Decline in fair value from 10% adverse change	$21	$18
Decline in fair value from 20% adverse change	$42	$36

The PNC Financial Services Group, Inc. – Form 10-Q    69

Table 61: Residential Mortgage Loan Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2018		December 31 2017
Fair value	$1,370		$1,164
Weighted-average life (years)	7.2		6.4
Weighted-average constant prepayment rate	8.13%		10.04%
Decline in fair value from 10% adverse change	$39		$44
Decline in fair value from 20% adverse change	$75		$85
Weighted-average option adjusted spread	820	bps	830	bps
Decline in fair value from 10% adverse change	$41		$35
Decline in fair value from 20% adverse change	$80		$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.2 billion for both the three months ended September 30, 2018 and 2017 and $.4 billion for both the nine months ended September 30, 2018 and 2017. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in the line items Corporate services and Residential mortgage, respectively.

NOTE 8 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

As described in Note 11 Employee Benefit Plans in our 2017 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Beginning in 2018, these earnings credits are subject to a minimum annual amount. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants. We made a voluntary contribution of $.2 billion in September 2018 to the qualified pension plan.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. We reserve the right to terminate or make changes to these plans at any time.

The components of our net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

Table 62: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended September 30 In millions	2018	2017	2018	2017	2018	2017
Net periodic cost consists of:
Service cost	$29	$26	$1	$1	$1	$2
Interest cost	43	45	2	2	3	3
Expected return on plan assets	(76)	(71)			(1)	(2)
Amortization of prior service credit		(1)
Amortization of actuarial losses		11	1	1
Net periodic cost/(benefit)	$(4)	$10	$4	$4	$3	$3

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Nine months ended September 30 In millions	2018	2017	2018	2017	2018	2017
Net periodic cost consists of:
Service cost	$87	$77	$2	$2	$3	$4
Interest cost	128	134	7	8	9	10
Expected return on plan assets	(229)	(213)			(4)	(4)
Amortization of prior service credit	1	(3)				(1)
Amortization of actuarial losses		33	3	3
Net periodic cost/(benefit)	$(13)	$28	$12	$13	$8	$9

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2017 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 63: Total Gross Derivatives

	September 30, 2018			December 31, 2017
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$33,232	$14		$34,059	$114	$94
Cash flow hedges	17,394			23,875	60	6
Foreign exchange contracts:
Net investment hedges	1,042	36		1,060		11
Total derivatives designated for hedging under GAAP	$51,668	$50		$58,994	$174	$111
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$71,254		$3	$48,335	$162	$42
Futures (e)	44,063			47,494
Mortgage-backed commitments	6,595	$21	16	8,999	19	9
Other	4,610	5	2	2,530	11	2
Subtotal	126,522	26	21	107,358	192	53
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	216,998	1,039	1,946	194,042	2,079	1,772
Futures (e)	3,550			3,453
Mortgage-backed commitments	3,280	9	2	2,228	2	2
Other	21,581	66	71	17,775	75	36
Subtotal	245,409	1,114	2,019	217,498	2,156	1,810
Foreign exchange contracts and other	28,494	581	552	27,330	349	332
Subtotal	273,903	1,695	2,571	244,828	2,505	2,142
Derivatives used for other risk management activities:
Foreign exchange contracts and other (f)	8,780	18	350	7,445	3	550
Total derivatives not designated for hedging under GAAP	$409,205	$1,739	$2,942	$359,631	$2,700	$2,745
Total gross derivatives	$460,873	$1,789	$2,942	$418,625	$2,874	$2,856
Less: Impact of legally enforceable master netting agreements		710	710		1,054	1,054
Less: Cash collateral received/paid		80	728		636	763
Total derivatives		$999	$1,504		$1,184	$1,039

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

(f)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

The PNC Financial Services Group, Inc. – Form 10-Q    71

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section of this Note 9. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Exchange-traded and over-the-counter cleared derivative instruments are typically settled in cash each day based on the prior day value. In the first quarter of 2018, we changed our presentation for variation margin related to derivative instruments cleared through a central clearinghouse as a result of changes made by that clearinghouse to its rules governing such instruments with its counterparties. This variation margin is now recorded as a settlement payment instead of collateral. The impact at September 30, 2018 was a reduction of gross derivative assets and gross derivative liabilities of $1.8 billion and $.6 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 67 for more information.

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

In the 12 months that follow September 30, 2018, we expect to reclassify net derivative losses of $39 million pretax, or $31 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2018. As of September 30, 2018, the maximum length of time over which forecasted transactions are hedged is ten years.

The amount of cash flow hedge ineffectiveness recognized in income was not significant for the 2017 period presented.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the net gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 64: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2018
Total amounts on the Consolidated Income Statement	$2,452	$584	$421	$301
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(31)	$107
Derivatives		$30	$(137)
Amounts related to interest settlements on derivatives		$2	$24
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$6	$2		$1
For the three months ended September 30, 2017
Total amounts on the Consolidated Income Statement	$2,140	$501	$280	$313
Gains (losses) on fair value hedges recognized on:
Hedged items		$(8)	$50
Derivatives		$9	$(56)
Amounts related to interest settlements on derivatives		$(9)	$53
Gains (losses) on cash flow hedges - interest rate contracts (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$38	$5		$2
For the nine months ended September 30, 2018
Total amounts on the Consolidated Income Statement	$7,025	$1,653	$1,173	$880
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(145)	$577
Derivatives		$149	$(632)
Amounts related to interest settlements on derivatives			$57
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$43	$9		$8
For the nine months ended September 30, 2017
Total amounts on the Consolidated Income Statement	$6,084	$1,489	$793	$918
Gains (losses) on fair value hedges recognized on:
Hedged items		$4	$61
Derivatives		$(3)	$(84)
Amounts related to interest settlements on derivatives		$(34)	$190
Gains (losses) on cash flow hedges - interest rate contracts (d):
Amount of derivative gains (losses) reclassified from accumulated OCI	$128	$16		$5

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 65: Hedged Items - Fair Value Hedges

	September 30, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - Available for Sale (b)	$7,056	$(230)
Borrowed funds	$28,284	$(686)

(a)	Includes $.6 billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships.

(b)	Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q    73

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. During the first three and nine months of 2017 there was no net investment hedge ineffectiveness. Gains (losses) on net investment hedge derivatives recognized in OCI were net gains of $17 million and $47 million for the three and nine months ended September 30, 2018, respectively, compared with net losses of $26 million and $76 million for the three and nine months ended September 30, 2017, respectively.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2017 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 66: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(34)	$19	$(166)	$92
Derivatives used for customer-related activities:
Interest rate contracts	15	10	96	63
Foreign exchange contracts and other	22	38	79	110
Gains (losses) from customer-related activities (b)	37	48	175	173
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b) (c)	(19)	(101)	111	(257)
Total gains (losses) from derivatives not designated as hedging instruments	$(16)	$(34)	$120	$8

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Included in Other noninterest income on our Consolidated Income Statement.

(c)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features, see Note 13 Financial Derivatives in our 2017 Form 10-K.

Table 67 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2018 and December 31, 2017. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held / (Pledged) Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$16			$16			$16
Over-the-counter	1,138	$432	$75	631		$19	612
Foreign exchange and other contracts	635	278	5	352			352
Total derivative assets	$1,789	$710	$80	$999	(b)	$19	$980
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$11			$11			$11
Over-the-counter	2,029	$563	$435	1,031			1,031
Foreign exchange and other contracts	902	147	293	462			462
Total derivative liabilities	$2,942	$710	$728	$1,504	(c)		$1,504
December 31, 2017
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$827	$251	$567	$9			$9
Over-the-counter	1,695	668	67	960		$32	928
Foreign exchange and other contracts	352	135	2	215			215
Total derivative assets	$2,874	$1,054	$636	$1,184	(b)	$32	$1,152
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$260	$251		$9			$9
Over-the-counter	1,703	662	$669	372			372
Foreign exchange and other contracts	893	141	94	658			658
Total derivative liabilities	$2,856	$1,054	$763	$1,039	(c)		$1,039

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

At September 30, 2018, we held cash, U.S. government securities and mortgage-backed securities totaling $.2 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance

The PNC Financial Services Group, Inc. – Form 10-Q    75

Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2018 was $2.2 billion for which we had posted collateral of $.8 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2018 would be $1.4 billion.

NOTE 10 EARNINGS PER SHARE

Table 68: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2018	2017	2018	2017
Basic
Net income	$1,400	$1,126	$3,995	$3,297
Less:
Net income attributable to noncontrolling interests	11	12	31	39
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	24
Net income attributable to common shares	1,325	1,050	3,780	3,053
Less: Dividends and undistributed earnings allocated to participating securities	6	5	16	15
Net income attributable to basic common shares	$1,319	$1,045	$3,764	$3,038
Basic weighted-average common shares outstanding	465	479	469	483
Basic earnings per common share (a)	$2.84	$2.18	$8.03	$6.29
Diluted
Net income attributable to basic common shares	$1,319	$1,045	$3,764	$3,038
Less: Impact of BlackRock earnings per share dilution	2	3	7	8
Net income attributable to diluted common shares	$1,317	$1,042	$3,757	$3,030
Basic weighted-average common shares outstanding	465	479	469	483
Dilutive potential common shares	2	4	3	5
Diluted weighted-average common shares outstanding	467	483	472	488
Diluted earnings per common share (a)	$2.82	$2.16	$7.96	$6.21

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the nine months ended September 30, 2018 and 2017 follows:
Table 69: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at January 1, 2017	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					3,258			39	3,297
Other comprehensive income (loss), net of tax						243			243
Cash dividends declared
Common ($1.85 per share)					(904)				(904)
Preferred					(181)				(181)
Preferred stock discount accretion			5		(5)
Redemption of noncontrolling interests (a)					(19)			(981)	(1,000)
Common stock activity (b)		1		9					10
Treasury stock activity	(9)			(274)			(1,396)		(1,670)
Other				(48)				(149)	(197)
Balance at September 30, 2017 (c)	476	$2,710	$3,982	$12,361	$33,819	$(22)	$(6,462)	$64	$46,452
Balance at December 31, 2017	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (d)					(22)	6			(16)
Balance at January 1, 2018	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					3,964			31	3,995
Other comprehensive income (loss), net of tax						(1,118)			(1,118)
Cash dividends declared
Common ($2.45 per share)					(1,159)				(1,159)
Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity (b)				10					10
Treasury stock activity	(11)			(31)			(1,867)		(1,898)
Other			(6)	(51)				(59)	(116)
Balance at September 30, 2018 (c)	462	$2,710	$3,982	$12,317	$38,080	$(1,260)	$(8,771)	$44	$47,102

(a)	See Note 15 Equity in our 2017 Form 10-K for additional information on the redemption of Perpetual Trust Securities.

(b)	Common stock activity totaled less than .5 million shares issued.

(c)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(d)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on the adoption of these ASUs.

Warrants

We had 2.0 million and 3.5 million warrants outstanding at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, each warrant entitles the holder to purchase one share of PNC common stock at an exercise price of $67.016 per share. In accordance with the terms of the warrants, the warrants are exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. The outstanding warrants will expire as of December 31, 2018 and are considered in the calculation of diluted earnings per common share in Note 10 Earnings Per Share in this Report.

On October 4, 2018, PNC declared a quarterly common stock dividend of $.95 per share to shareholders of record as of October 17, 2018. In accordance with the terms of the warrants, the declaration of a dividend in excess of $.66 per share may result in an adjustment to the warrant exercise price and to the warrant share number. As a result of this dividend, the warrant exercise price was reduced from $67.016 to $66.861 per share on October 17, 2018 and the warrant share number remained 1.00.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:
Table 70: Other Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(323)	$68	$(1,129)	$304
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	10	9	20
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(2)	(3)	(13)	3
Net increase (decrease), pre-tax	(324)	61	(1,125)	281
Effect of income taxes	73	(20)	259	(103)
Net increase (decrease), after-tax	(251)	41	(866)	178
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	(1)	66	16	165
Less: OTTI losses realized on securities reclassified to noninterest income				(1)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income				2
Net increase (decrease), pre-tax	(1)	66	16	164
Effect of income taxes	1	(22)	(4)	(60)
Net increase (decrease), after-tax	—	44	12	104
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(62)	(2)	(317)	15
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	6	38	43	128
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	2	5	9	16
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	1	2	8	5
Net increase (decrease), pre-tax	(71)	(47)	(377)	(134)
Effect of income taxes	17	17	87	49
Net increase (decrease), after-tax	(54)	(30)	(290)	(85)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity			66	(38)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	12	3	36
Amortization of prior service cost (credit) reclassified to other noninterest expense		(1)	1	(4)
Net increase (decrease), pre-tax	1	11	70	(6)
Effect of income taxes		(4)	(16)	2
Net increase (decrease), after-tax	1	7	54	(4)
Other
PNC’s portion of BlackRock’s OCI	(22)	4	(37)	26
Net investment hedge derivatives	17	(26)	47	(76)
Foreign currency translation adjustments and other	(12)	28	(35)	82
Net increase (decrease), pre-tax	(17)	6	(25)	32
Effect of income taxes	1	8	(3)	18
Net increase (decrease), after-tax	(16)	14	(28)	50
Total other comprehensive income (loss), pre-tax	(412)	97	(1,441)	337
Total other comprehensive income (loss), tax effect	92	(21)	323	(94)
Total other comprehensive income (loss), after-tax	$(320)	$76	$(1,118)	$243

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 71: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at June 30, 2017	$189	$166	$278	$(564)	$(167)	$(98)
Net activity	41	44	(30)	7	14	76
Balance at September 30, 2017	$230	$210	$248	$(557)	$(153)	$(22)
Balance at June 30, 2018	$(494)	$227	$(52)	$(489)	$(132)	$(940)
Net activity	(251)		(54)	1	(16)	(320)
Balance at September 30, 2018	$(745)	$227	$(106)	$(488)	$(148)	$(1,260)
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	178	104	(85)	(4)	50	243
Balance at September 30, 2017	$230	$210	$248	$(557)	$(153)	$(22)
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(866)	12	(290)	54	(28)	(1,118)
Balance at September 30, 2018	$(745)	$227	$(106)	$(488)	$(148)	$(1,260)

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our First Quarter 2018 Form 10-Q for additional detail on this adoption.

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2017 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first and second quarter 2018 Form 10-Qs (such prior disclosure collectively referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2018, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $125 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 19 in our 2017 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

The PNC Financial Services Group, Inc. – Form 10-Q    79

Interchange Litigation

In September 2018, in the antitrust lawsuits that have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JO), the relevant parties entered into an amended definitive agreement to resolve the claims of the class seeking damages. In this amended settlement agreement, the parties agreed, among other things, to the following terms:

•
An additional settlement payment from all defendants of $900 million, with Visa’s share of the additional settlement payment being $600 million. The additional settlement payment will be added to the approximately $5.3 billion previously paid by the defendants pursuant to the original 2012 settlement agreement.

•
Up to $700 million may be returned to the defendants (with up to $467 million to Visa) if more than 15% of class members (by payment volume) opt out of the class. The amount that may be returned to defendants is calculated using a formula based on the payment volume attributable to class members that opt out of the class. If more than 25% of class members (by payment volume) opt out of the class, the defendants may terminate the Amended Settlement Agreement.

This amended settlement agreement is subject to court approval.

In addition, in August 2018, the district court judge overruled the ruling of magistrate judge that had held that the two-sided market allegations do not relate back to the time of the original complaint and are not subject to tolling. Instead, the district court judge found that the two-sided market allegations do relate back.

Pre-need Funeral Arrangements

In the lawsuit pending in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard and Associates, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW) a new trial in accordance with the court of appeal’s decision is scheduled to start in November 2018.

Other Regulatory and Governmental Inquiries

We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. From time to time, these inquiries, including those described below and in Prior Disclosure, involve or lead to regulatory enforcement actions and other administrative proceedings, and may lead to civil or criminal judicial proceedings. Some of these inquiries result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. Such remedies and other consequences are not typically material to us from a financial standpoint, but may be and, even if not, may result in significant reputational harm or other adverse consequences.

As has been publicly reported, the United States Attorney’s Office for the Southern District of Florida is conducting an inquiry relating to the federal Low Income Housing Tax Credit (LIHTC) program directed at program participants. In connection with that inquiry, the U.S. Attorney’s Office has requested information from PNC Bank. We are cooperating with the inquiry.

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

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2018 and December 31, 2017, respectively.
Table 72: Commitments to Extend Credit and Other Commitments

In millions	September 30 2018	December 31 2017
Commitments to extend credit
Total commercial lending	$118,491	$112,125
Home equity lines of credit	16,703	17,852
Credit card	26,548	24,911
Other	5,174	4,753
Total commitments to extend credit	166,916	159,641
Net outstanding standby letters of credit (a)	8,828	8,651
Reinsurance agreements (b)	1,557	1,654
Standby bond purchase agreements (c)	1,018	843
Other commitments (d)	1,060	1,732
Total commitments to extend credit and other commitments	$179,379	$172,521

(a)	Net outstanding standby letters of credit include $3.7 billion and $3.5 billion at September 30, 2018 and December 31, 2017, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of September 30, 2018, the aggregate maximum exposure amount comprised $1.4 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2017 were $1.5 billion and $.2 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both September 30, 2018 and December 31, 2017, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third-parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 92% and 91% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2018 and December 31, 2017, respectively, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third-party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2018 had terms ranging from less than one year to six years.

As of September 30, 2018, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at September 30, 2018 and is included in Other liabilities on our Consolidated Balance Sheet.

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

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in Pennsylvania, Ohio, New Jersey, Michigan, Illinois, Maryland, Indiana, Florida, North Carolina, Kentucky, Washington, D.C., Delaware, Virginia, Georgia, Alabama, Missouri, Wisconsin and South Carolina. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. Treasury management services include cash and investment management, receivables

82    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At September 30, 2018, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $310 million and $266 million during the first nine months of 2018 and 2017, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    83

Table 73: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$1,305	$903	$71		$187	$2,466
Noninterest income	622	592	228	$265	184	1,891
Total revenue	1,927	1,495	299	265	371	4,357
Provision for credit losses (benefit)	113	(13)	2		(14)	88
Depreciation and amortization	52	47	13		112	224
Other noninterest expense	1,390	622	204		168	2,384
Income before income taxes and noncontrolling interests	372	839	80	265	105	1,661
Income taxes (benefit)	89	174	19	49	(70)	261
Net income	$283	$665	$61	$216	$175	$1,400
Average Assets (b)	$89,963	$153,897	$7,397	$7,964	$118,656	$377,877
2017
Income Statement
Net interest income	$1,177	$883	$72		$213	$2,345
Noninterest income	643	555	220	$206	156	1,780
Total revenue	1,820	1,438	292	206	369	4,125
Provision for credit losses (benefit)	77	62	3		(12)	130
Depreciation and amortization	43	47	13		126	229
Other noninterest expense	1,332	552	201		142	2,227
Income before income taxes and noncontrolling interests	368	777	75	206	113	1,539
Income taxes (benefit)	136	252	28	49	(52)	413
Net income	$232	$525	$47	$157	$165	$1,126
Average Assets (b)	$88,642	$150,948	$7,464	$7,282	$119,061	$373,397

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$3,800	$2,641	$217		$582	$7,240
Noninterest income	1,935	1,774	676	$732	435	5,552
Total revenue	5,735	4,415	893	732	1,017	12,792
Provision for credit losses (benefit)	254	43	2		(39)	260
Depreciation and amortization	144	140	38		372	694
Other noninterest expense	4,143	1,794	620		468	7,025
Income before income taxes and noncontrolling interests	1,194	2,438	233	732	216	4,813
Income taxes (benefit)	285	514	55	124	(160)	818
Net income	$909	$1,924	$178	$608	$376	$3,995
Average Assets (b)	$89,259	$153,149	$7,455	$7,964	$118,772	$376,599
2017
Income Statement
Net interest income	$3,436	$2,538	$216		$573	$6,763
Noninterest income	1,891	1,667	655	$578	515	5,306
Total revenue	5,327	4,205	871	578	1,088	12,069
Provision for credit losses (benefit)	198	174	(6)		(50)	316
Depreciation and amortization	132	137	38		379	686
Other noninterest expense	3,928	1,648	608		467	6,651
Income before income taxes and noncontrolling interests	1,069	2,246	231	578	292	4,416
Income taxes (benefit)	394	719	85	132	(211)	1,119
Net income	$675	$1,527	$146	$446	$503	$3,297
Average Assets (b)	$88,589	$147,299	$7,499	$7,282	$119,395	$370,064

(a)	There were no material intersegment revenues for the three and nine months ended September 30, 2018 and 2017.

(b)	Period-end balances for BlackRock.

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
Table 74: Retail Banking Noninterest Income Disaggregation

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Product
Deposit account fees	$162	$451
Debit card fees	130	374
Brokerage fees	86	260
Merchant services	54	156
Net credit card fees (a)	45	139
Other	71	214
Total in-scope noninterest income by product	$548	$1,594
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$548	$1,594
Total out-of-scope noninterest income (b)	74	341
Total Retail Banking noninterest income	$622	$1,935

(a)
Net credit card fees consists of interchange fees of $115 million and $332 million and credit card reward costs of $70 million and $193 million for the three and nine months ended September 30, 2018, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    85

Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.
Table 75: Corporate & Institutional Banking Noninterest Income Disaggregation

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Product
Treasury management fees	$196	$578
Capital markets fees	147	397
Commercial mortgage banking activities	23	65
Other	16	51
Total in-scope noninterest income by product	$382	$1,091
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$382	$1,091
Total out-of-scope noninterest income (a)	210	683
Total Corporate & Institutional Banking noninterest income	$592	$1,774

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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
Table 76: Asset Management Group Noninterest Income Disaggregation

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Customer Type
Personal	$156	$462
Institutional	70	206
Total in-scope noninterest income by customer type	$226	$668
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$226	$668
Total out-of-scope noninterest income (a)	2	8
Total Asset Management Group noninterest income	$228	$676

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

86    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2018			2017
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$26,746	$537	2.68%	$25,910	$498	2.57%
Non-agency	2,265	111	6.54%	2,943	126	5.69%
Commercial mortgage-backed	4,449	92	2.75%	5,413	103	2.53%
Asset-backed	5,260	123	3.12%	5,799	109	2.51%
U.S. Treasury and government agencies	15,603	260	2.20%	13,021	173	1.76%
Other	4,113	109	3.50%	5,131	116	3.03%
Total securities available for sale	58,436	1,232	2.80%	58,217	1,125	2.57%
Securities held to maturity
Residential mortgage-backed	15,578	337	2.88%	12,736	268	2.80%
Commercial mortgage-backed	807	23	3.73%	1,353	41	4.05%
Asset-backed	194	5	3.34%	468	8	2.34%
U.S. Treasury and government agencies	747	16	2.83%	541	13	3.08%
Other	1,894	61	4.42%	2,015	80	5.31%
Total securities held to maturity	19,220	442	3.07%	17,113	410	3.19%
Total investment securities	77,656	1,674	2.87%	75,330	1,535	2.71%
Loans
Commercial	112,907	3,363	3.93%	106,534	2,758	3.41%
Commercial real estate	28,883	873	3.98%	29,505	777	3.47%
Equipment lease financing	7,512	199	3.54%	7,602	203	3.56%
Consumer	55,474	2,075	5.00%	56,413	1,920	4.55%
Residential real estate	17,609	581	4.40%	15,920	539	4.52%
Total loans	222,385	7,091	4.23%	215,974	6,197	3.81%
Interest-earning deposits with banks	21,921	286	1.74%	23,530	182	1.03%
Other interest-earning assets	7,305	259	4.74%	9,058	236	3.46%
Total interest-earning assets/interest income	329,267	9,310	3.75%	323,892	8,150	3.34%
Noninterest-earning assets	47,332			46,172
Total assets	$376,599			$370,064
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$56,732	279.66%		$62,795	148.32%
Demand	60,058	117.26%		57,017	51.12%
Savings	50,845	284.75%		41,715	138.44%
Time deposits	17,081	130	1.02%	17,283	96.74%
Total interest-bearing deposits	184,716	810.59%		178,810	433.32%
Borrowed funds
Federal Home Loan Bank borrowings	21,067	342	2.14%	19,999	186	1.23%
Bank notes and senior debt	28,352	594	2.76%	24,817	372	1.98%
Subordinated debt	5,096	159	4.16%	6,556	174	3.54%
Other	4,966	78	2.04%	5,130	61	1.56%
Total borrowed funds	59,481	1,173	2.60%	56,502	793	1.86%
Total interest-bearing liabilities/interest expense	244,197	1,983	1.08%	235,312	1,226.69%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,666			78,122
Accrued expenses and other liabilities	8,971			10,423
Equity	46,765			46,207
Total liabilities and equity	$376,599			$370,064
Interest rate spread			2.67%			2.65%
Impact of noninterest-bearing sources			.28			.19
Net interest income/margin		$7,327	2.95%		$6,924	2.84%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    87

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended September 30
	2018			2017
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$28,241	$194	2.76%	$25,493	$166	2.61%
Non-agency	2,128	38	7.18%	2,758	41	5.91%
Commercial mortgage-backed	4,366	30	2.72%	4,838	33	2.71%
Asset-backed	5,459	46	3.37%	5,546	35	2.53%
U.S. Treasury and government agencies	16,757	96	2.25%	13,081	61	1.83%
Other	3,996	34	3.28%	5,011	38	3.08%
Total securities available for sale	60,947	438	2.86%	56,727	374	2.63%
Securities held to maturity
Residential mortgage-backed	16,292	119	2.92%	13,549	95	2.81%
Commercial mortgage-backed	715	7	3.71%	1,211	14	4.42%
Asset-backed	189	2	3.65%	358	2	2.53%
U.S. Treasury and government agencies	752	6	2.85%	561	5	3.07%
Other	1,871	19	4.42%	2,000	26	5.30%
Total securities held to maturity	19,819	153	3.10%	17,679	142	3.20%
Total investment securities	80,766	591	2.92%	74,406	516	2.77%
Loans
Commercial	113,883	1,183	4.06%	109,503	991	3.54%
Commercial real estate	28,860	302	4.10%	29,676	277	3.65%
Equipment lease financing	7,202	68	3.78%	7,704	71	3.71%
Consumer	55,449	722	5.17%	56,062	659	4.67%
Residential real estate	17,948	199	4.45%	16,273	181	4.45%
Total loans	223,342	2,474	4.36%	219,218	2,179	3.92%
Interest-earning deposits with banks	19,151	95	1.97%	23,859	75	1.26%
Other interest-earning assets	7,114	92	5.19%	9,024	80	3.47%
Total interest-earning assets/interest income	330,373	3,252	3.89%	326,507	2,850	3.45%
Noninterest-earning assets	47,504			46,890
Total assets	$377,877			$373,397
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$55,507	112.80%		$62,325	65.41%
Demand	60,138	49.32%		56,743	20.14%
Savings	52,919	122.92%		43,869	50.45%
Time deposits	17,756	53	1.18%	17,571	35.79%
Total interest-bearing deposits	186,320	336.71%		180,508	170.37%
Borrowed funds
Federal Home Loan Bank borrowings	21,516	133	2.42%	19,190	67	1.37%
Bank notes and senior debt	27,301	204	2.92%	26,602	140	2.05%
Subordinated debt	5,253	54	4.10%	5,970	51	3.48%
Other	5,768	30	2.11%	5,254	22	1.60%
Total borrowed funds	59,838	421	2.76%	57,016	280	1.93%
Total interest-bearing liabilities/interest expense	246,158	757	1.21%	237,524	450.75%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,155			78,931
Accrued expenses and other liabilities	8,853			10,749
Equity	46,711			46,193
Total liabilities and equity	$377,877			$373,397
Interest rate spread			2.68%			2.70%
Impact of noninterest-bearing sources			.31			.21
Net interest income/margin		$2,495	2.99%		$2,400	2.91%

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

(b)
Loan fees for the three months ended September 30, 2018 and September 30, 2017 were $34 million and $35 million, respectively. Loan fees for the nine months ended September 30, 2018 and September 30, 2017 were $99 million and $89 million, respectfully.

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

88    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income (GAAP)	$7,240	$6,763	$2,466	$2,345
Taxable-equivalent adjustments	87	161	29	55
Net interest income (Non-GAAP)	$7,327	$6,924	$2,495	$2,400

(a)
The interest income earned on certain interest-earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. As a result of the Tax Cuts and Jobs Act, which was enacted into law during the fourth quarter of 2017, the statutory tax rate for corporations was lowered to 21% from 35%, effective January 1, 2018. Amounts for the 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

TRANSITIONAL BASEL III AND FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP)

	2017 Transitional Basel III (a)	Fully Phased-In Basel III (Non-GAAP) (b)
Dollars in millions	September 30 2017	September 30 2017
Common stock, related surplus and retained earnings, net of treasury stock	$42,426	$42,426
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,137)	(9,202)
Basel III total threshold deductions	(1,166)	(1,731)
Accumulated other comprehensive income (loss) (c)	(94)	(117)
All other adjustments	(161)	(163)
Basel III Common equity Tier 1 capital	$31,868	$31,213
Basel III standardized approach risk-weighted assets (d)	$309,292	$317,393
Basel III advanced approaches risk-weighted assets (e)	N/A	$285,517
Basel III Common equity Tier 1 capital ratio	10.3%	9.8%
Risk weight and associated rules utilized	Standardized (with 2017 transition adjustments)	Standardized

(a)	Calculated using the regulatory capital methodology applicable to PNC during 2017 and calculated based on the standardized approach.

(b)	2017 Fully Phased-In Basel III results are presented as Pro forma estimates.

(c)
Represents net adjustments related to accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans.

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
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2017 Form 10-K in response to Part I, Item 1A.

The PNC Financial Services Group, Inc. – Form 10-Q    89

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the third quarter of 2018 are included in the following table:

2018 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 - 31	1,262	$139.46	1,255	28,897
August 1 – 31	1,662	$144.50	1,661	27,236
September 1 – 30	384	$141.42	384	26,852
Total	3,308	$142.22

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

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2018, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2018, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2018 capital plan. In the third quarter of 2018, we repurchased 3.3 million shares of common stock on the open market, with an average price of $142.22 per share and an aggregate repurchase price of $.5 billion.

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.53	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2019

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (XBRL)
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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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
We may on occasion use our corporate website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than "About Us--Investor Relations."
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
Inquiries
For financial services call 888-762-2265.
Registered shareholders should contact Shareholder Services at 800-982-7652.

The PNC Financial Services Group, Inc. – Form 10-Q    91

Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.
News media representatives should contact PNC Media Relations at 412-762-4550 or via email at media.relations@pnc.com.
Common Stock Prices/Dividends Declared
The following table sets forth by quarter the range of high and low sale and quarter-end closing prices for our common stock and the cash dividends declared per common share.

	High	Low	Close	Cash Dividends Declared (a)
2018 Quarter
First	$163.59	$143.94	$151.24	$.75
Second	$154.58	$134.59	$135.10	.75
Third	$147.23	$133.50	$136.19	.95
Total				$2.45
2017 Quarter
First	$131.83	$113.66	$120.24	$.55
Second	$128.25	$115.45	$124.87	.55
Third	$135.73	$119.77	$134.77	.75
Fourth	$147.28	$130.46	$144.29	.75
Total				$2.60

(a)	Our Board approved a fourth quarter 2018 cash dividend of $.95 per common share, with a payment date of November 5, 2018.
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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 1, 2018 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

92    The PNC Financial Services Group, Inc. – Form 10-Q