Form 10-K
period 2018-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2019-03-01
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2018, determined using the per share closing price on that date on the New York Stock Exchange of $135.10, was approximately $62.7 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 8, 2019: 453,612,522
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2018 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2018 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2018 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2018 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2018 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements included in Item 8 of this Report. See page 78 for a glossary of certain terms used in this Report. In this Report, "PNC", "we", "us", "the Company" or "the Corporation" refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

ITEM 1 – BUSINESS

Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the United States. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located in markets across the Mid-Atlantic, Midwest and Southeast. We also have strategic international offices in four countries outside the U.S. At December 31, 2018, our consolidated total assets, total deposits and total shareholders’ equity were $382.3 billion, $267.8 billion and $47.7 billion, respectively.

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

Subsidiaries
Our corporate legal structure at December 31, 2018 consisted of one domestic subsidiary bank, including its subsidiaries, and 35 active non-bank subsidiaries, in addition to various affordable housing investments. Our bank subsidiary is PNC Bank, National Association (PNC Bank), a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on our subsidiaries, see Exhibit 21 to this Report.

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	163
Analysis Of Year-To-Year Changes In Net Interest Income	164
Book Values Of Securities	40 and 112-114
Maturities And Weighted-Average Yield Of Securities	41 and 114
Loan Types	39-40, 57, 105-106 and 165
Selected Loan Maturities And Interest Sensitivity	166
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	56-64, 93-96, 104-110 and 166
Potential Problem Loans	56-64
Summary Of Loan Loss Experience	62-64, 111 and 167
Allocation Of Allowance For Loan And Lease Losses	62-64 and 167
Average Amount And Average Rate Paid On Deposits	163
Time Deposits Of $100,000 Or More	168
Selected Consolidated Financial Data	31-32
Short-term Borrowings – not included as average balances during 2018, 2017 and 2016 were less than 30% of total shareholders’ equity at the end of each period.

The PNC Financial Services Group, Inc. – Form 10-K  1

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

The results of examination activity by any of our federal bank regulators potentially can result in the imposition of significant limitations on our activities and growth. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity and take enforcement action, including the imposition of substantial monetary penalties and nonmonetary requirements, against a regulated entity where the relevant agency determines, among other things, that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable law or regulations, are conducted in an unsafe or unsound manner, or represent an unfair or deceptive act or practice. This supervisory framework, including the examination reports and supervisory ratings (which are not publicly available) of the agencies, could materially impact the conduct, growth and profitability of our operations.

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

We also are subject to regulation by the Securities and Exchange Commission (SEC) by virtue of our status as a public company and by the SEC and the Commodity Futures Trading Commission (CFTC) due to the nature of some of our businesses. Our businesses with operations outside the United States also are subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, CFPB, SEC, CFTC and other domestic and foreign regulators have broad enforcement powers, and certain of the regulators have the power to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses, assets or deposits, expand our operations geographically, or reconfigure existing operations.

Among the areas that have been receiving a high level of regulatory focus are compliance with the Bank Secrecy Act and anti-money laundering laws, capital and liquidity management, fair lending and other consumer protection laws and regulations, including those governing retail sales practices, fee disclosures, unfair, deceptive or abusive acts or practices, collection practices, and protections for military service members and individuals in bankruptcy, cyber security, capital planning and stress testing, the oversight of arrangements with third-party vendors and suppliers, the protection of confidential customer information, and the structure and effectiveness of enterprise risk management frameworks.

New legislation, changes in rules promulgated by federal financial regulators, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of our businesses. We anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. The more detailed description of the significant regulations to which we are subject included in this Report is based on current laws and

2    The PNC Financial Services Group, Inc. – Form 10-K

regulations and is subject to potentially material change. See also the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory initiatives on the regulatory environment for us and the financial services industry.

The profitability of our businesses could also be affected by rules and regulations that impact the business and financial sectors in general, including changes to the laws governing taxation, antitrust regulation, electronic commerce, data security and privacy.

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

Banking Regulation and Supervision
Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. The foundation of the agencies’ regulatory capital rules is the international regulatory capital framework developed by the Basel Committee on Banking Supervision (Basel Committee), the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions. The regulatory capital rules establish minimum requirements for the ratio of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratio of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements. The agencies’ regulatory capital rules have undergone significant change since 2013, when the agencies adopted final rules to implement the Basel Committee's international regulatory capital framework, known as “Basel III”, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Certain provisions (described below) of these rules currently apply only to banking organizations that have $250 billion or more in total consolidated assets (such as PNC and PNC Bank) or that have $10 billion or more in on-balance sheet foreign exposure (referred to as advanced approaches banking organizations).

In 2018, the Federal Reserve, OCC and Federal Deposit Insurance Corporation (FDIC) requested comment on a set of proposed rules that would better tailor the application of the agencies’ capital (including stress testing) and liquidity rules, and the Federal Reserve’s enhanced prudential standards (EPS) adopted under Section 165 of Dodd-Frank, to banking organizations with $100 billion or more in consolidated total assets based on the risk profile and asset size of the organization (the Tailoring Proposals). The Tailoring Proposals would classify all bank holding companies (BHCs) with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital, liquidity and EPS requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC would generally follow that of its parent BHC. PNC and PNC Bank would be Category III firms under the Tailoring Proposals because PNC (i) has more than $250 billion in consolidated total assets, (ii) is not designated as a globally systemically important bank (GSIB), and (iii) has less than $75 billion in cross-jurisdictional activity (as defined by the proposals). The public comment period on the Tailoring Proposals closed on January 22, 2019. As described below, the Tailoring Proposals, if adopted in the form proposed, would make several important changes to the capital, liquidity and enhanced prudential standards requirements applicable to PNC and PNC Bank. However, it is unclear when, or if, the agencies may finalize the Tailoring Proposals or when the provisions of the Tailoring Proposals (if adopted in final) might become effective. In addition, any final tailoring rules adopted by the agencies could differ, perhaps materially, from the proposals issued for comment.

The regulatory capital rules generally divide regulatory capital into three components: common equity tier 1 (CET1) capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, qualifying minority interest and, for PNC and PNC Bank as advanced approaches banking organizations, accumulated other comprehensive income (AOCI) related to both available for sale securities and pension and other post-retirement plans, less the deductions required to be made from CET1 capital. The Tailoring Proposals would allow PNC and PNC Bank to elect to exclude AOCI related to both available for sale securities and pension and other post-retirement plans from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less the deductions required to be made from additional Tier 1 capital. Tier 2 capital generally comprises qualifying subordinated debt, less any required deductions from Tier 2 capital. There are significant limits on the extent to which minority interests in consolidated subsidiaries may be included in regulatory capital.

Total capital is the sum of Tier 1 capital and Tier 2 capital, less the deductions required from Total capital. Under the current regulatory capital rules, PNC and PNC Bank must deduct significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, from CET1 capital (in each case, net of associated deferred tax liabilities) to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of the institution’s adjusted CET1 capital. Under the Tailoring Proposals, PNC and PNC Bank would have to deduct each of the amounts for significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets from CET1 capital (in each

The PNC Financial Services Group, Inc. – Form 10-K  3

case, net of associated deferred tax liabilities) to the extent such items individually exceed 25% of the institution's adjusted CET1 capital. PNC's common stock investment in BlackRock is treated as a significant common stock investment in an unconsolidated financial institution for these purposes. As of December 31, 2018, a portion of PNC’s common stock investment in BlackRock was deducted from CET1 capital.  If the Tailoring Proposals had been in effect as of December 31, 2018, no portion of PNC’s common stock investment in BlackRock would have been deducted from CET1 capital.

In 2018, the banking agencies jointly adopted a final rule that permits banking organizations to elect to phase-in, on a straight-line basis over a three-year period, the day-one regulatory capital effects of implementing the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as the Current Expected Credit Losses (CECL) standard. PNC expects to implement the CECL standard effective January 1, 2020. The final rule also generally replaces references to the allowance for loan and lease losses (ALLL) in the regulatory capital and certain other rules of the agencies with references to the allowance for credit losses (ACL) for institutions that have adopted CECL. See the Critical Accounting Estimates and Judgments section of Item 7 of this Report for more detail on the CECL standard.

The regulatory capital rules include a standardized approach for determining a banking organization’s risk-weighted assets for purposes of calculating the risk-based capital ratios. To determine risk-weighted assets under the standardized approach, a banking organization must allocate its assets and specified off-balance sheet financial exposures and instruments into risk-weighted categories. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by risk weights set forth in the rules, with the risk weights increasing as the perceived credit risk of the relevant asset or exposure increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. High volatility commercial real estate, past due, securitization and equity exposures, as well as investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets that are not deducted from capital, are generally subject to higher risk weights than other types of exposures.

Under the currently effective regulatory capital rules, banking organizations with $250 billion or more in total consolidated assets (such as PNC and PNC Bank) are also required to calculate risk-weighted assets using a separate methodology, referred to as the advanced approaches, that is based on the Basel II capital framework. The Basel II framework seeks to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. Advanced approaches risk-weighted assets take into account credit, market and operational risk and rely to a significant extent on internal models. Prior to fully implementing the advanced approaches to calculate risk-weighted assets, PNC and PNC Bank must successfully complete a parallel run qualification phase. PNC and PNC Bank entered this parallel run qualification phase on January 1, 2013.

Because we remain in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2018 were calculated using the standardized approach for determining risk-weighted assets. Until we have exited parallel run, our regulatory risk-based capital ratios will be calculated using the standardized approach for determining risk-weighted assets. Under the currently effective capital rules, once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches. Under the Tailoring Proposals, PNC and PNC Bank would no longer be considered an advanced approaches banking organization for these purposes and would no longer be required to calculate advanced approaches risk-weighted assets.

With the exception of certain nonqualifying trust preferred capital securities included in PNC’s Total risk-based capital (which remain subject to a phase-out period that runs through 2021), the transitions and multi-year phase-in of the definition of capital under the Basel III rules were completed as of January 1, 2018. Accordingly, we refer to the capital ratios calculated using the definition of capital in effect as of January 1, 2018 and, for the risk-based ratios, standardized risk-weighted assets, as our Basel III regulatory capital ratios. The Basel III regulatory capital ratios of PNC and PNC Bank as of December 31, 2018 exceeded the applicable minimum levels. For additional information regarding the Basel III ratios of PNC and PNC Bank as of December 31, 2018, as well as the levels needed to be considered “well capitalized”, see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” Banking organizations also must maintain a capital conservation buffer requirement above the minimum risk-based capital ratio requirements in order to avoid limitations on capital distributions (including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock) and certain discretionary incentive compensation payments. The capital conservation buffer requirement became fully phased in as of January 1, 2019. As a result, banking organizations (including PNC and PNC Bank) now are required to

4    The PNC Financial Services Group, Inc. – Form 10-K

maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a Total capital ratio of at least 10.5% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

For banking organizations with $250 billion or more in total consolidated assets (such as PNC and PNC Bank), these higher capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero in the U.S. A Federal Reserve policy statement establishes the framework and factors the Federal Reserve would use in setting and adjusting the amount of the U.S. countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, PNC and PNC Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11%, and a Total capital ratio of at least 13% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

PNC and PNC Bank are not subject to the additional CET1 capital surcharge, minimum long-term debt requirement, or minimum total loss-absorbing capacity (TLAC) requirement that applies to U.S. GSIBs.

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital to average consolidated assets, referred to as the leverage ratio. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. As of December 31, 2018, the leverage ratios of PNC and PNC Bank were above the required minimum level.

Banking organizations with $250 billion or more in total consolidated assets (such as PNC and PNC Bank) also are subject to a minimum 3.0% supplementary leverage ratio. The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure, which takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. BHCs with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as the insured depository institution subsidiaries of these BHCs, are subject to a higher supplementary leverage ratio requirement. These higher supplementary leverage requirements do not apply to PNC or PNC Bank.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s supplementary leverage ratio. Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, as a financial holding company, PNC and PNC Bank must remain “well capitalized.” At December 31, 2017, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report and to Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

As discussed further in Item 1A Risk Factors of this Report, the Basel Committee in 2017 finalized additional, significant changes to the Basel III international capital framework for banking organizations. The extent to and manner in which these or similar changes by the Basel Committee would be implemented by the U.S. banking agencies, and the implications of any such developments on the U.S. regulatory capital framework applicable to PNC and PNC Bank, are not fully known at this time.

In addition to regulatory capital requirements, we are subject to the Federal Reserve’s capital plan rule, annual capital stress testing requirements and Comprehensive Capital Analysis and Review (CCAR) process, as well as the annual and mid-year Dodd-Frank capital stress testing (DFAST) requirements of the Federal Reserve (annual and mid-cycle) and the OCC (annual).

As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital planning process of BHCs, including PNC, that have $100 billion or more in total consolidated assets. For us, this capital planning assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the company’s planned capital actions, such as plans to pay or increase common stock dividends, engage in common stock repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments, during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory adverse scenario and severely adverse scenario provided by the Federal Reserve. The agencies have requested comment on proposed rules that would

The PNC Financial Services Group, Inc. – Form 10-K  5

eliminate the supervisory adverse scenario in the CCAR and DFAST stress testing processes, but it is unclear when or if these proposals may be finalized, or when these changes (if adopted in final) might become effective.

The Federal Reserve can object to our capital plan for qualitative or quantitative reasons. If the Federal Reserve objects to a BHC’s capital plan, the BHC cannot make capital distributions without Federal Reserve approval. In evaluating PNC's capital plan, the Federal Reserve considers a number of qualitative factors, which have become increasingly important in the CCAR process in recent years. The Federal Reserve’s supervisory expectations for the capital planning and stress testing processes at large and complex BHCs, including PNC, are heightened relative to smaller and less complex BHCs. In assessing a BHC’s capital planning and stress testing processes, the Federal Reserve considers whether the BHC has sound and effective governance to oversee these processes. The Federal Reserve’s evaluation focuses on whether a BHC’s capital planning and stress testing processes are supported by a strong risk management framework to identify, measure and assess material risks and that provides a strong foundation to capital planning. The Federal Reserve also considers the comprehensiveness of a BHC’s control framework and evaluates a BHC’s policy guidelines for capital planning and assessing capital adequacy. A BHC’s stress testing scenario design processes and approaches for estimating the impact of stress on its capital position, including stress testing models and non-model qualitative approaches, are comprehensively reviewed to ensure that projections reflect the impact of appropriately stressful conditions, as well as risks idiosyncratic to the BHC, on its capital position. Significant deficiencies in a BHC’s capital planning and stress testing processes may result in a qualitative objection by the Federal Reserve to its capital plan.

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

In connection with the 2019 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2018 with the Federal Reserve by April 5, 2019. We expect to receive the Federal Reserve’s response (either a non-objection or objection) to the capital plan submitted as part of the 2019 CCAR in June 2019.

As part of the CCAR and annual DFAST processes, both we and the Federal Reserve release certain revenue, loss and capital results from stress testing exercises. For the 2019 exercises, the Federal Reserve has announced that it intends to publish its supervisory revenue, loss and capital projections for participating BHCs under the supervisory adverse and severely adverse macro-economic scenarios using the common assumptions concerning capital distributions established by the Federal Reserve in its DFAST regulations, as well as capital ratio information using the company’s proposed base case capital actions. Within 15 days of the Federal Reserve publishing its DFAST results, we also are required to publicly disclose our own estimates of certain capital, revenue and loss information under the same hypothetical supervisory severely adverse macro-economic scenario and applying the same capital action assumptions.

Federal Reserve regulations also require that we and other large BHCs conduct a separate, mid-cycle stress test using financial data as of June 30 and three company-derived macro-economic scenarios (base, adverse and severely adverse) and publish a summary of the results under the severely adverse scenario. For the 2019 mid-cycle stress test cycle, we must publish our results in the period between October 5 and November 4, 2019. Under the Tailoring Proposals, the Federal Reserve has proposed to eliminate the mid-cycle DFAST stress test beginning in 2020, and to allow Category III BHCs (like PNC) to conduct the company-run DFAST stress test biennially (rather than annually, as currently required).

The Federal Reserve’s capital plan rule provides that a BHC must resubmit a new capital plan prior to the annual submission date if, among other things, there has been or will be a material change in the BHC’s risk profile, financial condition or corporate structure since its last capital plan submission. Under the “de minimis” safe harbor of the Federal Reserve’s capital plan rule, we may make limited repurchases of common stock or other capital distributions in amounts that exceed the amounts included in our most recently approved capital plan subject to certain conditions, including that the Federal Reserve does not object to the additional repurchases or distributions. Such additional distributions may not exceed, in the aggregate, 0.25% of Tier 1 capital during the relevant 12-month period. The Federal Reserve’s capital plan rule also allows a BHC to request the Federal Reserve’s approval to make additional capital distributions, above the amounts permitted by this de minimis safe harbor and the amounts included in its most recently approved capital plan, provided that, among other things, the request is filed between July 1 and March 30 of the relevant capital plan year. In 2018, PNC received approval from the Federal Reserve for additional capital distributions above the amounts included in our most recently approved capital plan. See the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for additional detail.

In 2018, the Federal Reserve requested public comment on a proposal that would integrate its capital plan rule, stress test rules and the annual CCAR exercise with its Basel III regulatory capital rules. Among other things, the proposal would introduce new CET1 and

6    The PNC Financial Services Group, Inc. – Form 10-K

Tier 1 leverage stress capital buffer requirements. The CET1 and Tier 1 leverage stress capital buffers for a covered BHC would equal (i) the percentage decline in the BHC’s CET1 and Tier 1 leverage ratios, respectively, in the most recently completed CCAR exercise as projected by the Federal Reserve under its supervisory severely adverse scenario, plus (ii) the BHC’s projected common stock dividends in the fourth through seventh quarter of that exercise (expressed as a ratio to the BHC’s total risk-weighted assets or average total consolidated assets, as applicable). The CET1 stress capital buffer would have a minimum “floor” of 2.5%. The CET1 and Tier 1 leverage stress capital buffers would replace the Basel III capital conservation buffer for covered BHCs. That is, a covered BHC (such as PNC) would, for example, be subject to limitations on capital distributions and certain discretionary incentive compensation payments if its CET1 ratio fell below (i) 4.5%, plus (ii) its applicable CET1 stress capital buffer, plus (iii) any applicable countercyclical capital buffer (which is currently set at zero in the United States). BHCs that are GSIBs or have exited parallel run under the advanced approaches would be subject to additional capital buffer requirements. In connection with these changes, the Federal Reserve proposed to make a number of other changes to the CCAR process.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee's Basel III framework includes short-term liquidity standards (Liquidity Coverage Ratio or LCR) and long-term funding standards (Net Stable Funding Ratio or NSFR).

The U.S. banking agencies' LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high quality, unencumbered liquid assets (HQLA) to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions prescribed in the rules (net cash outflow). A company’s LCR is the amount of its HQLA, as defined and calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflows, with the quotient expressed as a percentage. The regulatory minimum LCR that covered banking organizations are required to maintain is 100%. As of December 31, 2018, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

Top-tier BHCs (like PNC) that have $250 billion or more in assets, as well as any subsidiary depository institution of such a company that has $10 billion or more in total consolidated assets (such as PNC Bank), currently are subject to the full LCR (rather than the less stringent modified LCR). PNC and PNC Bank are required to calculate the LCR on a daily basis. Under the full LCR, an institution required to calculate the LCR on a daily basis must promptly provide its regulator with a plan for achieving compliance with the minimum LCR requirement if its LCR is below the minimum requirement for three consecutive business days.

The Federal Reserve requires large BHCs, including PNC, to publicly disclose certain quantitative and qualitative measures of their LCR-related liquidity profile. These disclosures include major components used to calculate the LCR (e.g., HQLA, cash outflows and inflows for the consolidated parent company), and a qualitative discussion of the BHC’s LCR results, including, among other things, key drivers of the results, composition of HQLA and concentration of funding sources. We began making these disclosures (through postings on our website) in the second quarter of 2018.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. In 2016, the federal banking agencies requested comment on proposed rules that would implement the NSFR in the United States. The proposed rules would require a covered BHC to calculate its NSFR as the ratio of its available stable funding (ASF) to its required stable funding (RSF) amount, each as defined in the proposed rules, over a one-year horizon. The regulatory minimum ratio for all covered banking organizations (expressed as a percentage) is 100%. Under the proposal, PNC and PNC Bank would be subject to the full NSFR, rather than the less stringent modified NSFR. The proposal also includes requirements for quarterly quantitative and qualitative NSFR disclosures. Although the impact on us will not be fully known until the rules are finalized, we have taken several actions to prepare for implementation of the NSFR and we expect to be in compliance with the NSFR requirements if and when they become effective.

The Tailoring Proposals would reduce the LCR requirements and the proposed NSFR requirements for Category III banking organizations that, like PNC and PNC Bank, have less than $75 billion in weighted short-term wholesale funding. Under the Tailoring Proposals, the net cash ouflows calculated under the LCR rules and the RSF amount determined under the proposed NSFR rules for such a Category III organization would be scaled by a factor of between 70% and 85%, thereby reducing the amount of HQLA and ASF that the organization would have to maintain to meet its LCR and NSFR minimum ratio, respectively.

PNC also is subject to Federal Reserve rules that require BHCs with $100 billion or more in consolidated total assets to, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan that meets certain requirements.

For additional discussion of regulatory liquidity requirements, please refer to the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K  7

Source of Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report

Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Dodd-Frank requires that the Federal Reserve jointly adopt new rules with the OCC and the FDIC to implement this source of strength requirement. These joint rules have not yet been proposed. Consistent with this source of strength policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a BHC generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the CCAR exercise, discussed above, the Federal Reserve has expected capital plans to reflect conservative dividend payout ratios. Requests that imply common dividend payout ratios above 30% of projected after-tax net income available to common shareholders have typically received particularly close scrutiny.

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company (referred to as the single counterparty credit limit (SCCL)), and certain oversight and governance responsibilities for PNC's chief risk officer, the board of directors, and the risk committee of the board of directors. Under the Federal Reserve’s SCCL rules, which become effective July 1, 2020, PNC’s aggregate net credit exposure (including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities, and derivative transactions) to any unaffiliated counterparty may not exceed 25% of PNC’s Tier 1 capital. PNC is in the process of obtaining guidance from the Federal Reserve on how investments accounted for under the equity method, such as its investment in BlackRock, should be treated for purposes of the SCCL. At present, we do not expect the SCCL will have a material impact on PNC.

Under Dodd-Frank, the Federal Reserve is required to impose a maximum 15-to-1 debt to equity ratio on a BHC if the federal agencies that comprise the Financial Stability Oversight Council (FSOC) determine that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk. The Federal Reserve also is required to establish early remediation requirements for BHCs with more than $250 billion in total assets and continues to work towards finalizing these requirements.

The Federal Reserve may continue to develop the set of enhanced prudential standards that apply to large BHCs in order to further promote the resiliency of such firms and the U.S. financial system. For additional information, see Item 1A Risk Factors of this Report.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC, such as PNC, to become a “financial holding company” and thereby engage in, or affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies, insurance agents and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company as of March 13, 2000. A BHC qualifies to become a financial holding company if the BHC and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (CRA) of Satisfactory or better. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and we are generally permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

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

8    The PNC Financial Services Group, Inc. – Form 10-K

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

At December 31, 2018, PNC Bank had an Outstanding rating with respect to the CRA.

Volcker Rule. The Volcker Rule and its implementing regulations prohibit banking entities (as defined by the statute and its implementing regulations) from engaging in short-term trading as principal and having certain ownership interests in and relationships with hedge funds, private equity funds, and certain other private funds (together, “covered funds”), unless an exemption or exception applies. For example, the exemptions under the Volcker Rule allow banking entities to trade as principal for securities underwriting, market making and risk-mitigating hedging purposes, subject to a variety of conditions.

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

The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. We have adopted an enterprise Volcker Rule compliance program in accordance with the enhanced compliance program requirements of the agencies’ current regulations. We have also divested prohibited investments in covered funds and received extensions allowing an extended conformance period for our remaining $.1 billion interests in illiquid covered funds (as defined by the applicable requirements).

In 2018, the agencies jointly requested comment on proposed changes to the final Volcker Rule regulations that would, among other things, (i) streamline the compliance program requirements for banking entities (like PNC) that have trading assets and liabilities (excluding trading assets and liabilities involving U.S. government and agency obligations) of more than $1 billion, but less than $10 billion, and (ii) simplify the requirements for engaging in permissible risk-mitigating hedging activities. The proposal also would introduce a new requirement for identifying positions deemed to be held in a trading account which, if adopted as proposed, could have a negative impact on the ability of banking entities (including PNC) to effectively manage risks, make longer-term investments, and seed new funds.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate based on the actions, operations or risk management programs of a BHC, an insured depository institution or their subsidiaries, and the Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive. A finding that we have engaged in a deceptive act or practice may have collateral consequences on our ability to rely on certain exemptions, or take advantage of certain provisions of, the securities laws absent a government waiver of such restrictions.

Moreover, less than satisfactory examination ratings, lower capital ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large banks, including PNC Bank, as enforceable guidelines under Section 39 of the Federal Deposit Insurance Act (FDI Act). The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. If the OCC determines that a covered national bank is not in compliance with these or other guidelines established under Section 39 of the FDI Act (including the guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

The PNC Financial Services Group, Inc. – Form 10-K  9

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing regulation, Regulation W, place quantitative and qualitative restrictions on covered transactions between a bank and its affiliates (for example between PNC Bank, on the one hand, and The PNC Financial Services Group, Inc. and its nonbank subsidiaries, on the other hand). In general, Section 23A and Regulation W limit the total amount of covered transactions between a bank and any single affiliate to 10% of the bank’s capital stock and surplus, limit the total amount of covered transactions between a bank and all its affiliates to 20% of the bank’s capital stock and surplus, prohibit a bank from purchasing low-quality assets from an affiliate, and require certain covered transactions to be secured with prescribed amounts of collateral. Section 23B generally requires that transactions between a bank and its affiliates be on terms that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. Dodd-Frank amended Section 23A of the Federal Reserve Act to include as a covered transaction the credit exposure of a bank to an affiliate arising from a derivative transaction with the affiliate. The Federal Reserve has yet to propose rules to implement these revisions.

The Federal Reserve and the OCC have provided guidance regarding incentive and other elements of compensation provided to executives and other employees at banking organizations they regulate, both as general industry-wide guidance and guidance specific to select larger companies, including PNC. These guidelines are intended to ensure that the incentive compensation practices of covered banking organizations do not encourage excessive risk-taking. The Federal Reserve, the OCC, the FDIC, the SEC and two other regulatory agencies jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of Dodd-Frank. Final regulations implementing Section 956 have not been adopted. Regulation of compensation provided by us to our executives and other employees, whether through guidance or rules and regulations, could hamper our ability to attract and retain quality employees.

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

The Federal Reserve’s prior approval is also required, and similar factors are considered, for a BHC to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of a savings association or savings and loan holding company, or to merge or consolidate with a savings and loan holding company. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. A BHC is generally prohibited from merging or consolidating with, or acquiring, another company if upon consummation the resulting company would control 10% or more of deposits in the U.S or a state, or if the resulting company’s liabilities would exceed 10% of the aggregate liabilities of the U.S. financial sector (including the U.S. liabilities of foreign financial companies). In extraordinary cases, the FSOC, in conjunction with the Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the United States.

OCC prior approval is required for PNC Bank to acquire another insured bank or savings association by merger or to acquire deposits or substantially all of the assets of such institutions. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve in connection with the acquisition of a bank or BHC. Approval of the OCC and the FDIC is required to merge a nonbank entity into PNC Bank. Our ability to grow through acquisitions or reorganize our operations could be limited by these approval requirements.

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

10    The PNC Financial Services Group, Inc. – Form 10-K

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

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC and PNC Bank are required to provide the Federal Reserve and FDIC a public summary of their resolution plans, which the agencies then make available to the public. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

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

CFPB Regulation and Supervision. The CFPB examines PNC and PNC Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student and other consumer loans, and other consumer financial products and services that we offer. The consumer financial protection laws that are subject to the CFPB’s supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collections Practices Act, Equal Credit Opportunity Act and Fair Housing Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by PNC or PNC Bank. The regulations could reduce the fees that we receive, alter the way we provide our products and services, or expose us to greater risk of private litigation or regulatory enforcement action. The CFPB may engage in rulemakings affecting prepaid cards, data on small business lending, the Home Mortgage Disclosure Act, and payday, vehicle title, and certain high-cost installment loans.

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

In 2018, the SEC issued a package of regulatory proposals that, if finalized, would impact the provision of investment advice to retail customers by registered broker-dealers and investment advisers. Proposed Regulation Best Interest would create a new standard of conduct for broker-dealers making investment recommendations to retail customers. The proposed form would create a new set of disclosure obligations for broker-dealers and investment advisers dealing with retail customers. The SEC has indicated it expects to

The PNC Financial Services Group, Inc. – Form 10-K  11

adopt final rules later in 2019. If adopted, these rules would primarily impact PNC’s retail broker-dealer/investment adviser, PNC Investments LLC.

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

BlackRock has subsidiaries in securities and related businesses subject to SEC, other governmental agencies, state, local and FINRA regulation, and a federally chartered nondepository trust company subsidiary subject to supervision and regulation by the OCC. BlackRock describes its regulation by these agencies and otherwise in its filings with the SEC.

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

PNC Bank competes for deposits and/or loans with:

•	Other commercial banks,

•	Savings banks,

•	Credit unions,

•	Consumer finance companies,

•	Leasing companies,

•	Other non-bank lenders,

•	Financial technology companies,

•	Treasury management service companies,

•	Insurance companies, and

•	Issuers of commercial paper and other securities, including mutual funds.

12    The PNC Financial Services Group, Inc. – Form 10-K

In providing asset management services, our businesses compete with:

•	Investment management firms,

•	Large banks and other financial institutions,

•	Brokerage firms,

•	Financial technology companies,

•	Mutual fund complexes, and

•	Insurance companies.

Our various non-bank businesses engaged in investment banking and alternative investment activities compete with:

•	Commercial banks,

•	Investment banking firms,

•	Collateralized loan obligation managers,

•	Hedge funds,

•	Mutual fund complexes,

•	Merchant banks,

•	Insurance companies,

•	Private equity firms, and

•	Other investment vehicles.

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

Employees
Employees totaled 53,063 at December 31, 2018. This total included 50,928 full-time and 2,135 part-time employees, of which 29,180 full-time and 1,974 part-time employees were employed by our Retail Banking business.

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

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate internet address is www.pnc.com and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, or via e-mail to investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

Information about our Board of Directors and its committees and corporate governance, including our PNC Code of Business Conduct and Ethics (as amended from time to time), is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future waivers from a provision of the PNC Code of Business Conduct and Ethics covering any of our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board's Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on our corporate website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at corporate headquarters at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge to shareholders.

The PNC Financial Services Group, Inc. – Form 10-K  13

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

We generally post the following under “About Us – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in materials for prior presentations or in our annual, quarterly or current reports.

When warranted, we will also use our website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than "About Us - Investor Relations."

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

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. We discuss our principal risk management oversight and processes and, in appropriate places, related historical performance and other metrics in the Risk Management section included in Item 7 of this Report.

The following are the key risk factors that affect us. Any one or more of these risk factors could have a material adverse impact on our business, financial condition, results of operations or cash flows. In addition, these risks present other possible adverse consequences, including those described below. These risk factors and other risks we face are also discussed further in other sections of this Report.

Our business and financial performance are vulnerable to the impact of adverse economic conditions.

As a financial services company, our business and overall financial performance are affected to a significant extent by economic conditions. We are currently in a prolonged economic expansion. This is not likely to continue forever, and at some point economic conditions are likely to turn recessionary.

Adverse economic conditions generally result in reduced business activity, which may decrease the demand for our products and services. The ability of borrowers to repay loans is often weakened as a result of economic downturns. Such economic conditions also

14    The PNC Financial Services Group, Inc. – Form 10-K

may lead to turmoil and volatility in financial markets. Any of these effects would likely have an adverse impact on financial institutions such as PNC, with the significance of the impact generally depending on the severity of the adverse economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect the business and performance of financial institutions. This can be especially true when the factors relate to particular industries or geographical regions. For example, shifting consumer behavior with respect to retail purchases being made over the internet rather than in physical stores has negatively impacted performance by some retailers. This likely decreases demand for financial services in that sector, possibly harming the creditworthiness of some shopping malls and retail companies. As another example, trade wars leading to increased tariffs likely adversely affect companies more dependent on imports or exports. Increased tariffs may also result in increased prices for some products or services, leading to decreases in demand. Here, as well, affected companies may experience lower levels of business and possible declining creditworthiness. Recently increased tariffs on imports into, as well as exports out of, the U.S. could have some or all of these effects on the U.S. economy and on our business.

Given the geographic scope of our business and operations, we are most exposed to issues within the U.S. economy and financial markets. Within the U.S., we are most exposed to issues within markets located in the Mid-Atlantic, Midwest and Southeast. This will continue to be the case for at least some period of time, even as we expand the national reach of some of our businesses.

Our international business activities continue to be a relatively small part of our overall business. As a result, the direct impact on our business and performance from international economic conditions is not likely to be significant. We are nonetheless susceptible to the risk that international economic conditions could affect our business and financial performance. Primarily, this risk results from the possibility that poor economic conditions or financial market disruptions affecting other major economies around the world would also affect the U.S. One example is the United Kingdom’s impending exit from the European Union. This has led to uncertainty regarding the impact on the economy and capital markets of the United Kingdom and Europe more generally, including the risk that other countries might seek to exit the European Union in the future. The extent to which these uncertainties will affect the U.S. economy and capital markets is unclear. The more severe the impact, the more likely it would have adverse effects on PNC and its business.

Government legislation, regulation and policy frequently impacts the economy in ways that could have an adverse effect on our business and financial performance.

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter behavior in ways that impact demand for our products and services. Even to the extent that demand is not affected, such changes may also alter the profitability of the transactions in which we engage. PNC may also adjust the types of transactions we seek to pursue under those circumstances. Uncertainty regarding future law or policy may have similar impacts.

A recent example of such a change was the 2017 Tax Cuts and Jobs Act, representing the most significant change in U.S. federal tax law in decades. It has had and is likely to continue to have an impact on corporate and consumer behavior, including decisions made by PNC in response to the changes in law. Changes in PNC’s behavior or that of our customers as a result of future substantial revisions to U.S. federal tax law could negatively impact us.

Concern regarding the ability of Congress and the President collectively to reach agreement on federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial governmental shutdowns, such as the partial shutdown from December 2018 until January 2019, also can have adverse economic consequences and create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance. The divided control of the U.S. government following the 2018 elections may make this type of event more likely going forward.

The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance. These in turn drive much of our business and financial performance.

The monetary policies of the Federal Reserve have a significant impact on interest rates and overall financial market performance. These policies can thus affect the activities and results of operations of financial companies such as PNC. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. As a general matter, increasing rates tend to decrease the value of fixed rate financial instruments. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

Starting in late 2015, the Federal Reserve has regularly increased its benchmark interest rate from the near-zero level that had prevailed following the financial crisis that began in 2007. We expect this to continue at least into 2019. The amount and timing of future increases will likely depend on economic conditions, including rates of inflation and unemployment.

The PNC Financial Services Group, Inc. – Form 10-K  15

After an extended period during which the Federal Reserve increased its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has started reducing its balance sheet from these elevated levels. Its reduction in holdings of longer term Treasury securities and mortgage-backed securities would tend to push long-term interest rates higher.

It is unclear what other impacts the Federal Reserve's actions will have on the economy or on the markets and values of financial assets, including assets of the types that we hold, purchase and sell.

In addition, monetary policy actions by governmental authorities in the European Union or other countries could have an impact on global interest rates, which could affect rates in the U.S. as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have one or more of the potential effects on us described above.

As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and the manner in which they are implemented can have a significant impact on our businesses and operations.

The PNC Financial Services Group, Inc. is a bank holding company (BHC) and a financial holding company and is subject to numerous laws and regulations involving both its business and organization. In addition, our businesses are subject to examination and supervision by multiple banking, consumer protection, securities and derivatives regulatory bodies.

These laws, regulations and supervisory activities are intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. We are also subject to oversight by criminal and civil enforcement authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased. This trend is likely to continue, at least over the long term. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or new requirements and limitations on how we conduct our business.

Applicable laws and regulations impose capital adequacy requirements and restrict our ability to repurchase stock or to receive dividends from subsidiaries that operate in the banking and securities businesses. PNC’s ability to service its obligations and pay dividends to shareholders is largely dependent on the receipt of dividends and advances from its subsidiaries, primarily PNC Bank. The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Applicable laws and regulations also restrict permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, mutual fund and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities.

We are subject to supervision and examination by numerous governmental bodies. The results of these supervisory or examination activities could result in limitations on our ability to engage in new activities or expand geographically. These activities also could result in significant fines, penalties, or required corrective actions, some of which could be expensive and difficult to implement. As we expand our product and service offerings into additional states or countries, there could be an increase in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions could increase our compliance costs or risks of non-compliance.

A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements and expectations could expose us to damages, fines and regulatory penalties and other regulatory or enforcement actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities, and could also injure our reputation with customers and others with whom we do business.

New regulatory requirements or other initiatives may well be pursued and implemented in the future. Such future regulatory requirements or initiatives could further increase our compliance costs and the risks associated with non-compliance and could affect our ability to pursue or take full advantage of some desirable business opportunities.

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

16    The PNC Financial Services Group, Inc. – Form 10-K

We are subject to regulatory capital and liquidity standards that affect our business, operations and ability to pay dividends, or otherwise return capital, to shareholders. These regulatory capital and liquidity standards are subject to modification. Changes in these requirements could require us to maintain higher levels of capital and liquidity than currently required.

PNC and PNC Bank are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, respectively. These regulatory capital and liquidity requirements are typically developed at an international level by the Basel Committee on Banking Supervision (Basel Committee) and then applied, with adjustments, in each country by the appropriate domestic regulatory bodies. Domestic regulatory agencies have the ability to apply stricter capital and liquidity standards than those developed by Basel Committee. In several instances, the U.S. banking agencies have done so with respect to U.S. banking organizations.

Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC may be limited in its ability to pay or increase dividends or otherwise return capital to shareholders. In addition, these requirements may impact the amount and type of loans we make. We may be constrained in our ability to expand, either organically or through acquisitions. These requirements may force us to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets, even if more desirable from a balance sheet or interest rate risk management perspective.

Regulatory capital and liquidity requirements are subject to regular review and revision by the Basel Committee and the U.S. banking agencies. Future changes to the capital and liquidity rules that require PNC or PNC Bank to maintain more or higher quality capital, or greater liquidity, could increase some of the potential adverse effects described above. Until the scope and terms of pending or future rulemakings relating to capital, liquidity or other prudential standards are known, the extent to which such rules may apply to us and the potential impact of such rules on us will remain uncertain.

In 2018, the U.S. banking agencies proposed several changes to the capital and liquidity frameworks, including the Basel III capital standards and Liquidity Coverage Ratio (LCR) requirements, applicable to PNC and PNC Bank. If adopted, these proposed changes would provide meaningful benefits to us, but the core elements of the current regulatory framework would remain in place. Until the proposed changes are finalized, the scope of any changes, the extent to which they would apply to us and the potential impact of such changes on us will remain uncertain. The proposed changes are summarized in the Supervision and Regulation section included in Item 1 of this Report.

The Basel Committee continues to engage in capital- and liquidity-related initiatives. For example, the Basel Committee in 2017 finalized additional, significant changes to the international capital framework for banking organizations. The changes would impact the market risk capital requirements for trading positions and the standardized risk weighting approach for credit risk and the measurement of operational risk. In addition, among other things, the changes would establish a standardized approach floor for capital ratios calculated by banking organizations that use the advanced approaches for the risk weighting of assets. Moreover, the Basel Committee continues to consider other changes to the international regulatory capital framework to enhance the transparency and consistency of capital requirements among banks and jurisdictions, including, among others, the treatment of securitization positions. As it is unclear, at this time, whether or how these initiatives will be implemented in the U.S., we are unable to estimate what potential impact such initiatives may have on us.

The liquidity standards applicable to large U.S. banking organizations also are expected to be supplemented in the coming years. For example, in May 2016, the U.S. banking agencies proposed rules to implement the Net Stable Funding Ratio (NSFR), which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. The U.S. rules have not yet been finalized and recent proposals would adjust the scope and effect of the originally-proposed U.S. rules. Thus, the potential impact of the NSFR on us remains unclear.

The regulatory capital and liquidity frameworks, as well as certain other prudential requirements and standards, that are applicable to PNC are discussed in the Supervision and Regulation section included in Item 1 of this Report and the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The PNC Financial Services Group, Inc. – Form 10-K  17

The planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR presents risks to the financial instruments originated or held by PNC that use LIBOR as a reference rate.

LIBOR is used as a reference rate for many of our transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money, issue, purchase and sell securities, and enter into derivatives to manage our or our customers’ risk. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for setting LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.

There are ongoing efforts to establish an alternative reference rate. The Secured Overnight Financing Rate (or SOFR) is considered the most likely alternative reference rate suitable for replacing LIBOR, but issues remain with respect to its implementation. As a result, the scope of its ultimate acceptance and the impact on rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. No other alternative rate is currently under wide consideration. If SOFR or another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to all of the markets relying on the availability of a broadly accepted reference rate. Even if SOFR or another reference rate ultimately replaces LIBOR, risks will remain for us with respect to outstanding loans, derivatives or other instruments using LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. That is because a new reference rate likely will not exactly mimic LIBOR. As a result, for example, over the life of a transaction that transitions from LIBOR to a new reference rate, our monetary obligations to our counterparties and our yield from transactions with clients may change, potentially adversely to us.  For some instruments, the method of transitioning to a new reference rate may be challenging, especially if parties to an instrument cannot agree as to how to effect that transition.  If a contract is not transitioned to a new reference rate and LIBOR ceases to exist, the impact on our obligations is likely to vary by asset class and contract.  In addition, prior to LIBOR cessation, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into. The value of loans, securities, or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.

While we expect LIBOR to continue to be available in substantially its current form until the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

We rely on technology to conduct our business and could suffer a material adverse impact from interruptions in the effective operation of those systems and we are vulnerable to the impact of attempts to breach data security involving our or our customers’ information.

Generally. As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record and monitor our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulators regarding effective and safe systems operation. We expect these trends to continue for the foreseeable future. The need to ensure proper functioning and resiliency of these systems has become more challenging, and the costs involved in that effort continue to be high.

The risks resulting from use of these systems result from a variety of factors, both internal and external. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Such failures could include those resulting from human error, unexpected transaction volumes, or overall design or performance issues. In addition, our ability to use our technology effectively could be impacted due to bad weather, disasters, terrorism and the like affecting our systems specifically or necessary infrastructure more broadly. In some cases, the risk results from the potential for bad acts on the part of hackers, criminals, foreign governments or their agents, rogue employees, contractors and others. These risks are further described below.

The consequences of failures to operate our systems properly can include disruptions to our ability to use our accounting, deposit, loan and other systems. Such events could also cause errors in transactions or impair system functionality with customers, vendors or other parties.

Throughout our businesses, we rely on other companies and on the information systems they maintain. We do so both for the provision of products and services directly to us and for assistance in providing products and services to our customers. Others may provide the infrastructure that supports, for example, communications, payment, clearing and settlement systems, or information processing and storage. These companies range from those providing highly sophisticated information processing to those that provide fundamental

18    The PNC Financial Services Group, Inc. – Form 10-K

services, such as electric power and telecommunications. These other companies are generally subject to many of the same risks we face with respect to our systems. To the extent we rely on these other companies, we could be adversely affected if they are impacted by system failures, cyber attacks or employee misconduct.

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread or results in financial losses to our customers. Possible adverse consequences include damage to our reputation or a loss of customer business. We also could face litigation or additional regulatory scrutiny. This in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of adversely affected customers. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, system problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely broadly increase legislative, regulatory and customer concerns regarding the functioning, safety and security of such systems. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

Risk of cyber attacks. We are faced with ongoing efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees or customers. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access and mobile devices to bank with us. The ability to conduct business with us in this manner depends on the transmission and storage of confidential information in electronic form. As a result, efforts by bad actors to engage in various types of cyber attacks pose a serious risk to our business and reputation. The same risks are presented by attacks potentially affecting information held by third parties on our behalf.

Bad actors may attempt to harm us by gaining access to confidential or proprietary company and customer information, often with the intent of stealing from or defrauding us or our customers. In some cases, they seek to disrupt our ability to conduct our business, including by destroying information maintained by us. The protections we have in place to prevent this harm may be insufficient to do so. If our measures to prevent unauthorized access or other malicious acts are inadequate, the ability of bad actors to cause harm would be increased. Ultimately, actions by bad actors are to some extent beyond our ability to prevent. Our ability to protect confidential or proprietary information is even more limited with respect to information held by third parties.

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

As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is also the risk of data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information may be provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. We may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

Over the last few years, several large companies disclosed that they had suffered substantial data security breaches compromising millions of user accounts and credentials. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us. Moreover, to the extent more consumer confidential information becomes available to bad actors through the cumulative effect of data breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.

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

The PNC Financial Services Group, Inc. – Form 10-K  19

A number of companies have fallen victim to business email compromise scams (BEC) scams in recent years. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While we have not experienced such losses to date, some of our commercial customers have been victimized. Attacks on our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered.

Other attacks in recent years have included distributed denial of service (DDoS) attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We (as well as other financial services companies) have been subject to such attacks.

To date, none of these types of attacks have had a material financial impact on us, but attacks on others demonstrate the risks posed by new and evolving types of cyber attacks. We could suffer material financial and reputational losses in the future from any of these or other types of attacks.

Methods used by others to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to implement adequate preventive measures to address these methods in advance of attacks.

In addition to threats from people external to us, insider threats represent a significant risk to us. Insiders, including those having legitimate access to our systems and the information contained in them, have the easiest opportunity to make inappropriate use of the systems and information. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behavioral analytics and other tools to identify potential internal threats before any damage is done.

Risks associated with inadequate planning and mitigation. We have policies, procedures and systems (including cyber security and business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We regularly seek to test the effectiveness of and enhance these policies, procedures and systems. Nonetheless, we cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any particular future situation.

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

In recent years, we have devoted significant resources towards improving the reliability of our systems and their security against external and internal threats. Even with our proactive and defensive measures in place, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately, particularly to the extent that it represents a novel or unusual threat. To the extent that the risk relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk, but here, as well, we cannot eliminate this risk. Should an adverse event affecting another company’s systems occur, we may not have financial protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

New customer privacy initiatives will impose additional operational burdens on PNC, may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data.

Recently there has been an increase in legislative and regulatory efforts to protect the privacy of consumer data. Significant examples include the General Data Protection Regulation of the European Union and the California Consumer Privacy Act. These initiatives, among other things, limit how companies can use customer data and impose obligations on companies in their management of such data. Financial services companies such as PNC necessarily gather, maintain and use a significant amount of customer data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. These initiatives, particularly to the extent multiple jurisdictions adopt inconsistent requirements, could increase compliance complexity and related costs, result in significant financial penalties for compliance failures, and limit our ability to develop new products or respond to technological changes. They also could heighten the reputational impact of perceived misuses of customer data, by us, our vendors, or others who gain unauthorized access to our customer data.

20    The PNC Financial Services Group, Inc. – Form 10-K

We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

We are a large company that offers a wide variety of products and services to a broad and diverse group of customers. We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. In some cases, we rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes.

As a result of our necessary reliance on employees, whether ours or those of third parties, to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems.

Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls could result in significant harm to PNC. This could include customer remediation costs, regulatory fines or penalties, litigation or enforcement actions, or limitations on our business activities. We could also suffer damage to our reputation, impacting our ability to attract and retain customers and employees. The reputational impact is likely greater to the extent that the mistakes or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. It is possible that the damage to our reputation may be disproportionate to the actual harm suffered by our customers or may be severe even if we fully remediate any harm suffered by our customers.

We use automation to help reduce some risks of human error. Recently, we have started taking greater advantage of machine learning, artificial intelligence and robotic process automation tools. Nonetheless, we continue to rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to make sure they operate as intended. Enhanced use of automation may present its own risks. These tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Not only bad or missing data but also anomalous data can adversely affect the functioning of such tools. In addition, use of automation tools may increase the possible impact of errors should they occur.

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business. It results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans and securities and the importance of lending activity to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties, by diversifying our loan portfolio and by investing primarily in high quality securities.

A borrower’s ability to repay a loan can be adversely affected by many factors. Individual borrowers can be affected, for example, by declines in income, job losses, health issues or family issues. Commercial borrowers can be affected, for example, by poor business performance or catastrophe losses. Weakness in the economy or in financial markets would typically adversely impact the ability of our borrowers to repay outstanding loans. Borrowers with higher leverage (that is, higher ratios of indebtedness to total capitalization or income) have an increased risk that they will be unable to repay loans, particularly when economic conditions worsen. We may also be exposed to credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. A failure to identify declining creditworthiness of a borrower at a time when remedial actions could reduce our exposure also increases credit risk. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale.

In addition to credit risk associated with our lending activities, we have credit risk arising from many other types of business relationships. Routine transactions give us credit exposure to brokers and dealers, commercial banks, investment banks, mutual and hedge funds, other institutional clients, as well as vendors and other non-financial entities.

In the ordinary course of business, we may have heightened credit exposure to a particular industry, region or financial market. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. They also represent a portion of the assets underlying our investment securities. Although there are limitations on the extent of total exposure to an individual or business borrower, we may have outsized exposure to a particular borrower. Events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or

The PNC Financial Services Group, Inc. – Form 10-K  21

a worsening overall risk profile, could materially adversely affect us. Thus, in the example above, a decline in commercial real estate activity or valuations in a region or more broadly could have a material impact on us. This could be the case even if the rest of our portfolio was performing well. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. The last recession, for example, impacted consumers more than commercial borrowers, particularly in residential real estate. A future recession may have the opposite result. Thus, the relative balance and mix of our loan portfolio may affect the severity of the impact of a future recession.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

We reserve for credit losses on our loan and lease portfolio, as well as for unfunded loan commitments and letters of credit, through our Allowances for loan and lease losses and unfunded loan commitments and letters of credit. Changes in the allowances are reflected in Net income through Provision for credit losses. An increase in credit risk would likely lead to an increase in Provision for credit losses with a resulting reduction in our Net income and would increase our allowances. As described in the Recently Issued Accounting Standards portion of the Critical Accounting Estimates and Judgments section in Item 7 of this Report, the implementation of pending changes in the accounting for credit losses is likely to result in an increase in total credit loss reserves at the adoption date.

Our business and financial performance are impacted significantly by market interest rates and movements in those rates.

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

•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, increase our credit losses on those assets.

•	Such changes may decrease the demand for interest rate-based products and services, including loans and deposit accounts.

•	Such changes can also affect our ability to hedge various forms of market and interest rate risk and may decrease the effectiveness of those hedges in helping to manage such risks.

•	Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

•	Increases in interest rates can lower the price we would receive on fixed-rate customer obligations if we were to sell them.

The rates on some interest-bearing instruments adjust promptly in accordance with changes in market rates, while others adjust only periodically or are fixed throughout a defined term. As a result, the impact of changes in interest rates can be either increased or diluted due to differences in the relative variability of the rates paid on our liabilities in relation to the rates received on our assets. The extent to which we have elected to hedge interest rate risk through interest rate swaps also affects the impact of rate changes. We attempt to manage the balance sheet to increase our benefit or reduce negative impacts from future movements in interest rates, but failures to anticipate actual movements may have the opposite result.

Currently, market interest rates are generally increasing. While, in general, higher interest rates enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. For one thing, customers may be less willing overall to borrow at higher rates and the value of asset classes typically financed through secured loans may be negatively affected. These effects are likely to be found in home lending and other real estate finance businesses. As another example, there may be increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment.

We discuss the impact of governmental monetary policy on interest rates, including recent increases by the Federal Reserve in its benchmark interest rates, under “The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance” Risk Factor in this Item 1A.

Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.

As a financial institution, a substantial majority of our assets and liabilities are financial in nature. Examples include loans, securities, servicing rights, deposits and borrowings. Such assets and liabilities will fluctuate in value, often significantly, due to movements in the financial markets or market volatility as well as developments specific to the asset or liability in question. Credit-based assets and liabilities will fluctuate in value due to changes in the perceived creditworthiness of borrowers or other counterparties and also due to changes in market interest rates.

22    The PNC Financial Services Group, Inc. – Form 10-K

Changes in loan prepayment speeds, usually based on fluctuations in market interest rates, could adversely impact the value of our mortgage servicing rights. Also, the underlying value of assets under lease or securing an obligation may decrease due to supply and demand for the asset or the condition of the asset. This could negatively impact the ability to collect fully on the secured obligation.

In many cases, we mark our assets and liabilities to market on our financial statements, either through Net income and Retained earnings or through adjustments to Accumulated other comprehensive income. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed. Other assets and liabilities are not marked to market. As a result, our balance sheet may not precisely represent the fair market value of our financial assets and liabilities.

In addition, asset management revenue is earned primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related Noninterest income.

Our asset and liability valuations and the determination of the amount of loss allowances and impairments taken on our assets are highly subjective. Inaccurate estimates could materially impact our results of operations or financial position.

We must use estimates, assumptions and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations. During periods of market disruption, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically traded in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In addition, we have certain assets and liabilities carried at fair value that are estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. The valuation of any asset or liability substantially based on unobservable inputs is necessarily less reliable than those based on active trading markets. Further, rapidly changing and unprecedented market conditions in any particular market could materially impact the valuation of assets as reported within our consolidated financial statements. Our ability to hedge exposure is in part dependent on our ability to value the related assets or liabilities.

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

We rely on quantitative models to measure risks and to estimate many financial values. We use models throughout much of our business, relying on them for much of our decision making. Examples of areas we use models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, and calculating economic and regulatory capital levels. We also use models to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely if they perceive that the quality of the relevant models used is insufficient.

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

Economic and market developments may affect consumer and business confidence levels. If customers lose confidence due to concerns regarding the economy, the demand for our products and services could suffer. We may also fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to

The PNC Financial Services Group, Inc. – Form 10-K  23

deliver them effectively and securely to our customers. This is particularly true to the extent that our competitors are better able to do so.

News or other publicity that harms our reputation, or the reputation of our industry generally, also could cause a loss of customers or a reduction in the extent to which customers do business with us. Financial companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, manipulative or otherwise wrongful. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. In addition, we could suffer reputational harm and a loss of customer trust as a result of conduct of others in the industry even where we have not engaged in the conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it. We are also subject to the risk of reputational harm resulting from conduct of employees outside of the scope of their employment, including through activities on social media.

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

The U.S. is emerging from an extended period of very low interest rates. Very low interest rates decrease the attractiveness of alternatives to bank checking and savings accounts, which may lack deposit insurance and some of the convenience associated with more traditional banking products. As interest rates rise, customers may be less willing to maintain balances in noninterest-bearing or low interest bank accounts. In addition, if the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers could be willing to forego benefits of bank accounts for the higher return. As a result, we could suffer a relatively higher cost of funds, with a negative impact on net interest income. Loss of customers could also harm noninterest income.

In our asset management business, investment performance is an important factor influencing the level of assets that we manage. Poor investment performance could hurt revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest as well as the value of the assets they do invest. The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have an adverse impact on our assets under management and asset management revenues and earnings.

We rely on third party vendors, service providers and other counterparties to help support many aspects of our business. To this extent, our direct control of activities related to our business is reduced, which could introduce risk.

Our use of third parties to support our business needs typically means that we do not directly control the activities we are having them perform. Risks can arise through greater complexity and inadequate performance by the third party, specifically where that performance could affect us or our customers. Many of the kinds of risks presented by activities performed by third parties are described elsewhere in these Risk Factors. For example, outside companies may assist us in processing confidential customer or employee information. In such a case, a cyber attack on another company may result in access to our customers’ or employees’ information. An outside company may also fail to comply with legal requirements relevant to its work on our behalf. We may in those circumstances suffer financial losses, legal consequences and injury to our reputation. Even if the other company makes us whole for financial losses, which is not necessarily the case, it is unlikely that it would be able to restore our reputation. As a result, the use of third parties to assist in our business activities heightens the risks to us inherent in those activities.

We operate in a highly competitive environment in terms of the products and services we offer and the geographic markets in which we conduct business. The labor markets where we compete for talented employees are also highly competitive. Competition could adversely impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in Item 1 of this Report under “Competition.”

The principal bases for competition are pricing, product structure, the range of products and services offered and the quality of customer service. Pricing in our industry includes interest rates on loans and deposits as well as fees for various services. Customer service expectations include ease of doing business and responsiveness to needs and concerns. The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Having the right technology is a critically

24    The PNC Financial Services Group, Inc. – Form 10-K

important component to customer satisfaction as it affects our ability to deliver the products and services that customers desire and in a manner that they find convenient and attractive. Banks generally are facing the risk of increased competition from products and services offered by non-bank financial technology companies, particularly related to payment services and lending.

Consolidation in our industry, including among smaller banks combining to form more competitive larger ones and between banks and non-bank entities, could result in PNC facing more intense competition, particularly in impacted regions or with respect to particular products.

Another increasingly competitive factor in the financial services industry is the ability to attract and retain talented employees across many of our businesses and support areas. This factor presents greater risk when we are expanding into new markets, developing new product lines, or significantly enhancing staffing in certain areas, particularly technology. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities. Limitations on the manner in which regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including PNC, to compete with unregulated financial institutions for talent.

A failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. On the other hand, meeting these competitive pressures could require us to incur significant additional expense or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin, resulting in a negative impact on our net interest income.

We continually encounter technological change and need to keep pace with this change in order to maintain or enhance the competitiveness of our businesses.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence and machine learning, virtual and augmented reality, biometric authentication, voice and natural language, and data protection enhancements, as well as increased online and mobile device interaction with customers. The effective use of technology increases efficiency and enables financial institutions to better serve customers. We have been investing in technology and connectivity in order to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to our products and services. On the retail banking side, this has included developments such as more sophisticated ATMs (including the ability to cash checks using exact change), cashless bank branches, and expanded access to banking transactions (including mobile deposits, instant availability of funds, online loan applications and real time payment processing) through the internet, smart phones, tablets and other mobile devices. These efforts have all been in response to actual and anticipated customer behavior and expectations. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands, including demands for faster and more secure payment services, and create efficiencies in our operations. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner, may cause us to lose market share or incur additional expense.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. PNC and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for losses related to legal proceedings

The PNC Financial Services Group, Inc. – Form 10-K  25

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

We have a substantial minority equity interest in BlackRock, a publicly traded company, and its business operations and financial performance can adversely affect PNC and our results.

Our investment in BlackRock represents a significant investment for PNC and contributes both income (through equity method accounting) and cash inflows (through dividends) to PNC. See Note 22 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report. In 2018, BlackRock contributed 15% of our net income. The value of our investment in BlackRock and its contribution to our financial results are vulnerable to poor financial performance or other issues at BlackRock affecting its business. In addition, we rely on BlackRock for its financial results that, as discussed above, are included in our financial statements. BlackRock is responsible for, and has control over, the preparation of its financial statements and its internal controls over financial reporting. PNC may be impacted by factors such as poor performance or other issues, as well as by financial reporting control failures, at BlackRock, with the extent of the impact on us and our financial results depending on the severity of the issue at BlackRock.

BlackRock is a public company that files separately with the SEC. In its filings with the SEC, BlackRock provides disclosure as to its business, including disclosure regarding its views as to the drivers of its financial performance and the most significant risks it faces. Its SEC filings also include certifications and disclosure regarding internal controls over financial reporting and disclosure controls.

We grow our business in part by acquiring other financial services businesses from time to time. Sometimes these are businesses with technologies or other assets valuable to us even if they do not themselves provide financial services to customers. These acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Acquisitions of other companies or of financial assets and related deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired.

Acquisitions may be substantially more expensive or take longer to complete than anticipated. This risk includes unanticipated costs incurred in connection with the integration of the acquired business. Anticipated benefits (such as cost savings from synergies or strategic gains from being able to offer product sets to a broader potential customer base) may not be fully realized. It can take longer or require greater resources to achieve these benefits. It also may prove impossible to achieve them at all or in their entirety as a result of unexpected factors or events.

Specific factors that can affect our ability to achieve anticipated results from acquisitions may include, depending on the nature of the business acquired, the following:

•
If the acquisition includes loan portfolios, the extent of credit losses following completion of the acquisition. Similarly, if the acquisition includes deposits, the extent of deposit attrition post-closing. Acquisitions of banking companies typically include both loans and deposits. These factors will be affected by a number of factors, including the state of the economy following the acquisition and the quality of our pre-acquisition analysis of the acquired business.

•
If a significant aspect of the value of an acquired business is intellectual property, the extent to which the intellectual property may be protected and commercialized by PNC following the acquisition.

•	If the acquisition involves entering into new businesses or geographic or other markets, our inability to take advantage of these opportunities as a result of our inexperience with respect to them.

•
The results of litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise. It is often hard to predict the results of such legal proceedings. It may also be hard to anticipate what legal proceedings may be started following an acquisition.

•	The extent to which client attrition from the acquired business exceeds expectations.

Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, depends, in part, on the information we can gather with respect to the business we are acquiring, which can be quite limited. Our pre-acquisition review of the business may also impact our ability to prepare for and execute on the integration of an

26    The PNC Financial Services Group, Inc. – Form 10-K

acquired business.

As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory issues, including delays in obtaining required approvals. Our ability to make large acquisitions in the future may be negatively impacted as well by regulatory rules or future regulatory initiatives designed to limit systemic risk and the potential for a financial institution to become “too big to fail.”

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters (whether caused naturally or by human conduct), terrorist activities and international hostilities can be predicted. However, these occurrences could adversely impact us, for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course. Also, their impact on our borrowers, depositors, other customers, suppliers or other counterparties could result in indirect adverse effects on us. Other indirect adverse consequences from disasters, terrorist activities or international hostilities could result from impacts to the financial markets or the economy in general or in any particular region. These types of indirect effects could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses. They could also cause a reduction in demand for lending or other services that we provide. Climate change may be increasing the frequency or severity of adverse weather conditions, making the impact from these types of natural disasters on us or our customers worse.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning. This includes our ability to anticipate the nature of any such event that might occur. The adverse impact of disasters, terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, many of which we depend on but have limited or no control over.

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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding each of our executive officers as of February 22, 2019 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

The PNC Financial Services Group, Inc. – Form 10-K  27

Name	Age	Position with PNC	Year Employed (a)
William S. Demchak	56	Chairman, President and Chief Executive Officer (b)	2002
Michael J. Hannon	62	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	50	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	59	Executive Vice President, General Counsel and Chief Administrative Officer	2013
Stacy M. Juchno	43	Executive Vice President and General Auditor	2009
Karen L. Larrimer	56	Executive Vice President, Chief Customer Officer and Head of Retail Banking	1995
Michael P. Lyons	48	Executive Vice President, Head of Corporate & Institutional Banking and Head of Asset Management Group	2011
E William Parsley, III	53	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	54	Executive Vice President and Chief Financial Officer	1987
Joseph E. Rockey	54	Executive Vice President and Chief Risk Officer	1999
Steven Van Wyk	60	Executive Vice President and Head of Technology and Innovation	2013
Gregory H. Kozich	55	Senior Vice President and Controller	2010

(a)	Where applicable, refers to year employed by predecessor company.

(b)
Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2019 annual meeting of shareholders. See Item 10 of this Report.

Michael J. Hannon has served as Executive Vice President since 2009, prior to which he was a Senior Vice President. He has served as Chief Credit Officer since 2001 and was Interim Chief Risk Officer from December 2011 to February 2012.

Vicki C. Henn has served as Executive Vice President and Chief Human Resources Officer of PNC since July 2014. Ms. Henn joined PNC in 1994 and has held numerous management positions. Prior to being named to her current position, Ms. Henn was a Senior Vice President, responsible for Human Resources for Retail Banking.

Gregory B. Jordan joined PNC in 2013 as Executive Vice President, General Counsel and Head of Regulatory and Government Affairs. In February 2016, Mr. Jordan was also appointed Chief Administrative Officer. Prior to joining PNC, he served as the Global Managing Partner for the last 13 years of his 29 year tenure at Reed Smith LLP.

Stacy M. Juchno has served as Executive Vice President and General Auditor of PNC since April 2014 and previously served as Senior Vice President and Finance Governance and Oversight Director.

Karen L. Larrimer was appointed Executive Vice President in 2013 and became head of PNC’s Retail Banking in 2016. She has also served as Chief Customer Officer since April 2014, prior to which she served as Chief Marketing Officer.

Michael P. Lyons has been an Executive Vice President since 2011 and is head of PNC’s Corporate & Institutional Banking. Mr. Lyons assumed responsibility for PNC's Asset Management Group in January 2018. Prior to joining PNC in October 2011, from May 2010 until October 2011, Mr. Lyons was head of corporate development and strategic planning for Bank of America.

E William Parsley, III has served as Executive Vice President since 2009. In February 2018, Mr. Parsley was appointed Chief Operating Officer. Previously, he served as Treasurer and Chief Investment Officer since 2004 and head of Consumer Lending since the spring of 2016.

Robert Q. Reilly was appointed Chief Financial Officer in 2013. He served as the head of PNC’s Asset Management Group from 2005 until April 2013. Previously, he held numerous management roles in both Corporate Banking and Asset Management. He was appointed Executive Vice President in 2009.

Joseph E. Rockey was appointed Executive Vice President and Chief Risk Officer in January 2015. Prior to his appointment, Mr. Rockey led enterprise risk management and the Basel office within PNC’s risk management organization.

Steven Van Wyk joined PNC as Head of Technology and Operations in 2013 and was appointed Head of Technology and Innovation in April 2017. He was appointed Executive Vice President of PNC in 2013. From 2007 until joining PNC, Mr. Van Wyk served as Global Chief Operating Officer for ING.

Gregory H. Kozich has served as Controller of PNC since 2011. He was appointed as Senior Vice President in 2010. Prior to joining PNC in 2010, Mr. Kozich was with the Federal National Mortgage Association from 2005 until late 2010, most recently serving as its corporate controller.

28    The PNC Financial Services Group, Inc. – Form 10-K

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) (1) Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 15, 2019, there were 53,986 common shareholders of record.

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

The Federal Reserve has the power to prohibit us from paying dividends without its approval. For further information concerning dividend restrictions and other factors that could limit our ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors, the Liquidity and Capital Management portion of the Risk Management section in Item 7, and Note 10 Borrowed Funds, Note 15 Equity and Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2018 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.
(a)(2)    None.

(b)	Not applicable.

(c)	Details of our repurchases of PNC common stock during the fourth quarter of 2018 are included in the following table:
In thousands, except per share data

2018 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	1,204	$128.43	1,189	25,663
November 1 – 30	1,491	$133.79	1,491	24,172
December 1 – 31	3,458	$119.43	3,458	20,714
Total	6,153	$124.67

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

(b)
On March 11, 2015, we announced that our Board of Directors approved a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2018, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2018, including repurchases of up to $300 million related to stock issuances under employee benefit plans, in accordance with PNC's 2018 capital plan. In November 2018, we announced an increase to these previously announced programs in the amount of up to $900 million in additional common share repurchases. The aggregate repurchase price of shares repurchased during the fourth quarter of 2018 was $.8 billion. See the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for more information on the authorized share repurchase programs for the period July 1, 2018 through June 30, 2019.

The PNC Financial Services Group, Inc. – Form 10-K  29

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2018, as compared with: (1) a selected peer group as set forth below and referred to as the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested on January 1, 2014 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2013 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018
PNC	$100	$120.32	$128.51	$161.64	$203.60	$169.03	11.07%
S&P 500 Index	$100	$113.68	$115.24	$129.02	$157.17	$150.27	8.49%
S&P 500 Banks	$100	$115.51	$116.49	$144.81	$177.47	$148.30	8.20%
Peer Group	$100	$110.15	$109.59	$144.66	$162.10	$135.40	6.25%

The Peer Group for the preceding chart and table consists of the following companies: Bank of America Corporation; BB&T Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; SunTrust Banks, Inc.; The PNC Financial Services Group, Inc.; U.S. Bancorp; and Wells Fargo & Company. This Peer Group was approved for 2018 by the Board of Directors’ Personnel and Compensation Committee. Such Committee has approved the same peer group for 2019.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2013 to December 31 of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

30    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 6 – SELECTED FINANCIAL DATA

This Selected Financial Data should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in
Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

	Year ended December 31
Dollars in millions, except per share data	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$12,582	$10,814	$9,652	$9,323	$9,431
Interest expense	2,861	1,706	1,261	1,045	906
Net interest income	9,721	9,108	8,391	8,278	8,525
Noninterest income	7,411	7,221	6,771	6,947	6,850
Total revenue	17,132	16,329	15,162	15,225	15,375
Provision for credit losses	408	441	433	255	273
Noninterest expense	10,296	10,398	9,476	9,463	9,488
Income before income taxes and noncontrolling interests	6,428	5,490	5,253	5,507	5,614
Income taxes	1,082	102	1,268	1,364	1,407
Net income	5,346	5,388	3,985	4,143	4,207
Less: Net income attributable to noncontrolling interests	45	50	82	37	23
Preferred stock dividends	236	236	209	220	232
Preferred stock discount accretion and redemptions	4	26	6	5	5
Net income attributable to common shareholders	$5,061	$5,076	$3,688	$3,881	$3,947
Per Common Share
Basic earnings	$10.79	$10.49	$7.42	$7.52	$7.44
Diluted earnings	$10.71	$10.36	$7.30	$7.39	$7.30
Book value	$95.72	$91.94	$85.94	$81.84	$77.61
Cash dividends declared	$3.40	$2.60	$2.12	$2.01	$1.88
Effective tax rate (a) (b)	16.8%	1.9%	24.1%	24.8%	25.1%
Performance Ratios
Net interest margin (c)	2.97%	2.87%	2.73%	2.74%	3.08%
Noninterest income to total revenue	43%	44%	45%	46%	45%
Efficiency	60%	64%	62%	62%	62%
Return on:
Average common shareholders' equity (b)	11.83%	12.09%	8.85%	9.50%	9.91%
Average assets (b)	1.41%	1.45%	1.10%	1.17%	1.28%

(a)	The effective tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

(b)
The 2018 results reflected the change in the statutory federal income tax rate from 35% to 21%, effective January 1, 2018, as a result of the new federal tax legislation. The 2017 results reflected an income tax benefit from the new federal tax legislation primarily attributable to revaluation of deferred tax liabilities at the lower statutory tax rate.

(c)
Net interest margin is the total yield on interest-earning assets minus the total rate on interest-bearing liabilities and includes the benefit from use of noninterest-bearing sources. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating average yields used in the calculation of net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) Statistical Information (Unaudited) in Item 8 of this Report.

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

The PNC Financial Services Group, Inc. – Form 10-K  31

	At or for the year ended December 31
Dollars in millions, except as noted	2018	2017	2016	2015	2014
Balance Sheet Highlights
Assets	$382,315	$380,768	$366,380	$358,493	$345,072
Loans	$226,245	$220,458	$210,833	$206,696	$204,817
Allowance for loan and lease losses	$2,629	$2,611	$2,589	$2,727	$3,331
Interest-earning deposits with banks (a)	$10,893	$28,595	$25,711	$30,546	$31,779
Investment securities	$82,701	$76,131	$75,947	$70,528	$55,823
Loans held for sale	$994	$2,655	$2,504	$1,540	$2,262
Equity investments (b)	$12,894	$11,392	$10,728	$10,587	$10,728
Mortgage servicing rights	$1,983	$1,832	$1,758	$1,589	$1,351
Goodwill	$9,218	$9,173	$9,103	$9,103	$9,103
Other assets	$34,408	$27,894	$27,506	$26,566	$28,180
Noninterest-bearing deposits	$73,960	$79,864	$80,230	$79,435	$73,479
Interest-bearing deposits	$193,879	$185,189	$176,934	$169,567	$158,755
Total deposits	$267,839	$265,053	$257,164	$249,002	$232,234
Borrowed funds (c)	$57,419	$59,088	$52,706	$54,532	$56,768
Total shareholders’ equity	$47,728	$47,513	$45,699	$44,710	$44,551
Common shareholders’ equity	$43,742	$43,530	$41,723	$41,258	$40,605
Accumulated other comprehensive income (loss)	$(725)	$(148)	$(265)	$130	$503
Period-end common shares outstanding (millions)	457	473	485	504	523
Loans to deposits	84%	83%	82%	83%	88%
Client Assets (billions)
Discretionary client assets under management	$148	$151	$137	$134	$135
Nondiscretionary client assets under administration	124	131	120	119	123
Total client assets under administration	272	282	257	253	258
Brokerage account client assets	47	49	44	43	43
Total	$319	$331	$301	$296	$301
Capital Ratios (d) (e)
Basel III (f)
Common equity Tier 1	9.6%	9.8%	10.0%	10.0%	10.0%
Tier 1 risk-based	10.8%	N/A	N/A	N/A	N/A
Total capital risk-based	13.0%	N/A	N/A	N/A	N/A
Transitional Basel III
Common equity Tier I	N/A	10.4%	10.6%	10.6%	10.9%
Tier 1 risk-based capital	N/A	11.6%	12.0%	12.0%	12.6%
Other Selected Ratios
Dividend payout	31.5%	24.7%	29.0%	27.0%	25.3%
Common shareholders’ equity to total assets	11.4%	11.4%	11.4%	11.5%	11.8%
Average common shareholders’ equity to average assets	11.3%	11.3%	11.5%	11.5%	12.1%
Selected Statistics
Employees	53,063	52,906	52,006	52,513	53,587
Retail Banking branches	2,372	2,459	2,520	2,616	2,697
ATMs	9,162	9,051	9,024	8,956	8,605

(a)
Includes balances held with the Federal Reserve Bank of Cleveland of $10.5 billion, $28.3 billion, $25.1 billion, $30.0 billion and $31.4 billion as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(b)
Includes our equity interest in BlackRock. On January 1, 2018, $.6 billion of trading and available for sale securities, primarily money market funds, were reclassified to Equity investments in accordance with the adoption of Accounting Standards Update (ASU) 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in Item 8 of this Report for additional detail on this adoption.

(c)
Includes long-term borrowings of $37.4 billion, $43.1 billion, $38.3 billion, $43.6 billion and $41.5 billion for 2018, 2017, 2016, 2015 and 2014, respectively. Borrowings which mature more than one year after December 31, 2018 are considered to be long-term.

(d)
See capital ratios discussion in the Supervision and Regulation section of Item 1 and in the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for additional discussion on these capital ratios. Additional information on the 2014-2016 fully phased-in ratios and Transitional Basel III ratios is included in the Statistical Information (Unaudited) section in Item 8 of this Report.

(e)
All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented, except for the prior period Basel III Common equity Tier 1 ratios, which are fully phased-in Basel III ratios and are presented as pro forma estimates. Ratios for all periods were calculated based on the standardized approach.

(f)
The 2018 Basel III ratios for Common equity Tier 1 capital and Tier 1 risk-based capital reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC. The 2018 Basel III Total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2021.

32    The PNC Financial Services Group, Inc. – Form 10-K

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

Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our risk profile from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report.
Our financial performance is substantially affected by a number of external factors outside of our control, including the following:

•	Global and domestic economic conditions, including the continuity, speed and stamina of the current U.S. economic expansion;

•	The monetary policy actions and statements of the Federal Reserve and the Federal Open Market Committee (FOMC);

•	The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve;

•	The functioning and other performance of, and availability of liquidity in, U.S. and global financial markets, including capital markets;

•	The impact of tariffs and other trade policies of the U.S. and its global trading partners;

•	Changes in the competitive and regulatory landscape;

•	The impact of legislative, regulatory and administrative initiatives and actions;

•	The impact of market credit spreads on asset valuations;

•	The ability of customers, counterparties and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality;

•	Loan demand, utilization of credit commitments and standby letters of credit; and

•	The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives, including the 2017 federal tax legislation.

In addition, our success will depend upon, among other things:

•	Effectively managing capital and liquidity including:

•	Continuing to maintain and grow our deposit base as a low-cost stable funding source;

•	Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards; and

•	Actions we take within the capital and other financial markets.

•	Management of credit risk in our portfolio;

•	Execution of our strategic priorities;

•	Our ability to manage and implement strategic business objectives within the changing regulatory environment;

•	The impact of legal and regulatory-related contingencies; and

•	The appropriateness of reserves needed for critical accounting estimates and related contingencies.

The PNC Financial Services Group, Inc. – Form 10-K  33

For additional information, see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Income Statement Highlights
Net income for 2018 was $5.3 billion, or $10.71 per diluted common share, a decrease of 1% compared to $5.4 billion, or $10.36 per diluted common share, for 2017.

•	Total revenue increased $803 million, or 5%, to $17.1 billion.

•	Net interest income increased $613 million, or 7%, to $9.7 billion.

•	Net interest margin increased to 2.97% for 2018 compared to 2.87% for 2017.

•	Noninterest income increased $190 million, or 3%, to $7.4 billion.

•	Provision for credit losses was $408 million in 2018 compared to $441 million for 2017.

•	Noninterest expense decreased $102 million, or 1%, to $10.3 billion.

•
Income tax expense was $1.1 billion in 2018 compared to $102 million in 2017, which reflected a benefit of $1.2 billion from federal tax legislation, the Tax Cut and Jobs Act, enacted in December 2017.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at December 31, 2018 and 2017. In comparison to December 31, 2017:

•	Total loans increased $5.8 billion, or 3%, to $226.2 billion.

•	Total commercial lending grew $4.9 billion, or 3%.

•	Total consumer lending increased $.9 billion, or 1%.

•	Total deposits increased $2.8 billion, or 1%, to $267.8 billion.

•	Investment securities increased $6.6 billion, or 9%, to $82.7 billion.

•	Interest earning deposits with banks, primarily with the Federal Reserve Bank, decreased $17.7 billion, or 62%, to $10.9 billion.

•	Other assets increased $6.5 billion, or 23%, to $34.4 billion driven by higher short-term investments in resale agreements.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
Overall credit quality remained strong.

•	At December 31, 2018 compared to December 31, 2017:

▪	Nonperforming assets decreased $227 million, or 11%, to $1.8 billion.

▪	Overall loan delinquencies of $1.5 billion decreased $35 million, or 2%.

•	Net charge-offs of $420 million in 2018 decreased 8% compared to net charge-offs of $457 million for 2017.

•	The allowance for loan and lease losses to total loans was 1.16% at December 31, 2018 and 1.18% at December 31, 2017.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights
We maintained a strong capital position during 2018 and continued to return capital to shareholders.

•
The Basel III common equity Tier 1 capital ratio, which includes the full phase-in of all Basel III adjustments and became effective for PNC as of January 1, 2018, was 9.6% at December 31, 2018 compared with 9.8% at December 31, 2017, calculated on the same basis.

•	In 2018 we returned $4.4 billion of capital to shareholders through repurchases of 19.9 million common shares for $2.8 billion and dividends on common shares of $1.6 billion.

•
In June 2018, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2018, including repurchases of up to $300 million related to stock issuances under employee benefit plans. In November 2018, we announced an increase to these previously announced programs in the amount of up to $900 million in additional common share repurchases.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Federal Reserve as part of the Comprehensive Capital Analysis and Review (CCAR) process. For additional information, see the Supervision and Regulation section in Item 1 Business of this Report.

34    The PNC Financial Services Group, Inc. – Form 10-K

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2018 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that U.S. economic growth has accelerated over the past two years to above its long-run trend. We expect further gradual improvement in the labor market this year, including job gains and rising wages, which would be a positive indicator for consumer spending. However, growth is expected to slow over the course of 2019. Trade restrictions and geopolitical concerns are downside risks to the forecast. Inflation is expected to slow in the first half of 2019, to below the FOMC's 2% objective. Short-term interest rates and bond yields are expected to rise very slowly in 2019. Our baseline forecast is for one more increase in the federal funds rate, in September 2019, pushing the rate to a range of 2.50% to 2.75% in the second half of this year. See the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For additional information on financial results for the fourth quarter of 2018, see the Selected Quarterly Financial Data section in the Statistical Information (Unaudited) section of Item 8 of this Report.

For full year 2019 compared to full year 2018, we expect:

•	Average loan growth to be between 3% and 4%;

•	Revenue growth on the higher end of low-single digits, on a percentage basis;

•	Noninterest expense to increase on the lower end of low-single digits, on a percentage basis; and

•	The effective tax rate to be approximately 17%.

For the first quarter of 2019 compared to the fourth quarter of 2018, we expect:

•	Average loans to be stable;

•	Net interest income to be stable, reflecting two fewer days in the quarter;

•
Fee income to decrease by low-single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Other noninterest income to be between $275 million and $325 million, excluding net securities and Visa activity;

•	Noninterest expense to remain stable; and

•	Provision for credit losses to be between $125 million and $175 million.

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report.

Net income for 2018 was $5.3 billion, or $10.71 per diluted common share, a decrease of 1% compared with $5.4 billion, or $10.36 per diluted common share, for 2017. The decrease was primarily driven by higher income tax expense in 2018 which more than offset a 5% increase in total revenue and a 1% decrease in noninterest expense. Income tax expense in 2017 reflected an income tax benefit of $1.2 billion from new federal tax legislation primarily attributable to revaluation of net deferred tax liabilities at the lower statutory tax rate.

The PNC Financial Services Group, Inc. – Form 10-K  35

Net Interest Income
Table 1: Summarized Average Balances and Net Interest Income (a)

	2018			2017
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$78,784	2.91%	$2,289	$75,057	2.74%	$2,059
Loans	223,278	4.33%	9,667	217,271	3.86%	8,390
Interest-earning deposits with banks	20,603	1.84%	379	24,043	1.11%	267
Other	8,093	4.47%	362	8,983	3.48%	313
Total interest-earning assets/interest income	$330,758	3.84%	12,697	$325,354	3.39%	11,029
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$186,361.66%		1,229	$179,447.35%		623
Borrowed funds	59,306	2.75%	1,632	56,889	1.90%	1,083
Total interest-bearing liabilities/interest expense	$245,667	1.16%	2,861	$236,336.72%		1,706
Net interest income/margin (Non-GAAP)		2.97%	9,836		2.87%	9,323
Taxable-equivalent adjustments			(115)			(215)
Net interest income (GAAP)			$9,721			$9,108

(a)
Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 8 of this Report.

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

Net interest income increased $613 million, or 7%, in 2018 compared with 2017 due to higher loan and securities yields and balances partially offset by increases in deposit and borrowing costs. Net interest margin increased in the comparison reflecting the impact of higher interest rates.

Average investment securities increased $3.7 billion, or 5%, reflecting net purchases of agency residential mortgage-backed securities of $4.0 billion and U.S. Treasury and government agency securities of $3.3 billion, partially offset by declines of $1.1 billion in both commercial mortgage-backed securities and other securities. Average investment securities increased to 24% of average interest-earning assets in 2018 compared to 23% in 2017.

Average loans grew $6.0 billion, or 3%, driven by an increase in average commercial lending of $5.2 billion reflecting strong growth in our Corporate Banking, Business Credit and Equipment Finance businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $.8 billion in 2018 compared to 2017 as growth in residential real estate, automobile and credit card loans was partially offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, run-off in the non-strategic consumer loan portfolios of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 68% of average interest-earning assets in 2018 compared to 67% in 2017.

Average interest-bearing deposits grew $6.9 billion, or 4%, reflecting overall deposit and customer growth. The increase also reflected a shift from noninterest-bearing deposits, which declined $2.3 billion, or 3%, to interest-bearing deposits as deposit rates have risen. Within average interest-bearing deposits, average savings deposits increased $9.2 billion, due in part to a shift to relationship-based savings products from money market deposits, which decreased $6.0 billion. Additionally, average interest-bearing demand deposits grew $3.6 billion. Average interest-bearing deposits remained stable at 76% of average interest-bearing liabilities in 2018 and 2017.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Average borrowed funds increased $2.4 billion, or 4%, primarily due to higher bank notes and senior debt of $2.3 billion and Federal Home Loan Bank borrowings of $1.1 billion, partially offset by a decline in subordinated debt of $1.0 billion. See the Consolidated Balance Sheet Review portion of this Item 7 for additional detail on the level and composition of borrowed funds.

36    The PNC Financial Services Group, Inc. – Form 10-K

Noninterest Income
Table 2: Noninterest Income

Year ended December 31			Change
Dollars in millions	2018	2017	$	%
Noninterest income
Asset management	$1,825	$1,942	$(117)	(6)%
Consumer services	1,502	1,415	87	6%
Corporate services	1,849	1,742	107	6%
Residential mortgage	316	350	(34)	(10)%
Service charges on deposits	714	695	19	3%
Other	1,205	1,077	128	12%
Total noninterest income	$7,411	$7,221	$190	3%

Noninterest income as a percentage of total revenue was 43% for 2018 and 44% for 2017.

Asset management revenue decreased in the comparison reflecting a $254 million fourth quarter 2017 flow through impact of federal tax legislation on our equity investment in BlackRock. This decline was partially offset by higher earnings from our equity investment in BlackRock which benefited from the lower federal statutory income tax rate and by stronger average equity markets during 2018. PNC's discretionary client assets under management decreased to $148 billion at December 31, 2018 compared with $151 billion at December 31, 2017 primarily due to lower equity markets as of December 31, 2018.

Consumer service fees increased in the comparison primarily due to growth in debit card fees and credit card fees, net of rewards, which increased $32 million and $23 million, respectively, reflecting higher transaction volume and customer growth. Brokerage revenue increased $38 million resulting from growth in average brokerage assets under management.

Corporate service fees were higher primarily driven by growth in treasury management product revenue of $70 million and higher merger and acquisition advisory fees of $42 million. These increases were partially offset by a decline in revenue from commercial mortgage banking activities driven by a $27 million lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Residential mortgage revenue declined due to lower loan sales revenue of $61 million driven by lower gain on sales margins as a result of increased competition, a shift in product mix to purchases from refinancing and lower loan origination volume. This decrease was partially offset by negative residential mortgage servicing rights valuation adjustments, net of economic hedge, of $30 million in 2017, which included a negative adjustment of $71 million in the fourth quarter of 2017 for residential mortgage servicing rights fair value assumption updates. The valuation adjustment benefit in 2018 was insignificant.

Service charges on deposits increased reflecting higher consumer transaction volumes and product enhancements.

Other noninterest income increased in the comparison largely attributable to the impact of negative derivative fair value adjustments related to Visa Class B common shares of $280 million in 2017, including $248 million in the fourth quarter of 2017 primarily related to the extension of anticipated timing of litigation resolution, compared with positive adjustments of $35 million in 2018.

These increases were partially offset by the impact of a fourth quarter 2017 benefit of $119 million for appreciation in value of BlackRock common stock used to fund PNC's fourth quarter 2017 contribution to the PNC Foundation. In addition, the comparison reflected a $28 million decline in revenue from equity investments, which included the impact of first quarter 2017 positive valuation adjustments related to the Volcker Rule provisions of the Dodd-Frank Act.

In the first quarter of 2018, and in connection with the commercial and vendor finance business we acquired in 2017, we reclassified operating lease income in Other noninterest income of $121 million in 2017 and $85 million in 2016 to Corporate services noninterest income on the Consolidated Income Statement. Operating lease income was $130 million in 2018.

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

The PNC Financial Services Group, Inc. – Form 10-K  37

Provision for Credit Losses
The provision for credit losses was $408 million in 2018 compared to $441 million in 2017, reflecting a lower provision for commercial loans, partially offset by a higher provision for consumer loans.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense
Table 3: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2018	2017	$	%
Noninterest expense
Personnel	$5,471	$5,268	$203	4%
Occupancy	818	868	(50)	(6)%
Equipment	1,103	1,065	38	4%
Marketing	285	244	41	17%
Other	2,619	2,953	(334)	(11)%
Total noninterest expense	$10,296	$10,398	$(102)	(1)%

Noninterest expense decreased in 2018 compared to 2017 as ongoing business investments, including technology and staffing, and higher levels of business activity were more than offset by the $502 million impact of certain fourth quarter 2017 items described in the next paragraph.

Higher personnel expense reflected higher staffing levels, an increase in the minimum hourly pay rate for eligible employees, enhanced employee benefits and higher variable compensation related to revenue growth, partially offset by the fourth quarter 2017 impact of $105 million for employee cash payments and pension account credits. Marketing expense was higher in support of business expansion. The decline in other noninterest expense reflected the fourth quarter 2017 impact of a $200 million contribution of BlackRock common stock to the PNC Foundation. Additionally, fourth quarter 2017 included $197 million of charges for real estate dispositions and exits, which were primarily within other noninterest expense.

During 2018, we completed actions and achieved our 2018 continuous improvement program savings goal of $250 million, which funded a portion of our strategic investments. In 2019, we have a goal of $300 million in cost savings through our continuous improvement program, which we expect will continue to partially fund our ongoing business investments.

Effective Income Tax Rate
The effective income tax rate was 16.8% for 2018 compared with 1.9% for 2017. In the fourth quarter of 2017, an income tax benefit of $1.2 billion was recognized as a result of federal tax legislation and was primarily attributable to the revaluation of net deferred tax liabilities at the lower statutory tax rate of 21%, which became effective January 1, 2018. For additional information on our accounting related to the new federal tax legislation, see Note 17 Income Taxes in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low income housing and new markets investments, as well as earnings on other tax exempt investments.

Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 17 Income Taxes in Item 8 of this Report.

38    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED BALANCE SHEET REVIEW
Table 4: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2018	2017	$	%
Assets
Interest-earning deposits with banks	$10,893	$28,595	$(17,702)	(62)%
Loans held for sale	994	2,655	(1,661)	(63)%
Investment securities	82,701	76,131	6,570	9%
Loans	226,245	220,458	5,787	3%
Allowance for loan and lease losses	(2,629)	(2,611)	(18)	(1)%
Mortgage servicing rights	1,983	1,832	151	8%
Goodwill	9,218	9,173	45	—
Other, net	52,910	44,535	8,375	19%
Total assets	$382,315	$380,768	$1,547	—
Liabilities
Deposits	$267,839	$265,053	$2,786	1%
Borrowed funds	57,419	59,088	(1,669)	(3)%
Other	9,287	9,042	245	3%
Total liabilities	334,545	333,183	1,362	—
Equity
Total shareholders’ equity	47,728	47,513	215	—
Noncontrolling interests	42	72	(30)	(42)%
Total equity	47,770	47,585	185	—
Total liabilities and equity	$382,315	$380,768	$1,547	—
The summarized balance sheet data in Table 4 is based upon our Consolidated Balance Sheet in Item 8 of this Report.
Our balance sheet at December 31, 2018 increased slightly compared to December 31, 2017 and we maintained strong capital and liquidity positions.

•	Total assets increased as higher short-term investments, investment securities and loans were substantially offset by lower interest-earning deposits with banks.

•	Total liabilities increased due to deposit growth, partially offset by lower borrowed funds.

•
Total equity increased slightly as higher retained earnings was mostly offset by share repurchases and lower accumulated other comprehensive income (AOCI) largely related to net unrealized securities losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 18 Regulatory Matters in our Notes To Consolidated Financial Statements included in this Report.
Loans
Table 5: Loans

	December 31	December 31	Change
Dollars in millions	2018	2017	$	%
Commercial lending
Commercial	$116,834	$110,527	$6,307	6%
Commercial real estate	28,140	28,978	(838)	(3)%
Equipment lease financing	7,308	7,934	(626)	(8)%
Total commercial lending	152,282	147,439	4,843	3%
Consumer lending
Home equity	26,123	28,364	(2,241)	(8)%
Residential real estate	18,657	17,212	1,445	8%
Automobile	14,419	12,880	1,539	12%
Credit card	6,357	5,699	658	12%
Education	3,822	4,454	(632)	(14)%
Other consumer	4,585	4,410	175	4%
Total consumer lending	73,963	73,019	944	1%
Total loans	$226,245	$220,458	$5,787	3%
Loans at December 31, 2018 reflected growth in both commercial and consumer lending compared to December 31, 2017.

The PNC Financial Services Group, Inc. – Form 10-K  39

Commercial lending increased driven by growth in our Corporate Banking and Business Credit businesses partially offset by lower loan balances in the Real Estate business within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loan growth in asset-backed finance securitizations as well as increased lending to large and midsized corporate clients was partially offset by lower public finance lending. Growth in Business Credit was driven by higher utilization and new originations. Balances in the Real Estate business declined due to project loan payoffs, partially offset by higher commercial mortgage balances.
For commercial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.
Consumer lending balances increased as growth in automobile loans, residential real estate loans and credit card balances were partially offset by lower home equity and education loans.
The growth in automobile loans was primarily due to higher indirect auto loans including continued new loan growth in the Southeast markets and expansion to franchised dealers in new markets. Residential real estate loans increased primarily as a result of originations of nonconforming loans, which are loans that do not meet government agency standards as a result of exceeding agency conforming loan limits. Credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.
Home equity loans declined as paydowns and payoffs exceeded new originated volume.  In addition, the declines in both home equity and education loans included the continued runoff in our non-strategic brokered home equity and government guaranteed education loan portfolios.
For information on home equity and residential real estate loans, including by geography and lien priority, and automobile loans, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.
For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section in this Item 7 and Note 1 Accounting Policies, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in Item 8 of this Report.
Investment Securities
Investment securities of $82.7 billion at December 31, 2018 increased $6.6 billion compared to December 31, 2017, driven by net purchases of agency residential mortgage-backed securities of $4.8 billion and U.S. Treasury and government agencies securities of $3.6 billion. These increases were partially offset by the reclassification of $.6 billion of available for sale securities, primarily money market funds, to equity investments as part of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in Item 8 of this Report for additional detail on the adoption of this ASU.

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
Table 6: Investment Securities

	December 31, 2018		December 31, 2017		Ratings (a) As of December 31, 2018
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$18,862	$18,863	$15,173	$15,286	100%
Agency residential mortgage-backed	45,153	44,407	40,037	39,847	100%
Non-agency residential mortgage-backed	2,076	2,365	2,610	2,932	12%	2%	2%	50%	34%
Agency commercial mortgage-backed	2,773	2,720	2,367	2,315	100%
Non-agency commercial mortgage-backed (b)	3,177	3,145	3,141	3,161	86%	6%			8%
Asset-backed (c)	5,115	5,155	5,531	5,598	88%	3%	4%	5%
Other debt (d)	5,670	5,753	6,279	6,459	74%	15%	8%		3%
Other (e)			587	585
Total investment securities (f)	$82,826	$82,408	$75,725	$76,183	95%	1%	1%	2%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional detail.

(f)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

40    The PNC Financial Services Group, Inc. – Form 10-K

Table 6 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. The relationship of fair value to amortized cost at December 31, 2018 compared to December 31, 2017 primarily reflected the impact of higher interest rates on the valuation of fixed rate securities. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

The duration of investment securities was 3.4 years at December 31, 2018. We estimate that at December 31, 2018 the effective duration of investment securities was 3.5 years for an immediate 50 basis points parallel increase in interest rates and 3.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2017 for the effective duration of investment securities were 3.4 years and 3.0 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.3 years at December 31, 2018 compared to 5.2 years at December 31, 2017.
Table 7: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2018	Years
Agency residential mortgage-backed	6.3
Non-agency residential mortgage-backed	6.0
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	2.6
Asset-backed	2.2
Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 8: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2018	2017	$	%
Deposits
Noninterest-bearing	$73,960	$79,864	$(5,904)	(7)%
Interest-bearing
Money market	53,368	59,735	(6,367)	(11)%
Demand	65,211	61,213	3,998	7%
Savings	56,793	46,980	9,813	21%
Time deposits	18,507	17,261	1,246	7%
Total interest-bearing deposits	193,879	185,189	8,690	5%
Total deposits	267,839	265,053	2,786	1%
Borrowed funds
Federal Home Loan Bank (FHLB) borrowings	21,501	21,037	464	2%
Bank notes and senior debt	25,018	28,062	(3,044)	(11)%
Subordinated debt	5,895	5,200	695	13%
Other	5,005	4,789	216	5%
Total borrowed funds	57,419	59,088	(1,669)	(3)%
Total funding sources	$325,258	$324,141	$1,117	—

Total deposits increased in 2018 over 2017 as growth in interest-bearing deposits was partially offset by a decline in noninterest-bearing deposits. Noninterest-bearing deposits decreased mainly due to the impact of rising interest rates, reflecting a shift of primarily commercial noninterest-bearing deposits to interest-bearing. The increase in interest-bearing deposits was driven by growth in savings deposits reflecting, in part, a shift from consumer money market to relationship-based savings products.

Borrowed funds decreased in the comparison as a decline in bank notes and senior debt was partially offset by increases in subordinated debt and FHLB borrowings. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth and capital considerations. We manage our borrowed

The PNC Financial Services Group, Inc. – Form 10-K  41

funds to provide a reliable source of liquidity for our banking and other activities, considering LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2018 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity was $47.7 billion at December 31, 2018, an increase of $.2 billion compared to December 31, 2017. Higher retained earnings, which reflected net income of $5.3 billion reduced by $1.8 billion of common and preferred dividends, was partially offset by common share repurchases of $2.8 billion and lower AOCI of $.6 billion primarily due to net unrealized securities losses.

Common shares outstanding were 457 million at December 31, 2018 and 473 million at December 31, 2017 as repurchases of 19.9 million shares during 2018 were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.

BUSINESS SEGMENTS REVIEW

We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

Business segment results and a description of each business are included in Note 22 Segment Reporting included in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 22, primarily due to the presentation in this Item 7 of business net interest revenue on a taxable-equivalent basis. Note 22 presents results of businesses for 2018, 2017 and 2016.
Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 99 in Note 22 Segment Reporting in Item 8 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain non-strategic runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, integration costs, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

In the fourth quarter of 2018, we updated our internal management reporting processes relating to our segment reporting disclosures. Certain expenses that were previously recorded within “Other” were reclassified to our reportable segments. These expenses largely related to items that were previously considered corporate expenses, but were either closely aligned to processes and revenue functions within our business segments or were an allocation of expenses that the business segment would have incurred if it operated on a standalone basis. These reclassifications were retrospectively applied to the periods presented in this Business Segments Review and in Note 22 Segment Reporting in Item 8 of this Report. Additionally, certain fourth quarter 2017 net income tax benefits that were previously reported in "Other" in the fourth quarter of 2017 were reclassified within that period, in order to align the accounting of certain tax positions with the business segments that recorded the underlying activity.

42    The PNC Financial Services Group, Inc. – Form 10-K

Retail Banking

Retail Banking's core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with us. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience and drive transformation and automation. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion. In 2018, we launched our national retail digital strategy designed to grow customers with digitally-led banking and an ultra-thin branch network in markets outside of our retail branch network.

Table 9: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$5,119	$4,626	$493	11%
Noninterest income	2,631	2,236	395	18%
Total revenue	7,750	6,862	888	13%
Provision for credit losses	373	347	26	7%
Noninterest expense	5,978	5,746	232	4%
Pretax earnings	1,399	769	630	82%
Income taxes	335	322	13	4%
Earnings	$1,064	$447	$617	138%
Average Balance Sheet
Loans held for sale	$636	$799	$(163)	(20)%
Loans
Consumer
Home equity	$23,991	$25,278	$(1,287)	(5)%
Automobile	13,827	12,407	1,420	11%
Education	4,135	4,832	(697)	(14)%
Credit cards	5,838	5,248	590	11%
Other	1,843	1,773	70	4%
Total consumer	49,634	49,538	96	—
Commercial and commercial real estate	10,383	10,767	(384)	(4)%
Residential mortgage	13,985	12,238	1,747	14%
Total loans	$74,002	$72,543	$1,459	2%
Total assets	$89,739	$88,663	$1,076	1%
Deposits
Noninterest-bearing demand	$30,670	$29,788	$882	3%
Interest-bearing demand	42,042	40,958	1,084	3%
Money market	29,798	36,592	(6,794)	(19)%
Savings	47,019	38,802	8,217	21%
Certificates of deposit	12,007	13,135	(1,128)	(9)%
Total deposits	$161,536	$159,275	$2,261	1%
Performance Ratios
Return on average assets	1.19%	.50%
Noninterest income to total revenue	34%	33%
Efficiency	77%	84%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-K  43

(continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Supplemental Noninterest Income Information
Consumer services	$1,128	$1,079	$49	5%
Brokerage	$350	$312	$38	12%
Residential mortgage	$316	$350	$(34)	(10)%
Service charges on deposits	$688	$668	$20	3%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$125	$127	$(2)	(2)%
Serviced portfolio acquisitions	$12	$19	$(7)	(37)%
MSR asset value (b)	$1.3	$1.2	$.1	8%
MSR capitalization value (in basis points) (b)	100	92	8	9%
Servicing income: (in millions)
Servicing fees, net (c)	$181	$187	$(6)	(3)%
Mortgage servicing rights valuation, net of economic hedge	$3	$(30)	$33	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$7.4	$9.0	$(1.6)	(18)%
Loan sale margin percentage	2.41%	2.80%
Percentage of originations represented by:
Purchase volume (d)	67%	53%
Refinance volume	33%	47%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	55%	53%
Digital consumer customers (f)	66%	62%
Credit-related statistics
Nonperforming assets (g)	$1,126	$1,129	$(3)	—
Net charge-offs	$420	$371	$49	13%
Other statistics
ATMs	9,162	9,051	111	1%
Branches (h)	2,372	2,459	(87)	(4)%
Brokerage account client assets (in billions) (i)	$47	$49	$(2)	(4)%
* - Not Meaningful

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of December 31, except for customer-related statistics, which are averages for the year ended, and net charge-offs, which are for the year ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion at both December 31, 2018 and 2017.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $1.1 billion in 2018 compared with $447 million in 2017. The increase in earnings was driven by higher net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses. Earnings in 2018 also benefited from the lower statutory federal income tax rate.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits.

The increase in noninterest income was largely attributable to the impact of negative derivative fair value adjustments related to Visa Class B common shares of $280 million in 2017, including $248 million in the fourth quarter of 2017 primarily related to the extension of anticipated timing of litigation resolution, compared with positive fair value adjustments of $35 million in 2018. Higher noninterest income also reflected growth in consumer service fees, including higher debit and credit card fees, as well as higher brokerage fees and service charges on deposits.

44    The PNC Financial Services Group, Inc. – Form 10-K

These increases in noninterest income were partially offset by lower residential mortgage noninterest income, reflecting a decline in loan sales revenue, as well as lower servicing revenue. The decline in loan sales revenue reflected lower gain on sales margins as a result of increased competition, a shift in product mix to purchases from refinancing, and lower loan origination volume. The comparison also included a benefit in 2018 from residential mortgage servicing rights valuation, net of economic hedge, compared with a negative valuation adjustment in 2017, which included a fourth quarter 2017 negative adjustment of $71 million for residential mortgage servicing rights fair value assumption updates.

Provision for credit losses increased in 2018 compared to 2017 primarily due to portfolio growth in credit card and unsecured installment loans partially offset by declines in the home equity portfolio.

Higher noninterest expense primarily resulted from increases in personnel expense, non-credit losses, continued investments in technology, risk and compliance expense, and marketing activity. Higher personnel expense included an increase in the minimum hourly pay rate for eligible employees.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. During 2018, average total deposits increased compared to 2017, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits grew, reflecting, in part, a shift from money market deposits to relationship-based savings products. Certificates of deposit declined due to the net runoff of maturing accounts.

Retail Banking average total loans grew in 2018 compared with 2017:

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans.

•	Average automobile loans, increased primarily due to strong new indirect auto loan volumes, including in our Southeast and new markets, as well as growth in direct auto loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In 2018, Retail Banking launched its national retail digital strategy by offering a high yield savings account in markets outside of our existing retail branch network and opened a retail location in Kansas City.

Retail Banking continued to focus on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations, and multi-channel engagement and service strategies.

•	Approximately 66% of consumer customers used non-teller channels for the majority of their transactions in 2018 compared with 62% in 2017.

•	Deposit transactions via ATM and mobile channels increased to 55% of total deposit transactions from 53% in 2017.

Retail Banking continued to make progress on its multi-year initiative to redesign the home lending process by integrating mortgage and home equity lending into a common platform to enhance product capability and improve speed of delivery and convenience. We implemented a new mortgage origination system in 2017 and converted home equity loans to the new servicing platform in 2018. Both residential mortgage and home equity loans are now serviced on a single platform.

The PNC Financial Services Group, Inc. – Form 10-K  45

Corporate & Institutional Banking

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

Table 10: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$3,637	$3,551	$86	2%
Noninterest income	2,406	2,271	135	6%
Total revenue	6,043	5,822	221	4%
Provision for credit losses	85	160	(75)	(47)%
Noninterest expense	2,706	2,554	152	6%
Pretax earnings	3,252	3,108	144	5%
Income taxes	744	675	69	10%
Earnings	$2,508	$2,433	$75	3%
Average Balance Sheet
Loans held for sale	$739	$898	$(159)	(18)%
Loans
Commercial	$103,285	$96,937	$6,348	7%
Commercial real estate	26,569	27,372	(803)	(3)%
Equipment lease financing	7,437	7,619	(182)	(2)%
Total commercial lending	137,291	131,928	5,363	4%
Consumer	42	233	(191)	(82)%
Total loans	$137,333	$132,161	$5,172	4%
Total assets	$154,119	$148,414	$5,705	4%
Deposits
Noninterest-bearing demand	$44,099	$47,264	$(3,165)	(7)%
Money market	24,060	22,464	1,596	7%
Other	20,250	16,389	3,861	24%
Total deposits	$88,409	$86,117	$2,292	3%
Performance Ratios
Return on average assets	1.63%	1.64%
Noninterest income to total revenue	40%	39%
Efficiency	45%	44%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,779	$1,516	$263	17%
Capital Markets (b)	$1,088	$1,017	$71	7%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$107	$115	$(8)	(7)%
Commercial mortgage loan servicing income (d)	247	228	19	8%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	27	54	(27)	(50)%
Total	$381	$397	$(16)	(4)%
Commercial mortgage servicing rights asset value (f)	$726	$668	$58	9%
Average Loans by C&IB Business
Corporate Banking	$58,611	$55,701	$2,910	5%
Real Estate	37,571	38,235	(664)	(2)%
Business Credit	17,411	15,804	1,607	10%
Equipment Finance	14,531	13,408	1,123	8%
Commercial Banking	6,984	7,028	(44)	(1)%
Other	2,225	1,985	240	12%
Total average loans	$137,333	$132,161	$5,172	4%
Credit-related statistics
Nonperforming assets (f) (g)	$377	$531	$(154)	(29)%
Net charge-offs	$10	$93	$(83)	(89)%

46    The PNC Financial Services Group, Inc. – Form 10-K

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

(e)	Amounts are reported in corporate service fees.

(f)	As of December 31.

(g)	Includes nonperforming loans of $.3 billion and $.5 billion at December 31, 2018 and 2017, respectively.

Corporate & Institutional Banking earned $2.5 billion in 2018 compared to $2.4 billion in 2017. The increase was primarily due to higher revenue and lower provision for credit losses, mostly offset by higher noninterest expense and income tax expense, as the 2018 impact of a lower statutory rate was more than offset by a 2017 benefit from federal tax legislation.

Net interest income increased in the comparison, primarily due to wider interest rate spreads on the value of deposits, as well as higher average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher treasury management product revenue and higher capital markets-related revenue, including higher merger and acquisition advisory fees and revenue from customer-related derivative and foreign exchange services. Higher gains on asset sales also contributed to noninterest income growth in 2018. These increases were partially offset by a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge, and decreased revenue from credit valuations on customer-related derivative activities.

Credit quality for 2018 was strong as nonperforming assets and net charge-offs declined compared with 2017. The decrease in provision for credit losses in the comparison reflected improved credit quality.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased compared with 2017 due to strong growth in Corporate Banking, Business Credit and Equipment Finance:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to midsized and large corporations and government and not-for-profit entities. Average loans for this business grew in the comparison reflecting strong production in asset-backed financing as well as increased lending to large and midsized corporate clients, partially offset by lower public finance lending.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business decreased primarily driven by project loan payoffs, partially offset by higher commercial mortgage balances.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business grew in the comparison as increased utilization and new originations were partially offset by payoffs.

•
PNC Equipment Finance provides equipment financing solutions for clients throughout the U.S. and Canada. Average loans, including commercial loans and finance leases, and operating leases totaled $15.5 billion in 2018, an increase of $1.2 billion compared with 2017 due to strong new production and the impact of the business acquired in the second quarter of 2017.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business were relatively unchanged.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. In 2018, average total deposits increased compared to 2017 driven by growth in interest-bearing deposits reflecting, in part, a shift from noninterest-bearing deposits in the rising rate environment.  We continue to monitor and balance the relationship between increases to rates paid and the overall profitability of our deposit balances.

Corporate & Institutional Banking expanded its Corporate Banking business, focused on the middle market and larger sectors, into the Denver, Houston and Nashville markets in 2018. This followed offices opened in 2017 in Dallas, Kansas City and Minneapolis. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations. We have announced plans to expand into the Boston and Phoenix markets in 2019.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for

The PNC Financial Services Group, Inc. – Form 10-K  47

customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a business segment perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 10 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with 2017, treasury management revenue increased primarily due to interest rate spread expansion on deposit balances and higher product revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in revenue in the comparison was broad based across most products and services and included higher merger and acquisition advisory, derivative, foreign exchange and equity capital markets advisory related services, partially offset by lower revenue from credit valuations on customer-related derivative activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison as a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge, and lower revenue from commercial mortgage loans held for sale were partially offset by higher revenue from commercial mortgage loan servicing.

48    The PNC Financial Services Group, Inc. – Form 10-K

Asset Management Group

Asset Management Group is focused on being a premier bank-held individual and institutional asset manager in each of the markets it serves. The business seeks to deliver high quality banking, trust and investment management services to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s priorities are to serve our clients' financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.
Table 11: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2018	2017	$	%
Income Statement
Net interest income	$287	$287	$—	—
Noninterest income	892	881	11	1%
Total revenue	1,179	1,168	11	1%
Provision for credit losses	2	1	1	100%
Noninterest expense	913	905	8	1%
Pretax earnings	264	262	2	1%
Income taxes	62	75	(13)	(17)%
Earnings	$202	$187	$15	8%
Average Balance Sheet
Loans
Consumer	$4,656	$5,018	$(362)	(7)%
Commercial and commercial real estate	727	715	12	2%
Residential mortgage	1,588	1,301	287	22%
Total loans	$6,971	$7,034	$(63)	(1)%
Total assets	$7,423	$7,511	$(88)	(1)%
Deposits
Noninterest-bearing demand	$1,458	$1,528	$(70)	(5)%
Interest-bearing demand	3,323	3,628	(305)	(8)%
Money market	2,253	3,158	(905)	(29)%
Savings	4,890	3,947	943	24%
Other	466	250	216	86%
Total deposits	$12,390	$12,511	$(121)	(1)%
Performance Ratios
Return on average assets	2.72%	2.49%
Noninterest income to total revenue	76%	75%
Efficiency	77%	77%
Supplemental Noninterest Income Information
Asset management fees	$883	$865	$18	2%
Other Information
Nonperforming assets (a) (b)	$46	$49	$(3)	(6)%
Net charge-offs	$9	$4	$5	125%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$148	$151	$(3)	(2)%
Nondiscretionary client assets under administration	124	131	(7)	(5)%
Total	$272	$282	$(10)	(4)%
Discretionary client assets under management
Personal	$87	$94	$(7)	(7)%
Institutional	61	57	4	7%
Total	$148	$151	$(3)	(2)%

(a)	As of December 31.

(b)	Includes nonperforming loans of $45 million at December 31, 2018 and $44 million at December 31, 2017.

(c)	Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – Form 10-K  49

Asset Management Group earned $202 million in 2018 compared with $187 million in 2017. Higher earnings reflected the lower statutory federal income tax rate and higher revenue, partially offset by higher noninterest expense.

Higher revenue in the comparison was driven by growth in asset management fees, reflecting stronger average equity markets, partially offset by changes in asset mix.

Noninterest expense increased in the comparison and was primarily attributable to higher compensation and continued investments in technology.

Asset Management Group’s discretionary client assets under management decreased in the comparison, primarily attributable to a decline in the equity markets as of December 31, 2018 compared to the prior year-end.

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

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement administration services to institutional clients such as corporations, healthcare systems, insurance companies, unions, municipalities and non-profits. The business also offers PNC proprietary mutual funds and investment strategies. Institutional Asset Management is strengthening its partnership with Corporate & Institutional Banking to drive growth and is focused on building retirement capabilities and expanding product solutions for all customers.
BlackRock
(Unaudited)
Information related to our equity investment in BlackRock follows:
Table 12: BlackRock Table

Year ended December 31
Dollars in millions	2018	2017
Business segment earnings (a)	$781	$1,764
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings and income taxes on those earnings incurred by us.

(b)	At December 31.

In billions	December 31, 2018	December 31, 2017
Carrying value of our investment in BlackRock (c)	$8.2	$7.7
Market value of our investment in BlackRock (d)	$13.7	$17.9

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at December 31, 2018 and $1.6 billion at December 31, 2017. Our voting interest in BlackRock common stock was approximately 22% at December 31, 2018.

(d)	Does not include liquidity discount.

Earnings for our BlackRock segment decreased compared with 2017, reflecting the 2017 income tax benefit of $972 million resulting from the revaluation of our deferred tax liabilities related to BlackRock as a result of the new federal tax legislation. Our share of BlackRock's reported 2017 GAAP earnings also included a $254 million flow through impact of the new tax legislation on the income recognized on our equity investment in BlackRock.

In addition to our investment in BlackRock reflected in Table 12, at December 31, 2018, we held approximately 143,458 shares of BlackRock Series C Preferred Stock valued at $45 million, which were available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs. Additional information regarding the valuation of the BlackRock Series C Preferred Stock is included in Note 6 Fair Value, and additional information regarding our BlackRock LTIP share obligations is included in Note 12 Stock Based Compensation Plans, both of which are in Item 8 of this Report.

See Note 24 Subsequent Events in Item 8 of this Report for information on our January 31, 2019 transfer of our remaining shares of Series C Preferred Stock to BlackRock to satisfy our obligation under the Share Surrender Agreement.

50    The PNC Financial Services Group, Inc. – Form 10-K

2017 VERSUS 2016
Consolidated Income Statement Review
Summary Results
Net income for 2017 was $5.4 billion, or $10.36 per diluted common share, an increase of 35% compared with $4.0 billion, or $7.30 per diluted common share, for 2016. Higher net income was driven by an 8% increase in total revenue and a tax benefit from the new federal tax legislation, partially offset by a 10% increase in noninterest expense.
Net Interest Income
Net interest income increased $717 million, or 9%, to $9.1 billion in 2017 compared to 2016 due to increases in loan and securities balances and yields, partially offset by an increase in borrowing and deposit costs. Net interest margin increased to 2.87% in 2017 compared to 2.73% in 2016, reflecting the benefit to loans and securities yields from higher interest rates in 2017.
Noninterest Income
Noninterest income increased $450 million, or 7%, to $7.2 billion for 2017 compared to 2016. Noninterest income as a percentage of total revenue was 44% for 2017 compared to 45% for 2016.
Asset management revenue increased $421 million, or 28%, to $1.9 billion in 2017 compared to 2016 reflecting higher earnings from our equity investment in BlackRock, including a $254 million flow through impact from the new federal tax legislation on our equity investment. Additionally, the impact of stronger equity markets contributed to the increase. Discretionary client assets under management in our Asset Management Group segment were $151 billion at December 31, 2017 compared with $137 billion at December 31, 2016, primarily attributable to higher equity markets.
Consumer service fees of $1.4 billion in 2017 grew $27 million, or 2%, compared to 2016, primarily due to a $25 million increase in credit card fees, net of rewards, and debit card fees, which reflected continued momentum in customer activity in both transaction trends and customer growth. In addition, brokerage fees increased $17 million, driven by higher brokerage assets under management. These increases were partially offset by individually insignificant items.
Corporate services revenue increased $153 million, or 10%, to $1.7 billion in 2017 compared to 2016, reflecting broad based growth, including higher merger and acquisition (M&A) advisory fees of $65 million and an increase in loan syndication and agency fees of $28 million, both of which reflected continued momentum in the M&A market. Higher treasury management revenue and operating lease income related to the commercial and vendor finance business acquired in the second quarter of 2017 also contributed to the increase in corporate services revenue.
In the first quarter of 2018, and in connection with the commercial and vendor finance business we acquired in the second quarter of 2017, we reclassified operating lease income to Corporate services noninterest income from Other noninterest income on the Consolidated Income Statement. Operating lease income was $121 million in 2017 and $85 million in 2016.
Residential mortgage revenue decreased $217 million, or 38%, to $.4 billion in 2017 compared to 2016, reflecting a decline of $122 million in residential mortgage servicing rights valuation, net of economic hedge, which included a $71 million negative adjustment for mortgage servicing rights fair value assumption updates in the fourth quarter of 2017. In addition, the decrease reflected lower loan sales revenue of $85 million, which was driven by lower origination volume and compressed pricing margins.
Service charges on deposits of $.7 billion in 2017 increased $28 million, or 4%, compared to 2016, reflecting higher levels of activity.
Other noninterest income increased $38 million, or 4%, to $1.1 billion in 2017 compared to 2016, primarily due to higher revenue from private equity investments of $172 million and $119 million for the appreciation of BlackRock common stock used to fund PNC's fourth quarter 2017 contribution to the PNC Foundation. The increase in revenue from private equity investments reflected positive impacts from valuation adjustments on equity investments subject to the Volcker Rule provision of Dodd-Frank. These increases were largely offset by negative derivative fair value adjustments related to Visa Class B common shares of $280 million in 2017, including $248 million in the fourth quarter primarily related to the extension of anticipated timing of litigation resolution. In 2016, gains on sales of Visa Class B common shares, net of derivative fair value adjustments, were $32 million.
Provision For Credit Losses
The provision for credit losses increased to $441 million in 2017 compared to $433 million in 2016. The provision for 2017 reflected loan growth, including an initial provision for the loan and lease portfolio obtained through the business acquired in the second quarter of 2017, mostly offset by lower provisions in the oil, gas and coal sectors.
Noninterest Expense
Noninterest expense increased by $922 million, or 10%, to $10.4 billion in 2017 compared to 2016, reflecting higher levels of business activity and ongoing investments in technology and business infrastructure. Higher personnel expense included the fourth quarter 2017 announcement of employee cash payments and pension account credits totaling $105 million. In addition, charges for

The PNC Financial Services Group, Inc. – Form 10-K  51

real estate dispositions and exits totaled $197 million for the fourth quarter of 2017, primarily within other noninterest expense. Additionally, other noninterest expense for 2017 included the fourth quarter $200 million contribution of BlackRock common stock to the PNC Foundation. Contributions to the PNC Foundation in 2016 were $75 million.
During 2017, we completed actions and achieved our 2017 continuous improvement program savings goal of $350 million, which funded a significant portion of our business and technology investments, including our Retail branch strategy, enhanced digital capabilities and our home lending transformation.
Effective Income Tax Rate
An income tax benefit of $1.2 billion was recorded in the fourth quarter of 2017 related to the change in tax legislation and was primarily attributable to the revaluation of net deferred tax liabilities at the lower statutory tax rate of 21%. As a result, the effective income tax rate for 2017 was 1.9% compared with 24.1% for 2016.
Consolidated Balance Sheet Review
Summary Results
Our balance sheet grew in 2017 compared to 2016 and we had strong liquidity and capital positions. Total assets increased to $380.8 billion at December 31, 2017 compared to $366.4 billion at December 31, 2016 primarily due to strong loan growth and higher interest-earning deposits with banks. Total liabilities increased to $333.2 billion at December 31, 2017 compared to $319.5 billion at December 31, 2016 due to deposit growth and higher borrowed funds. Total equity increased to $47.6 billion at December 31, 2017 compared to $46.9 at December 31, 2016 due to higher retained earnings driven by net income, partially offset by common share repurchases and a decline in noncontrolling interests related to the redemption of Perpetual Trust Securities in the first quarter of 2017.
Loans
Loans increased $9.6 billion, or 5%, to $220.5 billion as of December 31, 2017 compared with December 31, 2016, reflecting higher commercial lending and consumer lending.
Commercial lending increased $9.5 billion, or 7%, reflecting broad based growth across our lending businesses, including Corporate Banking, Business Credit and Equipment Finance within our Corporate & Institutional Banking segment. In Corporate Banking, loan growth was largely due to increased lending related to mergers and acquisition activity and strong growth in middle market lending. In Business Credit, new originations and higher utilization drove the increase. In the Equipment Finance business, commercial loans and equipment lease financing loans increased as a result of new production, as well as the acquisition of a commercial and vendor finance business with $1.0 billion of loans and leases during the second quarter of 2017.
Growth in consumer lending balances of $.1 billion was driven by higher residential real estate, automobile and credit card loans, partially offset by lower home equity and education loans. Residential real estate loans increased as a result of growth in originations of nonconforming residential mortgage loans, both nationwide and within our branch network. Automobile loans grew in part due to continued expansion in our Southeast markets. Higher credit card balances reflected an increase in new accounts, due in part to the introduction of a new credit card product, as well as higher purchase volume. Decreases in home equity and education loans included the continued runoff in our non-strategic brokered home equity and government guaranteed education loan portfolios. The decline in home equity also reflected decreases due to paydowns and payoffs exceeding new originated volume.
Average total loans increased $8.5 billion, or 4%, to $217.3 billion in 2017 compared to 2016, reflecting increases in average commercial lending of $8.4 billion and average consumer lending of $.1 billion.
Investment Securities
Investment securities increased $.2 billion to $76.1 billion at December 31, 2017 compared to December 31, 2016. Growth in investment securities was driven by net purchases of agency residential mortgage-backed securities of $2.7 billion and U.S. Treasury and government agencies securities of $1.6 billion, partially offset by declines in commercial mortgage-backed securities of $2.2 billion, asset-backed securities of $.9 billion and non-agency residential mortgage-backed securities of $.6 billion.
Average investment securities increased $3.0 billion, or 4%, to $75.1 billion in 2017 compared to 2016. Net purchases of U.S. Treasury and government agencies securities of $2.9 billion and agency residential mortgage-backed securities of $2.8 billion were partially offset by declines in average commercial mortgage-backed securities of $1.6 billion and non-agency residential mortgage-backed securities of $.8 billion.
The weighted-average expected maturity of the investment securities portfolio (excluding other) was 5.2 years at December 31, 2017 and 5.0 years at December 31, 2016.
Funding Sources
Deposits increased $7.9 billion, or 3%, to $265.1 billion at December 31, 2017 compared with December 31, 2016. Savings deposits grew $10.0 billion reflecting, in part, a shift from consumer money market to relationship-based savings products. Money market deposits declined $4.2 billion due to the shift to savings products, which was partially offset by growth of $3.5 billion in commercial

52    The PNC Financial Services Group, Inc. – Form 10-K

interest-bearing money market deposits. Interest-bearing demand deposits increased $2.7 billion, reflecting growth in consumer deposits of $1.7 billion and higher commercial deposits of $1.0 billion.
Average total deposits increased $7.2 billion, or 3%, to $258.1 billion in 2017 compared to 2016 primarily due to growth in average interest-bearing deposits of $6.7 billion, or 4%, driven by higher average savings deposits of $13.1 billion. This increase reflected a shift, in part, to relationship-based savings products from money market deposits, which decreased $9.2 billion. Additionally, average interest-bearing demand deposits grew $4.3 billion, mainly attributable to the higher interest rate environment and customer growth. Average noninterest-bearing deposits increased $.5 billion in 2017 over 2016.
Total borrowed funds increased $6.4 billion, or 12%, to $59.1 billion at December 31, 2017 compared with December 31, 2016 as higher bank notes and senior debt and FHLB borrowings were driven by new issuances outpacing maturities and calls. These increases were partially offset by subordinated debt maturities.
Shareholders’ Equity
Total shareholders’ equity grew $1.8 billion, or 4%, to $47.5 billion at December 31, 2017 compared with December 31, 2016. Higher retained earnings, which reflected net income of $5.4 billion reduced by $1.5 billion of common and preferred dividends, was partially offset by common share repurchases of $2.3 billion. Common shares outstanding were 473 million and 485 million at December 31, 2017 and December 31, 2016, respectively, reflecting repurchases of 18.6 million shares during 2017, which were partially offset by share issuances from treasury stock related to warrants exercised and stock-based compensation activity.
RISK MANAGEMENT
Enterprise Risk Management
We encounter risk as part of the normal course of operating our business. Accordingly, we design risk management processes to help manage this risk. We manage risk in light of our risk appetite to optimize long-term shareholder value while supporting our employees, customers and communities.

Our Enterprise Risk Management (ERM) Framework is structurally aligned with enhanced prudential standards that establish minimum requirements for the design and implementation of a risk management framework. This Risk Management section describes our ERM Framework which consists of risk culture, enterprise strategy (including risk appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. The overall Risk Management section of this Item 7 also provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance. Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of applicable regulatory pronouncements within our ERM Framework.
We view risk management as a cohesive combination of the following risk elements which form our ERM Framework:

The PNC Financial Services Group, Inc. – Form 10-K  53

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
Managing risk is every employee’s responsibility. All of our employees individually and collectively assume responsibility for ensuring the organization is performing with the utmost integrity, is applying sound risk management practices and is striving to achieve our stated objectives rather than pursuing individual interests. All employees are responsible for understanding our Enterprise Risk Appetite Statement, the ERM Framework and how risk management applies to their respective roles and responsibilities. Employees are encouraged to collaborate across groups to identify and mitigate risks and elevate issues as required. We reinforce risk management responsibilities through a performance management system where employee performance goals include risk management objectives and incentives for employees to reinforce balanced measures of risk-adjusted performance.
Proactive communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. Our multi-level risk committee structure provides formal channels to identify and report risk.
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
Risk Governance and Framework
We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened risk management and governance standards and guidelines. See discussion of the enhanced prudential standards in the Supervision and Regulation section in Item 1 of this Report.
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
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the standards for identifying, measuring, monitoring, controlling and reporting aggregate risks. As the second line of defense, the

54    The PNC Financial Services Group, Inc. – Form 10-K

independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, and report any issues or exceptions. The risk areas help to ensure the first line of defense is properly designed and operating as intended, and they may intervene directly in modifying and developing first line of defense risk processes and controls.
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

•
Personnel and Compensation Committee: oversees the compensation of our executive officers and other specified responsibilities related to personnel compensation matters affecting us. The committee is also responsible for evaluating the relationship between risk-taking activities and incentive compensation plans.

•
Risk Committee: oversees enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework. The Risk Committee has formed a Technology Subcommittee and a Compliance Subcommittee to facilitate Board-level oversight of risk management in these areas.

Executive Committee:  The Executive Committee is responsible for guiding the creation and execution of our business strategy across the company. With this responsibility, the Executive Committee executes various strategic approval and review activities, with a focus on capital deployment, business performance and risk management.
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

The PNC Financial Services Group, Inc. – Form 10-K  55

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
Risk Assessment
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and allow us to control and monitor our actual risk level and risk management effectiveness through the use of risk measures. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Effective risk measurement practices will uncover recurring risks that have been experienced in the past; make the known risks easy to see, understand, compare and report; and reveal unanticipated risks that may not be easy to understand or predict.
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
Our monitoring and evaluation of risks and controls provides assurance that policies, procedures and controls are effective and also results in the identification of control improvement recommendations. Risk monitoring is a daily, ongoing process used by both the first and second line of defense to ensure compliance with our ERM Framework. Risk monitoring is accomplished in many ways, including performing risk assessments at the prime process and risk assessment unit level, monitoring an area’s key controls, the timely reporting of issues, and establishing a quality control and/or quality assurance function, as applicable.
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

Each individual risk report includes an assessment of inherent risk, quality of risk management, residual risk, risk appetite and risk outlook. The enterprise level risk report includes an aggregate view of risks identified in the individual report and provides a summary of our overall risk profile compared to our risk appetite.
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

56    The PNC Financial Services Group, Inc. – Form 10-K

Loan Portfolio Characteristics and Analysis

Table 13: Details of Loans
Dollars in billions

We use several asset quality indicators, as further detailed in Note 3 Asset Quality, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial
Commercial loans comprised 52% and 50% of our total loan portfolio at December 31, 2018 and 2017, respectively. The majority of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s probability of default (PD) and loss given default (LGD) for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to continual monitoring of the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our portfolio remains stable and well-diversified as shown in the following table which provides a breakout of our commercial loans by industry classification (classified based on the North American Industry Classification System (NAICS)).

Table 14: Commercial Loans by Industry

	December 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$21,207	18%	$20,578	19%
Retail/wholesale trade	20,850	18	17,846	16
Service providers	14,869	13	15,100	14
Real estate related (a)	12,312	11	12,496	11
Financial services	9,500	8	8,532	8
Health care	8,886	8	9,739	9
Transportation and warehousing	5,781	5	5,609	5
Other industries	23,429	19	20,627	18
Total commercial loans	$116,834	100%	$110,527	100%
(a) Includes loans to customers in the real estate and construction industries.

The PNC Financial Services Group, Inc. – Form 10-K  57

Commercial Real Estate
Commercial real estate loans comprised $6.6 billion of real estate project loans, $7.1 billion of intermediate term financing loans and $14.4 billion related to commercial mortgages as of December 31, 2018. Comparable amounts were $6.9 billion, $8.4 billion and $13.7 billion, respectively, as of December 31, 2017.

We monitor credit risk associated with our commercial real estate loans similar to commercial loans by analyzing PD and LGD. Additionally, risks associated with these types of credit activities tend to be correlated to the loan structure, collateral location, project progress and business environment. These attributes are also monitored and utilized in assessing credit risk. The portfolio is geographically diverse due to the nature of our business involving clients throughout the U.S. The following table presents our commercial real estate loans by geographic market and property type.

Table 15: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,154	15%	$4,192	14%
Florida	2,157	8	2,221	8
Maryland	1,966	7	2,104	7
Virginia	1,682	6	1,609	5
Texas	1,531	5	1,639	6
Illinois	1,368	5	1,325	5
Pennsylvania	1,214	4	1,394	5
New York	1,151	4	1,163	4
Ohio	1,053	4	1,134	4
North Carolina	915	3	943	3
All other states	10,949	39	11,254	39
Total commercial real estate loans	$28,140	100%	$28,978	100%
Property Type
Multifamily	$8,770	31%	$8,958	31%
Office	7,279	26	7,178	25
Retail	4,065	14	4,670	16
Hotel/Motel	1,686	6	1,793	6
Industrial/Warehouse	1,678	6	1,877	6
Senior Housing	1,092	4	905	3
Mixed Use	933	3	1,142	4
Other	2,637	10	2,455	9
Total commercial real estate loans	$28,140	100%	$28,978	100%

Home Equity
Home equity loans comprised $15.5 billion of primarily variable-rate home equity lines of credit and $10.6 billion of closed-end home equity installment loans at December 31, 2018. Comparable amounts were $16.8 billion and $11.6 billion, respectively, as of December 31, 2017.

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

The portfolio is primarily originated within markets located in the Mid-Atlantic, Midwest, and Southeast, with less than 5% of the portfolio in states outside of those markets as of December 31, 2018. The credit quality of newly originated loans in 2018 was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 773.

The credit performance of the majority of the home equity portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally based upon

58    The PNC Financial Services Group, Inc. – Form 10-K

original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

The following table presents our home equity loans by geographic market and lien type.

Table 16: Home Equity Loans by Geography and by Lien Priority

	December 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$6,160	24%	$6,792	24%
New Jersey	3,935	15	4,252	15
Ohio	3,095	12	3,413	12
Illinois	1,634	6	1,801	6
Maryland	1,481	6	1,572	6
Michigan	1,340	5	1,442	5
Florida	1,227	5	1,255	4
North Carolina	1,161	4	1,266	5
Kentucky	1,040	4	1,138	4
Indiana	845	3	924	3
All other states	4,205	16	4,509	16
Total home equity loans	$26,123	100%	$28,364	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2018 and 2017.

We track borrower performance of this portfolio monthly similar to home equity loans. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet in 2018 was strong overall as evidenced by a weighted-average LTV on originations of 71% and a weighted-average FICO score of 769.

The following presents our residential real estate loans by geographic market.

Table 17: Residential Real Estate Loans by Geography

	December 31, 2018		December 31, 2017
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,666	25%	$3,676	21%
New Jersey	1,649	9	1,503	9
Florida	1,544	8	1,529	9
Illinois	1,161	6	1,230	7
Pennsylvania	1,031	6	962	5
New York	956	5	847	5
Maryland	913	5	902	5
North Carolina	854	5	821	5
Virginia	825	4	824	5
Ohio	682	4	684	4
All other states	4,376	23	4,234	25
Total residential real estate loans	$18,657	100%	$17,212	100%

The PNC Financial Services Group, Inc. – Form 10-K  59

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. The nonconforming residential mortgage portfolio had strong credit quality at December 31, 2018 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $12.8 billion at December 31, 2018 with 30% located in California.

Automobile
Within auto loans, $12.9 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of December 31, 2018. Comparable amounts as of December 31, 2017 were $11.4 billion and $1.4 billion, respectively, and also included $.1 billion of securitized loans. The indirect auto portfolio relates to loan applications originated through franchised automobile dealers. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score during 2018 of 740 for indirect auto loans and 762 for direct auto loans. The weighted-average term of loan originations during 2018 was 74 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. At December 31, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans. Comparable amounts at December 31, 2017 were 54% and 46%, respectively.

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

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO) and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this report. A summary of the major categories of nonperforming assets are presented in Table 18. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for further detail of nonperforming asset categories.

Table 18: Nonperforming Assets by Type

	December 31 2018	December 31 2017	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$432	$554	$(122)	(22)%
Consumer lending (a)	1,262	1,311	(49)	(4)%
Total nonperforming loans	1,694	1,865	(171)	(9)%
OREO and foreclosed assets	114	170	(56)	(33)%
Total nonperforming assets	$1,808	$2,035	$(227)	(11)%
TDRs included in nonperforming loans	$863	$964	$(101)	(10)%
Percentage of total nonperforming loans	51%	52%
Nonperforming loans to total loans	.75%	.85%
Nonperforming assets to total loans, OREO and foreclosed assets	.80%	.92%
Nonperforming assets to total assets	.47%	.53%
Allowance for loan and lease losses to total nonperforming loans	155%	140%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

60    The PNC Financial Services Group, Inc. – Form 10-K

Table 19: Change in Nonperforming Assets

In millions	2018	2017
January 1	$2,035	$2,374
New nonperforming assets	1,110	1,376
Charge-offs and valuation adjustments	(556)	(585)
Principal activity, including paydowns and payoffs	(476)	(638)
Asset sales and transfers to loans held for sale	(139)	(178)
Returned to performing status	(166)	(314)
December 31	$1,808	$2,035

As of December 31, 2018, approximately 89% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of December 31, 2018, commercial lending nonperforming loans were carried at approximately 70% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer lending nonperforming loans, residential real estate TDRs comprised 81% and 75% of total residential real estate nonperforming loans at December 31, 2018 and 2017, respectively. Home equity TDRs comprised 47% of home equity nonperforming loans at December 31, 2018, down from 50% at December 31, 2017. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At December 31, 2018, our largest nonperforming asset was $36 million in the Information industry and the ten largest individual nonperforming assets represented 11% of total nonperforming assets.
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
Table 20: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	December 31, 2018	December 31, 2017	Change		December 31, 2018	December 31, 2017
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$585	$545	$40	7%	.26%	.25%
Accruing loans past due 60 to 89 days	271	238	33	14%	.12%	.11%
Total	856	783	73	9%	.38%	.36%
Late stage loan delinquencies
Accruing loans past due 90 days or more	629	737	(108)	(15)%	.28%	.33%
Total	$1,485	$1,520	$(35)	(2)%	.66%	.69%

(a)	Past due loan amounts include government insured or guaranteed loans of $.7 billion at December 31, 2018 and $.9 billion at December 31, 2017.

Accruing loans past due 90 days or more are not included in nonperforming loans and continue to accrue interest because they are well secured by collateral and are in the process of collection, or are managed in homogenous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or are certain government insured or guaranteed loans.

Troubled Debt Restructurings and Loan Modifications

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

The PNC Financial Services Group, Inc. – Form 10-K  61

Table 21: Summary of Troubled Debt Restructurings (a)

	December 31 2018	December 31 2017	Change
In millions			$	%
Total commercial lending	$409	$409	$—	—
Total consumer lending	1,442	1,652	(210)	(13)%
Total TDRs	$1,851	$2,061	$(210)	(10)%
Nonperforming	$863	$964	$(101)	(10)%
Accruing (b)	988	1,097	(109)	(10)%
Total TDRs	$1,851	$2,061	$(210)	(10)%

(a)	Amounts in table represent recorded investment. Recorded investment does not include any associated valuation allowance.

(b)
Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $1.1 billion and $1.2 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at December 31, 2018 and 2017, respectively. Nonperforming TDRs represented approximately 51% and 52% of total nonperforming loans at December 31, 2018 and 2017, respectively, while representing 47% of total TDRs at both December 31, 2018 and 2017. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on TDRs.

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

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.6 billion at December 31, 2018 consisted of $1.6 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower, and economic conditions. Key reserve assumptions are periodically updated.

Reserves are established for non-impaired commercial loan classes based primarily on PD and LGD.

62    The PNC Financial Services Group, Inc. – Form 10-K

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

We establish specific allowances for loans considered impaired using methods prescribed by GAAP. All impaired loans are subject to individual analysis, except leases and large groups of smaller-balance homogeneous loans which may include, but are not limited to, credit card, loans secured by residential real estate and consumer installment loans. Specific allowances for individual loans (including commercial and consumer TDRs) are determined based on an analysis of the present value of expected future cash flows from the loans discounted at their effective interest rate, observable market price or the fair value of the underlying collateral.

A portion of the ALLL is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Changes in market conditions,

•	Recent credit quality trends,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors,

•	Model imprecision,

•	Changes in lending policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Limitations of available historical data.

Our determination of the ALLL for non-impaired loans is sensitive to the risk grades assigned to commercial loans and loss rates for consumer loans. There are several other qualitative and quantitative factors considered in determining the ALLL. Periodically, reserve sensitivity analyses are performed. Such analyses provide insight into the impact of adverse changes to risk grades and loss rates. Given the current processes used, we believe the risk grades and loss rates currently assigned are appropriate.

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carry over or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At December 31, 2018, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

The PNC Financial Services Group, Inc. – Form 10-K  63

Table 22: Allowance for Loan and Lease Losses

Dollars in millions	2018	2017
January 1	$2,611	$2,589
Total net charge-offs	(420)	(457)
Provision for credit losses	408	441
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	12	4
Other	18	34
December 31	$2,629	$2,611
Net charge-offs to average loans (for the year ended)	.19%	.21%
Allowance for loan and lease losses to total loans	1.16%	1.18%
Commercial lending net charge-offs	$(25)	$(105)
Consumer lending net charge-offs	(395)	(352)
Total net charge-offs	$(420)	$(457)
Net charge-offs to average loans (for the year ended)
Commercial lending	.02%	.07%
Consumer lending	.54%	.49%

At December 31, 2018, total ALLL to total nonperforming loans was 155%. The comparable amount for December 31, 2017 was 140%. These ratios are 112% and 102%, respectively, when excluding the $.7 billion of ALLL at both December 31, 2018 and 2017 allocated to consumer loans and lines of credit not secured by residential real estate and purchased impaired loans. We have excluded these amounts from ALLL in these ratios as these asset classes are not included in nonperforming loans. See Table 18 within this Credit Risk Management section for additional information.

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During 2018, overall credit quality remained strong, which resulted in an essentially flat ALLL balance as of December 31, 2018 compared to December 31, 2017.

The following table summarizes our loan charge-offs and recoveries.
Table 23: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans
2018
Commercial	$108	$67	$41.04%
Commercial real estate	8	24	(16)	(.06)%
Equipment lease financing	8	8
Home equity	110	98	12.04%
Residential real estate	6	21	(15)	(.08)%
Automobile	171	77	94.68%
Credit card	217	24	193	3.30%
Education	31	8	23.56%
Other consumer	105	17	88	1.98%
Total	$764	$344	$420.19%
2017
Commercial	$186	$81	$105.10%
Commercial real estate	24	28	(4)	(.01)%
Equipment lease financing	11	7	4.05%
Home equity	123	91	32.11%
Residential real estate	9	18	(9)	(.06)%
Automobile	126	58	68.54%
Credit card	182	21	161	3.06%
Education	34	8	26.54%
Other consumer	91	17	74	1.66%
Total	$786	$329	$457.21%

See Note 1 Accounting Policies and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on the ALLL.

64    The PNC Financial Services Group, Inc. – Form 10-K

Liquidity and Capital Management

Liquidity risk has two fundamental components. The first is potential loss assuming we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available. We manage liquidity risk at the consolidated company level (bank, parent company and nonbank subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances, and to help ensure that we maintain an appropriate level of contingent liquidity.

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

In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the Liquidity Coverage Ratio (LCR) which is further described in the Supervision and Regulation section in Item 1 of this Report. PNC and PNC Bank calculate the LCR on a daily basis and as of December 31, 2018, the LCR for PNC and PNC Bank exceeded the fully phased-in requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $267.8 billion at December 31, 2018 from $265.1 billion at December 31, 2017 driven by growth in interest-bearing deposits partially offset by a decrease in noninterest-bearing deposits. See the Funding Sources section of the Consolidated Balance Sheet Review in this Report for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At December 31, 2018, our liquid assets consisted of short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $22.1 billion and securities available for sale totaling $63.4 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $2.7 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.9 billion of securities held to maturity were also pledged as collateral for these purposes.
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

Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 24: Senior and Subordinated Debt

In billions	2018
January 1	$33.3
Issuances	4.5
Calls and maturities	(6.8)
Other	(.1)
December 31	$30.9

The PNC Financial Services Group, Inc. – Form 10-K  65

Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2018, PNC Bank had $24.5 billion of notes outstanding under this program of which $20.2 billion were senior bank notes and $4.3 billion were subordinated bank notes. There were no new issuances for the three months ended December 31, 2018.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2018, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $40.4 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2018, there were no issuances outstanding under this program.

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

As of December 31, 2018, available parent company liquidity totaled $4.6 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs;

•	Laws and regulations;

•	Corporate policies;

•	Contractual restrictions; and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.9 billion at December 31, 2018. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2018, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. See Note 24 Subsequent Events in Item 8 of this Report for information on the January 23, 2019 and February 15, 2019 issuances of $1.05 billion aggregate principal amount of senior fixed rate notes by the parent company utilizing this shelf registration statement.

Parent company senior and subordinated debt outstanding totaled $6.7 billion at December 31, 2018 compared with $6.8 billion at December 31, 2017.

66    The PNC Financial Services Group, Inc. – Form 10-K

Contractual Obligations and Commitments
The following tables set forth contractual obligations and various other commitments as of December 31, 2018.

Table 25: Contractual Obligations

		Payment Due By Period
December 31, 2018 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$18,507	$11,972	$4,760	$1,150	$625
Borrowed funds (a)	57,419	20,007	21,242	7,185	8,985
Minimum annual rentals on noncancellable leases	2,455	374	654	486	941
Nonqualified pension and postretirement benefits	464	54	105	94	211
Purchase obligations (b)	1,012	455	348	152	57
Total contractual cash obligations	$79,857	$32,862	$27,109	$9,067	$10,819

(a)	Includes basis adjustment relating to accounting hedges and purchase accounting adjustments.

(b)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
Our contractual obligations totaled $80.4 billion at December 31, 2017. The decrease in the comparison is primarily attributable to the decrease in borrowed funds, partially offset by the increase in remaining contractual maturities of time deposits. See Funding Sources in the Consolidated Balance Sheet Review section of this Item 7 for additional information regarding our funding sources.
Table 26: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2018 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$169,278	$80,571	$39,056	$48,800	$851
Net outstanding standby letters of credit (c)	8,655	4,966	2,497	1,105	87
Reinsurance agreements (d)	1,549	1	6	10	1,532
Standby bond purchase agreements	1,000	171	802	27
Other commitments (e)	1,130	739	261	95	35
Total commitments	$181,612	$86,448	$42,622	$50,037	$2,505

(a)
Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.

(b)	Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.

(c)	Includes $3.7 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.

(d)	Reinsurance agreements are with third-party insurers related to insurance sold to our customers. Balances represent estimates based on availability of financial information.

(e)
Includes other commitments of $.3 billion that were not on our Consolidated Balance Sheet. The remaining $.8 billion of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

Our total commitments were $172.5 billion at December 31, 2017. The increase in the comparison was primarily attributable to an increase in commitments to extend credit, partially offset by declines in other commitments.

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

The PNC Financial Services Group, Inc. – Form 10-K  67

Table 27: Credit Ratings for PNC and PNC Bank

December 31, 2018
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.
In 2018, we returned $4.4 billion of capital to shareholders through repurchases of 19.9 million common shares for $2.8 billion and dividends on common shares of $1.6 billion.
We repurchase shares of PNC common stock under share repurchase authorization provided by our Board of Directors in the amount of up to 100 million shares and consistent with capital plans submitted to, and accepted by, the Federal Reserve. Repurchases are made on the open market or in privately negotiated transactions and the extent and timing of share repurchases under authorizations depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR and Dodd-Frank capital stress testing (DFAST) processes.

In relation to the 2017 capital plan accepted by the Federal Reserve, we announced share repurchase programs of up to $2.7 billion for the four quarter period ended June 30, 2018, including repurchases of up to $.3 billion related to employee benefit plans. For the four quarter period ended June 30, 2018, we repurchased 18.4 million shares of PNC common stock for $2.6 billion. Of the total repurchased, 10.5 million shares for $1.5 billion occurred in the first two quarters of 2018.
In connection with the 2018 CCAR process, we submitted our capital plan, as approved by our Board of Directors, to the Federal Reserve in April 2018. In June 2018, the Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided for in the 2018 capital plan, we announced new share repurchase programs of up to $2.0 billion for the four quarter period beginning in the third quarter of 2018, including repurchases of up to $.3 billion related to employee benefit plans. In November 2018, we announced an increase to these previously announced programs in the amount of up to $900 million in additional common share repurchases. We repurchased 9.4 million common shares for $1.3 billion during the third and fourth quarters of 2018 under these share repurchase programs.
The quarterly cash dividend was increased from $.75 to $.95 per share effective with the August 5, 2018 dividend payment date.
See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

68    The PNC Financial Services Group, Inc. – Form 10-K

Table 28: Basel III Capital

Dollars in millions	Basel III December 31, 2018 (a) (b)	Fully Phased-In Basel III (Non-GAAP) December 31, 2017 (c)		2017 Transitional Basel III December 31, 2017 (a)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$5,548	$8,195		$8,195
Retained earnings	38,919	35,481		35,481
Accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale	(80)	337		270
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(530)	(544)		(436)
Goodwill, net of associated deferred tax liabilities	(9,022)	(8,988)		(8,988)
Other disallowed intangibles, net of deferred tax liabilities	(255)	(319)		(255)
Other adjustments/(deductions)	(211)	(141)		(138)
Total common equity Tier 1 capital before threshold deductions	34,369	34,021		34,129
Total threshold deductions (d)	(3,464)	(2,928)		(1,983)
Common equity Tier 1 capital	$30,905	$31,093		$32,146
Additional Tier 1 capital
Preferred stock plus related surplus	3,986	3,985		3,985
Other adjustments/(deductions)	(156)	(146)		(124)
Tier 1 capital	$34,735	$34,932		$36,007
Additional Tier 2 capital
Qualifying subordinated debt	3,877	3,433		3,482
Trust preferred capital securities	80			100
Eligible credit reserves includable in Tier 2 capital	2,914	2,907		2,907
Total Basel III capital	$41,606	$41,272		$42,496
Risk-weighted assets
Basel III standardized approach risk-weighted assets (e)	$320,595	$316,120		$309,460
Basel III advanced approaches risk-weighted assets (f)	$282,902	$285,226		N/A
Average quarterly adjusted total assets	$370,921	$363,967		$364,999
Supplementary leverage exposure (g)	$443,899	$434,698		$435,731
Basel III risk-based capital and leverage ratios
Common equity Tier 1 (i)	9.6%	9.8%	(h)	10.4%
Tier 1 (j)	10.8%	11.1%	(h)	11.6%
Total (k) (l) (m)	13.0%	13.1%	(h)	13.7%
Leverage (n)	9.4%	9.6%		9.9%
Supplementary leverage ratio (o)	7.8%	8.0%		8.3%

(a)	All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach.

(b)
The Basel III Common equity Tier 1 capital, Tier 1 risk-based capital, Leverage and Supplementary ratios as of December 31, 2018 reflect the full phase-in of all Basel III adjustments to these metrics applicable to PNC.

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

(f)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models and internal processes used as part of the advanced approaches for determining risk-weighted assets. We anticipate additional refinements to this calculation through the parallel run qualification phase.

(g)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(h)	Pro forma Fully phased-in Basel III capital ratio based on Basel III standardized approach risk-weighted assets and rules.

(i)
For comparative purposes only, the advanced approaches Basel III Common equity Tier 1 capital ratio for both December 31, 2018 and December 31, 2017 (estimated) is 10.9%. This capital ratio is calculated using Common equity Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(j)
For comparative purposes only, the advanced approaches Basel III Tier 1 risk-based capital ratio for December 31, 2018 is 12.3% and for December 31, 2017 is 12.2% (estimated). This capital ratio is calculated using Tier 1 capital and dividing by Basel III advanced approaches risk-weighted assets.

(k)
For comparative purposes only, the advanced approaches Basel III Total capital risk-based capital ratio for December 31, 2018 is 13.7% and for December 31, 2017 is 13.5% (estimated). This ratio is calculated using Total Basel III capital, which under the advanced approaches, Additional Tier 2 capital includes allowance for loan and lease losses in excess of Basel expected credit losses, if any, up to 0.6% of credit risk-weighted assets, and dividing by Basel III advanced approaches risk-weighted assets.

(l)	The Basel III Total risk-based capital ratio includes $80 million of nonqualifying trust preferred capital securities that are subject to a phase-out period that runs through 2021.

(m)	For comparative purposes only, as of December 31, 2018 the ratio would be 13.0%, assuming nonqualifying trust preferred capital securities are phased out.

(n)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(o)
Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. As advanced approaches banking organizations, PNC and PNC Bank are subject to a 3% minimum supplementary leverage ratio effective January 1, 2018.

The PNC Financial Services Group, Inc. – Form 10-K  69

The decline in our Basel III Common equity Tier 1 capital ratio at December 31, 2018 compared to December 31, 2017 reflected continued capital return to shareholders in the form of common share repurchases and dividends and a decline in AOCI largely related to the impact of higher interest rates on the valuation of our available for sale securities portfolio.

We refer to the capital ratios calculated using the definition of capital in effect as of January 1, 2018 and, for the risk-based ratios, standardized approach risk-weighted assets, as the Basel III ratios. In addition, we refer to the capital ratios calculated using the phased-in Basel III provisions in effect for 2017 and, for the risk-based ratios, standardized approach risk-weighted assets, as the 2017 Transitional Basel III ratios. All current period capital ratios are calculated using the regulatory capital methodology applicable to us during 2018.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2018 capital levels were aligned with them.

At December 31, 2018, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. See the Statistical Information (Unaudited) section in Item 8 of this Report for details on our December 31, 2016, 2015, and 2014 Transitional Basel III and Fully Phased-in Basel III Common equity Tier 1 capital ratios.
Market Risk Management
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:

•	Traditional banking activities of gathering deposits and extending loans;

•	Equity and other investments and activities whose economic values are directly impacted by market factors; and

•	Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and securities underwriting.

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

The interest rates that we pay on customer deposits have risen in 2018 as a result of higher short-term market interest rates. The rates paid on commercial deposits have had a higher correlation to increases in short-term interest rates, as compared to the rates paid on consumer deposits. During 2019, we anticipate that the rates paid on our consumer deposits will continue to reflect increases in short-term interest rates. The rates paid on customer deposits are also impacted by factors including the level of interest rates, competition for deposits, new product offerings and changes in business strategies.

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2018 and 2017 follow.

70    The PNC Financial Services Group, Inc. – Form 10-K

Table 29: Interest Sensitivity Analysis

	Fourth Quarter 2018	Fourth Quarter 2017
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.7%	2.7%
100 basis point decrease	(2.2)%	(3.2)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	3.7%	5.0%
100 basis point decrease	(6.2)%	(8.1)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(1.0)	(1.7)
Key Period-End Interest Rates
One-month LIBOR	2.50%	1.56%
Three-month LIBOR	2.81%	1.69%
Three-year swap	2.59%	2.17%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
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
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	December 31, 2018
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.5%	.6%	(.7)%
Second year sensitivity	.8%	(.6)%	(3.3)%
When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 29 and 30. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 31: Alternate Interest Rate Scenarios: One Year Forward

The PNC Financial Services Group, Inc. – Form 10-K  71

The fourth quarter 2018 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2018 and 2017 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer related revenue and intraday hedging which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were minimal instances during 2018 and 2017 under our diversified VaR measure where actual losses exceeded the prior day VaR measure and those losses were insignificant. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500 day look back period.
Customer-related trading revenue was $248 million in 2018 compared with $255 million in 2017 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The decrease was primarily due to the impact of changes in credit valuations for customer-related derivative activities, which was partially offset by higher foreign exchange and derivative client revenues.
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

A summary of our equity investments follows:
Table 32: Equity Investments Summary

Dollars in millions	December 31 2018	December 31 2017	Change
			$	%
BlackRock	$8,016	$7,576	$440	6%
Tax credit investments	2,219	2,148	71	3%
Private equity and other	2,659	1,668	991	59%
Total	$12,894	$11,392	$1,502	13%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at December 31, 2018, accounted for under the equity method. The Business Segments Review section of this Item 7 includes additional information about BlackRock.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion at both December 31, 2018 and 2017, respectively. These unfunded commitments are included in Other Liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on Tax Credit Investments.

72    The PNC Financial Services Group, Inc. – Form 10-K

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.5 billion and $1.3 billion at December 31, 2018 and 2017, respectively. As of December 31, 2018, $1.3 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Effective January 1, 2018, $.6 billion of available for sale securities were reclassified to equity investments as part of the adoption of ASU 2016-01. These securities were primarily money market funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the December 31, 2018 per share closing price of $131.94 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $756 million at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace. In the fourth quarter of 2017, we recorded a negative derivative fair value adjustment of $248 million related to swap agreements with purchasers of Visa Class B common shares. These fair value adjustments were primarily related to the extension of anticipated timing of litigation resolution.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant during 2018 and 2017.

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

Financial Derivatives
We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market (primarily interest rate) and credit risk inherent in our business activities. We also enter into derivatives with customers to facilitate their risk management activities.

Financial derivatives involve, to varying degrees, market and credit risk. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional and an underlying as specified in the contract. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 6 Fair Value and Note 13 Financial Derivatives in Item 8 of this Report.

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

The PNC Financial Services Group, Inc. – Form 10-K  73

enhancing compliance, reducing reputational risk, minimizing losses and establishing an appropriate amount of required operational risk capital held by us.
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

Lines of business are responsible for identifying, owning, managing and monitoring the operational risks and controls associated with its business activities and product or service offerings to within acceptable levels. Centralized functions, such as Business Continuity, Enterprise Third Party Management, and Information Security, are responsible for the development, implementation and management of their individual programs and for the development and maintenance of the policies, procedures, methodologies, tools and technology utilized across the enterprise to identify, assess, monitor and report program risks. Additionally, independent risk management reviews and challenges line of business adherence to the framework to ensure proper controls are in place and appropriate risk mitigation plans are established as necessary.

Compliance Risk
Enterprise Compliance is responsible for coordinating the compliance risk component of our Operational Risk Management Framework. Compliance issues are identified and tracked through enterprise-wide monitoring and tracking programs. Key compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of our operational risk profile. A committee, co-chaired by the Chief Compliance Officer and the Chief BSA/AML Officer, is responsible for oversight of compliance and fiduciary risk management programs across PNC. In order to help understand and proactively address emerging regulatory issues where appropriate, Enterprise Compliance communicates regularly with various regulators having supervisory or regulatory responsibilities with respect to us, our subsidiaries, or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

74    The PNC Financial Services Group, Inc. – Form 10-K

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, respectively, and the portions of such assets and liabilities that are classified within Level 3 of the valuation hierarchy. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs.
Table 33: Fair Value Measurements – Summary

	December 31, 2018		December 31, 2017
Dollars in millions	Total Fair Value	Level 3	Total Fair Value	Level 3
Total assets	$75,744	$6,157	$69,673	$6,475
Total assets at fair value as a percentage of consolidated assets	20%		18%
Level 3 assets as a percentage of total assets at fair value		8%		9%
Level 3 assets as a percentage of consolidated assets		2%		2%
Total liabilities	$3,355	$333	$4,233	$531
Total liabilities at fair value as a percentage of consolidated liabilities	1%		1%
Level 3 liabilities as a percentage of total liabilities at fair value		10%		13%
Level 3 liabilities as a percentage of consolidated liabilities		<1%		<1%

The majority of assets recorded at fair value are included in the securities available for sale portfolio. The majority of Level 3 assets represent non-agency residential mortgage-backed securities in the securities available for sale portfolio, mortgage servicing rights and equity investments. The majority of Level 3 liabilities represent financial derivatives. For further information on fair value, see Note 6 Fair Value in the Notes To the Consolidated Financial Statements in Item 8 of this Report.

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

•	Probability of default (PD);

•	Loss given default (LGD);

•	Exposure at default;

•	Movement through delinquency stages;

•	Amounts and timing of expected future cash flows;

•	Value of collateral; and

•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

The PNC Financial Services Group, Inc. – Form 10-K  75

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
To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings. See the following for additional information:

•	Allowances For Loan And Lease Losses And Unfunded Loan Commitments And Letters Of Credit in the Credit Risk Management section of this Item 7; and

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
For additional information on our residential and commercial MSRs, see Note 6 Fair Value and Note 7 Goodwill and Mortgage Servicing Rights in Item 8 of this Report.

76    The PNC Financial Services Group, Inc. – Form 10-K

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
• Financial Accounting Standards Board (FASB) issued an ASU which permits the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Under this new transition method, an entity initially applies the new leases standard at the effective date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

• We adopted this standard prospectively as of January 1, 2019, without adjusting comparative periods presented. We recognized lease liabilities and right-of-use assets of $2.1 billion and $2.0 billion, respectively, as of January 1, 2019. We recognized a one-time adjustment of $83 million to retained earnings, related primarily to deferred gains on previous sale-leaseback transactions.
• The impact of adoption was immaterial to PNC’s consolidated income statement.
• The impact of adoption of the changes to the lessor accounting model did not have a material impact on our financial statements.

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

• We did not adopt the standard at its early adoption date as of January 2019.
• We established a company-wide, cross-functional governance structure in the third quarter of 2016, which oversees overall strategy for implementation of CECL.
• We have prepared preliminary CECL accounting policies and interpretations, and continue to refine and test our models, estimation techniques, data, operational processes and controls to be used in preparing the CECL estimates.
• We expect that we will be able to test-run all of our processes by the end of the second quarter of 2019, pending any unforeseen circumstances or significant changes to the requirements. During 2019, we expect to continually address any gaps in our interpretations, methodology, data and operational processes based upon our reviews and tests.
• We are also participating in the FASB’s standard setting activity related to CECL. Recently, the FASB has issued a proposed ASU for technical corrections related to financial instruments, which has an impact on the implementation of CECL related to treatment of recoveries, accrued interest receivables and some disclosure requirements. The comment period for the proposed ASU closed on January 18, 2019. We are awaiting final guidance from the FASB, and expect to be able to implement any changes.
• We believe that given current conditions, our credit loss reserves will increase primarily for longer duration consumer loans, due to the difference between loss emergence periods currently used versus prepayment adjusted contractual maturities required under CECL. We will continue to refine our estimates throughout 2019, as CECL models and techniques are implemented and the results are vetted. We continue to believe that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

The PNC Financial Services Group, Inc. – Form 10-K  77

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES
We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:

•	Commitments, including contractual obligations and other commitments, included within the Risk Management section of this Item 7; and

•	Note 2 Loan Sale and Servicing Activities and Variable Interest Entities;

•	Note 10 Borrowed Funds;

•	Note 15 Equity; and

•	Note 20 Commitments, all of which are in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
A summary and further description of variable interest entities (VIEs) as of December 31, 2018 and 2017 is included in Note 1 Accounting Policies and Note 2 Loan Sale and Servicing and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
Trust Preferred Securities
See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities.

GLOSSARY OF TERMS
Adjusted average total assets – Primarily consisted of total average quarterly (or annual) assets plus/less unrealized losses (gains) on investment securities, less goodwill and certain other intangible assets (net of eligible deferred taxes).

Basel III common equity Tier 1 capital – Common stock plus related surplus, net of treasury stock, plus retained earnings, plus accumulated other comprehensive income for securities currently, and those transferred from, available for sale and pension and other postretirement benefit plans, subject to phase-in limits, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items individually exceed 10%, or in the aggregate exceed 15%, of our adjusted Basel III common equity Tier 1 capital.

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

78    The PNC Financial Services Group, Inc. – Form 10-K

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

The PNC Financial Services Group, Inc. – Form 10-K  79

Loss given default (LGD) – An estimate of loss, net of recovery based on collateral type, collateral value, loan exposure and other factors. Each loan has its own LGD. The LGD risk rating measures the percentage of exposure of a specific credit obligation that we expect to lose if default occurs. LGD is net of recovery, through any means, including but not limited to the liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

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

Notional amount – A number of currency units, shares or other units specified in a derivative contract.

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

Other real estate owned (OREO) and foreclosed assets –Assets taken in settlement of troubled loans primarily through deed-in-lieu of foreclosure or foreclosure. Foreclosed assets include real and personal property. Excludes certain assets that have a government-guarantee which are classified as other receivables.

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

Risk limits – Quantitative measures based on forward-looking assumptions that allocate the firm’s aggregate risk appetite (e.g., measure of loss or negative events) to business lines, legal entities, specific risk categories, concentrations and as appropriate, other levels.

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

80    The PNC Financial Services Group, Inc. – Form 10-K

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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to recently enacted tax legislation, changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impacts of tariffs and other trade policies of the U.S. and its global trading partners.

–	Slowing or reversal of the current U.S. economic expansion.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:

–	U.S. economic growth has accelerated over the past two years to above its long-run trend.

–	However, growth is expected to slow over the course of 2019.

–	We expect further gradual improvement in the labor market this year, including job gains and rising wages, which would be a positive indicator for consumer spending.

–	Trade restrictions and geopolitical concerns are downside risks to the forecast.

–	Inflation is expected to slow in the first half of 2019, to below the FOMC’s 2% objective.

–	Short-term interest rates and bond yields are expected to rise very slowly in 2019.

–	Our baseline forecast is for one more increase in the federal funds rate, in September 2019, pushing the rate to a range of 2.50 to 2.75% in the second half of this year.

The PNC Financial Services Group, Inc. – Form 10-K  81

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

•
Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory approval of related models.

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

•
We grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.

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

We provide greater detail regarding these as well as other factors in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in this Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 6 Fair Value and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

82    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The PNC Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 28, 2019

We have served as the Company’s auditor since 2007.

The PNC Financial Services Group, Inc. – Form 10-K  83

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2018	2017	2016
Interest Income
Loans	$9,580	$8,238	$7,414
Investment securities	2,261	1,998	1,826
Other	741	578	412
Total interest income	12,582	10,814	9,652
Interest Expense
Deposits	1,229	623	430
Borrowed funds	1,632	1,083	831
Total interest expense	2,861	1,706	1,261
Net interest income	9,721	9,108	8,391
Noninterest Income
Asset management	1,825	1,942	1,521
Consumer services	1,502	1,415	1,388
Corporate services	1,849	1,742	1,589
Residential mortgage	316	350	567
Service charges on deposits	714	695	667
Other	1,205	1,077	1,039
Total noninterest income	7,411	7,221	6,771
Total revenue	17,132	16,329	15,162
Provision For Credit Losses	408	441	433
Noninterest Expense
Personnel	5,471	5,268	4,873
Occupancy	818	868	861
Equipment	1,103	1,065	974
Marketing	285	244	247
Other	2,619	2,953	2,521
Total noninterest expense	10,296	10,398	9,476
Income before income taxes and noncontrolling interests	6,428	5,490	5,253
Income taxes	1,082	102	1,268
Net income	5,346	5,388	3,985
Less: Net income attributable to noncontrolling interests	45	50	82
Preferred stock dividends	236	236	209
Preferred stock discount accretion and redemptions	4	26	6
Net income attributable to common shareholders	$5,061	$5,076	$3,688
Earnings Per Common Share
Basic	$10.79	$10.49	$7.42
Diluted	$10.71	$10.36	$7.30
Average Common Shares Outstanding
Basic	467	481	494
Diluted	470	486	500
See accompanying Notes To Consolidated Financial Statements.

84    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2018	2017	2016
Net income	$5,346	$5,388	$3,985
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	(526)	16	(369)
Net unrealized gains (losses) on OTTI securities	(14)	172	63
Net unrealized gains (losses) on cash flow hedge derivatives	(178)	(287)	(153)
Pension and other postretirement benefit plan adjustments	16	169	1
Other	(37)	61	(59)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(739)	131	(517)
Income tax benefit (expense) related to items of other comprehensive income	156	(14)	122
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(583)	117	(395)
Comprehensive income	4,763	5,505	3,590
Less: Comprehensive income attributable to noncontrolling interests	45	50	82
Comprehensive income attributable to PNC	$4,718	$5,455	$3,508
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K  85

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2018	2017
Assets
Cash and due from banks	$5,608	$5,249
Interest-earning deposits with banks	10,893	28,595
Loans held for sale (a)	994	2,655
Investment securities – available for sale	63,389	57,618
Investment securities – held to maturity	19,312	18,513
Loans (a)	226,245	220,458
Allowance for loan and lease losses	(2,629)	(2,611)
Net loans	223,616	217,847
Equity investments (b)	12,894	11,392
Mortgage servicing rights	1,983	1,832
Goodwill	9,218	9,173
Other (a)	34,408	27,894
Total assets	$382,315	$380,768
Liabilities
Deposits
Noninterest-bearing	$73,960	$79,864
Interest-bearing	193,879	185,189
Total deposits	267,839	265,053
Borrowed funds
Federal Home Loan Bank borrowings	21,501	21,037
Bank notes and senior debt	25,018	28,062
Subordinated debt	5,895	5,200
Other (c)	5,005	4,789
Total borrowed funds	57,419	59,088
Allowance for unfunded loan commitments and letters of credit	285	297
Accrued expenses and other liabilities	9,002	8,745
Total liabilities	334,545	333,183
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,711	2,710
Capital surplus	16,277	16,374
Retained earnings	38,919	35,481
Accumulated other comprehensive income (loss)	(725)	(148)
Common stock held in treasury at cost: 85 and 69 shares	(9,454)	(6,904)
Total shareholders’ equity	47,728	47,513
Noncontrolling interests	42	72
Total equity	47,770	47,585
Total liabilities and equity	$382,315	$380,768

(a)	Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $.9 billion, Loans of $.8 billion, and Other assets of
$.2 billion at December 31, 2018 and Loans held for sale of $1.7 billion, Loans of $.9 billion, and Other assets of $.3 billion at December 31, 2017.

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

(c)	Our consolidated liabilities included Other borrowed funds of $.1 billion at both December 31, 2018 and 2017, for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.
See accompanying Notes To Consolidated Financial Statements.

86    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2015 (a)	504	$2,708	$3,452	$12,745	$29,043	$130	$(3,368)	$1,270	$45,980
Net income					3,903			82	3,985
Other comprehensive income (loss), net of tax						(395)			(395)
Cash dividends declared
Common					(1,061)				(1,061)
Preferred					(209)				(209)
Preferred stock discount accretion			6		(6)
Preferred stock issuance - Series S (b)			519						519
Common stock activity (c)		1		18					19
Treasury stock activity	(19)			(131)			(1,698)		(1,829)
Other				42				(197)	(155)
Balance at December 31, 2016 (a)	485	$2,709	$3,977	$12,674	$31,670	$(265)	$(5,066)	$1,155	$46,854
Net income					5,338			50	5,388
Other comprehensive income (loss), net of tax						117			117
Cash dividends declared
Common					(1,266)				(1,266)
Preferred					(236)				(236)
Preferred stock discount accretion			6		(6)
Redemption of noncontrolling interests (d)					(19)			(981)	(1,000)
Common stock activity (c)		1		17					18
Treasury stock activity	(12)			(309)			(1,838)		(2,147)
Other			2	7				(152)	(143)
Balance at December 31, 2017 (a)	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (e)					(22)	6			(16)
Balance at January 1, 2018 (a)	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					5,301			45	5,346
Other comprehensive income (loss), net of tax						(583)			(583)
Cash dividends declared
Common					(1,601)				(1,601)
Preferred					(236)				(236)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		19					20
Treasury stock activity	(16)			(101)			(2,550)		(2,651)
Other			(3)	(16)				(75)	(94)
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)	On November 1, 2016, PNC issued 5,250 shares of Series S preferred stock with a $1 par value.

(c)	Common stock activity totaled less than .5 million shares issued.

(d)	Relates to the redemption of Perpetual Trust Securities in the first quarter of 2017. See Note 15 in our 2017 Annual Report on Form 10-K for additional information.

(e)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of these ASUs.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K  87

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2018	2017	2016
Operating Activities
Net income	$5,346	$5,388	$3,985
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	408	441	433
Depreciation and amortization	1,129	1,117	1,193
Deferred income taxes	133	(403)	326
Changes in fair value of mortgage servicing rights	172	323	179
Gain on sales of Visa Class B common shares			(126)
Undistributed earnings of BlackRock	(525)	(727)	(361)
Net change in
Trading securities and other short-term investments	(893)	305	(1,167)
Loans held for sale	1,635	(1,148)	(935)
Other assets	108	647	(744)
Accrued expenses and other liabilities	295	(704)	652
Other	32	340	65
Net cash provided (used) by operating activities	$7,840	$5,579	$3,500
Investing Activities
Sales
Securities available for sale	$7,505	$5,647	$3,456
Loans	1,323	2,001	1,897
Repayments/maturities
Securities available for sale	9,388	10,734	11,061
Securities held to maturity	2,447	2,948	3,209
Purchases
Securities available for sale	(23,418)	(13,605)	(19,495)
Securities held to maturity	(3,370)	(5,605)	(4,305)
Loans	(690)	(841)	(1,334)
Net change in
Federal funds sold and resale agreements	(5,837)	(245)	126
Interest-earning deposits with banks	17,702	(2,884)	4,835
Loans	(7,335)	(10,483)	(5,940)
Net cash paid for acquisition		(1,342)
Other	(1,684)	(1,220)	(817)
Net cash provided (used) by investing activities	$(3,969)	$(14,895)	$(7,307)
(continued on following page)

88    The PNC Financial Services Group, Inc. – Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

	Year ended December 31
In millions	2018	2017	2016
Financing Activities
Net change in
Noninterest-bearing deposits	$(6,016)	$(264)	$1,212
Interest-bearing deposits	8,690	8,255	7,367
Federal funds purchased and repurchase agreements	392	(148)	18
Federal Home Loan Bank borrowings	1,500
Commercial paper	(100)	100
Other borrowed funds	20	459	272
Sales/issuances
Federal Home Loan Bank borrowings	9,500	11,000	1,000
Bank notes and senior debt	3,238	7,062	5,601
Subordinated debt	1,243
Other borrowed funds	500	427	165
Preferred stock			519
Common and treasury stock	69	132	151
Repayments/maturities
Federal Home Loan Bank borrowings	(10,536)	(7,512)	(3,559)
Bank notes and senior debt	(6,175)	(1,800)	(3,750)
Subordinated debt	(575)	(2,758)	(488)
Other borrowed funds	(548)	(318)	(555)
Redemption of noncontrolling interests		(1,000)
Acquisition of treasury stock	(2,877)	(2,447)	(2,062)
Preferred stock cash dividends paid	(236)	(236)	(209)
Common stock cash dividends paid	(1,601)	(1,266)	(1,061)
Net cash provided (used) by financing activities	$(3,512)	$9,686	$4,621
Net Increase (Decrease) In Cash And Due From Banks	$359	$370	$814
Cash and due from banks at beginning of period	5,249	4,879	4,065
Cash and due from banks at end of period	$5,608	$5,249	$4,879
Supplemental Disclosures
Interest paid	$2,835	$1,743	$1,317
Income taxes paid	$372	$72	$658
Income taxes refunded	$468	$24	$111
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$403	$419	$606
Transfer from loans to foreclosed assets	$193	$215	$281
Transfer from trading securities to investment securities		$192
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-K  89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

BUSINESS
The PNC Financial Services Group, Inc. (PNC) is one of the largest diversified financial services companies in the United States and is headquartered in Pittsburgh, Pennsylvania.
We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located in markets across the Mid-Atlantic, Midwest and Southeast. We also have strategic international offices in four countries outside the U.S.
NOTE 1 ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests, and variable interest entities.
We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the 2018 presentation, which did not have a material impact on our consolidated financial condition or results of operations.
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
We also held shares of Series C Preferred Stock of BlackRock pursuant to our obligation to partially fund a portion of certain BlackRock long-term incentive plan (LTIP) programs. Since these preferred shares were not deemed to be in-substance common stock, we elected to account for these preferred shares at fair value and the changes in fair value offset the impact of marking-to-market the obligation to deliver these shares to BlackRock. Our investment in the BlackRock Series C Preferred Stock was included on our Consolidated Balance Sheet in Other assets. Our obligation to transfer these shares to BlackRock was classified as a derivative not designated as a hedging instrument under GAAP as disclosed in Note 13 Financial Derivatives.
See Note 24 Subsequent Events for information on our January 31, 2019 transfer of our remaining shares of Series C Preferred Stock to BlackRock to satisfy our obligation under the Share Surrender Agreement.
Variable Interest Entities
A variable interest entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

•	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or

•	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.
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

90    The PNC Financial Services Group, Inc. – Form 10-K

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
Revenue Recognition
We earn interest and noninterest income from various sources, including:

•	Lending;

•	Securities portfolio;

•	Asset management;

•	Customer deposits;

•	Loan sales, loan securitizations, and servicing;

•	Brokerage services;

•	Sale of loans and securities;

•	Certain private equity activities; and

•	Securities, derivatives and foreign exchange activities.
In addition, we earn fees and commissions from:

•	Issuing loan commitments, standby letters of credit and financial guarantees;

•	Deposit account services;

•	Merchant services;

•	Selling various insurance products;

•	Providing treasury management services;

•	Providing merger and acquisition advisory and related services;

•	Debit and credit card transactions; and

•	Participating in certain capital markets transactions.
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
For the fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers, revenue is recognized when or as those services are transferred to the customer. See Note 23 Fee-based Revenue from Contracts with Customers for additional information related to revenue within the scope of Topic 606.
Cash and Cash Equivalents
Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.
Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:

The PNC Financial Services Group, Inc. – Form 10-K  91

•	Ownership interest;

•	Our plans for the investment; and

•	The nature of the investment.
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
Debt securities not classified as held to maturity or trading are designated as securities available for sale and carried at fair value with unrealized gains and losses, net of income taxes, reflected in Accumulated other comprehensive income (AOCI).

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for other than temporary impairment (OTTI). An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments and hedging gains and losses. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Declines in the fair value of available for sale and held to maturity debt securities that are deemed other-than-temporary and are attributable to credit deterioration are recognized in Other noninterest income on our Consolidated Income Statement in the period in which the determination is made. Declines in fair value which are deemed other-than-temporary and attributable to factors other than credit deterioration are recognized in AOCI on our Consolidated Balance Sheet.
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
Equity Securities and Partnership Interests
We account for equity securities, equity investments other than BlackRock, private equity investments, and investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated under one of the following methods:

•
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

•
We measure equity securities that have a readily determinable fair value at fair value through Net income. Both realized and unrealized gains and losses are included in Noninterest income. Dividend income on these equity securities is included in Other interest income on our Consolidated Income Statement.

•
We generally use the practicability exception to fair value measurement for all other investments. When we elect this alternative measurement method, the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. These investments are written down to fair value if a qualitative assessment indicates impairment and the fair value is less than the carrying value. The amount of the write-down is accounted for as a loss included in Noninterest income. Distributions received on these investments are included in Noninterest income.

Investments described above are included in Equity investments on our Consolidated Balance Sheet.
Private Equity Investments
We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly-traded direct investments are determined using quoted market prices and are subject to various discount factors arising from security level restrictions, when appropriate. The valuation procedures applied to direct investments and indirect investments are detailed in Note 6 Fair Value. We include all private equity investments within Equity investments on our Consolidated Balance Sheet. Changes in fair value of private equity investments are recognized in Other noninterest income.

92    The PNC Financial Services Group, Inc. – Form 10-K

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
Except as described below, loans held for investment are stated at recorded investment, which represents the principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest on performing loans (excluding interest on purchased impaired loans, which is further discussed below) is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan.
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
We adopted Accounting Standards Update (ASU) 2016-02 – Leases as of January 1, 2019 and recognized lease liabilities and right-of-use assets of $2.1 billion and $2.0 billion, respectively. In addition, we recognized a one-time adjustment of $83 million to retained earnings, related primarily to deferred gains on previous sale-leaseback transactions.

The PNC Financial Services Group, Inc. – Form 10-K  93

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

94    The PNC Financial Services Group, Inc. – Form 10-K

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
See Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in this Report for additional TDR information.

The PNC Financial Services Group, Inc. – Form 10-K  95

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

•	Probability of default (PD);

•	Loss given default (LGD);

•	Exposure at default (EAD);

•	Movement through delinquency stages;

•	Amounts and timing of expected future cash flows;

•	Value of collateral; and

•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

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

•
For commercial nonperforming loans and commercial TDRs below the defined dollar threshold, the individual loan’s LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

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

Commercial Lending Quantitative Component
The estimates of the quantitative component of ALLL for incurred losses within the commercial lending portfolio segment are determined through statistical loss modeling utilizing PD, LGD and outstanding balance of the loan. Based upon borrower and transaction characteristics, we assign PDs and LGDs. Each of these statistical parameters is determined based on internal historical data, supplemented with third party data and management judgment, as deemed necessary. PD is influenced by such factors as

96    The PNC Financial Services Group, Inc. – Form 10-K

liquidity, industry, obligor financial structure, access to capital and cash flow. LGD is influenced by collateral type, original and/or updated loan-to-value ratio (LTV), facility structure and other factors.
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
Qualitative Component
While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors that may not be directly measured in the determination of specific or pooled reserves. Such qualitative factors may include:

•	Industry concentrations and conditions;

•	Changes in market conditions;

•	Recent credit quality trends;

•	Recent loss experience in particular portfolios, including specific and unique events;

•	Recent macro-economic factors;

•	Model imprecision;

•	Changes in lending policies and procedures;

•	Timing of available information, including the performance of first lien positions; and

•	Limitations of available historical data.
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
Mortgage Servicing Rights
We provide servicing under various loan servicing contracts for commercial and residential loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All acquired or originated servicing rights are measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:

•	Deposit balances and interest rates for escrow and commercial reserve earnings;

•	Discount rates;

•	Estimated prepayment speeds; and

•	Estimated servicing costs.
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

The PNC Financial Services Group, Inc. – Form 10-K  97

Fair Value of Financial Instruments
The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note 6 Fair Value.
Goodwill
Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management performs our goodwill impairment test at a reporting unit level.
If, after considering all relevant events and circumstances, PNC determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is not necessary. If PNC elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a two-step goodwill impairment test is performed. In the first step, inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit's goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, then the second step is performed. In the second step, the implied fair value of reporting unit goodwill, which is determined as if the reporting unit had been acquired in a business combination, would be compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, the difference is recognized as an impairment loss.
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
Derivative Instruments and Hedging Activities
We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage exposure to market (primarily interest rate) and credit risk inherent in our business activities. We also enter into derivatives with customers to facilitate their risk management activities. Financial derivatives involve, to varying degrees, market and credit risk. We manage these risks as part of our asset and liability management process and through credit policies and procedures.
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

98    The PNC Financial Services Group, Inc. – Form 10-K

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
For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on derivatives is reported as a component of AOCI and subsequently reclassified to income in the same period or periods during which the hedged cash flows affect earnings and recorded in the same income statement line item as the hedged cash flows. For derivatives designated as a hedge of net investment in a foreign operation, the gain or loss on the derivatives is reported as a component of AOCI.
We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period.
We purchase or originate financial instruments that contain an embedded derivative. For financial instruments not measured at fair value with changes in fair value reported in earnings, we assess, at inception of the transaction, if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host contract, and whether a separate instrument with the same terms as the embedded derivative would be a derivative. If the embedded derivative is not clearly and closely related to the host contract and meets the definition of a derivative, the embedded derivative is recorded separately from the host contract with changes in fair value recorded in earnings, unless we elect to account for the hybrid instrument at fair value.
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
Related Party Transactions - PNC Foundation
During 2017, we contributed $200 million of BlackRock common stock to the PNC Foundation.

The PNC Financial Services Group, Inc. – Form 10-K  99

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
Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method.These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. See Note 14 Earnings Per Share for additional information.
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
• Most significant impact of adoption is expanded disclosures related to disaggregation of in-scope revenue, see Note 23 Fee-based Revenue from Contracts with Customers.

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
• For the standard’s requirement for a separate presentation of financial assets and financial liabilities by measurement category, refer to the disclosures in this Note 1 and Note 6 Fair Value in this Report for further discussion of our measurement categories.

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
• beneficial interests received in securitization transactions; and
• when no specific GAAP guidance exists and the source of the cash flows are not separately identifiable, then the predominant source of cash flows should be used to determine the classification for the item.
• Adopted January 1, 2018 under the retrospective transition method. • Impact of adoption was immaterial to our consolidated statement of cash flows.

100    The PNC Financial Services Group, Inc. – Form 10-K

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

Comprehensive Income - ASU 2018-02 Issued February 2018
• Permits the reclassification to retained earnings of the income tax effects stranded within AOCI as a result of the enactment of the Tax Cuts and Jobs Act.
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

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES
Loan Sale and Servicing Activities
We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with FNMA, Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) (collectively, the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through SPEs that they sponsor. As an authorized GNMA issuer/servicer, we pool Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are VIEs.

Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-agency securitizations, and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

Depending on the transaction, we may act as the master, primary and/or special servicer to the securitization SPEs or third-party investors. Servicing responsibilities typically consist of collecting and remitting monthly borrower principal and interest payments, maintaining escrow deposits, performing loss mitigation and foreclosure activities, and, in certain instances, funding of servicing advances. Servicing advances, which are generally reimbursable, are made for principal and interest and collateral protection and are carried in Other assets at cost.

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

The PNC Financial Services Group, Inc. – Form 10-K  101

The Agency and Non-agency mortgage-backed securities issued by the securitization SPEs that are purchased and held on our balance sheet are typically purchased in the secondary market. We do not retain any credit risk on our Agency mortgage-backed security positions as FNMA, FHLMC and the U.S. Government (for GNMA) guarantee losses of principal and interest.

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

We recognize a liability for our loss exposure associated with contractual obligations to repurchase previously transferred loans due to possible breaches of representations and warranties and also for loss sharing arrangements (recourse obligations) with the Agencies. Other than providing temporary liquidity under servicing advances and our loss exposure associated with our repurchase and recourse obligations, we have not provided nor are we required to provide any type of credit support, guarantees or commitments to the securitization SPEs or third-party investors in these transactions.

The following table provides cash flows associated with our loan sale and servicing activities:
Table 34: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2018
Sales of loans (b)	$4,474	$4,140
Repurchases of previously transferred loans (c)	$393	$32
Servicing fees (d)	$362	$135
Servicing advances recovered/(funded), net	$45	$(3)
Cash flows on mortgage-backed securities held (e)	$1,964	$109
Cash Flows - Year ended December 31, 2017
Sales of loans (b)	$5,759	$5,276
Repurchases of previously transferred loans (c)	$464
Servicing fees (d)	$374	$126
Servicing advances recovered/(funded), net	$101	$48
Cash flows on mortgage-backed securities held (e)	$1,527	$206

(a)	Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes both residential and commercial mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option, as well as residential mortgage loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $13.3 billion in residential mortgage-backed securities and $.6 billion in commercial mortgage-backed securities at December 31, 2018 and $8.8 billion in residential mortgage-backed securities and $.6 billion in commercial mortgage-backed securities at December 31, 2017.

Table 35 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2018.

Table 35: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2018
Total principal balance	$54,028	$47,969
Delinquent loans (b)	$622	$234
December 31, 2017
Total principal balance	$58,320	$49,116
Delinquent loans (b)	$899	$355
Year ended December 31, 2018
Net charge-offs (c)	$47	$269
Year ended December 31, 2017
Net charge-offs (c)	$78	$965

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

102    The PNC Financial Services Group, Inc. – Form 10-K

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2018 and 2017. We have not provided additional financial support to these entities which we are not contractually required to provide.

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

Table 36: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2018
Mortgage-Backed Securitizations (b)	$14,266	$14,266	(c)
Tax Credit Investments and Other	2,949	2,911	(d)	$806	(e)
Total	$17,215	$17,177		$806
December 31, 2017
Mortgage-Backed Securitizations (b)	$9,738	$9,738	(c)
Tax Credit Investments and Other	3,069	3,001	(d)	$858	(e)
Total	$12,807	$12,739		$858

(a)	Represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable).

(b)
Amounts reflect involvement with securitization SPEs where we transferred to, and/or service loans for, an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.

(c)	Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.

(d)	Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.

(e)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

Mortgage-Backed Securitizations
In connection with each Agency and Non-agency residential and commercial mortgage-backed securitization discussed above, we evaluate each SPE utilized in these transactions for consolidation. In performing these assessments, we evaluate our level of continuing involvement in these transactions as the nature of our involvement ultimately determines whether or not we hold a variable interest and/or are the primary beneficiary of the SPE. Factors we consider in our consolidation assessment include the significance of (i) our role as servicer, (ii) our holdings of mortgage-backed securities issued by the securitization SPE and (iii) the rights of third-party variable interest holders.

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
Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 36. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to our assets or general credit.

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

The PNC Financial Services Group, Inc. – Form 10-K  103

exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2018, we had a liability for unfunded commitments of $.5 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
Table 36 also includes our involvement in lease financing transactions with limited liability companies (LLCs) engaged in solar power generation that, to a large extent, provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.
We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During 2018 and 2017, we recognized $.2 billion of amortization, $.2 billion of tax credits and $.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

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

104    The PNC Financial Services Group, Inc. – Form 10-K

The following tables display the delinquency status of our loans and our nonperforming assets at December 31, 2018 and 2017, respectively.

Table 37: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
December 31, 2018
Commercial Lending
Commercial	$116,300	$82	$54	$52	$188		$346			$116,834
Commercial real estate	28,056	6	3		9		75			28,140
Equipment lease financing	7,229	56	12		68		11			7,308
Total commercial lending	151,585	144	69	52	265		432			152,282
Consumer Lending
Home equity	24,556	66	25		91		797		$679	26,123
Residential real estate	16,216	135	73	363	571	(b)	350	$182	1,338	18,657
Automobile	14,165	113	29	12	154		100			14,419
Credit card	6,222	46	29	53	128		7			6,357
Education	3,571	69	41	141	251	(b)				3,822
Other consumer	4,552	12	5	8	25		8			4,585
Total consumer lending	69,282	441	202	577	1,220		1,262	182	2,017	73,963
Total	$220,867	$585	$271	$629	$1,485		$1,694	$182	$2,017	$226,245
Percentage of total loans	97.62%	.26%	.12%	.28%	.66%		.75%	.08%	.89%	100.00%
December 31, 2017
Commercial Lending
Commercial	$109,989	$45	$25	$39	$109		$429			$110,527
Commercial real estate	28,826	27	2		29		123			28,978
Equipment lease financing	7,914	17	1		18		2			7,934
Total commercial lending	146,729	89	28	39	156		554			147,439
Consumer Lending
Home equity	26,561	78	26		104		818		$881	28,364
Residential real estate	14,389	151	74	486	711	(b)	400	$197	1,515	17,212
Automobile	12,697	79	20	8	107		76			12,880
Credit card	5,579	43	26	45	114		6			5,699
Education	4,154	90	58	152	300	(b)				4,454
Other consumer	4,371	15	6	7	28		11			4,410
Total consumer lending	67,751	456	210	698	1,364		1,311	197	2,396	73,019
Total	$214,480	$545	$238	$737	$1,520		$1,865	$197	$2,396	$220,458
Percentage of total loans	97.29%	.25%	.11%	.33%	.69%		.85%	.09%	1.08%	100.00%

(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.5 billion and $.6 billion at December 31, 2018 and 2017, respectively, and Education loans totaling $.2 billion and $.3 billion at December 31, 2018 and 2017, respectively.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both December 31, 2018 and 2017.

In the normal course of business, we originate or purchase loan products with contractual characteristics that, when concentrated, may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high original or updated loan-to-value (LTV) ratio, terms that may expose the borrower to future increases in repayments above increases in market interest rates, and interest-only loans, among others.
We originate interest-only loans to commercial borrowers. Such credit arrangements are usually designed to match borrower cash flow expectations (e.g., working capital lines, revolvers). These products are standard in the financial services industry and product features

The PNC Financial Services Group, Inc. – Form 10-K  105

are considered during the underwriting process to mitigate the increased risk that the interest-only feature may result in borrowers not being able to make interest and principal payments when due. We do not believe that these product features create a concentration of credit risk.
At December 31, 2018, we pledged $17.3 billion of commercial loans to the Federal Reserve Bank (FRB) and $63.2 billion of residential real estate and other loans to the Federal Home Loan Bank (FHLB) as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2017 were $18.7 billion and $62.8 billion, respectively. Amounts pledged reflect the unpaid principal balances.
Table 38: Nonperforming Assets

Dollars in millions	December 31 2018	December 31 2017
Nonperforming loans
Total commercial lending	$432	$554
Total consumer lending (a)	1,262	1,311
Total nonperforming loans	1,694	1,865
OREO and foreclosed assets	114	170
Total nonperforming assets	$1,808	$2,035
Nonperforming loans to total loans	.75%	.85%
Nonperforming assets to total loans, OREO and foreclosed assets	.80%	.92%
Nonperforming assets to total assets	.47%	.53%
Interest on nonperforming loans (b)
Computed on original terms	$123	$114
Recognized prior to nonperforming status	$17	$19

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Amounts are for the year ended.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 3.

Total nonperforming loans in Table 38 include TDRs of $.9 billion at December 31, 2018 and $1.0 billion at December 31, 2017. TDRs that are performing, including consumer credit card TDR loans, totaled $1.0 billion and $1.1 billion at December 31, 2018 and 2017, respectively, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See the TDRs section of this Note 3 for more information on TDRs.

Additional Asset Quality Indicators

We have two portfolio segments – Commercial Lending and Consumer Lending. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The Commercial Lending segment is composed of the commercial, commercial real estate and equipment lease financing loan classes. The Consumer Lending segment is composed of the home equity, residential real estate, automobile, credit card, education and other consumer loan classes.

Commercial Lending Asset Classes

Commercial Loan Class
For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process on an ongoing basis. These ratings are reviewed and updated, generally at least once per year. Additionally, no less frequently than on an annual basis, we review PD rates related to each rating grade based upon internal historical data. These rates are updated as needed and augmented by market data as deemed necessary. For small balance homogeneous pools of commercial loans, mortgages and leases, we apply statistical modeling to assist in determining the PD within these pools. Further, on a periodic basis, we

106    The PNC Financial Services Group, Inc. – Form 10-K

update our LGD estimation methodology based upon historical data. The combination of the PD and LGD ratings assigned to commercial loans, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss at the reporting date. In general, loans with better PD and LGD tend to have a lower likelihood of loss compared to loans with worse PD and LGD. The loss amount also considers an estimate of EAD, which we also periodically update based upon historical data.
Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic review. Quarterly, we conduct formal reviews of a market’s or business unit’s loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or loans for which credit quality is weakening. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.
Commercial Real Estate Loan Class
We manage credit risk associated with our commercial real estate loan class similar to commercial loans by analyzing PD and LGD. Additionally, risks associated with commercial real estate activities tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.
As with the commercial class, a formal schedule of periodic review is also performed to assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, increased scrutiny can be placed on areas of higher risk, including adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and take actions to mitigate our exposure to such risks.
Equipment Lease Financing Loan Class
We manage credit risk associated with our equipment lease financing loan class similar to commercial loans by analyzing PD and LGD.

Based upon the dollar amount of the lease and the level of credit risk, we follow a formal schedule of periodic review. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk and guarantor requirements as applicable.

Table 39: Commercial Lending Asset Quality Indicators (a)

In millions	Pass Rated	Criticized	Total Loans
December 31, 2018
Commercial	$111,276	$5,558	$116,834
Commercial real estate	27,682	458	28,140
Equipment lease financing	7,180	128	7,308
Total commercial lending	$146,138	$6,144	$152,282
December 31, 2017
Commercial	$105,280	$5,247	$110,527
Commercial real estate	28,380	598	28,978
Equipment lease financing	7,754	180	7,934
Total commercial lending	$141,414	$6,025	$147,439

(a)
Loans are classified as "Pass" and "Criticized" based on the Regulatory Classification definitions. The "Criticized" classification includes loans that were rated “Special Mention”, “Substandard” or “Doubtful” as of December 31, 2018 and 2017. We use PD and LGD to rate loans in the commercial lending portfolio.

Consumer Lending Asset Classes

Home Equity and Residential Real Estate Loan Classes
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, and originated and updated LTV ratios to monitor and manage credit risk within the home equity and residential real estate loan classes. A summary of asset quality indicators follows:

Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 37 for additional information.

Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 37 for additional information.

The PNC Financial Services Group, Inc. – Form 10-K  107

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

We use a combination of original LTV and updated LTV for internal risk management and reporting purposes (e.g., line management, loss mitigation strategies). In addition to the fact that estimated property values by their nature are estimates, given certain data limitations it is important to note that updated LTVs may be based upon management’s assumptions (e.g., if an updated LTV is not provided by the third-party service provider, home price index (HPI) changes will be incorporated in arriving at management’s estimate of updated LTV).

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
The following table presents certain asset quality indicators for the home equity and residential real estate loan classes.
Table 40: Asset Quality Indicators for Home Equity and Residential Real Estate Loans

	December 31, 2018		December 31, 2017
	Home equity	Residential real estate	Home equity	Residential real estate
In millions
Current estimated LTV ratios
Greater than or equal to 125%	$461	$116	$583	$150
Greater than or equal to 100% to less than 125%	1,020	255	1,342	303
Greater than or equal to 90% to less than 100%	1,174	335	1,421	382
Less than 90%	22,644	15,922	24,105	14,033
No LTV ratio available	145	6	32	23
Government insured or guaranteed loans		685		806
Purchased impaired loans	679	1,338	881	1,515
Total loans	$26,123	$18,657	$28,364	$17,212
Updated FICO Scores
Greater than 660	$22,996	$15,956	$24,876	$14,148
Less than or equal to 660	2,210	585	2,451	630
No FICO score available	238	93	156	113
Government insured or guaranteed loans		685		806
Purchased impaired loans	679	1,338	881	1,515
Total loans	$26,123	$18,657	$28,364	$17,212
Automobile, Credit Card, Education and Other Consumer Loan Classes
We monitor a variety of asset quality information in the management of these consumer loan classes. For all loan types, we generally use a combination of internal loan parameters as well as an updated FICO score. We use FICO scores as a primary asset quality indicator for automobile and credit card loans, as well as non-government guaranteed or non-insured education loans and other secured and unsecured lines and loans. Internal credit metrics, such as delinquency status, are relied upon heavily as asset quality indicators for government guaranteed or insured education loans and consumer loans to high net worth individuals, as internal credit metrics tend to be more relevant than FICO scores for these types of loans.

Along with the monitoring of delinquency trends and losses for each class, FICO credit score updates are obtained at least quarterly along with a variety of credit bureau attributes. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

The following table presents asset quality indicators for the automobile, credit card, education and other consumer loan classes.

108    The PNC Financial Services Group, Inc. – Form 10-K

Table 41: Asset Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loans

Dollars in millions	Automobile	Credit Card	Education	Other Consumer
December 31, 2018
FICO score greater than 719	$7,740	$3,809	$1,240	$1,280
650 to 719	4,365	1,759	194	641
620 to 649	1,007	280	26	106
Less than 620	1,027	332	24	105
No FICO score available or required (a)	280	177	57	25
Total loans using FICO credit metric	14,419	6,357	1,541	2,157
Consumer loans using other internal credit metrics			2,281	2,428
Total loans	$14,419	$6,357	$3,822	$4,585
Weighted-average updated FICO score (b)	726	733	774	732
December 31, 2017
FICO score greater than 719	$7,825	$3,457	$1,315	$1,226
650 to 719	3,636	1,596	209	507
620 to 649	543	250	31	85
Less than 620	587	272	30	98
No FICO score available or required (a)	242	124	49	23
Total loans using FICO credit metric	12,833	5,699	1,634	1,939
Consumer loans using other internal credit metrics	47		2,820	2,471
Total loans	$12,880	$5,699	$4,454	$4,410
Weighted-average updated FICO score (b)	738	735	773	737

(a)
Loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.

(b)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

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

Some TDRs may not ultimately result in the full collection of principal and interest, as restructured, and result in potential incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of any subsequent defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off. We held specific reserves in the ALLL of $.2 billion at both December 31, 2018 and 2017, for the total TDR portfolio.

Table 42 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ recorded investment as a result of becoming a TDR during 2018, 2017 and 2016. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

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

The PNC Financial Services Group, Inc. – Form 10-K  109

Table 42: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the year ended December 31, 2018 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	85	$272	$2	$67	$179	$248
Total consumer lending	12,096	163	1	86	63	150
Total TDRs	12,181	$435	$3	$153	$242	$398
During the year ended December 31, 2017 Dollars in millions
Total commercial lending	120	$293	$18	$7	$227	$252
Total consumer lending	11,993	248		146	97	243
Total TDRs	12,113	$541	$18	$153	$324	$495
During the year ended December 31, 2016 Dollars in millions
Total commercial lending	143	$524		$57	$413	$470
Total consumer lending	11,262	245		157	76	233
Total TDRs	11,405	$769		$214	$489	$703

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2018, 2017 and 2016, and (ii) subsequently defaulted during the 12-month period following each of January 1, 2018, 2017 and 2016, totaled $.1 billion, $.1 billion and $.2 billion, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the year ended December 31, 2018 and December 31, 2017. Table 43 provides further detail on impaired loans individually evaluated for impairment and the associated allowance for loan and lease losses. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.
Table 43: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
December 31, 2018
Impaired loans with an associated allowance
Total commercial lending	$440	$315	$73	$349
Total consumer lending	863	817	136	904
Total impaired loans with an associated allowance	1,303	1,132	209	1,253
Impaired loans without an associated allowance
Total commercial lending	413	326		294
Total consumer lending	1,042	625		645
Total impaired loans without an associated allowance	1,455	951		939
Total impaired loans	$2,758	$2,083	$209	$2,192
December 31, 2017
Impaired loans with an associated allowance
Total commercial lending	$580	$353	$76	$419
Total consumer lending	1,061	1,014	195	1,072
Total impaired loans with an associated allowance	1,641	1,367	271	1,491
Impaired loans without an associated allowance
Total commercial lending	494	366		330
Total consumer lending	1,019	638		648
Total impaired loans without an associated allowance	1,513	1,004		978
Total impaired loans	$3,154	$2,371	$271	$2,469

(a)	Average recorded investment is for the years ended December 31, 2018 and 2017.

110    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 4 ALLOWANCE FOR LOAN AND LEASE LOSSES
We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We have two portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies for a description of the accounting policies for the ALLL. A rollforward of the ALLL and associated loan data follows.

Table 44: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2018			2017			2016
At or for the year ended December 31 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,582	$1,029	$2,611	$1,534	$1,055	$2,589	$1,605	$1,122	$2,727
Charge-offs	(124)	(640)	(764)	(221)	(565)	(786)	(363)	(523)	(886)
Recoveries	99	245	344	116	213	329	178	165	343
Net (charge-offs)	(25)	(395)	(420)	(105)	(352)	(457)	(185)	(358)	(543)
Provision for credit losses	97	311	408	147	294	441	153	280	433
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	11	1	12	5	(1)	4	(39)	(1)	(40)
Other	(2)	20	18	1	33	34		12	12
December 31	$1,663	$966	$2,629	$1,582	$1,029	$2,611	$1,534	$1,055	$2,589
TDRs individually evaluated for impairment	$25	$136	$161	$35	$195	$230	$45	$226	$271
Other loans individually evaluated for impairment	48		48	41		41	60		60
Loans collectively evaluated for impairment	1,590	555	2,145	1,506	561	2,067	1,392	546	1,938
Purchased impaired loans		275	275		273	273	37	283	320
December 31	$1,663	$966	$2,629	$1,582	$1,029	$2,611	$1,534	$1,055	$2,589
Loan Portfolio
TDRs individually evaluated for impairment	$409	$1,442	$1,851	$409	$1,652	$2,061	$428	$1,793	$2,221
Other loans individually evaluated for impairment	232		232	310		310	371		371
Loans collectively evaluated for impairment	151,641	69,722	221,363	146,720	68,102	214,822	137,047	67,345	204,392
Fair value option loans (a)		782	782		869	869		893	893
Purchased impaired loans		2,017	2,017		2,396	2,396	109	2,847	2,956
December 31	$152,282	$73,963	$226,245	$147,439	$73,019	$220,458	$137,955	$72,878	$210,833
Portfolio segment ALLL as a percentage of total ALLL	63%	37%	100%	61%	39%	100%	59%	41%	100%
Ratio of ALLL to total loans	1.09%	1.31%	1.16%	1.07%	1.41%	1.18%	1.11%	1.45%	1.23%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly there is no allowance recorded on these loans.
Net interest income less the provision for credit losses was $9.3 billion, $8.7 billion and $8.0 billion for 2018, 2017 and 2016, respectively.

The PNC Financial Services Group, Inc. – Form 10-K  111

NOTE 5 INVESTMENT SECURITIES
Table 45: Investment Securities Summary

	December 31, 2018				December 31, 2017
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$18,104	$133	$(137)	$18,100	$14,432	$173	$(84)	$14,521
Residential mortgage-backed
Agency	29,413	104	(524)	28,993	25,534	121	(249)	25,406
Non-agency	1,924	300	(13)	2,211	2,443	336	(21)	2,758
Commercial mortgage-backed
Agency	2,630	13	(66)	2,577	1,960	2	(58)	1,904
Non-agency	2,689	5	(37)	2,657	2,603	19	(9)	2,613
Asset-backed	4,933	59	(20)	4,972	5,331	74	(8)	5,397
Other debt	3,821	96	(38)	3,879	4,322	129	(17)	4,434
Total debt securities	63,514	710	(835)	63,389	56,625	854	(446)	57,033
Other (a)					587		(2)	585
Total securities available for sale	$63,514	$710	$(835)	$63,389	$57,212	$854	$(448)	$57,618
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$758	$28	$(23)	$763	$741	$37	$(13)	$765
Residential mortgage-backed
Agency	15,740	32	(358)	15,414	14,503	77	(139)	14,441
Non-agency	152	2		154	167	7		174
Commercial mortgage-backed
Agency	143	1	(1)	143	407	4		411
Non-agency	488	1	(1)	488	538	10		548
Asset-backed	182	1		183	200	1		201
Other debt	1,849	53	(28)	1,874	1,957	88	(20)	2,025
Total securities held to maturity	$19,312	$118	$(411)	$19,019	$18,513	$224	$(172)	$18,565

(a)
On January 1, 2018, $.6 billion of available for sale securities, primarily money market funds, were reclassified to equity investments in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI unless credit-related. Securities held to maturity are carried at amortized cost. Investment securities at December 31, 2018 included $430 million of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The amount for December 31, 2017 was insignificant.

At December 31, 2018, AOCI included an insignificant amount of pretax gains from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 46 presents gross unrealized losses and fair value of debt securities at December 31, 2018 and 2017. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where the noncredit portion of OTTI has been recognized in AOCI.

112    The PNC Financial Services Group, Inc. – Form 10-K

Table 46: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2018
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(21)	$4,125	$(116)	$5,423	$(137)	$9,548
Residential mortgage-backed
Agency	(57)	4,823	(467)	13,830	(524)	18,653
Non-agency	(1)	74	(12)	310	(13)	384
Commercial mortgage-backed
Agency	(1)	65	(65)	1,516	(66)	1,581
Non-agency	(23)	1,809	(14)	498	(37)	2,307
Asset-backed	(11)	2,149	(9)	1,032	(20)	3,181
Other debt	(12)	868	(26)	1,293	(38)	2,161
Total debt securities available for sale	$(126)	$13,913	$(709)	$23,902	$(835)	$37,815
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies			$(23)	$446	$(23)	$446
Residential mortgage-backed - Agency	$(58)	$4,191	(300)	7,921	(358)	12,112
Commerical mortgage-backed
Agency	(1)	88			(1)	88
Non-agency	(1)	152			(1)	152
Other debt	(2)	75	(26)	123	(28)	198
Total debt securities held to maturity	$(62)	$4,506	$(349)	$8,490	$(411)	$12,996
December 31, 2017
Securities Available for Sale
Debt securities
U.S. Treasury and government agencies	$(42)	$6,099	$(42)	$1,465	$(84)	$7,564
Residential mortgage-backed
Agency	(47)	8,151	(202)	9,954	(249)	18,105
Non-agency			(21)	383	(21)	383
Commercial mortgage-backed
Agency	(11)	524	(47)	1,302	(58)	1,826
Non-agency	(3)	400	(6)	333	(9)	733
Asset-backed	(4)	1,697	(4)	462	(8)	2,159
Other debt	(3)	966	(14)	798	(17)	1,764
Total debt securities available for sale	$(110)	$17,837	$(336)	$14,697	$(446)	$32,534
Securities Held to Maturity
Debt securities
U.S. Treasury and government agencies	$(3)	$195	$(10)	$255	$(13)	$450
Residential mortgage-backed - Agency	(10)	3,167	(129)	6,168	(139)	9,335
Other debt	(12)	83	(8)	67	(20)	150
Total debt securities held to maturity	$(25)	$3,445	$(147)	$6,490	$(172)	$9,935

Evaluating Investment Securities for Other-than-Temporary Impairments
For the securities in Table 46, as of December 31, 2018 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.
On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies. For those securities on our balance sheet at December 31, 2018, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.
The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During 2018, 2017 and 2016, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

The PNC Financial Services Group, Inc. – Form 10-K  113

Table 47: Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2018	$57	$(57)
2017	$38	$(31)	$7	$2
2016	$24	$(8)	$16	$6
The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2018.
Table 48: Contractual Maturity of Debt Securities

December 31, 2018	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$678	$13,285	$3,546	$595	$18,104
Residential mortgage-backed
Agency	1	64	629	28,719	29,413
Non-agency				1,924	1,924
Commercial mortgage-backed
Agency	4	596	306	1,724	2,630
Non-agency			425	2,264	2,689
Asset-backed	26	2,118	1,674	1,115	4,933
Other debt	572	1,616	713	920	3,821
Total debt securities available for sale	$1,281	$17,679	$7,293	$37,261	$63,514
Fair value	$1,277	$17,567	$7,343	$37,202	$63,389
Weighted-average yield, GAAP basis	2.33%	2.27%	3.03%	3.19%	2.90%
Securities Held to Maturity
U.S. Treasury and government agencies			$487	$271	$758
Residential mortgage-backed
Agency		$74	529	15,137	15,740
Non-agency				152	152
Commercial mortgage-backed
Agency	$46	42	4	51	143
Non-agency				488	488
Asset-backed		12	100	70	182
Other debt	24	573	790	462	1,849
Total debt securities held to maturity	$70	$701	$1,910	$16,631	$19,312
Fair value	$70	$713	$1,948	$16,288	$19,019
Weighted-average yield, GAAP basis	4.79%	3.81%	3.55%	3.31%	3.35%

Weighted-average yields are based on historical cost with effective yields weighted for the contractual maturity of each security. At December 31, 2018, there were no securities of a single issuer, other than FNMA, that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $37.4 billion and fair value of $36.8 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 49: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2018	December 31 2017
Pledged to others	$7,597	$8,175
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$6,905	$1,152
Permitted amount repledged to others	$923	$1,097

(a)	Includes $6.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements at December 31, 2018 that were not repledged to others.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities, and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge and were used to secure public and trust deposits and repurchase agreements, as well as for other purposes.

114    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 6 FAIR VALUE
Fair Value Measurement
We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. The three levels of the fair value hierarchy are:

•
Level 1: Fair value is determined using a quoted price in an active market for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market, and certain U.S. Treasury securities that are actively traded in over-the-counter markets.

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

We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads, and where dealer quotes received do not vary widely and are based on current information. Inactive markets are typically characterized by low transaction volumes, price quotations that vary substantially among market participants or are not based on current information, wide bid/ask spreads, a significant increase in implied liquidity risk premiums, yields, or performance indicators for observed transactions or quoted prices compared to historical periods, a significant decline or absence of a market for new issuance, or any combination of the above factors. We also consider nonperformance risks, including credit risk, as part of our valuation methodology for all assets and liabilities measured at fair value.
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

The PNC Financial Services Group, Inc. – Form 10-K  115

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

For loans to be sold to agencies with servicing retained, the fair value is adjusted for the estimated servicing cash flows, which is an unobservable input. This adjustment is not considered significant given the relative insensitivity of the value to changes in the input to the fair value of the loans. Accordingly, commercial mortgage loans held for sale to agencies are classified as Level 2.
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
Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include U.S. Treasury securities.
When a quoted price in an active market for the identical security is not available, fair value is estimated using either an alternative market approach, such as a recent trade or matrix pricing, or an income approach, such as a discounted cash flow pricing model. If the inputs to the valuation are based primarily on market observable information, then the security is classified within Level 2 of the hierarchy. Level 2 securities include agency debt securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, certain non-agency residential mortgage-backed securities, asset-backed securities collateralized by non-mortgage-related corporate and consumer loans, and other debt securities. Level 2 securities are predominantly priced by third parties, either by a pricing vendor or dealer.
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
Certain infrequently traded debt securities within Other debt securities available for sale and Trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could result in a significantly lower (higher) fair value estimate.
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

116    The PNC Financial Services Group, Inc. – Form 10-K

Level 3. Significant inputs to the valuation of these loans include credit and liquidity discount, cumulative default rate, loss severity and gross discount rate and are deemed representative of current market conditions. Significant increases (decreases) in any of these assumptions would result in a significantly lower (higher) fair value measurement.
Equity Investments
Equity investments includes money market mutual funds as well as direct and indirect private equity investments. Money market mutual funds are valued based on quoted prices in active markets for identical securities and classified within Level 1 of the hierarchy. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Various valuation techniques are used for direct investments, including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. Significant decreases (increases) in the multiple of earnings could result in a significantly lower (higher) fair value measurement. Direct equity investments are classified as Level 3.
Indirect investments are not redeemable; however, we receive distributions over the life of the partnerships from liquidation of the underlying investments by the investee, which we expect to occur over the next 12 years. We value indirect investments in private equity funds using the net asset value (NAV) practical expedient as provided in the financial statements that we receive from fund managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. Indirect investments valued using NAV are not classified in the fair value hierarchy.
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
Financial Derivatives
Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. The majority of derivatives that we enter into are executed over-the-counter and are valued using internal models. These derivatives are primarily classified as Level 2, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Level 2 financial derivatives are primarily estimated using a combination of Eurodollar future prices and observable benchmark interest rate swaps to construct projected discounted cash flows.
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

The PNC Financial Services Group, Inc. – Form 10-K  117

related to these interest rate contract financial derivatives as of December 31, 2018 and 2017 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 of this Note 6.
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
The assets related to PNC’s deferred compensation and supplemental incentive savings plans primarily consist of a prepaid forward contract referencing an amount of shares of PNC stock, equity mutual funds and fixed income funds, and are valued based on the underlying investments. These assets are valued either by reference to the market price of PNC’s stock or by using the quoted market prices for investments other than PNC’s stock and are classified in Levels 1 and 2.
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
See Note 24 Subsequent Events for information on our January 31, 2019 transfer of our remaining shares of Series C Preferred Stock to BlackRock to satisfy our obligation under the Share Surrender Agreement.
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 in this Note 6.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 52 in this Note 6.

118    The PNC Financial Services Group, Inc. – Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 50: Fair Value Measurements – Recurring Basis Summary

	December 31, 2018				December 31, 2017
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$493	$2	$495		$829	$3	$832
Commercial mortgage loans held for sale		309	87	396		723	107	830
Securities available for sale
U.S. Treasury and government agencies	$17,753	347		18,100	$14,088	433		14,521
Residential mortgage-backed
Agency		28,993		28,993		25,406		25,406
Non-agency		83	2,128	2,211		97	2,661	2,758
Commercial mortgage-backed
Agency		2,577		2,577		1,904		1,904
Non-agency		2,657		2,657		2,613		2,613
Asset-backed		4,698	274	4,972		5,065	332	5,397
Other debt		3,795	84	3,879		4,347	87	4,434
Total debt securities	17,753	43,150	2,486	63,389	14,088	39,865	3,080	57,033
Other (a)					524	61		585
Total securities available for sale	17,753	43,150	2,486	63,389	14,612	39,926	3,080	57,618
Loans		510	272	782		571	298	869
Equity investments (b)	751		1,255	2,209			1,036	1,265
Residential mortgage servicing rights			1,257	1,257			1,164	1,164
Commercial mortgage servicing rights			726	726			668	668
Trading securities (c)	2,137	1,777	2	3,916	1,243	1,670	2	2,915
Financial derivatives (c) (d)	3	2,053	25	2,081		2,864	10	2,874
Other assets	291	157	45	493	278	253	107	638
Total assets	$20,935	$48,449	$6,157	$75,744	$16,133	$46,836	$6,475	$69,673
Liabilities
Other borrowed funds	$868	$132	$7	$1,007	$1,079	$254	$11	$1,344
Financial derivatives (d) (e)	1	2,021	268	2,290		2,369	487	2,856
Other liabilities			58	58			33	33
Total liabilities	$869	$2,153	$333	$3,355	$1,079	$2,623	$531	$4,233

(a)
Prior period amounts included $.6 billion of available for sale securities, primarily money market funds, that were reclassified to equity investments on January 1, 2018 as the result of the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional details on this adoption.

(b)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(c)	Included in Other assets on the Consolidated Balance Sheet.

(d)
Amounts at December 31, 2018 and 2017 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K  119

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2018 and 2017 follow.

Table 51: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2018

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at December 31, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings		Included in Other comprehensive income	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2018
Assets
Residential mortgage loans held for sale	$3				$4	$(3)			$14	$(16)	(c)	$2
Commercial mortgage loans held for sale	107							$(20)				87	$1
Securities available for sale
Residential mortgage- backed non-agency	2,661	$53		$(24)				(562)				2,128
Commercial mortgage- backed non-agency
Asset-backed	332	5		(7)				(56)				274
Other debt	87	5		6	7			(16)		(5)		84
Total securities available for sale	3,080	63		(25)	7			(634)		(5)		2,486
Loans	298	13			102	(25)		(74)	10	(52)	(c)	272	2
Equity investments	1,036	204			411	(396)						1,255	110
Residential mortgage servicing rights	1,164	90			129		$44	(170)				1,257	83
Commercial mortgage servicing rights	668	51			93		57	(143)				726	51
Trading securities	2											2
Financial derivatives	10	59			4			(48)				25	47
Other assets	107	(14)						(48)				45	(14)
Total assets	$6,475	$466		$(25)	$750	$(424)	$101	$(1,137)	$24	$(73)		$6,157	$280
Liabilities
Other borrowed funds	$11						$64	$(68)				$7
Financial derivatives	487	$(53)				$12		(178)				268	$(42)
Other liabilities	33	15			$12		103	(105)				58	13
Total liabilities	$531	$(38)			$12	$12	$167	$(351)				$333	$(29)
Net gains (losses)		$504	(d)										$309	(e)

120    The PNC Financial Services Group, Inc. – Form 10-K

Year Ended December 31, 2017

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at December 31, 2017 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2016	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2017
Assets
Residential mortgage loans held for sale	$2				$8	$(1)			$10	$(16)	(c)	$3
Commercial mortgage loans held for sale	1,400	$81				(5,278)	$4,885	$(258)		(723)	(f)	107	$4
Securities available for sale
Residential mortgage- backed non-agency	3,254	77		$137		(33)		(774)				2,661	(1)
Commercial mortgage-backed non-agency		12				(12)
Asset-backed	403	12		22		(25)		(80)				332
Other debt	66			19	13	(1)		(10)				87
Total securities available for sale	3,723	101		178	13	(71)		(864)				3,080	(1)
Loans	335				97	(28)		(68)	13	(51)	(c)	298	(7)
Equity investments	1,331	239			214	(565)				(183)	(g)	1,036	145
Residential mortgage servicing rights	1,182	(83)			185		55	(175)				1,164	(79)
Commercial mortgage servicing rights	576	46			69		88	(111)				668	45
Trading securities	2											2
Financial derivatives	40	39			3			(67)		(5)		10	67
Other assets	239	23						(155)				107	24
Total assets	$8,830	$446		$178	$589	$(5,943)	$5,028	$(1,698)	$23	$(978)		$6,475	$198
Liabilities
Other borrowed funds	$10						$72	$(71)				$11
Financial derivatives	414	$293				$3		(221)		$(2)		487	$297
Other liabilities	9	25					173	(174)				33	26
Total liabilities	$433	$318				$3	$245	$(466)		$(2)		$531	$323
Net gains (losses)		$128	(d)										$(125)	(e)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

(e)	Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.

(f)	Reflects a transfer from Level 3 to Level 2 due to an unobservable valuation input that was deemed to be not significant.

(g)	Reflects transfers out of Level 3 associated with changes in valuation methodology for certain equity investments subject to the Volcker Rule provisions of the Dodd-Frank Act.
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

The PNC Financial Services Group, Inc. – Form 10-K  121

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows.

Table 52: Fair Value Measurements – Recurring Quantitative Information
December 31, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$87	Discounted cash flow	Spread over the benchmark curve (a)	535bps - 1,900bps (1,217bps)
Residential mortgage-backed non-agency securities	2,128	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 33.0% (11.8%)
			Constant default rate	0.0% - 18.8% (5.1%)
			Loss severity	10.0% - 100.0% (50.8%)
			Spread over the benchmark curve (a)	216bps weighted-average
Asset-backed securities	274	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (8.5%)
			Constant default rate	1.0% - 18.5% (4.0%)
			Loss severity	15.0% - 100.0% (63.8%)
			Spread over the benchmark curve (a)	198bps weighted-average
Loans	129	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.8%)
			Loss severity	0.0% - 100.0% (17.2%)
			Discount rate	5.5% - 8.3% (5.8%)
	90	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.8% weighted-average
	53	Consensus pricing (b)	Credit and Liquidity Discount	0.0% - 99.0% (61.3%)
Equity investments	1,255	Multiple of adjusted earnings	Multiple of earnings	4.5x - 16.0x (8.4x)
Residential mortgage servicing rights	1,257	Discounted cash flow	Constant prepayment rate	0.0% - 54.5% (8.7%)
			Spread over the benchmark curve (a)	492bps - 1,455bps (806bps)
Commercial mortgage servicing rights	726	Discounted cash flow	Constant prepayment rate	4.6% - 14.7% (5.7%)
			Discount rate	6.9% - 8.5% (8.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(210)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	35
Total Level 3 assets, net of liabilities (d)	$5,824

122    The PNC Financial Services Group, Inc. – Form 10-K

December 31, 2017

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Commercial mortgage loans held for sale	$107	Discounted cash flow	Spread over the benchmark curve (a)	525bps - 1,470bps (1,020bps)
Residential mortgage-backed non-agency securities	2,661	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 31.6% (10.8%)
			Constant default rate	0.1% - 18.8% (5.4%)
			Loss severity	15.0% - 100.0% (51.5%)
			Spread over the benchmark curve (a)	190bps weighted-average
Asset-backed securities	332	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (7.9%)
			Constant default rate	2.0% - 11.8% (5.4%)
			Loss severity	15.0% - 100.0% (68.5%)
			Spread over the benchmark curve (a)	179bps weighted-average
Loans	133	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (85.7%)
			Loss severity	0.0% - 100.0% (20.6%)
			Discount rate	5.5% - 8.0% (5.7%)
	104	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.9% weighted-average
	61	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.1%)
Equity investments	1,036	Multiple of adjusted earnings	Multiple of earnings	4.5x - 29.7x (8.3x)
Residential mortgage servicing rights	1,164	Discounted cash flow	Constant prepayment rate	0.0% - 36.7% (10.0%)
			Spread over the benchmark curve (a)	390bps - 1,839bps (830bps)
Commercial mortgage servicing rights	668	Discounted cash flow	Constant prepayment rate	7.7% - 14.2% (8.5%)
			Discount rate	6.4% - 7.9% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(380)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (c)	58
Total Level 3 assets, net of liabilities (d)	$5,944

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest-rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other debt securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $6.1 billion and total Level 3 liabilities of $.3 billion as of December 31, 2018 and $6.4 billion and $.5 billion as of December 31, 2017, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 53.
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
OREO and Foreclosed Assets
The carrying value of OREO and foreclosed assets includes valuation adjustments recorded subsequent to the transfer to OREO and foreclosed assets. These valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price and the appraisal process for OREO and foreclosed assets is the same as described above for nonaccrual loans.
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

The PNC Financial Services Group, Inc. – Form 10-K  123

to held for sale status. Fair value is determined either by a third-party appraisal, recent sales offer, changes in market or property conditions, or, where we have agreed to sell the building to a third party, the contractual sales price. Impairment on these long-lived assets is recorded in Other noninterest expense on our Consolidated Income Statement.
Table 53: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2018	2017	2018	2017	2016
Assets
Nonaccrual loans	$128	$100	$(28)	$(8)	$(106)
OREO and foreclosed assets	59	70	(7)	(10)	(16)
Long-lived assets	11	80	(4)	(168)	(15)
Total assets	$198	$250	$(39)	$(186)	$(137)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

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
Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain Residential mortgage loans, for which income is also recorded in Loan interest income. Changes in the value on prepaid forward contracts included in Other Assets is reported in Noninterest expense and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense.
Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow.
Table 54: Fair Value Option – Fair Value and Principal Balances

	December 31, 2018			December 31, 2017
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$489	$472	$17	$822	$796	$26
Accruing loans 90 days or more past due	2	2		3	3
Nonaccrual loans	4	4		7	8	(1)
Total	$495	$478	$17	$832	$807	$25
Commercial mortgage loans held for sale (a)
Performing loans	$396	$411	$(15)	$828	$842	$(14)
Nonaccrual loans				2	3	(1)
Total	$396	$411	$(15)	$830	$845	$(15)
Residential mortgage loans
Performing loans	$279	$298	$(19)	$251	$280	$(29)
Accruing loans 90 days or more past due	321	329	(8)	421	431	(10)
Nonaccrual loans	182	292	(110)	197	317	(120)
Total	$782	$919	$(137)	$869	$1,028	$(159)
Other assets	$156	$176	$(20)	$216	$212	$4
Liabilities
Other borrowed funds	$64	$65	$(1)	$84	$85	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at December 31, 2018 or December 31, 2017.

124    The PNC Financial Services Group, Inc. – Form 10-K

The changes in fair value for items for which we elected the fair value option are as follows.

Table 55: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2018	2017	2016
Assets
Residential mortgage loans held for sale	$38	$121	$152
Commercial mortgage loans held for sale	$67	$87	$76
Residential mortgage loans	$24	$27	$30
Other assets	$(40)	$60	$50

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

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
Other Assets
Other assets includes accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock. The aggregate carrying value of our FHLB and FRB stock was $1.8 billion at both December 31, 2018 and 2017, which approximated fair value at each date.
Deposits
For time deposits, fair values are estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no defined maturity, such as noninterest-bearing and interest-bearing demand and interest-bearing money market and savings deposits, carrying values approximate fair values.
Borrowed Funds
For short-term borrowed funds, including federal funds purchased, commercial paper, repurchase agreements and certain other short-term borrowings and payables, carrying values approximated fair values. For long-term borrowed funds, quoted market prices are used, when available, to estimate fair value. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities.
Unfunded Loan Commitments and Letters of Credit
The fair value of unfunded loan commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates and credit. We establish a liability on these facilities related to the creditworthiness of our counterparty.
Other Liabilities
Other liabilities includes interest-bearing cash collateral held related to derivatives and other accrued liabilities. Due to its short-term nature, the carrying value of Other liabilities reported on our Consolidated Balance Sheet approximates fair value.

The PNC Financial Services Group, Inc. – Form 10-K  125

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2018 and 2017 are as follows.

Table 56: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Cash and due from banks	$5,608	$5,608	$5,608
Interest-earning deposits with banks	10,893	10,893		$10,893
Securities held to maturity	19,312	19,019	763	18,112	$144
Net loans (excludes leases)	215,525	216,492			216,492
Other assets	11,065	11,065		11,060	5
Total assets	$262,403	$263,077	$6,371	$40,065	$216,641
Liabilities
Time deposits (a)	$18,507	$18,246		$18,246
Borrowed funds	56,412	56,657		54,872	$1,785
Unfunded loan commitments and letters of credit	285	285			285
Other liabilities	393	393		393
Total liabilities	$75,597	$75,581		$73,511	$2,070
December 31, 2017
Assets
Cash and due from banks	$5,249	$5,249	$5,249
Interest-earning deposits with banks	28,595	28,595		$28,595
Securities held to maturity	18,513	18,565	765	17,658	$142
Net loans (excludes leases)	209,044	211,175			211,175
Other assets	6,078	6,736		5,949	787
Total assets	$267,479	$270,320	$6,014	$52,202	$212,104
Liabilities
Deposits	$265,053	$264,854		$264,854
Borrowed funds	57,744	58,503		56,853	$1,650
Unfunded loan commitments and letters of credit	297	297			297
Other liabilities	399	399		399
Total liabilities	$323,493	$324,053		$322,106	$1,947

(a)
The amount at December 31, 2018 excludes deposit liabilities with no defined or contractual maturities in accordance with the adoption of ASU 2016-01. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional details on this adoption.

The aggregate fair value in Table 56 represents only a portion of the total market value of our total assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 50);

•	investments accounted for under the equity method;

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01;

•	real and personal property;

•	lease financing;

•	loan customer relationships;

•	deposit customer intangibles;

•	mortgage servicing rights;

•	retail branch networks;

•	fee-based businesses, such as asset management and brokerage;

•	trademarks and brand names;

•	trade receivables and payables due in one year or less; and

•	deposit liabilities with no defined or contractual maturities under ASU 2016-01.

126    The PNC Financial Services Group, Inc. – Form 10-K

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment during 2018, 2017 and 2016 follow:

Table 57: Goodwill by Business Segment (a)

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2016	$5,795	$3,244	$64	$9,103
December 31, 2017 (b)	$5,795	$3,314	$64	$9,173
December 31, 2018 (b)	$5,795	$3,359	$64	$9,218

(a)	The BlackRock business segment did not have any allocated goodwill during 2018, 2017 and 2016.

(b)	Corporate & Institutional Banking's goodwill balances include the impacts of $45 million at December 31, 2018 and $70 million at December 31, 2017 resulting from business acquisitions.

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. The fair value of our reporting units with goodwill is determined by using discounted cash flow and market comparability methodologies. Based on the results of our analysis, there were no impairment charges related to goodwill in 2018, 2017 or 2016.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $2.0 billion at December 31, 2018 and $1.8 billion at December 31, 2017, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial MSRs follow:

Table 58: Commercial Mortgage Servicing Rights

In millions	2018	2017	2016
January 1	$668	$576	$526
Additions:
From loans sold with servicing retained	57	88	61
Purchases	93	69	36
Changes in fair value due to:
Time and payoffs (a)	(143)	(111)	(92)
Other (b)	51	46	45
December 31	$726	$668	$576
Related unpaid principal balance at December 31	$180,496	$162,182	$143,139
Servicing advances at December 31	$220	$217	$265

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.
Residential Mortgage Servicing Rights
Residential MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of residential MSRs with

The PNC Financial Services Group, Inc. – Form 10-K  127

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

Changes in the residential MSRs follow:

Table 59: Residential Mortgage Servicing Rights

In millions	2018	2017	2016
January 1	$1,164	$1,182	$1,063
Additions:
From loans sold with servicing retained	44	55	62
Purchases	129	185	188
Changes in fair value due to:
Time and payoffs (a)	(170)	(175)	(168)
Other (b)	90	(83)	37
December 31	$1,257	$1,164	$1,182
Unpaid principal balance of loans serviced for others at December 31	$125,388	$126,769	$125,381
Servicing advances at December 31	$156	$201	$302

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting from market-driven changes in interest rates and changes in model assumptions.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2018 are shown in Tables 60 and 61. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 60: Commercial Mortgage Servicing Rights –Key Valuation Assumptions

Dollars in millions	December 31 2018	December 31 2017
Fair value	$726	$668
Weighted-average life (years)	4.1	4.4
Weighted-average constant prepayment rate	5.65%	8.51%
Decline in fair value from 10% adverse change	$10	$12
Decline in fair value from 20% adverse change	$19	$23
Effective discount rate	8.39%	7.81%
Decline in fair value from 10% adverse change	$19	$18
Decline in fair value from 20% adverse change	$39	$36

128    The PNC Financial Services Group, Inc. – Form 10-K

Table 61: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2018		December 31 2017
Fair value	$1,257		$1,164
Weighted-average life (years)	6.9		6.4
Weighted-average constant prepayment rate	8.69%		10.04%
Decline in fair value from 10% adverse change	$41		$44
Decline in fair value from 20% adverse change	$79		$85
Weighted-average option adjusted spread	806	bps	830	bps
Decline in fair value from 10% adverse change	$37		$35
Decline in fair value from 20% adverse change	$73		$67

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.5 billion for each of 2018, 2017 and 2016. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 62: Premises, Equipment and Leasehold Improvements

In millions	December 31 2018	December 31 2017
Premises, equipment and leasehold improvements	$11,864	$10,939
Accumulated depreciation and amortization	(6,137)	(5,503)
Net book value	$5,727	$5,436

The following table includes depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software.

Table 63: Depreciation and Amortization Expense

Year ended December 31 In millions	2018	2017	2016
Depreciation	$754	$743	$683
Amortization	78	56	46
Total depreciation and amortization	$832	$799	$729

We lease certain facilities and equipment under agreements expiring at various dates through the year 2081. We account for these as operating leases. Rental expense on such leases was $416 million, $431 million and $442 million at December 31, 2018, 2017 and 2016, respectively.

Required minimum annual rentals that we owe on noncancelable leases having initial or remaining terms in excess of one year totaled $2.5 billion at December 31, 2018.

Future minimum annual rentals are as follows:

Table 64: Minimum Annual Lease Rentals

In millions
2019	$374
2020	$346
2021	$308
2022	$258
2023	$228
2024 and thereafter	$941

The PNC Financial Services Group, Inc. – Form 10-K  129

NOTE 9 TIME DEPOSITS
Total time deposits of $18.5 billion at December 31, 2018 have future contractual maturities as follows:

Table 65: Time Deposits

In billions
2019	$12.0
2020	$3.9
2021	$.9
2022	$.7
2023	$.4
2024 and thereafter	$.6
NOTE 10 BORROWED FUNDS
The following shows the carrying value of total borrowed funds of $57.4 billion at December 31, 2018 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 66: Borrowed Funds

In billions
2019	$20.0
2020	$14.8
2021	$6.5
2022	$4.9
2023	$2.3
2024 and thereafter	$8.9

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2018 and the carrying values as of December 31, 2018 and 2017.
Table 67: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2018	2018	2018	2017
Parent Company
Senior debt	2.85%-6.70%	2019-2027	$5,063	$5,203
Subordinated debt	3.90%-6.88%	2019-2024	1,447	1,440
Junior subordinated debt	3.31%	2028	205	205
Subtotal			6,715	6,848
Bank
FHLB (a)	zero-6.35%	2019-2030	21,501	21,037
Senior debt	1.45%-3.50%	2019-2043	19,955	22,859
Subordinated debt	2.70%-4.20%	2022-2028	4,243	3,555
Subtotal			45,699	47,451
Total			$52,414	$54,299

(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and commercial mortgage-backed securities.
In Table 67, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(29) million and $8 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(246) million and $7 million, respectively, related to fair value accounting hedges as of December 31, 2018.
Certain borrowings are reported at fair value, refer to Note 6 Fair Value for more information on those borrowings.
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

130    The PNC Financial Services Group, Inc. – Form 10-K

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

NOTE 11 EMPLOYEE BENEFIT PLANS
Pension and Postretirement Plans
We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at the level earned to that point. Earnings credits for all employees who became participants on or after January 1, 2010 are a flat 3% of eligible compensation. All plan participants earn interest on their cash balances based on 30-year Treasury securities rates with those who were participants at December 31, 2009 earning a minimum rate. New participants on or after January 1, 2010 are not subject to the minimum rate. Beginning in 2018, the plan provides for a minimum annual earnings credit amount of $2,000, subject to eligibility criteria. Pension contributions to the plan are typically based on an actuarially determined amount necessary to fund total benefits payable to plan participants. We made a voluntary contribution of $200 million in September 2018 to the qualified pension plan. Assets of the qualified pension plan are held in a separate Trust (Trust).

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy as shown in Table 68. In November of 2015, we established a voluntary employee beneficiary association (VEBA) to partially fund postretirement medical and life insurance benefit obligations.
We use a measurement date of December 31 for plan assets and benefit obligations. A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows.

The PNC Financial Services Group, Inc. – Form 10-K  131

Table 68: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension		Nonqualified Pension		Postretirement Benefits
December 31 (Measurement Date) – in millions	2018	2017	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$4,315	$4,726	$253	$280
Projected benefit obligation at beginning of year	$4,789	$4,547	$286	$289	$355	$373
Service cost	116	160	3	3	5	5
Interest cost	171	179	9	10	12	14
Amendments		17				2
Actuarial (gains)/losses and changes in assumptions	(424)	172	(16)	8	(28)	(18)
Participant contributions					3	3
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(297)	(286)	(24)	(24)	(26)	(25)
Projected benefit obligation at end of year	$4,355	$4,789	$258	$286	$322	$355
Fair value of plan assets at beginning of year	$5,253	$4,617			$230	$208
Actual return on plan assets	(193)	722			3	9
Employer contribution	200	200	$24	$24	21	34
Participant contributions					3	3
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(297)	(286)	(24)	(24)	(26)	(25)
Fair value of plan assets at end of year	$4,963	$5,253	$—	$—	$232	$230
Funded status	$608	$464	$(258)	$(286)	$(90)	$(125)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$608	$464
Current liability			$(26)	$(28)	$(2)	$(2)
Noncurrent liability			(232)	(258)	(88)	(123)
Net amount recognized on the consolidated balance sheet	$608	$464	$(258)	$(286)	$(90)	$(125)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$12	$13			$1	$1
Net actuarial loss (gain)	608	534	$57	$77	(7)	18
Amount recognized in AOCI	$620	$547	$57	$77	$(6)	$19
PNC Pension Plan Assets
The long-term investment strategy for pension plan assets in our qualified pension plan (the Plan) is to:

•	Meet present and future benefit obligations to all participants and beneficiaries;

•	Cover reasonable expenses incurred to provide such benefits, including expenses incurred in the administration of the Trust and the Plan;

•	Provide sufficient liquidity to meet benefit and expense payment requirements on a timely basis; and

•	Provide a total return that, over the long term, maximizes the ratio of trust assets to liabilities by maximizing investment return, at an appropriate level of risk.
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

132    The PNC Financial Services Group, Inc. – Form 10-K

The asset strategy allocations for the Trust at the end of 2018 and 2017, and the target allocation range at the end of 2018, by asset category, are as follows.
Table 69: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
PNC Pension Plan		2018	2017
Asset Category
Domestic Equity	20 – 40%	27%	30%
International Equity	10 – 25%	22%	24%
Private Equity	0 – 15%	11%	9%
Total Equity	40 – 70%	60%	63%
Domestic Fixed Income	10 – 40%	18%	16%
High Yield Fixed Income	0 – 25%	9%	10%
Total Fixed Income	10 – 65%	27%	26%
Real estate	0 – 10%	5%	5%
Other	0 – 15%	8%	6%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2018 for equity securities, fixed income securities, real estate and all other assets are 66%, 25%, 5% and 4%, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-K  133

Fair Value Measurements
As further described in Note 6 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2018 and 2017 follows:

Asset	Valuation Methodology
Money market funds	• Valued at the net asset value of the shares held by the pension plan at year end.
U.S. government and agency securities Corporate debt Common stock
• Valued at the closing price reported on the active market on which the individual securities are traded.
• If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Such securities are generally classified within Level 2 of the valuation hierarchy but may be a Level 3 depending on the level of liquidity and activity in the market for the security.

Mutual funds	• Valued based on third-party pricing of the fund which is not actively traded.
Other investments Derivative financial instruments Group annuity contracts Preferred stock
• Derivative financial instruments - recorded at estimated fair value as determined by third-party appraisals and pricing models.
• Group annuity contracts - measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.
• Preferred stock - Valued at the closing price reported on an active market on which the securities are traded.

Investments measured at NAV Collective trust fund investments Limited partnerships
• Collective trust fund investments - Valued based upon the units of such collective trust fund held by the Plan at year end multiplied by the respective unit value. The unit value of the collective trust fund is based upon significant observable inputs, although it is not based upon quoted marked prices in an active market. The underlying investments of the collective trust funds consist primarily of equity securities, debt obligations, short-term investments, and other marketable securities. Due to the nature of these securities, there are no unfunded commitments or redemption restrictions.
• Limited partnerships - Valued by investment managers based on recent financial information used to estimate fair value. The unit value of limited partnerships is based upon significant observable inputs, although it is not based upon quoted marked prices in an active market.

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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2018 and 2017.
Table 70: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2018				December 31, 2017
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest bearing cash	$7	$2		$9	$10	$1		$11
Money market funds	149			149	339			339
U.S. government and agency securities	512	130		642	233	105		338
Corporate debt		580	$6	586		578	$5	583
Common stock	623	6		629	791	13		804
Mutual funds		236		236		271		271
Other	4	42	4	50	1	69	7	77
Investments measured at net asset value (a)				2,662				2,830
Total	$1,295	$996	$10	$4,963	$1,374	$1,037	$12	$5,253

(a)
In accordance with ASC 820-10, collective trust fund investments and limited partnerships are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Table 68: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets.

134    The PNC Financial Services Group, Inc. – Form 10-K

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 71: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension	Gross PNC Benefit Payments
Estimated 2019 employer contributions		$26	$28
Estimated future benefit payments
2019	$293	$26	$28
2020	$308	$26	$27
2021	$322	$25	$27
2022	$322	$22	$26
2023	$314	$21	$25
2024-2028	$1,555	$94	$117

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2019 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost/(income) and other amounts recognized in Other comprehensive income (OCI) were as follows.

Table 72: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net periodic cost consists of:
Service cost (b)	$116	$160	$102	$3	$3	$3	$5	5	$6
Interest cost	171	179	186	9	10	12	12	14	15
Expected return on plan assets	(306)	(285)	(281)				(6)	(5)	(6)
Amortization of prior service cost/(credit)	1	(3)	(7)					(1)	(1)
Amortization of actuarial (gain)/loss		43	45	5	4	5
Net periodic cost (benefit)	(18)	94	45	17	17	20	11	13	14
Other changes in plan assets and benefit obligations recognized in OCI:
Current year prior service cost/(credit)		17						2
Amortization of prior service (cost)/credit	(1)	3	7					1	1
Current year actuarial loss/(gain)	75	(264)	91	(16)	7	7	(25)	(22)	17
Amortization of actuarial gain/(loss)		(43)	(45)	(5)	(4)	(5)
Total recognized in OCI	74	(287)	53	(21)	3	2	(25)	(19)	18
Total amounts recognized in net periodic cost and OCI	$56	$(193)	$98	$(4)	$20	$22	$(14)	$(6)	$32
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.
(b) 2017 Qualified Pension service cost includes $57 million of additional service cost due to the special, one-time cash balance credit announced at the end of 2017.
The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 72 were as follows.
Table 73: Net Period Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2018	2017	2016
Discount rate
Qualified pension	3.60%	4.00%	4.25%
Nonqualified pension	3.45%	3.80%	3.95%
Postretirement benefits	3.55%	3.90%	4.15%
Rate of compensation increase (average)	3.50%	3.50%	3.50%
Assumed health care cost trend rate
Initial trend	6.75%	7.00%	7.25%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2025	2025	2025
Expected long-term return on plan assets	6.00%	6.38%	6.75%

The PNC Financial Services Group, Inc. – Form 10-K  135

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows.
Table 74: Other Pension Assumptions

Year ended December 31	2018	2017
Discount rate
Qualified pension	4.30%	3.60%
Nonqualified pension	4.15%	3.45%
Postretirement benefits	4.20%	3.55%
Rate of compensation increase (average)	3.50%	3.50%
Assumed health care cost trend rate
Initial trend	6.50%	6.75%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2025	2025
The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long- term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2018 was 6.00%. We are reducing our expected long-term return on assets to 5.75% for determining pension cost for 2019. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
PNC’s net periodic benefit cost recognized for the plans is sensitive to the discount rate and expected long-term return on plan assets. With all other assumptions held constant, a .5% decline in the discount rate would have resulted in an immaterial increase in net periodic benefit cost for the qualified pension plan in 2018, and to be recognized in 2019. For the nonqualified pension plan and postretirement benefits, a .5% decline in the discount rate would also have resulted in an immaterial increase in net periodic benefit cost.
The health care cost trend rate assumptions shown in Tables 73 and 74 relate only to the postretirement benefit plans. The effect of a one-percentage-point increase or decrease in assumed health care cost trend rates would be insignificant.
Defined Contribution Plans
The PNC Incentive Savings Plan (ISP) is a qualified defined contribution plan that covers all of our eligible employees. Effective January 1, 2015, newly-hired full time employees and part-time employees who became eligible to participate in the ISP after that date are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $139 million in 2018, $125 million in 2017 and $122 million in 2016, representing cash contributed to the ISP by PNC.
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

136    The PNC Financial Services Group, Inc. – Form 10-K

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
The weighted-average grant date fair value of incentive/performance unit awards and restricted share/restricted share unit awards granted in 2018, 2017 and 2016 was $149.38, $122.10 and $78.37 per share, respectively. The total intrinsic value of incentive/performance unit and restricted share/restricted share unit awards vested during 2018, 2017 and 2016 was approximately $254 million, $235 million and $147 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
Table 75: Nonvested Incentive/Performance Unit Awards and Restricted Share/Restricted Share Unit Awards Rollforward (a)

Shares in millions	Nonvested Incentive/Performance Units Shares	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share/Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2017	2	$94.29	3	$95.64
Granted (b)	—	$133.74	1	$152.25
Vested/Released (b)	(1)	$89.56	(1)	$92.28
December 31, 2018	1	$104.02	3	$115.57

(a)	Forfeited awards during 2018 were insignificant.

(b)	Includes adjustments for achieving specific performance goals for Incentive/Performance Unit Share Awards granted in prior periods.
In Table 75, the units and related weighted-average grant date fair value of the incentive/performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.
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
In 2018, we transferred 103,064 shares of BlackRock Series C Preferred Stock to BlackRock in connection with our obligation. At December 31, 2018, we held 143,458 shares of BlackRock Series C Preferred Stock which were available to fund our obligation.
See Note 24 Subsequent Events in Item 8 of this Report for information on our January 31, 2019 transfer of our remaining shares of Series C Preferred Stock to BlackRock to satisfy our obligation under the Share Surrender Agreement.
NOTE 13 FINANCIAL DERIVATIVES

We use a variety of financial derivatives as part of our overall asset and liability risk management process to help manage exposure to market (primarily interest rate) and credit risk inherent in our business activities.We also enter into derivatives with customers to facilitate their risk management activities. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

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

The PNC Financial Services Group, Inc. – Form 10-K  137

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.

Table 76: Total Gross Derivatives

	December 31, 2018			December 31, 2017
In millions	Notional /Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional /Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$30,919	$7		$34,059	$114	$94
Cash flow hedges	17,337	1		23,875	60	6
Foreign exchange contracts:
Net investment hedges	1,012		$10	1,060		11
Total derivatives designated for hedging	$49,268	$8	$10	$58,994	$174	$111
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$43,084		$3	$48,335	$162	$42
Futures (e) (f)	10,658			47,494
Mortgage-backed commitments	5,771	$47	39	8,999	19	9
Other	6,509	10	3	2,530	11	2
Subtotal	66,022	57	45	107,358	192	53
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	218,496	1,352	1,432	194,042	2,079	1,772
Futures (e) (f)	914			3,453
Mortgage-backed commitments	2,246	7	10	2,228	2	2
Other	20,109	77	33	17,775	75	36
Subtotal	241,765	1,436	1,475	217,498	2,156	1,810
Commodity contracts:
Swaps	4,813	244	238	3,339	108	104
Other	1,418	67	67	868	22	22
Subtotal	6,231	311	305	4,207	130	126
Foreign exchange contracts and other	23,253	194	192	23,123	219	206
Subtotal	271,249	1,941	1,972	244,828	2,505	2,142
Derivatives used for other risk management activities:
Foreign exchange contracts and other (g)	7,908	75	263	7,445	3	550
Total derivatives not designated for hedging	$345,179	$2,073	$2,280	$359,631	$2,700	$2,745
Total gross derivatives	$394,447	$2,081	$2,290	$418,625	$2,874	$2,856
Less: Impact of legally enforceable master netting agreements		688	688		1,054	1,054
Less: Cash collateral received/paid		341	539		636	763
Total derivatives		$1,052	$1,063		$1,184	$1,039

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

(f)
As a result of administrative changes made by a certain clearing house to its rules governing futures contracts, effective for the fourth quarter of 2018, the unit of measure for calculating notional values decreased. The changes had no impact on the valuation of the contracts.

(g)	Includes our obligation to fund a portion of certain BlackRock LTIP programs and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk, and Contingent Features section below. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Exchange-traded and over-the-counter cleared derivative instruments are typically settled in cash each day based on the prior day value. In the first quarter of 2018, we changed our presentation for variation margin related to derivative instruments cleared through a central clearinghouse as a result of changes made by that clearinghouse to its rules governing such instruments with its counterparties. This variation margin is now recorded as a settlement payment instead of collateral. The impact at December 31, 2018 was a reduction of gross derivative assets and gross derivative liabilities of $1.5 billion and $.7 billion, respectively. The accounting change had no impact on the net fair value of the derivative assets and liabilities that otherwise would have been reported on our Consolidated Balance Sheet. See Table 80 for more information.

138    The PNC Financial Services Group, Inc. – Form 10-K

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

In the 12 months that follow December 31, 2018, we expect to reclassify net derivative losses of $35 million pretax, or $27 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2018. As of December 31, 2018, the maximum length of time over which forecasted transactions are hedged is ten years.

The amount of cash flow hedge ineffectiveness recognized in income was not significant for the 2017 and 2016 periods presented.

The PNC Financial Services Group, Inc. – Form 10-K  139

Further detail regarding gains (losses) on fair value hedge derivatives and related hedged items is presented in the following table:
Table 77: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2018
Total amounts on the Consolidated Income Statement	$9,580	$2,261	$1,632	$1,205
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(53)	$151
Derivatives		$60	$(262)
Amounts related to interest settlements on derivatives		$3	$80
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$41	$11		$8
Year ended December 31, 2017
Total amounts on the Consolidated Income Statement	$8,238	$1,998	$1,083	$1,077
Gains (losses) on fair value hedges recognized on (e):
Hedged items		$(50)	$268
Derivatives		$48	$(284)
Amounts related to interest settlements on derivatives		$(41)	$234
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$159	$21		$17
Year ended December 31, 2016
Total amounts on the Consolidated Income Statement	$7,414	$1,826	$831	$1,039
Gains (losses) on fair value hedges recognized on (e):
Hedged items		$(141)	$299
Derivatives		$142	$(332)
Amounts related to interest settlements on derivatives		$(84)	$401
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$219	$34

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.

(e)
The difference between the gains (losses) recognized in income on derivatives and their related hedged items represents the ineffective portion of the change in value of our fair value hedged derivatives.

Further detail regarding gains (losses) on derivatives and related cash flows is presented in the following table:

Table 78: Hedged Items - Fair Value Hedges

	December 31, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - Available for Sale (b)	$6,216	$(103)
Borrowed funds	$27,121	$(260)

(a)	Includes $(.5) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships.

(b)	Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. Dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. For 2017 and 2016, there was no net investment hedge ineffectiveness. Net gains (losses) on net investment hedge derivatives recognized in OCI were $76 million in 2018, $(81) million in 2017 and $186 million in 2016.
Derivatives Not Designated As Hedging Instruments under GAAP
Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged

140    The PNC Financial Services Group, Inc. – Form 10-K

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

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate and commodity swaps, interest rate and commodity caps and floors, swaptions and foreign exchange contracts. We primarily manage our market risk exposure from customer transactions by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are included in Other noninterest income.

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $6.0 billion at December 31, 2018 and $3.6 billion at December 31, 2017. Assuming all underlying third party customers referenced in the swap contracts defaulted, the exposure from these agreements would be $.2 billion at December 31, 2018 and $.1 billion at December 31, 2017 based on the fair value of the underlying swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 79: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Year ended December 31
In millions	2018	2017	2016
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(56)	$75	$152
Derivatives used for customer-related activities:
Interest rate contracts	99	95	78
Foreign exchange contracts and other (b)	104	146	84
Gains (losses) from customer-related activities (c)	203	241	162
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c) (d)	268	(525)	(7)
Total gains (losses) from derivatives not designated as hedging instruments	$415	$(209)	$307

(a)	Included in Residential mortgage, Corporate services and Other noninterest income.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income.

(d)	Includes BlackRock LTIP funding obligation and the swaps entered into in connection with sales of a portion of Visa Class B common shares.

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

The PNC Financial Services Group, Inc. – Form 10-K  141

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

Table 80 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2018 and 2017. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.
Table 80: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared (a)	$29			$29			$29
Over-the-counter	1,472	$450	$117	905		$25	880
Commodity contracts	311	76	210	25			25
Foreign exchange and other contracts	269	162	14	93			93
Total derivative assets	$2,081	$688	$341	$1,052	(b)	$25	$1,027
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared (a)	$24			$24			$24
Over-the-counter	1,496	$557	$489	450		$11	439
Commodity contracts	305	56	17	232			232
Foreign exchange and other contracts	465	75	33	357			357
Total derivative liabilities	$2,290	$688	$539	$1,063	(c)	$11	$1,052
December 31, 2017
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$827	$251	$567	$9			$9
Over-the-counter	1,695	668	67	960		$32	928
Commodity contracts	130	38		92			92
Foreign exchange and other contracts	222	97	2	123			123
Total derivative assets	$2,874	$1,054	$636	$1,184	(b)	$32	$1,152
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$260	$251		$9			$9
Over-the-counter	1,703	662	$669	372			372
Commodity contracts	126	38		88			88
Foreign exchange and other contracts	767	103	94	570			570
Total derivative liabilities	$2,856	$1,054	$763	$1,039	(c)		$1,039

(a)
Reflects our first quarter 2018 change in accounting treatment for variation margin for certain derivative instruments cleared through a central clearing house. The accounting change reduced the asset and liability gross fair values with corresponding reductions to the fair value and cash collateral offsets, resulting in no changes to the net fair value amounts.

(b)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(c)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

142    The PNC Financial Services Group, Inc. – Form 10-K

Table 80 includes over-the-counter (OTC) derivatives, OTC cleared derivatives, and exchange-traded derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable industry standard master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. Exchange-traded derivatives represent standardized futures and options contracts executed directly on an organized exchange.
In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

At December 31, 2018, we held cash, U.S. government securities and mortgage-backed securities totaling $.4 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.2 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2018 was $1.5 billion for which we had posted collateral of $1.0 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk related contingent features underlying these agreements had been triggered on December 31, 2018 would be $.5 billion.

NOTE 14 EARNINGS PER SHARE
Table 81: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2018	2017	2016
Basic
Net income	$5,346	$5,388	$3,985
Less:
Net income attributable to noncontrolling interests	45	50	82
Preferred stock dividends	236	236	209
Preferred discount accretion and redemptions	4	26	6
Net income attributable to common shares	5,061	5,076	3,688
Less: Dividends and undistributed earnings allocated to participating securities	21	23	26
Net income attributable to basic common shares	$5,040	$5,053	$3,662
Basic weighted-average common shares outstanding	467	481	494
Basic earnings per common share (a)	$10.79	$10.49	$7.42
Diluted
Net income attributable to basic common shares	$5,040	$5,053	$3,662
Less: Impact of BlackRock earnings per share dilution	9	16	12
Net income attributable to diluted common shares	$5,031	$5,037	$3,650
Basic weighted-average common shares outstanding	467	481	494
Dilutive potential common shares	3	5	6
Diluted weighted-average common shares outstanding	470	486	500
Diluted earnings per common share (a)	$10.71	$10.36	$7.30

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-K  143

NOTE 15 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares that are available for future use.

Table 82: Preferred Stock – Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2018	2017
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P	$100,000	15	15
Series Q	$100,000	5	5
Series R	$100,000	5	5
Series S	$100,000	5	5
Total issued and outstanding		41	41

The following table discloses information related to the preferred stock outstanding as of December 31, 2018.
Table 83: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series Q (d)	September 21, 2012 October 9, 2012	18 million 1.2 million	1/4,000th	Quarterly beginning on December 1, 2012	5.375%	December 1, 2017
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026

(a)	Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board of Directors.

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

144    The PNC Financial Services Group, Inc. – Form 10-K

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

The following table provides the dividends per share for PNC's common and preferred stock.
Table 84: Dividends Per Share

December 31	2018	2017	2016
Common Stock	$3.40	$2.60	$2.12
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$6,750	$6,750	$6,750
Series P	$6,125	$6,125	$6,125
Series Q	$5,375	$5,375	$5,375
Series R	$4,850	$4,850	$4,850
Series S	$5,000	$5,000	$—

On January 3, 2019, we declared a quarterly common stock cash dividend of $.95 per share payable on February 5, 2019.

Warrants
Warrants were sold by the U.S. Treasury in a secondary public offering that closed on May 5, 2010 after the U.S. Treasury exchanged its Troubled Asset Relief Program (TARP) Warrant (issued on December 31, 2008 under the TARP Capital Purchase Program) for 16.9 million warrants. In accordance with the terms of the warrants, warrants were exercised on a non-cash net basis with the warrant holder receiving PNC common shares determined based on the excess of the market price of PNC common stock on the exercise date over the exercise price of the warrant. At December 31, 2017, there were 3.5 million warrants outstanding. In 2018, we issued 1.7 million common shares resulting from the exercise of these warrants. The issuance of these shares resulted in a reclassification within Capital surplus with no impact on our Shareholders’ equity. Upon expiration of the warrants on December 31, 2018, approximately 95,000 warrants were unexercised.

Other Shareholders’ Equity Matters
At December 31, 2018, we had reserved approximately 86 million common shares to be issued in connection with certain stock plans.

Effective April 1, 2015, the Board of Directors established a stock repurchase program authorization in the amount of up to 100 million shares of PNC common stock which may be purchased on the open market or in privately negotiated transactions. Under this program authorization, we repurchased 19.9 million shares in 2018 and 18.6 million shares in 2017. A maximum amount of 20.7 million shares remained available for repurchase under this program authorization at December 31, 2018. This program authorization will remain in effect until fully utilized or until modified, superseded or terminated.

The PNC Financial Services Group, Inc. – Form 10-K  145

NOTE 16 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 85: Other Comprehensive Income (Loss)

In millions	2018	2017	2016
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$(522)	$29	$(329)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	12	25	24
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(8)	(12)	16
Net increase (decrease), pre-tax	(526)	16	(369)
Effect of income taxes	121	(6)	135
Net increase (decrease), after-tax	(405)	10	(234)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	(14)	173	61
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		2
Less: OTTI losses realized on securities reclassified to noninterest income		(1)	(2)
Net increase (decrease), pre-tax	(14)	172	63
Effect of income taxes	3	(63)	(23)
Net increase (decrease), after-tax	(11)	109	40
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	(118)	(90)	100
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	41	159	219
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	11	21	34
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	8	17
Net increase (decrease), pre-tax	(178)	(287)	(153)
Effect of income taxes	41	105	56
Net increase (decrease), after-tax	(137)	(182)	(97)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	10	126	(41)
Amortization of actuarial loss (gain) reclassified to other noninterest expense	5	47	50
Amortization of prior service cost (credit) reclassified to other noninterest expense	1	(4)	(8)
Net increase (decrease), pre-tax	16	169	1
Effect of income taxes	(4)	(62)
Net increase (decrease), after-tax	12	107	1
Other
PNC’s portion of BlackRock’s OCI	(55)	52	(63)
Net investment hedge derivatives	76	(81)	186
Foreign currency translation adjustments	(58)	90	(182)
Net increase (decrease), pre-tax	(37)	61	(59)
Effect of income taxes	(5)	12	(46)
Net increase (decrease), after-tax	(42)	73	(105)
Total other comprehensive income (loss), pre-tax	(739)	131	(517)
Total other comprehensive income, tax effect	156	(14)	122
Total other comprehensive income (loss), after-tax	$(583)	$117	$(395)

146    The PNC Financial Services Group, Inc. – Form 10-K

Table 86: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2015	$286	$66	$430	$(554)	$(98)	$130
Net activity	(234)	40	(97)	1	(105)	(395)
Balance at December 31, 2016	$52	$106	$333	$(553)	$(203)	$(265)
Net activity	10	109	(182)	107	73	117
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(405)	(11)	(137)	12	(42)	(583)
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(162)	$(725)

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.

NOTE 17 INCOME TAXES
The components of income tax expense are as follows:

Table 87: Components of Income Tax Expense

Year ended December 31 In millions	2018	2017 (a)	2016
Current
Federal	$773	$454	$871
State	176	51	71
Total current	949	505	942
Deferred
Federal	123	(474)	301
State	10	71	25
Total deferred	133	(403)	326
Total	$1,082	$102	$1,268
(a) The 2017 results benefited from the federal tax legislation that was enacted on December 22, 2017.

Significant components of deferred tax assets and liabilities are as follows:

Table 88: Deferred Tax Assets and Liabilities

December 31 – in millions	2018	2017
Deferred tax assets
Allowance for loan and lease losses	$637	$631
Compensation and benefits	279	223
Partnership investments	184	173
Loss and credit carryforward	366	301
Accrued expenses	207	284
Other	193	131
Total gross deferred tax assets	1,866	1,743
Valuation allowance	(37)	(40)
Total deferred tax assets	1,829	1,703
Deferred tax liabilities
Leasing	1,169	1,034
Goodwill and intangibles	196	197
Fixed assets	379	206
Mortgage servicing rights	179	146
Net unrealized gains on securities and financial instruments		155
BlackRock basis difference	1,726	1,594
Other	119	345
Total deferred tax liabilities	3,768	3,677
Net deferred tax liability	$1,939	$1,974

The PNC Financial Services Group, Inc. – Form 10-K  147

As the result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, we recognized a benefit of $1.2 billion primarily attributable to the revaluation of net deferred tax liabilities at December 31, 2017. To the extent our accounting of certain income tax effects was complete, these tax effects had been included in the 2017 financial statements. However, to the extent our accounting for certain income tax effects was incomplete, but was reasonably estimated, the estimated effects were included as provisional amounts in the 2017 financial statements. Additional data and analysis was collected during the preparation of our 2017 income tax returns along with additional clarification through legislative amendments, governmental agency regulations and interpretations of the Tax Cuts and Jobs Act. During the one-year measurement period, which ended in December 2018, no changes were made to the provisional amounts after obtaining, preparing and analyzing additional information about facts and circumstances that existed at the enactment date.

A reconciliation between the statutory and effective tax rates follows:
Table 89: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	2.3	1.5	1.2
Tax-exempt interest	(1.4)	(2.5)	(2.4)
Life insurance	(.9)	(1.8)	(1.9)
Dividend received deduction	(.9)	(1.8)	(1.8)
Tax credits	(3.4)	(4.2)	(4.4)
Federal deferred tax revaluation (a)	(1.7)	(21.7)
Unrecognized tax benefits	1.1	(.1)	(.1)
Other	.7	(2.5)	(1.5)
Effective tax rate (b)	16.8%	1.9%	24.1%

(a)	Reflects the impact of tax planning activities during the third quarter of 2018.

(b)
The effective tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax. The 2017 and 2018 results benefited from the federal tax legislation.

The net operating loss carryforwards at December 31, 2018 and 2017 follow:
Table 90: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2018	December 31, 2017	Expiration
Net Operating Loss Carryforwards:
Federal	$521	$640	2032
State	$1,577	$1,776	2019-2036

The majority of the tax credit carryforwards expire in 2038 and were $323 million at December 31, 2018 and were insignificant at December 31, 2017. Some federal and state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes, but we have recorded an insignificant valuation allowance against certain state tax carryforwards as of December 31, 2018.

Retained earnings included $.1 billion at both December 31, 2018 and 2017 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 91: Change in Unrecognized Tax Benefits

In millions	2018	2017	2016
Balance of gross unrecognized tax benefits at January 1	$18	$22	$26
Increases:
Positions taken during a prior period	212	4	14
Decreases:
Positions taken during a prior period	(16)	(3)	(14)
Settlements with taxing authorities	(7)	(4)
Reductions resulting from lapse of statute of limitations		(1)	(4)
Balance of gross unrecognized tax benefits at December 31	$207	$18	$22
Favorable (unfavorable) impact if recognized	$76	$17	$18

148    The PNC Financial Services Group, Inc. – Form 10-K

It is reasonably possible that the balance of unrecognized tax benefits could increase or decrease in the next twelve months due to ongoing or completion of examinations by various tax authorities or the expiration of statutes of limitations.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 92 summarizes the status of significant IRS examinations.

Table 92: IRS Tax Examination Status

	Years under examination	Status at December 31
Federal	2014 – 2015	Completed
	2016 – 2017	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2013. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2018.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2018 and 2017, the amount of gross interest and penalties was insignificant. At December 31, 2018 and 2017, the related amounts of accrued interest and penalties were also insignificant.

NOTE 18 REGULATORY MATTERS
We are subject to the regulations of certain federal, state and foreign agencies and undergo periodic examinations by such regulatory authorities.
The ability to undertake new business initiatives (including acquisitions), the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength.
At December 31, 2018 and 2017, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the 2018 Basel III and 2017 Transitional Basel III regulatory capital ratios at December 31, 2018 and 2017, respectively for PNC and PNC Bank.
Table 93: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2018 Basel III	2017 Transitional Basel III	2018 Basel III	2017 Transitional Basel III	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$30,905	$32,146	9.6%	10.4%	N/A
PNC Bank	$30,046	$28,771	9.8%	9.7%	6.5%
Tier 1
PNC	$34,735	$36,007	10.8%	11.6%	6.0%
PNC Bank	$30,046	$28,942	9.8%	9.7%	8.0%
Total
PNC	$41,606	$42,496	13.0%	13.7%	10.0%
PNC Bank	$36,510	$34,756	11.9%	11.7%	10.0%
Leverage
PNC	$34,735	$36,007	9.4%	9.9%	N/A
PNC Bank	$30,046	$28,942	8.3%	8.2%	5.0%

(a)	Calculated using the regulatory capital methodology applicable to us during both 2018 and 2017.
The principal source of parent company cash flow is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Capital needs;

•	Laws and regulations;

•	Corporate policies;

•	Contractual restrictions; and

•	Other factors.

The PNC Financial Services Group, Inc. – Form 10-K  149

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $2.9 billion at December 31, 2018.
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
Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank. At December 31, 2018, the balance outstanding at the Federal Reserve Bank was $10.5 billion.

NOTE 19 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 19). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2018, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount of up to approximately $125 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

150    The PNC Financial Services Group, Inc. – Form 10-K

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

In September 2017, the magistrate judge at the district court granted in part and denied in part the plaintiffs’ motions to file their proposed amended complaints. The dispute over amendment arose in part from the decision in United States v. American Express, Co., 838 F.3d 179 (2d Cir. 2016), in which the court held that the relevant market in a similar complaint against American Express is “two-sided,” i.e., requires consideration of effects on consumers as well as merchants. In June 2018, the U.S. Supreme Court affirmed (under the caption Ohio v. American Express Co.) the court of appeals decision. Previously, the plaintiffs in this litigation had alleged a one-sided market, and, as a result of the court’s decision in American Express, they sought leave to add claims based on a two-sided market. The order allowed the complaint to be amended to include allegations pertaining to a two-sided market only to the extent those claims are not time-barred, but held that the two-sided market allegations do not relate back to the time of the original complaint and are not subject to tolling. In October 2017, the plaintiffs appealed this order to the presiding district court judge. In August 2018, the judge overruled this decision, finding that the two-sided market allegations do relate back.

In September 2018, the relevant parties entered an amended definitive agreement to resolve the claims of the class seeking damages. In this amended settlement agreement, the parties agreed, among other things, to the following terms:

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

The PNC Financial Services Group, Inc. – Form 10-K  151

This amended settlement agreement is subject to court approval. In January 2019, the district court granted preliminary approval of the settlement, under which notice will be provided to the settlement class, with an opportunity to opt out from the settlement or file objections to it. A final approval hearing is scheduled for November 2019.

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

Residential Mortgage-Backed Securities Indemnification Demands
We have received indemnification demands from several entities sponsoring residential mortgage-backed securities and their affiliates where purchasers of the securities, trustees for the securitization trusts, or monoline insurers have asserted claims against the sponsors and other parties involved in the securitization transactions. National City Mortgage and its predecessors had sold whole loans to the sponsors or their affiliates that were allegedly included in certain of these securitization transactions. According to the indemnification demands, the claims for which indemnity is being sought are based on alleged misstatements and omissions in the offering documents for these transactions or breaches of representations and warranties relating to the loans made in connection with the transactions. The indemnification demands assert that agreements governing the sale of these loans or the securitization transactions to which National City Mortgage was a party require us to indemnify the sponsors and their affiliates for losses suffered in connection with these claims. The parties have settled several of these disputes. In March 2018, one of the entities asserting a right to indemnification submitted a demand for our purported share of the settlement amount of claims asserted against it and its affiliates. There has not been any determination that the parties seeking indemnification have any liability to the plaintiffs in connection with the other claims and the amount, if any, for which we are responsible in the settled cases has not been determined.

Patent Infringement Litigation
In June 2013, a lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC vs. PNC Financial Services Group, Inc., and PNC Bank, NA, (Case No. 2:13-cv-00740-AJS)(IV 1)) was filed in the U.S. District Court for the Western District of Pennsylvania against PNC and PNC Bank for patent infringement. The plaintiffs alleged that multiple systems by which PNC and PNC Bank provide online banking services and other services via electronic means infringe five patents owned by the plaintiffs. The plaintiffs sought, among other things, a declaration that PNC and PNC Bank were infringing each of the patents, damages for past and future infringement, and attorneys’ fees. In July 2013, we filed an answer with counterclaims, denying liability and seeking declarations that the asserted patents were invalid and that PNC had not infringed them. In November 2013, PNC filed Covered Business Method/Post Grant Review petitions in the U.S. Patent & Trademark Office (PTO) seeking to invalidate all five of the patents. In December 2013, the court dismissed the plaintiffs’ claims as to two of the patents and entered a stay of the lawsuit pending the PTO’s consideration of PNC’s review petitions, including any appeals from decisions of the PTO. The PTO instituted review proceedings in May 2014 on four of the five patents at issue, finding that the subject matter of those patents was “more likely than not” unpatentable. The court had previously dismissed the plaintiffs’ claims with respect to the one patent not selected for review by the PTO. In separate decisions issued in April and May 2015, the PTO invalidated all claims with respect to the patents that were still at issue in IV 1. In July 2015, in an appeal arising out of proceedings against a different defendant relating to some of the same patents, the U.S. Court of Appeals for the Federal Circuit affirmed the invalidity of the two patents at issue in both IV 1 and the Federal Circuit appeal. As a result, all of the patents at issue in IV 1 not subject to the prior dismissal were invalidated. In October 2015, the plaintiffs moved to dismiss with prejudice their claims arising from the patents that had not been subject to prior dismissal in IV 1, which the court granted.

152    The PNC Financial Services Group, Inc. – Form 10-K

In June 2014, Intellectual Ventures filed a second lawsuit (Intellectual Ventures I LLC and Intellectual Ventures II LLC v. PNC Bank Financial Services Group, Inc., PNC Bank NA, and PNC Merchant Services Company, LP (Case No. 2:14-cv-00832-AKS)(IV 2)) in the same court as IV 1. This lawsuit alleged that the PNC defendants had infringed five patents, including the patent dismissed in IV 1 that was not subject to PTO review, and related generally to the same technology and subject matter as the first lawsuit. The court stayed this case, which was consolidated with IV 1 in August 2014, pending the PTO’s consideration of various review petitions of the patents at issue in this case, as well as the review of the patents at issue in IV 1 and the appeals from any PTO decisions. In April 2015, the PTO, in a proceeding brought by another defendant, upheld the patentability of one of the patents at issue in IV 2. That decision was appealed to the Federal Circuit, which affirmed it in February 2016. After decisions adverse to the patent holder in the PTO and several U.S. District Courts on three of the remaining patents, in October 2015, the plaintiffs voluntarily dismissed without prejudice their claims with respect to those three patents, leaving two patents at issue in this lawsuit. The plaintiffs moved to deconsolidate IV 1 and IV 2 and to lift the stay. The court denied this motion in October 2015, continuing the stay until certain court proceedings against other defendants related to the same patents are resolved. In February 2019, the plaintiffs voluntarily dismissed without prejudice the remaining claims in the lawsuit.

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

The PNC Financial Services Group, Inc. – Form 10-K  153

and for a new trial. In November 2015, the court granted the motion to reduce the compensatory damages by amounts paid in settlement by other defendants and denied the other motions by the PNC defendants, with the judgment being reduced as a result to a total of $289 million, and also denied the plaintiffs’ motion for pre-judgment interest.

In December 2015, the PNC defendants appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. Also in December 2015, the plaintiffs cross-appealed from the court's orders reducing the judgment by amounts paid in settlement by other defendants, denying plaintiffs’ motion for pre-judgment interest, and dismissing the plaintiffs’ aiding and abetting claims. In August 2017, the court of appeals reversed the judgment to the extent that it was based on tort rather than trust law. The court accordingly held that any damages awarded to the plaintiff will be limited to losses to the trusts in Missouri caused by Allegiant’s breaches during the time it acted as trustee; plaintiffs cannot recover for damages to the Missouri trusts after Allegiant’s trusteeship or outside of the Missouri trusts, which had been included in the judgment under appeal. The court of appeals otherwise affirmed the judgment, including the dismissal of the aiding and abetting claims, and remanded the case to the district court for further proceedings in light of its decision. In September 2017, plaintiffs filed a motion for rehearing by the panel solely seeking to remove the prohibition on damages being sought for the period following Allegiant’s trusteeship. In December 2017, the court denied the petition for rehearing. Proceedings resumed in the district court, with a new trial in accordance with the court of appeal’s decision completed in January 2019, except for closing arguments, to be made (following the parties’ filing of written submissions) in March 2019. The district court will issue a decision based on the new trial sometime thereafter.

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

As has been publicly reported, the U.S. Department of Justice is conducting an inquiry relating to the federal Low Income Housing Tax Credit (LIHTC) program directed at program participants. In connection with that inquiry, the Department of Justice has requested information from PNC Bank. We are cooperating with the inquiry.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including that described in this Note 19.

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

154    The PNC Financial Services Group, Inc. – Form 10-K

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
NOTE 20 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of December 31, 2018 and 2017, respectively.

Table 94: Commitments to Extend Credit and Other Commitments

In millions	December 31 2018	December 31 2017
Commitments to extend credit
Total commercial lending	$120,165	$112,125
Home equity lines of credit	16,944	17,852
Credit card	27,100	24,911
Other	5,069	4,753
Total commitments to extend credit	169,278	159,641
Net outstanding standby letters of credit (a)	8,655	8,651
Reinsurance agreements (b)	1,549	1,654
Standby bond purchase agreements (c)	1,000	843
Other commitments (d)	1,130	1,732
Total commitments to extend credit and other commitments	$181,612	$172,521

(a)	Net outstanding standby letters of credit include $3.7 billion and $3.5 billion at December 31, 2018 and 2017, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of December 31, 2018, the aggregate maximum exposure amount comprised $1.3 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident & health contracts. Comparable amounts at December 31, 2017 were $1.5 billion and $.2 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both December 31, 2018 and 2017, respectively.

Commitments to Extend Credit
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and generally contain termination clauses in the event the customer’s credit quality deteriorates.
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 91% of our net outstanding standby letters of credit were rated as Pass at both December 31, 2018 and 2017, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2018 had terms ranging from less than one year to six years.
As of December 31, 2018, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at December 31, 2018 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-K  155

NOTE 21 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 95: Parent Company – Income Statement

Year ended December 31 – in millions	2018	2017	2016
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$3,057	$3,278	$2,906
Non-bank subsidiaries	157	376	130
Interest income	147	109	93
Noninterest income	(1)	37	13
Total operating revenue	3,360	3,800	3,142
Operating Expense
Interest expense	281	215	197
Other expense	139	175	109
Total operating expense	420	390	306
Income before income taxes and equity in undistributed net income of subsidiaries	2,940	3,410	2,836
Income tax benefits	(54)	(52)	(96)
Income before equity in undistributed net income of subsidiaries	2,994	3,462	2,932
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	2,126	1,974	818
Non-bank subsidiaries	181	(98)	153
Net income	$5,301	$5,338	$3,903
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	1	1	13
Other comprehensive income (loss)	1	1	13
Comprehensive income	$5,302	$5,339	$3,916
Table 96: Parent Company – Balance Sheet

December 31 – in millions	2018	2017
Assets
Cash held at banking subsidiary	$6	$1
Restricted deposits with banking subsidiary	175	175
Nonrestricted interest-earning deposits	4,655	5,800
Investments in:
Bank subsidiaries and bank holding company	45,863	44,360
Non-bank subsidiaries	1,886	2,398
Loans with affiliates	1,397	1,244
Other assets	1,159	1,243
Total assets	$55,141	$55,221
Liabilities
Subordinated debt (a)	$1,652	$1,645
Senior debt (a)	5,061	5,203
Commercial paper		100
Other borrowed funds from affiliates	79	108
Accrued expenses and other liabilities	619	652
Total liabilities	7,411	7,708
Equity
Shareholders’ equity	47,730	47,513
Total liabilities and equity	$55,141	$55,221

(a)	See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.

156    The PNC Financial Services Group, Inc. – Form 10-K

Table 97: Parent Company – Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds/(Payments)
2018	$288	$88
2017	$287	$40
2016	$317	$183

Table 98: Parent Company – Statement of Cash Flows

Year ended December 31 – in millions	2018	2017	2016
Operating Activities
Net income	$5,301	$5,338	$3,903
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(2,307)	(1,974)	(971)
Return on investment in subsidiary		98
Other	155	194	143
Net cash provided (used) by operating activities	$3,149	$3,656	$3,075
Investing Activities
Net change in loans and securities from affiliates	$540	$114	$2,161
Net change in nonrestricted interest-earning deposits	1,145	(1,116)	(1,607)
Net change in restricted interest-earning deposits			300
Other	2		266
Net cash provided (used) by investing activities	$1,687	$(1,002)	$1,120
Financing Activities
Net change in other borrowed funds from affiliates	$(29)	$316	$(124)
Net change in senior debt	498	1,325	(1,252)
Net change in subordinated debt	(553)	(580)	17
Net change in commercial paper	(100)	100
Preferred stock issuances			519
Common and treasury stock issuances	69	132	151
Acquisition of treasury stock	(2,877)	(2,447)	(2,062)
Preferred stock cash dividends paid	(236)	(236)	(209)
Common stock cash dividends paid	(1,603)	(1,264)	(1,060)
Net cash provided (used) by financing activities	$(4,831)	$(2,654)	$(4,020)
Net increase (decrease) in cash and due from banks	$5	$—	$175
Cash and restricted deposits held at banking subsidiary at beginning of year	176	176	1
Cash and restricted deposits held at banking subsidiary at end of year	$181	$176	$176
NOTE 22 SEGMENT REPORTING
We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

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

The PNC Financial Services Group, Inc. – Form 10-K  157

equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, integration costs, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparative purposes.

Financial results are presented, to the extent practicable, as if each business operated on a stand-alone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

In the fourth quarter of 2018, we updated our internal management reporting processes relating to our segment reporting disclosures. Certain expenses that were previously recorded within “Other” were reclassified to our reportable segments. These expenses largely related to items that were previously considered corporate expenses, but were either closely aligned to processes and revenue functions within our business segments or were an allocation of expenses that the business segment would have incurred if it operated on a standalone basis. These reclassifications were retrospectively applied to the periods presented in this Note 22. Additionally, certain fourth quarter 2017 net income tax benefits that were previously reported in "Other" in the fourth quarter of 2017 were reclassified within that period, in order to align the accounting of certain tax positions with the business segments that recorded the underlying activity.

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

Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located in markets across the Mid-Atlantic, Midwest and Southeast. In 2018, Retail Banking launched its national retail digital strategy designed to grow customers with digitally-led banking and an ultra-thin branch network in markets outside of our existing retail branch network. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to government agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

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

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. Wealth management products and services include investment and retirement planning, customized investment management, private banking, tailored credit solutions, and trust management and administration for individuals and their families. Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth families. Institutional asset management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement administration services to institutional clients such as corporations, healthcare systems, insurance companies, unions, municipalities and non-profits. The business also offers PNC proprietary mutual funds and investment strategies.

158    The PNC Financial Services Group, Inc. – Form 10-K

BlackRock, in which we hold an equity investment, is a leading publicly-traded investment management firm providing a broad range of investment and technology services to institutional and retail clients worldwide. Using a diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes, BlackRock tailors investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. BlackRock also offers technology services, including an investment and risk management technology platform, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At December 31, 2018, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $420 million, $354 million, and $331 million during 2018, 2017 and 2016, respectively.

Table 99: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2018
Income Statement
Net interest income	$5,119	$3,551	$287		$764	$9,721
Noninterest income	2,631	2,406	892	$935	547	7,411
Total revenue	7,750	5,957	1,179	935	1,311	17,132
Provision for credit losses (benefit)	373	85	2		(52)	408
Depreciation and amortization	206	186	52		496	940
Other noninterest expense	5,772	2,520	861		203	9,356
Income (loss) before income taxes (benefit) and noncontrolling interests	1,399	3,166	264	935	664	6,428
Income taxes (benefit)	335	658	62	154	(127)	1,082
Net income	$1,064	$2,508	$202	$781	$791	$5,346
Average Assets (b)	$89,739	$154,119	$7,423	$8,061	$118,893	$378,235
2017
Income Statement
Net interest income	$4,625	$3,396	$287		$800	$9,108
Noninterest income	2,236	2,271	881	$1,078	755	7,221
Total revenue	6,861	5,667	1,168	1,078	1,555	16,329
Provision for credit losses (benefit)	347	160	1		(67)	441
Depreciation and amortization	177	184	50		510	921
Other noninterest expense	5,569	2,370	855		683	9,477
Income (loss) before income taxes (benefit) and noncontrolling interests	768	2,953	262	1,078	429	5,490
Income taxes (benefit)	321	520	75	(686)	(128)	102
Net income	$447	$2,433	$187	$1,764	$557	$5,388
Average Assets (b)	$88,663	$148,414	$7,511	$7,677	$119,504	$371,769
2016
Income Statement
Net interest income	$4,509	$3,181	$300		$401	$8,391
Noninterest income	2,693	2,035	851	$685	507	6,771
Total revenue	7,202	5,216	1,151	685	908	15,162
Provision for credit losses (benefit)	297	177	(6)		(35)	433
Depreciation and amortization	175	153	45		470	843
Other noninterest expense	5,347	2,174	813		299	8,633
Income (loss) before income taxes (benefit) and noncontrolling interests	1,383	2,712	299	685	174	5,253
Income taxes (benefit)	510	871	110	153	(376)	1,268
Net income	$873	$1,841	$189	$532	$550	$3,985
Average Assets (b)	$85,871	$140,309	$7,707	$7,118	$120,255	$361,260

(a)	There were no material intersegment revenues for 2018, 2017 and 2016.

(b)	Period-end balances for BlackRock.

The PNC Financial Services Group, Inc. – Form 10-K  159

NOTE 23 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each reportable segment’s principal services and products follows each table.
Retail Banking
Table 100: Retail Banking Noninterest Income Disaggregation

In millions	Year Ended December 31, 2018
Product
Deposit account fees	$618
Debit card fees	505
Brokerage fees	350
Merchant services	212
Net credit card fees (a)	189
Other	284
Total in-scope noninterest income by product	$2,158
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$2,158
Total out-of-scope noninterest income (b)	473
Total Retail Banking noninterest income	$2,631

(a)	Net credit card fees consists of interchange fees of $452 million and credit card reward costs of $263 million for the year ended December 31, 2018.

(b)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Deposit Account Fees
Retail Banking provides demand deposit, money market and savings account products for consumer and small business customers. Services include online and branch banking, overdraft and wire transfer services, imaging services and cash alternative services, such as money orders and cashier's checks. We recognize fee income at the time these services are performed for the customer.
Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented net of credit card reward costs.
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

160    The PNC Financial Services Group, Inc. – Form 10-K

Corporate & Institutional Banking

Table 101: Corporate & Institutional Banking Noninterest Income Disaggregation

In millions	Year Ended December 31, 2018
Product
Treasury management fees	$776
Capital markets fees	510
Commercial mortgage banking activities	87
Other	81
Total in-scope noninterest income by product	$1,454
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$1,454
Total out-of-scope noninterest income (a)	952
Total Corporate & Institutional Banking noninterest income	$2,406

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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
Asset Management Group

Table 102: Asset Management Group Noninterest Income Disaggregation

In millions	Year Ended December 31, 2018
Customer Type
Personal	$611
Institutional	272
Total in-scope noninterest income by customer type	$883
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$883
Total out-of-scope noninterest income (a)	9
Total Asset Management Group noninterest income	$892

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

The PNC Financial Services Group, Inc. – Form 10-K  161

NOTE 24 SUBSEQUENT EVENTS

On January 23, 2019, the parent company issued $750 million of senior notes with a maturity date of January 23, 2024. Interest is payable semi-annually at a fixed rate of 3.50% per annum, on January 23 and July 23 of each year, beginning on July 23, 2019. On February 15, 2019, the parent company issued an additional $300 million of these notes bringing the aggregate outstanding principal amount of the series to $1.05 billion.

On January 31, 2019, we transferred our remaining 143,458 shares of BlackRock Series C Preferred Stock to BlackRock to satisfy our LTIP obligation. Upon transfer, Other assets and Other liabilities on our Consolidated Balance Sheet were each reduced by $45 million, representing the fair value of the shares transferred.  After this transfer, we no longer hold any shares of BlackRock Series C Preferred Stock and have satisfied our Series C Preferred Stock share delivery obligation in connection with the Share Surrender Agreement.
STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations
Interest income	$3,359	$3,223	$3,082	$2,918	$2,825	$2,795	$2,674	$2,520
Interest expense	878	757	669	557	480	450	416	360
Net interest income	2,481	2,466	2,413	2,361	2,345	2,345	2,258	2,160
Noninterest income	1,859	1,891	1,911	1,750	1,915	1,780	1,802	1,724
Total revenue	4,340	4,357	4,324	4,111	4,260	4,125	4,060	3,884
Provision for credit losses	148	88	80	92	125	130	98	88
Noninterest expense	2,577	2,608	2,584	2,527	3,061	2,456	2,479	2,402
Income before income taxes (benefit) and noncontrolling interests	1,615	1,661	1,660	1,492	1,074	1,539	1,483	1,394
Income taxes (benefit) (a)	264	261	304	253	(1,017)	413	386	320
Net income	1,351	1,400	1,356	1,239	2,091	1,126	1,097	1,074
Less: Net income attributable to noncontrolling interests	14	11	10	10	11	12	10	17
Preferred stock dividends and discount accretion and redemptions	56	64	56	64	57	64	57	84
Net income attributable to common shareholders	$1,281	$1,325	$1,290	$1,165	$2,023	$1,050	$1,030	$973
Per Common Share
Book value	$95.72	$93.22	$92.26	$91.39	$91.94	$89.05	$87.78	$86.14
Cash dividends declared (b)	$.95	$.95	$.75	$.75	$.75	$.75	$.55	$.55
Basic earnings from net income	$2.77	$2.84	$2.74	$2.45	$4.23	$2.18	$2.12	$1.99
Diluted earnings from net income	$2.75	$2.82	$2.72	$2.43	$4.18	$2.16	$2.10	$1.96

(a)	The fourth quarter 2017 results benefited from the new federal tax legislation primarily attributable to revaluation of deferred tax liabilities at the lower statutory rate.

(b)	On January 3, 2019, we declared a quarterly common stock cash dividend of $.95 per share payable on February 5, 2019.

162    The PNC Financial Services Group, Inc. – Form 10-K

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c)

	2018			2017			2016
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$27,156	$740	2.72%	$25,766	$662	2.57%	$25,442	$617	2.43%
Non-agency	2,196	146	6.65%	2,851	153	5.37%	3,613	175	4.84%
Commercial mortgage-backed	4,545	128	2.82%	5,193	156	3.00%	6,369	167	2.62%
Asset-backed	5,242	165	3.15%	5,681	147	2.59%	5,741	132	2.30%
U.S. Treasury and government agencies	16,319	373	2.29%	13,178	235	1.78%	10,590	155	1.46%
Other	4,064	142	3.49%	5,083	158	3.11%	5,064	152	3.00%
Total securities available for sale	59,522	1,694	2.85%	57,752	1,511	2.62%	56,819	1,398	2.46%
Securities held to maturity
Residential mortgage-backed	15,670	456	2.91%	13,049	364	2.79%	10,529	290	2.75%
Commercial mortgage-backed	767	29	3.78%	1,255	51	4.06%	1,693	62	3.66%
Asset-backed	192	7	3.65%	405	10	2.47%	677	14	2.07%
U.S. Treasury and government agencies	749	21	2.80%	591	18	3.05%	308	11	3.57%
Other	1,884	82	4.35%	2,005	105	5.24%	2,020	114	5.64%
Total securities held to maturity	19,262	595	3.09%	17,305	548	3.17%	15,227	491	3.22%
Total investment securities	78,784	2,289	2.91%	75,057	2,059	2.74%	72,046	1,889	2.62%
Loans
Commercial	113,837	4,606	4.05%	107,752	3,778	3.51%	100,319	3,141	3.13%
Commercial real estate	28,756	1,193	4.15%	29,487	1,054	3.57%	28,729	964	3.36%
Equipment lease financing	7,437	267	3.59%	7,618	248	3.26%	7,463	266	3.56%
Consumer	55,438	2,817	5.08%	56,262	2,585	4.59%	57,499	2,476	4.31%
Residential real estate	17,810	784	4.40%	16,152	725	4.49%	14,807	696	4.70%
Total loans	223,278	9,667	4.33%	217,271	8,390	3.86%	208,817	7,543	3.61%
Interest-earning deposits with banks	20,603	379	1.84%	24,043	267	1.11%	26,328	136.52%
Other interest-earning assets	8,093	362	4.47%	8,983	313	3.48%	7,843	279	3.56%
Total interest-earning assets/interest income	330,758	12,697	3.84%	325,354	11,029	3.39%	315,034	9,847	3.13%
Noninterest-earning assets	47,477			46,415			46,226
Total assets	$378,235			$371,769			$361,260
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$56,353	416.74%		$62,331	217.35%		$71,530	146.20%
Demand	60,599	190.31%		57,045	76.13%		52,701	40.08%
Savings	51,908	428.82%		42,749	197.46%		29,643	119.40%
Time deposits	17,501	195	1.11%	17,322	133.77%		18,890	125.66%
Total interest-bearing deposits	186,361	1,229.66%		179,447	623.35%		172,764	430.25%
Borrowed funds
Federal Home Loan Bank borrowings	20,970	478	2.28%	19,890	261	1.31%	18,385	155.84%
Bank notes and senior debt	27,855	818	2.94%	25,564	517	2.02%	21,906	352	1.61%
Subordinated debt	5,292	224	4.23%	6,273	222	3.54%	8,324	264	3.17%
Other	5,189	112	2.16%	5,162	83	1.61%	4,324	60	1.39%
Total borrowed funds	59,306	1,632	2.75%	56,889	1,083	1.90%	52,939	831	1.57%
Total interest-bearing liabilities/interest expense	245,667	2,861	1.16%	236,336	1,706.72%		225,703	1,261.56%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	76,303			78,634			78,085
Accrued expenses and other liabilities	9,440			10,518			11,083
Equity	46,825			46,281			46,389
Total liabilities and equity	$378,235			$371,769			$361,260
Interest rate spread			2.68%			2.67%			2.57%
Benefit from use of noninterest bearing sources			.29			.20			.16
Net interest income/margin		$9,836	2.97%		$9,323	2.87%		$8,586	2.73%

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

(b)	Loan fees for the years ended December 31, 2018, 2017 and 2016 were $139 million, $126 million and $137 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-K  163

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2018/2017			2017/2016
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$37	$41	$78	$8	$37	$45
Non-agency	$(39)	$32	(7)	$(40)	$18	(22)
Commercial mortgage-backed	$(18)	$(10)	(28)	$(33)	$22	(11)
Asset-backed	$(12)	$30	18	$(1)	$16	15
U.S. Treasury and government agencies	$63	$75	138	$42	$38	80
Other	$(34)	$18	(16)	$1	$5	6
Total securities available for sale	$48	$135	183	$23	$90	113
Securities held to maturity
Residential mortgage-backed	$75	$17	92	$70	$4	74
Commercial mortgage-backed	$(18)	$(4)	(22)	$(17)	$6	(11)
Asset-backed	$(7)	$4	(3)	$(7)	$3	(4)
U.S. Treasury and government agencies	$4	$(1)	3	$9	$(2)	7
Other	$(6)	$(17)	(23)	$(1)	$(8)	(9)
Total securities held to maturity	$61	$(14)	47	$65	$(8)	57
Total investment securities	$104	$126	230	$81	$89	170
Loans
Commercial	$224	$604	828	$242	$395	637
Commercial real estate	$(27)	$166	139	$26	$64	90
Equipment lease financing	$(6)	$25	19	$6	$(24)	(18)
Consumer	$(39)	$271	232	$(53)	$162	109
Residential real estate	$73	$(14)	59	$61	$(32)	29
Total loans	$237	$1,040	1,277	$312	$535	847
Interest-earning deposits with banks	$(42)	$154	112	$(13)	$144	131
Other interest-earning assets	$(33)	$82	49	$40	$(6)	34
Total interest-earning assets	$185	$1,483	$1,668	$334	$848	$1,182
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$(23)	$222	$199	$(21)	$92	$71
Demand	$5	$109	114	$4	$32	36
Savings	$49	$182	231	$58	$20	78
Time deposits	$1	$61	62	$(11)	$19	8
Total interest-bearing deposits	$25	$581	606	$17	$176	193
Borrowed funds
Federal Home Loan Bank borrowings	$15	$202	217	$14	$92	106
Bank notes and senior debt	$49	$252	301	$65	$100	165
Subordinated debt	$(38)	$40	2	$(70)	$28	(42)
Other		$29	29	$13	$10	23
Total borrowed funds	$48	$501	549	$66	$186	252
Total interest-bearing liabilities	$70	$1,085	1,155	$63	$382	445
Change in net interest income	$166	$347	$513	$287	$450	$737

(a)	Changes attributable to rate/volume are prorated into rate and volume components.

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

164    The PNC Financial Services Group, Inc. – Form 10-K

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

Year ended December 31 In millions
	2018	2017	2016	2015	2014
Net interest income (GAAP)	$9,721	$9,108	$8,391	$8,278	$8,525
Taxable-equivalent adjustments	115	215	195	196	189
Net interest income (Non-GAAP)	$9,836	$9,323	$8,586	$8,474	$8,714

(a)
The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. As a result of the Tax Cuts and Jobs Act, which was enacted into law during the fourth quarter of 2017, the statutory tax rate for corporations was lowered to 21% from 35%, effective January 1, 2018. Amounts for the 2014 through 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

RECONCILIATION OF FEE INCOME (NON-GAAP)

Year ended December 31 In millions	2018	2017	2016
Noninterest income
Asset management	$1,825	$1,942	$1,521
Consumer services	1,502	1,415	1,388
Corporate services	1,849	1,742	1,589
Residential mortgage	316	350	567
Service charges on deposits	714	695	667
Total fee income	6,206	6,144	5,732
Other	1,205	1,077	1,039
Total noninterest income	$7,411	$7,221	$6,771

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

December 31 Dollars in millions, except per share data	2018	2017	2016	2015	2014
Book value per common share	$95.72	$91.94	$85.94	$81.84	$77.61
Tangible book value per common share
Common shareholders’ equity	$43,742	$43,530	$41,723	$41,258	$40,605
Goodwill and other intangible assets	(9,467)	(9,498)	(9,376)	(9,482)	(9,595)
Deferred tax liabilities on Goodwill and other intangible assets	190	191	304	310	320
Tangible common shareholders’ equity	$34,465	$34,223	$32,651	$32,086	$31,330
Period-end common shares outstanding (in millions)	457	473	485	504	523
Tangible book value per common share (Non-GAAP) (a)	$75.42	$72.28	$67.26	$63.65	$59.88

(a)
We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

LOANS SUMMARY

December 31 – in millions	2018	2017	2016	2015	2014
Commercial lending
Commercial	$116,834	$110,527	$101,364	$98,608	$97,420
Commercial real estate	28,140	28,978	29,010	27,468	23,262
Equipment lease financing	7,308	7,934	7,581	7,468	7,686
Total commercial lending	152,282	147,439	137,955	133,544	128,368
Consumer lending
Home equity	26,123	28,364	29,949	32,133	34,677
Residential real estate	18,657	17,212	15,598	14,411	14,407
Automobile	14,419	12,880	12,380	11,157	11,616
Credit card	6,357	5,699	5,282	4,862	4,612
Education	3,822	4,454	5,159	5,881	6,626
Other consumer	4,585	4,410	4,510	4,708	4,511
Total consumer lending	73,963	73,019	72,878	73,152	76,449
Total loans	$226,245	$220,458	$210,833	$206,696	$204,817

The PNC Financial Services Group, Inc. – Form 10-K  165

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2018 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial	$33,884	$75,302	$7,648	$116,834
Commercial real estate	6,661	14,800	6,679	28,140
Total	$40,545	$90,102	$14,327	$144,974
Loans with:
Predetermined rate	$5,885	$13,930	$5,905	$25,720
Floating or adjustable rate	34,660	76,172	8,422	119,254
Total	$40,545	$90,102	$14,327	$144,974

At December 31, 2018, $17.2 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 – dollars in millions	2018	2017	2016	2015	2014
Nonperforming loans
Commercial	$346	$429	$496	$351	$290
Commercial real estate	75	123	143	187	334
Equipment lease financing	11	2	16	7	2
Total commercial lending	432	554	655	545	626
Consumer lending (a)
Home equity	797	818	914	977	1,112
Residential real estate	350	400	501	549	706
Automobile	100	76	55	35	39
Credit card	7	6	4	3	3
Other consumer	8	11	15	17	24
Total consumer lending	1,262	1,311	1,489	1,581	1,884
Total nonperforming loans (b)	1,694	1,865	2,144	2,126	2,510
OREO and foreclosed assets	114	170	230	299	370
Total nonperforming assets	$1,808	$2,035	$2,374	$2,425	$2,880
Nonperforming loans to total loans	.75%	.85%	1.02%	1.03%	1.23%
Nonperforming assets to total loans, OREO and foreclosed assets	.80%	.92%	1.12%	1.17%	1.40%
Nonperforming assets to total assets	.47%	.53%	.65%	.68%	.83%
Interest on nonperforming loans (c)
Computed on original terms	$123	$114	$111	$115	$125
Recognized prior to nonperforming status	$17	$19	$21	$22	$25
Troubled Debt Restructurings
Nonperforming	$863	$964	$1,112	$1,119	$1,370
Performing	$988	$1,097	$1,109	$1,232	$1,213
Past due loans
Accruing loans past due 90 days or more (d)	$629	$737	$782	$881	$1,105
As a percentage of total loans	.28%	.33%	.37%	.43%	.54%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more	$4	$3	$4	$4	$9
As a percentage of total loans held for sale	.40%	.11%	.16%	.29%	.40%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale, loans accounted for under the fair value option and purchased impaired loans.

(c)	Amounts are for the year ended.

(d)
Past due loan amounts include government insured or guaranteed consumer loans of $.5 billion, $.6 billion, $.7 billion, $.8 billion and $1.0 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

166    The PNC Financial Services Group, Inc. – Form 10-K

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 – dollars in millions	2018	2017	2016	2015	2014
Allowance for loan and lease losses – January 1	$2,611	$2,589	$2,727	$3,331	$3,609
Gross charge-offs
Commercial	(108)	(186)	(332)	(206)	(276)
Commercial real estate	(8)	(24)	(26)	(44)	(70)
Equipment lease financing	(8)	(11)	(5)	(5)	(14)
Home equity	(110)	(123)	(143)	(181)	(275)
Residential real estate	(6)	(9)	(14)	(24)	(40)
Credit card	(217)	(182)	(161)	(160)	(163)
Other consumer (a)	(307)	(251)	(205)	(185)	(183)
Total gross charge-offs	(764)	(786)	(886)	(805)	(1,021)
Recoveries
Commercial	67	81	117	170	207
Commercial real estate	24	28	51	66	84
Equipment lease financing	8	7	10	4	14
Home equity	98	91	84	93	78
Residential real estate	21	18	9	13	26
Credit card	24	21	19	21	21
Other consumer (a)	102	83	53	52	60
Total recoveries	344	329	343	419	490
Net (charge-offs)	(420)	(457)	(543)	(386)	(531)
Provision for credit losses	408	441	433	255	273
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	12	4	(40)	(2)	(17)
Other (b)	18	34	12	(471)	(3)
Allowance for loan and lease losses – December 31	$2,629	$2,611	$2,589	$2,727	$3,331
Allowance as a percentage of December 31:
Loans (b)	1.16%	1.18%	1.23%	1.32%	1.63%
Nonperforming loans	155%	140%	121%	128%	133%
As a percentage of average loans:
Net charge-offs	.19%	.21%	.26%	.19%	.27%
Provision for credit losses	.18%	.20%	.21%	.12%	.14%
Allowance for loan and lease losses (b)	1.18%	1.20%	1.24%	1.33%	1.67%
Allowance as a multiple of net charge-offs	6.26x	5.71x	4.77x	7.06x	6.27x

(a)	Includes automobile, education and other consumer.

(b)
Includes $468 million in write-offs of purchased impaired loans in 2015 due to the change in derecognition policy effective December 31, 2016 for certain consumer purchased impaired loans. See Note 1 Accounting Policies in our 2015 Form 10-K for additional information.

The following table presents the assignment of the allowance for loan and lease losses and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2018		2017		2016		2015		2014
December 31 dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial	$1,350	51.6%	$1,302	50.1%	$1,179	48.1%	$1,286	47.7%	$1,209	47.6%
Commercial real estate	271	12.4	244	13.1	320	13.8	281	13.3	318	11.4
Equipment lease financing	42	3.2	36	3.6	35	3.6	38	3.6	44	3.7
Home equity	204	11.6	284	12.9	357	14.2	484	15.5	872	16.9
Residential real estate	297	8.3	300	7.8	332	7.4	307	7.0	561	7.0
Credit card	239	2.8	220	2.6	181	2.5	167	2.4	173	2.3
Other consumer (a)	226	10.1	225	9.9	185	10.4	164	10.5	154	11.1
Total	$2,629	100.0%	$2,611	100.0%	$2,589	100.0%	$2,727	100.0%	$3,331	100.0%
(a) Includes automobile, education and other consumer.

The PNC Financial Services Group, Inc. – Form 10-K  167

TIME DEPOSITS
The aggregate amount of time deposits with a denomination of $100,000 or more was $10.2 billion at December 31, 2018 and $8.5 billion at December 31, 2017. Time deposits of $100,000 or more included time deposits in foreign offices of $3.8 billion at December 31, 2018. Domestic time deposits of $100,000 or more were $6.4 billion at December 31, 2018 with the following maturities:

December 31, 2018 - in billions	Domestic Time Deposits
Three months or less	$1.2
Over three through six months	.8
Over six through twelve months	1.8
Over twelve months	2.6
Total	$6.4

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

	Transitional Basel III			Fully Phased-In Basel III (Non-GAAP) (estimated) (a) (b)
Dollars in millions	December 31 2016	December 31 2015	December 31 2014	December 31 2016	December 31 2015	December 31 2014
Common stock, related surplus and retained earnings, net of treasury stock	$41,987	$41,128	$40,103	$41,987	$41,128	$40,103
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(8,974)	(8,972)	(8,939)	(9,073)	(9,172)	(9,276)
Basel III total threshold deductions	(762)	(470)	(212)	(1,469)	(1,294)	(1,081)
Accumulated other comprehensive income (c)	(238)	(81)	40	(396)	(201)	201
All other adjustments	(214)	(112)	(63)	(221)	(182)	(121)
Basel III Common equity Tier 1 capital	$31,799	$31,493	$30,929	$30,828	$30,279	$29,826
Basel III standardized approach risk-weighted assets (d)	$300,533	$295,905	$284,018	$308,517	$303,707	$298,786
Basel III advanced approaches risk-weighted assets (e)	N/A	N/A	N/A	$277,896	$264,931	$285,870
Basel III Common equity Tier 1 capital ratio	10.6%	10.6%	10.9%	10.0%	10.0%	10.0%
Risk weight and associated rules utilized	Standardized (with 2016 transition adjustments)	Standardized (with 2015 transition adjustments)	Standardized (with 2014 transition adjustments)	Standardized

(a)
We utilize the pro forma fully phased-in Basel III capital ratios to assess our capital position (without the benefit of phase-ins), as these ratios represent the regulatory capital standards that may ultimately be applicable to us under the final Basel III rules.

(b)
Basel III capital ratios and estimates may be impacted by additional regulatory guidance or analysis, and, in the case of those ratios calculated using the advanced approaches, may be subject to variability based on the ongoing evolution, validation and regulatory approval of our models that are integral to the calculation of advanced approaches risk-weighted assets.

(c)
Represents net adjustments related to accumulated other comprehensive income for securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans.

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
None.

168    The PNC Financial Services Group, Inc. – Form 10-K

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
We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2018.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2018 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2018. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2018, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2018, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the captions “Executive Officers of the Registrant.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our Code of Business Conduct and Ethics” and "Director and Executive Officer Relationships - Code of Business Conduct and Ethics" in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The PNC Financial Services Group, Inc. – Form 10-K  169

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees –Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and "CEO Pay Ratio" in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2018 is included in the table which follows. Additional information regarding these plans is included in Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.
Equity Compensation Plan Information
At December 31, 2018

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	5,350,388	(2)	$58.61	34,295,085	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	5,350,388		$58.61	34,295,085
(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.
(2) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 2,212,878 are stock-payable restricted stock units (at a maximum share award level), 219,911 are performance share units (at maximum share award level), 20,000 are deferred stock units (at a maximum share award level), and 108,176 are incentive performance unit awards (at a maximum share award level). Also included in this total are the following amounts that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 961,200 are stock options, 1,639,638 are stock-payable restricted stock units (at a maximum award level), and 188,585 are incentive performance unit awards (at a maximum share award level).
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
(3) – Includes 936,618 shares available for issuance under the Employee Stock Purchase Plan, of which 87,597 shares are subject to purchase during the purchase period ending December 31, 2018. The amount available for awards under the 2016 Incentive Plan is 33,358,467.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships –Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference.

170    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm (Item 2) – Audit, audit-related and permitted non-audit fees and – Procedures for pre-approving audit services, audit-related services and permitted non-audit services” in our Proxy Statement to be filed for the 2019 annual meeting of shareholders and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.
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

The PNC Financial Services Group, Inc. – Form 10-K  171

4.3
Deposit Agreement, dated April 24, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series P preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

4.4
Deposit Agreement, dated September 21, 2012, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series Q preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

4.5
Deposit Agreement, dated May 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series R preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

4.6
Deposit Agreement, dated November 1, 2016, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series S preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

4.7	Form of PNC Bank, National Association Subordinated Fixed Rate Global Bank Note issued prior to January 16, 2014	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s 3rd Quarter 2004 Form 10-Q

4.8.1
Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K)

4.8.2
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

4.8.3
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

4.9	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.9.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.10	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.9.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2008 Form 10-K*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s 2013 Form 10-K*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2009 Form 10-K*

172    The PNC Financial Services Group, Inc. – Form 10-K

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2.4 of the Corporation’s 2013 Form 10-K*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s 2013 Form 10-K*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s 2nd Quarter 2009 Form 10-Q*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K)*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s 2013 Form 10-K*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2017	Incorporated herein by reference to Exhibit 10.7 of the Corporation’s Form 10-K for the year ended December 31, 2016 (2016 Form 10-K)*

10.6.2	Amendment 2018-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2017	Filed herewith*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.8.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

10.9	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (3rd Quarter 2014 10-Q)*

10.10	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s 2016 Form 10-K*

The PNC Financial Services Group, Inc. – Form 10-K  173

10.11	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Form 10-K for the year ended December 31, 2017*

10.12	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.13	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2019	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.15	2009 forms of employee stock option, restricted stock and restricted share unit agreements
Incorporated by reference to the employee stock option, restricted stock and restricted share unit agreements portions of Exhibit 10.61 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009*

10.16	2010 forms of employee stock option, restricted stock, and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.48 of the Corporation’s 2009 Form 10-K*

10.17	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.18	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.19	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.20	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.21	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

10.22	Additional 2013 and 2014 forms of employee restricted share unit and performance unit agreements	Incorporated by reference to Exhibit 10.36 of the Corporation’s 2013 Form 10-K*

10.23	Additional 2014 Forms of Employee Performance Unit and Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014*

10.24	Additional 2014 Forms of Employee Restricted Share Unit Agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 3rd Quarter 2014 10-Q*

10.25	2015 Forms of Performance Restricted Share Unit Award Agreements	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s 2nd Quarter 2015 Form 10-Q*

10.26	2016 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (3rd Quarter 2016 Form 10-Q)*

10.27	2016 Form of Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.53 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.28	2016 Form of Senior Leader Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.54 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.29	2016 Form of ALM Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.55 of the Corporation’s 3rd Quarter 2016 Form 10-Q*

10.30	2017 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (2nd Quarter 2017 Form 10-Q)*

174    The PNC Financial Services Group, Inc. – Form 10-K

10.31	2017 Form of Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.57 of the Corporation’s 2nd Quarter 2017 Form 10-Q*

10.32	2017 Form of Performance Restricted Share Units Award Agreement - Senior Leaders Program (Section 16 Executives)	Incorporated herein by reference to Exhibit 10.58 of the Corporation’s 2nd Quarter 2017 Form 10-Q*

10.33	2017 Form of Cash-Payable Incentive Performance Units Award Agreement	Incorporated herein by reference to Exhibit 10.59 of the Corporation’s 2nd Quarter 2017 Form 10-Q*

10.34	2018 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (2nd Quarter 2018 Form 10-Q)*

10.35	2018 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 2nd Quarter 2018 Form 10-Q*

10.36	2018 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s 2nd Quarter 2018 Form 10-Q*

10.37	Form of Time-Sharing Agreement between the Corporation and certain executives	Incorporated by reference to Exhibit 10.49 of the Corporation’s Current Report on Form 8-K filed April 4, 2014*

10.38	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.39.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.39.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K*

10.40.1	Share Surrender Agreement, dated October 10, 2002, among Old BlackRock, PNC Asset Management, Inc., and the Corporation
Incorporated herein by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q of BlackRock Holdco 2, Inc. (Commission File No. 001-15305) (referred to herein as Old BlackRock) for the quarter ended September 30, 2002 (Old BlackRock 3rd Quarter 2002 Form 10-Q)

10.40.2	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement among Old BlackRock, PNC Bancorp, Inc. and the Corporation	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Old BlackRock (Commission File No. 001-15305) filed February 22, 2006 (Old BlackRock February 22, 2006 Form 8-K)

10.40.3	Second Amendment to Share Surrender Agreement made and entered into as of June 11, 2007 by and between the Corporation, BlackRock, Inc., and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Current Report on Form 8-K filed June 14, 2007

10.40.4	Third Amendment to Share Surrender Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

10.40.5	Fourth Amendment to Share Surrender Agreement, dated as of August 7, 2012, among BlackRock, Inc., the Corporation and PNC Bancorp, Inc.	Incorporated herein by reference to Exhibit 10.1 of BlackRock, Inc.’s Form 10-Q for the quarter ended June 30, 2012

10.41.1	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed February 27, 2009

The PNC Financial Services Group, Inc. – Form 10-K  175

10.41.2	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.2 of BlackRock, Inc.’s Current Report on Form 8-K filed June 17, 2009

10.42	Exchange Agreement dated as of May 21, 2012 by and among PNC Bancorp, Inc., the Corporation and BlackRock, Inc.	Incorporated herein by reference to Exhibit 10.3 of BlackRock, Inc.’s Current Report on Form 8-K filed May 23, 2012

10.43.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.43.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.43.3
Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s 2nd Quarter 2016 Form 10-Q

10.44	Stock Purchase Agreement, dated as of February 1, 2010, by and between the Corporation and The Bank of New York Mellon Corporation	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed February 3, 2010

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2018 and 2017 and for each of the three years ended December 31, 2018	Filed herewith

101	Interactive Data File (XBRL)	Filed herewith

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
You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov. The Exhibits are also available as part of this Form 10-K on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits without charge via e-mail to investor.relations@pnc.com. The Interactive Data File (XBRL) exhibit is only available electronically.

176    The PNC Financial Services Group, Inc. – Form 10-K

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on March 1, 2019.

Signature	Capacities

/s/ William S. Demchak	Chairman, President, Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Charles E. Bunch; Debra A. Cafaro; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Richard B. Kelson; Linda R. Medler, Martin Pfinsgraff; Donald J. Shepard; Toni Townes-Whitley; Michael J. Ward
Directors

*By:	/s/ Alicia Powell
Alicia Powell, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – Form 10-K  177