Form 10-Q
period 2019-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2019-05-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-09718
The PNC Financial Services Group, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________

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
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $5.00	PNC	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of Fixed-to- Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P	PNC P	New York Stock Exchange
Depositary Shares Each Representing a 1/4,000 Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q	PNC Q	New York Stock Exchange
As of April 19, 2019, there were 451,437,916 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2019 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2019 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2019 Form 10-Q (continued)

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2018 Annual Report on Form 10-K (2018 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2018 Form 10-K; Item 1A Risk Factors included in our 2018 Form 10-K; and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2018 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2018 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2019	2018
Financial Results (a)
Revenue
Net interest income	$2,475	$2,361
Noninterest income	1,811	1,750
Total revenue	4,286	4,111
Provision for credit losses	189	92
Noninterest expense	2,578	2,527
Income before income taxes and noncontrolling interests	$1,519	$1,492
Net income	$1,271	$1,239
Less:
Net income attributable to noncontrolling interests	10	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	1,197	1,165
Less:
Dividends and undistributed earnings allocated to participating securities	5	5
Impact of BlackRock earnings per share dilution	3	2
Net income attributable to diluted common shares	$1,189	$1,158
Diluted earnings per common share	$2.61	$2.43
Cash dividends declared per common share	$.95	$.75
Effective tax rate (b)	16.3%	17.0%
Performance Ratios
Net interest margin (c)	2.98%	2.91%
Noninterest income to total revenue	42%	43%
Efficiency	60%	61%
Return on:
Average common shareholders’ equity	11.13%	11.04%
Average assets	1.34%	1.34%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

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

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2019	December 31 2018	March 31 2018
Balance Sheet Data (dollars in millions, except per share data)
Assets	$392,837	$382,315	$379,161
Loans	$232,293	$226,245	$221,614
Allowance for loan and lease losses	$2,692	$2,629	$2,604
Interest-earning deposits with banks (b)	$15,261	$10,893	$28,821
Investment securities	$83,869	$82,701	$74,562
Loans held for sale	$686	$994	$965
Equity investments (c)	$12,567	$12,894	$12,008
Mortgage servicing rights	$1,812	$1,983	$1,979
Goodwill	$9,218	$9,218	$9,218
Other assets	$34,761	$34,408	$27,949
Noninterest-bearing deposits	$71,606	$73,960	$78,303
Interest-bearing deposits	$199,615	$193,879	$186,401
Total deposits	$271,221	$267,839	$264,704
Borrowed funds	$59,860	$57,419	$58,039
Total shareholders’ equity	$48,536	$47,728	$46,969
Common shareholders’ equity	$44,546	$43,742	$42,983
Accumulated other comprehensive income (loss)	$(5)	$(725)	$(699)
Book value per common share	$98.47	$95.72	$91.39
Period-end common shares outstanding (in millions)	452	457	470
Loans to deposits	86%	84%	84%
Common shareholders’ equity to total assets	11.3%	11.4%	11.3%
Client Assets (in billions)
Discretionary client assets under management	$158	$148	$148
Nondiscretionary client assets under administration	130	124	129
Total client assets under administration	288	272	277
Brokerage account client assets	51	47	49
Total client assets	$339	$319	$326
Basel III Capital Ratios (d)
Common equity Tier 1	9.8%	9.6%	9.6%
Tier 1 risk-based	10.9%	10.8%	10.8%
Total capital risk-based (e)	13.0%	13.0%	12.8%
Leverage	9.6%	9.4%	9.4%
Supplementary leverage	8.0%	7.8%	7.9%
Asset Quality
Nonperforming loans to total loans	.71%	.75%	.83%
Nonperforming assets to total loans, OREO and foreclosed assets	.77%	.80%	.90%
Nonperforming assets to total assets	.45%	.47%	.53%
Net charge-offs to average loans (for the three months ended) (annualized)	.24%	.19%	.21%
Allowance for loan and lease losses to total loans	1.16%	1.16%	1.18%
Allowance for loan and lease losses to total nonperforming loans	163%	155%	141%
Accruing loans past due 90 days or more (in millions)	$590	$629	$628

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $15.0 billion, $10.5 billion and $28.6 billion as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(c)	Amounts include our equity interest in BlackRock.

(d)
All ratios are calculated based on the standardized approach. See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2018 Form 10-K.

(e)
The 2019 and 2018 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $60 million and $80 million, respectively, that are subject to a phase-out period that runs through 2021.

2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY
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

Our capital priorities are to support client growth and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework, and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2018 Form 10-K.

Income Statement Highlights
Net income for the first quarter of 2019 increased 3% to $1.3 billion, or $2.61 per diluted common share, compared to $1.2 billion, or $2.43 per diluted common share, for the first quarter of 2018.

•	Total revenue increased $175 million, or 4%, to $4.3 billion.

•	Net interest income increased $114 million, or 5%, to $2.5 billion.

•	Net interest margin increased to 2.98% compared to 2.91% for the first quarter of 2018.

•	Noninterest income increased $61 million, or 3%, to $1.8 billion.

•	Provision for credit losses was $189 million compared to $92 million for the first quarter of 2018.

•	Noninterest expense increased $51 million, or 2%, to $2.6 billion.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2019 and December 31, 2018. In comparison to December 31, 2018:

•	Total assets increased $10.5 billion to $392.8 billion.

•	Total loans increased $6.0 billion, or 3%, to $232.3 billion.

•	Total commercial lending grew $6.1 billion, or 4%.

•	Total consumer lending decreased $.1 billion.

•	Investment securities increased $1.2 billion, or 1%, to $83.9 billion.

•	Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $4.4 billion, or 40%, to $15.3 billion.

•	Total deposits increased $3.4 billion, or 1%, to $271.2 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights
Overall credit quality remained strong.

•	At March 31, 2019 compared to December 31, 2018:

•	Nonperforming assets decreased $23 million, or 1%.

•	Overall loan delinquencies decreased $49 million, or 3%, to $1.4 billion.

•	Net charge-offs were $136 million in the first quarter of 2019 compared to $113 million for the first quarter of 2018.

•	The allowance for loan and lease losses to total loans of 1.16% at March 31, 2019 was unchanged compared to December 31, 2018.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•	The Basel III common equity Tier 1 capital ratio was 9.8% at March 31, 2019, compared with 9.6% at December 31, 2018.

•	In the first quarter of 2019, we returned $1.2 billion of capital to shareholders through repurchases of 5.9 million common shares for $725 million and dividends on common shares of $438 million.

•	Common shareholders' equity increased to $44.5 billion at March 31, 2019 compared to $43.7 billion at December 31, 2018.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2019 liquidity and capital actions as well as our capital ratios.

Our ability to take certain capital actions, including plans to pay or increase common stock dividends or to repurchase shares under current or future programs, is subject to the results of the supervisory assessment of capital adequacy undertaken by the Board of Governors of the Federal Reserve System (Federal Reserve) as part of the Comprehensive Capital Analysis and Review (CCAR) process. For additional information, see the Supervision and Regulation section in Item 1 Business of our 2018 Form 10-K.

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

•	U.S. economic growth has accelerated over the past two years to above its long-run trend.

•	Growth is expected to rebound in the second quarter following a soft first quarter 2019, and slow over the remaining course of 2019 and into 2020.

•	Further gradual improvement in the labor market will occur this year, including job gains and rising wages, which would be a positive indicator for consumer spending.

•	Trade restrictions and geopolitical concerns are downside risks to the forecast.

•	Inflation has slowed in early 2019, to below the Federal Open Market Committee's (FOMC) 2% objective, but is expected to rise in the second half of the year.

•	Our baseline forecast is for no change to the federal funds rate in 2019 and 2020, with the rate staying in its current range of 2.25% to 2.50%.

For the second quarter of 2019 compared to the first quarter of 2019, we expect:

•	Average loan growth to be up approximately 1%;

•	Net interest income to increase by low-single digits, on a percentage basis;

•
Fee income to increase by mid-single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	The quarterly run rate of other noninterest income to be in the range of $275 million to $325 million, excluding net securities gains (losses) and Visa activity;

•	Provision for credit losses to be between $125 million and $200 million; and

•	Noninterest expense to increase by low-single digits, on a percentage basis.

For full year 2019 compared to full year 2018, we expect:

•	Average loan growth to be between 3% and 4%;

•	Revenue growth on the higher end of low-single digits, on a percentage basis;

•	Noninterest expense to increase on the lower end of low-single digits, on a percentage basis;

•	The effective tax rate to be approximately 17%; and

•	To generate positive operating leverage.

4    The PNC Financial Services Group, Inc. – Form 10-Q

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2018 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first quarter of 2019 was $1.3 billion, or $2.61 per diluted common share, an increase of 3% compared to $1.2 billion, or $2.43 per diluted common share, for the first quarter of 2018. The increase was driven by a 4% increase in revenue, partially offset by a higher provision for credit losses and a 2% increase in noninterest expense. Higher revenue in the comparison reflected a 5% increase in net interest income and a 3% increase in noninterest income.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2019			2018
Three months ended March 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$82,318	3.05%	$627	$74,656	2.78%	$519
Loans	228,545	4.61%	2,622	221,104	4.09%	2,250
Interest-earning deposits with banks	15,017	2.43%	91	25,667	1.52%	98
Other	11,068	4.14%	115	7,904	4.11%	80
Total interest-earning assets/interest income	$336,948	4.11%	3,455	$329,331	3.59%	2,947
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$195,816.98%		472	$183,438.47%		213
Borrowed funds	59,783	3.21%	481	59,638	2.31%	344
Total interest-bearing liabilities/interest expense	$255,599	1.50%	953	$243,076.91%		557
Net interest margin/income (Non-GAAP)		2.98%	2,502		2.91%	2,390
Taxable-equivalent adjustments			(27)			(29)
Net interest income (GAAP)			$2,475			$2,361

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

Net interest income increased by $114 million, or 5%, in the first quarter of 2019 compared with the first quarter of 2018. This increase reflected higher loan and securities yields and balances, partially offset by higher deposit and borrowing costs and balances. Net interest margin increased 7 basis points reflecting the impact of higher interest rates.

Average investment securities increased $7.7 billion, or 10%, driven by net purchase activity of agency residential mortgage-backed securities of $4.4 billion and U.S. Treasury and government agency securities of $3.9 billion.

Average investment securities increased to 24% of average interest-earning assets for the first quarter of 2019 compared to 23% for the first quarter of 2018.

Average loans grew $7.4 billion, or 3%, reflecting an increase in average commercial lending of $6.5 billion, or 4%, driven by growth in the Corporate Banking and Business Credit businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $.9 billion, or 1%. Growth in residential real estate, automobile and credit card was partially offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, runoff of brokered home equity and government guaranteed education loans contributed to the

The PNC Financial Services Group, Inc. – Form 10-Q    5

declines. Average loans represented 68% of average interest-earning assets for the first quarter of 2019 compared to 67% for the first quarter of 2018.

Average interest-earning deposits with banks decreased $10.7 billion, or 41%, reflecting lower average balances held with the Federal Reserve Bank as investment of liquidity continued.

Average interest-bearing deposits grew $12.4 billion, or 7%, reflecting overall deposit and customer growth. Additionally, the increase reflects a shift of commercial deposits to interest-bearing from noninterest-bearing deposits, which declined $5.8 billion to $71.4 billion, as deposit rates have risen. In total, average interest-bearing deposits increased to 77% of average interest-bearing liabilities compared to 75% for the first quarter of 2018.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended March 31
			Change
Dollars in millions	2019	2018	$	%
Noninterest income
Asset management	$437	$455	$(18)	(4)%
Consumer services	371	357	14	4%
Corporate services	462	429	33	8%
Residential mortgage	65	97	(32)	(33)%
Service charges on deposits	168	167	1	1%
Other	308	245	63	26%
Total noninterest income	$1,811	$1,750	$61	3%

Noninterest income as a percentage of total revenue was 42% for the first quarter of 2019 compared to 43% for the same period in 2018.

Asset management revenue declined due to changes in the mix of assets under management and lower earnings from our equity investment in BlackRock. PNC's discretionary client assets under management increased to $158 billion at March 31, 2019 compared to $148 billion at March 31, 2018.

Growth in consumer service fees resulted from increases in debit card, credit card, net of rewards, and brokerage fees reflecting continued momentum in customer activity in both transaction trends and customer growth.

Higher corporate services revenue was primarily driven by growth in merger and acquisition advisory fees of $15 million and treasury management product revenue of $14 million.

Residential mortgage revenue decreased as a result of a negative adjustment for residential mortgage servicing rights valuation, net of economic hedge, compared with a benefit in first quarter 2018, and lower loan sales revenue.

The increase in other noninterest income was largely attributable to higher gains on asset sales and higher revenue from private equity investments, partially offset by negative derivative fair value adjustments related to Visa Class B common shares of $31 million in the first quarter of 2019 compared to $2 million in the first quarter of 2018.

Provision For Credit Losses
The provision for credit losses increased $97 million to $189 million in the first quarter of 2019 compared to $92 million in the first quarter of 2018 reflecting loan growth, including new loans and increased utilization, and reserve increases in the auto loan portfolio.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended March 31
			Change
Dollars in millions	2019	2018	$	%
Noninterest expense
Personnel	$1,414	$1,354	$60	4%
Occupancy	215	218	(3)	(1)%
Equipment	273	273	—	—
Marketing	65	55	10	18%
Other	611	627	(16)	(3)%
Total noninterest expense	$2,578	$2,527	$51	2%

Noninterest expense increased in the comparison as investments in support of business growth were reflected in higher personnel and marketing expense, which included costs for PNC's national retail digital strategy. These increases were offset in part by a decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance as a result of the elimination of the surcharge assessment.

PNC continued to focus on disciplined expense management, and for full-year 2019 we have a goal of $300 million in cost savings through our continuous improvement program, which we expect will help fund a portion of our strategic investments.

Effective Income Tax Rate

The effective income tax rate was 16.3% in the first quarter of 2019 compared to 17.0% in the first quarter of 2018.
CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2019	2018	$	%
Assets
Interest-earning deposits with banks	$15,261	$10,893	$4,368	40%
Loans held for sale	686	994	(308)	(31)%
Investment securities	83,869	82,701	1,168	1%
Loans	232,293	226,245	6,048	3%
Allowance for loan and lease losses	(2,692)	(2,629)	(63)	(2)%
Mortgage servicing rights	1,812	1,983	(171)	(9)%
Goodwill	9,218	9,218	—	—
Other, net	52,390	52,910	(520)	(1)%
Total assets	$392,837	$382,315	$10,522	3%
Liabilities
Deposits	$271,221	$267,839	$3,382	1%
Borrowed funds	59,860	57,419	2,441	4%
Other	13,181	9,287	3,894	42%
Total liabilities	344,262	334,545	9,717	3%
Equity
Total shareholders’ equity	48,536	47,728	808	2%
Noncontrolling interests	39	42	(3)	(7)%
Total equity	48,575	47,770	805	2%
Total liabilities and equity	$392,837	$382,315	$10,522	3%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part 1, Item 1 of this Report.

Our balance sheet was strong and well positioned at both March 31, 2019 and December 31, 2018.

•	Total assets increased driven by loan growth, higher interest-earning deposits with banks and higher investment securities;

•	Total liabilities increased due to deposit growth, higher federal funds purchased and timing of securities purchases;

•	Total equity increased as higher retained earnings driven by net income and higher accumulated other comprehensive income (AOCI) was partially offset by share repurchases.

The PNC Financial Services Group, Inc. – Form 10-Q    7

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2018 Form 10-K.
Loans
Table 6: Loans

	March 31	December 31	Change
Dollars in millions	2019	2018	$	%
Commercial lending
Commercial	$122,993	$116,834	$6,159	5%
Commercial real estate	28,101	28,140	(39)	—
Equipment lease financing	7,348	7,308	40	1%
Total commercial lending	158,442	152,282	6,160	4%
Consumer lending
Home equity	25,500	26,123	(623)	(2)%
Residential real estate	19,107	18,657	450	2%
Automobile	14,707	14,419	288	2%
Credit card	6,267	6,357	(90)	(1)%
Education	3,707	3,822	(115)	(3)%
Other consumer	4,563	4,585	(22)	—
Total consumer lending	73,851	73,963	(112)	—
Total loans	$232,293	$226,245	$6,048	3%

Commercial loans increased reflecting broad-based growth across our Corporate Banking, Business Credit and Real Estate businesses within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loans increased primarily driven by asset-backed finance securitizations as well as increased lending to large and midsize corporate clients. In Business Credit, commercial loans increased driven by new originations and higher utilization. In the Real Estate business, increased multifamily agency warehouse lending also contributed to the growth in commercial loans.

For commercial loans by industry and commercial real estate loans by geography, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances decreased as lower home equity loans, education loans, and credit card balances were partially offset by growth in residential real estate and automobile loans.

Home equity loans declined as paydowns and payoffs exceeded new originated volume and brokered home equity loans continued to runoff. Education loans declined primarily due to runoff of the guaranteed education loan portfolio. Credit card balances declined due to seasonally lower consumer spending.

Residential real estate loans increased primarily from originations of nonconforming loans, which are loans that do not meet government agency standards as a result of exceeding agency conforming loan limits. The growth in automobile loans was due to higher indirect auto loans as a result of continued new loan growth and expansion into franchised dealers in new markets.

For information on home equity and residential real estate loans, including by geography, and automobile loans, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

See the Credit Risk Management portion of the Risk Management section of this Financial Review, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report, and Note 1 Accounting Policies in our 2018 Form 10-K for additional information regarding our loan portfolio.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Investment Securities

Investment securities of $83.9 billion at March 31, 2019 increased $1.2 billion, or 1%, compared to December 31, 2018, driven by net purchases of U.S. Treasury and government agency securities of $.9 billion and asset-backed securities of $.6 billion, partially offset by a decline of other securities of $.5 billion.

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
Table 7: Investment Securities

	March 31, 2019		December 31, 2018		Ratings (a) as of March 31, 2019
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$19,621	$19,778	$18,862	$18,863	100%
Agency residential mortgage-backed	44,866	44,750	45,153	44,407	100%
Non-agency residential mortgage-backed	1,983	2,278	2,076	2,365	13%	2%	2%	48%	35%
Agency commercial mortgage-backed	2,705	2,681	2,773	2,720	100%
Non-agency commercial mortgage-backed (b)	3,304	3,308	3,177	3,145	88%	5%			7%
Asset-backed (c)	5,682	5,739	5,115	5,155	88%	3%	3%	5%	1%
Other (d)	5,181	5,325	5,670	5,753	72%	15%	9%	1%	3%
Total investment securities (e)	$83,342	$83,859	$82,826	$82,408	95%	1%	1%	2%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 7 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the current regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

The duration of investment securities was 3.1 years at March 31, 2019. We estimate that at March 31, 2019 the effective duration of investment securities was 3.3 years for an immediate 50 basis points parallel increase in interest rates and 2.9 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.9 years at March 31, 2019 compared to 5.3 years at December 31, 2018.

Table 8: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2019	Years
Agency residential mortgage-backed	5.6
Non-agency residential mortgage-backed	6.2
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	2.7
Asset-backed	2.1

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q    9

Funding Sources
Table 9: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2019	2018	$	%
Deposits
Noninterest-bearing	$71,606	$73,960	$(2,354)	(3)%
Interest-bearing
Money market	53,037	53,368	(331)	(1)%
Demand	65,643	65,211	432	1%
Savings	61,315	56,793	4,522	8%
Time deposits	19,620	18,507	1,113	6%
Total interest-bearing deposits	199,615	193,879	5,736	3%
Total deposits	271,221	267,839	3,382	1%
Borrowed funds
Federal Home Loan Bank (FHLB) borrowings	20,501	21,501	(1,000)	(5)%
Bank notes and senior debt	25,598	25,018	580	2%
Subordinated debt	5,977	5,895	82	1%
Other	7,784	5,005	2,779	56%
Total borrowed funds	59,860	57,419	2,441	4%
Total funding sources	$331,081	$325,258	$5,823	2%

Total deposits increased as growth in interest-bearing deposits was partially offset by a decrease in noninterest-bearing deposits. The increase in interest-bearing deposits reflected consumer deposit growth, including from the national retail digital strategy. Noninterest-bearing deposits decreased due to seasonal declines in commercial deposits as well as a shift of commercial deposits to interest-bearing.

Borrowed funds increased due to higher federal funds purchased, included in other borrowed funds, and bank notes and senior debt, which were partially offset by decreases in FHLB borrowings. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2019 liquidity and capital activities.

Shareholders’ Equity
Total shareholders’ equity was $48.5 billion at March 31, 2019, an increase of $.8 billion compared to December 31, 2018. The increase resulted from net income of $1.3 billion and higher AOCI of $.7 billion related to net unrealized securities gains, partially offset by common share repurchases of $725 million and common and preferred dividends of $438 million.

Common shares outstanding were 452 million and 457 million at March 31, 2019 and December 31, 2018, respectively, as repurchases of 5.9 million shares during the period were partially offset by stock-based compensation activity.
BUSINESS SEGMENTS REVIEW

We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

Business segment results and a description of each business are included in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements in this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 71 in Note 14 Segment Reporting in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

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

Table 10: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$1,349	$1,218	$131	11%
Noninterest income	595	635	(40)	(6)%
Total revenue	1,944	1,853	91	5%
Provision for credit losses	128	69	59	86%
Noninterest expense	1,468	1,456	12	1%
Pretax earnings	348	328	20	6%
Income taxes	84	79	5	6%
Earnings	$264	$249	$15	6%
Average Balance Sheet
Loans held for sale	$441	$652	$(211)	(32)%
Loans
Consumer
Home equity	$22,990	$24,608	$(1,618)	(7)%
Automobile	14,608	13,105	1,503	11%
Education	3,816	4,409	(593)	(13)%
Credit cards	6,204	5,619	585	10%
Other	2,068	1,765	303	17%
Total consumer	49,686	49,506	180	—
Commercial and commercial real estate	10,461	10,527	(66)	(1)%
Residential mortgage	15,034	13,420	1,614	12%
Total loans	$75,181	$73,453	$1,728	2%
Total assets	$91,255	$88,734	$2,521	3%
Deposits
Noninterest-bearing demand	$30,389	$29,779	$610	2%
Interest-bearing demand	42,477	41,939	538	1%
Money market	26,773	32,330	(5,557)	(17)%
Savings	53,100	43,838	9,262	21%
Certificates of deposit	12,381	12,082	299	2%
Total deposits	$165,120	$159,968	$5,152	3%
Performance Ratios
Return on average assets	1.17%	1.14%
Noninterest income to total revenue	31%	34%
Efficiency	76%	79%

The PNC Financial Services Group, Inc. – Form 10-Q    11

Three months ended March 31			Change
Dollars in millions, except as noted	2019	2018	$	%
Supplemental Noninterest Income Information
Consumer services	$277	$266	$11	4%
Brokerage	$89	$86	$3	3%
Residential mortgage	$65	$97	$(32)	(33)%
Service charges on deposits	$162	$160	$2	1%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$123	$125	$(2)	(2)%
Serviced portfolio acquisitions	$1	$1	—	—
MSR asset value (b)	$1.1	$1.3	$(.2)	(15)%
MSR capitalization value (in basis points) (b)	92	101	(9)	(9)%
Servicing income: (in millions)
Servicing fees, net (c)	$53	$51	$2	4%
Mortgage servicing rights valuation, net of economic hedge	$(9)	$9	$(18)	(200)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.7	$1.7	—	—
Loan sale margin percentage	2.35%	2.83%
Percentage of originations represented by:
Purchase volume (d)	56%	56%
Refinance volume	44%	44%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	57%	54%
Digital consumer customers (f)	68%	64%
Credit-related statistics
Nonperforming assets (g)	$1,109	$1,131	$(22)	(2)%
Net charge-offs	$132	$100	$32	32%
Other statistics
ATMs	9,112	9,047	65	1%
Branches (h)	2,347	2,442	(95)	(4)%
Brokerage account client assets (in billions) (i)	$51	$49	$2	4%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of March 31, except for customer-related statistics, which are averages for the three months ended, and net charge-offs, which are for the three months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.0 billion and $1.1 billion at March 31, 2019 and March 31, 2018, respectively.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $264 million in the first three months of 2019 compared with $249 million for the same period in 2018. The increase in earnings was attributable to higher net interest income partially offset by lower noninterest income and increased noninterest expense and provision for credit losses.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits.

The decrease in noninterest income was largely attributed to lower residential mortgage noninterest income, reflecting a negative adjustment for residential mortgage servicing rights valuation, net of economic hedge, compared with a benefit in first quarter 2018, and a decline in loan sales revenue. The decline in loan sales revenue reflected lower gain on sales margins as a result of increased competition in the marketplace. In addition, the impact of negative derivative fair value adjustments related to Visa Class B common shares of $31 million for the first quarter of 2019 compared with $2 million in the same period in 2018 also contributed to the decrease in noninterest income. These decreases were partially offset by growth in consumer service fees, including higher debit and credit card fees, as well as higher brokerage fees and service charges on deposits.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Provision for credit losses increased in 2019 compared to 2018 primarily due to portfolio growth and reserve increases in the auto portfolio.
Higher noninterest expense primarily resulted from an increase in marketing activity, customer-related transactional costs and investments in equipment and technology.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first quarter of 2019, average total deposits increased compared to the same period in 2018, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits increased, reflecting, in part, a shift from money market deposits to relationship-based savings products as well as growth in consumer deposits, including from the national retail digital strategy. Certificates of deposit increased slightly due to shifts in consumer preferences to time deposits.

Retail Banking average total loans increased in the first quarter of 2019 compared with the same period in 2018.

•	Average residential mortgages increased as a result of growth in nonconforming residential mortgage loans.

•	Average automobile loans increased primarily due to strong new indirect auto loan volumes, including in our Southeast and new markets, as well as growth in direct auto loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In 2018, Retail Banking launched its national retail digital strategy by offering a high yield savings account in markets outside of our existing retail branch network and opened a retail location in Kansas City. Deposit balances generated through the national retail digital strategy totaled $1.2 billion as of March 31, 2019.

Retail Banking continued to focus on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	Approximately 68% of consumer customers used non-teller channels for the majority of their transactions in the first three months of 2019 compared with 64% for the same period in 2018.

•	Deposit transactions via ATM and mobile channels increased to 57% of total deposit transactions versus 54% for the same period in 2018.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process. In 2019, the home equity origination cycle will be the focus as we enhance current capabilities in order to improve speed of delivery and convenience for customers.

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

Table 11: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions	2019	2018	$	%
Income Statement
Net interest income	$898	$882	$16	2%
Noninterest income	576	547	29	5%
Total revenue	1,474	1,429	45	3%
Provision for credit losses	71	41	30	73%
Noninterest expense	686	653	33	5%
Pretax earnings	717	735	(18)	(2)%
Income taxes	165	172	(7)	(4)%
Earnings	$552	$563	$(11)	(2)%
Average Balance Sheet
Loans held for sale	$347	$1,189	$(842)	(71)%
Loans
Commercial	$108,641	$100,802	$7,839	8%
Commercial real estate	25,971	26,732	(761)	(3)%
Equipment lease financing	7,264	7,845	(581)	(7)%
Total commercial lending	141,876	135,379	6,497	5%
Consumer	20	77	(57)	(74)%
Total loans	$141,896	$135,456	$6,440	5%
Total assets	$157,169	$151,909	$5,260	3%
Deposits
Noninterest-bearing demand	$39,551	$45,896	$(6,345)	(14)%
Money market	25,630	23,406	2,224	10%
Other	23,374	18,592	4,782	26%
Total deposits	$88,555	$87,894	$661	1%
Performance Ratios
Return on average assets	1.42%	1.50%
Noninterest income to total revenue	39%	38%
Efficiency	47%	46%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$445	$419	$26	6%
Capital Markets (b)	$246	$258	$(12)	(5)%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$15	$14	$1	7%
Commercial mortgage loan servicing income (d)	54	55	(1)	(2)%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	5	4	1	25%
Total	$74	$73	$1	1%
Commercial mortgage servicing rights asset value (f)	$681	$723	$(42)	(6)%
Average Loans by C&IB business (g)
Corporate Banking	$71,089	$65,548	$5,541	8%
Real Estate	36,357	37,252	(895)	(2)%
Business Credit	21,728	20,197	1,531	8%
Commercial Banking	8,118	8,118	—	—
Other	4,604	4,341	263	6%
Total average loans	$141,896	$135,456	$6,440	5%
Credit-related statistics
Nonperforming assets (f) (h)	$388	$508	$(120)	(24)%
Net charge-offs	$5	$9	$(4)	(44)%

14    The PNC Financial Services Group, Inc. – Form 10-Q

(a)
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

(e)	Amounts are reported in corporate service fees.

(f)	As of March 31.

(g)	As a result of our first quarter 2019 C&IB business realignment, average loans previously reported as Equipment Finance were reclassified to other C&IB businesses for all periods presented.

(h)	Includes nonperforming loans of $.4 billion at both March 31, 2019 and March 31, 2018.

Corporate & Institutional Banking earned $552 million in the first three months of 2019 compared to $563 million for the same period in 2018. The decrease was primarily due to higher noninterest expense and a higher provision for credit losses, partially offset by higher revenue.

Net interest income increased in the comparison, primarily due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income was primarily driven by higher merger and acquisition advisory fees and treasury management product revenue. An equity investment gain in the first quarter of 2019 also contributed to the increase in noninterest income. These increases were partially offset by lower revenue from credit valuations on customer-related derivative activities.

The increase in provision for credit losses reflected loan growth, including new loans and increased utilization. Overall, credit quality remained stable, as nonperforming assets and net charge-offs declined in the comparison.

Noninterest expense increased largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased primarily due to strong growth in Corporate Banking and Business Credit:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew in the comparison reflecting increased lending to large and mid-sized corporate clients as well as strong production in asset-backed financing.

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

Corporate & Institutional Banking is expanding its Corporate Banking business, focused on the middle market and larger sectors. We plan to expand into the Boston and Phoenix markets in 2019. This follows expansion into Denver, Houston and Nashville in 2018 and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

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

The PNC Financial Services Group, Inc. – Form 10-Q    15

The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first three months of 2018, treasury management revenue increased primarily due to interest rate spread expansion on deposit balances and higher product revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Capital markets-related revenue decreased in the comparison, primarily due to lower revenue from credit valuations on customer-related derivatives activities, loan syndications and corporate securities, partially offset by higher merger and acquisition advisory fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (including net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities was stable with the first quarter of 2018.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 12: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$70	$74	$(4)	(5)%
Noninterest income	217	226	(9)	(4)%
Total revenue	287	300	(13)	(4)%
Provision for credit losses (benefit)	(1)	(7)	6	*
Noninterest expense	230	225	5	2%
Pretax earnings	58	82	(24)	(29)%
Income taxes	13	20	(7)	(35)%
Earnings	$45	$62	$(17)	(27)%
Average Balance Sheet
Loans
Consumer	$4,362	$4,785	$(423)	(9)%
Commercial and commercial real estate	752	733	19	3%
Residential mortgage	1,723	1,517	206	14%
Total loans	$6,837	$7,035	$(198)	(3)%
Total assets	$7,259	$7,499	$(240)	(3)%
Deposits
Noninterest-bearing demand	$1,388	$1,466	$(78)	(5)%
Interest-bearing demand	3,076	3,540	(464)	(13)%
Money market	2,036	2,577	(541)	(21)%
Savings	5,723	4,613	1,110	24%
Other	697	305	392	129%
Total deposits	$12,920	$12,501	$419	3%
Performance Ratios
Return on average assets	2.51%	3.35%
Noninterest income to total revenue	76%	75%
Efficiency	80%	75%
Supplemental Noninterest Income Information
Asset management fees	$212	$222	$(10)	(5)%
Other Information
Nonperforming assets (a) (b)	$48	$52	$(4)	(8)%
Net charge-offs	$1	$6	$(5)	(83)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$158	$148	$10	7%
Nondiscretionary client assets under administration	130	129	1	1%
Total	$288	$277	$11	4%
Discretionary client assets under management
Personal	$95	$92	$3	3%
Institutional	63	56	7	13%
Total	$158	$148	$10	7%
* - Not meaningful

(a)	As of March 31.

(b)	Includes nonperforming loans of $47 million at both March 31, 2019 and March 31, 2018.

(c)	Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – Form 10-Q    17

Asset Management Group earned $45 million in the first three months of 2019 compared to $62 million for the same period in 2018. Earnings decreased due to a decline in revenue and an increase in noninterest expense and the provision for credit losses.

Lower revenue was driven by a decline in asset management fees due to changes in the mix of assets under management.

Noninterest expense increased primarily attributable to higher personnel expenses.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of March 31, 2019 and the impact of net business activities.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

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
BlackRock

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

(Unaudited)
Three months ended March 31
Dollars in millions	2019	2018
Business segment earnings (a)	$197	$197
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Includes our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At March 31.

In billions	March 31, 2019	December 31, 2018
Carrying value of our investment in BlackRock (c)	$8.2	$8.2
Market value of our investment in BlackRock (d)	$14.9	$13.7

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at both March 31, 2019 and December 31, 2018. Our voting interest in BlackRock common stock was approximately 22% at March 31, 2019.

(d)	Does not include liquidity discount.

In addition, in the first quarter of 2019 we transferred to BlackRock our remaining 143,458 shares of BlackRock Series C Preferred Stock, which were available to fund our obligation in connection with certain BlackRock long-term incentive plan (LTIP) programs.

Our 2018 Form 10-K includes additional information about our investment in BlackRock.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2018 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and framework, risk identification, risk assessment, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2018 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational and compliance.

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2018 Form 10-K for additional discussion regarding credit risk.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Portfolio Characteristics and Analysis

Table 14: Details of Loans
In billions
We use several asset quality indicators, as further detailed in Note 3 Asset Quality, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial
Commercial loans comprised 53% and 52% of our total loan portfolio at March 31, 2019 and December 31, 2018, respectively. The majority of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

Table 15: Commercial Loans by Industry

	March 31, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$22,575	18%	$21,207	18%
Retail/wholesale trade	21,655	18	20,850	18
Service providers	15,266	12	14,869	13
Real estate related (a)	12,287	10	12,312	11
Financial services	10,475	9	9,500	8
Health care	8,731	7	8,886	8
Transportation and warehousing	6,744	5	5,781	5
Other industries	25,260	21	23,429	19
Total commercial loans	$122,993	100%	$116,834	100%
(a) Includes loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $6.3 billion of real estate project loans, $6.9 billion of intermediate term financing loans and $14.9 billion related to commercial mortgages as of March 31, 2019. Comparable amounts were $6.6 billion, $7.1 billion and $14.4 billion, respectively, as of December 31, 2018.
The PNC Financial Services Group, Inc. – Form 10-Q    19

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
Table 16: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,131	15%	$4,154	15%
Florida	2,235	8	2,157	8
Maryland	1,922	7	1,966	7
Virginia	1,683	6	1,682	6
Texas	1,689	6	1,531	5
Illinois	1,211	4	1,368	5
Pennsylvania	1,068	4	1,214	4
New York	1,065	4	1,151	4
Ohio	1,146	4	1,053	4
North Carolina	899	3	915	3
All other states	11,052	39	10,949	39
Total commercial real estate loans	$28,101	100%	$28,140	100%
Property Type
Multifamily	$8,588	31%	$8,770	31%
Office	7,398	26	7,279	26
Retail	3,980	14	4,065	14
Hotel/Motel	1,666	6	1,686	6
Industrial/Warehouse	1,803	6	1,678	6
Senior Housing	1,201	4	1,092	4
Mixed Use	964	3	933	3
Other	2,501	10	2,637	10
Total commercial real estate loans	$28,101	100%	$28,140	100%

Home Equity
Home equity loans comprised $15.0 billion of primarily variable-rate home equity lines of credit and $10.5 billion of closed-end home equity installment loans at March 31, 2019. Comparable amounts were $15.5 billion and $10.6 billion, respectively, as of December 31, 2018.

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

The portfolio is primarily originated within markets located in the Mid-Atlantic, Midwest, and Southeast, with less than 5% of the portfolio in states outside of those markets at March 31, 2019. The credit quality of newly originated loans over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 772.

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

The PNC Financial Services Group, Inc. – Form 10-Q    20

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Priority

	March 31, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$5,989	23%	$6,160	24%
New Jersey	3,837	15	3,935	15
Ohio	3,012	12	3,095	12
Illinois	1,587	6	1,634	6
Maryland	1,450	6	1,481	6
Michigan	1,311	5	1,340	5
Florida	1,216	5	1,227	5
North Carolina	1,126	4	1,161	4
Kentucky	1,012	4	1,040	4
Indiana	826	3	845	3
All other states	4,134	17	4,205	16
Total home equity loans	$25,500	100%	$26,123	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2019 and December 31, 2018.

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

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	March 31, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,975	26%	$4,666	25%
New Jersey	1,679	9	1,649	9
Florida	1,540	8	1,544	8
Illinois	1,145	6	1,161	6
Pennsylvania	1,039	5	1,031	6
New York	955	5	956	5
Maryland	906	5	913	5
North Carolina	850	4	854	5
Virginia	834	4	825	4
Ohio	681	4	682	4
All other states	4,503	24	4,376	23
Total residential real estate loans	$19,107	100%	$18,657	100%

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold

21    The PNC Financial Services Group, Inc. – Form 10-Q

with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. The nonconforming residential mortgage portfolio had strong credit quality at March 31, 2019 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $13.1 billion at March 31, 2019 with 32% located in California.

Automobile
Within auto loans, $13.2 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of March 31, 2019. Comparable amounts as of December 31, 2018 were $12.9 billion and $1.5 billion, respectively. The indirect auto portfolio relates to loan applications originated through franchised automobile dealers. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 742 for indirect auto loans and 763 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 74 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used automobile financing to customers through our various channels. At both March 31, 2019 and December 31, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans.

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

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO) and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans, purchased impaired loans and loans accounted for under the fair value option are excluded from nonperforming loans. Additional information regarding our nonperforming loans and nonaccrual policies is included in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in our 2018 Form 10-K. A summary of the major categories of nonperforming assets are presented in Table 19. See Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further detail of nonperforming asset categories.

Table 19: Nonperforming Assets by Type

	March 31, 2019	December 31, 2018	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$430	$432	$(2)	—
Consumer lending (a)	1,223	1,262	(39)	(3)%
Total nonperforming loans	1,653	1,694	(41)	(2)%
OREO and foreclosed assets	132	114	18	16%
Total nonperforming assets	$1,785	$1,808	$(23)	(1)%
TDRs included in nonperforming loans	$869	$863	$6	1%
Percentage of total nonperforming loans	53%	51%
Nonperforming loans to total loans	.71%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.77%	.80%
Nonperforming assets to total assets	.45%	.47%
Allowance for loan and lease losses to total nonperforming loans	163%	155%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

The PNC Financial Services Group, Inc. – Form 10-Q    22

Table 20: Change in Nonperforming Assets

In millions	2019	2018
January 1	$1,808	$2,035
New nonperforming assets	287	249
Charge-offs and valuation adjustments	(164)	(137)
Principal activity, including paydowns and payoffs	(92)	(81)
Asset sales and transfers to loans held for sale	(13)	(29)
Returned to performing status	(41)	(33)
March 31	$1,785	$2,004

As of March 31, 2019, approximately 87% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of March 31, 2019, commercial lending nonperforming loans were carried at approximately 72% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the Allowance for loan and lease losses (ALLL).

Within consumer lending nonperforming loans, residential real estate TDRs comprised 77% and 81% of total residential real estate nonperforming loans at March 31, 2019 and December 31, 2018, respectively. Home equity TDRs comprised 47% of home equity nonperforming loans at both March 31, 2019 and December 31, 2018. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At March 31, 2019, our largest nonperforming asset was $35 million in the Information industry and the ten largest individual nonperforming assets represented 11% of total nonperforming assets.

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
Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	March 31 2019	December 31 2018	Change		March 31 2019	December 31 2018
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$634	$585	$49	8%	.27%	.26%
Accruing loans past due 60 to 89 days	212	271	(59)	(22)%	.09%	.12%
Total	846	856	(10)	(1)%	.36%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	590	629	(39)	(6)%	.25%	.28%
Total	$1,436	$1,485	$(49)	(3)%	.62%	.66%

(a)	Past due loan amounts include government insured or guaranteed loans of $.6 billion at March 31, 2019 and $.7 billion at December 31, 2018.

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

The PNC Financial Services Group, Inc. – Form 10-Q    23

collateral. Additionally, TDRs also result from court imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan).
Table 22: Summary of Troubled Debt Restructurings (a)

	March 31 2019	December 31 2018	Change
Dollars in millions			$	%
Total commercial lending	$456	$409	$47	11%
Total consumer lending	1,412	1,442	(30)	(2)%
Total TDRs	$1,868	$1,851	$17	1%
Nonperforming	$869	$863	$6	1%
Accruing (b)	999	988	11	1%
Total TDRs	$1,868	$1,851	$17	1%

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

Excluded from TDRs are $1.1 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both March 31, 2019 and December 31, 2018. Nonperforming TDRs represented approximately 53% and 51% of total nonperforming loans at March 31, 2019 and December 31, 2018, respectively, while representing 47% of total TDRs at both March 31, 2019 and December 31, 2018. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 3 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs. See the Credit Risk Management portion of the Risk Management section in our 2018 Form 10-K for information related to loan modifications.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.7 billion at March 31, 2019 consisted of $1.7 billion and $1.0 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions and estimation processes are periodically updated.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At March 31, 2019, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

See Note 1 Accounting Policies in our 2018 Form 10-K and Note 3 Asset Quality in the Notes To Consolidated Financial Statements in this Report for further information on certain key asset quality indicators that we use to evaluate our portfolios and establish the allowances.

Table 23: Allowance for Loan and Lease Losses

Dollars in millions	2019	2018
January 1	$2,629	$2,611
Total net charge-offs	(136)	(113)
Provision for credit losses	189	92
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	6	7
Other	4	7
March 31	$2,692	$2,604
Net charge-offs to average loans (for the three months ended) (annualized)	.24%	.21%
Ratio of ALLL to total loans	1.16%	1.18%
Commercial lending net charge-offs	$(12)	$(10)
Consumer lending net charge-offs	(124)	(103)
Total net charge-offs	$(136)	$(113)
Net charge-offs to average loans (for the three months ended) (annualized)
Commercial lending	.03%	.03%
Consumer lending	.68%	.57%

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first three months of 2019, overall credit quality remained strong, which resulted in an essentially flat ALLL balance as of March 31, 2019 compared to December 31, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    25

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2019
Commercial	$25	$14	$11.04%
Commercial real estate	3	3
Equipment lease financing	3	2	1.06%
Home equity	23	18	5.08%
Residential real estate	2	3	(1)	(.02)%
Automobile	58	26	32.89%
Credit card	67	7	60	3.91%
Education	6	2	4.43%
Other consumer	28	4	24	2.13%
Total	$215	$79	$136.24%
2018
Commercial	$28	$16	$12.04%
Commercial real estate	6	6
Equipment lease financing	2	4	(2)	(.10)%
Home equity	28	21	7.10%
Residential real estate	2	4	(2)	(.05)%
Automobile	38	17	21.65%
Credit card	56	6	50	3.60%
Education	9	2	7.64%
Other consumer	24	4	20	1.85%
Total	$193	$80	$113.21%

See Note 1 Accounting Policies in our 2018 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2018 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100%. PNC and PNC Bank calculate the LCR daily, and as of March 31, 2019, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2018 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $271.2 billion at March 31, 2019 from $267.8 billion at December 31, 2018 driven by growth in interest-bearing deposits partially offset by a decrease in noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At March 31, 2019, our liquid assets consisted of short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $21.3 billion and securities available for sale totaling $65.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet

26    The PNC Financial Services Group, Inc. – Form 10-Q

management activities. Our liquid assets included $1.6 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $4.4 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 10 Borrowed Funds in our 2018 Form 10-K and the Funding Sources section of the Consolidated Balance Sheet Review for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2019
January 1	$30.9
Issuances	2.1
Calls and maturities	(1.8)
Other	.4
March 31	$31.6
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2019, PNC Bank had $23.8 billion of notes outstanding under this program of which $19.6 billion were senior bank notes and $4.2 billion were subordinated bank notes. The following table details issuances for the three months ended March 31, 2019.
Table 26: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
March 12, 2019	$1.1 billion
Floating rate senior notes with a maturity date of March 12, 2021. Interest is payable at the 3-month LIBOR rate, reset quarterly, plus a spread of .35% on March 12, June 12, September 12 and December 12 of each year, beginning on June 12, 2019.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2019, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $42.1 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2019, there were no issuances outstanding under this program.

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

As of March 31, 2019, available parent company liquidity totaled $5.2 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

27    The PNC Financial Services Group, Inc. – Form 10-Q

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.7 billion at March 31, 2019. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2018 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2019, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on January 23, 2019, the parent company issued $750 million in senior notes with a maturity date of January 23, 2024. Interest is payable semi-annually at a fixed rate of 3.50% per annum, on January 23 and July 23 of each year, beginning July 23, 2019. On February 15, 2019 the parent company issued an additional $300 million of these notes bringing the outstanding principal amount of the series to $1.05 billion.

Parent company senior and subordinated debt outstanding totaled $7.8 billion and $6.7 billion at March 31, 2019 and December 31, 2018, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2018 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 13 Commitments in the Notes To Consolidated Financial Statements of this Report.

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
Table 27: Credit Ratings for PNC and PNC Bank

March 31, 2019
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities, including additional information on our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2018 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

28    The PNC Financial Services Group, Inc. – Form 10-Q

In connection with the capital plan accepted by the Federal Reserve as part of our 2018 CCAR submission, we repurchased 5.9 million common shares for $725 million in the first quarter of 2019. As of March 31, 2019, PNC has repurchased a total of 15.3 million shares for $2.0 billion under current share repurchase programs that will end June 30, 2019.

We paid dividends on common stock of $438 million, or $.95 per common share, during the first quarter of 2019. On April 4, 2019, the PNC Board of Directors declared a quarterly common stock cash dividend of $.95 per share with a payment date of May 5, 2019.

Table 28: Basel III Capital

Dollars in millions	Basel III March 31, 2019
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$4,810
Retained earnings	39,742
Accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale	419
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(418)
Goodwill, net of associated deferred tax liabilities	(9,021)
Other disallowed intangibles, net of deferred tax liabilities	(239)
Other adjustments/(deductions)	(163)
Total common equity Tier 1 capital before threshold deductions	35,130
Total threshold deductions	(3,074)
Common equity Tier 1 capital	$32,056
Additional Tier 1 capital
Preferred stock plus related surplus	3,990
Other adjustments/(deductions)	(157)
Tier 1 capital	$35,889
Additional Tier 2 capital
Qualifying subordinated debt	3,731
Trust preferred capital securities	60
Eligible credit reserves includable in Tier 2 capital	2,971
Total Basel III capital	$42,651
Risk-weighted assets
Basel III standardized approach risk-weighted assets (a)	$328,128
Basel III advanced approaches risk-weighted assets (b)	$298,889
Average quarterly adjusted total assets	$373,374
Supplementary leverage exposure (c)	$448,129
Basel III risk-based capital and leverage ratios (d)
Common equity Tier 1	9.8%
Tier 1	10.9%
Total (e)	13.0%
Leverage (f)	9.6%
Supplementary leverage ratio (g)	8.0%

(a)	Includes credit and market risk-weighted assets.

(b)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets.

(c)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(d)	For comparative purposes only, the advanced approaches Basel III Common equity Tier 1, Tier 1 risk-based and Total risk-based ratios for March 31, 2019 were 10.7%, 12.0% and 13.3%, respectively.

(e)
The 2019 Basel III Total risk-based capital ratio includes nonqualifying trust preferred capital securities of $60 million that are subject to a phase-out period that runs through 2021. For comparative purposes only, as of March 31, 2019 the ratio was 13.0%, assuming nonqualifying trust preferred capital securities are phased out.

(f)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(g)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure.

Because PNC remains in the parallel run qualification phase for the advanced approaches, our regulatory risk-based capital ratios in 2019 are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures and equity exposures are generally subject to higher risk weights than other types of

The PNC Financial Services Group, Inc. – Form 10-Q    29

exposures. Once we exit parallel run, our regulatory risk-based capital ratios will be the lower of the ratios calculated under the standardized approach and the advanced approaches.

Under the Basel III rules applicable to PNC, significant common stock investments in unconsolidated financial institutions (for PNC, primarily BlackRock), mortgage servicing rights and deferred tax assets must be deducted from capital (net of associated deferred tax liabilities) to the extent they individually exceed 10%, or in the aggregate exceed 15%, of the institution's adjusted common equity Tier 1 capital. Also, Basel III regulatory capital includes AOCI related to securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2019 capital levels were aligned with them.

At March 31, 2019, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2018 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management Section in our 2018 Form 10-K for additional discussion regarding market risk.

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

The interest rates that we pay on customer deposits have risen in recent quarters as a result of higher short-term market interest rates. The rates paid on commercial deposits have had a higher correlation to increases in short-term interest rates, as compared to the rates paid on consumer deposits. During the remainder of 2019, we anticipate that the rates paid on our consumer deposits will continue to reflect any increases in short-term interest rates, although at a slower pace than previous years given the current Federal Reserve interest rate outlook. The rates paid on customer deposits are also impacted by factors including the level of interest rates, competition for deposits, new product offerings, changes in business strategies and customer migration to higher rate accounts.

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Sensitivity results and market interest rate benchmarks for the first quarters of 2019 and 2018 follow.

Table 29: Interest Sensitivity Analysis

	First Quarter 2019	First Quarter 2018
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.5%	2.5%
100 basis point decrease	(2.2)%	(3.1)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.0%	4.3%
100 basis point decrease	(6.6)%	(7.0)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(3.7)	(.7)
Key Period-End Interest Rates
One-month LIBOR	2.49%	1.88%
Three-month LIBOR	2.60%	2.31%
Three-year swap	2.31%	2.66%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
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
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	March 31, 2019
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.3%	.3%	(.8)%
Second year sensitivity	1.4%	(.3)%	(3.7)%

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

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Table 31: Alternate Interest Rate Scenarios: One Year Forward
The first quarter 2019 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first three months of 2019 and 2018 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2018 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $48 million for the first quarter of 2019 compared to $77 million for the first quarter in 2018. The decrease was primarily due to the impact of changes in credit valuations for customer-related derivative activities and lower foreign exchange and derivative client sales revenue.
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
A summary of our equity investments follows:
Table 32: Equity Investments Summary

	March 31 2019	December 31 2018	Change
Dollars in millions			$	%
BlackRock	$8,080	$8,016	$64	1%
Tax credit investments	2,057	2,219	(162)	(7)%
Private equity and other	2,430	2,659	(229)	(9)%
Total	$12,567	$12,894	$(327)	(3)%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2019, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion and $.8 billion at March 31, 2019 and December 31, 2018, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2018 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.5 billion at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2018 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and of private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the March 31, 2019 per share closing price of $156.19 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $895 million at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2018 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at March 31, 2019 and March 31, 2018.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 6 Fair Value in our Notes To Consolidated Financial Statements in our 2018 Form 10-K and in Note 6 Fair Value and Note 9 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

On March 6, 2019, the Federal Reserve released a final rule amending its capital plan rule. Under the final rule, the capital plan that PNC files in connection with the annual CCAR exercise, including the capital plan submitted on April 5, 2019 in connection with the 2019 CCAR exercise, is no longer subject to a potential objection by the Federal Reserve based on qualitative factors.

In a separate action on the same date, the Federal Reserve also affirmed a countercyclical capital buffer of 0% applicable under its regulatory capital rules to PNC and other BHCs with at least $250 billion in total consolidated assets or more than $10 billion in on-balance sheet foreign exposure. For more information on the capital plan rule, the CCAR exercise and the countercyclical capital buffer see the Supervision and Regulation section in Item 1 Business of our 2018 Form 10-K.

On March 29, 2019, the FDIC released two proposals for public comment that would amend its (i) enhanced deposit insurance recordkeeping requirements for insured depository institutions (IDIs) with at least 2 million deposit accounts, including PNC Bank,

The PNC Financial Services Group, Inc. – Form 10-Q    33

and (ii) deposit insurance recordkeeping requirements for joint deposit accounts applicable to all IDIs. Among other things, the proposals would revise the attestation requirement under the deposit insurance recordkeeping rules and allow covered IDIs to elect to extend the April 1, 2020 compliance date for the deposit insurance recordkeeping requirements by up to one year.

In April, the Federal Reserve and FDIC requested public comment on proposed rules that would tailor the resolution plan requirements for BHCs with at least $100 billion in total consolidated assets under Sec. 165(d) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the proposal, PNC generally would be required to submit a resolution plan to the Federal Reserve and FDIC on a triennial cycle, with the scope of the submissions alternating between a full and a targeted submission from one triennial cycle to the next. The agencies, however, could jointly adjust the timeline for submissions or request interim updates between filings. As proposed, these changes would become effective no later than November 24, 2019 and, once effective, PNC’s first full resolution plan submission under the proposal would be due July 1, 2021.

On April 16, 2019, the FDIC requested comment on an advance notice of proposed rulemaking that would alter the FDIC’s separate resolution plan requirements for IDIs with total consolidated assets of at least $50 billion (covered IDIs), including PNC Bank. Under the proposal, covered IDIs would potentially be grouped into three categories. The proposal requests comment on what metrics or characteristics could be used to classify covered IDIs into these groups. The proposal would also potentially change the content and submission requirements of resolution plans for some of the groups. The proposal also would delay the requirement for PNC Bank (as well as other covered IDIs) to file a resolution plan under the FDIC’s current rules until a future date to be specified by the FDIC. For more information on the resolution planning requirements applicable to PNC and PNC Bank see the Supervision and Regulation section in Item 1 Business of our 2018 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2018 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2018 Form 10-K:

•	Fair Value Measurements

•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

•	Residential and Commercial Mortgage Servicing Rights

34    The PNC Financial Services Group, Inc. – Form 10-Q

Recently Issued Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
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

• We did not adopt the standard at its early adoption date of January 2019.
• We established a company-wide, cross-functional governance structure in the third quarter of 2016, which oversees overall strategy for implementation of CECL.
• We have prepared preliminary CECL accounting policies and interpretations, and continue to refine and test our models, estimation techniques, data, operational processes and controls to be used in preparing the CECL estimates.
• We expect that we will be able to test-run our key processes by the end of the second quarter of 2019, pending any unforeseen circumstances or significant changes to the requirements. During 2019, we expect to continually address any gaps in our interpretations, methodology, data and operational processes based upon our reviews and tests.
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
• We believe that given current conditions, our credit loss reserves will increase primarily for longer duration consumer loans, due to the difference between loss emergence periods currently used versus the remaining life of the asset required under CECL. We will continue to refine our estimates throughout 2019, as CECL models and techniques are implemented and the results are vetted. We continue to believe that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2018 Form 10-K and in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities and Note 13 Commitments in the Notes To Consolidated Financial Statements included in this Report.

A summary and further description of variable interest entities (VIEs) is included in Note 1 Accounting Policies and Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2018 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    35

Trust Preferred Securities
See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in our 2018 Form 10-K for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities.
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2019, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2019, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
GLOSSARY OF TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2018 Form 10-K.

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

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:

–	U.S. economic growth has accelerated over the past two years to above its long-run trend.

–	Growth is expected to rebound in the second quarter following a soft first quarter 2019, and slow over the remaining course of 2019 and into 2020.

–	Further gradual improvement in the labor market will occur this year, including job gains and rising wages, which would be a positive indicator for consumer spending.

–	Trade restrictions and geopolitical concerns are downside risks to the forecast.

–	Inflation has slowed in early 2019, to below the FOMC’s 2% objective, but is expected to rise in the second half of the year.

–	Our baseline forecast is for no change to the federal funds rate in 2019 and 2020, with the rate staying in its current range of 2.25 to 2.50%.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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

We provide greater detail regarding these as well as other factors in our 2018 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q    37

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2019	2018
Interest Income
Loans	$2,602	$2,228
Investment securities	620	512
Other	206	178
Total interest income	3,428	2,918
Interest Expense
Deposits	472	213
Borrowed funds	481	344
Total interest expense	953	557
Net interest income	2,475	2,361
Noninterest Income
Asset management	437	455
Consumer services	371	357
Corporate services	462	429
Residential mortgage	65	97
Service charges on deposits	168	167
Other	308	245
Total noninterest income	1,811	1,750
Total revenue	4,286	4,111
Provision For Credit Losses	189	92
Noninterest Expense
Personnel	1,414	1,354
Occupancy	215	218
Equipment	273	273
Marketing	65	55
Other	611	627
Total noninterest expense	2,578	2,527
Income before income taxes and noncontrolling interests	1,519	1,492
Income taxes	248	253
Net income	1,271	1,239
Less: Net income attributable to noncontrolling interests	10	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	$1,197	$1,165
Earnings Per Common Share
Basic	$2.62	$2.45
Diluted	$2.61	$2.43
Average Common Shares Outstanding
Basic	455	473
Diluted	456	476
See accompanying Notes To Consolidated Financial Statements.

38    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2019	2018
Net income	$1,271	$1,239
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	639	(646)
Net unrealized gains (losses) on OTTI securities	9	14
Net unrealized gains (losses) on cash flow hedge derivatives	100	(193)
Pension and other postretirement benefit plan adjustments	145	63
Other	34	27
Other comprehensive income (loss), before tax and net of reclassifications into Net income	927	(735)
Income tax benefit (expense) related to items of other comprehensive income	(207)	178
Other comprehensive income (loss), after tax and net of reclassifications into Net income	720	(557)
Comprehensive income	1,991	682
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	10
Comprehensive income attributable to PNC	$1,981	$672
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    39

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2019	December 31 2018
In millions, except par value
Assets
Cash and due from banks	$5,062	$5,608
Interest-earning deposits with banks	15,261	10,893
Loans held for sale (a)	686	994
Investment securities – available for sale	65,051	63,389
Investment securities – held to maturity	18,818	19,312
Loans (a)	232,293	226,245
Allowance for loan and lease losses	(2,692)	(2,629)
Net loans	229,601	223,616
Equity investments (b)	12,567	12,894
Mortgage servicing rights	1,812	1,983
Goodwill	9,218	9,218
Other (a)	34,761	34,408
Total assets	$392,837	$382,315
Liabilities
Deposits
Noninterest-bearing	$71,606	$73,960
Interest-bearing	199,615	193,879
Total deposits	271,221	267,839
Borrowed funds
Federal Home Loan Bank borrowings	20,501	21,501
Bank notes and senior debt	25,598	25,018
Subordinated debt	5,977	5,895
Other (c)	7,784	5,005
Total borrowed funds	59,860	57,419
Allowance for unfunded loan commitments and letters of credit	279	285
Accrued expenses and other liabilities	12,902	9,002
Total liabilities	344,262	334,545
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,711	2,711
Capital surplus	16,173	16,277
Retained earnings	39,742	38,919
Accumulated other comprehensive income (loss)	(5)	(725)
Common stock held in treasury at cost: 90 and 85 shares	(10,085)	(9,454)
Total shareholders’ equity	48,536	47,728
Noncontrolling interests	39	42
Total equity	48,575	47,770
Total liabilities and equity	$392,837	$382,315

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $.6 billion, Loans of $.8 billion and Other assets of $.1 billion at March 31, 2019 and Loans held for sale of $.9 billion, Loans of $.8 billion and Other assets of $.2 billion at December 31, 2018.

(b)	Amounts include our equity interest in BlackRock.

(c)	Our consolidated liabilities at both March 31, 2019 and December 31, 2018 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2019	2018
Operating Activities
Net income	$1,271	$1,239
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	189	92
Depreciation and amortization	272	280
Deferred income taxes	111	81
Changes in fair value of mortgage servicing rights	210	(85)
Undistributed earnings of BlackRock	(111)	(133)
Net change in
Trading securities and other short-term investments	358	176
Loans held for sale	320	1,675
Other assets	(2,931)	(1,217)
Accrued expenses and other liabilities	1,796	710
Other	(84)	104
Net cash provided (used) by operating activities	$1,401	$2,922
Investing Activities
Sales
Securities available for sale	$840	$4,461
Loans	306	479
Repayments/maturities
Securities available for sale	2,103	2,027
Securities held to maturity	510	598
Purchases
Securities available for sale	(3,861)	(5,905)
Securities held to maturity	(23)	(662)
Loans	(468)	(224)
Net change in
Federal funds sold and resale agreements	4,810	97
Interest-earning deposits with banks	(4,368)	(226)
Loans	(6,085)	(1,611)
Other	213	(284)
Net cash provided (used) by investing activities	$(6,023)	$(1,250)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Three Months Ended March 31
	2019	2018
Financing Activities
Net change in
Noninterest-bearing deposits	$(2,337)	$(1,683)
Interest-bearing deposits	5,736	1,212
Federal funds purchased and repurchase agreements	2,232	87
Commercial paper		(100)
Other borrowed funds	250	(11)
Sales/issuances
Federal Home Loan Bank borrowings	5,000
Bank notes and senior debt	2,147	1,991
Other borrowed funds	397	123
Common and treasury stock	22	33
Repayments/maturities
Federal Home Loan Bank borrowings	(6,000)	(1,500)
Bank notes and senior debt	(1,750)	(1,000)
Other borrowed funds	(296)	(163)
Acquisition of treasury stock	(826)	(840)
Preferred stock cash dividends paid	(63)	(63)
Common stock cash dividends paid	(436)	(358)
Net cash provided (used) by financing activities	$4,076	$(2,272)
Net Increase (Decrease) In Cash And Due From Banks	(546)	(600)
Cash and due from banks at beginning of period	5,608	5,249
Cash and due from banks at end of period	$5,062	$4,649
Supplemental Disclosures
Interest paid	$907	$501
Income taxes paid	$30	$7
Income taxes refunded	$2	$11
Leased assets obtained in exchange for new finance lease liabilities	$25
Leased assets obtained in exchange for new operating lease liabilities	$155
Right-of-use assets recognized at adoption of ASU 2016-02	$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$139	$173
Transfer from loans to foreclosed assets	$48	$45
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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2018 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2018 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2018 Form 10-K, except for the adoption of the new leasing standard included in this Note 1 in the first quarter of 2019. These interim consolidated financial statements serve to update our 2018 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements.

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

Leases

We provide financing for various types of equipment, including aircraft, energy and power systems, and vehicles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased equipment, less unearned income. We recognize income over the term of the lease using the constant effective yield method. Direct financing lease residual values are reviewed for impairment in accordance with the Allowance for Loan and Lease (ALLL) processes. Gains or losses on the sale of leased assets are included in Other noninterest income while impairment on the net investment of leases is included in Provision for credit losses.

We also enter into various lease arrangements, primarily involving real estate, and other equipment, as the lessee. For those classified as operating leases, we recognize a lease liability, representing the present value of the minimum lease payments, and a corresponding right of use (ROU) asset. On the consolidated balance sheet, the ROU asset and lease liability are included in Other assets and Other liabilities, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    43

When we adopted the Accounting Standards Update (ASU) 2016-02 - Leases as of January 1, 2019, we recognized lease liabilities and right-of-use assets of $2.1 billion and $2.0 billion, respectively. In addition, we recognized a one-time pretax adjustment of $83 million to retained earnings, related primarily to deferred gains on previous sale-leaseback transactions. See Note 16 Leases for additional information related to leases within the scope of ASC 842.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Leases ASU 2016-02 Issued February 2016
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

• We adopted this standard under the modified retrospective approach as of January 1, 2019, without adjusting comparative periods presented. We recognized lease liabilities and right-of-use assets of $2.1 billion and $2.0 billion respectively, as of January 1, 2019. We recognized a one-time pretax adjustment of $83 million to retained earnings, related primarily to deferred gains on previous sale-leaseback transactions.
• The impact of adoption was immaterial to PNC’s consolidated income statement.
• The impact of adoption of the changes to the lessor accounting model did not have a material impact on our financial statements.

NOTE 2 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2018 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization special purpose entities (SPEs).

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 6 Fair Value and Note 7 Goodwill and Mortgage Servicing Rights for information on our servicing rights, including the carrying value of servicing assets.

44    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides cash flows associated with our loan sale and servicing activities:
Table 33: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2019
Sales of loans (b)	$715	$644
Repurchases of previously transferred loans (c)	$93
Servicing fees (d)	$87	$30
Servicing advances recovered/(funded), net	$18	$(23)
Cash flows on mortgage-backed securities held (e)	$507	$14
Cash Flows - Three months ended March 31, 2018
Sales of loans (b)	$1,193	$1,202
Repurchases of previously transferred loans (c)	$119
Servicing fees (d)	$92	$31
Servicing advances recovered/(funded), net	$4	$17
Cash flows on mortgage-backed securities held (e)	$422	$21

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

(c)
Includes both residential and commercial mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our removal of account provision option, as well as residential mortgage loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.

(d)	Includes contractually specified servicing fees, late charges and ancillary fees.

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $14.6 billion, $13.3 billion, and $9.4 billion in residential mortgage-backed securities and $.6 billion, $.6 billion, and $.7 billion in commercial mortgage-backed securities at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Table 34 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2019.
Table 34: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2019
Total principal balance	$53,055	$46,767
Delinquent loans (b)	$599	$131
December 31, 2018
Total principal balance	$54,028	$47,969
Delinquent loans (b)	$622	$234
Three months ended March 31, 2019
Net charge-offs (c)	$11	$119
Three months ended March 31, 2018
Net charge-offs (c)	$12	$30

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

Variable Interest Entities (VIEs)
As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2018 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 35 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal

The PNC Financial Services Group, Inc. – Form 10-Q    45

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 35. These loans are included as part of the asset quality disclosures that we make in Note 3 Asset Quality.
Table 35: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2019
Mortgage-backed securitizations (b)	$15,551	$15,551	(c)
Tax credit investments and other	2,854	2,826	(d)	$763	(e)
Total	$18,405	$18,377		$763
December 31, 2018
Mortgage-backed securitizations (b)	$14,266	$14,266	(c)
Tax credit investments and other	2,949	2,911	(d)	$806	(e)
Total	$17,215	$17,177		$806

(a)
Represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). The risk of loss excludes any potential tax recapture associated with tax credits investments.

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the three months ended March 31, 2019, we recognized $55 million of amortization, $57 million of tax credits and $13 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

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

See Note 1 Accounting Policies in our 2018 Form 10-K for additional information on our loan related policies.

46    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables present the delinquency status of our loans and our nonperforming assets at March 31, 2019 and December 31, 2018, respectively.

Table 36: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
March 31, 2019
Commercial Lending
Commercial	$122,448	$80	$25	$71	$176		$369			$122,993
Commercial real estate	28,003	43	1		44		54			28,101
Equipment lease financing	7,252	84	5		89		7			7,348
Total commercial lending	157,703	207	31	71	309		430			158,442
Consumer Lending
Home equity	24,011	59	21		80		763		$646	25,500
Residential real estate	16,743	153	62	323	538	(b)	339	$184	1,303	19,107
Automobile	14,467	97	26	10	133		107			14,707
Credit card	6,134	45	28	53	126		7			6,267
Education	3,480	63	38	126	227	(b)				3,707
Other consumer	4,533	10	6	7	23		7			4,563
Total consumer lending	69,368	427	181	519	1,127		1,223	184	1,949	73,851
Total	$227,071	$634	$212	$590	$1,436		$1,653	$184	$1,949	$232,293
Percentage of total loans	97.75%	.27%	.09%	.25%	.62%		.71%	.08%	.84%	100.00%
December 31, 2018
Commercial Lending
Commercial	$116,300	$82	$54	$52	$188		$346			$116,834
Commercial real estate	28,056	6	3		9		75			28,140
Equipment lease financing	7,229	56	12		68		11			7,308
Total commercial lending	151,585	144	69	52	265		432			152,282
Consumer Lending
Home equity	24,556	66	25		91		797		$679	26,123
Residential real estate	16,216	135	73	363	571	(b)	350	$182	1,338	18,657
Automobile	14,165	113	29	12	154		100			14,419
Credit card	6,222	46	29	53	128		7			6,357
Education	3,571	69	41	141	251	(b)				3,822
Other consumer	4,552	12	5	8	25		8			4,585
Total consumer lending	69,282	441	202	577	1,220		1,262	182	2,017	73,963
Total	$220,867	$585	$271	$629	$1,485		$1,694	$182	$2,017	$226,245
Percentage of total loans	97.62%	.26%	.12%	.28%	.66%		.75%	.08%	.89%	100.00%

(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.4 billion and $.5 billion at March 31, 2019 and December 31, 2018, respectively, and Education loans totaling $.2 billion at both March 31, 2019 and December 31, 2018.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both March 31, 2019 December 31, 2018.

At March 31, 2019, we pledged $16.9 billion of commercial loans to the Federal Reserve Bank and $64.5 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2018 were $17.3 billion and $63.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

The PNC Financial Services Group, Inc. – Form 10-Q    47

Table 37: Nonperforming Assets

Dollars in millions	March 31 2019	December 31 2018
Nonperforming loans
Total commercial lending	$430	$432
Total consumer lending (a)	1,223	1,262
Total nonperforming loans	1,653	1,694
OREO and foreclosed assets	132	114
Total nonperforming assets	$1,785	$1,808
Nonperforming loans to total loans	.71%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.77%	.80%
Nonperforming assets to total assets	.45%	.47%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered troubled debt restructurings (TDRs). See Note 1 Accounting Policies in our 2018 Form 10-K and the TDR section of this Note 3 for additional information on TDRs.

Total nonperforming loans in Table 37 include TDRs of $.9 billion at both March 31, 2019 and December 31, 2018. TDRs that are performing, including consumer credit card TDR loans, totaled $1.0 billion at both March 31, 2019 and December 31, 2018, and are excluded from nonperforming loans. Nonperforming TDRs are returned to accrual status and classified as performing after demonstrating a period of at least six months of consecutive performance under the restructured terms. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Additional Asset Quality Indicators

We have two portfolio segments – Commercial Lending and Consumer Lending. Each of these segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes and the manner in which we monitor and assess credit risk. The Commercial Lending segment is composed of the commercial, commercial real estate and equipment lease financing loan classes. The Consumer Lending segment is composed of the home equity, residential real estate, automobile, credit card, education and other consumer loan classes.

Commercial Lending Loan Classes

The following table presents asset quality indicators for the Commercial Lending loan classes. See Note 3 Asset Quality in our 2018 Form 10-K for additional information related to our Commercial Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.
Table 38: Commercial Lending Asset Quality Indicators (a)

In millions	Pass Rated	Criticized	Total Loans
March 31, 2019
Commercial	$117,366	$5,627	$122,993
Commercial real estate	27,251	850	28,101
Equipment lease financing	7,206	142	7,348
Total commercial lending	$151,823	$6,619	$158,442
December 31, 2018
Commercial	$111,276	$5,558	$116,834
Commercial real estate	27,682	458	28,140
Equipment lease financing	7,180	128	7,308
Total commercial lending	$146,138	$6,144	$152,282

(a)
Loans are classified as Pass and Criticized based on the Regulatory Classification definitions. The Criticized classification includes loans that were rated Special Mention, Substandard or Doubtful as of March 31, 2019 and December 31, 2018. We use probability of default and loss given default to rate loans in the commercial lending portfolio.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Consumer Lending Loan Classes

See Note 3 Asset Quality in our 2018 Form 10-K for additional information related to our Consumer Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes.

Table 39: Asset Quality Indicators for Home Equity and Residential Real Estate Loans

	March 31, 2019		December 31, 2018
	Home equity	Residential real estate	Home equity	Residential real estate
In millions
Current estimated LTV ratios
Greater than or equal to 125%	$464	$119	$461	$116
Greater than or equal to 100% to less than 125%	1,012	261	1,020	255
Greater than or equal to 90% to less than 100%	1,201	358	1,174	335
Less than 90%	22,014	16,337	22,644	15,922
No LTV ratio available	163	71	145	6
Government insured or guaranteed loans		658		685
Purchased impaired loans	646	1,303	679	1,338
Total loans	$25,500	$19,107	$26,123	$18,657
Updated FICO Scores
Greater than 660	$22,378	$16,396	$22,996	$15,956
Less than or equal to 660	2,207	602	2,210	585
No FICO score available	269	148	238	93
Government insured or guaranteed loans		658		685
Purchased impaired loans	646	1,303	679	1,338
Total loans	$25,500	$19,107	$26,123	$18,657
Automobile, Credit Card, Education and Other Consumer Loan Classes
The following table presents asset quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 40: Asset Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loans

Dollars in millions	Automobile	Credit Card	Education	Other Consumer
March 31, 2019
FICO score greater than 719	$7,694	$3,753	$1,245	$1,306
650 to 719	4,452	1,781	192	678
620 to 649	1,071	284	25	111
Less than 620	1,191	336	26	109
No FICO score available or required (a)	299	113	46	25
Total loans using FICO credit metric	14,707	6,267	1,534	2,229
Consumer loans using other internal credit metrics			2,173	2,334
Total loans	$14,707	$6,267	$3,707	$4,563
Weighted-average updated FICO score (b)	723	733	774	731
December 31, 2018
FICO score greater than 719	$7,740	$3,809	$1,240	$1,280
650 to 719	4,365	1,759	194	641
620 to 649	1,007	280	26	106
Less than 620	1,027	332	24	105
No FICO score available or required (a)	280	177	57	25
Total loans using FICO credit metric	14,419	6,357	1,541	2,157
Consumer loans using other internal credit metrics			2,281	2,428
Total loans	$14,419	$6,357	$3,822	$4,585
Weighted-average updated FICO score (b)	726	733	774	732

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

(b)	Weighted-average updated FICO score excludes accounts with no FICO score available or required.

The PNC Financial Services Group, Inc. – Form 10-Q    49

Troubled Debt Restructurings (TDRs)
Table 41 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three months ended March 31, 2019 and March 31, 2018. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2018 Form 10-K for additional discussion of TDRs.
Table 41: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended March 31, 2019 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	22	$105			$109	$109
Total consumer lending	3,814	42		$24	16	40
Total TDRs	3,836	$147		$24	$125	$149
During the three months ended March 31, 2018 Dollars in millions
Total commercial lending	32	$10		$1	$7	$8
Total consumer lending	2,979	49		30	16	46
Total TDRs	3,011	$59		$31	$23	$54

(a)	Impact of partial charge-offs at TDR date are included in this table.

(b)	Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.

(c)	Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2019 and January 1, 2018, respectively, and (ii) subsequently defaulted during the three months ended March 31, 2019 and March 31, 2018 totaled $18 million and $21 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the three months ended March 31, 2019 and March 31, 2018. Table 42 provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.
Table 42: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
March 31, 2019
Impaired loans with an associated allowance
Total commercial lending	$481	$383	$87	$349
Total consumer lending	855	808	130	813
Total impaired loans with an associated allowance	1,336	1,191	217	1,162
Impaired loans without an associated allowance
Total commercial lending	358	263		295
Total consumer lending	1,014	604		614
Total impaired loans without an associated allowance	1,372	867		909
Total impaired loans	$2,708	$2,058	$217	$2,071
December 31, 2018
Impaired loans with an associated allowance
Total commercial lending	$440	$315	$73	$349
Total consumer lending	863	817	136	904
Total impaired loans with an associated allowance	1,303	1,132	209	1,253
Impaired loans without an associated allowance
Total commercial lending	413	326		294
Total consumer lending	1,042	625		645
Total impaired loans without an associated allowance	1,455	951		939
Total impaired loans	$2,758	$2,083	$209	$2,192

(a)	Average recorded investment is for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 4 ALLOWANCE FOR LOAN AND LEASE LOSSES
We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We have two portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2018 Form 10-K for a description of the accounting policies for ALLL. A rollforward of the ALLL and associated loan data follows:
Table 43: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2019			2018
At or for the three months ended March 31 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,663	$966	$2,629	$1,582	$1,029	$2,611
Charge-offs	(31)	(184)	(215)	(36)	(157)	(193)
Recoveries	19	60	79	26	54	80
Net (charge-offs)	(12)	(124)	(136)	(10)	(103)	(113)
Provision for credit losses	80	109	189	37	55	92
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit	5	1	6	5	2	7
Other		4	4		7	7
March 31	$1,736	$956	$2,692	$1,614	$990	$2,604
TDRs individually evaluated for impairment	$27	$130	$157	$34	$152	$186
Other loans individually evaluated for impairment	60		60	67		67
Loans collectively evaluated for impairment	1,649	551	2,200	1,513	556	2,069
Purchased impaired loans		275	275		282	282
March 31	$1,736	$956	$2,692	$1,614	$990	$2,604
Loan Portfolio
TDRs individually evaluated for impairment	$456	$1,412	$1,868	$384	$1,608	$1,992
Other loans individually evaluated for impairment	190		190	313		313
Loans collectively evaluated for impairment	157,796	69,732	227,528	148,248	67,934	216,182
Fair value option loans (a)		758	758		813	813
Purchased impaired loans		1,949	1,949		2,314	2,314
March 31	$158,442	$73,851	$232,293	$148,945	$72,669	$221,614
Portfolio segment ALLL as a percentage of total ALLL	64%	36%	100%	62%	38%	100%
Ratio of ALLL to total loans	1.10%	1.29%	1.16%	1.08%	1.36%	1.18%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    51

NOTE 5 INVESTMENT SECURITIES
Table 44: Investment Securities Summary

	March 31, 2019				December 31, 2018
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$18,858	$200	$(67)	$18,991	$18,104	$133	$(137)	$18,100
Residential mortgage-backed
Agency	29,549	229	(250)	29,528	29,413	104	(524)	28,993
Non-agency	1,834	302	(11)	2,125	1,924	300	(13)	2,211
Commercial mortgage-backed
Agency	2,598	27	(52)	2,573	2,630	13	(66)	2,577
Non-agency	2,831	16	(15)	2,832	2,689	5	(37)	2,657
Asset-backed	5,508	69	(12)	5,565	4,933	59	(20)	4,972
Other	3,346	104	(13)	3,437	3,821	96	(38)	3,879
Total securities available for sale	$64,524	$947	$(420)	$65,051	$63,514	$710	$(835)	$63,389
Securities Held to Maturity
U.S. Treasury and government agencies	$763	$35	$(11)	$787	$758	$28	$(23)	$763
Residential mortgage-backed
Agency	15,317	90	(185)	15,222	15,740	32	(358)	15,414
Non-agency	149	4		153	152	2		154
Commercial mortgage-backed
Agency	107	1		108	143	1	(1)	143
Non-agency	473	3		476	488	1	(1)	488
Asset-backed	174			174	182	1		183
Other	1,835	75	(22)	1,888	1,849	53	(28)	1,874
Total securities held to maturity	$18,818	$208	$(218)	$18,808	$19,312	$118	$(411)	$19,019

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI, unless credit-related. Securities held to maturity are carried at amortized cost. Investment securities at March 31, 2019 included $623 million of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows.

At March 31, 2019, AOCI included pretax gains of $25 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 45 presents gross unrealized losses and fair value of debt securities at March 31, 2019 and December 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 45: Gross Unrealized Loss and Fair Value of Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(2)	$1,699	$(65)	$5,908	$(67)	$7,607
Residential mortgage-backed
Agency	(2)	1,230	(248)	14,184	(250)	15,414
Non-agency			(11)	332	(11)	332
Commercial mortgage-backed
Agency			(52)	1,500	(52)	1,500
Non-agency	(3)	801	(12)	646	(15)	1,447
Asset-backed	(5)	1,108	(6)	1,178	(11)	2,286
Other			(14)	1,324	(14)	1,324
Total securities available for sale	$(12)	$4,838	$(408)	$25,072	$(420)	$29,910
Securities Held to Maturity
U.S. Treasury and government agencies			$(11)	$460	$(11)	$460
Residential mortgage-backed - Agency			(185)	9,778	(185)	9,778
Other	$(1)	$38	(21)	137	(22)	175
Total securities held to maturity	$(1)	$38	$(217)	$10,375	$(218)	$10,413
December 31, 2018
Securities Available for Sale
U.S. Treasury and government agencies	$(21)	$4,125	$(116)	$5,423	$(137)	$9,548
Residential mortgage-backed
Agency	(57)	4,823	(467)	13,830	(524)	18,653
Non-agency	(1)	74	(12)	310	(13)	384
Commercial mortgage-backed
Agency	(1)	65	(65)	1,516	(66)	1,581
Non-agency	(23)	1,809	(14)	498	(37)	2,307
Asset-backed	(11)	2,149	(9)	1,032	(20)	3,181
Other	(12)	868	(26)	1,293	(38)	2,161
Total securities available for sale	$(126)	$13,913	$(709)	$23,902	$(835)	$37,815
Securities Held to Maturity
U.S. Treasury and government agencies			$(23)	$446	$(23)	$446
Residential mortgage-backed - Agency	$(58)	$4,191	(300)	7,921	(358)	12,112
Commercial mortgage-backed
Agency	(1)	88			(1)	88
Non-agency	(1)	152			(1)	152
Other	(2)	75	(26)	123	(28)	198
Total securities held to maturity	$(62)	$4,506	$(349)	$8,490	$(411)	$12,996

Evaluating Investment Securities for OTTI

For the securities in Table 45, as of March 31, 2019 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2018 Form 10-K. For those securities on our Consolidated Balance Sheet at March 31, 2019, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first three months of 2019 and 2018, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.
Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 46: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense
2019	$27	$(14)	$13	$3
2018	$37	$(38)	$(1)

The PNC Financial Services Group, Inc. – Form 10-Q    53

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2019.
Table 47: Contractual Maturity of Securities

March 31, 2019 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$679	$13,599	$3,795	$785	$18,858
Residential mortgage-backed
Agency	2	52	867	28,628	29,549
Non-agency				1,834	1,834
Commercial mortgage-backed
Agency		590	309	1,699	2,598
Non-agency			332	2,499	2,831
Asset-backed	31	2,529	1,616	1,332	5,508
Other	476	1,522	475	873	3,346
Total securities available for sale	$1,188	$18,292	$7,394	$37,650	$64,524
Fair value	$1,188	$18,294	$7,484	$38,085	$65,051
Weighted-average yield, GAAP basis	2.58%	2.29%	2.98%	3.25%	2.93%
Securities Held to Maturity
U.S. Treasury and government agencies			$490	$273	$763
Residential mortgage-backed
Agency		$78	523	14,716	15,317
Non-agency				149	149
Commercial mortgage-backed
Agency	$11	42	4	50	107
Non-agency				473	473
Asset-backed		7	100	67	174
Other	23	621	749	442	1,835
Total securities held to maturity	$34	$748	$1,866	$16,170	$18,818
Fair value	$34	$768	$1,928	$16,078	$18,808
Weighted-average yield, GAAP basis	4.87%	3.84%	3.45%	3.27%	3.31%
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At March 31, 2019, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA), that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $37.1 billion and fair value of $37.0 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 48: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2019	December 31 2018
Pledged to others	$6,055	$7,597
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$2,235	$6,905
Permitted amount repledged to others	$1,151	$923

(a)	Includes $6.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements at December 31, 2018 that were not repledged to others.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

54    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 6 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 6 Fair Value in our 2018 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 6 Fair Value in our 2018 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.
Table 49: Fair Value Measurements – Recurring Basis Summary

	March 31, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$471	$2	$473		$493	$2	$495
Commercial mortgage loans held for sale		90	73	163		309	87	396
Securities available for sale
U.S. Treasury and government agencies	$18,642	349		18,991	$17,753	347		18,100
Residential mortgage-backed
Agency		29,528		29,528		28,993		28,993
Non-agency		83	2,042	2,125		83	2,128	2,211
Commercial mortgage-backed
Agency		2,573		2,573		2,577		2,577
Non-agency		2,832		2,832		2,657		2,657
Asset-backed		5,299	266	5,565		4,698	274	4,972
Other		3,352	85	3,437		3,795	84	3,879
Total securities available for sale	18,642	44,016	2,393	65,051	17,753	43,150	2,486	63,389
Loans		486	272	758		510	272	782
Equity investments (a)	569		1,217	1,974	751		1,255	2,209
Residential mortgage servicing rights			1,131	1,131			1,257	1,257
Commercial mortgage servicing rights			681	681			726	726
Trading securities (b)	1,991	1,552	2	3,545	2,137	1,777	2	3,916
Financial derivatives (b) (c)	4	2,308	56	2,368	3	2,053	25	2,081
Other assets	318	129		447	291	157	45	493
Total assets	$21,524	$49,052	$5,827	$76,591	$20,935	$48,449	$6,157	$75,744
Liabilities
Other borrowed funds	$1,389	$99	$6	$1,494	$868	$132	$7	$1,007
Financial derivatives (c) (d)	3	1,672	230	1,905	1	2,021	268	2,290
Other liabilities			62	62			58	58
Total liabilities	$1,392	$1,771	$298	$3,461	$869	$2,153	$333	$3,355

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at March 31, 2019 and December 31, 2018 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    55

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2019 and 2018 follow:
Table 50: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2019

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2019 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2019
Assets
Residential mortgage loans held for sale	$2				$1	$(1)			$3	$(3)	$2
Commercial mortgage loans held for sale	87	$1						$(15)			73	$1
Securities available for sale
Residential mortgage- backed non-agency	2,128	18		$2				(106)			2,042
Asset-backed	274			2				(10)			266
Other	84				1						85
Total securities available for sale	2,486	18		4	1			(116)			2,393
Loans	272	3			20	(3)		(14)	2	(8)	272	1
Equity investments	1,255	52			45	(135)					1,217
Residential mortgage servicing rights	1,257	(106)			6		7	(33)			1,131	(106)
Commercial mortgage servicing rights	726	(33)			19		7	(38)			681	(33)
Trading securities	2										2
Financial derivatives	25	39			2			(10)			56	41
Other assets	45							(45)
Total assets	$6,157	$(26)		$4	$94	$(139)	$14	$(271)	$5	$(11)	$5,827	$(96)
Liabilities
Other borrowed funds	$7						$14	$(15)			$6
Financial derivatives	268	$30				$2		(70)			230	$34
Other liabilities	58	9					2	(7)			62	9
Total liabilities	$333	$39				$2	$16	$(92)			$298	$43
Net gains (losses)		$(65)	(c)									$(139)	(d)

56    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2018 (a) (b)
Level 3 Instruments Only In millions	Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Mar. 31, 2018
Assets
Residential mortgage loans held for sale	$3				$1	$(1)			$2	$(3)	$2
Commercial mortgage loans held for sale	107							$(15)			92
Securities available for sale
Residential mortgage- backed non-agency	2,661	$19		$3				(138)			2,545
Asset-backed	332	(1)		5				(15)			321
Other	87	5		1	2			(1)			94
Total securities available for sale	3,080	23		9	2			(154)			2,960
Loans	298	2			37	(7)		(18)	2	(12)	302	$2
Equity investments	1,036	26			82	(15)					1,129	25
Residential mortgage servicing rights	1,164	107			9		$13	(37)			1,256	105
Commercial mortgage servicing rights	668	48			23		17	(33)			723	48
Trading securities	2										2
Financial derivatives	10	7			1			(6)			12	9
Other assets	107	3						(42)			68	3
Total assets	$6,475	$216		$9	$155	$(23)	$30	$(305)	$4	$(15)	$6,546	$192
Liabilities
Other borrowed funds	$11						$19	$(21)			$9
Financial derivatives	487	$10				$3		(63)			437	$5
Other liabilities	33	2			$12		5	(10)			42	2
Total liabilities	$531	$12			$12	$3	$24	$(94)			$488	$7
Net gains (losses)		$204	(c)									$185	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

An instrument's categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels. Our policy is to recognize transfers in and transfers out as of the end of the reporting period.

The PNC Financial Services Group, Inc. – Form 10-Q    57

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 51: Fair Value Measurements – Recurring Quantitative Information

March 31, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$73	Discounted cash flow	Spread over the benchmark curve (a)	530bps - 2,060bps (1,368bps)
Residential mortgage-backed non-agency securities	2,042	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (10.5%)
			Constant default rate	0.0% - 15.9% (5.0%)
			Loss severity	10.0% - 95.7% (49.3%)
			Spread over the benchmark curve (a)	206bps weighted-average
Asset-backed securities	266	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (8.2%)
			Constant default rate	1.0% - 18.5% (3.6%)
			Loss severity	15.0% - 100.0% (58.0%)
			Spread over the benchmark curve (a)	220bps weighted-average
Loans	131	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (79.8%)
			Loss severity	0.0% - 100.0% (16.5%)
			Discount rate	5.5% - 8.3% (5.8%)
	90	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.5% weighted-average
	51	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.2%)
Equity investments	1,217	Multiple of adjusted earnings	Multiple of earnings	5.0x - 19.7x (8.5x)
Residential mortgage servicing rights	1,131	Discounted cash flow	Constant prepayment rate	0.0% - 60.3% (10.5%)
			Spread over the benchmark curve (a)	280bps - 1,438bps (805bps)
Commercial mortgage servicing rights	681	Discounted cash flow	Constant prepayment rate	4.3% - 15.7% (5.5%)
			Discount rate	6.2% - 8.3% (8.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(216)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	63
Total Level 3 assets, net of liabilities (d)	$5,529

58    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$87	Discounted cash flow	Spread over the benchmark curve (a)	535bps - 1,900bps (1,217bps)
Residential mortgage-backed non-agency securities	2,128	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 33.0% (11.8%)
			Constant default rate	0.0% - 18.8% (5.1%)
			Loss severity	10.0% - 100.0% (50.8%)
			Spread over the benchmark curve (a)	216bps weighted-average
Asset-backed securities	274	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (8.5%)
			Constant default rate	1.0% - 18.5% (4.0%)
			Loss severity	15.0% - 100.0% (63.8%)
			Spread over the benchmark curve (a)	198bps weighted-average
Loans	129	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.8%)
			Loss severity	0.0% - 100.0% (17.2%)
			Discount rate	5.5% - 8.3% (5.8%)
	90	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.8% weighted-average
	53	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.3%)
Equity investments	1,255	Multiple of adjusted earnings	Multiple of earnings	4.5x - 16.0x (8.4x)
Residential mortgage servicing rights	1,257	Discounted cash flow	Constant prepayment rate	0.0% - 54.5% (8.7%)
			Spread over the benchmark curve (a)	492bps - 1,455bps (806bps)
Commercial mortgage servicing rights	726	Discounted cash flow	Constant prepayment rate	4.6% - 14.7% (5.7%)
			Discount rate	6.9% - 8.5% (8.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(210)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	35
Total Level 3 assets, net of liabilities (d)	$5,824

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $5.8 billion and total Level 3 liabilities of $.3 billion as of March 31, 2019 and $6.1 billion and $.3 billion as of December 31, 2018, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 52. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 6 Fair Value in our 2018 Form 10-K.
Table 52: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2019	December 31 2018	March 31 2019	March 31 2018
Assets
Nonaccrual loans	$127	$128	$(18)	$(23)
OREO and foreclosed assets	31	59	(2)
Long-lived assets	8	11	(4)	(2)
Total assets	$166	$198	$(24)	$(25)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2018 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 53: Fair Value Option – Fair Value and Principal Balances

	March 31, 2019			December 31, 2018
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$467	$450	$17	$489	$472	$17
Accruing loans 90 days or more past due	3	3		2	2
Nonaccrual loans	3	4	(1)	4	4
Total	$473	$457	$16	$495	$478	$17
Commercial mortgage loans held for sale (a)
Performing loans	$163	$183	$(20)	$396	$411	$(15)
Nonaccrual loans
Total	$163	$183	$(20)	$396	$411	$(15)
Residential mortgage loans
Performing loans	$288	$306	$(18)	$279	$298	$(19)
Accruing loans 90 days or more past due	286	294	(8)	321	329	(8)
Nonaccrual loans	184	291	(107)	182	292	(110)
Total	$758	$891	$(133)	$782	$919	$(137)
Other assets	$128	$127	$1	$156	$176	$(20)
Liabilities
Other borrowed funds	$49	$50	$(1)	$64	$65	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2019 or December 31, 2018.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 54: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2019	2018
Assets
Residential mortgage loans held for sale	$14	$4
Commercial mortgage loans held for sale	$5	$14
Residential mortgage loans	$4	$3
Other assets	$9	$11

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2019 and December 31, 2018. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 55, see Note 6 Fair Value in our 2018 Form 10-K.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2019
Assets
Cash and due from banks	$5,062	$5,062	$5,062
Interest-earning deposits with banks	15,261	15,261		$15,261
Securities held to maturity	18,818	18,808	787	17,859	$162
Net loans (excludes leases)	221,495	223,547			223,547
Other assets	6,268	6,267		6,262	5
Total assets	$266,904	$268,945	$5,849	$39,382	$223,714
Liabilities
Time deposits	$19,620	$19,428		$19,428
Borrowed funds	58,365	58,907		57,002	$1,905
Unfunded loan commitments and letters of credit	279	279			279
Other liabilities	447	447		447
Total liabilities	$78,711	$79,061		$76,877	$2,184
December 31, 2018
Assets
Cash and due from banks	$5,608	$5,608	$5,608
Interest-earning deposits with banks	10,893	10,893		$10,893
Securities held to maturity	19,312	19,019	763	18,112	$144
Net loans (excludes leases)	215,525	216,492			216,492
Other assets	11,065	11,065		11,060	5
Total assets	$262,403	$263,077	$6,371	$40,065	$216,641
Liabilities
Time deposits	$18,507	$18,246		$18,246
Borrowed funds	56,412	56,657		54,872	$1,785
Unfunded loan commitments and letters of credit	285	285			285
Other liabilities	393	393		393
Total liabilities	$75,597	$75,581		$73,511	$2,070

The aggregate fair values in Table 55 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 49);

•	investments accounted for under the equity method;

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01;

•	real and personal property;

•	lease financing;

•	loan customer relationships;

•	deposit customer intangibles;

•	mortgage servicing rights (MSRs);

•	retail branch networks;

•	fee-based businesses, such as asset management and brokerage;

•	trademarks and brand names;

•	trade receivables and payables due in one year or less; and

•	deposit liabilities with no defined or contractual maturities under ASU 2016-01.

The PNC Financial Services Group, Inc. – Form 10-Q    61

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2018 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.8 billion and $2.0 billion at March 31, 2019 and December 31, 2018, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 7, as well as Note 6 Fair Value in our 2018 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2018 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 56: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2019	2018	2019	2018
January 1	$726	$668	$1,257	$1,164
Additions:
From loans sold with servicing retained	7	17	7	13
Purchases	19	23	6	9
Changes in fair value due to:
Time and payoffs (a)	(38)	(33)	(33)	(37)
Other (b)	(33)	48	(106)	107
March 31	$681	$723	$1,131	$1,256
Related unpaid principal balance at March 31	$186,946	$169,172	$123,079	$124,696
Servicing advances at March 31	$243	$200	$138	$197

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2019 are shown in Tables 57 and 58. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 57 and 58. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The PNC Financial Services Group, Inc. – Form 10-Q    62

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 57: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2019	December 31 2018
Fair value	$681	$726
Weighted-average life (years)	4.1	4.1
Weighted-average constant prepayment rate	5.45%	5.65%
Decline in fair value from 10% adverse change	$10	$10
Decline in fair value from 20% adverse change	$19	$19
Effective discount rate	8.23%	8.39%
Decline in fair value from 10% adverse change	$18	$19
Decline in fair value from 20% adverse change	$36	$39

Table 58: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2019		December 31 2018
Fair value	$1,131		$1,257
Weighted-average life (years)	6.2		6.9
Weighted-average constant prepayment rate	10.46%		8.69%
Decline in fair value from 10% adverse change	$43		$41
Decline in fair value from 20% adverse change	$83		$79
Weighted-average option adjusted spread	805	bps	806	bps
Decline in fair value from 10% adverse change	$32		$37
Decline in fair value from 20% adverse change	$63		$73

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended March 31, 2019 and 2018. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 8 EMPLOYEE BENEFIT PLANS

Pension and Postretirement Plans

As described in Note 11 Employee Benefit Plans in our 2018 Form 10-K, we have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation and are subject to a minimum annual amount. Any pension contributions to the plan are based on an actuarially determined amount necessary to fund total benefits payable to plan participants.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. We reserve the right to terminate or make changes to these plans at any time.

The components of our net periodic benefit cost for the three months ended March 31, 2019 and 2018, respectively, were as follows:

The PNC Financial Services Group, Inc. – Form 10-Q    63

Table 59: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended March 31 In millions	2019	2018	2019	2018	2019	2018
Net periodic cost consists of:
Service cost	$28	$28	$1	$1	$1	$1
Interest cost	46	43	2	2	3	3
Expected return on plan assets	(72)	(76)			(1)	(1)
Amortization of prior service credit	1
Amortization of actuarial losses			1	1
Net periodic cost/(benefit)	$3	$(5)	$4	$4	$3	$3

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.
NOTE 9 FINANCIAL DERIVATIVES

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2018 Form 10-K.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Table 60: Total Gross Derivatives

	March 31, 2019			December 31, 2018
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$30,701	$7		$30,919	$7
Cash flow hedges	21,946	3		17,337	1
Foreign exchange contracts:
Net investment hedges	1,008		$29	1,012		$10
Total derivatives designated for hedging under GAAP	$53,655	$10	$29	$49,268	$8	$10
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$41,334	$14	$4	$43,084		$3
Futures (e)	4,535			10,658
Mortgage-backed commitments	6,277	64	57	5,771	$47	39
Other	9,880	26	12	6,509	10	3
Subtotal	62,026	104	73	66,022	57	45
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	224,133	1,780	1,213	218,496	1,352	1,432
Futures (e)	564			914
Mortgage-backed commitments	2,708	6	9	2,246	7	10
Other	22,059	83	25	20,109	77	33
Subtotal	249,464	1,869	1,247	241,765	1,436	1,475
Commodity contracts:
Swaps	4,620	144	139	4,813	244	238
Other	1,387	15	15	1,418	67	67
Subtotal	6,007	159	154	6,231	311	305
Foreign exchange contracts and other	23,624	186	180	23,253	194	192
Subtotal	279,095	2,214	1,581	271,249	1,941	1,972
Derivatives used for other risk management activities:
Foreign exchange contracts and other	8,711	40	222	7,908	75	263
Total derivatives not designated for hedging under GAAP	$349,832	$2,358	$1,876	$345,179	$2,073	$2,280
Total gross derivatives	$403,487	$2,368	$1,905	$394,447	$2,081	$2,290
Less: Impact of legally enforceable master netting agreements		695	695		688	688
Less: Cash collateral received/paid		302	626		341	539
Total derivatives		$1,371	$584		$1,052	$1,063

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    65

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

In the 12 months that follow March 31, 2019, we expect to reclassify net derivative losses of $7 million pretax, or $5 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2019. As of March 31, 2019, the maximum length of time over which forecasted transactions are hedged is ten years.

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 61: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2019
Total amounts on the Consolidated Income Statement	$2,602	$620	$481	$308
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$58	$(274)
Derivatives		$(55)	$228
Amounts related to interest settlements on derivatives		$5	$11
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(8)	$1		$15
For the three months ended March 31, 2018
Total amounts on the Consolidated Income Statement	$2,228	$512	$344	$245
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(90)	$370
Derivatives		$92	$(370)
Amounts related to interest settlements on derivatives		$(3)	$26
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$26	$4		$2

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 62: Hedged Items - Fair Value Hedges

	March 31, 2019		December 31, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$6,418	$(54)	$6,216	$(103)
Borrowed funds	$26,740	$14	$27,121	$(260)

(a)	Includes $(.5) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for both periods presented.

(b)	Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Net losses on net investment hedge derivatives recognized in OCI were $18 million and $39 million for the three months ended March 31, 2019 and 2018, respectively.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2018 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 63: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended March 31
In millions	2019	2018
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$128	$(114)
Derivatives used for customer-related activities:
Interest rate contracts	(2)	56
Foreign exchange contracts and other (b)	23	44
Gains (losses) from customer-related activities (c)	21	100
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(54)	(17)
Total gains (losses) from derivatives not designated as hedging instruments	$95	$(31)

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features, see Note 13 Financial Derivatives in our 2018 Form 10-K.

Table 64 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2019 and December 31, 2018. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

The PNC Financial Services Group, Inc. – Form 10-Q    67

Table 64 includes over-the-counter (OTC) derivatives and OTC cleared derivatives. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 64: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$18			$18			$18
Over-the-counter	1,965	$431	$295	1,239		$70	1,169
Commodity contracts	159	117	1	41			41
Foreign exchange and other contracts	226	147	6	73			73
Total derivative assets	$2,368	$695	$302	$1,371	(a)	$70	$1,301
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	1,297	$543	$537	217			217
Commodity contracts	154	90	39	25			25
Foreign exchange and other contracts	431	62	50	319			319
Total derivative liabilities	$1,905	$695	$626	$584	(b)		$584
December 31, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$29			$29			$29
Over-the-counter	1,472	$450	$117	905		$25	880
Commodity contracts	311	76	210	25			25
Foreign exchange and other contracts	269	162	14	93			93
Total derivative assets	$2,081	$688	$341	$1,052	(a)	$25	$1,027
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$24			$24			$24
Over-the-counter	1,496	$557	$489	450		$11	439
Commodity contracts	305	56	17	232			232
Foreign exchange and other contracts	465	75	33	357			357
Total derivative liabilities	$2,290	$688	$539	$1,063	(b)	$11	$1,052

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At March 31, 2019, we held cash, U.S. government securities and mortgage-backed securities totaling $.5 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral

68    The PNC Financial Services Group, Inc. – Form 10-Q

held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2019 was $1.1 billion for which we had posted collateral of $.6 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2019 would be $.5 billion.

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2019	2018
Basic
Net income	$1,271	$1,239
Less:
Net income attributable to noncontrolling interests	10	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shares	1,197	1,165
Less: Dividends and undistributed earnings allocated to participating securities	5	5
Net income attributable to basic common shares	$1,192	$1,160
Basic weighted-average common shares outstanding	455	473
Basic earnings per common share (a)	$2.62	$2.45
Diluted
Net income attributable to basic common shares	$1,192	$1,160
Less: Impact of BlackRock earnings per share dilution	3	2
Net income attributable to diluted common shares	$1,189	$1,158
Basic weighted-average common shares outstanding	455	473
Dilutive potential common shares	1	3
Diluted weighted-average common shares outstanding	456	476
Diluted earnings per common share (a)	$2.61	$2.43

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q    69

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2019 and 2018 follows.
Table 66: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2017 (a)	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (b)					(22)	6			(16)
Balance at January 1, 2018 (a)	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					1,229			10	1,239
Other comprehensive income (loss), net of tax						(557)			(557)
Cash dividends declared
Common					(358)				(358)
Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(3)			6			(631)		(625)
Other				(154)				(16)	(170)
Balance at March 31, 2018 (a)	470	$2,710	$3,986	$12,241	$36,266	$(699)	$(7,535)	$66	$47,035
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (c)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					1,261			10	1,271
Other comprehensive income (loss), net of tax						720			720
Cash dividends declared
Common					(436)				(436)
Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(5)			10			(631)		(621)
Other			3	(118)				(13)	(128)
Balance at March 31, 2019 (a)	452	$2,711	$3,990	$12,183	$39,742	$(5)	$(10,085)	$39	$48,575

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2018 Form 10-K for additional detail on the adoption of these ASUs.

(c)
Represents the impact of the adoption of ASU 2016-02 related primarily to deferred gains on previous sale-leaseback transactions. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail.

The following table provides the dividends per share for PNC's common and preferred stock.

Table 67: Dividends Per Share (a)

	March 31, 2019	March 31, 2018
Common Stock	$.95	$.75
Preferred Stock
Series B	$.45	$.45
Series O	$3,375	$3,375
Series P	$1,531	$1,531
Series Q	$1,344	$1,344
Series R	—	—
Series S	—	—
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock

On April 4, 2019, we declared a quarterly common stock cash dividend of $.95 per share payable on May 5, 2019.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:
Table 68: Other Comprehensive Income (Loss)

	Three months ended March 31
In millions	2019	2018
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$640	$(645)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	(2)	(3)
Net increase (decrease), pre-tax	639	(646)
Effect of income taxes	(147)	150
Net increase (decrease), after-tax	492	(496)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	9	14
Net increase (decrease), pre-tax	9	14
Effect of income taxes	(2)	(4)
Net increase (decrease), after-tax	7	10
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	108	(161)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	(8)	26
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	1	4
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	15	2
Net increase (decrease), pre-tax	100	(193)
Effect of income taxes	(23)	44
Net increase (decrease), after-tax	77	(149)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	143	61
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	1
Amortization of prior service cost (credit) reclassified to other noninterest expense	1	1
Net increase (decrease), pre-tax	145	63
Effect of income taxes	(33)	(15)
Net increase (decrease), after-tax	112	48
Other
PNC’s portion of BlackRock’s OCI	29	22
Net investment hedge derivatives	(18)	(39)
Foreign currency translation adjustments and other	23	44
Net increase (decrease), pre-tax	34	27
Effect of income taxes	(2)	3
Net increase (decrease), after-tax	32	30
Total other comprehensive income (loss), pre-tax	927	(735)
Total other comprehensive income (loss), tax effect	(207)	178
Total other comprehensive income (loss), after-tax	$720	$(557)

The PNC Financial Services Group, Inc. – Form 10-Q    71

Table 69: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(496)	10	(149)	48	30	(557)
Balance at March 31, 2018	$(375)	$225	$35	$(494)	$(90)	$(699)
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(162)	$(725)
Net activity	492	7	77	112	32	720
Balance at March 31, 2019	$208	$211	$124	$(418)	$(130)	$(5)

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2018 Form 10-K for additional detail on this adoption.

NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2018 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2019, we estimate that it is reasonably possible that we could incur losses in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 19 in our 2018 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

DD Growth Premium Master Fund

In March 2019, the parties to the proceedings brought by the liquidator of the DD Growth Premium Master Fund (DD Growth) and pending in the High Court, Dublin, Ireland entered into a settlement agreement to resolve this lawsuit. The settlement is conditioned, among other things, on court approval in the Cayman Islands where DD Growth is organized. PNC and BNY Mellon have agreed on the amount of PNC’s contribution to this settlement, which is not material.
Other Regulatory and Governmental Inquiries

We are the subject of investigations, audits and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2019 and December 31, 2018, respectively.
Table 70: Commitments to Extend Credit and Other Commitments

In millions	March 31 2019	December 31 2018
Commitments to extend credit
Total commercial lending	$122,014	$120,165
Home equity lines of credit	17,094	16,944
Credit card	28,187	27,100
Other	5,844	5,069
Total commitments to extend credit	173,139	169,278
Net outstanding standby letters of credit (a)	9,236	8,655
Reinsurance agreements (b)	1,492	1,549
Standby bond purchase agreements (c)	1,145	1,000
Other commitments (d)	1,472	1,130
Total commitments to extend credit and other commitments	$186,484	$181,612

(a)	Net outstanding standby letters of credit include $3.7 billion at both March 31, 2019 and December 31, 2018, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of both March 31, 2019 and December 31, 2018, the aggregate maximum exposure amount comprised $1.3 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident and health contracts.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both March 31, 2019 and December 31, 2018.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2019, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

The PNC Financial Services Group, Inc. – Form 10-Q    73

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2019 had terms ranging from less than one year to six years.

As of March 31, 2019, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at March 31, 2019 and is included in Other liabilities on our Consolidated Balance Sheet.
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

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 71: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2019
Income Statement
Net interest income	$1,349	$877	$70		$179	$2,475
Noninterest income	595	576	217	$233	190	1,811
Total revenue	1,944	1,453	287	233	369	4,286
Provision for credit losses (benefit)	128	71	(1)		(9)	189
Depreciation and amortization	51	50	12		121	234
Other noninterest expense	1,417	636	218		73	2,344
Income before income taxes and noncontrolling interests	348	696	58	233	184	1,519
Income taxes (benefit)	84	144	13	36	(29)	248
Net income	$264	$552	$45	$197	$213	$1,271
Average Assets (b)	$91,255	$157,169	$7,259	$8,080	$122,135	$385,898
2018
Income Statement
Net interest income	$1,218	$861	$74		$208	$2,361
Noninterest income	635	547	226	$235	107	1,750
Total revenue	1,853	1,408	300	235	315	4,111
Provision for credit losses (benefit)	69	41	(7)		(11)	92
Depreciation and amortization	45	48	12		128	233
Other noninterest expense	1,411	605	213		65	2,294
Income before income taxes and noncontrolling interests	328	714	82	235	133	1,492
Income taxes (benefit)	79	151	20	38	(35)	253
Net income	$249	$563	$62	$197	$168	$1,239
Average Assets (b)	$88,734	$151,909	$7,499	$7,704	$120,429	$376,275

(a)	There were no material intersegment revenues for the three months ended March 31, 2019 and 2018.

(b)	Period-end balances for BlackRock.

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

The PNC Financial Services Group, Inc. – Form 10-Q    75

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

Our equity investment in BlackRock is significant and accounted for under the equity method. It provides us with an additional source of noninterest income and increases our overall revenue diversification. At March 31, 2019, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $115 million and $101 million during the first three months of 2019 and 2018, respectively. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

The following table presents summarized income statement information for BlackRock, Inc.

Table 72: BlackRock, Inc. Summarized Financial Data

	Three months ended March 31
In millions	2019	2018
Total revenue	$3,346	$3,583
Total expense	2,113	2,208
Operating income	1,233	1,375
Total nonoperating income (expense)	125	(16)
Income before income taxes	1,358	1,359
Income tax expense	298	265
Net income	1,060	1,094
Less: Net income attributable to noncontrolling interests	7	5
Net income attributable to BlackRock, Inc.	$1,053	$1,089

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 23 Fee-based Revenue from Contracts with Customers in our 2018 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
Fee-based revenue within the scope of Topic 606 is recognized within three of our reportable business segments, Retail Banking, Corporate & Institutional Banking and Asset Management Group. Income recognized from our investment in BlackRock, also a reportable segment, is outside of the scope of the standard. Topic 606 also excludes interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets.
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products follows each table.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Table 73: Retail Banking Noninterest Income Disaggregation

	Three months ended March 31
In millions	2019	2018
Product
Deposit account fees	$148	$144
Debit card fees	124	117
Brokerage fees	89	86
Merchant services	48	47
Net credit card fees (a)	48	45
Other	66	70
Total in-scope noninterest income by product	$523	$509
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$523	$509
Total out-of-scope noninterest income (b)	72	126
Total Retail Banking noninterest income	$595	$635

(a)
Net credit card fees consists of interchange fees of $112 million and $102 million and credit card reward costs of $64 million and $57 million for the three months ended March 31, 2019 and 2018, respectively.

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

77    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

Table 74: Corporate & Institutional Banking Noninterest Income Disaggregation

In millions	Three months ended March 31
In millions	2019	2018
Product
Treasury management fees	$199	$185
Capital markets fees	127	115
Commercial mortgage banking activities	25	21
Other	17	16
Total in-scope noninterest income by product	$368	$337
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$368	$337
Total out-of-scope noninterest income (a)	208	210
Total Corporate & Institutional Banking noninterest income	$576	$547

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Treasury Management Fees
Corporate & Institutional Banking provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management fees are recognized over time as we perform these services.

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

Other
Other noninterest income within Corporate & Institutional Banking primarily comprised fees from collateral management and asset management services. We earn these fees over time as we perform these services.

Asset Management Group

Table 75: Asset Management Group Noninterest Income Disaggregation

	Three months ended March 31
In millions	2019	2018
Customer Type
Personal	$147	$154
Institutional	65	68
Total in-scope noninterest income by customer type	$212	$222
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$212	$222
Total out-of-scope noninterest income (a)	5	4
Total Asset Management Group noninterest income	$217	$226

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

The PNC Financial Services Group, Inc. – Form 10-Q    78

NOTE 16 LEASES
We lease retail branches, ATMs, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of one year to sixty-two years, some of which may include options to renew the leases for up to ninety-nine years, and some of which may include options to terminate the leases prior to the end date. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

At adoption of ASU 2016-02 on January 1, 2019, we elected to account for the lease and nonlease components of existing real estate leases and leases of advertising assets, such as signage, as a single lease component. Effective January 1, 2019, lease and nonlease components of new lease agreements will be accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and nonlease components include common-area maintenance costs. Generally, we have elected to use the Overnight Indexed Swap rate corresponding to the term of the lease at the lease measurement date as our incremental borrowing rate to measure the right-of-use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material.

Operating and finance lease assets and liabilities at March 31, 2019 were as follows:

Table 76: Leases

In millions	March 31, 2019
Assets
Operating	$2,041
Finance	103
Total lease assets	$2,144
Liabilities
Operating	$2,198
Finance	109
Total lease liabilities	$2,307

Future undiscounted cash flows on our operating and finance leases are as follows:

Table 77: Maturity of Lease Liabilities

	March 31, 2019
In millions	Operating Leases	Finance Leases	Total Leases
Remainder of 2019	$266	$31	$297
2020	342	36	378
2021	313	27	340
2022	275	6	281
2023	243	2	245
After 2023	1,015	12	1,027
Total lease payments	$2,454	$114	$2,568
Less: Interest	(256)	(5)
Present value of lease liabilities	$2,198	$109

At December 31, 2018, operating lease commitments under lesee arrangements were $374 million, $346 million, $308 million, $258 million, $228 million for 2019 through 2023, respectively, and $941 million in the aggregate for all years thereafter.

The PNC Financial Services Group, Inc. – Form 10-Q    79

Lease term and discount rates at March 31, 2019 were as follows:

Table 78: Lease Term and Discount Rates

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9.2
Finance leases	4.2
Weighted-average discount rate
Operating leases	2.34%
Finance leases	2.31%

NOTE 17 SUBSEQUENT EVENTS

On April 22, 2019, the parent company issued $1.5 billion of senior notes with a maturity date of April 23, 2029. Interest is payable semi-annually at a fixed rate of 3.45% per annum, on April 23 and October 23 of each year, beginning on October 23, 2019.

The PNC Financial Services Group, Inc. – Form 10-Q    80

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2019			2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$29,002	$213	2.94%	$25,438	$165	2.60%
Non-agency	1,890	35	7.31%	2,398	36	5.99%
Commercial mortgage-backed	5,368	42	3.13%	4,534	31	2.75%
Asset-backed	5,136	43	3.35%	5,158	37	2.87%
U.S. Treasury and government agencies	18,240	114	2.49%	14,307	74	2.07%
Other	3,671	30	3.34%	4,233	34	3.17%
Total securities available for sale	63,307	477	3.01%	56,068	377	2.69%
Securities held to maturity
Residential mortgage-backed	15,627	118	3.01%	14,818	105	2.84%
Commercial mortgage-backed	600	5	3.53%	902	8	3.76%
Asset-backed	177	2	3.83%	199	1	2.90%
U.S. Treasury and government agencies	760	5	2.81%	743	5	2.80%
Other	1,847	20	4.40%	1,926	23	4.44%
Total securities held to maturity	19,011	150	3.16%	18,588	142	3.05%
Total investment securities	82,318	627	3.05%	74,656	519	2.78%
Loans
Commercial	119,345	1,291	4.33%	111,462	1,044	3.74%
Commercial real estate	28,147	307	4.37%	28,901	276	3.81%
Equipment lease financing	7,263	71	3.93%	7,845	73	3.68%
Consumer	54,996	751	5.54%	55,588	667	4.87%
Residential real estate	18,794	202	4.29%	17,308	190	4.40%
Total loans	228,545	2,622	4.61%	221,104	2,250	4.09%
Interest-earning deposits with banks	15,017	91	2.43%	25,667	98	1.52%
Other interest-earning assets	11,068	115	4.14%	7,904	80	4.11%
Total interest-earning assets/interest income	336,948	3,455	4.11%	329,331	2,947	3.59%
Noninterest-earning assets	48,950			46,944
Total assets	$385,898			$376,275
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$54,702	155	1.15%	$58,523	$78.54%
Demand	63,480	81.52%		59,620	31.21%
Savings	58,821	164	1.13%	48,451	68.57%
Time deposits	18,813	72	1.55%	16,844	36.88%
Total interest-bearing deposits	195,816	472.98%		183,438	213.47%
Borrowed funds
Federal Home Loan Bank borrowings	21,491	149	2.77%	20,721	91	1.76%
Bank notes and senior debt	25,418	223	3.50%	28,987	176	2.43%
Subordinated debt	5,883	66	4.50%	5,179	51	3.91%
Other	6,991	43	2.44%	4,751	26	2.18%
Total borrowed funds	59,783	481	3.21%	59,638	344	2.31%
Total interest-bearing liabilities/interest expense	255,599	953	1.50%	243,076	557.91%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	71,402			77,222
Accrued expenses and other liabilities	11,242			9,118
Equity	47,655			46,859
Total liabilities and equity	$385,898			$376,275
Interest rate spread			2.61%			2.68%
Impact of noninterest-bearing sources			.37			.23
Net interest income/margin		$2,502	2.98%		$2,390	2.91%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    81

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$28,375	$203	2.86%
Non-agency	1,993	35	7.08%
Commercial mortgage-backed	4,830	36	2.99%
Asset-backed	5,186	42	3.24%
U.S. Treasury and government agencies	18,443	113	2.41%
Other	3,920	33	3.37%
Total securities available for sale	62,747	462	2.93%
Securities held to maturity
Residential mortgage-backed	15,941	119	2.98%
Commercial mortgage-backed	648	6	3.68%
Asset-backed	185	2	3.76%
U.S. Treasury and government agencies	756	5	2.86%
Other	1,856	21	4.41%
Total securities held to maturity	19,386	153	3.14%
Total investment securities	82,133	615	2.98%
Loans
Commercial	116,596	1,243	4.17%
Commercial real estate	28,382	320	4.42%
Equipment lease financing	7,216	68	3.77%
Consumer	55,331	742	5.32%
Residential real estate	18,405	203	4.41%
Total loans	225,930	2,576	4.49%
Interest-earning deposits with banks	16,691	93	2.25%
Other interest-earning assets	10,431	103	3.93%
Total interest-earning assets/interest income	335,185	3,387	3.99%
Noninterest-earning assets	47,906
Total assets	$383,091
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$55,228	$137.99%
Demand	62,207	73.46%
Savings	55,065	144	1.04%
Time deposits	18,743	65	1.38%
Total interest-bearing deposits	191,243	419.87%
Borrowed funds
Federal Home Loan Bank borrowings	20,683	136	2.57%
Bank notes and senior debt	26,380	224	3.31%
Subordinated debt	5,874	65	4.44%
Other	5,847	34	2.36%
Total borrowed funds	58,784	459	3.07%
Total interest-bearing liabilities/interest expense	250,027	878	1.38%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	75,228
Accrued expenses and other liabilities	10,833
Equity	47,003
Total liabilities and equity	$383,091
Interest rate spread			2.61%
Impact of noninterest-bearing sources			.35
Net interest income/margin		$2,509	2.96%

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

(b)	Loan fees for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018 were $28 million, $40 million and $32 million, respectively.

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

82    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Three months ended
In millions	March 31, 2019	December 31, 2018	March 31, 2018
Net interest income (GAAP)	$2,475	$2,481	$2,361
Taxable-equivalent adjustments	27	28	29
Net interest income (Non-GAAP)	$2,502	$2,509	$2,390

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
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2018 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the first quarter of 2019 are included in the following table:

2019 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	4,014	$121.50	4,010	16,704
February 1 - 28	1,481	$122.97	914	15,790
March 1 - 31	992	$125.83	992	14,798
Total	6,487	$122.50

(a)
Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements of our 2018 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2018, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2018, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2018 capital plan. In the first quarter of 2019, we repurchased 5.9 million shares of common stock on the open market, with an average price of $122.54 per share and an aggregate repurchase price of $.7 billion.

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

The PNC Financial Services Group, Inc. – Form 10-Q    83

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
Other information posted on our corporate website that may not be available in our filings with the SEC includes information relating to our corporate governance and annual communications from our chairman to shareholders, as well as our corporate social responsibility activities under "About Us – Corporate Responsibility."
Where we have included web addresses in this Report, such as our web address and the web address of the SEC, we have included those web addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.
Financial Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contactus for copies without exhibits, or via email to investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

84    The PNC Financial Services Group, Inc. – Form 10-Q

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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2018 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 3, 2019 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    85