Form 10-Q
period 2019-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2019-08-01
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 19, 2019, there were 445,256,904 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2019 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2019 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2019 Form 10-Q (continued)

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
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Financial Results (a)
Revenue
Net interest income	$2,498	$2,413	$4,973	$4,774
Noninterest income	1,941	1,911	3,752	3,661
Total revenue	4,439	4,324	8,725	8,435
Provision for credit losses	180	80	369	172
Noninterest expense	2,611	2,584	5,189	5,111
Income before income taxes and noncontrolling interests	$1,648	$1,660	$3,167	$3,152
Net income	$1,374	$1,356	$2,645	$2,595
Less:
Net income attributable to noncontrolling interests	12	10	22	20
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	1,306	1,290	2,503	2,455
Less:
Dividends and undistributed earnings allocated to participating securities	4	5	9	10
Impact of BlackRock earnings per share dilution	2	3	5	5
Net income attributable to diluted common shares	$1,300	$1,282	$2,489	$2,440
Diluted earnings per common share	$2.88	$2.72	$5.49	$5.15
Cash dividends declared per common share	$.95	$.75	$1.90	$1.50
Effective tax rate (b)	16.6%	18.3%	16.5%	17.7%
Performance Ratios
Net interest margin (c)	2.91%	2.96%	2.94%	2.94%
Noninterest income to total revenue	44%	44%	43%	43%
Efficiency	59%	60%	59%	61%
Return on:
Average common shareholders’ equity	11.75%	12.13%	11.45%	11.59%
Average assets	1.39%	1.45%	1.36%	1.39%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

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

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2019	December 31 2018	June 30 2018
Balance Sheet Data (dollars in millions, except per share data)
Assets	$405,761	$382,315	$380,711
Loans	$237,215	$226,245	$222,855
Allowance for loan and lease losses	$2,721	$2,629	$2,581
Interest-earning deposits with banks (b)	$18,362	$10,893	$21,972
Investment securities	$88,303	$82,701	$80,125
Loans held for sale	$1,144	$994	$1,325
Equity investments (c)	$13,001	$12,894	$12,430
Mortgage servicing rights	$1,627	$1,983	$2,045
Goodwill	$9,221	$9,218	$9,218
Other assets	$34,193	$34,408	$27,897
Noninterest-bearing deposits	$69,867	$73,960	$79,047
Interest-bearing deposits	$203,393	$193,879	$185,838
Total deposits	$273,260	$267,839	$264,885
Borrowed funds	$69,025	$57,419	$59,222
Total shareholders’ equity	$49,340	$47,728	$46,904
Common shareholders’ equity	$45,349	$43,742	$42,917
Accumulated other comprehensive income (loss)	$631	$(725)	$(940)
Book value per common share	$101.53	$95.72	$92.26
Period-end common shares outstanding (in millions)	447	457	465
Loans to deposits	87%	84%	84%
Common shareholders’ equity to total assets	11.2%	11.4%	11.3%
Client Assets (in billions)
Discretionary client assets under management	$162	$148	$149
Nondiscretionary client assets under administration	132	124	130
Total client assets under administration	294	272	279
Brokerage account client assets	52	47	49
Total client assets	$346	$319	$328
Basel III Capital Ratios (d)
Common equity Tier 1	9.7%	9.6%	9.5%
Tier 1 risk-based	10.9%	10.8%	10.7%
Total capital risk-based (e)	12.8%	13.0%	12.6%
Leverage	9.6%	9.4%	9.4%
Supplementary leverage	8.0%	7.8%	7.8%
Asset Quality
Nonperforming loans to total loans	.73%	.75%	.77%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%	.83%
Nonperforming assets to total assets	.46%	.47%	.49%
Net charge-offs to average loans (for the three months ended) (annualized)	.24%	.19%	.20%
Allowance for loan and lease losses to total loans	1.15%	1.16%	1.16%
Allowance for loan and lease losses to total nonperforming loans	158%	155%	150%
Accruing loans past due 90 days or more (in millions)	$524	$629	$586

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $18.1 billion, $10.5 billion and $21.6 billion as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

(c)	Amounts include our equity interest in BlackRock, Inc..

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

Income Statement Highlights
Net income of $1.4 billion, or $2.88 per diluted common share for the second quarter of 2019 increased $18 million, or 1%, compared to $1.4 billion, or $2.72 per diluted common share, for the second quarter of 2018.

•	Total revenue increased $115 million, or 3%, to $4.4 billion.

•	Net interest income increased $85 million, or 4%, to $2.5 billion.

•	Net interest margin decreased to 2.91% compared to 2.96% for the second quarter of 2018.

•	Noninterest income of $1.9 billion increased $30 million, or 2%.

•	Provision for credit losses increased to $180 million compared to $80 million for the second quarter of 2018.

•	Noninterest expense of $2.6 billion increased $27 million, or 1%.

•	We generated positive operating leverage in the second quarter of 2019.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at June 30, 2019 and December 31, 2018. In comparison to December 31, 2018:

•	Total assets increased $23.4 billion, or 6%, to $405.8 billion.

•	Total loans increased $11.0 billion, or 5%, to $237.2 billion.

•	Total commercial lending grew $9.3 billion, or 6%, to $161.6 billion.

•	Total consumer lending increased $1.7 billion, or 2%, to $75.6 billion.

•	Investment securities increased $5.6 billion, or 7%, to $88.3 billion.

•	Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $7.5 billion, to $18.4 billion.

•	Total deposits increased $5.4 billion, or 2%, to $273.3 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Overall credit quality remained strong.

•	At June 30, 2019 compared to December 31, 2018:

The PNC Financial Services Group, Inc. – Form 10-Q    3

•	Nonperforming assets increased $42 million, or 2%, to $1.9 billion.

•	Overall loan delinquencies decreased $176 million, or 12%, to $1.3 billion.

•	Net charge-offs were $142 million, or .24% of average loans on annualized basis, in the second quarter of 2019 compared to $109 million, or .20%, for the second quarter of 2018.

•	The allowance for loan and lease losses (ALLL) to total loans was 1.15% at June 30, 2019 and 1.16% at December 31, 2018.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•	The Basel III common equity Tier 1 capital ratio was 9.7% at June 30, 2019, compared with 9.6% at December 31, 2018.

•	Common shareholders' equity increased to $45.3 billion at June 30, 2019 compared to $43.7 billion at December 31, 2018.

•	In the second quarter of 2019, we returned $1.2 billion of capital to shareholders through repurchases of 6.0 million common shares for $802 million and dividends on common shares of $431 million.

•	In June 2019, we announced share repurchase programs of up to $4.3 billion for the four-quarter period beginning in the third quarter of 2019.

•	In July 2019, our board of directors raised the quarterly cash dividend on common stock to $1.15 per share, an increase of 20 cents per share, or 21%, effective with the August dividend.

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

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

•	U.S. economic growth has accelerated over the past two years to above its long-run trend. However, growth is expected to slow over the course of 2019 and into 2020.

•	Further gradual improvement in the labor market will occur this year, including job gains and rising wages, which would be a positive indicator for consumer spending.

•	Slower global economic growth, trade restrictions and geopolitical concerns are downside risks to the forecast.

•	Inflation has slowed in early 2019, to below the Federal Open Market Committee's (FOMC's) 2% objective, but is expected to gradually increase over the next two years.

•	Our baseline forecast is for two 0.25% cuts to the federal funds rate in July and October 2019, taking the rate to a range of 1.75% to 2.00% by the end of 2019.

For the third quarter of 2019 compared to the second quarter of 2019, we expect:

•	Average loans to be up approximately 1%;

•	Net interest income to remain stable;

•
Fee income to increase by low-single digits, on a percentage basis. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	The quarterly run rate of other noninterest income to be in the range of $250 million to $300 million, excluding net securities gains (losses) and activity related to Visa Class B common shares;

•	Provision for credit losses to be between $150 million and $200 million; and

•	Noninterest expense to remain stable.

For full year 2019 compared to full year 2018, we expect:

•	Average loans to be up approximately 5%;

•	Revenue growth on the higher end of low-single digits, on a percentage basis;

•	Noninterest expense to increase on the lower end of low-single digits, on a percentage basis;

•	The effective tax rate to be approximately 17%; and

•	To generate positive operating leverage.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the second quarter of 2019 was $1.4 billion, or $2.88 per diluted common share, an increase of $18 million, or 1%, compared to $1.4 billion, or $2.72 per diluted common share, for the second quarter of 2018. For the first six months of 2019, net income was $2.6 billion, or $5.49 per diluted common share, an increase of $50 million, or 2%, compared to $2.6 billion, or $5.15 per diluted common share, for the first six months of 2018.

Net income increased in both comparisons driven by an increase in revenue from higher net interest income and noninterest income, partially offset by an increase in provision for credit losses and noninterest expense.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2019			2018
Three months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$83,641	3.03%	$635	$77,479	2.91%	$564
Loans	234,845	4.56%	2,693	222,684	4.23%	2,367
Interest-earning deposits with banks	13,469	2.38%	80	21,017	1.78%	93
Other	13,145	3.55%	116	6,905	4.98%	87
Total interest-earning assets/interest income	$345,100	4.06%	3,524	$328,085	3.78%	3,111
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$201,234	1.03%	515	$184,357.57%		261
Borrowed funds	62,335	3.08%	484	58,966	2.74%	408
Total interest-bearing liabilities/interest expense	$263,569	1.51%	999	$243,323	1.10%	669
Net interest margin/income (Non-GAAP)		2.91%	2,525		2.96%	2,442
Taxable-equivalent adjustments			(27)			(29)
Net interest income (GAAP)			$2,498			$2,413

	2019			2018
Six months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$82,983	3.04%	$1,262	$76,075	2.85%	$1,083
Loans	231,712	4.58%	5,315	221,899	4.16%	4,617
Interest-earning deposits with banks	14,238	2.41%	171	23,329	1.64%	191
Other	12,113	3.82%	231	7,402	4.52%	167
Total interest-earning assets/interest income	$341,046	4.09%	6,979	$328,705	3.68%	6,058
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$198,540	1.00%	987	$183,900.52%		474
Borrowed funds	61,066	3.14%	965	59,300	2.52%	752
Total interest-bearing liabilities/interest expense	$259,606	1.50%	1,952	$243,200	1.01%	1,226
Net interest margin/income (Non-GAAP)		2.94%	5,027		2.94%	4,832
Taxable-equivalent adjustments			(54)			(58)
Net interest income (GAAP)			$4,973			$4,774

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

Net interest income increased $85 million, or 4%, and $199 million, or 4%, for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The increase in both comparisons reflected higher loan and securities yields and balances, partially offset by higher deposit and borrowing costs and balances. Net interest margin in the quarterly comparison decreased as higher loan yields were more than offset by higher deposit costs. Additionally, the year-to-date comparison remained unchanged.

Average investment securities increased $6.2 billion, or 8%, in the quarterly comparison and $6.9 billion, or 9% in the year-to-date comparison. The increase in both comparisons was due to net purchase activity of agency residential mortgage-backed securities, U.S. Treasury and government agency securities and commercial mortgage-backed securities, partially offset by decreases of non-agency residential mortgage-backed securities and other securities.

Average investment securities represented 24% of average interest-earning assets for both the second quarter and first six months of 2019 compared to 24% and 23% for the same periods of 2018, respectively.

Average loans grew $12.2 billion, or 5%, and $9.8 billion, or 4%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by increases in commercial lending of $10.4 billion and $8.5 billion in the respective comparisons, reflecting broad-based growth in the Corporate Banking and Business Credit businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $1.8 billion and $1.3 billion in the quarterly and year-to-date comparisons, respectively. Growth in residential real estate, auto, credit card and unsecured installment loans was partially offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, runoff of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 68% of average interest-earning assets for the second quarter of 2019 and 2018 and the first six months of 2019 and 2018.

Average interest-earning deposits with banks decreased $7.5 billion and $9.1 billion in the respective quarterly and year-to-date comparisons, reflecting lower average balances held with the Federal Reserve Bank as investment of liquidity continued.

Average interest-bearing deposits grew $16.9 billion, or 9%, and $14.6 billion, or 8%, in the respective quarterly and year-to-date comparisons, reflecting overall deposit and customer growth. Additionally, the increase reflected a shift of deposits to interest-bearing from noninterest-bearing deposits, which declined $5.0 billion and $5.4 billion in respective comparisons, and consumer deposit growth from the national retail digital strategy.

Average borrowed funds increased $3.4 billion, or 6%, compared with the second quarter of 2018 and $1.8 billion, or 3%, compared with the first half of 2018 primarily due to higher federal funds purchased and Federal Home Loan Bank (FHLB) borrowings partially offset by lower bank notes and senior debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2019	2018	$	%	2019	2018	$	%
Noninterest income
Asset management	$445	$456	$(11)	(2)%	$882	$911	$(29)	(3)%
Consumer services	392	381	11	3%	763	738	25	3%
Corporate services	484	487	(3)	(1)%	946	916	30	3%
Residential mortgage	82	84	(2)	(2)%	147	181	(34)	(19)%
Service charges on deposits	171	169	2	1%	339	336	3	1%
Other	367	334	33	10%	675	579	96	17%
Total noninterest income	$1,941	$1,911	$30	2%	$3,752	$3,661	$91	2%

Noninterest income as a percentage of total revenue was 44% and 43% for the second quarter and first six months of both 2019 and 2018, respectively.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Asset management revenue declined due to lower earnings from our equity investment in BlackRock and changes in the mix of assets under management. PNC's discretionary client assets under management increased to $162 billion at June 30, 2019 compared to $149 billion at June 30, 2018 as a result of equity market increases and net business activities.

Growth in consumer service fees in both comparisons resulted from increases in debit card fees and credit card fees, net of rewards, reflecting continued momentum in both transaction activity and customer growth.

Corporate services revenue in the quarterly comparison decreased as higher treasury management product revenue was more than offset by lower loan syndication fees and a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge. The increase in the year-to-date comparison reflected higher treasury management product revenue and higher merger and acquisition advisory fees, partially offset by lower loan syndication fees.

Residential mortgage revenue decreased in both comparisons due to lower results from residential mortgage servicing rights, net of economic hedge. In addition, loan sales revenue also declined in the year-to-date comparison.

The increase in other noninterest income in both comparisons was primarily attributable to higher gains on asset sales, including the sale of the retirement recordkeeping business in the second quarter of 2019, and higher net securities gains, partially offset by negative derivative fair value adjustments related to Visa Class B common shares in the 2019 periods compared with a benefit in the 2018 periods and lower revenue from private equity investments.

Provision For Credit Losses
The provision for credit losses increased $100 million to $180 million in the second quarter of 2019 compared to $80 million in the second quarter of 2018 and increased $197 million to $369 million for the first six months of 2019 compared to the same period in 2018 reflecting loan growth, including new loans and increased utilization, as well as reserve increases in the auto loan portfolio in the six month comparison.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2019	2018	$	%	2019	2018	$	%
Noninterest expense
Personnel	$1,365	$1,356	$9	1%	$2,779	$2,710	$69	3%
Occupancy	212	203	9	4%	427	421	6	1%
Equipment	298	281	17	6%	571	554	17	3%
Marketing	83	75	8	11%	148	130	18	14%
Other	653	669	(16)	(2)%	1,264	1,296	(32)	(2)%
Total noninterest expense	$2,611	$2,584	$27	1%	$5,189	$5,111	$78	2%

Noninterest expense increased in both comparisons as investments in support of business growth were reflected in higher personnel and marketing expense, which included costs for PNC's national retail digital strategy. Equipment expense increased due to asset write-offs associated with the sale of the retirement recordkeeping business. These increases were offset in part by a decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance cost as a result of the elimination of the surcharge assessment.

PNC continued to focus on disciplined expense management, and for full-year 2019 we have a goal to realize $300 million in cost savings through our continuous improvement program, which we expect will help fund a portion of our strategic investments.

Effective Income Tax Rate

The effective income tax rate was 16.6% in the second quarter of 2019 compared to 18.3% in the second quarter of 2018 and 16.5% in the first six months of 2019 compared to 17.7% in the same period of 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    7

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2019	2018	$	%
Assets
Interest-earning deposits with banks	$18,362	$10,893	$7,469	69%
Loans held for sale	1,144	994	150	15%
Investment securities	88,303	82,701	5,602	7%
Loans	237,215	226,245	10,970	5%
Allowance for loan and lease losses	(2,721)	(2,629)	(92)	(3)%
Mortgage servicing rights	1,627	1,983	(356)	(18)%
Goodwill	9,221	9,218	3	—
Other	52,610	52,910	(300)	(1)%
Total assets	$405,761	$382,315	$23,446	6%
Liabilities
Deposits	$273,260	$267,839	$5,421	2%
Borrowed funds	69,025	57,419	11,606	20%
Other	14,095	9,287	4,808	52%
Total liabilities	356,380	334,545	21,835	7%
Equity
Total shareholders’ equity	49,340	47,728	1,612	3%
Noncontrolling interests	41	42	(1)	(2)%
Total equity	49,381	47,770	1,611	3%
Total liabilities and equity	$405,761	$382,315	$23,446	6%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

Our balance sheet was strong and well positioned at both June 30, 2019 and December 31, 2018.

•	Total assets increased as a result of loan growth, higher interest-earning deposits with banks and higher investment securities;

•	Total liabilities increased due to deposit growth and higher FHLB borrowings and bank notes and senior debt;

•
Total equity increased as higher retained earnings driven by net income and higher accumulated other comprehensive income (AOCI) was partially offset by share repurchases and common and preferred dividends.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2018 Form 10-K.
Loans
Table 6: Loans

	June 30	December 31	Change
Dollars in millions	2019	2018	$	%
Commercial lending
Commercial	$125,624	$116,834	$8,790	8%
Commercial real estate	28,570	28,140	430	2%
Equipment lease financing	7,409	7,308	101	1%
Total commercial lending	161,603	152,282	9,321	6%
Consumer lending
Home equity	25,132	26,123	(991)	(4)%
Residential real estate	20,092	18,657	1,435	8%
Automobile	15,612	14,419	1,193	8%
Credit card	6,511	6,357	154	2%
Education	3,555	3,822	(267)	(7)%
Other consumer	4,710	4,585	125	3%
Total consumer lending	75,612	73,963	1,649	2%
Total loans	$237,215	$226,245	$10,970	5%

8    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial loans increased reflecting broad-based growth across our Corporate Banking, Business Credit and Real Estate businesses within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loans increased primarily driven by asset-backed finance securitizations as well as increased lending to large and mid-size corporate clients. In Business Credit, commercial loans increased driven by new originations and higher utilization. In the Real Estate business, increased multifamily agency warehouse lending activity contributed to the growth in commercial loans, while commercial real estate growth was driven by higher commercial mortgage balances, partially offset by project loan payoffs.

For commercial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances increased as growth in residential real estate, auto, credit card and unsecured installment loans was partially offset by lower home equity and education loans.

Residential real estate loans increased primarily from originations of nonconforming loans, which are loans that do not meet government agency standards as a result of exceeding agency conforming loan limits. The growth in auto loans reflected higher indirect auto loans as a result of continued new loan growth and expansion into franchised dealers in new markets. Credit card balances increased as we continue to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition. The growth in unsecured installment loan balances was a result of product enhancements, including a new mobile-optimized digital application.

Home equity loans declined as paydowns and payoffs exceeded new originated volume and brokered home equity loans continued to run off. Education loans declined primarily due to runoff of the guaranteed education loan portfolio.

For information on our home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

See the Credit Risk Management portion of the Risk Management section of this Financial Review, Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report, and Note 1 Accounting Policies in our 2018 Form 10-K for additional information regarding our loan portfolio.

Investment Securities

Investment securities of $88.3 billion at June 30, 2019 increased $5.6 billion, or 7%, compared to December 31, 2018, driven by net purchases of agency residential mortgage backed securities of $4.6 billion and U.S. Treasury and government agency securities of $1.1 billion, partially offset by a decline of other securities of $.6 billion, primarily in state and municipal securities.

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
Table 7: Investment Securities

	June 30, 2019		December 31, 2018		Ratings (a) as of June 30, 2019
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$19,595	$20,002	$18,862	$18,863	100%
Agency residential mortgage-backed	49,011	49,436	45,153	44,407	100%
Non-agency residential mortgage-backed	1,891	2,209	2,076	2,365	13%	2%	2%	48%	35%
Agency commercial mortgage-backed	2,663	2,683	2,773	2,720	100%
Non-agency commercial mortgage-backed (b)	3,441	3,474	3,177	3,145	87%	5%			8%
Asset-backed (c)	5,507	5,589	5,115	5,155	89%	2%	1%	7%	1%
Other (d)	4,972	5,161	5,670	5,753	71%	17%	9%	1%	2%
Total investment securities (e)	$87,080	$88,554	$82,826	$82,408	95%	1%	1%	2%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multi-family housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q    9

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

The duration of investment securities was 2.5 years at June 30, 2019. We estimate that at June 30, 2019 the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.4 years at June 30, 2019 compared to 5.3 years at December 31, 2018.

Table 8: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2019	Years
Agency residential mortgage-backed	4.6
Non-agency residential mortgage-backed	6.1
Agency commercial mortgage-backed	4.0
Non-agency commercial mortgage-backed	2.6
Asset-backed	2.1

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 9: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2019	2018	$	%
Deposits
Noninterest-bearing	$69,867	$73,960	$(4,093)	(6)%
Interest-bearing
Money market	54,938	53,368	1,570	3%
Demand	65,885	65,211	674	1%
Savings	62,852	56,793	6,059	11%
Time deposits	19,718	18,507	1,211	7%
Total interest-bearing deposits	203,393	193,879	9,514	5%
Total deposits	273,260	267,839	5,421	2%
Borrowed funds
FHLB borrowings	29,376	21,501	7,875	37%
Bank notes and senior debt	27,694	25,018	2,676	11%
Subordinated debt	5,406	5,895	(489)	(8)%
Other	6,549	5,005	1,544	31%
Total borrowed funds	69,025	57,419	11,606	20%
Total funding sources	$342,285	$325,258	$17,027	5%

Total deposits increased as growth in interest-bearing deposits was partially offset by a decrease in noninterest-bearing deposits. The increase in interest-bearing deposits reflected commercial and consumer deposit growth, including from the national retail digital strategy. Noninterest-bearing deposits decreased due to seasonal declines in commercial deposits as well as a shift of commercial deposits to interest-bearing.

Borrowed funds increased due to higher FHLB borrowings, including short-term FHLB advances near quarter end, and higher bank notes and senior debt. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2019 liquidity and capital activities.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Shareholders’ Equity
Total shareholders’ equity was $49.3 billion at June 30, 2019, an increase of $1.6 billion compared to December 31, 2018. The increase resulted from net income of $2.6 billion and higher AOCI of $1.4 billion primarily related to net unrealized securities gains, partially offset by common share repurchases of $1.5 billion and common and preferred dividends of $1.0 billion.

Common shares outstanding declined to 447 million at June 30, 2019 from 457 million at December 31, 2018 as repurchases of 11.9 million shares during the period were partially offset by stock-based compensation activity.
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
Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category as shown in Table 71 in Note 14 Segment Reporting in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

The PNC Financial Services Group, Inc. – Form 10-Q    11

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

Table 10: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$2,725	$2,495	$230	9%
Noninterest income	1,252	1,313	(61)	(5)%
Total revenue	3,977	3,808	169	4%
Provision for credit losses	209	141	68	48%
Noninterest expense	2,995	2,977	18	1%
Pretax earnings	773	690	83	12%
Income taxes	184	167	17	10%
Earnings	$589	$523	$66	13%
Average Balance Sheet
Loans held for sale	$498	$640	$(142)	(22)%
Loans
Consumer
Home equity	$22,804	$24,391	$(1,587)	(7)%
Automobile	14,917	13,375	1,542	12%
Education	3,740	4,294	(554)	(13)%
Credit cards	6,291	5,674	617	11%
Other	2,123	1,768	355	20%
Total consumer	49,875	49,502	373	1%
Commercial and commercial real estate	10,471	10,493	(22)	—
Residential mortgage	15,388	13,570	1,818	13%
Total loans	$75,734	$73,565	$2,169	3%
Total assets	$91,805	$88,879	$2,926	3%
Deposits
Noninterest-bearing demand	$30,956	$30,248	$708	2%
Interest-bearing demand	42,607	42,373	234	1%
Money market	26,283	31,560	(5,277)	(17)%
Savings	54,596	45,139	9,457	21%
Certificates of deposit	12,543	11,948	595	5%
Total deposits	$166,985	$161,268	$5,717	4%
Performance Ratios
Return on average assets	1.29%	1.19%
Noninterest income to total revenue	31%	34%
Efficiency	75%	78%

12    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Supplemental Noninterest Income Information
Consumer services	$576	$553	$23	4%
Brokerage	$175	$174	$1	1%
Residential mortgage	$147	$181	$(34)	(19)%
Service charges on deposits	$326	$324	$2	1%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$124	$124	—	—
Serviced portfolio acquisitions	$6	$4	$2	50%
MSR asset value (b)	$1.0	$1.3	$(.3)	(23)%
MSR capitalization value (in basis points) (b)	80	104	(24)	(23)%
Servicing income: (in millions)
Servicing fees, net (c)	$95	$90	$5	6%
Mortgage servicing rights valuation, net of economic hedge	$(2)	$22	$(24)	(109)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.6	$3.7	$.9	24%
Loan sale margin percentage	2.28%	2.49%
Percentage of originations represented by:
Purchase volume (d)	55%	65%
Refinance volume	45%	35%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	56%	54%
Digital consumer customers (f)	69%	65%
Credit-related statistics
Nonperforming assets (g)	$1,074	$1,141	$(67)	(6)%
Net charge-offs	$252	$212	$40	19%
Other statistics
ATMs	9,072	9,043	29	—
Branches (h)	2,321	2,404	(83)	(3)%
Brokerage account client assets (in billions) (i)	$52	$49	$3	6%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of June 30, except for customer-related statistics, which are averages for the six months ended, and net charge-offs, which are for the six months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan prepayments and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Includes nonperforming loans of $1.1 billion for both June 30, 2019 and June 30, 2018.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $589 million in the first six months of 2019 compared with $523 million for the same period in 2018. The increase in earnings was attributable to higher net interest income partially offset by an increase in provision for credit losses, lower noninterest income and higher noninterest expense.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits as well as growth in deposit and loan balances.

The decrease in noninterest income was largely attributable to the impact of negative derivative fair value adjustments related to Visa Class B common shares of $47 million for the first six months of 2019 compared with positive adjustments of $25 million in the same period of 2018. Noninterest income was also reduced by lower residential mortgage revenue, reflecting negative results for residential mortgage servicing rights valuation, net of economic hedge, in the first six months of 2019 compared with a benefit in the first six months of 2018, and a decline in loan sale revenue. The decrease in loan sale revenue reflected lower gain on sales margins as a result of increased competition in the marketplace. Noninterest income benefited from growth in consumer service fees, including higher debit and credit card fees.

The PNC Financial Services Group, Inc. – Form 10-Q    13

Provision for credit losses increased in the first six months of 2019 compared to the same period of 2018 primarily due to portfolio growth in auto, credit card, and unsecured installment loans as well as reserve increases in the auto loan portfolio.
Higher noninterest expense primarily resulted from an increase in marketing activity, including expenses related to the national retail digital strategy, increased ATM expense driven by checking product simplification, investments in equipment and technology, and customer related transaction costs.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first six months of 2019, average total deposits increased compared to the same period in 2018, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits increased due in part, to a shift from money market deposits to relationship-based savings products as well as growth in consumer deposits, including from the national retail digital strategy. Certificates of deposit increased reflecting shifts in consumer preferences to time deposits in a higher rate environment.

Retail Banking average total loans increased in the first six months of 2019 compared with the same period in 2018.

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans.

•	Average auto loans increased primarily due to strong new indirect auto loan volumes, including in our Southeast and new markets, as well as growth in direct auto loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average commercial and commercial real estate loans declined as paydowns and payoffs on loans exceeded new volume.

In 2018, Retail Banking launched its national retail digital strategy by offering a high yield savings account in markets outside of our existing retail branch network and opened a retail location in Kansas City. Additional solution centers were opened in the second quarter of 2019, one in Kansas City and one in Dallas. Deposit balances generated through the national retail digital strategy totaled $1.4 billion as of June 30, 2019.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. Retail Banking continued to execute on its strategy of transforming the customer experience through transaction migration, branch network and home lending transformations and multi-channel engagement and service strategies.

•	Approximately 69% of consumer customers used non-teller channels for the majority of their transactions in the first six months of 2019 compared with 65% for the same period in 2018.

•	Deposit transactions via ATM and mobile channels increased to 56% of total deposit transactions in the first six months of 2019 from 54% for the same period in 2018.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process. The home equity origination cycle is the focus in 2019 as we enhance current capabilities in order to improve speed of delivery and convenience for customers.

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

Table 11: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions	2019	2018	$	%
Income Statement
Net interest income	$1,815	$1,782	$33	2%
Noninterest income	1,237	1,182	55	5%
Total revenue	3,052	2,964	88	3%
Provision for credit losses	171	56	115	205%
Noninterest expense	1,384	1,321	63	5%
Pretax earnings	1,497	1,587	(90)	(6)%
Income taxes	343	372	(29)	(8)%
Earnings	$1,154	$1,215	$(61)	(5)%
Average Balance Sheet
Loans held for sale	$338	$890	$(552)	(62)%
Loans
Commercial	$111,186	$101,767	$9,419	9%
Commercial real estate	26,098	26,723	(625)	(2)%
Equipment lease financing	7,274	7,669	(395)	(5)%
Total commercial lending	144,558	136,159	8,399	6%
Consumer	18	58	(40)	(69)%
Total loans	$144,576	$136,217	$8,359	6%
Total assets	$160,551	$152,769	$7,782	5%
Deposits
Noninterest-bearing demand	$39,156	$45,136	$(5,980)	(13)%
Money market	26,292	23,118	3,174	14%
Other	24,097	18,590	5,507	30%
Total deposits	$89,545	$86,844	$2,701	3%
Performance Ratios
Return on average assets	1.45%	1.60%
Noninterest income to total revenue	41%	40%
Efficiency	45%	45%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$912	$865	$47	5%
Capital Markets (b)	$559	$541	$18	3%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$35	$52	$(17)	(33)%
Commercial mortgage loan servicing income (d)	119	115	4	3%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	16	24	(8)	(33)%
Total	$170	$191	$(21)	(11)%
Commercial mortgage servicing rights asset value (f)	$630	$748	$(118)	(16)%
Average Loans by C&IB business (g)
Corporate Banking	$72,736	$65,933	$6,803	10%
Real Estate	36,752	37,336	(584)	(2)%
Business Credit	22,306	20,414	1,892	9%
Commercial Banking	8,099	8,146	(47)	(1)%
Other	4,683	4,389	294	7%
Total average loans	$144,576	$136,218	$8,358	6%
Credit-related statistics
Nonperforming assets (f) (h)	$497	$385	$112	29%
Net charge-offs	$28	$7	$21	300%

The PNC Financial Services Group, Inc. – Form 10-Q    15

(a)
See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.

(b)	Amounts are reported in net interest income and noninterest income.

(c)
Represents other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, originations fees, gains on sale of loans held for sale and net interest income on loans held for sale.

(d)
Represents net interest income and noninterest income (primarily in corporate service fees) from loan servicing net of reduction in commercial mortgage servicing rights due to amortization expense and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.

(e)	Amounts are reported in corporate service fees.

(f)	As of June 30.

(g)	As a result of our first quarter 2019 C&IB business realignment, average loans previously reported as Equipment Finance were reclassified to other C&IB businesses for all periods presented.

(h)	Includes nonperforming loans of $.5 billion and $.3 billion at June 30, 2019 and June 30, 2018, respectively.

Corporate & Institutional Banking earned $1.2 billion in the first six months of 2019, down $61 million compared to the same period in 2018. Higher revenue was more than offset by an increase in the provision for credit losses and higher noninterest expense.

Net interest income increased in the comparison, primarily due to higher average loan and deposit balances and wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher treasury management product revenue, higher capital markets-related revenue and an equity investment gain in the first quarter of 2019. These increases were partially offset by lower revenue from commercial mortgage banking activities.

The increase in provision for credit losses reflected loan growth driven by new loan originations. Nonperforming assets and net charge-offs in the first six months of 2019 increased compared to recent historic lows. Despite these increases, overall credit quality remained stable.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased compared to the first half of 2018 mostly due to strong growth in Corporate Banking and Business Credit:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting strong production in asset-backed financing as well as increased lending to large and mid-sized corporate clients.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business decreased primarily driven by project loan payoffs, partially offset by higher commercial mortgage balances.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased as higher utilization and new originations were partially offset by payoffs.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business were relatively unchanged.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison driven by growth in interest-bearing deposits including a shift from noninterest-bearing deposits in the rising rate environment. We continue to monitor and balance the relationship between rates paid and the overall profitability of our deposit balances.

Corporate & Institutional Banking expanded its Corporate Banking business, focused on the middle market and larger sectors, into the Boston and Phoenix markets in 2019. This followed offices opened in Dallas, Kansas City and Minneapolis in 2017, and offices opened in Denver, Houston and Nashville in 2018. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations. We have also formalized plans to expand into the Portland and Seattle markets in 2020.

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

16    The PNC Financial Services Group, Inc. – Form 10-Q

Other Information section in Table 11 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first six months of 2018, treasury management revenue increased primarily due to higher product revenue and interest rate spread expansion on deposit balances.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Capital markets-related revenue increased in the comparison primarily due to higher merger and acquisition advisory fees, asset-backed finance structuring fees and corporate securities underwriting, partially offset by lower loan syndications.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison due to lower revenue from commercial mortgage loans held for sale and related hedges and a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge.

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

Table 12: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$138	$146	$(8)	(5)%
Noninterest income	503	448	55	12%
Total revenue	641	594	47	8%
Provision for credit losses (benefit)	(1)	—	(1)	*
Noninterest expense	479	456	23	5%
Pretax earnings	163	138	25	18%
Income taxes	38	33	5	15%
Earnings	$125	$105	$20	19%
Average Balance Sheet
Loans
Consumer	$4,289	$4,741	$(452)	(10)%
Commercial and commercial real estate	741	738	3	—
Residential mortgage	1,758	1,539	219	14%
Total loans	$6,788	$7,018	$(230)	(3)%
Total assets	$7,204	$7,484	$(280)	(4)%
Deposits
Noninterest-bearing demand	$1,368	$1,462	$(94)	(6)%
Interest-bearing demand	2,983	3,494	(511)	(15)%
Money market	1,910	2,454	(544)	(22)%
Savings	5,799	4,651	1,148	25%
Other	747	345	402	117%
Total deposits	$12,807	$12,406	$401	3%
Performance Ratios
Return on average assets	3.50%	2.83%
Noninterest income to total revenue	78%	75%
Efficiency	75%	77%
Supplemental Noninterest Income Information
Asset management fees	$433	$442	$(9)	(2)%
Other Information
Nonperforming assets (a) (b)	$45	$51	$(6)	(12)%
Net charge-offs	$1	$7	$(6)	(86)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$162	$149	$13	9%
Nondiscretionary client assets under administration	132	130	2	2%
Total	$294	$279	$15	5%
Discretionary client assets under management
Personal	$99	$92	$7	8%
Institutional	63	57	6	11%
Total	$162	$149	$13	9%
* - Not meaningful

(a)	As of June 30.

(b)	Includes nonperforming loans of $45 million at June 30, 2019 and $50 million at June 30, 2018.

(c)	Excludes brokerage account client assets.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group earned $125 million in the first six months of 2019 compared to $105 million for the same period in 2018. Earnings increased due to higher revenue partially offset by higher noninterest expense.

Higher revenue in the comparison was driven by a gain on the sale of the retirement recordkeeping business partially offset by lower net interest income due to lower average loan balances and narrower interest rate spreads on loans, as well as lower asset management fees from the retirement recordkeeping sale.

Noninterest expense increased in the comparison and was primarily attributable to higher personnel expenses and costs associated with the sale transaction, including asset write-offs.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets.

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

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and fiduciary retirement advisory services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities, and non-profits.
BlackRock

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

(Unaudited)
Six months ended June 30
Dollars in millions	2019	2018
Business segment earnings (a)	$386	$392
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Represents our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At June 30.

In billions	June 30, 2019	December 31, 2018
Carrying value of our investment in BlackRock (c)	$8.3	$8.2
Market value of our investment in BlackRock (d)	$16.3	$13.7

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.7 billion at both June 30, 2019 and December 31, 2018. Our voting interest in BlackRock common stock was approximately 22% at June 30, 2019.

(d)	Does not include liquidity discount.

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

Credit Risk Management

See the Credit Risk Management portion of the Risk Management section in our 2018 Form 10-K for additional discussion regarding credit risk.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Loan Portfolio Characteristics and Analysis

Table 14: Details of Loans
In billions
We use several asset quality indicators, as further detailed in Note 3 Asset Quality, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial
Commercial loans comprised 53% and 52% of our total loan portfolio at June 30, 2019 and December 31, 2018, respectively. The majority of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s probability of default (PD) and loss given default (LGD) for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our portfolio is well-diversified as shown in the following table which provides a breakout of our commercial loans by industry classification (classified based on the North American Industry Classification System (NAICS)).

Table 15: Commercial Loans by Industry

	June 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$22,191	18%	$21,207	18%
Retail/wholesale trade	22,280	18	20,850	18
Service providers	15,387	12	14,869	13
Real estate related (a)	12,264	10	12,312	11
Financial services	11,916	9	9,500	8
Health care	8,594	7	8,886	8
Transportation and warehousing	6,588	5	5,781	5
Other industries	26,404	21	23,429	19
Total commercial loans	$125,624	100%	$116,834	100%
(a) Represents loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $6.3 billion of real estate project loans, $6.7 billion of intermediate term financing loans and $15.6 billion related to commercial mortgages as of June 30, 2019. Comparable amounts were $6.6 billion, $7.1 billion and $14.4 billion, respectively, as of December 31, 2018.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 16: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,270	15%	$4,154	15%
Florida	2,239	8	2,157	8
Maryland	1,996	7	1,966	7
Virginia	1,536	5	1,682	6
Texas	1,813	6	1,531	5
Illinois	1,176	4	1,368	5
Pennsylvania	1,093	4	1,214	4
New York	959	3	1,151	4
Ohio	1,145	4	1,053	4
North Carolina	941	3	915	3
All other states	11,402	41	10,949	39
Total commercial real estate loans	$28,570	100%	$28,140	100%
Property Type
Multifamily	$8,667	30%	$8,770	31%
Office	7,502	26	7,279	26
Retail	3,850	14	4,065	14
Hotel/Motel	1,864	7	1,686	6
Industrial/Warehouse	1,817	6	1,678	6
Senior Housing	1,233	4	1,092	4
Mixed Use	930	3	933	3
Other	2,707	10	2,637	10
Total commercial real estate loans	$28,570	100%	$28,140	100%

Home Equity
Home equity loans comprised $14.7 billion of primarily variable-rate home equity lines of credit and $10.4 billion of closed-end home equity installment loans at June 30, 2019. Comparable amounts were $15.5 billion and $10.6 billion, respectively, as of December 31, 2018.

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

The portfolio is primarily originated within markets located in the Mid-Atlantic, Midwest, and Southeast, with less than 5% of the portfolio in states outside of those markets at June 30, 2019. The credit quality of newly originated loans over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 770.

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

The PNC Financial Services Group, Inc. – Form 10-Q    21

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Priority

	June 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$5,891	23%	$6,160	24%
New Jersey	3,795	15	3,935	15
Ohio	2,953	12	3,095	12
Illinois	1,551	6	1,634	6
Maryland	1,428	6	1,481	6
Michigan	1,307	5	1,340	5
Florida	1,212	5	1,227	5
North Carolina	1,109	4	1,161	4
Kentucky	993	4	1,040	4
Indiana	819	3	845	3
All other states	4,074	17	4,205	16
Total home equity loans	$25,132	100%	$26,123	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2019 and December 31, 2018.

We track borrower performance of this portfolio monthly similarly to home equity loans. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 71% and a weighted-average FICO score of 768.

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	June 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$5,592	28%	$4,666	25%
New Jersey	1,712	9	1,649	9
Florida	1,561	8	1,544	8
Illinois	1,136	6	1,161	6
Pennsylvania	1,070	5	1,031	6
New York	973	5	956	5
Maryland	919	5	913	5
North Carolina	853	4	854	5
Virginia	841	4	825	4
Ohio	687	3	682	4
All other states	4,748	23	4,376	23
Total residential real estate loans	$20,092	100%	$18,657	100%

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold

22    The PNC Financial Services Group, Inc. – Form 10-Q

with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. The nonconforming residential mortgage portfolio had strong credit quality at June 30, 2019 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $14.1 billion at June 30, 2019 with 34% located in California.

Automobile
Within auto loans, $14.0 billion resided in the indirect auto portfolio while $1.6 billion were in the direct auto portfolio as of June 30, 2019. Comparable amounts as of December 31, 2018 were $12.9 billion and $1.5 billion, respectively. The indirect auto portfolio relates to loan applications originated through franchised automobile dealers. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 744 for indirect auto loans and 764 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 74 months for indirect auto loans and 63 months for direct auto loans. We offer both new and used auto financing to customers through our various channels. At both June 30, 2019 and December 31, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans.

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

Table 19: Nonperforming Assets by Type

	June 30, 2019	December 31, 2018	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$540	$432	$108	25
Consumer lending (a)	1,184	1,262	(78)	(6)%
Total nonperforming loans	1,724	1,694	30	2%
OREO and foreclosed assets	126	114	12	11%
Total nonperforming assets	$1,850	$1,808	$42	2%
TDRs included in nonperforming loans	$874	$863	$11	1%
Percentage of total nonperforming loans	51%	51%
Nonperforming loans to total loans	.73%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%
Nonperforming assets to total assets	.46%	.47%
Allowance for loan and lease losses to total nonperforming loans	158%	155%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

The PNC Financial Services Group, Inc. – Form 10-Q    23

Table 20: Change in Nonperforming Assets

In millions	2019	2018
January 1	$1,808	$2,035
New nonperforming assets	695	525
Charge-offs and valuation adjustments	(334)	(282)
Principal activity, including paydowns and payoffs	(193)	(280)
Asset sales and transfers to loans held for sale	(40)	(63)
Returned to performing status	(86)	(81)
June 30	$1,850	$1,854

As of June 30, 2019, approximately 88% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of June 30, 2019, commercial lending nonperforming loans were carried at approximately 73% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer lending nonperforming loans, residential real estate TDRs comprised 78% and 81% of total residential real estate nonperforming loans at June 30, 2019 and December 31, 2018, respectively. Home equity TDRs comprised 49% of home equity nonperforming loans at June 30, 2019, up from 47% at December 31, 2018. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At June 30, 2019, our largest nonperforming asset was $43 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 12% of total nonperforming assets.

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
Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	June 30 2019	December 31 2018	Change		June 30 2019	December 31 2018
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$550	$585	$(35)	(6)%	.23%	.26%
Accruing loans past due 60 to 89 days	235	271	(36)	(13)%	.10%	.12%
Total	785	856	(71)	(8)%	.33%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	524	629	(105)	(17)%	.22%	.28%
Total	$1,309	$1,485	$(176)	(12)%	.55%	.66%

(a)	Past due loan amounts include government insured or guaranteed loans of $.6 billion at June 30, 2019 and $.7 billion at December 31, 2018.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

Table 22: Summary of Troubled Debt Restructurings (a)

	June 30 2019	December 31 2018	Change
Dollars in millions			$	%
Total commercial lending	$396	$409	$(13)	(3)%
Total consumer lending	1,381	1,442	(61)	(4)%
Total TDRs	$1,777	$1,851	$(74)	(4)%
Nonperforming	$874	$863	$11	1%
Accruing (b)	903	988	(85)	(9)%
Total TDRs	$1,777	$1,851	$(74)	(4)%

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

Excluded from TDRs are $1.1 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at both June 30, 2019 and December 31, 2018. Nonperforming TDRs represented approximately 51% of total nonperforming loans at both June 30, 2019 and December 31, 2018, while representing 49% and 47% of total TDRs at June 30, 2019 and December 31, 2018, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 3 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs. See the Credit Risk Management portion of the Risk Management section in our 2018 Form 10-K for information related to loan modifications.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.7 billion at June 30, 2019 consisted of $1.8 billion and $.9 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions and estimation processes are periodically updated.

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

A portion of the ALLL is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Changes in market conditions,

The PNC Financial Services Group, Inc. – Form 10-Q    25

•	Recent credit quality trends,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors,

•	Model imprecision,

•	Changes in lending policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Limitations of available historical data.

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At June 30, 2019, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

Table 23: Allowance for Loan and Lease Losses

Dollars in millions	2019	2018
January 1	$2,629	$2,611
Total net charge-offs	(278)	(222)
Provision for credit losses	369	172
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(6)	8
Other	7	12
June 30	$2,721	$2,581
Net charge-offs to average loans (for the six months ended) (annualized)	.24%	.20%
Ratio of ALLL to total loans	1.15%	1.16%
Commercial lending net charge-offs	$(44)	$(13)
Consumer lending net charge-offs	(234)	(209)
Total net charge-offs	$(278)	$(222)
Net charge-offs to average loans (for the six months ended) (annualized)
Commercial lending	.06%	.02%
Consumer lending	.64%	.58%

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first six months of 2019, overall credit quality remained strong, which resulted in an essentially flat ratio of ALLL to total loans as of June 30, 2019 compared to December 31, 2018.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2019
Commercial	$75	$31	$44.07%
Commercial real estate	5	5	—	—%
Equipment lease financing	4	4	—	—%
Home equity	41	36	5.04%
Residential real estate	4	7	(3)	(.03)%
Automobile	112	55	57.77%
Credit card	132	14	118	3.78%
Education	13	4	9.49%
Other consumer	56	8	48	2.10%
Total	$442	$164	$278.24%
2018
Commercial	$52	$32	$20.04%
Commercial real estate	8	14	(6)	(.04)%
Equipment lease financing	4	5	(1)	(.03)%
Home equity	61	44	17.12%
Residential real estate	6	10	(4)	(.05)%
Automobile	77	35	42.63%
Credit card	109	12	97	3.44%
Education	17	4	13.61%
Other consumer	52	8	44	2.02%
Total	$386	$164	$222.20%

See Note 1 Accounting Policies in our 2018 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.

The Recently Issued Accounting Standards section within Critical Accounting Estimates and Judgments of this Financial Review describes our upcoming implementation of Accounting Standards Update (ASU) 2016-13 - Credit Losses, including our estimated impact upon adoption on its effective date of January 1, 2020.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2018 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100%. PNC and PNC Bank calculate the LCR daily, and as of June 30, 2019, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2018 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $273.3 billion at June 30, 2019 from $267.8 billion at December 31, 2018 driven by growth in interest-bearing deposits partially offset by a decrease in noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

The PNC Financial Services Group, Inc. – Form 10-Q    27

At June 30, 2019, our liquid assets consisted of short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $23.7 billion and securities available for sale totaling $69.4 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $1.8 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $7.7 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2019
January 1	$30.9
Issuances	4.4
Calls and maturities	(3.1)
Other	.9
June 30	$33.1
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2019, PNC Bank had $24.6 billion of notes outstanding under this program of which $20.4 billion were senior bank notes and $4.2 billion were subordinated bank notes. The following table details issuances for the three months ended June 30, 2019.
Table 26: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
June 10, 2019	$800 million
Senior floating rate notes with a maturity date of June 10, 2021. Callable in whole, but not in part on June 10, 2020, and in whole or in part on or after May 11, 2021. Interest is payable quarterly, at the 3-month LIBOR rate, on March 10, June 10, September 10 and December 10 of each year, beginning September 10, 2019.

See Note 17 Subsequent Events for the July 2019 issuances of $600 million of senior fixed-to-floating rate notes and $900 million of senior floating rate notes by PNC Bank.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2019, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $35.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2019, there were no issuances outstanding under this program.

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

As of June 30, 2019, available parent company liquidity totaled $5.3 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.7 billion at June 30, 2019. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2018 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2019, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on April 22, 2019, the parent company issued $1.5 billion of senior notes with a maturity date of April 23, 2029. Interest is payable semi-annually at a fixed rate of 3.45% per annum, on April 23 and October 23 of each year, beginning on October 23, 2019.

See Note 17 Subsequent Events for information on the July 2019 issuance of $1.0 billion of senior fixed rate notes by the parent company.

Parent company senior and subordinated debt outstanding totaled $8.2 billion and $6.7 billion at June 30, 2019 and December 31, 2018, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    29

Table 27: Credit Ratings for PNC and PNC Bank

June 30, 2019
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

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

In the second quarter of 2019, we repurchased 6.0 million common shares for $.8 billion. We completed common stock repurchase programs of $2.6 billion and repurchased shares for $.2 billion related to employee benefit plans for the four quarter period ending in the second quarter of 2019. A total of $4.5 billion of capital was returned to shareholders over this period through repurchases of 21.4 million common shares for $2.8 billion and dividends on common shares of $1.7 billion.

In connection with the 2019 CCAR process, we submitted our capital plan, as approved by PNC's Board of Directors, to the Federal Reserve in April 2019.The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided in the 2019 capital plan, we announced new share repurchase programs of up to $4.3 billion for the four-quarter period beginning in the third quarter of 2019.

We paid dividends on common stock of $431 million, or $.95 per common share, during the second quarter of 2019. On July 9, 2019, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.15 per share, an increase of 20 cents per share, or 21%, with a payment date of August 5, 2019.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 28: Basel III Capital

Dollars in millions	Basel III June 30, 2019
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$4,102
Retained earnings	40,616
Accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale	954
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(483)
Goodwill, net of associated deferred tax liabilities	(9,021)
Other disallowed intangibles, net of deferred tax liabilities	(230)
Other adjustments/(deductions)	(185)
Total common equity Tier 1 capital before threshold deductions	35,752
Total threshold deductions	(2,909)
Common equity Tier 1 capital	$32,843
Additional Tier 1 capital
Preferred stock plus related surplus	3,991
Other adjustments/(deductions)	(159)
Tier 1 capital	$36,675
Additional Tier 2 capital
Qualifying subordinated debt	3,611
Trust preferred capital securities	60
Eligible credit reserves includable in Tier 2 capital	3,012
Total Basel III capital	$43,358
Risk-weighted assets
Basel III standardized approach risk-weighted assets (a)	$337,612
Basel III advanced approaches risk-weighted assets (b)	$309,646
Average quarterly adjusted total assets	$384,030
Supplementary leverage exposure (c)	$461,016
Basel III risk-based capital and leverage ratios (d)
Common equity Tier 1	9.7%
Tier 1	10.9%
Total (e)	12.8%
Leverage (f)	9.6%
Supplementary leverage ratio (g)	8.0%

(a)	Includes credit and market risk-weighted assets.

(b)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets.

(c)	Supplementary leverage exposure is the sum of Adjusted average assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(d)	For comparative purposes only, the advanced approaches Basel III Common equity Tier 1, Tier 1 risk-based and Total risk-based ratios for June 30, 2019 were 10.6%, 11.8% and 13.1%, respectively.

(e)
The 2019 Basel III Total risk-based capital ratio includes nonqualifying trust preferred capital securities of $60 million that are subject to a phase-out period that runs through 2021. For comparative purposes only, as of June 30, 2019 the ratio was 12.8%, assuming nonqualifying trust preferred capital securities are phased out.

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

The PNC Financial Services Group, Inc. – Form 10-Q    31

Tier 1 capital. Also, Basel III regulatory capital includes AOCI related to securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2019 capital levels were aligned with them.

At June 30, 2019, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

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
Sensitivity results and market interest rate benchmarks for the second quarters of 2019 and 2018 follow.

Table 29: Interest Sensitivity Analysis

	Second Quarter 2019	Second Quarter 2018
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.9%	2.0%
100 basis point decrease	(2.6)%	(2.5)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.8%	4.1%
100 basis point decrease	(7.6)%	(6.5)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(4.7)	(.1)
Key Period-End Interest Rates
One-month LIBOR	2.40%	2.09%
Three-month LIBOR	2.32%	2.34%
Three-year swap	1.74%	2.86%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 30 reflects the percentage change in net interest income over the

32    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2019
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.3%	(.5)%	(1.3)%
Second year sensitivity	2.7%	(.1)%	(4.8)%

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
Table 31: Alternate Interest Rate Scenarios: One Year Forward
The second quarter 2019 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first six months of 2019 and 2018 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2018 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

The PNC Financial Services Group, Inc. – Form 10-Q    33

Customer related trading revenue was $135 million for the six months ended June 30, 2019 compared to $143 million for the same period in 2018. The decrease was primarily due to reduced foreign exchange client sales revenue. For the quarterly period, customer related trading revenue was $87 million for the second quarter of 2019 compared to $66 million in 2018. The increase is almost entirely driven by the impact of changes in credit valuations for customer-related derivatives.
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
A summary of our equity investments follows:
Table 32: Equity Investments Summary

	June 30 2019	December 31 2018	Change
Dollars in millions			$	%
BlackRock	$8,184	$8,016	$168	2%
Tax credit investments	2,047	2,219	(172)	(8)%
Private equity and other	2,770	2,659	111	4%
Total	$13,001	$12,894	$107	1%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at June 30, 2019, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.
Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.7 billion and $.8 billion at June 30, 2019 and December 31, 2018, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2018 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.5 billion at both June 30, 2019 and December 31, 2018. As of June 30, 2019, $1.3 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2018 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the June 30, 2019 per share closing price of $173.55 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $995 million at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2018 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at June 30, 2019 and June 30, 2018.

34    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    35

RECENT REGULATORY DEVELOPMENTS

In June 2019, the Securities and Exchange Commission (SEC) adopted Regulation Best Interest, a new mandated summary disclosure form to be provided to retail customers of registered broker-dealers and investment advisers, and new interpretations of the Investment Advisers Act of 1940 (Advisers Act). Companies must begin complying with Regulation Best Interest, which will impose a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers, and the new disclosure requirements by June 30, 2020; the new interpretations of the Advisers Act became effective in July 2019. These new rules and interpretations primarily affect our Asset Management Group and the retail securities brokerage business within our Retail Banking segment. As these segments were already focused on serving the best interest of our customers, we do not anticipate that the changes will have a material impact on our operations.

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

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2018 Form 10-K:

•	Fair Value Measurements

•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

•	Residential and Commercial Mortgage Servicing Rights

36    The PNC Financial Services Group, Inc. – Form 10-Q

Recently Issued Accounting Standards

ASU	Description	Financial Statement Impact
Credit Losses - ASU 2016-13 Issued June 2016
• Required effective date of January 1, 2020.
• Requires the use of an expected credit loss methodology; specifically, current expected credit losses (CECL) for the remaining life of the asset will be recognized at the time of origination or acquisition.
• Methodology will apply to loans, net investment in leases, debt securities and certain financial assets not accounted for at fair value through net income. It will also apply to off-balance sheet credit exposures except for unconditionally cancellable commitments.
• In-scope assets will be presented at the net amount expected to be collected after deducting the allowance for credit losses (ACL) from the amortized cost basis of the assets.
• Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.
• Requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

• We plan to adopt the CECL standard on its effective date.
• We have a company-wide, cross-functional governance structure that we established in the third quarter of 2016 to oversee overall strategy for implementation of the CECL standard.
• We have prepared CECL accounting policies and continue to refine and test our models, estimation techniques, data, operational processes and financial controls which will be used to calculate our ACL under the CECL standard. We will continue to refine our interpretations, methodology, data and operational processes based upon our reviews and tests.
• The Financial Accounting Standards Board (FASB) recently issued two ASUs that clarified treatment of several topics in the CECL standard, including recoveries and accrued interest, which we plan to implement. The FASB also recently proposed an ASU providing additional guidance on selected topics and we are awaiting final guidance to implement any necessary changes.
• The ACL will be based on our historical loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors. We will use forecasted scenarios produced by our economics team using a combination of structural macroeconomic models and expert judgment. These scenarios are designed to reflect a range of plausible economic conditions and their related estimated probabilities and are informed by current economic conditions and expected business cycle evolution.
• We will use models and other estimation techniques that are sensitive to changes in forecasted economic conditions, to interpret borrower and economic factors in order to estimate the ACL. The estimate will include a three year reasonable and supportable forecast period, and thereafter will revert to a long-run average derived from historical information. We will also apply qualitative factors that could be related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects our best estimate of current expected credit losses.
• The magnitude of change to the ACL at the adoption date will depend upon the nature and characteristics of the loans, net investment in leases, debt securities and certain financial assets, as well as economic conditions and forecasts at the adoption date. Based on our forecasted economic conditions and portfolio balances at June 30, 2019, the adoption of the CECL standard could result in an overall ACL increase of 15% to 25%, as compared to our current aggregate reserve levels. We believe that given current conditions, our credit loss reserves will increase primarily for longer duration consumer loans, due to the difference between loss emergence periods currently used versus the remaining life of the asset required by the CECL standard. Additionally, the ACL could produce higher volatility in the quarterly provision for credit losses than our current reserve process.
• The estimated impact of the CECL standard implementation is based on the current state of our end-to-end CECL process and is inclusive of quantitative results and qualitative factors. This process is still under development, including refinement and development of certain models, estimation techniques and the build-out of the operational and control structure supporting the end-to-end process. The reserve amount to be recorded at the January 1, 2020 transition date may differ from our estimate due to further process refinement and accounting for changes in balances and economics and other assumptions.

Goodwill - ASU 2017-04 Issued January 2017
• Required effective date of January 1, 2020.
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

The PNC Financial Services Group, Inc. – Form 10-Q    37

Codification Improvements - ASU 2019-04 Topic 3: Codification Improvements to ASU 2017-12 and Other Hedging Items Issued April 2019
• Required effective date of January 1, 2020 with early adoption permitted if ASU 2017-12 was previously adopted.
• Targeted improvements related to:
     - Partial-term fair value hedges of interest rate risk
     - Amortization of fair value hedge basis adjustments
     - Disclosure of fair value hedge basis adjustments
     - Consideration of the hedged contractually specified interest rate under the hypothetical derivative method
     - Application of a first-payments-received cash flow hedging technique to overall cash flows on a group of variable interest payments
     - Update to transition guidance for ASU 2017-12

• We are currently assessing the potential impact to PNC upon adoption of these codification improvements.

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2019, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2019, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:

–	U.S. economic growth has accelerated over the past two years to above its long-run trend. However, growth is expected to slow over the course of 2019 and into 2020.

–	Further gradual improvement in the labor market will occur this year, including job gains and rising wages, which would be a positive indicator for consumer spending.

–	Slower economic growth, trade restrictions and geopolitical concerns are downside risks to the forecast.

–	Inflation has slowed in early 2019, to below the FOMC’s 2% objective, but is expected to gradually increase over the next two years.

–	Our baseline forecast is for two .25% cuts to the federal funds rate in July and October 2019, taking the rate to a range of 1.75 to 2.00% by the end of 2019.

•
Our ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of our comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s CCAR process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve Board.

•
Our regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of our balance sheet. In addition, our ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models.

•
Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

–
Changes to laws and regulations, including changes affecting oversight of the financial services industry, consumer protection, bank capital and liquidity standards, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

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

The PNC Financial Services Group, Inc. – Form 10-Q    39

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

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2019	2018	2019	2018
Interest Income
Loans	$2,672	$2,345	$5,274	$4,573
Investment securities	629	557	1,249	1,069
Other	196	180	402	358
Total interest income	3,497	3,082	6,925	6,000
Interest Expense
Deposits	515	261	987	474
Borrowed funds	484	408	965	752
Total interest expense	999	669	1,952	1,226
Net interest income	2,498	2,413	4,973	4,774
Noninterest Income
Asset management	445	456	882	911
Consumer services	392	381	763	738
Corporate services	484	487	946	916
Residential mortgage	82	84	147	181
Service charges on deposits	171	169	339	336
Other	367	334	675	579
Total noninterest income	1,941	1,911	3,752	3,661
Total revenue	4,439	4,324	8,725	8,435
Provision For Credit Losses	180	80	369	172
Noninterest Expense
Personnel	1,365	1,356	2,779	2,710
Occupancy	212	203	427	421
Equipment	298	281	571	554
Marketing	83	75	148	130
Other	653	669	1,264	1,296
Total noninterest expense	2,611	2,584	5,189	5,111
Income before income taxes and noncontrolling interests	1,648	1,660	3,167	3,152
Income taxes	274	304	522	557
Net income	1,374	1,356	2,645	2,595
Less: Net income attributable to noncontrolling interests	12	10	22	20
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	$1,306	$1,290	$2,503	$2,455
Earnings Per Common Share
Basic	$2.89	$2.74	$5.51	$5.19
Diluted	$2.88	$2.72	$5.49	$5.15
Average Common Shares Outstanding
Basic	451	469	453	471
Diluted	452	472	454	474
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net income	$1,374	$1,356	$2,645	$2,595
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	694	(155)	1,333	(801)
Net unrealized gains (losses) on OTTI securities		3	9	17
Net unrealized gains (losses) on cash flow hedge derivatives	254	(113)	354	(306)
Pension and other postretirement benefit plan adjustments	(84)	6	61	69
Other	(30)	(35)	4	(8)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	834	(294)	1,761	(1,029)
Income tax benefit (expense) related to items of other comprehensive income	(198)	53	(405)	231
Other comprehensive income (loss), after tax and net of reclassifications into Net income	636	(241)	1,356	(798)
Comprehensive income	2,010	1,115	4,001	1,797
Less: Comprehensive income attributable to noncontrolling interests	12	10	22	20
Comprehensive income attributable to PNC	$1,998	$1,105	$3,979	$1,777
See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2019	December 31 2018
In millions, except par value
Assets
Cash and due from banks	$5,416	$5,608
Interest-earning deposits with banks	18,362	10,893
Loans held for sale (a)	1,144	994
Investment securities – available for sale	69,355	63,389
Investment securities – held to maturity	18,948	19,312
Loans (a)	237,215	226,245
Allowance for loan and lease losses	(2,721)	(2,629)
Net loans	234,494	223,616
Equity investments (b)	13,001	12,894
Mortgage servicing rights	1,627	1,983
Goodwill	9,221	9,218
Other (a)	34,193	34,408
Total assets	$405,761	$382,315
Liabilities
Deposits
Noninterest-bearing	$69,867	$73,960
Interest-bearing	203,393	193,879
Total deposits	273,260	267,839
Borrowed funds
Federal Home Loan Bank borrowings	29,376	21,501
Bank notes and senior debt	27,694	25,018
Subordinated debt	5,406	5,895
Other (c)	6,549	5,005
Total borrowed funds	69,025	57,419
Allowance for unfunded loan commitments and letters of credit	291	285
Accrued expenses and other liabilities	13,804	9,002
Total liabilities	356,380	334,545
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,711	2,711
Capital surplus	16,248	16,277
Retained earnings	40,616	38,919
Accumulated other comprehensive income (loss)	631	(725)
Common stock held in treasury at cost: 95 and 85 shares	(10,866)	(9,454)
Total shareholders’ equity	49,340	47,728
Noncontrolling interests	41	42
Total equity	49,381	47,770
Total liabilities and equity	$405,761	$382,315

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.1 billion, Loans of $.8 billion and Other assets of $.1 billion at June 30, 2019 and Loans held for sale of $.9 billion, Loans of $.8 billion and Other assets of $.2 billion at December 31, 2018.

(b)	Amounts include our equity interest in BlackRock.

(c)	Our consolidated liabilities at both June 30, 2019 and December 31, 2018 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2019	2018
Operating Activities
Net income	$2,645	$2,595
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	369	172
Depreciation and amortization	579	567
Deferred income taxes	106	167
Changes in fair value of mortgage servicing rights	502	(76)
Undistributed earnings of BlackRock	(220)	(268)
Net change in
Trading securities and other short-term investments	1,465	161
Loans held for sale	(116)	1,322
Other assets	(2,286)	(1,708)
Accrued expenses and other liabilities	812	1,563
Other	(212)	44
Net cash provided (used) by operating activities	$3,644	$4,539
Investing Activities
Sales
Securities available for sale	$2,817	$5,189
Loans	520	761
Repayments/maturities
Securities available for sale	4,795	4,478
Securities held to maturity	1,155	1,254
Purchases
Securities available for sale	(11,141)	(13,776)
Securities held to maturity	(292)	(2,663)
Loans	(735)	(299)
Net change in
Federal funds sold and resale agreements	4,538	434
Interest-earning deposits with banks	(7,469)	6,623
Loans	(11,169)	(3,472)
Other	(502)	(988)
Net cash provided (used) by investing activities	$(17,483)	$(2,459)
(continued on following page)

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Six Months Ended June 30
	2019	2018
Financing Activities
Net change in
Noninterest-bearing deposits	$(3,992)	$(862)
Interest-bearing deposits	9,514	649
Federal funds purchased and repurchase agreements	1,546	511
Federal Home Loan Bank borrowings	6,875	2,500
Commercial paper		(100)
Other borrowed funds	(119)	(225)
Sales/issuances
Federal Home Loan Bank borrowings	12,000	1,500
Bank notes and senior debt	4,438	2,738
Other borrowed funds	771	256
Common and treasury stock	40	40
Repayments/maturities
Federal Home Loan Bank borrowings	(11,000)	(3,001)
Bank notes and senior debt	(2,350)	(2,850)
Subordinated debt	(700)	(324)
Other borrowed funds	(777)	(264)
Acquisition of treasury stock	(1,613)	(1,641)
Preferred stock cash dividends paid	(118)	(118)
Common stock cash dividends paid	(868)	(713)
Net cash provided (used) by financing activities	$13,647	$(1,904)
Net Increase (Decrease) In Cash And Due From Banks	(192)	176
Cash and due from banks at beginning of period	5,608	5,249
Cash and due from banks at end of period	$5,416	$5,425
Supplemental Disclosures
Interest paid	$1,905	$1,182
Income taxes paid	$217	$102
Income taxes refunded	$7	$461
Leased assets obtained in exchange for new operating lease liabilities	$236
Right-of-use assets recognized at adoption of ASU 2016-02	$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$256	$294
Transfer from loans to foreclosed assets	$90	$100
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    45

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

46    The PNC Financial Services Group, Inc. – Form 10-Q

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

Recently Adopted Accounting Standards

During the second quarter of 2019, we did not adopt any new accounting standards that had a significant impact.

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

The PNC Financial Services Group, Inc. – Form 10-Q    47

The following table provides cash flows associated with our loan sale and servicing activities:
Table 33: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2019
Sales of loans (b)	$890	$446
Repurchases of previously transferred loans (c)	$61	$4
Servicing fees (d)	$88	$32
Servicing advances recovered/(funded), net	$11	$39
Cash flows on mortgage-backed securities held (e)	$751	$15
Cash Flows - Three months ended June 30, 2018
Sales of loans (b)	$1,051	$458
Repurchases of previously transferred loans (c)	$77
Servicing fees (d)	$89	$35
Servicing advances recovered/(funded), net	$39	$(12)
Cash flows on mortgage-backed securities held (e)	$449	$28
Cash Flows - Six months ended June 30, 2019
Sales of loans (b)	$1,606	$1,090
Repurchases of previously transferred loans (c)	$154	$4
Servicing fees (d)	$174	$63
Servicing advances recovered/(funded), net	$28	$16
Cash flows on mortgage-backed securities held (e)	$1,259	$29
Cash Flows - Six months ended June 30, 2018
Sales of loans (b)	$2,244	$1,660
Repurchases of previously transferred loans (c)	$196
Servicing fees (d)	$181	$66
Servicing advances recovered/(funded), net	$43	$5
Cash flows on mortgage-backed securities held (e)	$871	$49

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

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

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.5 billion, $13.3 billion, and $12.4 billion in residential mortgage-backed securities and $.6 billion, $.6 billion, and $.7 billion in commercial mortgage-backed securities at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Table 34 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2019.

48    The PNC Financial Services Group, Inc. – Form 10-Q

Table 34: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2019
Total principal balance	$51,821	$49,474
Delinquent loans (b)	$572	$95
December 31, 2018
Total principal balance	$54,028	$47,969
Delinquent loans (b)	$622	$234
Three months ended June 30, 2019
Net charge-offs (c)	$13	$178
Three months ended June 30, 2018
Net charge-offs (c)	$13	$22
Six months ended June 30, 2019
Net charge-offs (c)	$24	$296
Six months ended June 30, 2018
Net charge-offs (c)	$25	$52

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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
Table 35: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2019
Mortgage-backed securitizations (b)	$18,323	$18,323	(c)
Tax credit investments and other	2,858	2,878	(d)	$845	(e)
Total	$21,181	$21,201		$845
December 31, 2018
Mortgage-backed securitizations (b)	$14,266	$14,266	(c)
Tax credit investments and other	2,949	2,911	(d)	$806	(e)
Total	$17,215	$17,177		$806

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the six months ended June 30, 2019, we recognized $100 million of amortization, $111 million of tax credits and $24 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the second quarter of 2019 were $45 million, $54 million and $11 million, respectively.

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

50    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables present the delinquency status of our loans and our nonperforming assets at June 30, 2019 and December 31, 2018, respectively.

Table 36: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
June 30, 2019
Commercial Lending
Commercial	$124,986	$105	$33	$59	$197		$441			$125,624
Commercial real estate	28,467	9	1		10		93			28,570
Equipment lease financing	7,393	7	3		10		6			7,409
Total commercial lending	160,846	121	37	59	217		540			161,603
Consumer Lending
Home equity	23,730	56	20		76		712		$614	25,132
Residential real estate	17,808	134	75	306	515	(b)	339	$173	1,257	20,092
Automobile	15,338	119	29	8	156		118			15,612
Credit card	6,379	47	29	48	124		8			6,511
Education	3,364	60	36	95	191	(b)				3,555
Other consumer	4,673	13	9	8	30		7			4,710
Total consumer lending	71,292	429	198	465	1,092		1,184	173	1,871	75,612
Total	$232,138	$550	$235	$524	$1,309		$1,724	$173	$1,871	$237,215
Percentage of total loans	97.86%	.23%	.10%	.22%	.55%		.73%	.07%	.79%	100.00%
December 31, 2018
Commercial Lending
Commercial	$116,300	$82	$54	$52	$188		$346			$116,834
Commercial real estate	28,056	6	3		9		75			28,140
Equipment lease financing	7,229	56	12		68		11			7,308
Total commercial lending	151,585	144	69	52	265		432			152,282
Consumer Lending
Home equity	24,556	66	25		91		797		$679	26,123
Residential real estate	16,216	135	73	363	571	(b)	350	$182	1,338	18,657
Automobile	14,165	113	29	12	154		100			14,419
Credit card	6,222	46	29	53	128		7			6,357
Education	3,571	69	41	141	251	(b)				3,822
Other consumer	4,552	12	5	8	25		8			4,585
Total consumer lending	69,282	441	202	577	1,220		1,262	182	2,017	73,963
Total	$220,867	$585	$271	$629	$1,485		$1,694	$182	$2,017	$226,245
Percentage of total loans	97.62%	.26%	.12%	.28%	.66%		.75%	.08%	.89%	100.00%

(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.4 billion and $.5 billion at June 30, 2019 and December 31, 2018, respectively, and Education loans totaling $.2 billion at both June 30, 2019 and December 31, 2018.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both June 30, 2019 December 31, 2018.

At June 30, 2019, we pledged $15.6 billion of commercial loans to the Federal Reserve Bank and $65.0 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2018 were $17.3 billion and $63.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 37: Nonperforming Assets

Dollars in millions	June 30 2019	December 31 2018
Nonperforming loans
Total commercial lending	$540	$432
Total consumer lending (a)	1,184	1,262
Total nonperforming loans	1,724	1,694
OREO and foreclosed assets	126	114
Total nonperforming assets	$1,850	$1,808
Nonperforming loans to total loans	.73%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%
Nonperforming assets to total assets	.46%	.47%

(a)	Excludes most consumer loans and lines of credit not secured by residential real estate, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

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

Total nonperforming loans in Table 37 include TDRs of $.9 billion at both June 30, 2019 and December 31, 2018. TDRs that are performing, including consumer credit card TDR loans, totaled $.9 billion and $1.0 billion at June 30, 2019 and December 31, 2018, respectively, and are excluded from nonperforming loans.

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
Table 38: Commercial Lending Asset Quality Indicators (a)

In millions	Pass Rated	Criticized	Total Loans
June 30, 2019
Commercial	$120,157	$5,467	$125,624
Commercial real estate	27,699	871	28,570
Equipment lease financing	7,251	158	7,409
Total commercial lending	$155,107	$6,496	$161,603
December 31, 2018
Commercial	$111,276	$5,558	$116,834
Commercial real estate	27,682	458	28,140
Equipment lease financing	7,180	128	7,308
Total commercial lending	$146,138	$6,144	$152,282

(a)
Loans are classified as Pass and Criticized based on the Regulatory Classification definitions. The Criticized classification includes loans that were rated Special Mention, Substandard or Doubtful as of June 30, 2019 and December 31, 2018. We use probability of default and loss given default to rate loans in the commercial lending portfolio.

Consumer Lending Loan Classes

See Note 3 Asset Quality in our 2018 Form 10-K for additional information related to our Consumer Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 39: Asset Quality Indicators for Home Equity and Residential Real Estate Loans

	June 30, 2019		December 31, 2018
	Home equity	Residential real estate	Home equity	Residential real estate
In millions
Current estimated LTV ratios
Greater than or equal to 125%	$432	$129	$461	$116
Greater than or equal to 100% to less than 125%	991	248	1,020	255
Greater than or equal to 90% to less than 100%	1,200	358	1,174	335
Less than 90%	21,732	17,359	22,644	15,922
No LTV ratio available	163	148	145	6
Government insured or guaranteed loans		593		685
Purchased impaired loans	614	1,257	679	1,338
Total loans	$25,132	$20,092	$26,123	$18,657
Updated FICO Scores
Greater than 660	$22,186	$17,450	$22,996	$15,956
Less than or equal to 660	2,067	568	2,210	585
No FICO score available	265	224	238	93
Government insured or guaranteed loans		593		685
Purchased impaired loans	614	1,257	679	1,338
Total loans	$25,132	$20,092	$26,123	$18,657

Automobile, Credit Card, Education and Other Consumer Loan Classes

The following table presents asset quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 40: Asset Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loans

Dollars in millions	Automobile	Credit Card	Education	Other Consumer
June 30, 2019
FICO score greater than 719	$8,358	$3,918	$1,223	$1,393
650 to 719	4,679	1,846	176	705
620 to 649	1,076	297	23	111
Less than 620	1,163	332	23	102
No FICO score available or required (a)	336	118	40	27
Total loans using FICO credit metric	15,612	6,511	1,485	2,338
Consumer loans using other internal credit metrics			2,070	2,372
Total loans	$15,612	$6,511	$3,555	$4,710
Weighted-average updated FICO score (b)	726	733	777	732
December 31, 2018
FICO score greater than 719	$7,740	$3,809	$1,240	$1,280
650 to 719	4,365	1,759	194	641
620 to 649	1,007	280	26	106
Less than 620	1,027	332	24	105
No FICO score available or required (a)	280	177	57	25
Total loans using FICO credit metric	14,419	6,357	1,541	2,157
Consumer loans using other internal credit metrics			2,281	2,428
Total loans	$14,419	$6,357	$3,822	$4,585
Weighted-average updated FICO score (b)	726	733	774	732

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

Troubled Debt Restructurings (TDRs)
Table 41 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and six months ended June 30, 2019 and June 30, 2018. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2018 Form 10-K for additional discussion of TDRs.

The PNC Financial Services Group, Inc. – Form 10-Q    53

Table 41: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended June 30, 2019 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	15	$31		$1	$27	$28
Total consumer lending	3,539	44		24	16	40
Total TDRs	3,554	$75		$25	$43	$68
During the three months ended June 30, 2018 Dollars in millions
Total commercial lending	15	$20		$1	$17	$18
Total consumer lending	2,889	35	$1	17	13	31
Total TDRs	2,904	$55	$1	$18	$30	$49

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the six months ended June 30, 2019 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	37	$136		$1	$136	$137
Total consumer lending	7,353	86		48	32	80
Total TDRs	7,390	$222		$49	$168	$217
During the six months ended June 30, 2018 Dollars in millions
Total commercial lending	47	$30		$2	$24	$26
Total consumer lending	5,868	84	$1	47	29	77
Total TDRs	5,915	$114	$1	$49	$53	$103
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

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2019 and January 1, 2018, respectively, and (ii) subsequently defaulted during three and six months ended June 30, 2019 totaled $28 million and $39 million, respectively. The comparable amounts for the three and six months ended June 30, 2018 totaled $24 million and $38 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the six months ended June 30, 2019 and June 30, 2018. Table 42 provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 42: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
June 30, 2019
Impaired loans with an associated allowance
Total commercial lending	$530	$396	$86	$365
Total consumer lending	824	777	123	800
Total impaired loans with an associated allowance	1,354	1,173	209	1,165
Impaired loans without an associated allowance
Total commercial lending	358	287		292
Total consumer lending	1,007	604		611
Total impaired loans without an associated allowance	1,365	891		903
Total impaired loans	$2,719	$2,064	$209	$2,068
December 31, 2018
Impaired loans with an associated allowance
Total commercial lending	$440	$315	$73	$349
Total consumer lending	863	817	136	904
Total impaired loans with an associated allowance	1,303	1,132	209	1,253
Impaired loans without an associated allowance
Total commercial lending	413	326		294
Total consumer lending	1,042	625		645
Total impaired loans without an associated allowance	1,455	951		939
Total impaired loans	$2,758	$2,083	$209	$2,192

(a)	Average recorded investment is for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.
NOTE 4 ALLOWANCE FOR LOAN AND LEASE LOSSES
We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We have two portfolio segments – Commercial Lending and Consumer Lending, and develop and document the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2018 Form 10-K for a description of the accounting policies for the ALLL. A rollforward of the ALLL and associated loan data follows:
Table 43: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2019			2018
At or for the six months ended June 30 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,663	$966	$2,629	$1,582	$1,029	$2,611
Charge-offs	(84)	(358)	(442)	(64)	(322)	(386)
Recoveries	40	124	164	51	113	164
Net (charge-offs)	(44)	(234)	(278)	(13)	(209)	(222)
Provision for credit losses	187	182	369	56	116	172
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(7)	1	(6)	6	2	8
Other		7	7	(1)	13	12
June 30	$1,799	$922	$2,721	$1,630	$951	$2,581
TDRs individually evaluated for impairment	$33	$123	$156	$29	$147	$176
Other loans individually evaluated for impairment	53		53	60		60
Loans collectively evaluated for impairment	1,713	517	2,230	1,541	523	2,064
Purchased impaired loans		282	282		281	281
June 30	$1,799	$922	$2,721	$1,630	$951	$2,581
Loan Portfolio
TDRs individually evaluated for impairment	$396	$1,381	$1,777	$324	$1,544	$1,868
Other loans individually evaluated for impairment	287		287	240		240
Loans collectively evaluated for impairment	160,920	71,605	232,525	149,072	68,711	217,783
Fair value option loans (a)		755	755		753	753
Purchased impaired loans		1,871	1,871		2,211	2,211
June 30	$161,603	$75,612	$237,215	$149,636	$73,219	$222,855
Portfolio segment ALLL as a percentage of total ALLL	66%	34%	100%	63%	37%	100%
Ratio of ALLL to total loans	1.11%	1.22%	1.15%	1.09%	1.30%	1.16%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    55

NOTE 5 INVESTMENT SECURITIES
Table 44: Investment Securities Summary

	June 30, 2019				December 31, 2018
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$18,828	$371	$(17)	$19,182	$18,104	$133	$(137)	$18,100
Residential mortgage-backed
Agency	33,508	402	(90)	33,820	29,413	104	(524)	28,993
Non-agency	1,745	316	(4)	2,057	1,924	300	(13)	2,211
Commercial mortgage-backed
Agency	2,568	47	(30)	2,585	2,630	13	(66)	2,577
Non-agency	2,977	34	(7)	3,004	2,689	5	(37)	2,657
Asset-backed	5,337	89	(7)	5,419	4,933	59	(20)	4,972
Other	3,169	122	(3)	3,288	3,821	96	(38)	3,879
Total securities available for sale	$68,132	$1,381	$(158)	$69,355	$63,514	$710	$(835)	$63,389
Securities Held to Maturity
U.S. Treasury and government agencies	$767	$53		$820	$758	$28	$(23)	$763
Residential mortgage-backed
Agency	15,503	181	$(68)	15,616	15,740	32	(358)	15,414
Non-agency	146	6		152	152	2		154
Commercial mortgage-backed
Agency	95	3		98	143	1	(1)	143
Non-agency	464	6		470	488	1	(1)	488
Asset-backed	170			170	182	1		183
Other	1,803	88	(18)	1,873	1,849	53	(28)	1,874
Total securities held to maturity	$18,948	$337	$(86)	$19,199	$19,312	$118	$(411)	$19,019

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as AOCI, unless credit-related. Securities held to maturity are carried at amortized cost. Investment securities at June 30, 2019 included $2.0 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows.

At June 30, 2019, AOCI included pretax gains of $23 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 45 presents gross unrealized losses and fair value of debt securities at June 30, 2019 and December 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.
56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 45: Gross Unrealized Loss and Fair Value of Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(6)	$2,151	$(11)	$2,260	$(17)	$4,411
Residential mortgage-backed
Agency	(1)	1,173	(89)	7,578	(90)	8,751
Non-agency			(4)	253	(4)	253
Commercial mortgage-backed
Agency			(30)	1,192	(30)	1,192
Non-agency	(1)	313	(6)	224	(7)	537
Asset-backed	(4)	668	(3)	942	(7)	1,610
Other			(3)	768	(3)	768
Total securities available for sale	$(12)	$4,305	$(146)	$13,217	$(158)	$17,522
Securities Held to Maturity
Residential mortgage-backed - Agency			$(68)	$5,619	$(68)	$5,619
Other	$(1)	$31	(17)	130	(18)	161
Total securities held to maturity	$(1)	$31	$(85)	$5,749	$(86)	$5,780
December 31, 2018
Securities Available for Sale
U.S. Treasury and government agencies	$(21)	$4,125	$(116)	$5,423	$(137)	$9,548
Residential mortgage-backed
Agency	(57)	4,823	(467)	13,830	(524)	18,653
Non-agency	(1)	74	(12)	310	(13)	384
Commercial mortgage-backed
Agency	(1)	65	(65)	1,516	(66)	1,581
Non-agency	(23)	1,809	(14)	498	(37)	2,307
Asset-backed	(11)	2,149	(9)	1,032	(20)	3,181
Other	(12)	868	(26)	1,293	(38)	2,161
Total securities available for sale	$(126)	$13,913	$(709)	$23,902	$(835)	$37,815
Securities Held to Maturity
U.S. Treasury and government agencies			$(23)	$446	$(23)	$446
Residential mortgage-backed - Agency	$(58)	$4,191	(300)	7,921	(358)	12,112
Commercial mortgage-backed
Agency	(1)	88			(1)	88
Non-agency	(1)	152			(1)	152
Other	(2)	75	(26)	123	(28)	198
Total securities held to maturity	$(62)	$4,506	$(349)	$8,490	$(411)	$12,996

Evaluating Investment Securities for OTTI

For the securities in Table 45, as of June 30, 2019 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2018 Form 10-K. For those securities on our Consolidated Balance Sheet at June 30, 2019, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first six months of 2019 and 2018, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 46: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2019	$47	$(15)	$32	$7
2018	$42	$(46)	$(4)	$(1)

The PNC Financial Services Group, Inc. – Form 10-Q    57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2019.
Table 47: Contractual Maturity of Securities

June 30, 2019 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1,273	$13,501	$3,232	$822	$18,828
Residential mortgage-backed
Agency	1	67	853	32,587	33,508
Non-agency				1,745	1,745
Commercial mortgage-backed
Agency		626	268	1,674	2,568
Non-agency			337	2,640	2,977
Asset-backed	50	2,317	1,645	1,325	5,337
Other	436	1,461	422	850	3,169
Total securities available for sale	$1,760	$17,972	$6,757	$41,643	$68,132
Fair value	$1,764	$18,145	$6,925	$42,521	$69,355
Weighted-average yield, GAAP basis	2.38%	2.30%	2.95%	3.32%	2.99%
Securities Held to Maturity
U.S. Treasury and government agencies			$493	$274	$767
Residential mortgage-backed
Agency		$68	507	14,928	15,503
Non-agency				146	146
Commercial mortgage-backed
Agency		46		49	95
Non-agency				464	464
Asset-backed		6	100	64	170
Other	$31	649	710	413	1,803
Total securities held to maturity	$31	$769	$1,810	$16,338	$18,948
Fair value	$31	$795	$1,900	$16,473	$19,199
Weighted-average yield, GAAP basis	3.92%	3.89%	3.43%	3.30%	3.34%

Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At June 30, 2019, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA), that exceeded 10% of Total shareholders’ equity. The FNMA investments had a total amortized cost of $40.7 billion and fair value of $41.1 billion.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 48: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2019	December 31 2018
Pledged to others	$9,450	$7,597
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$2,677	$6,905
Permitted amount repledged to others	$686	$923

(a)
Includes $2.0 billion and $6.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged at June 30, 2019 and December 31, 2018, respectively.

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
Table 49: Fair Value Measurements – Recurring Basis Summary

	June 30, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$695	$2	$697		$493	$2	$495
Commercial mortgage loans held for sale		325	73	398		309	87	396
Securities available for sale
U.S. Treasury and government agencies	$18,902	280		19,182	$17,753	347		18,100
Residential mortgage-backed
Agency		33,820		33,820		28,993		28,993
Non-agency		81	1,976	2,057		83	2,128	2,211
Commercial mortgage-backed
Agency		2,585		2,585		2,577		2,577
Non-agency		3,004		3,004		2,657		2,657
Asset-backed		5,158	261	5,419		4,698	274	4,972
Other		3,208	80	3,288		3,795	84	3,879
Total securities available for sale	18,902	48,136	2,317	69,355	17,753	43,150	2,486	63,389
Loans		496	259	755		510	272	782
Equity investments (a)	675		1,323	2,193	751		1,255	2,209
Residential mortgage servicing rights			997	997			1,257	1,257
Commercial mortgage servicing rights			630	630			726	726
Trading securities (b)	853	1,705		2,558	2,137	1,777	2	3,916
Financial derivatives (b) (c)	2	3,458	86	3,546	3	2,053	25	2,081
Other assets	322	135		457	291	157	45	493
Total assets	$20,754	$54,950	$5,687	$81,586	$20,935	$48,449	$6,157	$75,744
Liabilities
Other borrowed funds	$709	$199	$5	$913	$868	$132	$7	$1,007
Financial derivatives (c) (d)	5	1,776	221	2,002	1	2,021	268	2,290
Other liabilities			78	78			58	58
Total liabilities	$714	$1,975	$304	$2,993	$869	$2,153	$333	$3,355

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at June 30, 2019 and December 31, 2018 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2019 and 2018 follow:
Table 50: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2019

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2019 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2019	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2019
Assets
Residential mortgage loans held for sale	$2				$1				$1	$(2)	$2
Commercial mortgage loans held for sale	73	$1						$(1)			73	$1
Securities available for sale
Residential mortgage- backed non-agency	2,042	18		$19				(103)			1,976
Asset-backed	266	2		4				(11)			261
Other	85			(1)	2	$(3)		(3)			80
Total securities available for sale	2,393	20		22	2	(3)		(117)			2,317
Loans	272	2			13	(8)	(1)	(11)	1	(9)	259	1
Equity investments	1,217	4			150	(48)					1,323	3
Residential mortgage servicing rights	1,131	(156)			59		$7	(44)			997	(156)
Commercial mortgage servicing rights	681	(55)			32		9	(37)			630	(55)
Trading securities	2							(2)
Financial derivatives	56	48			(2)			(16)			86	45
Other assets
Total assets	$5,827	$(136)		$22	$255	$(59)	$15	$(228)	$2	$(11)	$5,687	$(161)
Liabilities
Other borrowed funds	$6						$12	$(13)			$5
Financial derivatives	230	$20				$(1)		(28)			221	$19
Other liabilities	62	11				2	51	(48)			78	3
Total liabilities	$298	$31				$1	$63	$(89)			$304	$22
Net gains (losses)		$(167)	(c)									$(183)	(d)

60    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Residential mortgage loans held for sale	$2				$1				$3	$(2)	$4
Commercial mortgage loans held for sale	92	$(1)									91	$(1)
Securities available for sale
Residential mortgage- backed non-agency	2,545	1		$5				$(146)			2,405
Asset-backed	321	1		(1)				(13)			308
Other	94			6	2			(11)			91
Total securities available for sale	2,960	2		10	2			(170)			2,804
Loans	302	3			18	$(2)		(25)	(2)	(12)	282	(1)
Equity investments	1,129	62			79	(103)					1,167	35
Residential mortgage servicing rights	1,256	40			38		$10	(47)			1,297	35
Commercial mortgage servicing rights	723	33			21		6	(35)			748	33
Trading securities	2										2
Financial derivatives	12	17			1			(14)			16	18
Other assets	68	(5)									63	(5)
Total assets	$6,546	$151		$10	$160	$(105)	$16	$(291)	$1	$(14)	$6,474	$114
Liabilities
Other borrowed funds	$9						$13	$(15)			$7
Financial derivatives	437	$(33)				$2		(22)			384	$(31)
Other liabilities	42	3					29	(27)			47	3
Total liabilities	$488	$(30)				$2	$42	$(64)			$438	$(28)
Net gains (losses)		$181	(c)									$142	(d)

(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    61

(continued from previous page)

Six Months Ended June 30, 2019

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2019 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2019
Assets
Residential mortgage loans held for sale	$2				$2	$(1)			$4	$(5)	$2
Commercial mortgage loans held for sale	87	$2						$(16)			73	$2
Securities available for sale
Residential mortgage- backed non-agency	2,128	36		$21				(209)			1,976
Asset-backed	274	2		6				(21)			261
Other	84			(1)	3	(3)		(3)			80
Total securities available for sale	2,486	38		26	3	(3)		(233)			2,317
Loans	272	5			33	(11)	(1)	(25)	3	(17)	259	2
Equity investments	1,255	56			195	(183)					1,323	3
Residential mortgage servicing rights	1,257	(262)			65		$14	(77)			997	(261)
Commercial mortgage servicing rights	726	(88)			51		16	(75)			630	(88)
Trading securities	2							(2)
Financial derivatives	25	87						(26)			86	(13)
Other assets	45							(45)
Total assets	$6,157	$(162)		$26	$349	$(198)	$29	$(499)	$7	$(22)	$5,687	$(355)
Liabilities
Other borrowed funds	$7						$26	$(28)			$5
Financial derivatives	268	$50				1		(98)			221	$53
Other liabilities	58	20				2	53	(55)			78	11
Total liabilities	$333	$70				$3	$79	$(181)			$304	$64
Net gains (losses)		$(232)	(c)									$(419)	(d)
62    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value June 30, 2018
Assets
Residential mortgage loans held for sale	$3				$2	$(1)			$5	$(5)	$4
Commercial mortgage loans held for sale	107	$(1)						$(15)			91	$(1)
Securities available for sale
Residential mortgage- backed non-agency	2,661	20		$8				(284)			2,405
Asset-backed	332			4				(28)			308
Other	87	5		7	4			(12)			91
Total securities available for sale	3,080	25		19	4			(324)			2,804
Loans	298	5			55	(9)		(43)		(24)	282	1
Equity investments	1,036	88			161	(118)					1,167	60
Residential mortgage servicing rights	1,164	147			47		$23	(84)			1,297	140
Commercial mortgage servicing rights	668	81			44		23	(68)			748	81
Trading securities	2										2
Financial derivatives	10	24			2			(20)			16	27
Other assets	107	(2)						(42)			63	(2)
Total assets	$6,475	$367		$19	$315	$(128)	$46	$(596)	$5	$(29)	$6,474	$306
Liabilities
Other borrowed funds	$11						$32	$(36)			$7
Financial derivatives	487	$(23)				$5		(85)			384	$(26)
Other liabilities	33	5			$12		34	(37)			47	5
Total liabilities	$531	$(18)			$12	$5	$66	$(158)			$438	$(21)
Net gains (losses)		$385	(c)									$327	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 51: Fair Value Measurements – Recurring Quantitative Information

June 30, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$73	Discounted cash flow	Spread over the benchmark curve (a)	530bps - 2,270bps (1,477bps)
Residential mortgage-backed non-agency securities	1,976	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (10.1%)
			Constant default rate	0.0% - 15.9% (4.7%)
			Loss severity	15.0% - 95.7% (50.0%)
			Spread over the benchmark curve (a)	190bps weighted-average
Asset-backed securities	261	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (8.1%)
			Constant default rate	1.0% - 7.2% (3.5%)
			Loss severity	15.0% - 100.0% (60.6%)
			Spread over the benchmark curve (a)	190bps weighted-average
Loans	129	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.2%)
			Loss severity	0.0% - 100.0% (16.4%)
			Discount rate	5.5% - 8.3% (5.8%)
	81	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.0% weighted-average
	49	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.9%)
Equity investments	1,323	Multiple of adjusted earnings	Multiple of earnings	5.0x - 19.7x (8.6x)
Residential mortgage servicing rights	997	Discounted cash flow	Constant prepayment rate	0.0% - 65.0% (13.6%)
			Spread over the benchmark curve (a)	296bps - 1,428bps (786bps)
Commercial mortgage servicing rights	630	Discounted cash flow	Constant prepayment rate	3.8% - 18.3% (4.9%)
			Discount rate	5.6% - 7.9% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(206)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	70
Total Level 3 assets, net of liabilities (d)	$5,383

64    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$87	Discounted cash flow	Spread over the benchmark curve (a)	535bps - 1,900bps (1,217bps)
Residential mortgage-backed non-agency securities	2,128	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 33.0% (11.8%)
			Constant default rate	0.0% - 18.8% (5.1%)
			Loss severity	10.0% - 100.0% (50.8%)
			Spread over the benchmark curve (a)	216bps weighted-average
Asset-backed securities	274	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (8.5%)
			Constant default rate	1.0% - 18.5% (4.0%)
			Loss severity	15.0% - 100.0% (63.8%)
			Spread over the benchmark curve (a)	198bps weighted-average
Loans	129	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.8%)
			Loss severity	0.0% - 100.0% (17.2%)
			Discount rate	5.5% - 8.3% (5.8%)
	90	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.8% weighted-average
	53	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.3%)
Equity investments	1,255	Multiple of adjusted earnings	Multiple of earnings	4.5x - 16.0x (8.4x)
Residential mortgage servicing rights	1,257	Discounted cash flow	Constant prepayment rate	0.0% - 54.5% (8.7%)
			Spread over the benchmark curve (a)	492bps - 1,455bps (806bps)
Commercial mortgage servicing rights	726	Discounted cash flow	Constant prepayment rate	4.6% - 14.7% (5.7%)
			Discount rate	6.9% - 8.5% (8.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(210)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	35
Total Level 3 assets, net of liabilities (d)	$5,824

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $5.7 billion and total Level 3 liabilities of $.3 billion as of June 30, 2019 and $6.1 billion and $.3 billion as of December 31, 2018, respectively.

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
Table 52: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2019	December 31 2018	June 30 2019	June 30 2018	June 30 2019	June 30 2018
Assets
Nonaccrual loans	$160	$128	$(34)	$(15)	$(44)	$(33)
OREO and foreclosed assets	36	59	(2)	(3)	(4)	(2)
Long-lived assets	6	11	(4)	(6)	(4)	(6)
Total assets	$202	$198	$(40)	$(24)	$(52)	$(41)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q    65

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2018 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 53: Fair Value Option – Fair Value and Principal Balances

	June 30, 2019			December 31, 2018
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$690	$666	$24	$489	$472	$17
Accruing loans 90 days or more past due	2	2		2	2
Nonaccrual loans	5	6	(1)	4	4
Total	$697	$674	$23	$495	$478	$17
Commercial mortgage loans held for sale (a)
Performing loans	$397	$409	$(12)	$396	$411	$(15)
Nonaccrual loans	1	2	(1)
Total	$398	$411	$(13)	$396	$411	$(15)
Residential mortgage loans
Performing loans	$307	$324	$(17)	$279	$298	$(19)
Accruing loans 90 days or more past due	275	284	(9)	321	329	(8)
Nonaccrual loans	173	277	(104)	182	292	(110)
Total	$755	$885	$(130)	$782	$919	$(137)
Other assets	$135	$129	$6	$156	$176	$(20)
Liabilities
Other borrowed funds	$54	$55	$(1)	$64	$65	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2019 or December 31, 2018.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 54: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2019	2018	2019	2018
Assets
Residential mortgage loans held for sale	$20	$8	$34	$12
Commercial mortgage loans held for sale	$18	$11	$23	$25
Residential mortgage loans	$5	$7	$9	$10
Other assets	$12	$(21)	$21	$(10)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2019 and December 31, 2018. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 55, see Note 6 Fair Value in our 2018 Form 10-K.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets
Cash and due from banks	$5,416	$5,416	$5,416
Interest-earning deposits with banks	18,362	18,362		$18,362
Securities held to maturity	18,948	19,199	820	18,217	$162
Net loans (excludes leases)	226,330	229,686			229,686
Other assets	6,720	6,720		6,719	1
Total assets	$275,776	$279,383	$6,236	$43,298	$229,849
Liabilities
Time deposits	$19,718	$19,497		$19,497
Borrowed funds	68,112	68,612		66,730	$1,882
Unfunded loan commitments and letters of credit	291	291			291
Other liabilities	432	432		432
Total liabilities	$88,553	$88,832		$86,659	$2,173
December 31, 2018
Assets
Cash and due from banks	$5,608	$5,608	$5,608
Interest-earning deposits with banks	10,893	10,893		$10,893
Securities held to maturity	19,312	19,019	763	18,112	$144
Net loans (excludes leases)	215,525	216,492			216,492
Other assets	11,065	11,065		11,060	5
Total assets	$262,403	$263,077	$6,371	$40,065	$216,641
Liabilities
Time deposits	$18,507	$18,246		$18,246
Borrowed funds	56,412	56,657		54,872	$1,785
Unfunded loan commitments and letters of credit	285	285			285
Other liabilities	393	393		393
Total liabilities	$75,597	$75,581		$73,511	$2,070

The aggregate fair values in Table 55 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 49);

•	investments accounted for under the equity method;

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01;

•	real and personal property;

•	lease financing;

•	loan customer relationships;

•	deposit customer intangibles;

•	mortgage servicing rights (MSRs);

•	retail branch networks;

•	fee-based businesses, such as asset management and brokerage;

•	trademarks and brand names;

•	trade receivables and payables due in one year or less; and

•	deposit liabilities with no defined or contractual maturities under ASU 2016-01.

The PNC Financial Services Group, Inc. – Form 10-Q    67

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2018 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.6 billion and $2.0 billion at June 30, 2019 and December 31, 2018, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 56: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2019	2018	2019	2018
January 1	$726	$668	$1,257	$1,164
Additions:
From loans sold with servicing retained	16	23	14	23
Purchases	51	44	65	47
Changes in fair value due to:
Time and payoffs (a)	(75)	(68)	(77)	(84)
Other (b)	(88)	81	(262)	147
June 30	$630	$748	$997	$1,297
Related unpaid principal balance at June 30	$193,510	$174,589	$124,461	$124,325
Servicing advances at June 30	$204	$212	$128	$158

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2019 are shown in Tables 57 and 58. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

68    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 57: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2019	December 31 2018
Fair value	$630	$726
Weighted-average life (years)	4.0	4.1
Weighted-average constant prepayment rate	4.91%	5.65%
Decline in fair value from 10% adverse change	$9	$10
Decline in fair value from 20% adverse change	$17	$19
Effective discount rate	7.88%	8.39%
Decline in fair value from 10% adverse change	$16	$19
Decline in fair value from 20% adverse change	$31	$39

Table 58: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2019		December 31 2018
Fair value	$997		$1,257
Weighted-average life (years)	5.2		6.9
Weighted-average constant prepayment rate	13.56%		8.69%
Decline in fair value from 10% adverse change	$47		$41
Decline in fair value from 20% adverse change	$89		$79
Weighted-average option adjusted spread	786	bps	806	bps
Decline in fair value from 10% adverse change	$27		$37
Decline in fair value from 20% adverse change	$52		$73

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for both the three months ended June 30, 2019 and 2018 and $.2 billion for both the six months ended June 30, 2019 and 2018. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    69

The components of our net periodic benefit cost for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

Table 59: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended June 30 In millions	2019	2018	2019	2018	2019	2018
Net periodic cost consists of:
Service cost	$29	$30			$1	$1
Interest cost	47	42	$3	$3	4	3
Expected return on plan assets	(71)	(77)			(2)	(2)
Amortization of prior service credit	1	1
Amortization of actuarial losses	3		1	1
Net periodic cost/(benefit)	$9	$(4)	$4	$4	$3	$2

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Six months ended June 30 In millions	2019	2018	2019	2018	2019	2018
Net periodic cost consists of:
Service cost	$57	$58	$1	$1	$2	$2
Interest cost	93	85	5	5	7	6
Expected return on plan assets	(143)	(153)			(3)	(3)
Amortization of prior service credit	2	1
Amortization of actuarial losses	3		2	2
Net periodic cost/(benefit)	$12	$(9)	$8	$8	$6	$5

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2018 Form 10-K.

70    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 60: Total Gross Derivatives

	June 30, 2019			December 31, 2018
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$31,914			$30,919	$7
Cash flow hedges	24,859	$6	$1	17,337	1
Foreign exchange contracts:
Net investment hedges	1,052	3		1,012		$10
Total derivatives designated for hedging under GAAP	$57,825	$9	$1	$49,268	$8	$10
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$48,118	$12	$3	$43,084		$3
Futures (e)	3,763			10,658
Mortgage-backed commitments	8,478	92	88	5,771	$47	39
Other	8,449	45	25	6,509	10	3
Subtotal	68,808	149	116	66,022	57	45
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	233,046	2,812	1,216	218,496	1,352	1,432
Futures (e)	587			914
Mortgage-backed commitments	3,345	7	9	2,246	7	10
Other	22,208	138	41	20,109	77	33
Subtotal	259,186	2,957	1,266	241,765	1,436	1,475
Commodity contracts:
Swaps	4,323	204	200	4,813	244	238
Other	1,547	17	17	1,418	67	67
Subtotal	5,870	221	217	6,231	311	305
Foreign exchange contracts and other	25,494	179	169	23,253	194	192
Subtotal	290,550	3,357	1,652	271,249	1,941	1,972
Derivatives used for other risk management activities:
Foreign exchange contracts and other	9,749	31	233	7,908	75	263
Total derivatives not designated for hedging under GAAP	$369,107	$3,537	$2,001	$345,179	$2,073	$2,280
Total gross derivatives	$426,932	$3,546	$2,002	$394,447	$2,081	$2,290
Less: Impact of legally enforceable master netting agreements		642	642		688	688
Less: Cash collateral received/paid		673	756		341	539
Total derivatives		$2,231	$604		$1,052	$1,063

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q    71

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

In the 12 months that follow June 30, 2019, we expect to reclassify net derivative gains of $115 million pretax, or $91 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2019. As of June 30, 2019, the maximum length of time over which forecasted transactions are hedged is ten years.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 61: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2019
Total amounts on the Consolidated Income Statement	$2,672	$629	$484	$367
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$116	$(523)
Derivatives		$(113)	$485
Amounts related to interest settlements on derivatives		$5	$9
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(12)	$1		$3
For the three months ended June 30, 2018
Total amounts on the Consolidated Income Statement	$2,345	$557	$408	$334
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(24)	$100
Derivatives		$27	$(125)
Amounts related to interest settlements on derivatives		$1	$7
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$11	$3		$5
For the six months ended June 30, 2019
Total amounts on the Consolidated Income Statement	$5,274	$1,249	$965	$675
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$174	$(797)
Derivatives		$(168)	$713
Amounts related to interest settlements on derivatives		$10	$20
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(20)	$2		$18
For the six months ended June 30, 2018
Total amounts on the Consolidated Income Statement	$4,573	$1,069	$752	$579
Gains (losses) on fair value hedges recognized on:
Hedged items		$(114)	$470
Derivatives		$119	$(495)
Amounts related to interest settlements on derivatives		$(2)	$33
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$37	$7		$7

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 62: Hedged Items - Fair Value Hedges

	June 30, 2019		December 31, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$6,836	$63	$6,216	$(103)
Borrowed funds	$27,960	$537	$27,121	$(260)

(a)	Includes $(.4) billion and $(.5) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for June 30, 2019 and December 31, 2018, respectively.

(b)	Carrying value shown represents amortized cost.
The PNC Financial Services Group, Inc. – Form 10-Q    73

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Gains on net investment hedge derivatives recognized in OCI were $32 million and $14 million for the three and six months ended June 30, 2019, respectively, compared with $69 million and $30 million for the three and six months ended June 30, 2018, respectively.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2018 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 63: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$218	$(18)	$346	$(132)
Derivatives used for customer-related activities:
Interest rate contracts	41	25	39	81
Foreign exchange contracts and other (b)	30	13	53	57
Gains (losses) from customer-related activities (c)	71	38	92	138
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(10)	147	(64)	130
Total gains (losses) from derivatives not designated as hedging instruments	$279	$167	$374	$136

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

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

Table 64 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2019 and December 31, 2018. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 64 includes over-the-counter (OTC) derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 64: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	3,089	$383	$638	2,068		$176	1,892
Commodity contracts	221	134	32	55			55
Foreign exchange and other contracts	213	125	3	85			85
Total derivative assets	$3,546	$642	$673	$2,231	(a)	$176	$2,055
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	1,355	$514	$695	146			146
Commodity contracts	217	73	1	143			143
Foreign exchange and other contracts	402	55	60	287			287
Total derivative liabilities	$2,002	$642	$756	$604	(b)		$604
December 31, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$29			$29			$29
Over-the-counter	1,472	$450	$117	905		$25	880
Commodity contracts	311	76	210	25			25
Foreign exchange and other contracts	269	162	14	93			93
Total derivative assets	$2,081	$688	$341	$1,052	(a)	$25	$1,027
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$24			$24			$24
Over-the-counter	1,496	$557	$489	450		$11	439
Commodity contracts	305	56	17	232			232
Foreign exchange and other contracts	465	75	33	357			357
Total derivative liabilities	$2,290	$688	$539	$1,063	(b)	$11	$1,052

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At June 30, 2019, we held cash, U.S. government securities and mortgage-backed securities totaling $1.0 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2019 was $1.5 billion for which we had posted collateral of $1.1 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2019 would be $.4 billion.

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2019	2018	2019	2018
Basic
Net income	$1,374	$1,356	$2,645	$2,595
Less:
Net income attributable to noncontrolling interests	12	10	22	20
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shares	1,306	1,290	2,503	2,455
Less: Dividends and undistributed earnings allocated to participating securities	4	5	9	10
Net income attributable to basic common shares	$1,302	$1,285	$2,494	$2,445
Basic weighted-average common shares outstanding	451	469	453	471
Basic earnings per common share (a)	$2.89	$2.74	$5.51	$5.19
Diluted
Net income attributable to basic common shares	$1,302	$1,285	$2,494	$2,445
Less: Impact of BlackRock earnings per share dilution	2	3	5	5
Net income attributable to diluted common shares	$1,300	$1,282	$2,489	$2,440
Basic weighted-average common shares outstanding	451	469	453	471
Dilutive potential common shares	1	3	1	3
Diluted weighted-average common shares outstanding	452	472	454	474
Diluted earnings per common share (a)	$2.88	$2.72	$5.49	$5.15

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the six months ended June 30, 2019 and 2018 follows.
Table 66: Rollforward of Total Equity

		Shareholders’ Equity
in millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance March 31, 2018 (a)	470	$2,710	$3,986	$12,241	$36,266	$(699)	$(7,535)	$66	$47,035
Net income					1,346			10	1,356
Other comprehensive income (loss), net of tax						(241)			(241)
Cash dividends declared - Common					(355)				(355)
Cash dividends declared - Preferred					(55)				(55)
Preferred stock discount accretion			1		(1)
Common stock activity				9					9
Treasury stock activity	(5)			(32)			(782)		(814)
Other				45				(5)	40
Balance at June 30, 2018 (a)	465	$2,710	$3,987	$12,263	$37,201	$(940)	$(8,317)	$71	$46,975
Balance at March 31, 2019 (a)	452	$2,711	$3,990	$12,183	$39,742	$(5)	$(10,085)	$39	$48,575
Net income					1,362			12	1,374
Other comprehensive income, net of tax						636			636
Cash dividends declared - Common					(432)				(432)
Cash dividends declared - Preferred					(55)				(55)
Preferred stock discount accretion			1		(1)
Common stock activity				10					10
Treasury stock activity	(5)			(1)			(781)		(782)
Other				65				(10)	55
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381
Six months ended
Balance at January 1, 2018 (a)	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					2,575			20	2,595
Other comprehensive income (loss), net of tax						(798)			(798)
Cash dividends declared - Common					(713)				(713)
Cash dividends declared - Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity				9					9
Treasury stock activity	(8)			(26)			(1,413)		(1,439)
Other				(109)				(21)	(130)
Balance at June 30, 2018 (a)	465	$2,710	$3,987	$12,263	$37,201	$(940)	$(8,317)	$71	$46,975
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (b)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					2,623			22	2,645
Other comprehensive income, net of tax						1,356			1,356
Cash dividends declared - Common					(868)				(868)
Cash dividends declared - Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity				10					10
Treasury stock activity	(10)			9			(1,412)		(1,403)
Other			3	(53)				(23)	(73)
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)
Represents the impact of the adoption of ASU 2016-02 related primarily to deferred gains on previous sale-leaseback transactions. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:
Table 67: Other Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$713	$(161)	$1,353	$(806)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	2	6	6
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	16	(8)	14	(11)
Net increase (decrease), pre-tax	694	(155)	1,333	(801)
Effect of income taxes	(159)	36	(306)	186
Net increase (decrease), after-tax	535	(119)	1,027	(615)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities		3	9	17
Net increase (decrease), pre-tax		3	9	17
Effect of income taxes		(1)	(2)	(5)
Net increase (decrease), after-tax		2	7	12
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	246	(94)	354	(255)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	(12)	11	(20)	37
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	1	3	2	7
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	3	5	18	7
Net increase (decrease), pre-tax	254	(113)	354	(306)
Effect of income taxes	(58)	26	(81)	70
Net increase (decrease), after-tax	196	(87)	273	(236)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	(89)	5	54	66
Amortization of actuarial loss (gain) reclassified to other noninterest expense	4	1	5	2
Amortization of prior service cost (credit) reclassified to other noninterest expense	1		2	1
Net increase (decrease), pre-tax	(84)	6	61	69
Effect of income taxes	19	(1)	(14)	(16)
Net increase (decrease), after-tax	(65)	5	47	53
Other
PNC’s portion of BlackRock’s OCI	(35)	(37)	(6)	(15)
Net investment hedge derivatives	32	69	14	30
Foreign currency translation adjustments and other	(27)	(67)	(4)	(23)
Net increase (decrease), pre-tax	(30)	(35)	4	(8)
Effect of income taxes		(7)	(2)	(4)
Net increase (decrease), after-tax	(30)	(42)	2	(12)
Total other comprehensive income (loss), pre-tax	834	(294)	1,761	(1,029)
Total other comprehensive income (loss), tax effect	(198)	53	(405)	231
Total other comprehensive income (loss), after-tax	$636	$(241)	$1,356	$(798)

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 68: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at March 31, 2018	$(375)	$225	$35	$(494)	$(90)	$(699)
Net activity	(119)	2	(87)	5	(42)	(241)
Balance at June 30, 2018	(494)	227	(52)	(489)	(132)	(940)
Balance at March 31, 2019	$208	$211	$124	$(418)	$(130)	$(5)
Net activity	535		196	(65)	(30)	636
Balance at June 30, 2019	$743	$211	$320	$(483)	$(160)	$631
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(615)	12	(236)	53	(12)	(798)
Balance at June 30, 2018	$(494)	$227	$(52)	$(489)	$(132)	$(940)
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(162)	$(725)
Net activity	1,027	7	273	47	2	1,356
Balance at June 30, 2019	$743	$211	$320	$(483)	$(160)	$631

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2018 Form 10-K for additional detail on this adoption.

The following table provides the dividends per share for PNC's common and preferred stock.

Table 69: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Common Stock	$.95	$.75	$1.90	$1.50
Preferred Stock
Series B	$.45	$.45	$.90	$.90
Series O			$3,375	$3,375
Series P	$1,532	$1,532	$3,063	$3,063
Series Q	$1,344	$1,344	$2,688	$2,688
Series R	$2,425	$2,425	$2,425	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock

On July 9, 2019, we declared a quarterly common stock cash dividend of $1.15 per share payable on August 5, 2019.
NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 12 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2018 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first quarter 2019 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2019, we estimate that it is reasonably possible that we could incur losses in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

The PNC Financial Services Group, Inc. – Form 10-Q    79

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

Pre-need Funeral Arrangements

In July 2019, in the lawsuit pending in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard and Associates, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), the district court, following a new trial on remand from the United States Court of Appeals for the Eighth Circuit, awarded the plaintiffs $72 million in compensatory damages, $15 million in interest, and $15 million in punitive damages. National City Bank and PNC Bank have appealed this judgment to the court of appeals.
DD Growth Premium Master Fund

In June 2014, the liquidator of the DD Growth Premium Master Fund (DD Growth) issued a Plenary Summons in the High Court, Dublin, Ireland, in connection with the provision of administration services to DD Growth by a European subsidiary (GIS Europe) of PNC Global Investment Servicing (PNC GIS), a former subsidiary of PNC. The Plenary Summons was served on GIS Europe in June 2015.
In July 2010, we completed the sale of PNC GIS to The Bank of New York Mellon Corporation (BNY Mellon). Beginning in February 2014, BNY Mellon provided notice to us of three indemnification claims pursuant to the stock purchase agreement related to DD Growth. Our responsibility for this litigation was subject to the terms and limitations included in the indemnification provisions of the stock purchase agreement.
In its Statement of Claim, which the liquidator served in July 2015, the liquidator alleged, among other things, that GIS Europe breached its contractual duties to DD Growth as well as an alleged duty of care to DD Growth, and to investors in DD Growth, and made claims of breach of the administration and accounting services agreement, breach of the middle office agreement, negligence, gross negligence, and breach of duty. The statement of claim further alleged claims for loss in the net asset value of the fund and loss of certain subscriptions paid into the fund in the amounts of $283 million and $134 million respectively. The statement of claim sought, among other things, damages, costs, and interest.
In March 2019, the parties entered into a settlement agreement to resolve this lawsuit, subject to court approval in the Cayman Islands, where DD Growth was organized. In June 2019, that approval was granted, as a result of which the settlement is final. PNC and BNY Mellon agreed on the amount of PNC’s contribution to this settlement, which is not material.
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

80    The PNC Financial Services Group, Inc. – Form 10-Q

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

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2019 and December 31, 2018, respectively.
Table 70: Commitments to Extend Credit and Other Commitments

In millions	June 30 2019	December 31 2018
Commitments to extend credit
Total commercial lending	$126,742	$120,165
Home equity lines of credit	17,075	16,944
Credit card	28,964	27,100
Other	6,071	5,069
Total commitments to extend credit	178,852	169,278
Net outstanding standby letters of credit (a)	9,319	8,655
Reinsurance agreements (b)	1,464	1,549
Standby bond purchase agreements (c)	1,245	1,000
Other commitments (d)	1,019	1,130
Total commitments to extend credit and other commitments	$191,899	$181,612

(a)	Net outstanding standby letters of credit include $3.8 billion and $3.7 billion at June 30, 2019 and December 31, 2018, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of both June 30, 2019 and December 31, 2018, the aggregate maximum exposure amount comprised $1.3 billion for accidental death & dismemberment contracts and $.2 billion for credit life, accident and health contracts.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both June 30, 2019 and December 31, 2018.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2019, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2019 had terms ranging from less than one year to six years.

As of June 30, 2019, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and

The PNC Financial Services Group, Inc. – Form 10-Q    81

participations in standby letters of credit was $.2 billion at June 30, 2019 and is included in Other liabilities on our Consolidated Balance Sheet.
NOTE 14 SEGMENT REPORTING

We have four reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

•	BlackRock

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

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

82    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 71: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2019
Income Statement
Net interest income	$1,376	$897	$68		$157	$2,498
Noninterest income	657	661	286	$224	113	1,941
Total revenue	2,033	1,558	354	224	270	4,439
Provision for credit losses (benefit)	81	100			(1)	180
Depreciation and amortization	59	50	28		120	257
Other noninterest expense	1,468	648	221		17	2,354
Income before income taxes and noncontrolling interests	425	760	105	224	134	1,648
Income taxes (benefit)	100	158	25	35	(44)	274
Net income	$325	$602	$80	$189	$178	$1,374
Average Assets (b)	$92,350	$163,897	$7,150	$8,184	$125,381	$396,962
2018
Income Statement
Net interest income	$1,277	$877	$72		$187	$2,413
Noninterest income	678	635	222	$232	144	1,911
Total revenue	1,955	1,512	294	232	331	4,324
Provision for credit losses (benefit)	72	15	7		(14)	80
Depreciation and amortization	47	45	13		132	237
Other noninterest expense	1,474	623	218		32	2,347
Income before income taxes and noncontrolling interests	362	829	56	232	181	1,660
Income taxes (benefit)	88	177	13	37	(11)	304
Net income	$274	$652	$43	$195	$192	$1,356
Average Assets (b)	$89,021	$153,619	$7,469	$7,811	$117,707	$375,627

Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2019
Income Statement
Net interest income	$2,725	$1,774	$138		$336	$4,973
Noninterest income	1,252	1,237	503	$457	303	3,752
Total revenue	3,977	3,011	641	457	639	8,725
Provision for credit losses (benefit)	209	171	(1)		(10)	369
Depreciation and amortization	110	100	40		241	491
Other noninterest expense	2,885	1,284	439		90	4,698
Income before income taxes and noncontrolling interests	773	1,456	163	457	318	3,167
Income taxes (benefit)	184	302	38	71	(73)	522
Net income	$589	$1,154	$125	$386	$391	$2,645
Average Assets (b)	$91,805	$160,551	$7,204	$8,184	$123,717	$391,461
2018
Income Statement
Net interest income	$2,495	$1,738	$146		$395	$4,774
Noninterest income	1,313	1,182	448	$467	251	3,661
Total revenue	3,808	2,920	594	467	646	8,435
Provision for credit losses (benefit)	141	56			(25)	172
Depreciation and amortization	92	93	25		260	470
Other noninterest expense	2,885	1,228	431		97	4,641
Income before income taxes and noncontrolling interests	690	1,543	138	467	314	3,152
Income taxes (benefit)	167	328	33	75	(46)	557
Net income	$523	$1,215	$105	$392	$360	$2,595
Average Assets (b)	$88,879	$152,769	$7,484	$7,811	$119,006	$375,949

(a)	There were no material intersegment revenues for the three and six months ended June 30, 2019 and 2018.

(b)	Period-end balances for BlackRock.
The PNC Financial Services Group, Inc. – Form 10-Q    83

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

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of three distinct operating units:

•
Wealth management provides products and services to individuals and their families including investment and retirement planning, customized investment management, private banking, and trust management and administration for individuals and their families.

•
Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth clients.

•
Institutional asset management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and fiduciary retirement advisory services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. At June 30, 2019, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $230 million and $201 million during the first six months of 2019 and 2018, respectively. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

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

84    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Table 72: Retail Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Product
Deposit account fees	$154	$145	$302	$289
Debit card fees	136	127	260	244
Brokerage fees	86	88	175	174
Merchant services	56	55	104	102
Net credit card fees (a)	51	49	99	94
Other	62	73	128	143
Total in-scope noninterest income by product	$545	$537	$1,068	$1,046
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$545	$537	$1,068	$1,046
Total out-of-scope noninterest income (b)	112	141	184	267
Total Retail Banking noninterest income	$657	$678	$1,252	$1,313

(a)
Net credit card fees consists of interchange fees of $126 million and $115 million and credit card reward costs of $75 million and $66 million for the three months ended June 30, 2019 and 2018, respectively. Net credit card fees consists of interchange fees of $238 million and $217 million and credit card reward costs of $139 million and $123 million for the six months ended June 30, 2019 and 2018, respectively.

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

Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Corporate & Institutional Banking

Table 73: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Product
Treasury management fees	$212	$197	$411	$382
Capital markets fees	149	135	276	250
Commercial mortgage banking activities	24	21	49	42
Other	19	19	36	35
Total in-scope noninterest income by product	$404	$372	$772	$709
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$404	$372	$772	$709
Total out-of-scope noninterest income (a)	257	263	465	473
Total Corporate & Institutional Banking noninterest income	$661	$635	$1,237	$1,182

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

Asset Management Group

Table 74: Asset Management Group Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Customer Type
Personal	$157	$152	$304	$306
Institutional	64	68	129	136
Total in-scope noninterest income by customer type	$221	$220	$433	$442
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$221	$220	$433	$442
Total out-of-scope noninterest income (a)	65	2	70	6
Total Asset Management Group noninterest income	$286	$222	$503	$448

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at June 30, 2019.

Operating lease assets and liabilities totaled $2.0 billion and $2.2 billion at June 30, 2019, respectively. Finance lease assets and liabilities at June 30, 2019 were not material.

Future undiscounted cash flows on our operating leases are as follows:

Table 75: Maturity of Operating Lease Liabilities

In millions	June 30, 2019
Remainder of 2019	$178
2020	345
2021	319
2022	283
2023	251
After 2023	1,057
Total operating lease payments	$2,433
Less: Interest	276
Present value of operating lease liabilities	$2,157

At December 31, 2018, operating lease commitments under lessee arrangements were $374 million, $346 million, $308 million, $258 million, $228 million for 2019 through 2023, respectively, and $941 million in the aggregate for all years thereafter.

Operating lease term and discount rates at June 30, 2019 were as follows:

Table 76: Operating Lease Term and Discount Rates

June 30, 2019
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	2.53%

NOTE 17 SUBSEQUENT EVENTS

On July 23, 2019, PNC Bank issued the following:

•
$600 million of senior notes with a maturity date of July 22, 2022. Interest is payable semi-annually at a fixed rate of 2.232% per annum, on July 22 and January 22 of each year, beginning on January 22, 2020. Interest is payable quarterly at the floating rate equal to the 3-month LIBOR rate plus 44 basis points, on January 22, April 22, July 22, and October 22, beginning on October 22, 2021.

•
$900 million of senior floating rate notes with a maturity date of July 22, 2022. Interest is payable quarterly at the 3-month LIBOR rate, reset quarterly, plus 45 basis points, on January 22, April 22, July 22 and October 22 of each year, beginning on October 22, 2019.

On July 23, 2019, the parent company issued $1.0 billion of senior notes with a maturity date of July 23, 2026. Interest is payable semi-annually at a fixed rate of 2.60% per annum, on July 23 and January 23 of each year, beginning on January 23, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q    87

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2019			2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$29,589	$434	2.93%	$25,986	$343	2.64%
Non-agency	1,845	71	7.64%	2,334	73	6.25%
Commercial mortgage-backed	5,457	84	3.09%	4,491	62	2.76%
Asset-backed	5,266	88	3.35%	5,160	77	2.99%
U.S. Treasury and government agencies	18,529	232	2.49%	15,017	164	2.17%
Other	3,453	57	3.34%	4,172	75	3.61%
Total securities available for sale	64,139	966	3.01%	57,160	794	2.77%
Securities held to maturity
Residential mortgage-backed	15,487	230	2.97%	15,216	218	2.86%
Commercial mortgage-backed	585	10	3.55%	854	16	3.74%
Asset-backed	175	3	3.88%	196	3	3.19%
U.S. Treasury and government agencies	763	11	2.83%	745	10	2.82%
Other	1,834	42	4.42%	1,904	42	4.42%
Total securities held to maturity	18,844	296	3.13%	18,915	289	3.06%
Total investment securities	82,983	1,262	3.04%	76,075	1,083	2.85%
Loans
Commercial	121,907	2,619	4.27%	112,411	2,180	3.86%
Commercial real estate	28,285	625	4.40%	28,894	571	3.93%
Equipment lease financing	7,274	145	4.00%	7,670	131	3.43%
Consumer	55,099	1,517	5.55%	55,487	1,353	4.92%
Residential real estate	19,147	409	4.28%	17,437	382	4.38%
Total loans	231,712	5,315	4.58%	221,899	4,617	4.16%
Interest-earning deposits with banks	14,238	171	2.41%	23,329	191	1.64%
Other interest-earning assets	12,113	231	3.82%	7,402	167	4.52%
Total interest-earning assets/interest income	341,046	6,979	4.09%	328,705	6,058	3.68%
Noninterest-earning assets	50,415			47,244
Total assets	$391,461			$375,949
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$54,758	315	1.16%	$57,355	$167.59%
Demand	63,958	170.53%		60,017	68.23%
Savings	60,394	347	1.16%	49,791	162.65%
Time deposits	19,430	155	1.61%	16,737	77.93%
Total interest-bearing deposits	198,540	987	1.00%	183,900	474.52%
Borrowed funds
Federal Home Loan Bank borrowings	22,089	303	2.73%	20,839	209	2.00%
Bank notes and senior debt	26,145	451	3.43%	28,887	390	2.69%
Subordinated debt	5,704	124	4.34%	5,016	105	4.20%
Other	7,128	87	2.44%	4,558	48	2.01%
Total borrowed funds	61,066	965	3.14%	59,300	752	2.52%
Total interest-bearing liabilities/interest expense	259,606	1,952	1.50%	243,200	1,226	1.01%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	71,526			76,925
Accrued expenses and other liabilities	12,187			9,031
Equity	48,142			46,793
Total liabilities and equity	$391,461			$375,949
Interest rate spread			2.59%			2.67%
Impact of noninterest-bearing sources			.35			.27
Net interest income/margin		$5,027	2.94%		$4,832	2.94%
(continued on following page)

88    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended June 30
	2019			2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,169	$221	2.93%	$26,527	$178	2.68%
Non-agency	1,801	36	7.99%	2,271	37	6.52%
Commercial mortgage-backed	5,545	42	3.06%	4,449	31	2.76%
Asset-backed	5,395	45	3.34%	5,161	40	3.11%
U.S. Treasury and government agencies	18,815	118	2.48%	15,719	90	2.25%
Other	3,237	27	3.33%	4,112	41	4.06%
Total securities available for sale	64,962	489	3.01%	58,239	417	2.85%
Securities held to maturity
Residential mortgage-backed	15,350	112	2.93%	15,608	113	2.89%
Commercial mortgage-backed	570	5	3.57%	807	8	3.71%
Asset-backed	172	1	3.92%	194	2	3.48%
U.S. Treasury and government agencies	765	6	2.84%	747	5	2.83%
Other	1,822	22	4.44%	1,884	19	4.39%
Total securities held to maturity	18,679	146	3.10%	19,240	147	3.07%
Total investment securities	83,641	635	3.03%	77,479	564	2.91%
Loans
Commercial	124,441	1,328	4.22%	113,349	1,136	3.97%
Commercial real estate	28,423	318	4.43%	28,888	295	4.04%
Equipment lease financing	7,283	74	4.06%	7,494	58	3.16%
Consumer	55,202	766	5.56%	55,387	686	4.96%
Residential real estate	19,496	207	4.27%	17,566	192	4.36%
Total loans	234,845	2,693	4.56%	222,684	2,367	4.23%
Interest-earning deposits with banks	13,469	80	2.38%	21,017	93	1.78%
Other interest-earning assets	13,145	116	3.55%	6,905	87	4.98%
Total interest-earning assets/interest income	345,100	3,524	4.06%	328,085	3,111	3.78%
Noninterest-earning assets	51,862			47,542
Total assets	$396,962			$375,627
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$54,814	160	1.17%	$56,199	$89.64%
Demand	64,431	89.55%		60,409	37.25%
Savings	61,949	183	1.19%	51,115	94.74%
Time deposits	20,040	83	1.67%	16,634	41.98%
Total interest-bearing deposits	201,234	515	1.03%	184,357	261.57%
Borrowed funds
Federal Home Loan Bank borrowings	22,681	154	2.69%	20,956	118	2.23%
Bank notes and senior debt	26,865	228	3.36%	28,787	214	2.95%
Subordinated debt	5,526	58	4.17%	4,855	54	4.50%
Other	7,263	44	2.44%	4,368	22	1.82%
Total borrowed funds	62,335	484	3.08%	58,966	408	2.74%
Total interest-bearing liabilities/interest expense	263,569	999	1.51%	243,323	669	1.10%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	71,648			76,632
Accrued expenses and other liabilities	13,122			8,944
Equity	48,623			46,728
Total liabilities and equity	$396,962			$375,627
Interest rate spread			2.55%			2.68%
Impact of noninterest-bearing sources			.36			.28
Net interest income/margin		$2,525	2.91%		$2,442	2.96%

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

(b)
Loan fees for the three months ended June 30, 2019 and June 30, 2018 were $43 million and $33 million, respectively. Loan fees for the six months ended June 30, 2019 and June 30, 2018 were $71 million and $65 million, respectfully.

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

The PNC Financial Services Group, Inc. – Form 10-Q    89

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income (GAAP)	$4,973	$4,774	$2,498	$2,413
Taxable-equivalent adjustments	54	58	27	29
Net interest income (Non-GAAP)	$5,027	$4,832	$2,525	$2,442

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
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2018 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the second quarter of 2019 are included in the following table.

2019 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	1,887	$132.67	1,883	12,915
May 1 - 31	2,729	$131.98	2,729	10,186
June 1 - 30	1,431	$134.01	1,431	8,755
Total	6,047	$132.68

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

(b)
On March 11, 2015, we announced that our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective April 1, 2015. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2018, we announced share repurchase programs of up to $2.0 billion for the four quarter period beginning with the third quarter of 2018, including repurchases of up to $300 million related to employee benefit plans, in accordance with PNC's 2018 capital plan. In the second quarter of 2019, we repurchased 6.0 million shares of common stock on the open market, with an average price of $132.68 per share and an aggregate repurchase price of $.8 billion.

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
We may on occasion use our corporate website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than "About Us – Investor Relations."
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

The PNC Financial Services Group, Inc. – Form 10-Q    91

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
Stock Transfer Agent and Registrar
Computershare Trust Company, N.A.
250 Royall Street
Canton, MA 02021
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 1, 2019 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

92    The PNC Financial Services Group, Inc. – Form 10-Q