Form 10-Q
period 2019-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2019-11-04
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 17, 2019, there were 438,170,412 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2019 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2019 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2019 Form 10-Q (continued)

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
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Financial Results (a)
Revenue
Net interest income	$2,504	$2,466	$7,477	$7,240
Noninterest income	1,989	1,891	5,741	5,552
Total revenue	4,493	4,357	13,218	12,792
Provision for credit losses	183	88	552	260
Noninterest expense	2,623	2,608	7,812	7,719
Income before income taxes and noncontrolling interests	$1,687	$1,661	$4,854	$4,813
Net income	$1,392	$1,400	$4,037	$3,995
Less:
Net income attributable to noncontrolling interests	13	11	35	31
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	1,315	1,325	3,818	3,780
Less:
Dividends and undistributed earnings allocated to participating securities	6	6	15	16
Impact of BlackRock earnings per share dilution	2	2	7	7
Net income attributable to diluted common shares	$1,307	$1,317	$3,796	$3,757
Diluted earnings per common share	$2.94	$2.82	$8.42	$7.96
Cash dividends declared per common share	$1.15	$.95	$3.05	$2.45
Effective tax rate (b)	17.5%	15.7%	16.8%	17.0%
Performance Ratios
Net interest margin (c)	2.84%	2.99%	2.91%	2.95%
Noninterest income to total revenue	44%	43%	43%	43%
Efficiency	58%	60%	59%	60%
Return on:
Average common shareholders’ equity	11.56%	12.32%	11.48%	11.83%
Average assets	1.36%	1.47%	1.36%	1.42%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

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

The PNC Financial Services Group, Inc. – Form 10-Q    1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2019	December 31 2018	September 30 2018
Balance Sheet Data (dollars in millions, except per share data)
Assets	$408,916	$382,315	$380,080
Loans	$237,377	$226,245	$223,053
Allowance for loan and lease losses	$2,738	$2,629	$2,584
Interest-earning deposits with banks (b)	$19,036	$10,893	$19,800
Investment securities	$87,883	$82,701	$80,804
Loans held for sale	$1,872	$994	$1,108
Equity investments (c)	$13,325	$12,894	$12,446
Mortgage servicing rights	$1,483	$1,983	$2,136
Goodwill	$9,233	$9,218	$9,218
Other assets	$35,774	$34,408	$28,851
Noninterest-bearing deposits	$74,077	$73,960	$74,736
Interest-bearing deposits	$211,506	$193,879	$190,148
Total deposits	$285,583	$267,839	$264,884
Borrowed funds	$61,354	$57,419	$57,955
Total shareholders’ equity	$49,420	$47,728	$47,058
Common shareholders’ equity	$45,428	$43,742	$43,076
Accumulated other comprehensive income (loss)	$837	$(725)	$(1,260)
Book value per common share	$103.37	$95.72	$93.22
Period-end common shares outstanding (in millions)	439	457	462
Loans to deposits	83%	84%	84%
Common shareholders’ equity to total assets	11.1%	11.4%	11.3%
Client Assets (in billions)
Discretionary client assets under management	$163	$148	$159
Nondiscretionary client assets under administration	135	124	134
Total client assets under administration	298	272	293
Brokerage account client assets	52	47	51
Total client assets	$350	$319	$344
Basel III Capital Ratios (d)
Common equity Tier 1	9.6%	9.6%	9.3%
Tier 1 risk-based	10.7%	10.8%	10.5%
Total capital risk-based (e)	12.7%	13.0%	12.7%
Leverage	9.3%	9.4%	9.2%
Supplementary leverage	7.8%	7.8%	7.7%
Asset Quality
Nonperforming loans to total loans	.73%	.75%	.76%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%	.82%
Nonperforming assets to total assets	.45%	.47%	.48%
Net charge-offs to average loans (for the three months ended) (annualized)	.26%	.19%	.16%
Allowance for loan and lease losses to total loans	1.15%	1.16%	1.16%
Allowance for loan and lease losses to total nonperforming loans	158%	155%	153%
Accruing loans past due 90 days or more (in millions)	$532	$629	$619

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $18.8 billion, $10.5 billion and $19.6 billion as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

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

Income Statement Highlights
Net income of $1.4 billion, or $2.94 per diluted common share for the third quarter of 2019 decreased $8 million, or 1%, compared to $1.4 billion, or $2.82 per diluted common share, for the third quarter of 2018.

•	Total revenue increased $136 million, or 3%, to $4.5 billion.

•	Net interest income of $2.5 billion increased $38 million, or 2%.

•	Net interest margin decreased to 2.84% compared to 2.99% for the third quarter of 2018.

•	Noninterest income of $2.0 billion increased $98 million, or 5%.

•	Provision for credit losses increased to $183 million from $88 million for the third quarter of 2018.

•	Noninterest expense of $2.6 billion increased $15 million, or 1%.

•	We generated positive operating leverage in the third quarter of 2019.

•	Earnings per diluted common share increased reflecting lower average common shares outstanding due to share repurchases.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2019 and December 31, 2018. In comparison to December 31, 2018:

•	Total assets increased $26.6 billion, or 7%, to $408.9 billion.

•	Total loans increased $11.1 billion, or 5%, to $237.4 billion.

•	Total commercial lending grew $7.9 billion, or 5%, to $160.2 billion.

•	Total consumer lending increased $3.2 billion, or 4%, to $77.2 billion.

•	Investment securities increased $5.2 billion, or 6%, to $87.9 billion.

•	Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $8.1 billion to $19.0 billion.

•	Total deposits increased $17.7 billion, or 7%, to $285.6 billion.

•	Borrowed funds increased $3.9 billion, or 7%, to $61.4 billion.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q    3

Credit Quality Highlights
Overall credit quality remained strong.

•	At September 30, 2019 compared to December 31, 2018:

•	Nonperforming assets of $1.8 billion increased $39 million, or 2%.

•	Overall loan delinquencies decreased $137 million, or 9%, to $1.3 billion.

•	Net charge-offs were $155 million, or .26% of average loans on annualized basis, in the third quarter of 2019 compared to $91 million, or .16%, for the third quarter of 2018.

•	The allowance for loan and lease losses (ALLL) to total loans was 1.15% at September 30, 2019 and 1.16% at December 31, 2018.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•	The Basel III common equity Tier 1 capital ratio was 9.6% at both September 30, 2019 and December 31, 2018.

•	Common shareholders' equity increased to $45.4 billion at September 30, 2019 compared to $43.7 billion at December 31, 2018.

•	In the third quarter of 2019, we returned $1.5 billion of capital to shareholders through repurchases of 7.5 million common shares for $1.0 billion and dividends on common shares of $.5 billion.

•
For the nine months ended September 30, 2019, we returned $3.9 billion of capital to shareholders through repurchases of 19.4 million common shares for $2.5 billion and dividends on common shares of $1.4 billion.

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

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

•	U.S. economic growth, after accelerating a few years ago, has slowed since mid-2018 and is expected to slow further through the rest of this year and into 2020.

•
Job growth will continue into 2020, but at a slower pace due to both difficulty in finding workers and slower economic growth. The unemployment rate is expected to increase slightly in the near term, but the labor market will remain tight, pushing wages higher and supporting continued gains in consumer spending.

•	Slower global economic growth, trade restrictions and geopolitical concerns are downside risks to the forecast, which have increased in 2019, and risks are weighted to the downside.

•	Inflation has slowed in 2019, to below the Federal Open Market Committee's (FOMC's) 2% objective, but is expected to gradually increase over the next two years.

•	Our baseline forecast includes the 0.25% federal funds rate cut on October 30, 2019. We expect the funds rate to remain in a range of 1.50% to 1.75% through the rest of 2019.

For the fourth quarter of 2019 compared to the third quarter of 2019, we expect:

•	Average loans to be up approximately 1%;

•	Net interest income to be down approximately 1%;

•	Fee income to be stable to up 1%. Fee income consists of asset management, consumer services, corporate services, residential mortgage and service charges on deposits;

•	Other noninterest income to be in the range of $300 million to $350 million, excluding net securities gains (losses) and activity related to Visa Class B common shares;

•	Provision for credit losses to be between $175 million and $225 million; and

•	Noninterest expense to be up approximately 1%.

For the full year 2019, we expect the effective tax rate to be approximately 17%.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the third quarter of 2019 was $1.4 billion, or $2.94 per diluted common share, a decrease of $8 million, or 1%, compared to $1.4 billion, or $2.82 per diluted common share, for the third quarter of 2018. For the first nine months of 2019, net income was $4.0 billion, or $8.42 per diluted common share, an increase of $42 million, or 1%, compared to $4.0 billion, or $7.96 per diluted common share, for the first nine months of 2018.

Net income decreased slightly compared to the third quarter of 2018 as a result of higher provision for credit losses and noninterest expense, partially offset by increases in noninterest income and net interest income. Net income increased compared to the first nine months of 2018 driven by higher net interest income and noninterest income, partially offset by increases in provision for credit losses and noninterest expense.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2019			2018
Three months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$85,166	2.91%	$622	$80,766	2.92%	$591
Loans	237,682	4.47%	2,698	223,342	4.36%	2,474
Interest-earning deposits with banks	15,632	2.17%	85	19,151	1.97%	95
Other	14,094	3.49%	123	7,114	5.19%	92
Total interest-earning assets/interest income	$352,574	3.95%	3,528	$330,373	3.89%	3,252
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$206,942	1.02%	531	$186,320.71%		336
Borrowed funds	63,933	2.87%	468	59,838	2.76%	421
Total interest-bearing liabilities/interest expense	$270,875	1.45%	999	$246,158	1.21%	757
Net interest margin/income (Non-GAAP)		2.84%	2,529		2.99%	2,495
Taxable-equivalent adjustments			(25)			(29)
Net interest income (GAAP)			$2,504			$2,466

	2019			2018
Nine months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$83,719	3.00%	$1,884	$77,656	2.87%	$1,674
Loans	233,724	4.54%	8,013	222,385	4.23%	7,091
Interest-earning deposits with banks	14,708	2.32%	256	21,921	1.74%	286
Other	12,780	3.70%	354	7,305	4.74%	259
Total interest-earning assets/interest income	$344,931	4.04%	10,507	$329,267	3.75%	9,310
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$201,371	1.01%	1,518	$184,716.59%		810
Borrowed funds	62,033	3.05%	1,433	59,481	2.60%	1,173
Total interest-bearing liabilities/interest expense	$263,404	1.48%	2,951	$244,197	1.08%	1,983
Net interest margin/income (Non-GAAP)		2.91%	7,556		2.95%	7,327
Taxable-equivalent adjustments			(79)			(87)
Net interest income (GAAP)			$7,477			$7,240

(a)
Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income

The PNC Financial Services Group, Inc. – Form 10-Q    5

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

Net interest income increased $38 million, or 2%, and $237 million, or 3%, for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increase in both comparisons reflected higher loan and securities balances and higher loan yields, partially offset by higher deposit and borrowing costs and balances. Net interest margin in both comparisons decreased as higher loan yields were more than offset by higher deposit costs.

Average investment securities increased $4.4 billion, or 5%, in the quarterly comparison and $6.1 billion, or 8% in the year-to-date comparison. Both increases were due to net purchase activity of agency residential mortgage-backed securities, U.S. Treasury and government agency securities and commercial mortgage-backed securities, partially offset by lower non-agency residential mortgage-backed securities and other securities.

Average investment securities represented 24% of average interest-earning assets for all periods presented.

Average loans grew $14.3 billion, or 6%, and $11.3 billion, or 5%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by increases in commercial lending of $11.5 billion, or 8%, and $9.5 billion, or 6%, in the respective comparisons, reflecting broad-based growth primarily in the Corporate Banking and Business Credit businesses in our Corporate & Institutional Banking segment.

Average consumer lending increased $2.8 billion, or 4%, and $1.8 billion, or 2%, in the quarterly and year-to-date comparisons, respectively. Growth in residential mortgage, auto, credit card and unsecured installment loans was partially offset by declines in home equity and education loans. Lower home equity loans reflected paydowns and payoffs exceeding new originated volume. In addition, runoff of brokered home equity and government guaranteed education loans contributed to the declines. Average loans represented 67% of average interest-earning assets for the third quarter of 2019 compared to 68% for the third quarter of 2018 and both year-to-date periods.

Average interest-earning deposits with banks decreased $3.5 billion and $7.2 billion in the respective quarterly and year-to-date comparisons, reflecting lower average balances held with the Federal Reserve Bank as investment of liquidity continued.

Average interest-bearing deposits grew $20.6 billion, or 11%, and $16.7 billion, or 9%, in the respective quarterly and year-to-date comparisons, reflecting overall deposit and customer growth. Additionally, the increases reflected a shift of deposits to interest-bearing from noninterest-bearing deposits, which declined $4.0 billion and $4.9 billion in the respective comparisons. Consumer deposit growth from the retail national expansion strategy also contributed to the deposit increases.

Average borrowed funds increased $4.1 billion, or 7%, compared with the third quarter of 2018 primarily due to higher Federal Home Loan Bank (FHLB) borrowings. Average borrowed funds increased $2.6 billion, or 4%, compared with the first nine months of 2018 primarily due to higher FHLB borrowings and federal funds purchased partially offset by lower bank notes and senior debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income
Table 3: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2019	2018	$	%	2019	2018	$	%
Noninterest income
Asset management	$464	$486	$(22)	(5)%	$1,346	$1,397	$(51)	(4)%
Consumer services	402	377	25	7%	1,165	1,115	50	4%
Corporate services	469	465	4	1%	1,415	1,381	34	2%
Residential mortgage	134	76	58	76%	281	257	24	9%
Service charges on deposits	178	186	(8)	(4)%	517	522	(5)	(1)%
Other	342	301	41	14%	1,017	880	137	16%
Total noninterest income	$1,989	$1,891	$98	5%	$5,741	$5,552	$189	3%

Noninterest income to total revenue was 44% for the third quarter of 2019 and 43% for the third quarter of 2018 and first nine months of both 2019 and 2018.

Asset management revenue declined in both periods due to lower earnings from our equity investment in BlackRock and lower yielding assets under management for both periods. PNC's discretionary client assets under management increased to $163 billion at September 30, 2019 compared to $159 billion at September 30, 2018 as a result of increases in equity markets.

Growth in consumer services revenue in both comparisons resulted from higher debit and credit card fees, net of rewards, and higher brokerage fees, reflecting continued momentum in both transaction activity and customer growth.

Corporate services revenue increased in both comparisons due to higher treasury management product revenue, partially offset by lower merger and acquisition advisory fees. The year-to-date comparison also reflected a decrease in loan syndication fees.

Residential mortgage revenue increased in both comparisons due to a higher benefit from residential mortgage servicing rights, net of economic hedge, and higher loan sales revenue from increased origination volumes.

Other noninterest income for the third quarter of 2019 increased over the third quarter of 2018 primarily attributable to higher capital markets-related revenue, the benefit of lower negative Visa Class B derivative fair value adjustments and higher net gains on commercial mortgage loans held for sale partially offset by lower revenue from private equity investments. Other noninterest income increased in the first nine months of 2019 compared to 2018 primarily due to higher gains on asset sales, including the sale of the retirement recordkeeping business in second quarter 2019 and higher net securities gains, partially offset by larger negative derivative fair value adjustments related to Visa Class B common shares and lower revenue from private equity investments.

Provision For Credit Losses
The provision for credit losses increased $95 million to $183 million in the third quarter of 2019 compared to $88 million in the third quarter of 2018 and increased $292 million to $552 million for the first nine months of 2019 compared to the same period in 2018. The increases reflected growth in both the commercial and consumer lending portfolios and included higher reserves for auto and credit card loans.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

The PNC Financial Services Group, Inc. – Form 10-Q    7

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2019	2018	$	%	2019	2018	$	%
Noninterest expense
Personnel	$1,400	$1,413	$(13)	(1)%	$4,179	$4,123	$56	1%
Occupancy	206	195	11	6%	633	616	17	3%
Equipment	291	264	27	10%	862	818	44	5%
Marketing	76	71	5	7%	224	201	23	11%
Other	650	665	(15)	(2)%	1,914	1,961	(47)	(2)%
Total noninterest expense	$2,623	$2,608	$15	1%	$7,812	$7,719	$93	1%

Noninterest expense increased in both comparisons as investments in support of business growth were reflected in higher equipment and occupancy expense as well as higher marketing expense, which included costs for the retail national expansion strategy. In the third quarter of 2019, personnel expense declined due to lower variable compensation and in both comparisons other expense decreased as a result of lower Federal Deposit Insurance Corporation (FDIC) deposit insurance cost from the elimination of the surcharge assessment.

PNC continued to focus on disciplined expense management, and for full-year 2019 we are on track to achieve our goal of $300 million in cost savings through our continuous improvement program, which will contribute to funding a portion of our technology and business investments.

Effective Income Tax Rate

The effective income tax rate was 17.5% in the third quarter of 2019 compared to 15.7% in the third quarter of 2018 and 16.8% in the first nine months of 2019 compared to 17.0% in the same period of 2018.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2019	2018	$	%
Assets
Interest-earning deposits with banks	$19,036	$10,893	$8,143	75%
Loans held for sale	1,872	994	878	88%
Investment securities	87,883	82,701	5,182	6%
Loans	237,377	226,245	11,132	5%
Allowance for loan and lease losses	(2,738)	(2,629)	(109)	(4)%
Mortgage servicing rights	1,483	1,983	(500)	(25)%
Goodwill	9,233	9,218	15	—
Other	54,770	52,910	1,860	4%
Total assets	$408,916	$382,315	$26,601	7%
Liabilities
Deposits	$285,583	$267,839	$17,744	7%
Borrowed funds	61,354	57,419	3,935	7%
Other	12,524	9,287	3,237	35%
Total liabilities	359,461	334,545	24,916	7%
Equity
Total shareholders’ equity	49,420	47,728	1,692	4%
Noncontrolling interests	35	42	(7)	(17)%
Total equity	49,455	47,770	1,685	4%
Total liabilities and equity	$408,916	$382,315	$26,601	7%

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

Our balance sheet was strong and well positioned at both September 30, 2019 and December 31, 2018.

•	Total assets increased as a result of loan growth, higher interest-earning deposits with banks and higher investment securities;

•	Total liabilities increased due to deposit growth and higher borrowed funds;

•
Total equity increased due to higher retained earnings driven by net income partially offset by share repurchases and common and preferred dividends and as a result of higher accumulated other comprehensive income (AOCI).

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2018 Form 10-K.
Loans
Table 6: Loans

	September 30	December 31	Change
Dollars in millions	2019	2018	$	%
Commercial lending
Commercial	$124,014	$116,834	$7,180	6%
Commercial real estate	28,884	28,140	744	3%
Equipment lease financing	7,290	7,308	(18)	—
Total commercial lending	160,188	152,282	7,906	5%
Consumer lending
Home equity	24,971	26,123	(1,152)	(4)%
Residential real estate	21,082	18,657	2,425	13%
Automobile	16,004	14,419	1,585	11%
Credit card	6,815	6,357	458	7%
Education	3,461	3,822	(361)	(9)%
Other consumer	4,856	4,585	271	6%
Total consumer lending	77,189	73,963	3,226	4%
Total loans	$237,377	$226,245	$11,132	5%

The PNC Financial Services Group, Inc. – Form 10-Q    9

Commercial loans increased reflecting broad-based growth across our Corporate Banking and Business Credit businesses within our Corporate & Institutional Banking segment. In Corporate Banking, commercial loan growth was primarily driven by asset-backed finance securitizations as well as increased lending to large and mid-size corporate clients. In Business Credit, commercial loans increased as a result of new originations and higher utilization. Commercial real estate loans increased due to higher commercial mortgage balances, partially offset by project loan payoffs.

For commercial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

Consumer lending balances increased as growth in residential real estate, auto, credit card and other consumer loans was partially offset by lower home equity and education loans.

Residential real estate loans increased primarily from originations of nonconforming loans, which are loans that do not meet government agency standards as a result of exceeding agency conforming loan limits. The growth in auto loans reflected higher indirect auto loans from continued new loan originations and expansion into franchised dealers in new markets as well as growth in direct auto loans. Credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition. The growth in other consumer balances due to unsecured installment loans was driven by product enhancements, including a new mobile-optimized digital application.

Home equity loans declined as paydowns and payoffs exceeded new originated volume and brokered home equity loans continued to run off. Education loans declined primarily due to continued runoff of the government guaranteed education loan portfolio.

For information on our home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see the Note 3 Asset Quality and Note 4 Allowance for Loan and Lease Losses in our Notes To Consolidated Financial Statements included in this Report, and Note 1 Accounting Policies in our 2018 Form 10-K.

Investment Securities

Investment securities of $87.9 billion at September 30, 2019 increased $5.2 billion, or 6%, compared to December 31, 2018, driven by net purchases and changes in unrealized gains and losses of agency residential mortgage backed securities of $5.4 billion.

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
Table 7: Investment Securities

	September 30, 2019		December 31, 2018		Ratings (a) as of September 30, 2019
Dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$18,369	$18,852	$18,862	$18,863	100%
Agency residential mortgage-backed	49,657	50,330	45,153	44,407	100%
Non-agency residential mortgage-backed	1,766	2,078	2,076	2,365	13%	2%	2%	47%	36%
Agency commercial mortgage-backed	2,998	3,031	2,773	2,720	100%
Non-agency commercial mortgage-backed (b)	3,658	3,701	3,177	3,145	87%	4%			9%
Asset-backed (c)	5,310	5,394	5,115	5,155	89%	2%	1%	7%	1%
Other (d)	4,687	4,881	5,670	5,753	73%	16%	8%	1%	2%
Total investment securities (e)	$86,445	$88,267	$82,826	$82,408	96%	1%	1%	1%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)	Collateralized primarily by retail properties, office buildings, lodging properties and multifamily housing.

(c)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(d)	Includes state and municipal securities.

(e)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

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

10    The PNC Financial Services Group, Inc. – Form 10-Q

current regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio.

The duration of investment securities was 2.4 years at September 30, 2019. We estimate that at September 30, 2019 the effective duration of investment securities was 2.5 years for an immediate 50 basis points parallel increase in interest rates and 2.2 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 3.8 years at September 30, 2019 compared to 5.3 years at December 31, 2018.

Table 8: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2019	Years
Agency residential mortgage-backed	3.6
Non-agency residential mortgage-backed	6.6
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	2.6
Asset-backed	2.0

Additional information regarding our investment securities is included in Note 5 Investment Securities and Note 6 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

Funding Sources
Table 9: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2019	2018	$	%
Deposits
Noninterest-bearing	$74,077	$73,960	$117	—
Interest-bearing
Money market	55,215	53,368	1,847	3%
Demand	69,161	65,211	3,950	6%
Savings	65,195	56,793	8,402	15%
Time deposits	21,935	18,507	3,428	19%
Total interest-bearing deposits	211,506	193,879	17,627	9%
Total deposits	285,583	267,839	17,744	7%
Borrowed funds
FHLB borrowings	21,901	21,501	400	2%
Bank notes and senior debt	27,148	25,018	2,130	9%
Subordinated debt	5,473	5,895	(422)	(7)%
Other	6,832	5,005	1,827	37%
Total borrowed funds	61,354	57,419	3,935	7%
Total funding sources	$346,937	$325,258	$21,679	7%

Total deposits increased with growth primarily in interest-bearing deposits, including a shift from noninterest-bearing deposits driven by a higher rate environment in the comparison. The increase in deposits reflected both commercial and consumer deposit growth, including from the retail national expansion strategy which contributed to the increase in savings. Interest-bearing demand deposits at September 30, 2019 included $3.9 billion of balances for a new sweep deposit product for asset management clients previously held off-balance sheet primarily in PNC proprietary money market mutual funds.

Borrowed funds increased due to higher bank notes and senior debt as a result of net issuances in the first nine months of 2019. The increase in other borrowed funds included higher federal funds purchased. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2019 liquidity and capital activities.

The PNC Financial Services Group, Inc. – Form 10-Q    11

Shareholders’ Equity

Total shareholders’ equity was $49.4 billion at September 30, 2019, an increase of $1.7 billion compared to December 31, 2018. The increase resulted from net income of $4.0 billion and higher AOCI of $1.6 billion primarily related to net unrealized securities gains, partially offset by common share repurchases of $2.5 billion and common and preferred dividends of $1.6 billion.

Common shares outstanding declined to 439 million at September 30, 2019 from 457 million at December 31, 2018 as repurchases of 19.4 million shares during the period were partially offset by stock-based compensation activity.
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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Retail Banking's core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with us. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience and drive transformation and automation. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion. In 2018, we launched our national expansion strategy designed to grow customers with digitally-led banking and an ultra-thin branch network in markets outside of our existing retail branch network, and began offering our digital high yield savings deposit product and opened our first solution center.

Table 10: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$4,118	$3,800	$318	8%
Noninterest income	1,996	1,935	61	3%
Total revenue	6,114	5,735	379	7%
Provision for credit losses	356	254	102	40%
Noninterest expense	4,531	4,491	40	1%
Pretax earnings	1,227	990	237	24%
Income taxes	291	239	52	22%
Earnings	$936	$751	$185	25%
Average Balance Sheet
Loans held for sale	$586	$662	$(76)	(11)%
Loans
Consumer
Home equity	$22,679	$24,188	$(1,509)	(6)%
Automobile	15,201	13,643	1,558	11%
Education	3,672	4,208	(536)	(13)%
Credit cards	6,403	5,746	657	11%
Other	2,187	1,794	393	22%
Total consumer	50,142	49,579	563	1%
Commercial and commercial real estate	10,440	10,397	43	—
Residential mortgage	15,806	13,767	2,039	15%
Total loans	$76,388	$73,743	$2,645	4%
Total assets	$92,282	$89,259	$3,023	3%
Deposits
Noninterest-bearing demand	$31,338	$30,555	$783	3%
Interest-bearing demand	42,207	42,172	35	—
Money market	25,786	30,656	(4,870)	(16)%
Savings	55,659	46,091	9,568	21%
Certificates of deposit	12,619	11,957	662	6%
Total deposits	$167,609	$161,431	$6,178	4%
Performance Ratios
Return on average assets	1.36%	1.12%
Noninterest income to total revenue	33%	34%
Efficiency	74%	78%

The PNC Financial Services Group, Inc. – Form 10-Q    13

Nine months ended September 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Supplemental Noninterest Income Information
Consumer services	$881	$837	$44	5%
Brokerage	$267	$260	$7	3%
Residential mortgage	$281	$257	$24	9%
Service charges on deposits	$504	$503	$1	—
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$123	$127	$(4)	(3)%
Serviced portfolio acquisitions	$9	$10	$(1)	(10)%
MSR asset value (b)	$0.9	$1.4	$(.5)	(36)%
MSR capitalization value (in basis points) (b)	72	108	(36)	(33)%
Servicing income: (in millions)
Servicing fees, net (c)	$139	$132	$7	5%
Mortgage servicing rights valuation, net of economic hedge	$38	$22	$16	73%
Residential mortgage loan statistics
Loan origination volume (in billions)	$8.0	$5.8	$2.2	38%
Loan sale margin percentage	2.41%	2.39%
Percentage of originations represented by:
Purchase volume (d)	50%	67%
Refinance volume	50%	33%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	57%	54%
Digital consumer customers (f)	69%	65%
Credit-related statistics
Nonperforming assets (g)	$1,056	$1,145	$(89)	(8)%
Net charge-offs	$380	$308	$72	23%
Other statistics
ATMs	9,102	9,093	9	—
Branches (h)	2,310	2,388	(78)	(3)%
Brokerage account client assets (in billions) (i)	$52	$51	$1	2%

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of September 30, except for customer-related statistics, which are averages for the nine months ended, and net charge-offs, which are for the nine months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Primarily nonperforming loans of $1.1 billion for both September 30, 2019 and September 30, 2018.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $936 million in the first nine months of 2019 compared with $751 million for the same period in 2018. The increase in earnings was attributable to higher net interest income and noninterest income partially offset by an increase in provision for credit losses and higher noninterest expense.

Net interest income increased primarily due to wider interest rate spreads on the value of deposits as well as growth in deposit and loan balances.

Noninterest income increased largely due to growth in consumer services, including debit and credit card, brokerage, and merchant service fees, and higher residential mortgage revenue attributable to a higher benefit from residential mortgage servicing rights valuation, net of economic hedge, and increased loan sales revenue from higher origination volumes. These increases were partially offset by negative derivative fair value adjustments related to Visa Class B common shares of $55 million compared with negative adjustments of $7 million in the same period of 2018.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Provision for credit losses increased in the first nine months of 2019 compared to the same period of 2018 primarily as a result of higher auto loan, unsecured installment loan and credit card portfolio reserves attributed in part to loan growth.

Higher noninterest expense primarily resulted from an increase in ATM expense driven by enhanced checking product benefits, higher equipment expense, and increased marketing activity, including expenses related to our national expansion initiative.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first nine months of 2019, average total deposits increased compared to the same period in 2018, as both interest-bearing and noninterest-bearing demand deposits increased. Savings deposits increased due, in part, to a shift from money market deposits to relationship-based savings products as well as growth in consumer deposits, including from our national expansion initiative. Certificates of deposit increased reflecting shifts in consumer preferences to time deposits.

Retail Banking average total loans increased in the first nine months of 2019 compared with the same period in 2018.

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans.

•	Average auto loans increased primarily due to strong new indirect auto loan volumes, including in our Southeast and expansion markets, as well as growth in direct auto loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

Our national expansion initiative launched in 2018. Deposit products are led by a digital high yield savings account. Following the first solution center opening in Kansas City in 2018, three additional solution centers have opened in 2019 with a second in Kansas City and two in the Dallas/Fort Worth market. We also offer digital unsecured installment and small business loans in the expansion markets.

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

•	Approximately 69% of consumer customers used non-teller channels for the majority of their transactions in the first nine months of 2019 compared with 65% for the same period in 2018.

•	Deposit transactions via ATM and mobile channels increased to 57% of total deposit transactions in the first nine months of 2019 from 54% for the same period in 2018.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process. Technology enhancements supported increased residential mortgage origination volumes in 2019. The home equity origination cycle is the focus in 2019 as we enhance current capabilities in order to improve speed of delivery and convenience for customers.

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

Table 11: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions	2019	2018	$	%
Income Statement
Net interest income	$2,745	$2,707	$38	1%
Noninterest income	1,891	1,774	117	7%
Total revenue	4,636	4,481	155	3%
Provision for credit losses	219	43	176	409%
Noninterest expense	2,087	2,019	68	3%
Pretax earnings	2,330	2,419	(89)	(4)%
Income taxes	531	562	(31)	(6)%
Earnings	$1,799	$1,857	$(58)	(3)%
Average Balance Sheet
Loans held for sale	$467	$763	$(296)	(39)%
Loans
Commercial	$112,371	$102,342	$10,029	10%
Commercial real estate	26,257	26,699	(442)	(2)%
Equipment lease financing	7,273	7,512	(239)	(3)%
Total commercial lending	145,901	136,553	9,348	7%
Consumer	16	49	(33)	(67)%
Total loans	$145,917	$136,602	$9,315	7%
Total assets	$163,126	$153,149	$9,977	7%
Deposits
Noninterest-bearing demand	$39,016	$44,577	$(5,561)	(12)%
Money market	27,358	23,511	3,847	16%
Other	25,285	19,182	6,103	32%
Total deposits	$91,659	$87,270	$4,389	5%
Performance Ratios
Return on average assets	1.47%	1.62%
Noninterest income to total revenue	41%	40%
Efficiency	45%	46%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,372	$1,318	$54	4%
Capital Markets (b)	$849	$816	$33	4%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$73	$78	$(5)	(6)%
Commercial mortgage loan servicing income (d)	190	179	11	6%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	17	26	(9)	(35)%
Total	$280	$283	$(3)	(1)%
Commercial mortgage servicing rights asset value (f)	$595	$766	$(171)	(22)%
Average Loans by C&IB business (g)
Corporate Banking	$73,460	$66,145	$7,315	11%
Real Estate	37,231	37,379	(148)	—
Business Credit	22,480	20,588	1,892	9%
Commercial Banking	8,048	8,135	(87)	(1)%
Other	4,698	4,355	343	8%
Total average loans	$145,917	$136,602	$9,315	7%
Credit-related statistics
Nonperforming assets (f) (h)	$526	$355	$171	48%
Net charge-offs	$58	$8	$50	625%

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

(e)	Amounts are reported in corporate service fees.

(f)	As of September 30.

(g)	As a result of our first quarter 2019 C&IB business realignment, average loans previously reported as Equipment Finance were reclassified to other C&IB businesses for all periods presented.

(h)	Primarily nonperforming loans of $.5 billion and $.3 billion at September 30, 2019 and September 30, 2018, respectively.

Corporate & Institutional Banking earned $1.8 billion in the first nine months of 2019, down $58 million compared to the same period in 2018. Higher revenue was more than offset by an increase in the provision for credit losses and higher noninterest expense.

Net interest income increased in the comparison, primarily due to higher average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans.

Growth in noninterest income in the comparison was primarily driven by higher treasury management product revenue, capital markets-related revenue and gains on asset sales.

Overall credit quality remained stable. The increase in provision for credit losses was primarily driven by loan growth. Nonperforming assets and net charge-offs in the first nine months of 2019 reflect increases from recent historic lows.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased compared to the first nine months of 2018 mostly due to strong growth in Corporate Banking and Business Credit:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting strong production in asset-backed financing as well as increased lending to large and mid-sized corporate clients.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients nationwide. Average loans for this business decreased primarily driven by project loan payoffs, partially offset by higher commercial mortgage balances.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased as new originations and higher utilization were partially offset by payoffs.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business were relatively unchanged.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison driven by growth in interest-bearing deposits including a shift from noninterest-bearing deposits. We continue to monitor and balance the relationship between rates paid and the overall profitability of our deposit balances.

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

The PNC Financial Services Group, Inc. – Form 10-Q    17

The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first nine months of 2018, treasury management revenue increased primarily due to higher product revenue and higher deposit balances.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. Capital markets-related revenue increased in the comparison primarily due to higher asset-backed finance structuring fees, corporate securities underwriting and customer-related derivatives fees, partially offset by lower loan syndication fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities decreased in the comparison due to a lower benefit from commercial mortgage servicing rights valuation, net of economic hedge and lower revenue from commercial mortgage loans held for sale and related hedges, mostly offset by higher commercial mortgage loan servicing income.

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

Table 12: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2019	2018	$	%
Income Statement
Net interest income	$208	$217	$(9)	(4)%
Noninterest income	719	676	43	6%
Total revenue	927	893	34	4%
Provision for credit losses (benefit)	(2)	2	(4)	*
Noninterest expense	707	681	26	4%
Pretax earnings	222	210	12	6%
Income taxes	51	50	1	2%
Earnings	$171	$160	$11	7%
Average Balance Sheet
Loans
Consumer	$4,261	$4,702	$(441)	(9)%
Commercial and commercial real estate	747	734	13	2%
Residential mortgage	1,833	1,561	272	17%
Total loans	$6,841	$6,997	$(156)	(2)%
Total assets	$7,247	$7,455	$(208)	(3)%
Deposits
Noninterest-bearing demand	$1,344	$1,455	$(111)	(8)%
Interest-bearing demand	3,121	3,413	(292)	(9)%
Money market	1,852	2,339	(487)	(21)%
Savings	5,969	4,754	1,215	26%
Other	797	408	389	95%
Total deposits	$13,083	$12,369	$714	6%
Performance Ratios
Return on average assets	3.15%	2.87%
Noninterest income to total revenue	78%	76%
Efficiency	76%	76%
Supplemental Noninterest Income Information
Asset management fees	$646	$669	$(23)	(3)%
Other Information
Nonperforming assets (a) (b)	$42	$51	$(9)	(18)%
Net charge-offs	$1	$8	$(7)	(88)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$163	$159	$4	3%
Nondiscretionary client assets under administration	135	134	1	1%
Total	$298	$293	$5	2%
Discretionary client assets under management
Personal	$98	$97	$1	1%
Institutional	65	62	3	5%
Total	$163	$159	$4	3%
* - Not meaningful

(a)	As of September 30.

(b)	Primarily nonperforming loans of $42 million at September 30, 2019 and $48 million at September 30, 2018.

(c)	Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – Form 10-Q    19

Asset Management Group earned $171 million in the first nine months of 2019 compared to $160 million for the same period in 2018. Earnings increased due to higher revenue partially offset by higher noninterest expense.

Higher revenue in the comparison was driven by a gain on the sale of the retirement recordkeeping business in the second quarter partially offset by lower net interest income due to lower average loan balances and narrower interest rate spreads on loans, as well as lower asset management fees as a result of the retirement recordkeeping sale and lower yielding assets under management.

Noninterest expense increased in the comparison and was primarily attributable to higher personnel expenses and costs associated with the sale transaction, including asset write-offs.

Asset Management Group’s discretionary client assets under management increased in the comparison to the prior year, primarily attributable to higher equity markets as of September 30, 2019.

The Asset Management Group entered into a definitive agreement in May 2019 to divest components of its PNC Capital Advisor's investment management business, including its PNC family of proprietary mutual funds of approximately $16 billion in assets under management as of September, 30 2019. The transaction is expected to close in the fourth quarter of 2019.

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
BlackRock

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

(Unaudited)
Nine months ended September 30
Dollars in millions	2019	2018
Business segment earnings (a)	$597	$608
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Represents our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At September 30.

In billions	September 30, 2019	December 31, 2018
Carrying value of our investment in BlackRock (c)	$8.5	$8.2
Market value of our investment in BlackRock (d)	$15.5	$13.7

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion and $1.7 billion at September 30, 2019 and December 31, 2018, respectively. Our voting interest in BlackRock common stock was approximately 22% at September 30, 2019.

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

Commercial
Commercial loans comprised 52% of our total loan portfolio at both September 30, 2019 and December 31, 2018. The majority of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

Table 15: Commercial Loans by Industry

	September 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$21,846	18%	$21,207	18%
Retail/wholesale trade	21,761	18	20,850	18
Service providers	16,189	13	14,869	13
Real estate related (a)	12,294	10	12,312	11
Financial services	10,437	8	9,500	8
Health care	8,137	7	8,886	8
Transportation and warehousing	7,216	6	5,781	5
Other industries	26,134	20	23,429	19
Total commercial loans	$124,014	100%	$116,834	100%
(a) Represents loans to customers in the real estate and construction industries.

The PNC Financial Services Group, Inc. – Form 10-Q    21

Commercial Real Estate
Commercial real estate loans comprised $6.0 billion of real estate project loans, $6.2 billion of intermediate term financing loans and $16.7 billion related to commercial mortgages as of September 30, 2019. Comparable amounts were $6.6 billion, $7.1 billion and $14.4 billion, respectively, as of December 31, 2018.
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
Table 16: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,383	15%	$4,154	15%
Florida	2,425	8	2,157	8
Maryland	1,832	6	1,966	7
Virginia	1,533	5	1,682	6
Texas	1,866	6	1,531	5
Illinois	1,117	4	1,368	5
Pennsylvania	1,235	4	1,214	4
New York	884	3	1,151	4
Ohio	1,151	4	1,053	4
North Carolina	1,035	4	915	3
All other states	11,423	41	10,949	39
Total commercial real estate loans	$28,884	100%	$28,140	100%
Property Type
Multifamily	$9,099	32%	$8,770	31%
Office	7,620	26	7,279	26
Retail	3,811	13	4,065	14
Hotel/Motel	1,801	6	1,686	6
Industrial/Warehouse	1,759	6	1,678	6
Senior Housing	1,195	4	1,092	4
Mixed Use	1,051	4	933	3
Other	2,548	9	2,637	10
Total commercial real estate loans	$28,884	100%	$28,140	100%

Home Equity
Home equity loans comprised $14.3 billion of primarily variable-rate home equity lines of credit and $10.7 billion of closed-end home equity installment loans at September 30, 2019. Comparable amounts were $15.5 billion and $10.6 billion, respectively, as of December 31, 2018.

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

The home equity portfolio is primarily originated within markets located in the Mid-Atlantic, Midwest, and Southeast, with less than 5% of the portfolio in states outside of those markets at September 30, 2019. The credit quality of newly originated loans over the last twelve months was strong overall with a weighted-average LTV on originations of 68% and a weighted-average FICO score of 769.

The credit performance of the majority of the home equity portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally based upon

22    The PNC Financial Services Group, Inc. – Form 10-Q

original LTV at the time of origination. We use an industry-leading third-party service provider to obtain updated loan, lien and collateral data that is aggregated from public and private sources.

The following table presents our home equity loans by geographic market and lien type.

Table 17: Home Equity Loans by Geography and by Lien Type

	September 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$5,835	23%	$6,160	24%
New Jersey	3,741	15	3,935	15
Ohio	2,913	12	3,095	12
Illinois	1,535	6	1,634	6
Maryland	1,419	6	1,481	6
Michigan	1,325	5	1,340	5
Florida	1,248	5	1,227	5
North Carolina	1,098	4	1,161	4
Kentucky	987	4	1,040	4
Indiana	813	3	845	3
All other states	4,057	17	4,205	16
Total home equity loans	$24,971	100%	$26,123	100%
Lien type
1st lien		58%		58%
2nd lien		42		42
Total		100%		100%

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2019 and December 31, 2018.

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

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 70% and a weighted-average FICO score of 768.

The following table presents our residential real estate loans by geographic market.

Table 18: Residential Real Estate Loans by Geography

	September 30, 2019		December 31, 2018
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$6,249	30%	$4,666	25%
New Jersey	1,747	8	1,649	9
Florida	1,574	8	1,544	8
Illinois	1,122	5	1,161	6
Pennsylvania	1,093	5	1,031	6
New York	992	5	956	5
Maryland	927	4	913	5
North Carolina	873	4	854	5
Virginia	858	4	825	4
Ohio	696	3	682	4
All other states	4,951	24	4,376	23
Total residential real estate loans	$21,082	100%	$18,657	100%

The PNC Financial Services Group, Inc. – Form 10-Q    23

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to government agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet government agency standards, which we retain on our balance sheet. The nonconforming residential mortgage portfolio had strong credit quality at September 30, 2019 with an average original LTV of 70% and an average original FICO score of 772. Our portfolio of nonconforming residential mortgage loans totaled $15.1 billion at September 30, 2019 with 36% located in California.

Automobile
Within auto loans, $14.4 billion resided in the indirect auto portfolio while $1.6 billion were in the direct auto portfolio as of September 30, 2019. Comparable amounts as of December 31, 2018 were $12.9 billion and $1.5 billion, respectively. The indirect auto portfolio relates to loan applications originated through franchised dealers. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 745 for indirect auto loans and 765 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 74 months for indirect auto loans and 63 months for direct auto loans. We offer both new and used auto financing to customers through our various channels. At both September 30, 2019 and December 31, 2018, the portfolio was composed of 53% new vehicle loans and 47% used vehicle loans.

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

Table 19: Nonperforming Assets by Type

	September 30, 2019	December 31, 2018	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$576	$432	$144	33%
Consumer lending (a)	1,152	1,262	(110)	(9)%
Total nonperforming loans	1,728	1,694	34	2%
OREO and foreclosed assets	119	114	5	4%
Total nonperforming assets	$1,847	$1,808	$39	2%
TDRs included in nonperforming loans	$911	$863	$48	6%
Percentage of total nonperforming loans	53%	51%
Nonperforming loans to total loans	.73%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%
Nonperforming assets to total assets	.45%	.47%
Allowance for loan and lease losses to total nonperforming loans	158%	155%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Table 20: Change in Nonperforming Assets

In millions	2019	2018
January 1	$1,808	$2,035
New nonperforming assets	985	785
Charge-offs and valuation adjustments	(446)	(408)
Principal activity, including paydowns and payoffs	(315)	(379)
Asset sales and transfers to loans held for sale	(74)	(101)
Returned to performing status	(111)	(107)
September 30	$1,847	$1,825

As of September 30, 2019, approximately 88% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses in the event of default. As of September 30, 2019, commercial lending nonperforming loans were carried at approximately 78% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer lending nonperforming loans, residential real estate TDRs comprised 78% and 81% of total residential real estate nonperforming loans at September 30, 2019 and December 31, 2018, respectively. Home equity TDRs comprised 50% of home equity nonperforming loans at September 30, 2019, up from 47% at December 31, 2018. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

At September 30, 2019, our largest nonperforming asset was $33 million in the Information industry and the ten largest individual nonperforming assets represented 13% of total nonperforming assets.

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
Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	September 30 2019	December 31 2018	Change		September 30 2019	December 31 2018
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$547	$585	$(38)	(6)%	.23%	.26%
Accruing loans past due 60 to 89 days	269	271	(2)	(1)%	.11%	.12%
Total	816	856	(40)	(5)%	.34%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	532	629	(97)	(15)%	.22%	.28%
Total	$1,348	$1,485	$(137)	(9)%	.57%	.66%

(a)	Past due loan amounts include government insured or guaranteed loans of $.6 billion at September 30, 2019 and $.7 billion at December 31, 2018.

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

The PNC Financial Services Group, Inc. – Form 10-Q    25

collateral. Additionally, TDRs also result from court imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan).
Table 22: Summary of Troubled Debt Restructurings (a)

	September 30 2019	December 31 2018	Change
Dollars in millions			$	%
Total commercial lending	$420	$409	$11	3%
Total consumer lending	1,343	1,442	(99)	(7)%
Total TDRs	$1,763	$1,851	$(88)	(5)%
Nonperforming	$911	$863	$48	6%
Accruing (b)	852	988	(136)	(14)%
Total TDRs	$1,763	$1,851	$(88)	(5)%

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

Excluded from TDRs are $1.0 billion and $1.1 billion of consumer loans held for sale, loans accounted for under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans at September 30, 2019 and December 31, 2018, respectively. Nonperforming TDRs represented approximately 53% and 51% of total nonperforming loans at September 30, 2019 and December 31, 2018, respectively, and 52% and 47% of total TDRs at September 30, 2019 and December 31, 2018, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 3 Asset Quality in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs. See the Credit Risk Management portion of the Risk Management section in our 2018 Form 10-K for information related to loan modifications.

Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

We maintain an ALLL to absorb losses from the loan and lease portfolio and determine this allowance based on quarterly assessments of the estimated probable credit losses incurred in the loan and lease portfolio. Our total ALLL of $2.7 billion at September 30, 2019 consisted of $1.8 billion and $.9 billion established for the commercial lending and consumer lending categories, respectively. We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolio as of the balance sheet date. The reserve calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan and lease portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions and estimation processes are periodically updated.

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

Purchased impaired loans are initially recorded at fair value and applicable accounting guidance prohibits the carryover or creation of valuation allowances at acquisition. Because the initial fair values of these loans already reflect a credit component, additional reserves are established when performance is expected to be worse than our expectations as of the acquisition date. At September 30, 2019, we had established reserves of $.3 billion for purchased impaired loans. In addition, loans (purchased impaired and non-impaired) acquired after January 1, 2009 were recorded at fair value. No allowance for loan losses was carried over and no allowance was created at the date of acquisition.

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

Table 23: Allowance for Loan and Lease Losses

Dollars in millions	2019	2018
January 1	$2,629	$2,611
Total net charge-offs	(433)	(313)
Provision for credit losses	552	260
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(19)	9
Other	9	17
September 30	$2,738	$2,584
Net charge-offs to average loans (for the nine months ended) (annualized)	.25%	.19%
Ratio of ALLL to total loans	1.15%	1.16%
Commercial lending net charge-offs	$(79)	$(18)
Consumer lending net charge-offs	(354)	(295)
Total net charge-offs	$(433)	$(313)
Net charge-offs to average loans (for the nine months ended) (annualized)
Commercial lending	.07%	.02%
Consumer lending	.63%	.54%

The ALLL balance increases or decreases across periods in relation to fluctuating risk factors, including asset quality trends, net charge-offs and changes in aggregate portfolio balances. During the first nine months of 2019, overall credit quality remained strong, which resulted in an essentially flat ratio of ALLL to total loans as of September 30, 2019 compared to December 31, 2018.

The PNC Financial Services Group, Inc. – Form 10-Q    27

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2019
Commercial	$116	$45	$71.08%
Commercial real estate	16	8	8.04%
Equipment lease financing	6	6	—	—%
Home equity	52	56	(4)	(.02)%
Residential real estate	5	11	(6)	(.04)%
Automobile	183	85	98.86%
Credit card	193	21	172	3.58%
Education	20	6	14.51%
Other consumer	92	12	80	2.29%
Total	$683	$250	$433.25%
2018
Commercial	$78	$50	$28.03%
Commercial real estate	8	18	(10)	(.05)%
Equipment lease financing	6	6	—	—%
Home equity	85	67	18.09%
Residential real estate	9	18	(9)	(.07)%
Automobile	117	56	61.60%
Credit card	161	18	143	3.32%
Education	24	6	18.57%
Other consumer	76	12	64	1.94%
Total	$564	$251	$313.19%

Total net charge-offs increased $120 million, or 38%, for the first nine months of 2019 compared to the same period in 2018. The increase in commercial net charge-offs reflected the impact of certain individual credits, while the increases in automobile, credit card and other consumer loan net charge-offs were due in part to loan portfolio growth. See Note 1 Accounting Policies in our 2018 Form 10-K and Note 4 Allowance for Loan and Lease Losses in the Notes To Consolidated Financial Statements in this Report for additional information on the ALLL.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. The minimum LCR that PNC and PNC Bank are required to maintain is 100%. PNC and PNC Bank calculate the LCR daily, and as of September 30, 2019, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

See the Recent Regulatory Developments section of this Report for information on the Final Tailoring Rules and the impact on LCR requirements.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2018 Form 10-K.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $285.6 billion at September 30, 2019 from $267.8 billion at December 31, 2018 driven by growth in both interest-bearing and non-interest bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At September 30, 2019, our liquid assets consisted of short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $26.3 billion and securities available for sale totaling $69.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $4.0 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $8.7 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2019
January 1	$30.9
Issuances	6.9
Calls and maturities	(6.3)
Other	1.1
September 30	$32.6
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2019, PNC Bank had $22.9 billion of notes outstanding under this program of which $18.6 billion were senior bank notes and $4.3 billion were subordinated bank notes. The following table details issuances for the three months ended September 30, 2019.
Table 26: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
July 23, 2019	$900 million
Senior floating rate notes with a maturity date of July 22, 2022. Redeemable in whole, but not in part, on July 22, 2021, and in whole or in part on or after June 22, 2022. Interest is payable quarterly, at the 3-month LIBOR rate, reset quarterly, plus 45 basis points, on January 22, April 22, July 22 and October 22 of each year, beginning October 22, 2019.

July 23, 2019	$600 million
Senior fixed-to-floating rate notes with a maturity date of July 22, 2022. Redeemable in whole, but not in part, on July 22, 2021, and in whole or in part on or after June 22, 2022. Interest is initially payable semi-annually at a fixed rate of 2.232% on July 22 and January 22 of each year, beginning January 22, 2020, and ending on July 22, 2021. Beginning on July 22, 2021, interest is payable quarterly, at the 3-month LIBOR rate, reset quarterly, plus 44 basis points, on January 22, April 22, July 22, and October 22, beginning on October 22, 2021.

See Note 17 Subsequent Events for information on the October 2019 issuance of $750 million of subordinated notes by PNC Bank.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2019, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $44.3 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2019, there were no issuances outstanding under this program.

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

As of September 30, 2019, available parent company liquidity totaled $6.3 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $3.0 billion at September 30, 2019. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2018 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2019, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. Under this shelf registration statement, on July 23, 2019, the parent company issued $1.0 billion of senior notes with a maturity date of July 23, 2026. Interest is payable semi-annually at a fixed rate of 2.60% on July 23 and January 23 of each year, beginning on January 23, 2020. See Note 17 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for information on the November 1, 2019 issuance of $650 million of senior fixed rate notes by the parent company utilizing this shelf registration.

Parent company senior and subordinated debt outstanding totaled $9.3 billion and $6.7 billion at September 30, 2019 and December 31, 2018, respectively.

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

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 27: Credit Ratings for PNC and PNC Bank

September 30, 2019
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

In connection with the 2019 CCAR process, we submitted our capital plan, as approved by PNC's Board of Directors, to the Federal Reserve in April 2019. The Federal Reserve accepted the capital plan and did not object to our proposed capital actions. As provided in the 2019 capital plan, we announced new share repurchase programs of up to $4.3 billion for the four-quarter period beginning in the third quarter of 2019. In the third quarter of 2019, we repurchased 7.5 million common shares for $1.0 billion.

We paid dividends on common stock of $.5 billion, or $1.15 per common share, during the third quarter of 2019. On October 3, 2019, the PNC Board of Directors declared a quarterly common stock cash dividend of $1.15 per share, with a payment date of November 5, 2019.

We completed our common stock repurchase programs for the four quarter period that ended June 30, 2019, with total repurchases of 21.4 million common shares for $2.8 billion. These repurchases were included in our capital plan accepted by the Federal Reserve as part of our 2018 CCAR submission. Additionally, we paid $1.7 billion in common stock dividends for a total of $4.5 billion of capital returned to shareholders during this four quarter period.

The PNC Financial Services Group, Inc. – Form 10-Q    31

Table 28: Basel III Capital

Dollars in millions	Basel III September 30, 2019
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$3,179
Retained earnings	41,413
Accumulated other comprehensive income (loss) for securities currently, and those transferred from, available for sale	1,119
Accumulated other comprehensive income (loss) for pension and other postretirement plans	(481)
Goodwill, net of associated deferred tax liabilities	(9,030)
Other disallowed intangibles, net of deferred tax liabilities	(238)
Other adjustments/(deductions)	(209)
Total common equity Tier 1 capital before threshold deductions	35,753
Total threshold deductions	(2,952)
Common equity Tier 1 capital	$32,801
Additional Tier 1 capital
Preferred stock plus related surplus	3,992
Other adjustments/(deductions)	(162)
Tier 1 capital	$36,631
Additional Tier 2 capital
Qualifying subordinated debt	3,481
Trust preferred capital securities	60
Eligible credit reserves includable in Tier 2 capital	3,042
Total Basel III capital	$43,214
Risk-weighted assets
Basel III standardized approach risk-weighted assets (a)	$340,912
Basel III advanced approaches risk-weighted assets (b)	$319,960
Average quarterly adjusted total assets	$393,009
Supplementary leverage exposure (c)	$471,906
Basel III risk-based capital and leverage ratios (d)
Common equity Tier 1	9.6%
Tier 1	10.7%
Total (e)	12.7%
Leverage (f)	9.3%
Supplementary leverage ratio (g)	7.8%

(a)	Includes credit and market risk-weighted assets.

(b)
Basel III advanced approaches risk-weighted assets are calculated based on the Basel III advanced approaches rules, and include credit, market, and operational risk-weighted assets. During the parallel run qualification phase, PNC has refined the data, models, and internal processes used as part of the advanced approaches for determining risk-weighted assets.

(c)
Supplementary leverage exposure is the sum of Average quarterly adjusted total assets and certain off-balance sheet exposures including undrawn credit commitments and derivative potential future exposures.

(d)	For comparative purposes only, the advanced approaches Basel III Common equity Tier 1, Tier 1 risk-based and Total risk-based ratios for September 30, 2019 were 10.3%, 11.4% and 12.5%, respectively.

(e)
The 2019 Basel III Total risk-based capital ratio includes nonqualifying trust preferred capital securities of $60 million that are subject to a phase-out period that runs through 2021. For comparative purposes only, as of September 30, 2019 the ratio was 12.7%, assuming nonqualifying trust preferred capital securities are phased out.

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

32    The PNC Financial Services Group, Inc. – Form 10-Q

Tier 1 capital. Also, Basel III regulatory capital includes AOCI related to securities currently, and those transferred from, available for sale, as well as pension and other postretirement plans.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2019 capital levels were aligned with them.

At September 30, 2019, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

See the Recent Regulatory Developments section of this Report for information regarding the Final Tailoring Rules and the impact to Basel III capital rules. We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2018 Form 10-K.

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
Sensitivity results and market interest rate benchmarks for the third quarters of 2019 and 2018 follow.

Table 29: Interest Sensitivity Analysis

	Third Quarter 2019	Third Quarter 2018
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.9%	1.8%
100 basis point decrease	(2.6)%	(2.3)%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.6%	3.6%
100 basis point decrease	(7.3)%	(5.9)%
Duration of Equity Model (a)
Base case duration of equity (in years)	(6.5)	.2
Key Period-End Interest Rates
One-month LIBOR	2.02%	2.26%
Three-month LIBOR	2.09%	2.40%
Three-year swap	1.55%	3.05%

(a)	Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 30 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and

The PNC Financial Services Group, Inc. – Form 10-Q    33

(iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2019
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	.2%	.7%	(1.2)%
Second year sensitivity	1.3%	.5%	(4.7)%

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
Table 31: Alternate Interest Rate Scenarios: One Year Forward
The third quarter 2019 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

The planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR after 2021 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.  PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations, and other financial instruments that use LIBOR as a benchmark rate. PNC is coordinating with regulators and industry groups to identify an appropriate replacement reference rate for contracts expiring after 2021, as well as preparing for this transition as it relates to both new and existing exposures. PNC has established a cross-functional governance structure to oversee the overall strategy for the transition from LIBOR. An initial LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes.

See the Risk Factors section in Part I, Item IA disclosed in PNC's 2018 Form 10-K for additional information regarding the planned discontinuance of LIBOR as a reference rate.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR

34    The PNC Financial Services Group, Inc. – Form 10-Q

reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first nine months of 2019 and 2018 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2018 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $212 million for the nine months ended September 30, 2019 compared to $196 million for the same period in 2018. The increase was primarily due to improved derivative clients sales revenue partially offset by a reduction in foreign exchange client revenue. For the quarterly period, customer related trading revenue was $77 million for the third quarter of 2019 compared to $53 million in 2018. The increase was driven by the improved derivative client sales revenue and, to a lesser extent, improved client related trading results and the impact of changes in credit valuations for customer-related derivatives.
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
A summary of our equity investments follows:
Table 32: Equity Investments Summary

	September 30 2019	December 31 2018	Change
Dollars in millions			$	%
BlackRock	$8,321	$8,016	$305	4%
Tax credit investments	2,252	2,219	33	1%
Private equity and other	2,752	2,659	93	3%
Total	$13,325	$12,894	$431	3%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at September 30, 2019, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.
Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.9 billion and $.8 billion at September 30, 2019 and December 31, 2018, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2018 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.6 billion and $1.5 billion at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $1.4 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2018 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the September 30, 2019 per share closing price of $172.01 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $981 million at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8

The PNC Financial Services Group, Inc. – Form 10-Q    35

of our 2018 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at September 30, 2019 and September 30, 2018.

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

RECENT REGULATORY DEVELOPMENTS

Agency Actions to Better Tailor Regulations to An Institution’s Risk Profile
In October 2019, the Federal Reserve, Office of the Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC) adopted final rules to tailor the application of the agencies’ capital (including stress testing) and liquidity rules, and the Federal Reserve’s enhanced prudential standards adopted under Section 165 of Dodd-Frank, to banking organizations with $100 billion or more in consolidated total assets (the Final Tailoring Rules). The Final Tailoring Rules classify all bank holding companies (BHCs) with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital, liquidity and enhanced prudential requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC will generally follow that of its parent BHC. PNC and PNC Bank are considered Category III firms under the Final Tailoring Rules because PNC (i) has more than $250 billion in consolidated total assets, (ii) is not designated as a globally systemically important bank (GSIB), and (iii) has less than $75 billion in cross-jurisdictional activity (as defined in the final rules). The Final Tailoring Rules become effective on December 31, 2019 or allow organizations to begin complying with the new rules beginning December 31, 2019, although certain related changes (such as the changes to the Basel III threshold deductions applicable to PNC and PNC Bank described below) do not become effective until January 1, 2020. As such, we expect the changes to be fully effective for PNC and PNC Bank no later than the first quarter of 2020.
As described below, the Final Tailoring Rules make several important changes to the capital, liquidity and enhanced prudential standards requirements applicable to PNC and PNC Bank.

First, the Final Tailoring Rules significantly modify the threshold deductions for significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, from Common equity Tier 1 (CET1) capital (in each case, net of associated deferred tax liabilities) applicable to PNC and PNC Bank. Under the Final Tailoring Rules, PNC and PNC Bank will have to deduct its significant common stock investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets from CET1 capital (in each case, net of associated deferred tax liabilities) only to the extent such items individually exceed 25% of the institution's adjusted CET1 capital. PNC's common stock investment in BlackRock is treated as a significant common stock investment in an unconsolidated financial institution for these purposes. As of September 30, 2019, a portion of PNC’s common stock investment in BlackRock was required to be deducted from CET1 capital. If the Final Tailoring Rules had been in effect as of September 30, 2019, no portion of PNC’s common stock investment in BlackRock would have been deducted from CET1 capital.

As a result, upon effectiveness of the Final Tailoring Rules, PNC may have the ability to return more capital to shareholders, through dividends or buybacks, while still maintaining capital in excess of regulatory and policy minimums. We are evaluating how best to deploy that excess capital in light of the impact of the Final Tailoring Rules and will continue to do so. The timing and amount of any dividends and buybacks will continue to be subject, among other things, to the CCAR process described in the Supervision and Regulation section of Item 1 Business in our 2018 Form 10-K.

36    The PNC Financial Services Group, Inc. – Form 10-Q

Second, under the Final Tailoring Rules, PNC and PNC Bank will have the ability to opt-out of the inclusion of accumulated other comprehensive income (AOCI) related to both available for sale securities and pension and other post-retirement plans in CET1 capital. PNC and PNC Bank must make this election in the organization’s relevant regulatory reporting forms for the first period ending after the effective date of the Final Tailoring Rules. We expect to make this election.

Third, the Final Tailoring Rules reduce the LCR requirements for Category III banking organizations that, like PNC and PNC Bank, have less than $75 billion in weighted short-term wholesale funding (as defined by the rules). Under the Final Tailoring Rules, the net cash outflows of PNC and PNC Bank under the LCR rules are scaled by a factor of 85% (rather than the 100% standard under current rules), thereby reducing the amount of HQLA that the organization has to maintain to meet its LCR requirements.

In addition, under the Final Tailoring Rules:

•	PNC and PNC Bank will no longer be required to use the model-based advanced approaches to calculate risk-weighted assets for capital purposes;

•	PNC will no longer have to conduct a mid-cycle company-run stress test using balance sheet data as of June 30 and publicly disclose the results of such test; and

•
PNC and PNC Bank will have to conduct a company-run stress test under the Dodd-Frank Act stress testing regulations of the Federal Reserve and OCC (a “DFAST stress test”) biennially (rather than annually) using two scenarios (a baseline and severely adverse scenario), and publicly disclose the results of such tests.

Finally, the Federal Reserve and FDIC in October 2019 adopted modifications to their resolution plan regulations for covered BHCs, including PNC. Under the modifications, which we expect to go into effect in the first quarter of 2020, PNC will generally have to file a resolution plan on a 3-year cycle, with submissions alternating between a full plan and a targeted plan. Pursuant to these modifications and a filing extension received from the Federal Reserve and FDIC in July 2019, PNC’s next resolution plan is scheduled to be filed by July 1, 2021. The modifications, however, provide the agencies with the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date, and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan.

Volcker Rule
In October, the U.S. banking agencies, SEC, and Commodity Futures Trading Commission approved changes to the regulations implementing the Volcker Rule that, among other things, simplify and tailor the compliance program requirements for banking entities, like PNC, that have trading assets and liabilities of more than $1 billion, but less than $20 billion. The final regulations also provide that for institutions subject to the market risk capital rule, like PNC, only certain market risk capital rules and dealer positions are subject to the Volcker Rule’s restrictions on proprietary trading. The final regulations also simplify the requirements for underwriting, market-making, and risk-mitigating hedging activities. Banking entities must comply with the final regulations by January 1, 2021, but may elect to comply with the modifications beginning January 1, 2020.

FDIC Recordkeeping Requirements
In July 2019, the FDIC approved amendments to its regulations regarding (i) enhanced deposit insurance recordkeeping requirements for insured depository institutions (IDIs) with at least 2 million deposit accounts, including PNC Bank, and (ii) deposit insurance recordkeeping requirements for joint deposit accounts applicable to all IDIs.  Among other things, the amendments revise the attestation requirement under the deposit insurance recordkeeping regulations and allow covered IDIs to elect to extend the April 1, 2020 compliance date for the enhanced deposit insurance recordkeeping requirements by up to one year.

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

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2018 Form 10-K:

•	Fair Value Measurements

•	Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit

•	Residential and Commercial Mortgage Servicing Rights

The PNC Financial Services Group, Inc. – Form 10-Q    37

Recently Issued Accounting Standards

ASU	Description	Financial Statement Impact
Credit Losses - ASU 2016-13

Issued June 2016

Codification Improvements - ASU 2019-04

Various improvements related to Credit Losses (Topics 1, 2 and 5)

Issued April 2019

Targeted Transition Relief - Credit Losses - ASU 2019-05

Issued May 2019

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
• Requires inclusion of expected recoveries of previously charged-off amounts for in-scope assets.
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
• The Financial Accounting Standards Board (FASB) recently issued ASU's 2019-04 and 2019-05. ASU 2019-04 clarified treatment of several topics in the CECL standard, including recoveries and accrued interest, which we plan to implement. ASU 2019-05 provided an option to elect fair value option at transition for certain assets in scope for CECL, which we plan to utilize. The FASB is also expected to publish an ASU providing additional guidance on selected topics and we are awaiting final guidance to implement any necessary changes.
• The ACL will be developed using various models and estimation techniques utilizing our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. For expected losses in our reasonable and supportable forecast period of three years, we will use four macroeconomic scenarios and their estimated probabilities. These will be produced by our economics team using a combination of structural models and expert judgment and will be designed to reflect a range of plausible economic conditions and emerging business cycles over the next three years.
• We will also apply qualitative factors that could be related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects our best estimate of current expected credit losses.
• Based on our analysis of results from the parallel run periods in 2019 thus far, our CECL estimate will be sensitive to various factors, including, but not limited to, the following major factors:
- Current economic conditions and borrower quality: Our forecast of expected losses depends on current conditions and portfolio quality. As current conditions evolve, forecasted losses could be materially affected.
- Scenario weights and design: Our loss estimates are sensitive to the shape and severity of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Change to probabilities and timing of peak business cycles could materially affect our loss estimates.
- Methodology changes: Enhancements to our CECL methodologies could materially affect our reserve estimates.
• Based on our forecasted economic conditions and portfolio balances at September 30, 2019, the adoption of the CECL standard could result in an overall ACL increase of approximately 20%, as compared to our current aggregate reserve levels. The overall change is primarily due to the difference between current loss reserve periods versus the estimated remaining contractual lives, as required by the CECL standard. We believe that given current conditions, our consumer loss reserves will increase significantly, while our commercial loan reserves will decrease slightly. Additionally, the CECL ACL could produce higher volatility in the quarterly provision for credit losses than our current reserve process.
• The estimated impact of the CECL standard implementation is based on the current state of our end-to-end CECL process and is inclusive of quantitative results and qualitative factors. This process is still under development, including refinement and development of certain models, estimation techniques and the build-out of the operational and control structure supporting the end-to-end process. The reserve amount to be recorded at the January 1, 2020 transition date may differ from our estimate due to the factors noted above, further process refinements and other assumptions.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2019, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2019, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
GLOSSARY OF TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2018 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q    39

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
Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Future events or circumstances may change our outlook and may also affect the nature of the assumptions, risks and uncertainties to which our forward-looking statements are subject. Forward-looking statements speak only as of the date made. We do not assume any duty and do not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance. As a result, we caution against undue reliance on any forward-looking statements.
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impacts of tariffs and other trade policies of the U.S. and its global trading partners.

–	Slowing or reversal of the current U.S. economic expansion.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:

–	U.S. economic growth, after accelerating a few years ago, has slowed since mid-2018 and is expected to slow further through the rest of this year and into 2020.

–
Job growth will continue into 2020, but at a slower pace due to both difficulty in finding workers and slower economic growth. The unemployment rate is expected to increase slightly in the near term, but the labor market will remain tight, pushing wages higher and supporting continued gains in consumer spending.

–	Slower global economic growth, trade restrictions and geopolitical concerns are downside risks to the forecast, which have increased in 2019, and risks are weighted to the downside.

–	Inflation has slowed in 2019, to below the FOMC’s 2% objective, but is expected to gradually increase over the next two years.

–	Our baseline forecast includes the 0.25% federal funds rate cut on October 30, 2019. We expect the funds rate to remain in a range of 1.50% to 1.75% through the rest of 2019.

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

40    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q    41

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2019	2018	2019	2018
Interest Income
Loans	$2,678	$2,452	$7,952	$7,025
Investment securities	617	584	1,866	1,653
Other	208	187	610	545
Total interest income	3,503	3,223	10,428	9,223
Interest Expense
Deposits	531	336	1,518	810
Borrowed funds	468	421	1,433	1,173
Total interest expense	999	757	2,951	1,983
Net interest income	2,504	2,466	7,477	7,240
Noninterest Income
Asset management	464	486	1,346	1,397
Consumer services	402	377	1,165	1,115
Corporate services	469	465	1,415	1,381
Residential mortgage	134	76	281	257
Service charges on deposits	178	186	517	522
Other	342	301	1,017	880
Total noninterest income	1,989	1,891	5,741	5,552
Total revenue	4,493	4,357	13,218	12,792
Provision For Credit Losses	183	88	552	260
Noninterest Expense
Personnel	1,400	1,413	4,179	4,123
Occupancy	206	195	633	616
Equipment	291	264	862	818
Marketing	76	71	224	201
Other	650	665	1,914	1,961
Total noninterest expense	2,623	2,608	7,812	7,719
Income before income taxes and noncontrolling interests	1,687	1,661	4,854	4,813
Income taxes	295	261	817	818
Net income	1,392	1,400	4,037	3,995
Less: Net income attributable to noncontrolling interests	13	11	35	31
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	$1,315	$1,325	$3,818	$3,780
Earnings Per Common Share
Basic	$2.95	$2.84	$8.45	$8.03
Diluted	$2.94	$2.82	$8.42	$7.96
Average Common Shares Outstanding
Basic	444	465	450	469
Diluted	445	467	451	472
See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net income	$1,392	$1,400	$4,037	$3,995
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on non-OTTI securities	196	(324)	1,529	(1,125)
Net unrealized gains (losses) on OTTI securities	18	(1)	27	16
Net unrealized gains (losses) on cash flow hedge derivatives	79	(71)	433	(377)
Pension and other postretirement benefit plan adjustments	2	1	63	70
Other	(19)	(17)	(15)	(25)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	276	(412)	2,037	(1,441)
Income tax benefit (expense) related to items of other comprehensive income	(70)	92	(475)	323
Other comprehensive income (loss), after tax and net of reclassifications into Net income	206	(320)	1,562	(1,118)
Comprehensive income	1,598	1,080	5,599	2,877
Less: Comprehensive income attributable to noncontrolling interests	13	11	35	31
Comprehensive income attributable to PNC	$1,585	$1,069	$5,564	$2,846
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q    43

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2019	December 31 2018
In millions, except par value
Assets
Cash and due from banks	$5,671	$5,608
Interest-earning deposits with banks	19,036	10,893
Loans held for sale (a)	1,872	994
Investment securities – available for sale	69,057	63,389
Investment securities – held to maturity	18,826	19,312
Loans (a)	237,377	226,245
Allowance for loan and lease losses	(2,738)	(2,629)
Net loans	234,639	223,616
Equity investments (b)	13,325	12,894
Mortgage servicing rights	1,483	1,983
Goodwill	9,233	9,218
Other (a)	35,774	34,408
Total assets	$408,916	$382,315
Liabilities
Deposits
Noninterest-bearing	$74,077	$73,960
Interest-bearing	211,506	193,879
Total deposits	285,583	267,839
Borrowed funds
Federal Home Loan Bank borrowings	21,901	21,501
Bank notes and senior debt	27,148	25,018
Subordinated debt	5,473	5,895
Other (c)	6,832	5,005
Total borrowed funds	61,354	57,419
Allowance for unfunded loan commitments and letters of credit	304	285
Accrued expenses and other liabilities	12,220	9,002
Total liabilities	359,461	334,545
Equity
Preferred stock (d)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,711	2,711
Capital surplus	16,297	16,277
Retained earnings	41,413	38,919
Accumulated other comprehensive income (loss)	837	(725)
Common stock held in treasury at cost: 103 and 85 shares	(11,838)	(9,454)
Total shareholders’ equity	49,420	47,728
Noncontrolling interests	35	42
Total equity	49,455	47,770
Total liabilities and equity	$408,916	$382,315

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.5 billion, Loans of $.8 billion and Other assets of $.1 billion at September 30, 2019 and Loans held for sale of $.9 billion, Loans of $.8 billion and Other assets of $.2 billion at December 31, 2018.

(b)	Amounts include our equity interest in BlackRock.

(c)	Our consolidated liabilities at both September 30, 2019 and December 31, 2018 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(d)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2019	2018
Operating Activities
Net income	$4,037	$3,995
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	552	260
Depreciation and amortization	904	839
Deferred income taxes	83	(116)
Changes in fair value of mortgage servicing rights	715	(57)
Undistributed earnings of BlackRock	(356)	(421)
Net change in
Trading securities and other short-term investments	741	293
Loans held for sale	(882)	910
Other assets	(2,086)	(2,194)
Accrued expenses and other liabilities	831	2,195
Other	(291)	(1)
Net cash provided (used) by operating activities	$4,248	$5,703
Investing Activities
Sales
Securities available for sale	$5,201	$5,422
Loans	1,237	1,180
Repayments/maturities
Securities available for sale	7,962	6,941
Securities held to maturity	2,193	1,917
Purchases
Securities available for sale	(17,179)	(17,635)
Securities held to maturity	(1,739)	(3,072)
Loans	(898)	(430)
Net change in
Federal funds sold and resale agreements	3,192	313
Interest-earning deposits with banks	(8,143)	8,795
Loans	(11,978)	(4,120)
Other	(573)	(965)
Net cash provided (used) by investing activities	$(20,725)	$(1,654)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q    45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Nine Months Ended September 30
	2019	2018
Financing Activities
Net change in
Noninterest-bearing deposits	$180	$(5,114)
Interest-bearing deposits	17,627	4,959
Federal funds purchased and repurchase agreements	1,934	1,037
Federal Home Loan Bank borrowings	1,400
Commercial paper		(100)
Other borrowed funds	(77)	(109)
Sales/issuances
Federal Home Loan Bank borrowings	12,000	6,500
Bank notes and senior debt	6,930	3,238
Subordinated debt		1,243
Other borrowed funds	929	400
Common and treasury stock	73	61
Repayments/maturities
Federal Home Loan Bank borrowings	(13,000)	(7,501)
Bank notes and senior debt	(5,600)	(4,175)
Subordinated debt	(700)	(575)
Other borrowed funds	(963)	(429)
Acquisition of treasury stock	(2,626)	(2,145)
Preferred stock cash dividends paid	(181)	(181)
Common stock cash dividends paid	(1,386)	(1,159)
Net cash provided (used) by financing activities	$16,540	$(4,050)
Net Increase (Decrease) In Cash And Due From Banks	63	(1)
Cash and due from banks at beginning of period	5,608	5,249
Cash and due from banks at end of period	$5,671	$5,248
Supplemental Disclosures
Interest paid	$2,915	$1,881
Income taxes paid	$321	$324
Income taxes refunded	$7	$463
Leased assets obtained in exchange for new operating lease liabilities	$238
Right-of-use assets recognized at adoption of ASU 2016-02	$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$771	$359
Transfer from loans to foreclosed assets	$131	$145
Transfer from trading securities to investment securities	$228
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

The PNC Financial Services Group, Inc. – Form 10-Q    47

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

The following table provides cash flows associated with our loan sale and servicing activities:
Table 33: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2019
Sales of loans (b)	$1,296	$1,122
Repurchases of previously transferred loans (c)	$81
Servicing fees (d)	$90	$34
Servicing advances recovered/(funded), net	$5	$45
Cash flows on mortgage-backed securities held (e)	$1,394	$14
Cash Flows - Three months ended September 30, 2018
Sales of loans (b)	$1,242	$953
Repurchases of previously transferred loans (c)	$90
Servicing fees (d)	$88	$34
Servicing advances recovered/(funded), net	$2	$19
Cash flows on mortgage-backed securities held (e)	$574	$51
Cash Flows - Nine months ended September 30, 2019
Sales of loans (b)	$2,902	$2,212
Repurchases of previously transferred loans (c)	$235	$4
Servicing fees (d)	$264	$97
Servicing advances recovered/(funded), net	$33	$61
Cash flows on mortgage-backed securities held (e)	$2,653	$43
Cash Flows - Nine months ended September 30, 2018
Sales of loans (b)	$3,486	$2,613
Repurchases of previously transferred loans (c)	$286
Servicing fees (d)	$269	$100
Servicing advances recovered/(funded), net	$45	$24
Cash flows on mortgage-backed securities held (e)	$1,445	$100

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

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

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.7 billion, $13.3 billion, and $13.0 billion in residential mortgage-backed securities and $.6 billion, $.6 billion, and $.6 billion in commercial mortgage-backed securities at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Table 34 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan,

48    The PNC Financial Services Group, Inc. – Form 10-Q

where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2019.
Table 34: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2019
Total principal balance	$50,786	$50,723
Delinquent loans (b)	$529	$64
December 31, 2018
Total principal balance	$54,028	$47,969
Delinquent loans (b)	$622	$234
Three months ended September 30, 2019
Net charge-offs (c)	$8	$52
Three months ended September 30, 2018
Net charge-offs (c)	$9	$117
Nine months ended September 30, 2019
Net charge-offs (c)	$32	$348
Nine months ended September 30, 2018
Net charge-offs (c)	$34	$169

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

(c)
Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage-backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

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
Table 35: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2019
Mortgage-backed securitizations (b)	$19,084	$19,084	(c)
Tax credit investments and other	3,077	3,048	(d)	$1,111	(e)
Total	$22,161	$22,132		$1,111
December 31, 2018
Mortgage-backed securitizations (b)	$14,266	$14,266	(c)
Tax credit investments and other	2,949	2,911	(d)	$806	(e)
Total	$17,215	$17,177		$806

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

(c)	Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.

(d)	Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.

(e)	Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    49

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During the nine months ended September 30, 2019, we recognized $152 million of amortization, $165 million of tax credits and $35 million of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes. The amounts for the third quarter of 2019 were $52 million, $54 million and $11 million, respectively.

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

Nonperforming assets include nonperforming loans and leases, other real estate owned (OREO) and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans as these loans are accounted for at fair value. However, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. Purchased impaired loans are excluded from nonperforming loans as we are currently accreting interest income over the expected life of the loans.

See Note 1 Accounting Policies in our 2018 Form 10-K for additional information on our loan related policies.

50    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables present the delinquency status of our loans and our nonperforming assets at September 30, 2019 and December 31, 2018, respectively.

Table 36: Analysis of Loan Portfolio (a)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Purchased Impaired Loans	Total Loans (d)
September 30, 2019
Commercial Lending
Commercial	$123,328	$82	$49	$64	$195		$491			$124,014
Commercial real estate	28,803	3	3		6		75			28,884
Equipment lease financing	7,270	6	4		10		10			7,290
Total commercial lending	159,401	91	56	64	211		576			160,188
Consumer Lending
Home equity	23,631	53	24		77		685		$578	24,971
Residential real estate	18,867	129	77	302	508	(b)	325	$166	1,216	21,082
Automobile	15,684	145	36	11	192		128			16,004
Credit card	6,660	56	33	57	146		9			6,815
Education	3,280	56	35	90	181	(b)				3,461
Other consumer	4,818	17	8	8	33		5			4,856
Total consumer lending	72,940	456	213	468	1,137		1,152	166	1,794	77,189
Total	$232,341	$547	$269	$532	$1,348		$1,728	$166	$1,794	$237,377
Percentage of total loans	97.88%	.23%	.11%	.22%	.56%		.73%	.07%	.76%	100.00%
December 31, 2018
Commercial Lending
Commercial	$116,300	$82	$54	$52	$188		$346			$116,834
Commercial real estate	28,056	6	3		9		75			28,140
Equipment lease financing	7,229	56	12		68		11			7,308
Total commercial lending	151,585	144	69	52	265		432			152,282
Consumer Lending
Home equity	24,556	66	25		91		797		$679	26,123
Residential real estate	16,216	135	73	363	571	(b)	350	$182	1,338	18,657
Automobile	14,165	113	29	12	154		100			14,419
Credit card	6,222	46	29	53	128		7			6,357
Education	3,571	69	41	141	251	(b)				3,822
Other consumer	4,552	12	5	8	25		8			4,585
Total consumer lending	69,282	441	202	577	1,220		1,262	182	2,017	73,963
Total	$220,867	$585	$271	$629	$1,485		$1,694	$182	$2,017	$226,245
Percentage of total loans	97.62%	.26%	.12%	.28%	.66%		.75%	.08%	.89%	100.00%

(a)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we are currently accreting interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate mortgages totaling $.4 billion and $.5 billion at September 30, 2019 and December 31, 2018, respectively, and Education loans totaling $.2 billion at both September 30, 2019 and December 31, 2018.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, net deferred loan fees, unamortized discounts and premiums, and purchase discounts and premiums totaling $1.2 billion at both September 30, 2019 December 31, 2018.

At September 30, 2019, we pledged $16.2 billion of commercial loans to the Federal Reserve Bank and $66.7 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2018 were $17.3 billion and $63.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

The PNC Financial Services Group, Inc. – Form 10-Q    51

Table 37: Nonperforming Assets

Dollars in millions	September 30 2019	December 31 2018
Nonperforming loans
Total commercial lending	$576	$432
Total consumer lending (a)	1,152	1,262
Total nonperforming loans	1,728	1,694
OREO and foreclosed assets	119	114
Total nonperforming assets	$1,847	$1,808
Nonperforming loans to total loans	.73%	.75%
Nonperforming assets to total loans, OREO and foreclosed assets	.78%	.80%
Nonperforming assets to total assets	.45%	.47%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

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

Total nonperforming loans in Table 37 include TDRs of $.9 billion at both September 30, 2019 and December 31, 2018. TDRs that are performing, including consumer credit card TDR loans, totaled $.9 billion and $1.0 billion at September 30, 2019 and December 31, 2018, respectively, and are excluded from nonperforming loans.

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
Table 38: Commercial Lending Asset Quality Indicators (a)

In millions	Pass Rated	Criticized	Total Loans
September 30, 2019
Commercial	$118,316	$5,698	$124,014
Commercial real estate	28,050	834	28,884
Equipment lease financing	7,065	225	7,290
Total commercial lending	$153,431	$6,757	$160,188
December 31, 2018
Commercial	$111,276	$5,558	$116,834
Commercial real estate	27,682	458	28,140
Equipment lease financing	7,180	128	7,308
Total commercial lending	$146,138	$6,144	$152,282

(a)
Loans are classified as Pass Rated and Criticized based on the Regulatory classification definitions. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2019 and December 31, 2018. We use probability of default and loss given default to rate loans in the commercial lending portfolio.

Consumer Lending Loan Classes

See Note 3 Asset Quality in our 2018 Form 10-K for additional information related to our Consumer Lending loan classes, including discussion around the asset quality indicators that we use to monitor and manage the credit risk associated with each loan class.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Home Equity and Residential Real Estate Loan Classes
The following table presents asset quality indicators for the home equity and residential real estate loan classes.

Table 39: Asset Quality Indicators for Home Equity and Residential Real Estate Loans

	September 30, 2019		December 31, 2018
	Home equity	Residential real estate	Home equity	Residential real estate
In millions
Current estimated LTV ratios
Greater than or equal to 125%	$382	$123	$461	$116
Greater than or equal to 100% to less than 125%	911	228	1,020	255
Greater than or equal to 90% to less than 100%	1,096	340	1,174	335
Less than 90%	21,821	18,384	22,644	15,922
No LTV ratio available	183	218	145	6
Government insured or guaranteed loans		573		685
Purchased impaired loans	578	1,216	679	1,338
Total loans	$24,971	$21,082	$26,123	$18,657
Updated FICO Scores
Greater than 660	$22,066	$18,455	$22,996	$15,956
Less than or equal to 660	2,045	547	2,210	585
No FICO score available	282	291	238	93
Government insured or guaranteed loans		573		685
Purchased impaired loans	578	1,216	679	1,338
Total loans	$24,971	$21,082	$26,123	$18,657

Automobile, Credit Card, Education and Other Consumer Loan Classes

The following table presents asset quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 40: Asset Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loans

Dollars in millions	Automobile	Credit Card	Education	Other Consumer
September 30, 2019
FICO score greater than 719	$8,444	$3,989	$1,184	$1,452
650 to 719	4,845	1,955	185	755
620 to 649	1,152	325	22	122
Less than 620	1,240	376	22	107
No FICO score available or required (a)	323	170	42	27
Total loans using FICO credit metric	16,004	6,815	1,455	2,463
Consumer loans using other internal credit metrics			2,006	2,393
Total loans	$16,004	$6,815	$3,461	$4,856
Weighted-average updated FICO score (b)	724	731	775	731
December 31, 2018
FICO score greater than 719	$7,740	$3,809	$1,240	$1,280
650 to 719	4,365	1,759	194	641
620 to 649	1,007	280	26	106
Less than 620	1,027	332	24	105
No FICO score available or required (a)	280	177	57	25
Total loans using FICO credit metric	14,419	6,357	1,541	2,157
Consumer loans using other internal credit metrics			2,281	2,428
Total loans	$14,419	$6,357	$3,822	$4,585
Weighted-average updated FICO score (b)	726	733	774	732

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

Troubled Debt Restructurings (TDRs)
Table 41 quantifies the number of loans that were classified as TDRs, as well as the change in the loans’ recorded investment as a result of becoming a TDR during the three and nine months ended September 30, 2019 and September 30, 2018. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2018 Form 10-K for additional discussion of TDRs.
Table 41: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the three months ended September 30, 2019 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	21	$97			$72	$72
Total consumer lending	3,656	45		$24	19	43
Total TDRs	3,677	$142		$24	$91	$115
During the three months ended September 30, 2018 Dollars in millions
Total commercial lending	18	$115	$2	$24	$81	$107
Total consumer lending	3,147	45		19	23	42
Total TDRs	3,165	$160	$2	$43	$104	$149

		Pre-TDR Recorded Investment (b)	Post-TDR Recorded Investment (c)
During the nine months ended September 30, 2019 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	58	$233		$1	$208	$209
Total consumer lending	11,009	131		72	51	123
Total TDRs	11,067	$364		$73	$259	$332
During the nine months ended September 30, 2018 Dollars in millions
Total commercial lending	65	$145	$2	$26	$105	$133
Total consumer lending	9,015	129	1	66	52	119
Total TDRs	9,080	$274	$3	$92	$157	$252
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

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The recorded investment of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2019 and January 1, 2018, respectively, and (ii) subsequently defaulted during three and nine months ended September 30, 2019 totaled $42 million and $68 million, respectively. The comparable amounts for the three and nine months ended September 30, 2018 totaled $19 million and $44 million, respectively.

Impaired Loans

Impaired loans include commercial and consumer nonperforming loans and TDRs, regardless of nonperforming status. TDRs that were previously recorded at amortized cost and are now classified and accounted for as held for sale are also included. Excluded from impaired loans are nonperforming leases, loans accounted for as held for sale other than the TDRs described in the preceding sentence, loans accounted for under the fair value option, smaller balance homogeneous type loans and purchased impaired loans. We did not recognize any interest income on impaired loans that have not returned to performing status, while they were impaired during the nine months ended September 30, 2019 and September 30, 2018. Table 42 provides further detail on impaired loans individually evaluated for impairment and the associated ALLL. Certain commercial and consumer impaired loans do not have a related ALLL as the valuation of these impaired loans exceeded the recorded investment.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 42: Impaired Loans

In millions	Unpaid Principal Balance	Recorded Investment	Associated Allowance	Average Recorded Investment (a)
September 30, 2019
Impaired loans with an associated allowance
Total commercial lending	$491	$375	$81	$367
Total consumer lending	734	697	95	775
Total impaired loans with an associated allowance	1,225	1,072	176	1,142
Impaired loans without an associated allowance
Total commercial lending	360	310		297
Total consumer lending	1,045	646		620
Total impaired loans without an associated allowance	1,405	956		917
Total impaired loans	$2,630	$2,028	$176	$2,059
December 31, 2018
Impaired loans with an associated allowance
Total commercial lending	$440	$315	$73	$349
Total consumer lending	863	817	136	904
Total impaired loans with an associated allowance	1,303	1,132	209	1,253
Impaired loans without an associated allowance
Total commercial lending	413	326		294
Total consumer lending	1,042	625		645
Total impaired loans without an associated allowance	1,455	951		939
Total impaired loans	$2,758	$2,083	$209	$2,192

(a)	Average recorded investment is for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.
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
Table 43: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

	2019			2018
At or for the nine months ended September 30 Dollars in millions	Commercial Lending	Consumer Lending	Total	Commercial Lending	Consumer Lending	Total
Allowance for Loan and Lease Losses
January 1	$1,663	$966	$2,629	$1,582	$1,029	$2,611
Charge-offs	(138)	(545)	(683)	(92)	(472)	(564)
Recoveries	59	191	250	74	177	251
Net (charge-offs)	(79)	(354)	(433)	(18)	(295)	(313)
Provision for credit losses	247	305	552	48	212	260
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(20)	1	(19)	7	2	9
Other		9	9	(1)	18	17
September 30	$1,811	$927	$2,738	$1,618	$966	$2,584
TDRs individually evaluated for impairment	$34	$95	$129	$28	$145	$173
Other loans individually evaluated for impairment	47		47	37		37
Loans collectively evaluated for impairment	1,730	554	2,284	1,553	547	2,100
Purchased impaired loans		278	278		274	274
September 30	$1,811	$927	$2,738	$1,618	$966	$2,584
Loan Portfolio
TDRs individually evaluated for impairment	$420	$1,343	$1,763	$389	$1,497	$1,886
Other loans individually evaluated for impairment	265		265	206		206
Loans collectively evaluated for impairment	159,503	73,298	232,801	148,853	69,253	218,106
Fair value option loans (a)		754	754		753	753
Purchased impaired loans		1,794	1,794		2,102	2,102
September 30	$160,188	$77,189	$237,377	$149,448	$73,605	$223,053
Portfolio segment ALLL as a percentage of total ALLL	66%	34%	100%	63%	37%	100%
Ratio of ALLL to total loans	1.13%	1.20%	1.15%	1.08%	1.31%	1.16%

(a)	Loans accounted for under the fair value option are not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there is no allowance recorded on these loans.

The PNC Financial Services Group, Inc. – Form 10-Q    55

NOTE 5 INVESTMENT SECURITIES
Table 44: Investment Securities Summary

	September 30, 2019				December 31, 2018
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$17,597	$420	$(12)	$18,005	$18,104	$133	$(137)	$18,100
Residential mortgage-backed
Agency	34,130	506	(56)	34,580	29,413	104	(524)	28,993
Non-agency	1,626	308	(3)	1,931	1,924	300	(13)	2,211
Commercial mortgage-backed
Agency	2,909	54	(24)	2,939	2,630	13	(66)	2,577
Non-agency	3,209	41	(4)	3,246	2,689	5	(37)	2,657
Asset-backed	5,256	89	(6)	5,339	4,933	59	(20)	4,972
Other	2,892	126	(1)	3,017	3,821	96	(38)	3,879
Total securities available for sale	$67,619	$1,544	$(106)	$69,057	$63,514	$710	$(835)	$63,389
Securities Held to Maturity
U.S. Treasury and government agencies	$772	$75		$847	$758	$28	$(23)	$763
Residential mortgage-backed
Agency	15,527	257	$(34)	15,750	15,740	32	(358)	15,414
Non-agency	140	7		147	152	2		154
Commercial mortgage-backed
Agency	89	3		92	143	1	(1)	143
Non-agency	449	6		455	488	1	(1)	488
Asset-backed	54	1		55	182	1		183
Other	1,795	85	(16)	1,864	1,849	53	(28)	1,874
Total securities held to maturity	$18,826	$434	$(50)	$19,210	$19,312	$118	$(411)	$19,019

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Net unrealized gains and losses in the securities available for sale portfolio are included in Shareholders’ equity as accumulated other comprehensive income (AOCI), unless credit-related. Securities held to maturity are carried at amortized cost. Investment securities at September 30, 2019 included $280 million of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows.

At September 30, 2019, AOCI included pretax gains of $28 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The gains will be accreted into interest income as an adjustment of yield on the securities.

Table 45 presents gross unrealized losses and fair value of debt securities at September 30, 2019 and December 31, 2018. The securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. The table includes debt securities where a portion of other than temporary impairment (OTTI) has been recognized in AOCI.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 45: Gross Unrealized Loss and Fair Value of Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(11)	$2,300	$(1)	$248	$(12)	$2,548
Residential mortgage-backed
Agency	(5)	1,329	(51)	5,471	(56)	6,800
Non-agency			(3)	242	(3)	242
Commercial mortgage-backed
Agency			(24)	1,121	(24)	1,121
Non-agency	(1)	413	(3)	217	(4)	630
Asset-backed	(2)	464	(4)	794	(6)	1,258
Other			(1)	503	(1)	503
Total securities available for sale	$(19)	$4,506	$(87)	$8,596	$(106)	$13,102
Securities Held to Maturity
Residential mortgage-backed - Agency			$(34)	$3,709	$(34)	$3,709
Other	$(1)	$27	(15)	119	(16)	146
Total securities held to maturity	$(1)	$27	$(49)	$3,828	$(50)	$3,855
December 31, 2018
Securities Available for Sale
U.S. Treasury and government agencies	$(21)	$4,125	$(116)	$5,423	$(137)	$9,548
Residential mortgage-backed
Agency	(57)	4,823	(467)	13,830	(524)	18,653
Non-agency	(1)	74	(12)	310	(13)	384
Commercial mortgage-backed
Agency	(1)	65	(65)	1,516	(66)	1,581
Non-agency	(23)	1,809	(14)	498	(37)	2,307
Asset-backed	(11)	2,149	(9)	1,032	(20)	3,181
Other	(12)	868	(26)	1,293	(38)	2,161
Total securities available for sale	$(126)	$13,913	$(709)	$23,902	$(835)	$37,815
Securities Held to Maturity
U.S. Treasury and government agencies			$(23)	$446	$(23)	$446
Residential mortgage-backed - Agency	$(58)	$4,191	(300)	7,921	(358)	12,112
Commercial mortgage-backed
Agency	(1)	88			(1)	88
Non-agency	(1)	152			(1)	152
Other	(2)	75	(26)	123	(28)	198
Total securities held to maturity	$(62)	$4,506	$(349)	$8,490	$(411)	$12,996

Evaluating Investment Securities for OTTI

For the securities in Table 45, as of September 30, 2019 we do not intend to sell and believe we will not be required to sell the securities prior to recovery of the amortized cost basis.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI, as discussed in Note 1 Accounting Policies of our 2018 Form 10-K. For those securities on our Consolidated Balance Sheet at September 30, 2019, where during our quarterly security-level impairment assessments we determined losses represented OTTI, we have recorded cumulative credit losses of $1.1 billion in earnings and accordingly have reduced the amortized cost of our securities.

The majority of these cumulative impairment charges related to non-agency residential mortgage-backed and asset-backed securities rated BB or lower. During the first nine months of 2019 and 2018, the OTTI credit losses recognized in noninterest income and the OTTI noncredit losses recognized in AOCI on securities were not significant.

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 46: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2019	$57	$(21)	$36	$8
2018	$43	$(48)	$(5)	$(1)

The PNC Financial Services Group, Inc. – Form 10-Q    57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2019.
Table 47: Contractual Maturity of Securities

September 30, 2019 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,456	$11,133	$3,111	$897	$17,597
Residential mortgage-backed
Agency		61	1,149	32,920	34,130
Non-agency				1,626	1,626
Commercial mortgage-backed
Agency	17	610	292	1,990	2,909
Non-agency			331	2,878	3,209
Asset-backed	34	2,350	1,652	1,220	5,256
Other	286	1,421	436	749	2,892
Total securities available for sale at amortized cost	$2,793	$15,575	$6,971	$42,280	$67,619
Fair value	$2,811	$15,754	$7,163	$43,329	$69,057
Weighted-average yield, GAAP basis	2.64%	2.27%	2.84%	3.30%	2.98%
Securities Held to Maturity
U.S. Treasury and government agencies		$198	$297	$277	$772
Residential mortgage-backed
Agency		59	500	14,968	15,527
Non-agency				140	140
Commercial mortgage-backed
Agency		40		49	89
Non-agency				449	449
Asset-backed		6	20	28	54
Other	$37	732	664	362	1,795
Total securities held to maturity at amortized cost	$37	$1,035	$1,481	$16,273	$18,826
Fair value	$37	$1,070	$1,573	$16,530	$19,210
Weighted-average yield, GAAP basis	3.92%	3.56%	3.56%	3.33%	3.36%

Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. At September 30, 2019, there were no securities of a single issuer, other than the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corp (FHLMC), that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $40.4 billion and $6.4 billion and fair value of $41.0 billion and $6.5 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 48: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2019	December 31 2018
Pledged to others	$12,666	$7,597
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$3,980	$6,905
Permitted amount repledged to others	$702	$923

(a)
Includes $3.3 billion and $6.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged at September 30, 2019 and December 31, 2018, respectively.

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
Table 49: Fair Value Measurements – Recurring Basis Summary

	September 30, 2019				December 31, 2018
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$781	$4	$785		$493	$2	$495
Commercial mortgage loans held for sale		678	72	750		309	87	396
Securities available for sale
U.S. Treasury and government agencies	$17,725	280		18,005	$17,753	347		18,100
Residential mortgage-backed
Agency		34,580		34,580		28,993		28,993
Non-agency		78	1,853	1,931		83	2,128	2,211
Commercial mortgage-backed
Agency		2,939		2,939		2,577		2,577
Non-agency		3,246		3,246		2,657		2,657
Asset-backed		5,087	252	5,339		4,698	274	4,972
Other		2,940	77	3,017		3,795	84	3,879
Total securities available for sale	17,725	49,150	2,182	69,057	17,753	43,150	2,486	63,389
Loans		425	329	754		510	272	782
Equity investments (a)	590		1,390	2,177	751		1,255	2,209
Residential mortgage servicing rights			888	888			1,257	1,257
Commercial mortgage servicing rights			595	595			726	726
Trading securities (b)	854	2,243		3,097	2,137	1,777	2	3,916
Financial derivatives (b) (c)	2	4,546	90	4,638	3	2,053	25	2,081
Other assets	323	129		452	291	157	45	493
Total assets	$19,494	$57,952	$5,550	$83,193	$20,935	$48,449	$6,157	$75,744
Liabilities
Other borrowed funds	$723	$91	$6	$820	$868	$132	$7	$1,007
Financial derivatives (c) (d)	3	2,123	206	2,332	1	2,021	268	2,290
Other liabilities			105	105			58	58
Total liabilities	$726	$2,214	$317	$3,257	$869	$2,153	$333	$3,355

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at September 30, 2019 and December 31, 2018 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 9 Financial Derivatives for additional information related to derivative offsetting.

(d)	Included in Other liabilities on the Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    59

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2019 and 2018 follow:
Table 50: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2019

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2019 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2019	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2019
Assets
Residential mortgage loans held for sale	$2				$3			$(1)	$8	$(8)	$4
Commercial mortgage loans held for sale	73							(1)			72
Securities available for sale
Residential mortgage- backed non-agency	1,976	$23		$(3)				(143)			1,853
Asset-backed	261	2			1			(12)			252
Other	80	1		(3)	5			(6)			77
Total securities available for sale	2,317	26		(6)	6			(161)			2,182
Loans	259	5			93	$(7)	$1	(14)	2	(10)	329	$4
Equity investments	1,323	48			65	(46)					1,390	50
Residential mortgage servicing rights	997	(100)			22		9	(40)			888	(97)
Commercial mortgage servicing rights	630	(38)			25		13	(35)			595	(38)
Trading securities
Financial derivatives	86	17			6			(19)			90	16
Other assets
Total assets	$5,687	$(42)		$(6)	$220	$(53)	$23	$(271)	$10	$(18)	$5,550	$(65)
Liabilities
Other borrowed funds	$5						$13	$(12)			$6
Financial derivatives	221	$8				$4		(27)			206	$13
Other liabilities	78	14			$16		13	(16)			105	8
Total liabilities	$304	$22			$16	$4	$26	$(55)			$317	$21
Net gains (losses)		$(64)	(c)									$(86)	(d)

60    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value June 30, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2018
Assets
Residential mortgage loans held for sale	$4				$2	$(1)			$5	$(7)	$3
Commercial mortgage loans held for sale	91	$1						$(3)			89
Securities available for sale
Residential mortgage- backed non-agency	2,405	18		$(1)				(154)			2,268
Asset-backed	308	2		(3)				(14)			293
Other	91			1	2					(5)	89
Total securities available for sale	2,804	20		(3)	2			(168)		(5)	2,650
Loans	282	4			25	(18)		(1)	8	(19)	281
Equity investments	1,167	81			52	(258)					1,042	$18
Residential mortgage servicing rights	1,297	41			66		$12	(46)			1,370	41
Commercial mortgage servicing rights	748	23			16		16	(37)			766	23
Trading securities	2										2
Financial derivatives	16	9						(17)			8	11
Other assets	63	(3)						(2)			58	(3)
Total assets	$6,474	$176		$(3)	$163	$(277)	$28	$(274)	$13	$(31)	$6,269	$90
Liabilities
Other borrowed funds	$7						$18	$(16)			$9
Financial derivatives	384	$26				$5		(73)			342	$32
Other liabilities	47	4					58	(54)			55
Total liabilities	$438	$30				$5	$76	$(143)			$406	$32
Net gains (losses)		$146	(c)									$58	(d)

(continued on following page)
The PNC Financial Services Group, Inc. – Form 10-Q    61

(continued from previous page)

Nine Months Ended September 30, 2019

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2019 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2019
Assets
Residential mortgage loans held for sale	$2				$5	$(1)		$(1)	$12	$(13)	$4
Commercial mortgage loans held for sale	87	$2						(17)			72	$2
Securities available for sale
Residential mortgage- backed non-agency	2,128	59		$18				(352)			1,853
Asset-backed	274	4		6	1			(33)			252
Other	84	1		(4)	8	(3)		(9)			77
Total securities available for sale	2,486	64		20	9	(3)		(394)			2,182
Loans	272	10			126	(18)		(39)	5	(27)	329	6
Equity investments	1,255	104			260	(229)					1,390	53
Residential mortgage servicing rights	1,257	(362)			87		$23	(117)			888	(353)
Commercial mortgage servicing rights	726	(126)			76		29	(110)			595	(126)
Trading securities	2							(2)
Financial derivatives	25	104			6			(45)			90	100
Other assets	45							(45)
Total assets	$6,157	$(204)		$20	$569	$(251)	$52	$(770)	$17	$(40)	$5,550	$(318)
Liabilities
Other borrowed funds	$7						$39	$(40)			$6
Financial derivatives	268	$58				$5		(125)			206	$65
Other liabilities	58	34			$16	2	66	(71)			105	20
Total liabilities	$333	$92			$16	$7	$105	$(236)			$317	$85
Net gains (losses)		$(296)	(c)									$(403)	(d)

62    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2018

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2018 (a) (b)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2017	Included in Earnings	Included in Other comprehensive income		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2018
Assets
Residential mortgage loans held for sale	$3				$4	$(2)			$10	$(12)	$3
Commercial mortgage loans held for sale	107							$(18)			89
Securities available for sale
Residential mortgage- backed non-agency	2,661	$38		$7				(438)			2,268
Asset-backed	332	2		1				(42)			293
Other	87	5		8	6			(12)		(5)	89
Total securities available for sale	3,080	45		16	6			(492)		(5)	2,650
Loans	298	9			80	(27)		(44)	8	(43)	281	$1
Equity investments	1,036	169			213	(376)					1,042	77
Residential mortgage servicing rights	1,164	188			113		$35	(130)			1,370	180
Commercial mortgage servicing rights	668	104			60		39	(105)			766	104
Trading securities	2										2
Financial derivatives	10	33			2			(37)			8	37
Other assets	107	(5)						(44)			58	(5)
Total assets	$6,475	$543		$16	$478	$(405)	$74	$(870)	$18	$(60)	$6,269	$394
Liabilities
Other borrowed funds	$11						$50	$(52)			$9
Financial derivatives	487	$3				$10		(158)			342	$5
Other liabilities	33	9			$12		92	(91)			55	8
Total liabilities	$531	$12			$12	$10	$142	$(301)			$406	$13
Net gains (losses)		$531	(c)									$381	(d)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q    63

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 51: Fair Value Measurements – Recurring Quantitative Information

September 30, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$72	Discounted cash flow	Spread over the benchmark curve (a)	530bps - 2,535bps (1,603bps)
Residential mortgage-backed non-agency securities	1,853	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (10.2%)
			Constant default rate	0.0% - 13.4% (4.6%)
			Loss severity	25.0% - 95.7% (52.3%)
			Spread over the benchmark curve (a)	194bps weighted-average
Asset-backed securities	252	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 21.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.6%)
			Loss severity	20.0% - 100.0% (59.7%)
			Spread over the benchmark curve (a)	214bps weighted-average
Loans	209	Consensus pricing (b)	Cumulative default rate	3.6% - 100.0% (75.9%)
			Loss severity	0.0% - 100.0% (15.1%)
			Discount rate	5.0% - 8.0% (5.2%)
	74	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.9% weighted-average
	46	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (63.0%)
Equity investments	1,390	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.7x)
Residential mortgage servicing rights	888	Discounted cash flow	Constant prepayment rate	0.0% - 56.9% (17.4%)
			Spread over the benchmark curve (a)	173bps - 1,445bps (773bps)
Commercial mortgage servicing rights	595	Discounted cash flow	Constant prepayment rate	3.5% - 21.8% (4.6%)
			Discount rate	5.2% - 8.1% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(186)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	40
Total Level 3 assets, net of liabilities (d)	$5,233

64    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2018

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)
Commercial mortgage loans held for sale	$87	Discounted cash flow	Spread over the benchmark curve (a)	535bps - 1,900bps (1,217bps)
Residential mortgage-backed non-agency securities	2,128	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 33.0% (11.8%)
			Constant default rate	0.0% - 18.8% (5.1%)
			Loss severity	10.0% - 100.0% (50.8%)
			Spread over the benchmark curve (a)	216bps weighted-average
Asset-backed securities	274	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 19.0% (8.5%)
			Constant default rate	1.0% - 18.5% (4.0%)
			Loss severity	15.0% - 100.0% (63.8%)
			Spread over the benchmark curve (a)	198bps weighted-average
Loans	129	Consensus pricing (b)	Cumulative default rate	11.0% - 100.0% (81.8%)
			Loss severity	0.0% - 100.0% (17.2%)
			Discount rate	5.5% - 8.3% (5.8%)
	90	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	5.8% weighted-average
	53	Consensus pricing (b)	Credit and Liquidity discount	0.0% - 99.0% (61.3%)
Equity investments	1,255	Multiple of adjusted earnings	Multiple of earnings	4.5x - 16.0x (8.4x)
Residential mortgage servicing rights	1,257	Discounted cash flow	Constant prepayment rate	0.0% - 54.5% (8.7%)
			Spread over the benchmark curve (a)	492bps - 1,455bps (806bps)
Commercial mortgage servicing rights	726	Discounted cash flow	Constant prepayment rate	4.6% - 14.7% (5.7%)
			Discount rate	6.9% - 8.5% (8.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(210)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	163.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q4 2020
Insignificant Level 3 assets, net of liabilities (c)	35
Total Level 3 assets, net of liabilities (d)	$5,824

(a)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(b)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(c)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(d)	Consisted of total Level 3 assets of $5.5 billion and total Level 3 liabilities of $.3 billion as of September 30, 2019 and $6.1 billion and $.3 billion as of December 31, 2018, respectively.

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
Table 52: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2019	December 31 2018	September 30 2019	September 30 2018	September 30 2019	September 30 2018
Assets
Nonaccrual loans	$166	$128	$(22)	$(11)	$(55)	$(14)
OREO and foreclosed assets	46	59	(2)	(2)	(6)	(2)
Long-lived assets	3	11	(1)	(1)	—	(1)
Total assets	$215	$198	$(25)	$(14)	$(61)	$(17)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

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

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 53: Fair Value Option – Fair Value and Principal Balances

	September 30, 2019			December 31, 2018
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$780	$759	$21	$489	$472	$17
Accruing loans 90 days or more past due	1	1		2	2
Nonaccrual loans	4	4		4	4
Total	$785	$764	$21	$495	$478	$17
Commercial mortgage loans held for sale (a)
Performing loans	$749	$751	$(2)	$396	$411	$(15)
Nonaccrual loans	1	2	(1)
Total	$750	$753	$(3)	$396	$411	$(15)
Residential mortgage loans
Performing loans	$318	$333	$(15)	$279	$298	$(19)
Accruing loans 90 days or more past due	270	281	(11)	321	329	(8)
Nonaccrual loans	166	266	(100)	182	292	(110)
Total	$754	$880	$(126)	$782	$919	$(137)
Other assets	$128	$121	$7	$156	$176	$(20)
Liabilities
Other borrowed funds	$54	$55	$(1)	$64	$65	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2019 or December 31, 2018.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 54: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2019	2018	2019	2018
Assets
Residential mortgage loans held for sale	$29	$13	$63	$25
Commercial mortgage loans held for sale	$25	$16	$48	$41
Residential mortgage loans	$7	$7	$16	$17
Other assets	$3	$(1)	$24	$(11)

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2019 and December 31, 2018. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 55, see Note 6 Fair Value in our 2018 Form 10-K.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2019
Assets
Cash and due from banks	$5,671	$5,671	$5,671
Interest-earning deposits with banks	19,036	19,036		$19,036
Securities held to maturity	18,826	19,210	847	18,201	$162
Net loans (excludes leases)	226,595	229,838			229,838
Other assets	8,143	8,143		8,142	1
Total assets	$278,271	$281,898	$6,518	$45,379	$230,001
Liabilities
Time deposits	$21,935	$21,790		$21,790
Borrowed funds	60,534	60,904		59,141	$1,763
Unfunded loan commitments and letters of credit	304	304			304
Other liabilities	440	440		440
Total liabilities	$83,213	$83,438		$81,371	$2,067
December 31, 2018
Assets
Cash and due from banks	$5,608	$5,608	$5,608
Interest-earning deposits with banks	10,893	10,893		$10,893
Securities held to maturity	19,312	19,019	763	18,112	$144
Net loans (excludes leases)	215,525	216,492			216,492
Other assets	11,065	11,065		11,060	5
Total assets	$262,403	$263,077	$6,371	$40,065	$216,641
Liabilities
Time deposits	$18,507	$18,246		$18,246
Borrowed funds	56,412	56,657		54,872	$1,785
Unfunded loan commitments and letters of credit	285	285			285
Other liabilities	393	393		393
Total liabilities	$75,597	$75,581		$73,511	$2,070

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

NOTE 7 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 7 Goodwill and Mortgage Servicing Rights in our 2018 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others when we recognize it as an intangible asset and the servicing income we receive is more than adequate compensation. MSRs totaled $1.5 billion and $2.0 billion at September 30, 2019 and December 31, 2018, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 56: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2019	2018	2019	2018
January 1	$726	$668	$1,257	$1,164
Additions:
From loans sold with servicing retained	29	39	23	35
Purchases	76	60	87	113
Changes in fair value due to:
Time and payoffs (a)	(110)	(105)	(117)	(130)
Other (b)	(126)	104	(362)	188
September 30	$595	$766	$888	$1,370
Related unpaid principal balance at September 30	$203,808	$174,664	$122,886	$127,099
Servicing advances at September 30	$159	$193	$123	$156

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2019 are shown in Tables 57 and 58. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 57: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2019	December 31 2018
Fair value	$595	$726
Weighted-average life (years)	4.0	4.1
Weighted-average constant prepayment rate	4.60%	5.65%
Decline in fair value from 10% adverse change	$8	$10
Decline in fair value from 20% adverse change	$16	$19
Effective discount rate	7.88%	8.39%
Decline in fair value from 10% adverse change	$15	$19
Decline in fair value from 20% adverse change	$30	$39

Table 58: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2019		December 31 2018
Fair value	$888		$1,257
Weighted-average life (years)	4.3		6.9
Weighted-average constant prepayment rate	17.44%		8.69%
Decline in fair value from 10% adverse change	$46		$41
Decline in fair value from 20% adverse change	$87		$79
Weighted-average option adjusted spread	773	bps	806	bps
Decline in fair value from 10% adverse change	$22		$37
Decline in fair value from 20% adverse change	$43		$73

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.2 billion for both three months ended September 30, 2019 and 2018 and $.4 billion for the nine months ended September 30, 2019 and 2018. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q    69

The components of our net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

Table 59: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Three months ended September 30 In millions	2019	2018	2019	2018	2019	2018
Net periodic cost consists of:
Service cost	$29	$29	$1	$1	$1	$1
Interest cost	46	43	3	2	3	3
Expected return on plan assets	(72)	(76)			(1)	(1)
Amortization of prior service credit	1
Amortization of actuarial losses			1	1
Net periodic cost/(benefit)	$4	$(4)	$5	$4	$3	$3

	Qualified Pension Plan		Nonqualified Pension Plan		Postretirement Benefits
Nine months ended September 30 In millions	2019	2018	2019	2018	2019	2018
Net periodic cost consists of:
Service cost	$86	$87	$2	$2	$3	$3
Interest cost	139	128	8	7	10	9
Expected return on plan assets	(215)	(229)			(4)	(4)
Amortization of prior service credit	3	1
Amortization of actuarial losses	3		3	3
Net periodic cost/(benefit)	$16	$(13)	$13	$12	$9	$8

(a)	The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2018 Form 10-K.

70    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 60: Total Gross Derivatives

	September 30, 2019			December 31, 2018
In millions	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)	Notional / Contract Amount	Asset Fair Value (a)	Liability Fair Value (b)
Derivatives used for hedging under GAAP
Interest rate contracts (c):
Fair value hedges	$31,474			$30,919	$7
Cash flow hedges	23,427	$8	$4	17,337	1
Foreign exchange contracts:
Net investment hedges	1,097	40		1,012		$10
Total derivatives designated for hedging under GAAP	$55,998	$48	$4	$49,268	$8	$10
Derivatives not used for hedging under GAAP
Derivatives used for mortgage banking activities (d):
Interest rate contracts:
Swaps	$50,776	$9	$3	$43,084		$3
Futures (e)	3,697			10,658
Mortgage-backed commitments	12,046	97	85	5,771	$47	39
Other	6,867	54	40	6,509	10	3
Subtotal	73,386	160	128	66,022	57	45
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	243,626	3,553	1,329	218,496	1,352	1,432
Futures (e)	704			914
Mortgage-backed commitments	5,615	6	6	2,246	7	10
Other	22,062	167	43	20,109	77	33
Subtotal	272,007	3,726	1,378	241,765	1,436	1,475
Commodity contracts:
Swaps	4,619	242	239	4,813	244	238
Other	4,080	139	138	1,418	67	67
Subtotal	8,699	381	377	6,231	311	305
Foreign exchange contracts and other	25,491	270	253	23,253	194	192
Subtotal	306,197	4,377	2,008	271,249	1,941	1,972
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,372	53	192	7,908	75	263
Total derivatives not designated for hedging under GAAP	$390,955	$4,590	$2,328	$345,179	$2,073	$2,280
Total gross derivatives	$446,953	$4,638	$2,332	$394,447	$2,081	$2,290
Less: Impact of legally enforceable master netting agreements		890	890		688	688
Less: Cash collateral received/paid		914	770		341	539
Total derivatives		$2,834	$672		$1,052	$1,063

(a)	Included in Other assets on our Consolidated Balance Sheet.

(b)	Included in Other liabilities on our Consolidated Balance Sheet.

(c)	Represents primarily swaps.

(d)	Includes both residential and commercial mortgage banking activities.

(e)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

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
The PNC Financial Services Group, Inc. – Form 10-Q    71

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

In the 12 months that follow September 30, 2019, we expect to reclassify net derivative gains of $165 million pretax, or $130 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2019. As of September 30, 2019, the maximum length of time over which forecasted transactions are hedged is ten years.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 61: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2019
Total amounts on the Consolidated Income Statement	$2,678	$617	$468	$342
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$76	$(271)
Derivatives		$(73)	$235
Amounts related to interest settlements on derivatives		$4	$16
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$2	$3
For the three months ended September 30, 2018
Total amounts on the Consolidated Income Statement	$2,452	$584	$421	$301
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(31)	$107
Derivatives		$30	$(137)
Amounts related to interest settlements on derivatives		$2	$24
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$6	$2		$1
For the nine months ended September 30, 2019
Total amounts on the Consolidated Income Statement	$7,952	$1,866	$1,433	$1,017
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$250	$(1,068)
Derivatives		$(241)	$948
Amounts related to interest settlements on derivatives		$14	$36
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(18)	$5		$18
For the nine months ended September 30, 2018
Total amounts on the Consolidated Income Statement	$7,025	$1,653	$1,173	$880
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(145)	$577
Derivatives		$149	$(632)
Amounts related to interest settlements on derivatives			$57
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$43	$9		$8

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 62: Hedged Items - Fair Value Hedges

	September 30, 2019		December 31, 2018
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$6,787	$132	$6,216	$(103)
Borrowed funds	$26,873	$807	$27,121	$(260)

(a)
Includes $(.3) billion and $(.5) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for September 30, 2019 and December 31, 2018, respectively.

(b)	Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q    73

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Gains on net investment hedge derivatives recognized in OCI were $36 million and $50 million for the three and nine months ended September 30, 2019, respectively, compared with $17 million and $47 million for the three and nine months ended September 30, 2018, respectively.

Derivatives Not Designated As Hedging Instruments under GAAP

We also enter into derivatives that are not designated as accounting hedges under GAAP. For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2018 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 63: Gains (Losses) on Derivatives Not Designated for Hedging under GAAP

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$184	$(34)	$530	$(166)
Derivatives used for customer-related activities:
Interest rate contracts	45	15	84	96
Foreign exchange contracts and other (b)	11	22	64	79
Gains (losses) from customer-related activities (c)	56	37	148	175
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	103	(19)	39	111
Total gains (losses) from derivatives not designated as hedging instruments	$343	$(16)	$717	$120

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

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

Table 64 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2019 and December 31, 2018. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

74    The PNC Financial Services Group, Inc. – Form 10-Q

Table 64: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$24			$24			$24
Over-the-counter	3,870	$399	$848	2,623		$297	2,326
Commodity contracts	381	244	58	79			79
Foreign exchange and other contracts	363	247	8	108		1	107
Total derivative assets	$4,638	$890	$914	$2,834	(a)	$298	$2,536
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$26			$26			$26
Over-the-counter	1,484	$648	$722	114			114
Commodity contracts	377	163	2	212			212
Foreign exchange and other contracts	445	79	46	320			320
Total derivative liabilities	$2,332	$890	$770	$672	(b)		$672
December 31, 2018
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$29			$29			$29
Over-the-counter	1,472	$450	$117	905		$25	880
Commodity contracts	311	76	210	25			25
Foreign exchange and other contracts	269	162	14	93			93
Total derivative assets	$2,081	$688	$341	$1,052	(a)	$25	$1,027
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$24			$24			$24
Over-the-counter	1,496	$557	$489	450		$11	439
Commodity contracts	305	56	17	232			232
Foreign exchange and other contracts	465	75	33	357			357
Total derivative liabilities	$2,290	$688	$539	$1,063	(b)	$11	$1,052

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At September 30, 2019, we held cash, U.S. government securities and mortgage-backed securities totaling $1.4 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

The PNC Financial Services Group, Inc. – Form 10-Q    75

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2019 was $2.0 billion for which we had posted collateral of $1.4 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2019 would be $.6 billion.

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2019	2018	2019	2018
Basic
Net income	$1,392	$1,400	$4,037	$3,995
Less:
Net income attributable to noncontrolling interests	13	11	35	31
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	1,315	1,325	3,818	3,780
Less: Dividends and undistributed earnings allocated to participating securities	6	6	15	16
Net income attributable to basic common shareholders	$1,309	$1,319	$3,803	$3,764
Basic weighted-average common shares outstanding	444	465	450	469
Basic earnings per common share (a)	$2.95	$2.84	$8.45	$8.03
Diluted
Net income attributable to basic common shareholders	$1,309	$1,319	$3,803	$3,764
Less: Impact of BlackRock earnings per share dilution	2	2	7	7
Net income attributable to diluted common shareholders	$1,307	$1,317	$3,796	$3,757
Basic weighted-average common shares outstanding	444	465	450	469
Dilutive potential common shares	1	2	1	3
Diluted weighted-average common shares outstanding	445	467	451	472
Diluted earnings per common share (a)	$2.94	$2.82	$8.42	$7.96

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2019 and 2018 follows.
Table 66: Rollforward of Total Equity

		Shareholders’ Equity
in millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2018 (a)	465	$2,710	$3,987	$12,263	$37,201	$(940)	$(8,317)	$71	$46,975
Net income					1,389			11	1,400
Other comprehensive income (loss), net of tax						(320)			(320)
Cash dividends declared - Common					(446)				(446)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity				1					1
Treasury stock activity	(3)			(5)			(454)		(459)
Other			(6)	58				(38)	14
Balance at September 30, 2018 (a)	462	$2,710	$3,982	$12,317	$38,080	$(1,260)	$(8,771)	$44	$47,102
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381
Net income					1,379			13	1,392
Other comprehensive income, net of tax						206			206
Cash dividends declared - Common					(518)				(518)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(8)			(5)			(972)		(977)
Other				53				(19)	34
Balance at September 30, 2019 (a)	439	$2,711	$3,992	$12,305	$41,413	$837	$(11,838)	$35	$49,455
Nine months ended
Balance at December 31, 2017 (a)	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (b)					(22)	6			(16)
Balance at January 1, 2018 (a)	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					3,964			31	3,995
Other comprehensive income (loss), net of tax						(1,118)			(1,118)
Cash dividends declared - Common					(1,159)				(1,159)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity				10					10
Treasury stock activity	(11)			(31)			(1,867)		(1,898)
Other			(6)	(51)				(59)	(116)
Balance at September 30, 2018 (a)	462	$2,710	$3,982	$12,317	$38,080	$(1,260)	$(8,771)	$44	$47,102
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (c)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					4,002			35	4,037
Other comprehensive income, net of tax						1,562			1,562
Cash dividends declared - Common					(1,386)				(1,386)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity				10					10
Treasury stock activity	(18)			4			(2,384)		(2,380)
Other			3					(42)	(39)
Balance at September 30, 2019 (a)	439	$2,711	$3,992	$12,305	$41,413	$837	$(11,838)	$35	$49,455

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)
Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2018 Form 10-K for additional detail on the adoption of these ASUs.

(c)
Represents the impact of the adoption of ASU 2016-02 related primarily to deferred gains on previous sale-leaseback transactions. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the first quarter Form 10-Q for additional detail.

The PNC Financial Services Group, Inc. – Form 10-Q    77

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:
Table 67: Other Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities	$203	$(323)	$1,556	$(1,129)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	3	9	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	4	(2)	18	(13)
Net increase (decrease), pre-tax	196	(324)	1,529	(1,125)
Effect of income taxes	(45)	73	(351)	259
Net increase (decrease), after-tax	151	(251)	1,178	(866)
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities	18	(1)	27	16
Net increase (decrease), pre-tax	18	(1)	27	16
Effect of income taxes	(4)	1	(6)	(4)
Net increase (decrease), after-tax	14	—	21	12
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	84	(62)	438	(317)
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	2	6	(18)	43
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	3	2	5	9
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		1	18	8
Net increase (decrease), pre-tax	79	(71)	433	(377)
Effect of income taxes	(18)	17	(99)	87
Net increase (decrease), after-tax	61	(54)	334	(290)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity			54	66
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	1	6	3
Amortization of prior service cost (credit) reclassified to other noninterest expense	1		3	1
Net increase (decrease), pre-tax	2	1	63	70
Effect of income taxes			(14)	(16)
Net increase (decrease), after-tax	2	1	49	54
Other
PNC’s portion of BlackRock’s OCI	(23)	(22)	(29)	(37)
Net investment hedge derivatives	36	17	50	47
Foreign currency translation adjustments and other	(32)	(12)	(36)	(35)
Net increase (decrease), pre-tax	(19)	(17)	(15)	(25)
Effect of income taxes	(3)	1	(5)	(3)
Net increase (decrease), after-tax	(22)	(16)	(20)	(28)
Total other comprehensive income (loss), pre-tax	276	(412)	2,037	(1,441)
Total other comprehensive income (loss), tax effect	(70)	92	(475)	323
Total other comprehensive income (loss), after-tax	$206	$(320)	$1,562	$(1,118)

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 68: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at June 30, 2018	$(494)	$227	$(52)	$(489)	$(132)	$(940)
Net activity	(251)		(54)	1	(16)	(320)
Balance at September 30, 2018	$(745)	$227	$(106)	$(488)	$(148)	$(1,260)
Balance at June 30, 2019	$743	$211	$320	$(483)	$(160)	$631
Net activity	151	14	61	2	(22)	206
Balance at September 30, 2019	$894	$225	$381	$(481)	$(182)	$837
Balance at December 31, 2017	$62	$215	$151	$(446)	$(130)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59		33	(96)	10	6
Balance at January 1, 2018	121	215	184	(542)	(120)	(142)
Net activity	(866)	12	(290)	54	(28)	(1,118)
Balance at September 30, 2018	$(745)	$227	$(106)	$(488)	$(148)	$(1,260)
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(162)	$(725)
Net activity	1,178	21	334	49	(20)	1,562
Balance at September 30, 2019	$894	$225	$381	$(481)	$(182)	$837

(a)
Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2018 Form 10-K for additional detail on this adoption.

The following table provides the dividends per share for PNC's common and preferred stock.

Table 69: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Common Stock	$1.15	$.95	$3.05	$2.45
Preferred Stock
Series B	$.45	$.45	$1.35	$1.35
Series O	$3,375	$3,375	$6,750	$6,750
Series P	$1,531	$1,531	$4,594	$4,594
Series Q	$1,343	$1,343	$4,031	$4,031
Series R			$2,425	$2,425
Series S			$2,500	$2,500
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock

On October 3, 2019, we declared a quarterly common stock cash dividend of $1.15 per share payable on November 5, 2019.
NOTE 12 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2018 Form 10-K and in Note 12 Legal Proceedings in Part I, Item 1 of our first and second quarter 2019 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2019, we estimate that it is reasonably possible that we could incur losses in excess of related accrual liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other

In addition to the proceedings or other matters described in Prior Disclosure, PNC and persons to whom we may have indemnification obligations, in the normal course of business, are subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us or others to whom we may have indemnification obligations, whether in the proceedings or other matters described above or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of the loss resulting from the claim and the amount of income otherwise reported for the reporting period.

NOTE 13 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2019 and December 31, 2018, respectively.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 70: Commitments to Extend Credit and Other Commitments

In millions	September 30 2019	December 31 2018
Commitments to extend credit
Total commercial lending	$129,787	$120,165
Home equity lines of credit	16,881	16,944
Credit card	29,886	27,100
Other	6,527	5,069
Total commitments to extend credit	183,081	169,278
Net outstanding standby letters of credit (a)	9,763	8,655
Reinsurance agreements (b)	1,431	1,549
Standby bond purchase agreements (c)	1,302	1,000
Other commitments (d)	2,291	1,130
Total commitments to extend credit and other commitments	$197,868	$181,612

(a)	Net outstanding standby letters of credit include $4.1 billion and $3.7 billion at September 30, 2019 and December 31, 2018, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of September 30, 2019, the aggregate maximum exposure amount comprised $1.3 billion for accidental death and dismemberment contracts, and $.1 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2018 were $1.3 billion and $.2 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion related to investments in qualified affordable housing projects at both September 30, 2019 and December 31, 2018.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2019, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2019 had terms ranging from less than one year to six years.

As of September 30, 2019, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at September 30, 2019 and is included in Other liabilities on our Consolidated Balance Sheet.
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

The PNC Financial Services Group, Inc. – Form 10-Q    81

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

82    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 71: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2019
Income Statement
Net interest income	$1,393	$911	$70		$130	$2,504
Noninterest income	744	654	216	$251	124	1,989
Total revenue	2,137	1,565	286	251	254	4,493
Provision for credit losses (benefit)	147	48	(1)		(11)	183
Depreciation and amortization	60	51	11		125	247
Other noninterest expense	1,476	652	217		31	2,376
Income before income taxes and noncontrolling interests	454	814	59	251	109	1,687
Income taxes (benefit)	107	169	13	40	(34)	295
Net income	$347	$645	$46	$211	$143	$1,392
Average Assets (b)	$93,222	$168,193	$7,331	$8,321	$129,642	$406,709
2018
Income Statement
Net interest income	$1,305	$903	$71		$187	$2,466
Noninterest income	622	592	228	$265	184	1,891
Total revenue	1,927	1,495	299	265	371	4,357
Provision for credit losses (benefit)	113	(13)	2		(14)	88
Depreciation and amortization	52	47	13		112	224
Other noninterest expense	1,462	651	212		59	2,384
Income before income taxes and noncontrolling interests	300	810	72	265	214	1,661
Income taxes (benefit)	73	168	17	49	(46)	261
Net income	$227	$642	$55	$216	$260	$1,400
Average Assets (b)	$89,963	$153,897	$7,397	$7,964	$118,656	$377,877

Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2019
Income Statement
Net interest income	$4,118	$2,685	$208		$466	$7,477
Noninterest income	1,996	1,891	719	$708	427	5,741
Total revenue	6,114	4,576	927	708	893	13,218
Provision for credit losses (benefit)	356	219	(2)		(21)	552
Depreciation and amortization	170	151	51		366	738
Other noninterest expense	4,361	1,936	656		121	7,074
Income before income taxes and noncontrolling interests	1,227	2,270	222	708	427	4,854
Income taxes (benefit)	291	471	51	111	(107)	817
Net income	$936	$1,799	$171	$597	$534	$4,037
Average Assets (b)	$92,282	$163,126	$7,247	$8,321	$125,623	$396,599
2018
Income Statement
Net interest income	$3,800	$2,641	$217		$582	$7,240
Noninterest income	1,935	1,774	676	$732	435	5,552
Total revenue	5,735	4,415	893	732	1,017	12,792
Provision for credit losses (benefit)	254	43	2		(39)	260
Depreciation and amortization	144	140	38		372	694
Other noninterest expense	4,347	1,879	643		156	7,025
Income before income taxes and noncontrolling interests	990	2,353	210	732	528	4,813
Income taxes (benefit)	239	496	50	124	(91)	818
Net income	$751	$1,857	$160	$608	$619	$3,995
Average Assets (b)	$89,259	$153,149	$7,455	$7,964	$118,772	$376,599

(a)	There were no material intersegment revenues for the three and nine months ended September 30, 2019 and 2018.

(b)	Period-end balances for BlackRock.
The PNC Financial Services Group, Inc. – Form 10-Q    83

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. At September 30, 2019, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $344 million and $310 million during the first nine months of 2019 and 2018, respectively. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC).

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

84    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Table 72: Retail Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Product
Deposit account fees	$166	$162	$468	$451
Debit card fees	139	130	399	374
Brokerage fees	92	86	267	260
Merchant services	55	54	159	156
Net credit card fees (a)	50	45	149	139
Other	65	71	193	214
Total in-scope noninterest income by product	$567	$548	$1,635	$1,594
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$567	$548	$1,635	$1,594
Total out-of-scope noninterest income (b)	177	74	361	341
Total Retail Banking noninterest income	$744	$622	$1,996	$1,935

(a)
Net credit card fees consists of interchange fees of $128 million and $115 million and credit card reward costs of $78 million and $70 million for the three months ended September 30, 2019 and 2018, respectively. Net credit card fees consists of interchange fees of $366 million and $332 million and credit card reward costs of $217 million and $193 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.

The PNC Financial Services Group, Inc. – Form 10-Q    85

Corporate & Institutional Banking

Table 73: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Product
Treasury management fees	$210	$196	$621	$578
Capital markets fees	131	147	407	397
Commercial mortgage banking activities	26	23	75	65
Other	17	16	53	51
Total in-scope noninterest income by product	$384	$382	$1,156	$1,091
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$384	$382	$1,156	$1,091
Total out-of-scope noninterest income (a)	270	210	735	683
Total Corporate & Institutional Banking noninterest income	$654	$592	$1,891	$1,774

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

Asset Management Group

Table 74: Asset Management Group Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Customer Type
Personal	$155	$156	$459	$462
Institutional	58	70	187	206
Total in-scope noninterest income by customer type	$213	$226	$646	$668
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$213	$226	$646	$668
Total out-of-scope noninterest income (a)	3	2	73	8
Total Asset Management Group noninterest income	$216	$228	$719	$676

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

86    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 LEASES
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of one year to sixty-two years, some of which may include options to renew the leases for up to ninety-nine years, and some of which may include options to terminate the leases prior to the end date. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

At adoption of ASU 2016-02 on January 1, 2019, we elected to account for the lease and nonlease components of existing real estate leases and leases of advertising assets, such as signage, as a single lease component. Effective January 1, 2019, lease and nonlease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and nonlease components include common-area maintenance costs. Generally, we have elected to use the Overnight Indexed Swap rate corresponding to the term of the lease at the lease measurement date as our incremental borrowing rate to measure the ROU asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at September 30, 2019.

Operating lease assets and liabilities totaled $2.0 billion and $2.2 billion at September 30, 2019, respectively. Finance lease assets and liabilities at September 30, 2019 were not material.

Future undiscounted cash flows on our operating leases are as follows:

Table 75: Maturity of Operating Lease Liabilities

In millions	September 30, 2019
Remainder of 2019	$85
2020	352
2021	331
2022	297
2023	264
After 2023	1,098
Total operating lease payments	$2,427
Less: Interest	263
Present value of operating lease liabilities	$2,164

At December 31, 2018, operating lease commitments under lessee arrangements were $374 million, $346 million, $308 million, $258 million, $228 million for 2019 through 2023, respectively, and $941 million in the aggregate for all years thereafter.

Operating lease term and discount rates at September 30, 2019 were as follows:

Table 76: Operating Lease Term and Discount Rates

September 30, 2019
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	2.46%

NOTE 17 SUBSEQUENT EVENTS

On October 22, 2019, PNC Bank issued $750 million of subordinated notes with a maturity date of October 22, 2029. Interest is payable semi-annually at a fixed rate of 2.70% per annum, on April 22 and October 22 of each year, beginning on April 22, 2020.

On November 1, 2019, the parent company issued $650 million of senior notes with a maturity date of November 1, 2024. Interest is payable semi-annually at a fixed rate of 2.20% per annum, on May 1 and November 1 of each year, beginning on May 1, 2020.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,714	$657	2.85%	$26,746	$537	2.68%
Non-agency	1,802	109	8.04%	2,265	111	6.54%
Commercial mortgage-backed	5,549	127	3.05%	4,449	92	2.75%
Asset-backed	5,247	131	3.33%	5,260	123	3.12%
U.S. Treasury and government agencies	18,207	341	2.47%	15,603	260	2.20%
Other	3,316	83	3.36%	4,113	109	3.50%
Total securities available for sale	64,835	1,448	2.97%	58,436	1,232	2.80%
Securities held to maturity
Residential mortgage-backed	15,582	340	2.91%	15,578	337	2.88%
Commercial mortgage-backed	571	15	3.59%	807	23	3.73%
Asset-backed	143	4	4.18%	194	5	3.34%
U.S. Treasury and government agencies	765	16	2.84%	747	16	2.83%
Other	1,823	61	4.41%	1,894	61	4.42%
Total securities held to maturity	18,884	436	3.08%	19,220	442	3.07%
Total investment securities	83,719	1,884	3.00%	77,656	1,674	2.87%
Loans
Commercial	123,069	3,919	4.20%	112,907	3,363	3.93%
Commercial real estate	28,477	950	4.40%	28,883	873	3.98%
Equipment lease financing	7,273	215	3.94%	7,512	199	3.54%
Consumer	55,303	2,304	5.57%	55,474	2,075	5.00%
Residential real estate	19,602	625	4.25%	17,609	581	4.40%
Total loans	233,724	8,013	4.54%	222,385	7,091	4.23%
Interest-earning deposits with banks	14,708	256	2.32%	21,921	286	1.74%
Other interest-earning assets	12,780	354	3.70%	7,305	259	4.74%
Total interest-earning assets/interest income	344,931	10,507	4.04%	329,267	9,310	3.75%
Noninterest-earning assets	51,668			47,332
Total assets	$396,599			$376,599
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$55,268	477	1.15%	$56,732	$279.66%
Demand	64,459	265.55%		60,058	117.26%
Savings	61,627	532	1.15%	50,845	284.75%
Time deposits	20,017	244	1.63%	17,081	130	1.02%
Total interest-bearing deposits	201,371	1,518	1.01%	184,716	810.59%
Borrowed funds
Federal Home Loan Bank borrowings	23,368	467	2.63%	21,067	342	2.14%
Bank notes and senior debt	26,571	675	3.35%	28,352	594	2.76%
Subordinated debt	5,530	169	4.09%	5,096	159	4.16%
Other	6,564	122	2.44%	4,966	78	2.04%
Total borrowed funds	62,033	1,433	3.05%	59,481	1,173	2.60%
Total interest-bearing liabilities/interest expense	263,404	2,951	1.48%	244,197	1,983	1.08%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	71,736			76,666
Accrued expenses and other liabilities	12,975			8,971
Equity	48,484			46,765
Total liabilities and equity	$396,599			$376,599
Interest rate spread			2.56%			2.67%
Impact of noninterest-bearing sources			.35			.28
Net interest income/margin		$7,556	2.91%		$7,327	2.95%
(continued on following page)

88    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended September 30
	2019			2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$32,926	$223	2.70%	$28,241	$194	2.76%
Non-agency	1,716	38	8.89%	2,128	38	7.18%
Commercial mortgage-backed	5,728	43	2.97%	4,366	30	2.72%
Asset-backed	5,208	43	3.31%	5,459	46	3.37%
U.S. Treasury and government agencies	17,573	109	2.44%	16,757	96	2.25%
Other	3,053	26	3.41%	3,996	34	3.28%
Total securities available for sale	66,204	482	2.90%	60,947	438	2.86%
Securities held to maturity
Residential mortgage-backed	15,768	110	2.78%	16,292	119	2.92%
Commercial mortgage-backed	544	5	3.68%	715	7	3.71%
Asset-backed	79	1	5.48%	189	2	3.65%
U.S. Treasury and government agencies	769	5	2.86%	752	6	2.85%
Other	1,802	19	4.40%	1,871	19	4.42%
Total securities held to maturity	18,962	140	2.98%	19,819	153	3.10%
Total investment securities	85,166	622	2.91%	80,766	591	2.92%
Loans
Commercial	125,356	1,300	4.06%	113,883	1,183	4.06%
Commercial real estate	28,855	325	4.40%	28,860	302	4.10%
Equipment lease financing	7,272	70	3.82%	7,202	68	3.78%
Consumer	55,702	787	5.61%	55,449	722	5.17%
Residential real estate	20,497	216	4.21%	17,948	199	4.45%
Total loans	237,682	2,698	4.47%	223,342	2,474	4.36%
Interest-earning deposits with banks	15,632	85	2.17%	19,151	95	1.97%
Other interest-earning assets	14,094	123	3.49%	7,114	92	5.19%
Total interest-earning assets/interest income	352,574	3,528	3.95%	330,373	3,252	3.89%
Noninterest-earning assets	54,135			47,504
Total assets	$406,709			$377,877
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$56,271	162	1.14%	$55,507	$112.80%
Demand	65,444	95.58%		60,138	49.32%
Savings	64,054	185	1.14%	52,919	122.92%
Time deposits	21,173	89	1.66%	17,756	53	1.18%
Total interest-bearing deposits	206,942	531	1.02%	186,320	336.71%
Borrowed funds
Federal Home Loan Bank borrowings	25,883	164	2.48%	21,516	133	2.42%
Bank notes and senior debt	27,409	224	3.21%	27,301	204	2.92%
Subordinated debt	5,189	45	3.53%	5,253	54	4.10%
Other	5,452	35	2.43%	5,768	30	2.11%
Total borrowed funds	63,933	468	2.87%	59,838	421	2.76%
Total interest-bearing liabilities/interest expense	270,875	999	1.45%	246,158	757	1.21%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	72,149			76,155
Accrued expenses and other liabilities	14,529			8,853
Equity	49,156			46,711
Total liabilities and equity	$406,709			$377,877
Interest rate spread			2.50%			2.68%
Impact of noninterest-bearing sources			.34			.31
Net interest income/margin		$2,529	2.84%		$2,495	2.99%

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

(b)
Loan fees for the three months ended September 30, 2019 and September 30, 2018 were $49 million and $34 million, respectively. Loan fees for the nine months ended September 30, 2019 and September 30, 2018 were $120 million and $99 million, respectfully.

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

The PNC Financial Services Group, Inc. – Form 10-Q    89

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income (GAAP)	$7,477	$7,240	$2,504	$2,466
Taxable-equivalent adjustments	79	87	25	29
Net interest income (Non-GAAP)	$7,556	$7,327	$2,529	$2,495

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
ITEM 1A. RISK FACTORS
There are no material changes in our risk factors from those previously disclosed in PNC’s 2018 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of our repurchases of PNC common stock during the third quarter of 2019 are included in the following table.

2019 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 - 31	2,364	$140.77	2,358	97,642
August 1 – 31	3,588	$129.28	3,588	94,054
September 1 – 30	1,512	$135.09	1,512	92,542
Total	7,464	$134.10

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

(b)
On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019.  The previous 2015 authorization was terminated as of end of day on June 30, 2019. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC's 2019 capital plan. In the third quarter of 2019, we repurchased 7.5 million shares of common stock on the open market, with an average price of $134.09 per share and an aggregate repurchase price of $1.0 billion.

90    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.45	2019 Form of Performance Share Units Award Agreement

10.46	2019 Form of Restricted Share Units Award Agreement

10.47	2019 Form of Restricted Share Units Award Agreement - Senior Leader Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
We may on occasion use our corporate website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than “About Us – Investor Relations.”

The PNC Financial Services Group, Inc. – Form 10-Q    91

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

92    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 4, 2019 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q    93