Form 10-Q
period 2020-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2020-05-05
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
    Yes  ☐  No  ☒
As of April 16, 2020, there were 424,260,434 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2020 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2020 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2020 Form 10-Q (continued)

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2019 Annual Report on Form 10-K (2019 Form 10-K). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2019 Form 10-K; Item 1A Risk Factors included in this Report and our 2019 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2019 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2019 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2020	2019
Financial Results (a)
Revenue
Net interest income	$2,511	$2,475
Noninterest income	2,006	1,811
Total revenue	4,517	4,286
Provision for credit losses	914	189
Noninterest expense	2,543	2,578
Income before income taxes and noncontrolling interests	$1,060	$1,519
Net income	$915	$1,271
Less:
Net income attributable to noncontrolling interests	7	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	844	1,197
Less:
Dividends and undistributed earnings allocated to participating securities	4	5
Impact of BlackRock earnings per share dilution	1	3
Net income attributable to diluted common shares	$839	$1,189
Diluted earnings per common share	$1.95	$2.61
Cash dividends declared per common share	$1.15	$.95
Effective tax rate (b)	13.7%	16.3%
Performance Ratios
Net interest margin (c)	2.84%	2.98%
Noninterest income to total revenue	44%	42%
Efficiency	56%	60%
Return on:
Average common shareholders’ equity	7.51%	11.13%
Average assets	.89%	1.34%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)	The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.

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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2020	December 31 2019	March 31 2019
Balance Sheet Data (dollars in millions, except per share data)
Assets	$445,493	$410,295	$392,837
Loans	$264,643	$239,843	$232,293
Allowance for credit losses - loans and leases (b)	$3,944	$2,742	$2,692
Interest-earning deposits with banks (c)	$19,986	$23,413	$15,261
Investment securities (d)	$90,546	$86,824	$83,869
Loans held for sale	$1,693	$1,083	$686
Equity investments (e)	$13,205	$13,734	$12,567
Mortgage servicing rights	$1,082	$1,644	$1,812
Goodwill	$9,233	$9,233	$9,218
Other assets (d)	$41,556	$32,202	$34,761
Noninterest-bearing deposits	$81,614	$72,779	$71,606
Interest-bearing deposits	$223,590	$215,761	$199,615
Total deposits	$305,204	$288,540	$271,221
Borrowed funds	$73,399	$60,263	$59,860
Allowance for credit losses - unfunded lending related commitments (b)	$450	$318	$279
Total shareholders’ equity	$49,263	$49,314	$48,536
Common shareholders’ equity	$45,269	$45,321	$44,546
Accumulated other comprehensive income (loss)	$2,518	$799	$(5)
Book value per common share	$106.70	$104.59	$98.47
Period-end common shares outstanding (in millions)	424	433	452
Loans to deposits	87%	83%	86%
Common shareholders’ equity to total assets	10.2%	11.0%	11.3%
Client Assets (in billions)
Discretionary client assets under management	$136	$154	$158
Nondiscretionary client assets under administration	128	143	130
Total client assets under administration	264	297	288
Brokerage account client assets	49	54	51
Total client assets	$313	$351	$339
Basel III Capital Ratios (f) (g)
Common equity Tier 1	9.4%	9.5%	9.8%
Common equity Tier 1 fully implemented (h)	9.2%	N/A	N/A
Tier 1 risk-based	10.5%	10.7%	10.9%
Total capital risk-based (i)	12.6%	12.7%	13.0%
Leverage	9.5%	9.1%	9.6%
Supplementary leverage	7.9%	7.6%	8.0%
Asset Quality
Nonperforming loans to total loans	.62%	.68%	.71%
Nonperforming assets to total loans, OREO and foreclosed assets	.66%	.73%	.77%
Nonperforming assets to total assets	.39%	.43%	.45%
Net charge-offs to average loans (for the three months ended) (annualized)	.35%	.35%	.24%
Allowance for credit losses - loans and leases to total loans (j)	1.49%	1.14%	1.16%
Allowance for credit losses to total loans (k)	1.66%	1.28%	1.28%
Allowance for credit losses - loans and leases to nonperforming loans (j)	240%	168%	163%
Accruing loans past due 90 days or more (in millions)	$534	$585	$590

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amount at March 31, 2020 reflects the impact of adopting Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent Allowance for Loan and Lease Losses (ALLL) under the incurred loss methodology. See Note 1 Accounting Policies of this Report for additional information related to our adoption of this standard.

(c)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $19.6 billion, $23.2 billion and $15.0 billion as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

(d)
Amounts as of March 31, 2020 are net of the related Allowance for Credit Losses (ACL) recorded in accordance with the adoption of the CECL standard, which totaled $2 million and $19 million for Investment securities and Other assets, respectively. See Note 1 Accounting Policies of this Report for additional detail related to our adoption of this standard.

2    The PNC Financial Services Group, Inc. – Form 10-Q

(e)	Amounts include our equity interest in BlackRock, Inc.

(f)
All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach. See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2019 Form 10-K.

(g)	The March 31, 2020 ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision, unless noted differently.

(h)	The March 31, 2020 ratio is calculated to reflect the full impact of CECL and excludes the benefits of phase-ins under the optional transition provision.

(i)
The 2020 and 2019 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million and $60 million, respectively, that are subject to a phase-out period that runs through 2021.

(j)	Prior period ratios are calculated with ALLL as the numerator under the incurred loss methodology prior to the adoption of the CECL standard.

(k)	Calculated as the ACL for loans and leases and the ACL for unfunded lending related commitments divided by total loans.

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

We strive to serve our customers and expand and deepen relationships by offering a broad range of deposit, credit and fee-based products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial well-being. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

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

Our capital priorities are to support customers and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework, and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2019 Form 10-K.

Economic Environment
The coronavirus (COVID-19) outbreak and public health response to contain it have resulted in recessionary economic and financial market conditions as of the end of the first quarter that did not exist at the beginning of the quarter. These conditions have worsened since the end of the first quarter. In response to these evolving conditions, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00% to 0.25% in March 2020. The recession that has started in the U.S. as a result of government-mandated closures and stay at home orders is significantly impacting the U.S. labor market, consumer spending, business investment and profitability. As a result, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act), the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses.

PNC is committed to putting our resources to work to support our customers and the broader financial system. We are working to provide relief and flexibility to our customers through a variety of solutions during these uncertain times, including fee waivers, loan modifications, payment deferrals, and Paycheck Protection Program (PPP) loans under the CARES Act. For commercial lending, we are offering emergency relief for small and medium-sized business loans, including those being provided for commercial mortgage clients pursuant to the federally enacted CARES Act. For example, we are granting short-term loan modifications to our commercial clients, primarily in the form of principal and/or interest deferrals. We are analyzing and making decisions on these modifications based on each individual borrower’s situation. In addition, in April and May, we registered more than 70,500 customer applications with the SBA under the PPP, totaling $14 billion, and we will continue to submit completed applications for as long as the SBA is accepting them from banks such as PNC.

The PNC Financial Services Group, Inc. – Form 10-Q 3

We are also granting short-term loan modifications for our consumer loan customers through extensions, deferrals and forbearance and providing relief from deposit-related fees. Through April 30, 2020, we have completed more than 156,000 consumer requests on loans totaling $9.3 billion; granted more than $2.6 million in emergency personal loans; and waived more than $8.1 million in deposit fees. In addition, we have halted involuntary auto repossessions and mortgage foreclosures and while we will continue to monitor the situation, we plan to continue this practice for the foreseeable future.

Our branch operations have been temporarily modified as we prioritize the safety and well-being of our customers and employees.  A majority of our branch locations remain open, with equipped branches providing drive-up services only as well as other services through appointment only.  Furthermore, non-teller digital, and call center channels have experienced elevated customer activity.

See the Recent Regulatory Developments section of this Report for additional detail on the CARES Act and other governmental responses to the COVID-19 outbreak and its economic and financial impacts. See also Risk Factors in Part II, Item 1A of this Report for a description of the risks associated with the current situation.

Income Statement Highlights
Net income of $915 million, or $1.95 per diluted common share for the first quarter of 2020 decreased $356 million, or 28%, compared to $1.3 billion, or $2.61 per diluted common share, for the first quarter of 2019.

•	Total revenue increased $231 million, or 5%, to $4.5 billion.

•	Net interest income of $2.5 billion increased $36 million, or 1%.

•	Net interest margin decreased to 2.84% compared to 2.98% for the first quarter of 2019.

•	Noninterest income increased $195 million, or 11%, to $2.0 billion.

•
Provision for credit losses of $914 million, which was calculated under the Current Expected Credit Losses (CECL) accounting standard effective January 1, 2020, increased $725 million compared to the first quarter of 2019 reflecting the change in methodology together with the significant economic impact of COVID-19 and loan growth.

•	Noninterest expense decreased $35 million, or 1%, to $2.5 billion.

•	Earnings per diluted common share decreased primarily due to lower net income partially offset by lower average common shares outstanding due to share repurchases.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2020 and December 31, 2019. In comparison to December 31, 2019:

•	Total assets increased $35.2 billion, or 9%, to $445.5 billion.

•	Total loans increased $24.8 billion, or 10%, to $264.6 billion.

•	Total commercial lending grew $24.1 billion, or 15%, to $184.7 billion, reflecting higher utilization of loan commitments near quarter end driven by the economic impact of COVID-19.

•	Total consumer lending increased $.7 billion, or 1%, to $79.9 billion.

•	Investment securities increased $3.7 billion, or 4%, to $90.5 billion.

•	Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $3.4 billion to $20.0 billion.

•	Total deposits increased $16.7 billion, or 6%, to $305.2 billion as higher commercial deposits near quarter end reflected liquidity maintained by customers due to the economic impact of COVID-19.

•	Borrowed funds increased $13.1 billion, or 22%, to $73.4 billion in part related to enhanced liquidity to meet customer needs caused by the economic impact of COVID-19.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Credit quality metrics remained strong in the first quarter of 2020 entering a challenging environment.

•	At March 31, 2020 compared to December 31, 2019:

•	Nonperforming assets of $1.8 billion increased $3 million.

•	Overall loan delinquencies of $1.5 billion decreased $21 million, or 1%.

•	Net charge-offs were $212 million, or .35% of average loans on annualized basis, in the first quarter of 2020 compared to $136 million, or .24%, for the first quarter of 2019.

•
The allowance for credit losses of $4.4 billion to total loans was 1.66% at March 31, 2020, and reflects the January 1, 2020 transition adjustment of $.6 billion for the adoption of the CECL accounting standard.

For additional detail, including the adoption of the CECL accounting standard and the significant economic impact of COVID-19, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Capital Highlights
We maintained a strong capital position and continued to return capital to shareholders.

•	The Basel III common equity Tier 1 (CET1) capital ratio was 9.4% at March 31, 2020 and 9.5% at December 31, 2019.

◦
The March 31, 2020 ratio reflects 2019 Tailoring Rules changes and our election of a five-year transition provision that delays CECL's estimated impact on CET1 capital, as defined by the rule. CECL's estimated impact on CET1 capital is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 through December 31, 2021, then phased-out over the following three years.

•	Common shareholders' equity was $45.3 billion at both March 31, 2020 and December 31, 2019.

•	In the first quarter of 2020, we returned $1.9 billion of capital to shareholders through repurchases of 10.1 million common shares for $1.4 billion and dividends on common shares of $.5 billion.

•
We announced on March 16, 2020 a temporary suspension of our common stock share repurchase program through June 30, 2020 in conjunction with the Federal Reserve's effort to support the U.S. economy during the COVID-19 outbreak.

•	On April 2, 2020, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share effective with the May 5, 2020 dividend payment date.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2020 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of PNC’s comprehensive capital plan for the applicable period in connection with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) process. During the third quarter of 2020, the Federal Reserve’s revised capital plan rule permits PNC to make capital distributions in an amount equal to the average quarterly amount that was approved by the Federal Reserve for the 2019 capital plan year (July 1, 2019 through June 30, 2020). Once the Federal Reserve's new stress capital buffer rules become effective on October 1, 2020, our ability to take certain capital actions, including returning capital to shareholders, will be subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board as part of the annual CCAR process. For additional information, see the Recent Regulatory Developments section in this Report and the Supervision and Regulation section in Item 1 Business of our 2019 Form 10-K.

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

•
Our baseline economic forecast is for a severe but short recession in the first half of 2020. Restrictions on movement because of the COVID-19 pandemic have led to a substantial drop in consumer spending and a steep drop in output as many businesses are closed or operating at significantly reduced levels, and many workers are unable to get to their jobs. PNC expects a significant contraction in U.S. real GDP and steep job losses over the next few months and a large increase in the unemployment rate through mid-2020.

•
In the baseline forecast, economic growth resumes in the third quarter as businesses re-open and consumers start to spend again. Fiscal stimulus and extremely low interest rates support the recovery. Real GDP surpasses its pre-recession peak in the second half of 2021, and growth is well above its long-term trend through 2022.

•	The baseline forecast assumes that the Federal Open Market Committee keeps the federal funds rate in its current range of 0.00% to 0.25% into 2023.

Given the unprecedented circumstances and fluidity of the current environment, our forward-looking statements are subject to potentially substantial shifts in risk conditions, which accordingly, could alter our expected results materially. Past performance trends are not necessarily predictive of future performance in the current economic environment.

For the second quarter of 2020 compared to the first quarter of 2020, we expect:

•	Average loans to be up approximately 10% to 15%;

•	Net interest income to be stable;

•	Noninterest income to be down approximately 15% to 20%;

•	Noninterest expense to be stable to down; and

•	Net charge-offs to be between $250 million and $350 million.

Average commercial loans are expected to grow due to substantial PPP loans and the full quarter impact of ending loan balances at March 31, 2020, which resulted from higher utilization. Average consumer loans are expected to be stable with first quarter of 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 5

Noninterest income is expected to be down, reflecting the elevated residential mortgage servicing rights and security gains we generated in the first quarter in addition to some general softening in fee categories in the second quarter, reflective of the current economic environment. We expect to continue to waive certain consumer services fees during the second quarter, which will also contribute to the decline.
For the full year 2020, we expect total revenue and noninterest expense to each be down between 5% and 10%.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in this Report and our 2019 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income for the first quarter of 2020 was $915 million, or $1.95 per diluted common share, a decrease of $356 million, or 28%, compared to $1.3 billion, or $2.61 per diluted common share, for the first quarter of 2019. The decrease was primarily driven by a $725 million increase in the provision for credit losses, which was calculated under the CECL accounting standard effective January 1, 2020 and reflects the change in methodology together with the significant economic impact of COVID-19 and loan growth, partially offset by an increase in revenue of $231 million, or 5% resulting from higher noninterest income and net interest income.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2020			2019
Three months ended March 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$84,422	2.78%	$588	$82,318	3.05%	$627
Loans	243,572	4.08%	2,496	228,545	4.61%	2,622
Interest-earning deposits with banks	17,569	1.27%	56	15,017	2.43%	91
Other	9,468	3.51%	82	11,068	4.14%	115
Total interest-earning assets/interest income	$355,031	3.62%	3,222	$336,948	4.11%	3,455
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$215,336.70%		375	$195,816.98%		472
Borrowed funds	57,188	2.18%	314	59,783	3.21%	481
Total interest-bearing liabilities/interest expense	$272,524	1.00%	689	$255,599	1.50%	953
Net interest margin/income (Non-GAAP)		2.84%	2,533		2.98%	2,502
Taxable-equivalent adjustments			(22)			(27)
Net interest income (GAAP)			$2,511			$2,475

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

Net interest income increased $36 million, or 1%, for the first quarter of 2020 compared with the first quarter of 2019. The increase was driven by lower rates on borrowings and deposits, higher loan and securities balances and one additional day in the first quarter of 2020 substantially offset by lower asset yields due to the decrease in interest rates. Net interest margin decreased 14 basis points reflecting the impact of lower interest rates.

Average investment securities increased $2.1 billion, or 3%. The increase was due to net purchase activity of agency residential mortgage-backed securities of $5.0 billion and commercial mortgage-backed securities of $.8 billion, partially offset by decreases of

6    The PNC Financial Services Group, Inc. – Form 10-Q

$2.3 billion of U.S. Treasury and government agency securities, $.9 billion of other securities, and $.5 billion of both nonagency residential mortgage-backed and asset-backed securities.

Average investment securities represented 24% of average interest-earning assets for both periods in the comparison.

Average loans grew $15.0 billion, or 7%, driven by an increase in both commercial and consumer lending. Average commercial lending increased by $9.3 billion, or 6%, to $164.0 billion reflecting loan growth and higher utilization of loan commitments at the end of the first quarter of 2020 driven by the economic impact of COVID-19 on customer liquidity needs.

Average consumer lending increased $5.7 billion, or 8%. Growth in residential mortgage, auto, credit card, and unsecured installment loans was partially offset by declines in home equity and education loans due to runoff of brokered home equity and government guaranteed education loans. Average loans represented 69% of average interest-earning assets for the first quarter of 2020 compared to 68% for the first quarter of 2019.

Average interest-earning deposits with banks increased $2.6 billion, reflecting higher average balances held with the Federal Reserve Bank.

Average interest-bearing deposits grew $19.5 billion, or 10%, reflecting overall deposit and customer growth. The increase includes a shift from money market deposits to relationship-based savings products as well as growth in both consumer and commercial deposits. In total, average interest-bearing deposits increased to 79% of average interest-bearing liabilities compared to 77% for the first quarter of 2019.

Average borrowed funds decreased by $2.6 billion, or 4%, primarily due to a decline in Federal Home Loan Bank (FHLB) borrowings of $8.0 billion, partially offset by an increase in bank notes and senior debt of $4.6 billion and an increase in other borrowed funds of $.8 billion driven by federal funds purchased and repurchase agreements.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended March 31
			Change
Dollars in millions	2020	2019	$	%
Noninterest income
Asset management	$382	$437	$(55)	(13)%
Consumer services	377	371	6	2%
Corporate services	526	462	64	14%
Residential mortgage	210	65	145	223%
Service charges on deposits	168	168	—	—
Other	343	308	35	11%
Total noninterest income	$2,006	$1,811	$195	11%

Noninterest income as a percentage of total revenue was 44% for the first quarter of 2020 compared to 42% for the same period in 2019.

Asset management revenue declined due to lower earnings from our equity investment in BlackRock, including the impact of BlackRock's charitable contribution in the first quarter of 2020, and the impact on fees of PNC's divestiture activity in 2019. PNC's discretionary client assets under management decreased to $136 billion at March 31, 2020 compared to $158 billion at March 31, 2019 as a result of declines in the equity markets and our fourth quarter 2019 sale of PNC's proprietary mutual funds.

Growth in consumer service revenue resulted from increases in debit card and brokerage fees, partially offset by increased credit card rewards.

Corporate services revenue increased primarily due to higher treasury management product revenue, a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge, and higher merger and acquisition advisory fees.

Residential mortgage revenue increased due to higher results from residential mortgage servicing rights valuation, net of economic hedge, and higher loan sales revenue, partially offset by lower servicing fees.

The PNC Financial Services Group, Inc. – Form 10-Q 7

The increase in other noninterest income was primarily attributable to higher net securities gains partially offset by negative private equity valuation adjustments related to the economic impact of COVID-19.

Provision For Credit Losses
The provision for credit losses increased $725 million to $914 million in the first quarter of 2020 compared to $189 million in the first quarter of 2019. The provision for the first quarter of 2020 was calculated under the CECL accounting standard effective January 1, 2020 and the increase compared to the first quarter 2019 was due to the change in methodology together with the significant economic impact of COVID-19 and loan growth.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended March 31
			Change
Dollars in millions	2020	2019	$	%
Noninterest expense
Personnel	$1,369	$1,414	$(45)	(3)%
Occupancy	207	215	(8)	(4)%
Equipment	287	273	14	5%
Marketing	58	65	(7)	(11)%
Other	622	611	11	2%
Total noninterest expense	$2,543	$2,578	$(35)	(1)%

Noninterest expense decreased primarily due to lower personnel expense reflecting lower incentive compensation partially offset by business growth.

Effective Income Tax Rate

The effective income tax rate decreased to 13.7% in the first quarter of 2020 compared to 16.3% in the first quarter of 2019 primarily due to the benefit from resolution of certain tax matters and the impact of lower pretax earnings in the first quarter 2020.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
Table 5: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2020	2019	$	%
Assets
Interest-earning deposits with banks	$19,986	$23,413	$(3,427)	(15)%
Loans held for sale	1,693	1,083	610	56%
Investment securities (a)	90,546	86,824	3,722	4%
Loans	264,643	239,843	24,800	10%
Allowance for credit losses - loans and leases (b)	(3,944)	(2,742)	(1,202)	(44)%
Mortgage servicing rights	1,082	1,644	(562)	(34)%
Goodwill	9,233	9,233	—	—
Other (a)	62,254	50,997	11,257	22%
Total assets	$445,493	$410,295	$35,198	9%
Liabilities
Deposits	$305,204	$288,540	$16,664	6%
Borrowed funds	73,399	60,263	13,136	22%
Allowance for credit losses - unfunded lending related commitments (b)	450	318	132	42%
Other	17,150	11,831	5,319	45%
Total liabilities	396,203	360,952	35,251	10%
Equity
Total shareholders’ equity	49,263	49,314	(51)	—
Noncontrolling interests	27	29	(2)	(7)%
Total equity	49,290	49,343	(53)	—
Total liabilities and equity	$445,493	$410,295	$35,198	9%

(a)
Amount as of March 31, 2020 is net of the related Allowance for Credit Losses recorded in accordance with the adoption of the CECL accounting standard. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

(b)
Amounts as of March 31, 2020 reflect the impact of adopting the CECL accounting standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent Allowance for Loan and Lease losses (ALLL) under the incurred loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

Our balance sheet was strong and well positioned at both March 31, 2020 and December 31, 2019.

•	Total assets increased driven by loan growth, higher other assets due to timing of unsettled securities sales at quarter end and an increase in derivative values, and higher investment securities;

•	Total liabilities increased due to deposit growth and higher borrowed funds, and higher other liabilities due to timing of unsettled securities purchases at quarter end and higher derivative values;

•
Total equity decreased due to higher accumulated other comprehensive income (AOCI) and net income more than offset by share repurchases and dividends and the day-one effect of adopting the CECL accounting standard.

The allowance for credit losses totaled $4.4 billion at March 31, 2020, an increase of $1.3 billion since December 31, 2019. The increase was attributable to the $.6 billion day-one CECL transition adjustment and the $.9 billion provision for credit losses partially offset by net charge-offs of $.2 billion. The provision for credit losses reflects the change in methodology together with the significant economic impact of COVID-19 and loan growth.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 6: Loans

	March 31	December 31	Change
Dollars in millions	2020	2019	$	%
Commercial lending
Commercial	$149,131	$125,337	$23,794	19%
Commercial real estate	28,544	28,110	434	2%
Equipment lease financing	7,061	7,155	(94)	(1)%
Total commercial lending	184,736	160,602	24,134	15%
Consumer lending
Home equity	25,081	25,085	(4)	—
Residential real estate	22,250	21,821	429	2%
Automobile	17,194	16,754	440	3%
Credit card	7,132	7,308	(176)	(2)%
Education	3,247	3,336	(89)	(3)%
Other consumer	5,003	4,937	66	1%
Total consumer lending	79,907	79,241	666	1%
Total loans	$264,643	$239,843	$24,800	10%

Commercial lending increased reflecting broad-based growth across our Corporate & Institutional Banking segment, including higher utilization of loan commitments, primarily driven by the economic impact of COVID-19.

For commercial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer lending balances increased as growth in auto, residential real estate and unsecured installment loans was partially offset by lower credit card and education loans.

The growth in auto loans reflected higher indirect auto loans from continued new loan originations and expansion into franchised dealers in new markets. Residential real estate loans increased primarily from originations of nonconforming loans, which are loans that do not meet agency standards as a result of exceeding agency conforming loan limits.

Credit card balances declined due to lower consumer spending, both seasonally and due to the economic impact of COVID-19. Education loans declined primarily due to continued runoff of the government guaranteed education loan portfolio.

For information on our home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see Note 1 Accounting Policies and Note 3 Loans in the Notes To Consolidated Financial Statements included in this Report.

Investment Securities

Investment securities of $90.5 billion at March 31, 2020 increased $3.7 billion, or 4%, compared to December 31, 2019, driven primarily by an increase in the fair value of U.S. Treasury and agency residential mortgage-backed securities due to a decline in market interest rates and net purchases of agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, asset-backed securities, and other debt securities.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the Liquidity Coverage Ratio (LCR) and other internal and external guidelines and constraints. Effective January 1, 2020, upon the adoption of ASU 2019-04, $16.2 billion of debt securities were transferred from held to maturity to available for sale. See further discussion in Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 1 of this Report.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 7: Investment Securities

	March 31, 2020		December 31, 2019		Ratings (a) as of March 31, 2020
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$16,883	$17,905	$16,926	$17,348	100%
Agency residential mortgage-backed	50,828	52,628	50,266	50,984	100%
Non-agency residential mortgage-backed	1,563	1,643	1,648	1,954	13%	1%	2%	47%	37%
Agency commercial mortgage-backed	3,181	3,289	3,153	3,178	100%
Non-agency commercial mortgage-backed (c)	4,249	4,082	3,782	3,806	81%	1%	4%	2%	12%
Asset-backed (d)	5,389	5,327	5,096	5,166	91%	2%		6%	1%
Other (e)	5,600	5,824	4,580	4,771	68%	22%	8%		2%
Total investment securities (f)	$87,693	$90,698	$85,451	$87,207	95%	2%	1%	1%	1%

(a)	Ratings percentages allocated based on amortized cost.

(b)
Amortized cost is presented net of applicable ACL of $2 million at March 31, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.

(c)	Collateralized primarily by retail properties, office buildings, lodging properties and multifamily housing.

(d)	Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.

(e)	Includes state and municipal securities.

(f)	Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 7 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain an ACL at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 1 Accounting Policies and Note 2 Investment Securities in the Notes To Consolidated Financial Statements for additional details regarding the methodology for determining the ACL and the amount of the ACL for investment securities.

The duration of investment securities was 2.2 years at March 31, 2020. We estimate that at March 31, 2020 the effective duration of investment securities was 2.3 years for an immediate 50 basis points parallel increase in interest rates and 2.1 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 3.5 years at March 31, 2020 compared to 4.1 years at December 31, 2019.

Table 8: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2020	Years
Agency residential mortgage-backed	3.0
Non-agency residential mortgage-backed	6.2
Agency commercial mortgage-backed	3.6
Non-agency commercial mortgage-backed	2.9
Asset-backed	1.9

Additional information regarding our investment securities is included in Note 2 Investment Securities and Note 11 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 9: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2020	2019	$	%
Deposits
Noninterest-bearing	$81,614	$72,779	$8,835	12%
Interest-bearing
Money market	54,039	54,115	(76)	—
Demand	74,457	71,692	2,765	4%
Savings	72,654	68,291	4,363	6%
Time deposits	22,440	21,663	777	4%
Total interest-bearing deposits	223,590	215,761	7,829	4%
Total deposits	305,204	288,540	16,664	6%
Borrowed funds
FHLB borrowings	23,491	16,341	7,150	44%
Bank notes and senior debt	31,438	29,010	2,428	8%
Subordinated debt	6,475	6,134	341	6%
Other	11,995	8,778	3,217	37%
Total borrowed funds	73,399	60,263	13,136	22%
Total funding sources	$378,603	$348,803	$29,800	9%

Total deposits increased with growth in both noninterest-bearing and interest-bearing. Commercial deposits increased near the end of the first quarter reflecting liquidity maintained by customers due to the economic impact of COVID-19.

Borrowed funds increased primarily due to higher FHLB borrowings, bank notes and senior debt, and repurchase agreements included in other borrowed funds, in part related to enhanced liquidity to meet customer needs caused by the economic impact of COVID-19. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2020 liquidity and capital activities. See Note 7 Borrowed Funds in the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity of $49.3 billion at both March 31, 2020 and December 31, 2019 decreased $51 million. The slight decline resulted from common share repurchases of $1.4 billion, common and preferred dividends of $.6 billion, and a transition adjustment of $.7 billion for the adoption of the CECL accounting standard, substantially offset by higher AOCI of $1.7 billion and net income of $915 million.

Common shares outstanding declined to 424 million at March 31, 2020 from 433 million at December 31, 2019 as repurchases of 10.1 million shares during the period were partially offset by stock-based compensation activity. On March 16, 2020, PNC announced a temporary suspension of its common stock repurchase program through June 30, 2020 in conjunction with the Federal Reserve's effort to support the U.S. economy during the COVID-19 outbreak.
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

12    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 77 in Note 14 Segment Reporting in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

See the Executive Summary of this Financial Review for our discussion of the impact of COVID-19 related developments on our business and operations, including loan modifications and COVID-19 relief efforts for our customers.

The PNC Financial Services Group, Inc. – Form 10-Q 13

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

Table 10: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$1,456	$1,349	$107	8%
Noninterest income	788	595	193	32%
Total revenue	2,244	1,944	300	15%
Provision for credit losses	445	128	317	248%
Noninterest expense	1,536	1,468	68	5%
Pretax earnings	263	348	(85)	(24)%
Income taxes	62	84	(22)	(26)%
Earnings	$201	$264	$(63)	(24)%
Average Balance Sheet
Loans held for sale	$779	$441	$338	77%
Loans
Consumer lending
Home equity	$22,736	$22,990	$(254)	(1)%
Residential real estate	17,964	15,034	2,930	19%
Automobile	17,096	14,608	2,488	17%
Credit cards	7,207	6,204	1,003	16%
Education	3,343	3,816	(473)	(12)%
Other	2,533	2,068	465	22%
Total consumer lending	70,879	64,720	6,159	10%
Commercial and commercial real estate	10,524	10,461	63	1%
Total loans	$81,403	$75,181	$6,222	8%
Total assets	$97,062	$91,255	$5,807	6%
Deposits
Noninterest-bearing demand	$32,225	$30,389	$1,836	6%
Interest-bearing demand	42,865	42,477	388	1%
Money market	22,866	26,773	(3,907)	(15)%
Savings	62,781	53,100	9,681	18%
Certificates of deposit	12,233	12,381	(148)	(1)%
Total deposits	$172,970	$165,120	$7,850	5%
Performance Ratios
Return on average assets	.84%	1.17%
Noninterest income to total revenue	35%	31%
Efficiency	68%	76%

14    The PNC Financial Services Group, Inc. – Form 10-Q

Three months ended March 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Supplemental Noninterest Income Information
Consumer services	$372	$366	$6	2%
Residential mortgage	$210	$65	$145	223%
Service charges on deposits	$166	$162	$4	2%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$118	$123	$(5)	(4)%
Serviced portfolio acquisitions	$2	$1	$1	100%
MSR asset value (b)	$0.6	$1.1	$(.5)	(45)%
MSR capitalization value (in basis points) (b)	51	92	(41)	(45)%
Servicing income: (in millions)
Servicing fees, net (c)	$44	$53	$(9)	(17)%
Mortgage servicing rights valuation, net of economic hedge	$101	$(9)	$110	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$3.2	$1.7	$1.5	88%
Loan sale margin percentage	3.16%	2.35%
Percentage of originations represented by:
Purchase volume (d)	36%	56%
Refinance volume	64%	44%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	59%	57%
Digital consumer customers (f)	71%	68%
Credit-related statistics
Nonperforming assets (g)	$1,011	$1,109	$(98)	(9)%
Net charge-offs - loans and leases	$166	$132	$34	26%
Other statistics
ATMs	9,048	9,112	(64)	(1)%
Branches (h)	2,277	2,347	(70)	(3)%
Brokerage account client assets (in billions) (i)	$49	$51	$(2)	(4)%
* - Not Meaningful

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of March 31, except for customer-related statistics, which are averages for the three months ended, and net charge-offs, which are for the three months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Primarily nonperforming loans of $1.0 billion for both March 31, 2020 and March 31, 2019.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking earned $201 million in the first three months of 2020 compared with $264 million for the same period in 2019. The decrease in earnings was attributable to higher provision for credit losses and increased noninterest expense partially offset by higher noninterest income and net interest income.

Net interest income increased primarily due to growth in loan and deposit balances and wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income increased largely due to growth in residential mortgage revenue attributable to higher results from residential mortgage servicing rights valuation, net of economic hedge, and increased loan sales revenue from higher origination volumes. Also contributing to the increase in noninterest income was the impact of slightly positive derivative fair value adjustments related to Visa Class B common shares for the first quarter of 2020 compared with the negative adjustments of $31 million for the same period in 2019.

The PNC Financial Services Group, Inc. – Form 10-Q 15

Provision for credit losses increased in the first three months of 2020 compared to the same period of 2019 due to the adoption of the CECL accounting standard and the significant economic impact of COVID-19 and loan growth.

Higher noninterest expense primarily resulted from higher customer-related transaction costs, personnel, equipment, and ATM expense resulting from enhanced checking product benefits.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first quarter of 2020, average total deposits increased compared to the same period in 2019 primarily driven by savings deposits which increased due, in part, to a shift from money market deposits to relationship-based savings products as well as growth in consumer deposits, including from our national expansion.

Retail Banking average total loans increased in the first three months of 2020 compared with the same period in 2019.

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans.

•	Average auto loans increased primarily due to strong new indirect auto loan volumes, including in our Southeast and expansion markets, as well as growth in direct auto loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average unsecured installment loans increased primarily driven by growth in originations through digital channels.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

In 2018, we launched our national expansion strategy designed to grow customers with digitally-led banking and an ultra-thin branch network in markets outside of our existing retail branch network and began offering our digital high yield savings deposit product and opened our first solution center. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and banking services, beyond deposits and withdrawals. Deposit products are led by a digital high yield savings account. Following the first solution center opening in Kansas City in 2018, four additional solution centers opened in 2019 with a second in Kansas City and three in the Dallas/Fort Worth market. We also offer digital unsecured installment and small business loans in the expansion markets. In 2020, our plan is to continue to execute our national expansion strategy.

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

•	Approximately 71% of consumer customers used non-teller channels for the majority of their transactions in the first three months of 2020 compared with 68% for the same period in 2019.

•	Deposit transactions via ATM and mobile channels increased to 59% of total deposit transactions in the first three months of 2020 from 57% for the same period in 2019.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process, including integrating mortgage and home equity lending into a common platform. Technology enhancements supported increased residential mortgage origination volume. In addition, we enhanced the home equity origination process to make it easier and to reach additional customers by offering the product in new states. The improvements and expansion are planned to continue throughout 2020.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 11: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions	2020	2019	$	%
Income Statement
Net interest income	$966	$898	$68	8%
Noninterest income	694	576	118	20%
Total revenue	1,660	1,474	186	13%
Provision for credit losses	458	71	387	545%
Noninterest expense	722	686	36	5%
Pretax earnings	480	717	(237)	(33)%
Income taxes	110	165	(55)	(33)%
Earnings	$370	$552	$(182)	(33)%
Average Balance Sheet
Loans held for sale	$395	$347	$48	14%
Loans
Commercial lending
Commercial	$117,288	$108,641	$8,647	8%
Commercial real estate	26,589	25,971	618	2%
Equipment lease financing	7,066	7,264	(198)	(3)%
Total commercial lending	150,943	141,876	9,067	6%
Consumer	9	20	(11)	(55)%
Total loans	$150,952	$141,896	$9,056	6%
Total assets	$172,502	$157,169	$15,333	10%
Deposits
Noninterest-bearing demand	$40,651	$39,551	$1,100	3%
Interest-bearing demand	21,101	17,827	$3,274	18%
Money market	28,468	25,630	2,838	11%
Other	7,868	5,547	2,321	42%
Total deposits	$98,088	$88,555	$9,533	11%
Performance Ratios
Return on average assets	.87%	1.42%
Noninterest income to total revenue	42%	39%
Efficiency	43%	45%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$491	$445	$46	10%
Capital Markets (b)	$344	$246	$98	40%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$29	$15	$14	93%
Commercial mortgage loan servicing income (d)	69	54	15	28%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	20	5	15	300%
Total	$118	$74	$44	59%
Commercial mortgage servicing rights asset value (f)	$477	$681	$(204)	(30)%
Average Loans by C&IB business
Corporate Banking	$78,057	$71,089	$6,968	10%
Real Estate	37,368	36,357	1,011	3%
Business Credit	23,251	21,728	1,523	7%
Commercial Banking	7,784	8,118	(334)	(4)%
Other	4,492	4,604	(112)	(2)%
Total average loans	$150,952	$141,896	$9,056	6%
Credit-related statistics
Nonperforming assets (f) (g)	$508	$388	$120	31%
Net charge-offs - loans and leases	$50	$5	$45	900%

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

(e)	Amounts are reported in corporate service fees.

(f)	As of March 31.

(g)	Primarily nonperforming loans of $.5 billion and $.4 billion at March 31, 2020 and March 31, 2019, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 17

Corporate & Institutional Banking earned $370 million in the first quarter of 2020 compared to $552 million for the same period in 2019. Higher provision for credit losses and higher noninterest expense were partially offset by higher revenue.

Net interest income increased in the comparison, primarily due to higher average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans and deposits.

Growth in noninterest income in the comparison reflected broad-based increases including higher capital markets-related revenue, commercial mortgage banking activities and treasury management product revenue.

Provision for credit losses in the first quarter of 2020 reflected the adoption of the CECL accounting standard, the significant economic impact of COVID-19 and portfolio growth, including new loans and increased utilization. First quarter 2020 experienced an increase in nonperforming assets and net loan and lease charge-offs compared to the same period in 2019.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives and variable costs associated with increased business activity.

Average loans increased compared to the first quarter of 2019 driven by strong growth in Corporate Banking, Business Credit and PNC Real Estate due in part to increased utilization in March as the need for liquidity in the current economic environment increased:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting strong new production and increased utilization in asset-backed financing, and increased lending to large and mid-sized corporate clients.

•
PNC Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased primarily due to new originations, partially offset by payoffs.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased primarily driven by higher commercial mortgage balances, partially offset by loan payoffs.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business decreased as portfolio runoff outpaced new originations.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison driven by growth in interest-bearing deposits. Additionally, due to recent economic uncertainties and interest rate changes, first quarter 2020 experienced an increase in noninterest-bearing deposits compared to the same period in 2019. We continue to actively monitor the interest rate environment and make adjustments in response to evolving market conditions, bank funding needs and client relationship dynamics.

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We are continuing to execute on our expansion plans into the Seattle and Portland markets in 2020. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 11 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury

18    The PNC Financial Services Group, Inc. – Form 10-Q

management customer deposit balances. Compared with the first quarter of 2019, treasury management revenue increased primarily due to higher deposit balances and product revenue.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was broad-based across most products and services and included higher revenue from credit valuations and fees on customer-related derivatives activities and higher underwriting fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison due to higher revenue across all activities.

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

Table 12: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$88	$70	$18	26%
Noninterest income	204	217	(13)	(6)%
Total revenue	292	287	5	2%
Provision for credit losses	3	(1)	4	*
Noninterest expense	219	230	(11)	(5)%
Pretax earnings	70	58	12	21%
Income taxes	16	13	3	23%
Earnings	$54	$45	$9	20%
Average Balance Sheet
Loans
Consumer lending
Residential real estate	$2,385	$1,723	662	38%
Other	4,052	4,362	(310)	(7)%
Total consumer lending	6,437	6,085	352	6%
Commercial and commercial real estate	856	752	104	14%
Total loans	$7,293	$6,837	$456	7%
Total assets	$7,801	$7,259	$542	7%
Deposits
Noninterest-bearing demand	$1,468	$1,388	$80	6%
Interest-bearing demand	6,850	3,076	3,774	123%
Money market	1,709	2,036	(327)	(16)%
Savings	7,197	5,723	1,474	26%
Other	847	697	150	22%
Total deposits	$18,071	$12,920	$5,151	40%
Performance Ratios
Return on average assets	2.81%	2.51%
Noninterest income to total revenue	70%	76%
Efficiency	75%	80%
Supplemental Noninterest Income Information
Asset management fees	$201	$212	$(11)	(5)%
Other Information
Nonperforming assets (a) (b)	$34	$48	$(14)	(29)%
Net charge-offs - loans and leases	$(1)	$1	$(2)	(200)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$136	$158	$(22)	(14)%
Nondiscretionary client assets under administration	128	130	(2)	(2)%
Total	$264	$288	$(24)	(8)%
Discretionary client assets under management
Personal	$84	$95	$(11)	(12)%
Institutional	52	63	(11)	(17)%
Total	$136	$158	$(22)	(14)%
* - Not meaningful

(a)	As of March 31.

(b)	Primarily nonperforming loans of $34 million at March 31, 2020 and $47 million at March 31, 2019.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $54 million in the first three months of 2020 compared to $45 million for the same period in 2019. Earnings increased due to higher revenue and lower noninterest expense.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Growth in revenue was driven by higher net interest income due to higher average deposit balances. This increase was partially offset by lower asset management fees related to the 2019 sale of the retirement recordkeeping and the sale of components of the PNC Capital Advisors investment management business, including its PNC family of proprietary mutual funds businesses.

Noninterest expense decreased primarily attributable to the impact of the 2019 divestitures.

Asset Management Group’s discretionary client assets under management decreased primarily attributable to lower equity markets as of March 31, 2020 and the sale of components of the PNC Capital Advisors investment management business.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

Wealth Management and Hawthorn have nearly 100 offices operating in six out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The business provides customized investments, planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

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
BlackRock

We hold an equity investment in BlackRock, a leading publicly-traded investment management firm. Information related to our equity investment in BlackRock follows:

Table 13: BlackRock Table

(Unaudited)
Three months ended March 31
Dollars in millions	2020	2019
Business segment earnings (a)	$157	$197
PNC’s economic interest in BlackRock (b)	22%	22%

(a)	Represents our share of BlackRock’s reported GAAP earnings net of income taxes on those earnings incurred by us.

(b)	At March 31.

In billions	March 31, 2020	December 31, 2019
Carrying value of our investment in BlackRock (c)	$8.7	$8.7
Market value of our investment in BlackRock (d)	$15.3	$17.5

(c)
We account for our investment in BlackRock under the equity method of accounting, exclusive of a related deferred tax liability of $1.8 billion for both March 31, 2020 and December 31, 2019, respectively. Our voting interest in BlackRock common stock was approximately 22% at March 31, 2020.

(d)	Does not include liquidity discount.

Our 2019 Form 10-K includes additional information about our investment in BlackRock.

The PNC Financial Services Group, Inc. – Form 10-Q 21

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2019 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and framework, risk identification, risk assessment, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2019 Form 10-K provides an analysis of our key areas of risk, which include but are not limited to credit, liquidity and capital, market, operational, compliance and information security.

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

Loan Portfolio Characteristics and Analysis

Table 14: Details of Loans
In billions
We use several asset quality indicators, as further detailed in Note 3 Loans in the Notes To Consolidated Financial Statements in this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial Lending

Commercial
Commercial loans comprised 56% and 52% of our total loan portfolio at March 31, 2020 and December 31, 2019, respectively. The majority of our commercial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

Table 15: Commercial Loans by Industry

	March 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial
Manufacturing	$27,225	18%	$21,540	17%
Retail/wholesale trade	24,408	16	21,565	17
Service providers	19,411	13	16,112	13
Real estate related (a)	14,843	10	12,346	10
Financial services	13,473	9	11,318	9
Health care	9,238	6	8,035	6
Transportation and warehousing	8,160	5	7,474	6
Other industries	32,373	23	26,947	22
Total commercial loans	$149,131	100%	$125,337	100%
(a) Represents loans to customers in the real estate and construction industries.

Commercial loan increases at March 31, 2020 were driven by loan growth, including higher utilization of loan commitments near the end of the first quarter, primarily due to the economic impact of COVID-19. See the Commercial Lending High Impact Industries discussion within Credit Risk Management for additional discussion of the impact of COVID-19 on loans and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $17.4 billion related to commercial mortgages, $5.8 billion of real estate project loans and $5.3 billion of intermediate term financing loans as of March 31, 2020. Comparable amounts were $17.0 billion, $5.6 billion and $5.5 billion, respectively, as of December 31, 2019.
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

The PNC Financial Services Group, Inc. – Form 10-Q 23

Table 16: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$4,406	15%	$4,393	16%
Florida	2,651	9	2,557	9
Texas	1,844	6	1,717	6
Maryland	1,743	6	1,889	7
Virginia	1,509	5	1,547	6
Pennsylvania	1,341	5	1,310	4
Ohio	1,265	4	1,307	4
New Jersey	1,159	4	1,106	4
Illinois	1,028	4	1,001	4
North Carolina	997	4	1,015	4
Other	10,601	38	10,268	36
Total commercial real estate loans	$28,544	100%	$28,110	100%
Property Type
Multifamily	$9,123	32%	$9,003	32%
Office	7,794	27	7,641	27
Retail	3,599	13	3,702	13
Industrial/Warehouse	2,169	8	2,003	7
Hotel/Motel	1,892	7	1,813	7
Senior Housing	1,238	4	1,123	4
Mixed Use	871	3	943	3
Other	1,858	6	1,882	7
Total commercial real estate loans	$28,544	100%	$28,110	100%

Commercial Lending High Impact Industries
In light of the current economic circumstances related to COVID-19, we are evaluating and monitoring our entire commercial lending portfolio for elevated levels of credit risk; however, we believe the industry sectors likely to be most impacted are:

•	Non-real estate related

◦	Leisure recreation: restaurants, casinos, hotels, convention centers

◦	Non-essential retail: retail excluding auto, gas, staples

◦	Healthcare facilities: elective, private practices

◦	Leisure travel: cruise, airlines, other travel/transportation

◦	Consumer services: religious organizations, childcare

◦	Other impacted areas: shipping, senior living, specialty education

•	Real estate related

◦	Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants

◦	Hotel: full service, limited service, extended stay

◦	Senior housing: assisted living, independent living

As of March 31, 2020, our outstanding loan balances in these industries totaled $19.3 billion, with additional exposures totaling $7.0 billion, and we are carefully monitoring and managing these loans and exposures.
At this time we are most closely monitoring our non-real estate related loans to non-essential retail, restaurants and certain parts of leisure travel. At March 31, 2020:

•	Non-essential retail loans outstanding totaled $2.5 billion, 60% of which were asset-based loans;

•	Restaurant loan outstanding balances were $1.5 billion; and

•	Cruise line and commercial airline loan outstanding balances were less than $600 million.

Within the commercial real estate related category, we have $8.7 billion in outstanding loans to borrowers that we assess as likely to be most impacted by COVID-19. This includes real estate projects of $5.1 billion, 40% of which are under construction and have a portfolio loan-to-value ratio (LTV) of 55%. The remaining $3.6 billion of loans outstanding are to real estate investment trusts (REITs), approximately two-thirds of which are investment grade.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Oil and Gas Loan Portfolio
We are also monitoring our oil and gas portfolio closely for elevated levels of credit risk given the continued pressures on the energy industry. As of March 31, 2020, our outstanding loans in the oil and gas sector totaled $4.6 billion or 2% of total loans, with additional exposures totaling $7.0 billion. This portfolio comprised approximately $2.2 billion in the midstream and downstream sectors, $1.2 billion of oil services companies and $1.2 billion related to exploration and production companies. Of the oil services category, approximately $.3 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of March 31, 2020 totaled $106 million, or 6% of total nonperforming loans.

Consumer Lending
Given the uncertainty of the current economic environment, we recently tightened underwriting requirements across our consumer lending portfolio. See the discussion that follows for analysis of credit risk in our significant consumer loan classes as of March 31, 2020.

Home Equity
Home equity loans comprised $13.7 billion of primarily variable-rate home equity lines of credit and $11.4 billion of closed-end home equity installment loans at March 31, 2020. Comparable amounts were $13.9 billion and $11.2 billion, respectively, as of December 31, 2019.

We track borrower performance monthly, including obtaining original LTVs, updated FICO scores at least quarterly, updated LTVs at least semi-annually, and other credit metrics at least quarterly, including the historical performance of any related mortgage loans regardless of lien position that we do or do not hold. This information is used for internal reporting and risk management. For internal reporting and risk management we also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

The following table presents our home equity loans by geography and lien type.

Table 17: Home Equity Loans by Geography and by Lien Type

	March 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
Pennsylvania	$5,778	23%	$5,812	23%
New Jersey	3,729	15	3,728	15
Ohio	2,893	12	2,899	12
Illinois	1,541	6	1,544	6
Florida	1,431	6	1,340	5
Maryland	1,429	6	1,420	6
Michigan	1,404	6	1,371	5
North Carolina	1,098	4	1,092	4
Kentucky	985	4	990	4
Virginia	835	3	810	3
Other	3,958	15	4,079	17
Total home equity loans	$25,081	100%	$25,085	100%
Lien type
1st lien		60%		59%
2nd lien		40		41
Total		100%		100%

The PNC Financial Services Group, Inc. – Form 10-Q 25

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2020 and December 31, 2019.

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

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 69% and a weighted-average FICO score of 770.

The following table presents our residential real estate loans by geography.

Table 18: Residential Real Estate Loans by Geography

	March 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography
California	$7,343	33%	$6,800	31%
New Jersey	1,786	8	1,779	8
Florida	1,550	7	1,580	7
Pennsylvania	1,110	5	1,113	5
Illinois	1,076	5	1,118	5
New York	993	4	1,008	5
Maryland	898	4	923	4
Virginia	887	4	868	4
North Carolina	863	4	877	4
Washington	782	4	646	3
Other	4,962	22	5,109	24
Total residential real estate loans	$22,250	100%	$21,821	100%

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. The originated nonconforming residential mortgage portfolio had strong credit quality at March 31, 2020 with an average original LTV of 70% and an average original FICO score of 773. Our portfolio of originated nonconforming residential mortgage loans totaled $16.8 billion at March 31, 2020 with 39% located in California.

Automobile
Within auto loans, $15.5 billion resided in the indirect auto portfolio while $1.7 billion were in the direct auto portfolio as of March 31, 2020. Comparable amounts as of December 31, 2019 were $15.1 billion and $1.7 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 765 for indirect auto loans and 769 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 73 months for indirect auto loans and 63 months for direct auto loans. We offer both new and used auto financing to customers through our various channels. At March 31, 2020, the portfolio was composed of 56% new vehicle loans and 44% used vehicle loans. Comparable amounts at December 31, 2019 were 55% and 45%, respectively.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO) and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. Amounts as of December 31, 2019 also excluded purchased impaired loans. In connection with the adoption of the CECL standard, nonperforming loans as of March 31, 2020 include purchased credit deteriorated loans which meet the criteria to be classified as nonperforming. See Note 1 Accounting Policies and Note 3 Loans in the Notes To Consolidated Financial Statements in this Report for additional information regarding our nonperforming loans and nonaccrual policies and further detail of nonperforming asset categories.

The following table presents a summary of nonperforming assets by major category, Table 20 provides details on the change in nonperforming assets during the three months ended March 31, 2020 and 2019.

Table 19: Nonperforming Assets by Type

	March 31, 2020	December 31, 2019	Change
Dollars in millions			$	%
Nonperforming loans
Commercial lending	$566	$501	$65	13%
Consumer lending (a)	1,078	1,134	(56)	(5)%
Total nonperforming loans	1,644	1,635	9	1%
OREO and foreclosed assets	111	117	(6)	(5)%
Total nonperforming assets	$1,755	$1,752	$3	—
TDRs included in nonperforming loans	$767	$843	$(76)	(9)%
Percentage of total nonperforming loans	47%	52%
Nonperforming loans to total loans	.62%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.66%	.73%
Nonperforming assets to total assets	.39%	.43%
Allowance for credit losses - loans and leases to total nonperforming loans (b)	240%	168%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)
Ratio at March 31, 2020 reflects the transition impact on our allowance for loans and leases from the adoption of the CECL standard along with the increases in reserves during the first quarter of 2020 due to the significant economic impact of COVID-19 and loan growth.

Table 20: Change in Nonperforming Assets

In millions	2020	2019
January 1	$1,752	$1,808
New nonperforming assets	391	287
Charge-offs and valuation adjustments	(145)	(164)
Principal activity, including paydowns and payoffs	(158)	(92)
Asset sales and transfers to loans held for sale	(20)	(13)
Returned to performing status	(65)	(41)
March 31	$1,755	$1,785

As of March 31, 2020, approximately 83% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses. As of March 31, 2020, commercial lending nonperforming loans were carried at approximately 74% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ACL.

Within consumer lending nonperforming loans, residential real estate TDRs comprised 76% and 79% of total residential real estate nonperforming loans at March 31, 2020 and December 31, 2019, respectively, while home equity TDRs comprised 46% and 49% of home equity nonperforming loans at March 31, 2020 and December 31, 2019, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19

The PNC Financial Services Group, Inc. – Form 10-Q 27

related hardships and meet certain criteria under the CARES Act are not identified as TDRs. See the Recent Regulatory Developments section of this Report for more information on the treatment of loan modifications under the CARES Act.

At March 31, 2020, our largest nonperforming asset was $41 million in the Mining, Quarrying, and Oil and Gas Extraction industry and the ten largest individual nonperforming assets represented 13% of total nonperforming assets.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of loan portfolio asset quality. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and at March 31, 2020 also include purchased credit deteriorated loans. Amounts exclude loans held for sale, while amounts as of December 31, 2019 also excluded purchased impaired loans.
Table 21: Accruing Loans Past Due (a)

	Amount				Percentage of Total Loans Outstanding
	March 31 2020	December 31 2019	Change		March 31 2020	December 31 2019
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$688	$661	$27	4%	.26%	.28%
Accruing loans past due 60 to 89 days	261	258	3	1%	.10%	.11%
Total	949	919	30	3%	.36%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	534	585	(51)	(9)%	.20%	.24%
Total	$1,483	$1,504	$(21)	(1)%	.56%	.63%

(a)
Past due loan amounts include government insured or guaranteed loans of $.5 billion at March 31, 2020 and $.6 billion at December 31, 2019. Additionally, in connection with the adoption of the CECL standard, past due loan amounts at March 31, 2020 include purchased credit deteriorated loans totaling $.1 billion.

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

Troubled Debt Restructurings and Loan Modifications

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships and meet certain criteria under the CARES Act are not categorized as TDRs. See the Recent Regulatory Developments section of this Report for additional information on the updated agency guidance on TDRs under the CARES Act.
Table 22: Summary of Troubled Debt Restructurings (a)

	March 31 2020	December 31 2019	Change
Dollars in millions			$	%
Total commercial lending	$349	$361	$(12)	(3)%
Total consumer lending	1,191	1,303	(112)	(9)%
Total TDRs	$1,540	$1,664	$(124)	(7)%
Nonperforming	$767	$843	$(76)	(9)%
Accruing (b)	773	821	(48)	(6)%
Total TDRs	$1,540	$1,664	$(124)	(7)%

(a)	Amounts in table do not include associated valuation allowances.

(b)
Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Excluded from TDRs are $.9 billion of consumer loans held for sale, loans accounted for under the fair value option, certain government insured or guaranteed loans, and purchased credit deteriorated loans that did not meet the criteria to be classified as TDRs at March 31, 2020. Excluded from TDRs at December 31, 2019 are $1.0 billion of consumer loans held for sale, loans accounted for

28    The PNC Financial Services Group, Inc. – Form 10-Q

under the fair value option and pooled purchased impaired loans, as well as certain government insured or guaranteed loans. Nonperforming TDRs represented approximately 47% and 52% of total nonperforming loans at March 31, 2020 and December 31, 2019, respectively, and 50% and 51% of total TDRs at March 31, 2020 and December 31, 2019, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 3 Loans in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs.

Loan Modifications
See the Executive Summary of this Financial Review for information on short-term loan modifications being made for both commercial and consumer customers in light of the current economic circumstances related to COVID-19. For additional information related to loan modifications, see the Credit Risk Management portion of the Risk Management section in our 2019 Form 10-K.

Allowances for Credit Losses

On January 1, 2020 we adopted the CECL standard which replaced the incurred loss methodology for our credit related reserves with an expected credit loss methodology for the remaining estimated contractual term of in-scope assets and off-balance sheet exposures. Our ACL is based on historical loss experience, borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

Expected losses are estimated using a combination of (i) the expected losses over a reasonable and supportable forecast period (RSFP), (ii) a period of reversion to long run average expected losses (reversion period) where applicable, and (iii) long run average (LRA) expected losses for the remaining estimated contractual term.

We use forward-looking information in estimating expected credit losses for the RSFP. For this purpose, we have established a framework which includes a three year reasonable and supportable forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes over our RSFP of three years. Forward looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative techniques, as well as through analysis from PNC economists and management’s judgment in qualitatively assessing the ACL.

The reversion period is used to bridge RSFP and LRA expected credit losses. We may consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of RSFP relative to the beginning of the LRA period.

The LRA expected credit losses are derived from our available historical credit information. We use LRA expected loss for the portfolio for the estimated remaining contractual term beyond the RSFP and reversion period.

The following discussion provides additional information related to our reserves under CECL for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report for further discussion on our ACL, including details of our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL and the predicted impacts on the ACL of deteriorating economic conditions as a result of COVID-19.

Allowance for Credit Losses - Loans and Leases
Our pooled expected loss methodology is based upon the quantification of PD, LGD, exposure at default (EAD) and the remaining estimated contractual term for a loan or loan segment. The impact of prepayments is considered in our expected loss estimates by adjusting the aforementioned risk parameters. We use historical data, current borrower characteristics and forecasted economic variables in complex methods, including statistical models, to estimate these risk parameters by credit risk characteristics. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default and loss. These parameters are calculated for each forecasted scenario, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

We use a discounted cash flow methodology for our consumer real estate related loan classes and for certain commercial and consumer TDR loans. For non-TDR residential real estate loans and lines, we determine effective interest rates considering

The PNC Financial Services Group, Inc. – Form 10-Q 29

contractual cash flows adjusted for prepayments and market interest rates. We then determine the net present value of expected cash flows and ACL by discounting contractual cash flows adjusted for both prepayments and expected credit losses using the effective interest rates.

We establish individually assessed reserves for loans and leases that do not share similar risk characteristics with a pool of loans using methods prescribed by GAAP. Reserves for individual commercial nonperforming loans and commercial TDRs exceeding a defined dollar threshold are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Commercial loans that are below the defined threshold and accruing TDRs are collectively reserved for, as we believe these loans continue to share similar risk characteristics. For consumer nonperforming loans classified as collateral dependent, charge-off and ACL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. A portion of the ACL is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors.

Allowance for Credit Losses - Unfunded Lending Related Commitments
We maintain the allowance for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable, (e.g., unfunded loan commitments, letters of credit and certain financial guarantees) at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans and leases. The allowance for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in the provision for credit losses.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 23: Allowance for Credit Losses by Loan Class (a)

	March 31, 2020			December 31, 2019
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount (b)	Total Loans	% of Total Loans
Allowance for credit losses - loans and leases
Commercial Lending
Commercial	$1,596	$149,131	1.07%	$1,489	$125,337	1.19%
Commercial real estate	269	28,544.94%		278	28,110.99%
Equipment lease financing	114	7,061	1.61%	45	7,155.63%
Total commercial lending	1,979	184,736	1.07%	1,812	160,602	1.13%
Consumer Lending
Home equity	332	25,081	1.32%	87	25,085.35%
Residential real estate	18	22,250.08%		258	21,821	1.18%
Automobile	377	17,194	2.19%	160	16,754.95%
Credit card	746	7,132	10.46%	288	7,308	3.94%
Education	123	3,247	3.79%	17	3,336.51%
Other consumer	369	5,003	7.38%	120	4,937	2.43%
Total consumer lending	1,965	79,907	2.46%	930	79,241	1.17%
Total	3,944	$264,643	1.49%	2,742	$239,843	1.14%
Allowance for credit losses - unfunded lending related commitments	450			318
Allowance for credit losses	$4,394			$3,060
Allowance for credit losses to total loans (c)	1.66%			1.28%
Commercial lending	1.26%			1.33%
Consumer lending	2.59%			1.18%
(a) Excludes allowances for investment securities and other financial assets.
(b) Prior period reserve amounts represent the ALLL and allowance for unfunded loan commitments and letters of credit, respectively.
(c) Calculated as the ACL for loans and leases and the ACL for unfunded lending related commitments divided by total loans.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table summarizes our loan charge-offs and recoveries.
Table 24: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	Percent of Average Loans (Annualized)
Dollars in millions
2020
Commercial Lending
Commercial	$78	$18	$60.19%
Commercial real estate	—	4	(4)	(.06)%
Equipment lease financing	5	2	3.17%
Total commercial lending	83	24	59.14%
Consumer Lending
Home equity	11	14	(3)	(.05)%
Residential real estate	2	4	(2)	(.04)%
Automobile	84	35	49	1.15%
Credit card	78	8	70	3.90%
Education	6	2	4.48%
Other consumer	40	5	35	2.83%
Total consumer lending	221	68	153.77%
Total	$304	$92	$212.35%
2019
Commercial Lending
Commercial	$25	$14	$11.04%
Commercial real estate	3	3	—	—
Equipment lease financing	3	2	1.06%
Total commercial lending	31	19	12.03%
Consumer Lending
Home equity	23	18	5.08%
Residential real estate	2	3	(1)	(.02)%
Automobile	58	26	32.89%
Credit card	67	7	60	3.91%
Education	6	2	4.43%
Other consumer	28	4	24	2.13%
Total consumer lending	184	60	124.68%
Total	$215	$79	$136.24%

Total net charge-offs increased $76 million, or 56%, for the first three months of 2020 compared to the same period in 2019. The increase in commercial net charge-offs reflected the impact of certain individual credits, while the increases in automobile, credit card and other consumer loan net charge-offs were due in part to loan portfolio growth.

See Note 1 Accounting Policies and Note 3 Loans in the Notes To Consolidated Financial Statements in this report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2019 Form 10-K.

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%, thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to

32    The PNC Financial Services Group, Inc. – Form 10-Q

maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of March 31, 2020, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2019 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $305.2 billion at March 31, 2020 from $288.5 billion at December 31, 2019 driven by growth in both interest-bearing and noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At March 31, 2020, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $33.0 billion and securities available for sale totaling $89.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $24.4 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $1.3 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 7 Borrowed Funds in the Notes To Consolidated Financial Statements and the Funding Sources section of the Consolidated Balance Sheet Review in this Report, and Note 10 Borrowed Funds in Item 8 of our 2019 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2020
January 1	$35.1
Issuances	3.5
Calls and maturities	(2.1)
Other	1.4
March 31	$37.9
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2020, PNC Bank had $25.4 billion of notes outstanding under this program of which $20.4 billion were senior bank notes and $5.0 billion were subordinated bank notes. The following table details issuances for the three months ended March 31, 2020.
Table 26: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
February 25, 2020	$1.0 billion
$1.0 billion of senior floating rate notes with a maturity date of February 24, 2023. Interest is payable quarterly at the 3-month LIBOR rate, reset quarterly, plus 32.5 basis points, on February 24, May 24, August 24, and November 24, commencing on May 24, 2020.

February 25, 2020	$500 million
$500 million of senior fixed-to-floating rate notes with a maturity date of February 24, 2023. Interest is payable semi-annually at a fixed rate of 1.743% per annum, on February 24 and August 24 of each year, beginning on August 24, 2020. Beginning on February 24, 2022, interest is payable quarterly at the floating rate equal to the 3-month LIBOR rate, reset quarterly, plus 32.3 basis points, on February 24, May 24, August 24, and November 24, commencing on May 24, 2022.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2020, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $51.4 billion, including $20.2 billion through the

The PNC Financial Services Group, Inc. – Form 10-Q 33

Federal Reserve Bank discount window. The Federal Reserve also has established certain special liquidity facilities under its emergency lending authority in Section 13(3) of the Federal Reserve Act in response to the economic impact of COVID-19. For additional information on these special liquidity facilities see the Recent Regulatory Developments section of this Report.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2020, there were no issuances outstanding under this program.

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

As of March 31, 2020, available parent company liquidity totaled $6.5 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.5 billion at March 31, 2020. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2019 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2020, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. On January 22, 2020, the parent company issued $2.0 billion of senior notes with a maturity date of January 22, 2030, redeemable, in whole or in part, on or after October 24, 2029. Interest is payable semi-annually at a fixed rate of 2.550% per annum, on January 22 and July 22 of each year, commencing on July 22, 2020.

Parent company senior and subordinated debt outstanding totaled $11.5 billion and $9.8 billion at March 31, 2020 and December 31, 2019, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2019 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments in the Notes To Consolidated Financial Statements of this Report.

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

Table 27: Credit Ratings for PNC and PNC Bank

March 31, 2020
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A
Preferred stock	Baa2	BBB-	BBB-
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities, including additional information on our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2019 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

In connection with the capital plan accepted by the Federal Reserve as part of our 2019 CCAR submission, we repurchased 10.1 million common shares for $1.4 billion in the first quarter of 2020. As of March 31, 2020, PNC has repurchased a total of 24.0 million shares for $3.4 billion under current share repurchase programs that will end June 30, 2020.

PNC announced on March 16, 2020, a temporary suspension of our common stock repurchase program through June 30, 2020, in conjunction with the Federal Reserve's effort to support the U.S. economy during the COVID-19 outbreak.

We paid dividends on common stock of $.5 billion, or $1.15 per common share, during the first quarter of 2020. On April 2, 2020, the PNC Board of Directors declared a quarterly common stock cash dividend of $1.15 per share, with a payment date of May 5, 2020. On April 6, 2020, PNC submitted its capital plan and stress test results to the Federal Reserve and OCC as part of the 2020 annual Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act stress testing (DFAST) process.

The PNC Financial Services Group, Inc. – Form 10-Q 35

Table 28: Basel III Capital

Dollars in millions	Basel III March 31, 2020 (a)	March 31, 2020 (Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$866	$866
Retained earnings	42,730	41,885
Goodwill, net of associated deferred tax liabilities	(9,027)	(9,027)
Other disallowed intangibles, net of deferred tax liabilities	(210)	(210)
Other adjustments/(deductions)	(220)	(224)
Total common equity Tier 1 capital before threshold deductions	34,139	33,290
Total threshold deductions (c)	—	—
Common equity Tier 1 capital	$34,139	$33,290
Additional Tier 1 capital
Preferred stock plus related surplus	3,994	3,994
Other adjustments/(deductions)	—	—
Tier 1 capital	$38,133	$37,284
Additional Tier 2 capital
Qualifying subordinated debt	4,249	4,249
Trust preferred capital securities	40
Eligible credit reserves includable in Tier 2 capital	3,511	4,346
Total Basel III capital	$45,933	$45,879
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$363,631	$363,651
Average quarterly adjusted total assets	$402,018	$401,169
Supplementary leverage exposure	$481,144	$481,140
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	9.4%	9.2%
Tier 1	10.5%	10.3%
Total (f)	12.6%	12.6%
Leverage (g)	9.5%	9.3%
Supplementary leverage ratio (h)	7.9%	7.7%

(a)	The ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision.

(b)	The ratios are calculated to reflect the full impact of CECL and excludes the benefits of phase-ins under the optional transition provision.

(c)	Based on the Tailoring Rules, effective January 1, 2020 for PNC, the quantitative threshold limits increased, resulting in no deduction as of March 31, 2020.

(d)	Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.

(e)	All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.

(f)	The Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million that are subject to a phase-out period that runs through 2021.

(g)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(h)	Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure. PNC and PNC Bank are subject to a 3% minimum supplementary leverage ratio.

As of January 1, 2020, the 2019 Tailoring Rules became effective for PNC. The most significant changes involve the election to exclude specific AOCI items from common equity Tier 1 (CET1) capital and higher thresholds used to calculate CET1 capital deductions. Effective January 1, 2020, PNC must deduct from CET1 capital (net of associated deferred tax liabilities) investments in unconsolidated financial institutions (for PNC, primarily BlackRock), mortgage servicing rights and deferred tax assets to the extent such items individually exceed 25% of the institution’s adjusted CET1 capital.
PNC’s regulatory risk-based capital ratios in 2020 are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.
On March 27, 2020, the regulatory agencies issued an interim final rule delaying the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition.  The

36    The PNC Financial Services Group, Inc. – Form 10-Q

estimated CECL impact is added to CET1 through December 31, 2021, then phased-out over the following three years.  PNC elected to adopt this optional transition provision effective March 31, 2020. See additional discussion of this interim final rule in Recent Regulatory Developments in this Financial Review.
Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2020 capital levels were aligned with them.

At March 31, 2020, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

See the Recent Regulatory Developments section of this Report for recent developments that could have a potential impact on our Basel III capital ratios. We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2019 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management Section in our 2019 Form 10-K for additional discussion regarding market risk.

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
Sensitivity results and market interest rate benchmarks for the first quarters of 2020 and 2019 follow.

Table 29: Interest Sensitivity Analysis

	First Quarter 2020	First Quarter 2019
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.4%	1.5%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	6.1%	4.0%
Duration of Equity Model (a)
Base case duration of equity (in years)	(7.3)	(3.7)
Key Period-End Interest Rates
One-month LIBOR	.99%	2.49%
Three-month LIBOR	1.45%	2.60%
Three-year swap	.46%	2.31%

(a)
Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero. Senior management recently approved the suspension of the 100bps decrease in rate shock sensitivities considering the current low rate environment.

In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 30 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 50 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

The PNC Financial Services Group, Inc. – Form 10-Q 37

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	March 31, 2020
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	(5.3)%	(3.6)%	(.6)%
Second year sensitivity	(7.4)%	(7.0)%	(2.6)%

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
Table 31: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2020 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

The planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR after 2021 presents risks to the financial instruments originated, held, or serviced by PNC that use LIBOR as a reference rate. PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations, and other financial instruments that use LIBOR as a reference rate. The transition from LIBOR as an interest rate benchmark will subject PNC to financial, legal, operational, and reputational risks.

PNC has established a cross functional governance structure to oversee the overall strategy for the transition from LIBOR and mitigate risks associated with the transition. An initial LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models and processes. PNC is actively monitoring its overall firm-wide exposure to LIBOR and using these results to plan transitional strategies and track progress versus these goals.

We also continue to focus our transition efforts on:

•	enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts;

•	making preparations for internal operational readiness;

•	making necessary enhancements to our infrastructure including systems, models, valuation tools, and processes;

•	developing and delivering on internal and external LIBOR cessation communication plans;

•	engaging with our clients, industry working groups, and regulators; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

38    The PNC Financial Services Group, Inc. – Form 10-Q

See the Risk Factors section in Item IA and Risk Management Market Rate Management - Interest Rate Risk section in Item 7 disclosed in our 2019 Form 10-K for additional information regarding the planned discontinuance of LIBOR as a reference rate.
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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first three months of 2020 and 2019 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2019 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $71 million for the three months ended March 31, 2020 compared to $48 million for the same period in 2019. The increase was primarily due to higher derivative clients sales revenue partially offset by client-related trading losses due to market volatility resulting from COVID-19.
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
A summary of our equity investments follows:
Table 32: Equity Investments Summary

	March 31 2020	December 31 2019	Change
Dollars in millions			$	%
BlackRock	$8,511	$8,558	$(47)	(1)%
Tax credit investments	2,134	2,218	(84)	(4)%
Private equity and other	2,560	2,958	(398)	(13)%
Total	$13,205	$13,734	$(529)	(4)%

BlackRock
We owned approximately 35 million common stock equivalent shares of BlackRock equity at March 31, 2020, accounted for under the equity method. The Business Segments Review section of this Financial Review includes additional information about BlackRock.
Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.9 billion and $1.0 billion at March 31, 2020 and December 31, 2019, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2019 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.5 billion at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2019 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

The PNC Financial Services Group, Inc. – Form 10-Q 39

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the March 31, 2020 per share closing price of $161.12 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $919 million at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2019 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at March 31, 2020 and March 31, 2019.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies and Note 6 Fair Value in our Notes To Consolidated Financial Statements in our 2019 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

The outbreak of COVID–19 resulted in legislative, regulatory and supervisory actions. See Part II, Item 1A Risk Factors for a description of the risks presented by COVID–19.

Coronavirus Aid, Relief and Economic Security Act
In March 2020, the U.S. Congress passed, and President Trump signed into law, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which includes a variety of provisions designed to aid business and consumers financially impacted by the COVID-19 pandemic and associated public health directives. The provisions of the CARES Act applicable to individuals and businesses generally include, among other things:
•Refundable tax credits for eligible taxpayers of $1,200 ($2,400 for married taxpayers filing jointly), plus $500 per child, subject to income limitations;

•
Funding for an additional 13 weeks of unemployment benefits, an additional $600 a week (for up to four months) of unemployment payments, and payments during the first week of an individual’s unemployment on a temporary basis;

•	Delays in the payment of the employer portion of Social Security taxes otherwise payable through January 1, 2021, with 50% of delayed amounts due by each of December 31, 2021 and December 31, 2022;

•	An expansion of the ability of corporate taxpayers to take advantage of net operating losses; and

•
Refundable tax credits for eligible employers against their portion of Social Security taxes equal to 50% of eligible wages paid between March 13, 2020 and December 31, 2020 (up to a maximum of $10,000 per employee) if the employer’s operations were fully or partially suspended by governmental authorities due to the COVID-19 crisis or the employer experienced a significant decline in gross receipts (as measured in the manner specified in the CARES Act).

The CARES Act, as subsequently amended by the Paycheck Protection Program and Health Care Enhancement Act, also authorizes the Small Business Administration (SBA) and the Treasury Department to expend up to $659 billion to support the issuance by SBA approved lenders of loans of up to $10 million to small and medium-sized businesses that meet certain size and other eligibility requirements under a new Paycheck Protection Program (PPP). Of the authorized amount, the SBA is required to reserve at least $60 billion in funding for PPP loans made by lenders with $50 billion or less in total assets. Borrowers may use the proceeds of a PPP loan only for specified purposes (such as meeting payroll) and borrowers can have the loan partially or fully forgiven (and repaid by the SBA) to the extent the borrower expends funds during the eight weeks following receipt of the loan proceeds for payroll costs or other specified expenses. Borrowers and lenders are required to provide certain certifications and documentation, and conduct certain

40    The PNC Financial Services Group, Inc. – Form 10-Q

reviews, in connection with PPP loan applications as specified in the PPP rules and associated guidance, which are subject to change upon further clarification by the SBA and Treasury. PNC Bank is participating in the PPP. However, in light of the exceptionally strong demand for PPP loans, both among customers of PNC Bank and small businesses generally, it is possible that not all eligible applicants for PPP loans will be processed and receive SBA approval before the currently available funding runs out.

The CARES Act also permits residential and multifamily mortgage borrowers with federally backed mortgages to request payment forbearance for up to six months or 30 days, respectively, under a streamlined process if the borrower is experiencing a financial hardship due to the COVID-19 national emergency. The borrower may request an extension of these forbearance periods, for up to an additional six months for residential borrowers and 60 days for multifamily borrowers. Residential mortgage borrowers with federally backed mortgages, and tenants of multifamily borrowers that receive forbearance under these provisions, also benefit from certain foreclosure and eviction protections. For these purposes, federally backed mortgages include those guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), the Federal Housing Administration or the Veterans Administration. Under revised Federal Housing Finance Agency policies, servicers of FNMA and FHLMC-guaranteed residential mortgages, such as PNC Bank, will no longer have an obligation to advance scheduled payments on a mortgage loan that is in a mortgage-backed security once the servicer has advanced four months of missed payments on the loan. Various states and municipalities also have imposed new foreclosure and eviction limitations of varying scope and degree in response to the COVID-19 pandemic. The CARES Act also provides consumers certain temporary protections against the reporting of negative credit information to a credit reporting agency as a result of loan accommodations provided during the COVID-19 national emergency.

The CARES Act permits financial institutions to temporarily suspend the requirements under GAAP to categorize loan modifications related to the COVID-19 pandemic as a TDR, and the determination of such a loan modification as being a TDR. The federal banking agencies, along with the Consumer Financial Protection Bureau (CFPB) and the National Credit Union Administration, in April 2020, released an interagency statement that, among other things, clarifies the agencies’ views on TDRs, including the interaction between agency guidance on TDRs and the CARES Act. We are following the provisions within the CARES Act and interagency statement when evaluating our COVID-19 related loan modification requests.

Federal Reserve Liquidity Facilities
To help promote the flow of credit and the orderly functioning of financial markets, the Federal Reserve has announced the establishment of a number of new lending or liquidity facilities using its emergency lending authority under section 13(3) of the Federal Reserve Act. Many of these facilities are supported by funding provided by the Treasury Department, either from the Emergency Stabilization Fund or under the CARES Act. These emergency facilities include:

•	Main Street Lending Facility, which will purchase up to $600 billion of participations in eligible loans made by U.S. banking organizations to eligible small- and medium-sized U.S. businesses;

•	Commercial Paper Funding Facility, which will purchase highly rated unsecured and asset-backed commercial paper issued by eligible U.S. issuers;

•
Primary Market Corporate Credit Facility, which will purchase up to $750 billion (in combination with the Secondary Market Corporate Facility) in corporate bonds and loans issued by eligible, investment grade U.S. issuers;

•
Secondary Market Corporate Credit Facility, which will purchase up to $750 billion (in combination with the Primary Market Corporate Facility) in investment grade corporate debt issued by eligible U.S issuers or shares of exchange traded funds that primarily invest in investment grade debt of U.S. issuers;

•	Municipal Liquidity Facility, which will purchase up to $500 billion of certain types of debt obligations issued by states and eligible cities and counties;

•
Term Asset-Backed Securities Loan Facility, which will purchase up to $100 billion in highly rated asset-backed securities that are backed by specified types of consumer, small business or commercial loans;

•	Paycheck Protection Program Lending Facility, which will provide lenders funding secured by SBA-guaranteed loans made under the PPP described above;

•	Primary Dealer Credit Facility, which will provide secured funding to broker-dealers that are registered as primary dealers with the Federal Reserve in exchange for a broad range of collateral; and

•
Money Market Mutual Fund Liquidity Facility, which is intended to provide liquidity to money market mutual funds by lending to U.S. banking entities in exchange for highly-rated collateral acquired from money market mutual funds.

These facilities generally will stop making loans or asset purchases no later than September 30, 2020, unless the Federal Reserve and the Secretary of the Treasury approve an extension.

In addition, in March 2020, the Federal Reserve announced changes to its discount window lending for insured depository institutions, such as PNC Bank. These changes permit insured depository institutions to borrow from the discount window, on a fully collateralized basis, for periods of up to 90 days, with such loans being prepayable and renewable by the borrowing institution on a daily basis. These changes, which will remain in effect until the Federal Reserve announces otherwise, provide insured depository institutions additional tools for managing their liquidity profile, including for purposes of the Liquidity Coverage Ratio (for institutions, like PNC and PNC Bank, subject to that regulatory metric).

The PNC Financial Services Group, Inc. – Form 10-Q 41

The Federal Reserve must publicly disclose the details (including the name of the borrower or counterparty) of discount window transactions and transactions conducted by facilities established by the Federal Reserve under section 13(3) of the Federal Reserve Act on a delayed basis.

Capital, Capital Planning and Liquidity
In March 2020, the Federal banking agencies adopted an interim final rule that permits banking organizations that are subject to the Accounting Standards Board Accounting Standard Update No. 2016-13 (Measurement of Credit Losses on Financial Instruments) (commonly referred to as the Current Expected Credit Loss standard or “CECL”) during 2020 to delay CECL's estimated impact on CET1 capital, as defined by the rule. CECL's estimated impact on CET1 capital is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 through December 31, 2021, then phased-out over the following three years. PNC and PNC Bank have elected the five-year transition period effective March 31, 2020 impacting regulatory capital ratios disclosed in this Report. Comments on the interim final rule are due by May 15, 2020. Separately, PNC and PNC Bank have not elected, and do not expect to elect in the future, to defer implementation of the CECL standard for financial reporting purposes, as otherwise permitted by the CARES Act.

In March 2020, the Federal Reserve issued a final rule to integrate its capital plan rule and stress testing process with its Basel III regulatory capital rules. Among other things, the rules introduce a new common equity tier 1 (CET1) stress capital buffer (SCB) that will replace the Basel III capital conservation buffer for covered bank holding companies (BHCs). The SCB is calculated based on the start-to-trough change (as projected by the Federal Reserve) in the organization’s CET1 ratio in the Supervisory Severely Adverse scenario during the Comprehensive Capital Analysis and Review (CCAR) process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Under the rules, once the SCB rules become effective, PNC would be subject to automatic restrictions on capital distributions and certain discretionary incentive compensation payments if its CET1 ratio fell below (i) 4.5%, plus (ii) its applicable stress capital buffer, plus (iii) any countercyclical capital buffer (which is currently set at zero in the United States). Similar SCB-based buffers apply to Tier 1 and Total Risk-Based capital. The SCB becomes effective on October 1, 2020, and the Federal Reserve has indicated that it will provide covered BHCs their preliminary and final SCB amounts by June 30 and August 31, respectively, each year. Once the SCB becomes effective, covered BHCs, such as PNC, may increase their capital distributions without seeking prior Federal Reserve approval, provided the BHC otherwise complies with its SCB and any other applicable buffer requirement. In connection with these changes, the Federal Reserve announced that covered BHCs (including PNC) would no longer be subject to a capital plan objection from the Federal Reserve during the CCAR process for quantitative reasons.

In March 2020, the Federal Reserve, OCC and FDIC also adopted an interim final rule that revises the definition of “eligible retained income” for purposes of the SCB and other Basel III capital buffers. This revision is designed to phase in the potential application of these buffers more gradually, especially in periods when banking organizations are distributing all or a substantial majority of their net income. Under the interim final rule, eligible retained income is the greater of (i) the banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of the banking organization’s net income over the preceding four quarters. Comments on the interim final rule are due by May 4, 2020.

In April 2020, the Federal Reserve adopted an interim final rule that permits BHCs that are subject to the supplementary leverage ratio requirement, including PNC, to exclude, through March 31, 2021, treasury securities and balances held at Federal Reserve Banks from the organization’s total leverage exposure for purposes of calculating its supplementary leverage ratio. This rule became effective on April 14, 2020, and comments on the rule are due by May 29, 2020.

During March and April 2020, the Federal banking agencies released two interim final rules to encourage banking organizations to use the Money Market Mutual Fund Liquidity Facility and Paycheck Protection Program Liquidity Facility. Under the interim final rules, banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of these programs. The banking agencies also clarified that, consistent with the CARES Act, covered loans originated by a banking organization under the PPP will receive a zero percent risk weight for regulatory capital purposes, even if not pledged to the Federal Reserve. Comments on these interim final rules are due by May 7 and May 13, 2020, respectively.

Other COVID-19 Related Financial Agency Developments
The Federal banking agencies, SEC, and Commodity Futures Trading Commission (CFTC) have issued other rules, guidance, statements, orders or other actions to, among other things, facilitate the continued provision of financial services, encourage financial institutions to work with customers affected by the pandemic, and reduce operational or regulatory challenges resulting from the pandemic and the private-sector and governmental actions designed to mitigate its effects, including directives for personnel to work from home to the fullest extent possible. These actions and statements, among others, have outlined temporary changes to supervisory and enforcement practices, clarified when appraisals or evaluations are required for real estate-secured transactions and allowed required appraisals and evaluations to be deferred in certain circumstances, encouraged banking organizations to use their capital and

42    The PNC Financial Services Group, Inc. – Form 10-Q

liquidity buffers to continue to provide credit to customers and support the smooth functioning of markets, and encouraged financial institutions to make available small-dollar loans to consumers and small businesses affected by COVID-19.

In March 2020, the CFTC extended the schedule for registered swap dealers to post and collect initial margin with certain swap dealer counterparties, including PNC Bank, that have small uncleared swap portfolios. Under the extension, swap dealers will not have to collect initial margin on trades with PNC Bank until September 1, 2021, an extension of one year from the prior schedule.

Also in March 2020, the Federal Reserve delayed, until September 30, 2020, the effective date of its new framework for determining when a company is presumed to “control” another company for purposes of the Bank Holding Company Act. The FDIC extended, until June 9, 2020, the public comment period on its proposed rules which define when a deposit is considered “brokered” for purposes of the Federal Deposit Insurance Act. PNC Bank also received approval from the OCC, with the concurrence of the Federal Reserve, permitting it, for a limited period of time and subject to certain conditions, to purchase municipal variable-rate demand notes (VRDNs) from PNC Capital Markets LLC, a nonbank affiliate, in order to promote liquidity in the market for VRDNs without such transactions counting towards the quantitative limits on affiliate transactions in section 23A of the Federal Reserve Act and the Federal Reserve’s Regulation W. As of March 31, 2020, PNC Bank had not acquired any VRDNs from PNC Capital Markets LLC in reliance on this approval.

Finally, in March 2020, the OCC requested public comment on proposed amendments to its licensing policies and procedures that govern when and how national banks, such as PNC Bank, may engage in a host of corporate transactions or activities such as business combinations, branching, operating subsidiaries, and dividend payments. The proposed rules would, among other things, permit national banks to elect to follow state procedures for certain business combinations, expand the scope of operating subsidiary activities that qualify for an after-the-fact notice procedure (rather than an application), modify the standards for when a national bank is considered “well managed” for certain procedures and requirements, and relax the restrictions applicable to permissible non-controlling investments. Comments on the proposed rules are due by May 4, 2020.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2019 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements, including discussion of our policies for the Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit prior to the adoption of the CECL standard. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements, including CECL, that were adopted in the first quarter of 2020.

Certain policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions and such variations may significantly affect our reported results and financial position for the period or in future periods.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2019 Form 10-K:

•	Fair Value Measurements

•	Residential and Commercial Mortgage Servicing Rights

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, finance leases (including residual values), trade receivables and other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets taking into consideration expected prepayments. Our determination of the ACL is based on historical loss experience, borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions, to interpret these factors to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology weaknesses. The ACL estimates are therefore susceptible to various factors, including, but not limited to, the following major factors:
•Current economic conditions and borrower quality: Our forecast of expected losses depends on conditions and portfolio quality as of the estimation date. As current conditions evolve, forecasted losses could be materially affected.

•	Scenario weights and design: Our loss estimates are sensitive to the shape and severity of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Change to probability weights assigned to these scenarios and timing of peak business cycles reflected by the scenarios could materially affect our loss estimates.

•	Portfolio volume and mix: Changes to portfolio volume and mix could materially affect our estimates, as CECL reserves would be recognized at origination or acquisition.

The PNC Financial Services Group, Inc. – Form 10-Q 43

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of the components are discussed in Note 1
Accounting Policies in the Notes To Consolidated Financial Statements of this Report.

Reasonable and Supportable Economic Forecast
Under CECL, we are required to consider reasonable and supportable forecasts in estimating expected credit losses. For this purpose, we have established a framework which includes a three year reasonable and supportable economic forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes over our reasonable and supportable forecast period (RSFP).

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the RSFP. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the RSFP. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s CECL Reserve Adequacy Committee (CECL RAC). This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s CECL RAC and the committee determines and approves CECL scenarios weights for use for the current reporting period.

The scenarios used for the period ended March 31, 2020 were designed to address the emerging COVID-19 crisis, based on our best estimate as of March 31, 2020. We used a number of economic variables, a large driver being GDP. Using a weighted average of our four economic forecast scenarios, we estimated at March 31, 2020 that annualized GDP contracts 11.2% in the second quarter of 2020 and ends 2020 down 2.3%, with recovery to the pre-recession peak levels occurring by the fourth quarter of 2021. Since March 31, 2020, the macro-economic backdrop has worsened, suggesting additional deterioration in GDP, unemployment and other economic factors than what our forecasted scenarios contemplated. Should this macro-economic environment persist, we will adjust our scenarios accordingly, which would likely result in a material build to our allowance for credit losses during the second quarter of 2020.

Our RSFP credit loss estimates are sensitive to the shape and severity of the scenarios used and weights assigned to them. For example, as of March 31, 2020, our most severe forecasted scenario assumed a 30% annualized contraction in GDP in the second quarter of 2020 followed by another 20% annualized contraction in GDP in the third quarter of 2020, leading to a peak-to-trough decline of 14%. For our stress informational purposes, we considered our most severe forecast scenario in isolation to determine a hypothetical impact. A 100% weighting of this severe forecast scenario at March 31, 2020 would have resulted in full year 2020 provision for credit losses of approximately $9.4 billion. This scenario was not our expectation at March 31, 2020 and does not reflect our current expectation, nor does it capture all the potential unknown variables that would likely arise over 2020, but it provides an approximation of losses under our worst case scenario as of March 31, 2020. The CECL methodology inherently requires a high degree of judgment. As a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.
See the following for additional details on the components of our ACL, as well as the methodologies and related assumptions:

•	Allowance For Credit Losses in the Credit Risk Management section of this Financial Review, and

•	Note 1 Accounting Policies, Note 2 Investment Securities and Note 3 Loans in the Notes To Consolidated Financial Statements included in this Report.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2019 Form 10-K and in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities and Note 8 Commitments in the Notes To Consolidated Financial Statements included in this Report.

A summary and further description of variable interest entities (VIEs) is included in Note 1 Accounting Policies and Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2019 Form 10-K.

Trust Preferred Securities
See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in our 2019 Form 10-K for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities.

44    The PNC Financial Services Group, Inc. – Form 10-Q

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2020, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2020, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
GLOSSARY OF TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2019 Form 10-K. Below are terms that have been added or updated based upon our adoption of CECL and the 2019 Tailoring Rules on January 1, 2020.

Allowance for credit losses (ACL) – A valuation account that is deducted from or added to the amortized cost basis of the related financial assets to present the net carrying value at the amount expected to be collected on the financial asset.

Amortized cost basis – Amount at which a financial asset is originated or acquired, adjusted for applicable accretion or amortization of premiums, discounts and net deferred fees or costs, collection of cash, charge-offs, foreign exchange and fair value hedge accounting adjustments.

Basel III common equity Tier 1 capital (Tailoring Rules) - Common stock plus related surplus, net of treasury stock, plus retained earnings, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items individually exceed 25% of our adjusted Basel III common equity Tier 1 capital.

Collateral dependent loans – Loans expected to be repaid substantially through the operation or sale of the collateral when a borrower is experiencing financial difficulty, and for which the related ACL is determined by the loan collateral's fair value (less cost to sell, where appropriate).

Current Expected Credit Loss (CECL) – Methodology for estimating the allowance for credit losses on in-scope financial assets held at amortized cost and unfunded lending related commitments, which uses a combination of expected losses over a reasonable and supportable forecast period, a reversion period and long run average credit losses for their estimated contractual term.

Estimated contractual term - In the context of CECL, contractual term of the financial asset or credit exposure, adjusted for estimated draws and prepayments, certain embedded extension options and extensions granted under troubled debt restructurings.

Exposure at default (EAD) – The credit exposure estimated to be outstanding in the event of default of a credit obligor.

Long run average (LRA) – In the context of CECL, expected credit losses or credit risk parameters for the remaining estimated contractual maturity beyond the reasonable and supportable forecast and reversion periods. The long run average is generally derived from historical loss information and current portfolio characteristics, without considering current or forecasted conditions.

Loss given default (LGD) - Assuming a credit obligor enters default status, an estimate of loss, based on collateral type, collateral value, loan exposure and other factors. LGD is net of recovery, through any means, including but not limited to the liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

Probability of default (PD) - An estimate of the likelihood that a credit obligor will enter default status.

Purchased credit deteriorated assets – Acquired loans or debt securities that, at acquisition, are determined to have experienced a more-than-insignificant deterioration in credit quality since origination or issuance.

Reasonable and supportable forecast period (RSFP) – In the context of CECL, the period for which forecasts and projections of macroeconomic variables have been determined to be reasonable and supportable, and are used as inputs for ACL measurement.

The PNC Financial Services Group, Inc. – Form 10-Q 45

Reversion period – In the context of CECL, the period between the end of the reasonable and supportable forecast period and the point at which losses are expected to have reverted to their long run average, in order to reflect an overall reasonable estimate of expected credit losses.

Unfunded lending related commitments – Standby letters of credit, financial guarantees, commitments to extend credit and similar unfunded obligations that are not unilaterally, unconditionally, cancelable at PNC’s option.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We also make statements in this Report, and we may from time to time make other statements, regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting us and our future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions.
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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impacts of tariffs and other trade policies of the U.S. and its global trading partners.

–	The length and extent of economic contraction as a result of the coronavirus (COVID-19) pandemic.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

–
Our baseline economic forecast is for a severe but short recession in the first half of 2020. Restrictions on movement because of the COVID-19 pandemic have led to a huge drop in consumer spending and a steep drop in output as many workers are unable to get to their jobs. We expect a significant contraction in U.S. real GDP and steep job losses over the next few months and a large increase in the unemployment rate in through mid-2020.

–
In the baseline forecast, economic growth resumes in the third quarter as consumers start to spend again. Fiscal stimulus and extremely low interest rates support the recovery. Real GDP surpasses its pre-recession peak in the second half of 2021, and growth is well above its long-term trend through 2022.

–	The baseline forecast assumes that the Federal Open Market Committee keeps the federal funds rate in its current range of 0.00% to 0.25% into 2023.

•
Given the many unknowns and risks being heavily weighted to the downside, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and restrictions on movement last into the third quarter or beyond, the recession would be much longer and much more severe. Ineffective fiscal stimulus, or an extended delay in implementing it, are also major downside risks. The deeper the recession is, and the longer it lasts, the more it will damage consumer fundamentals and sentiment. This could both prolong the recession, and/or make any recovery weaker. Similarly, the recession could damage business fundamentals. And an extended global recession due to COVID-19 would weaken the U.S. recovery. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

•
PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to review by the Federal Reserve Board as part of PNC’s comprehensive capital plan for the applicable period in connection with the Federal Reserve

46    The PNC Financial Services Group, Inc. – Form 10-Q

Board’s Comprehensive Capital Analysis and Review (CCAR) process. During the third quarter of 2020, the Federal Reserve’s revised capital plan rule permits PNC to make capital distributions in an amount equal to the average quarterly amount that was approved by the Federal Reserve for the 2019 capital plan year (July 1, 2019 through June 30, 2020). Once the Federal Reserve's new stress capital buffer rules become effective on October 1, 2020, our ability to take certain capital actions, including returning capital to shareholders, will be subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board as part of the annual CCAR process.

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

We provide greater detail regarding these as well as other factors in our 2019 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2020	2019
Interest Income
Loans	$2,480	$2,602
Investment securities	582	620
Other	138	206
Total interest income	3,200	3,428
Interest Expense
Deposits	375	472
Borrowed funds	314	481
Total interest expense	689	953
Net interest income	2,511	2,475
Noninterest Income
Asset management	382	437
Consumer services	377	371
Corporate services	526	462
Residential mortgage	210	65
Service charges on deposits	168	168
Other	343	308
Total noninterest income	2,006	1,811
Total revenue	4,517	4,286
Provision For Credit Losses	914	189
Noninterest Expense
Personnel	1,369	1,414
Occupancy	207	215
Equipment	287	273
Marketing	58	65
Other	622	611
Total noninterest expense	2,543	2,578
Income before income taxes and noncontrolling interests	1,060	1,519
Income taxes	145	248
Net income	915	1,271
Less: Net income attributable to noncontrolling interests	7	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	$844	$1,197
Earnings Per Common Share
Basic	$1.96	$2.62
Diluted	$1.95	$2.61
Average Common Shares Outstanding
Basic	429	455
Diluted	430	456
See accompanying Notes To Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2020	2019
Net income	$915	$1,271
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,487
Net unrealized gains (losses) on securities with an allowance for credit losses	(7)
Net unrealized gains (losses) on non-OTTI securities		639
Net unrealized gains (losses) on OTTI securities		9
Net unrealized gains (losses) on cash flow hedge derivatives	785	100
Pension and other postretirement benefit plan adjustments	12	145
Other	(26)	34
Other comprehensive income (loss), before tax and net of reclassifications into Net income	2,251	927
Income tax benefit (expense) related to items of other comprehensive income	(532)	(207)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	1,719	720
Comprehensive income	2,634	1,991
Less: Comprehensive income attributable to noncontrolling interests	7	10
Comprehensive income attributable to PNC	$2,627	$1,981
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 49

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2020	December 31 2019
In millions, except par value
Assets
Cash and due from banks	$7,493	$5,061
Interest-earning deposits with banks	19,986	23,413
Loans held for sale (a)	1,693	1,083
Investment securities – available for sale	89,077	69,163
Investment securities – held to maturity (b)	1,469	17,661
Loans (a)	264,643	239,843
Allowance for credit losses – loan and lease losses (c)	(3,944)	(2,742)
Net loans	260,699	237,101
Equity investments (d)	13,205	13,734
Mortgage servicing rights	1,082	1,644
Goodwill	9,233	9,233
Other (a) (b)	41,556	32,202
Total assets	$445,493	$410,295
Liabilities
Deposits
Noninterest-bearing	$81,614	$72,779
Interest-bearing	223,590	215,761
Total deposits	305,204	288,540
Borrowed funds
Federal Home Loan Bank borrowings	23,491	16,341
Bank notes and senior debt	31,438	29,010
Subordinated debt	6,475	6,134
Other (e)	11,995	8,778
Total borrowed funds	73,399	60,263
Allowance for credit losses – unfunded lending related commitments (c)	450	318
Accrued expenses and other liabilities	17,150	11,831
Total liabilities	396,203	360,952
Equity
Preferred stock (f)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,712	2,712
Capital surplus	16,288	16,369
Retained earnings	41,885	42,215
Accumulated other comprehensive income	2,518	799
Common stock held in treasury at cost: 118 and 109 shares	(14,140)	(12,781)
Total shareholders’ equity	49,263	49,314
Noncontrolling interests	27	29
Total equity	49,290	49,343
Total liabilities and equity	$445,493	$410,295

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.5 billion, Loans of $1.1 billion and Other assets of $.1 billion at March 31, 2020 and Loans held for sale of $1.1 billion, Loans of $.7 billion and Other assets of $.1 billion at December 31, 2019.

(b)
Amounts as of March 31, 2020 are net of the related Allowances for Credit Losses recorded in accordance with the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, which totaled $2 million and $19 million for Investment securities and Other assets, respectively. See Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.

(c)
Amounts as of March 31, 2020 reflect the impact of adopting the CECL accounting standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent Allowance for Loans and Leases (ALLL) under the incurred loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

(d)	Amounts include our equity investment in BlackRock.

(e)	Our consolidated liabilities at both March 31, 2020 and December 31, 2019 included Other borrowed funds of $.1 billion for which we have elected the fair value option.

(f)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

50    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2020	2019
Operating Activities
Net income	$915	$1,271
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	914	189
Depreciation and amortization	328	272
Deferred income taxes	(226)	111
Changes in fair value of mortgage servicing rights	620	210
Undistributed earnings of BlackRock	(56)	(111)
Net change in
Trading securities and other short-term investments	(1,014)	358
Loans held for sale	(452)	320
Other assets	(6,912)	(2,931)
Accrued expenses and other liabilities	5,376	1,796
Other	(189)	(84)
Net cash provided (used) by operating activities	$(696)	$1,401
Investing Activities
Sales
Securities available for sale	$5,447	$840
Loans	314	306
Repayments/maturities
Securities available for sale	4,332	2,103
Securities held to maturity	12	510
Purchases
Securities available for sale	(11,889)	(3,861)
Securities held to maturity	(4)	(23)
Loans	(100)	(468)
Net change in
Federal funds sold and resale agreements	965	4,810
Interest-earning deposits with banks	3,427	(4,368)
Loans	(25,758)	(6,085)
Other	(125)	213
Net cash provided (used) by investing activities	$(23,379)	$(6,023)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q 51

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Three Months Ended March 31
	2020	2019
Financing Activities
Net change in
Noninterest-bearing deposits	$8,857	$(2,337)
Interest-bearing deposits	7,829	5,736
Federal funds purchased and repurchase agreements	2,306	2,232
Federal Home Loan Bank borrowings	(400)
Other borrowed funds	1,044	250
Sales/issuances
Federal Home Loan Bank borrowings	9,060	5,000
Bank notes and senior debt	3,486	2,147
Other borrowed funds	172	397
Common and treasury stock	23	22
Repayments/maturities
Federal Home Loan Bank borrowings	(1,510)	(6,000)
Bank notes and senior debt	(2,100)	(1,750)
Other borrowed funds	(172)	(296)
Acquisition of treasury stock	(1,522)	(826)
Preferred stock cash dividends paid	(63)	(63)
Common stock cash dividends paid	(503)	(436)
Net cash provided (used) by financing activities	$26,507	$4,076
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	2,432	(546)
Cash and due from banks and restricted cash at beginning of period	5,061	5,608
Cash and due from banks and restricted cash at end of period	$7,493	$5,062
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$7,161	$5,062
Restricted cash	332
Cash and due from banks and restricted cash at end of period	$7,493	$5,062
Supplemental Disclosures
Interest paid	$638	$907
Income taxes paid	$36	$30
Income taxes refunded	$5	$2
Leased assets obtained in exchange for new operating lease liabilities	$57	$155
Right-of-use assets recognized at adoption of ASU 2016-02		$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$313	$139
Transfer from loans to foreclosed assets	$37	$48
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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2019 Form 10-K. These interim consolidated financial statements serve to update our 2019 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been significant changes to our accounting policies as disclosed in our 2019 Form 10-K due to the adoption of the current expected credit losses standard. The updated policies impacted by this adoption are included in this Note 1 in the first quarter of 2020. Reference is made to Note 1 Accounting Policies in our 2019 Form 10-K for a detailed description of all other significant accounting policies.

Use of Estimates

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements and allowance for credit losses (ACL). Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

The PNC Financial Services Group, Inc. – Form 10-Q 53

Recently Adopted Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Credit Losses- ASU 2016-13

Issued June 2016

Codification Improvements - ASU 2019-04

Various improvements related to Credit Losses (Topics 1, 2 and 5)

Issued April 2019

Targeted Transition Relief - Credit Losses - ASU 2019-05

Issued May 2019

Codification Improvements - ASU 2019-11

Issued November 2019

• Commonly referred to as the Current Expected Credit Losses (CECL) standard.

•Replaces measurement, recognition and disclosure guidance for credit related reserves (i.e., the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit) and Other than Temporary Impairment (OTTI) for debt securities.

•Requires the use of an expected credit loss methodology; specifically, current expected credit losses for the remaining life of the asset will be recognized starting from the time of origination or acquisition.

•Methodology applies to loans, net investment in leases, debt securities and certain financial assets not accounted for at fair value through net income. It also applies to unfunded lending related commitments except for unconditionally cancellable commitments.

•In-scope assets are presented at the net amount expected to be collected after the deduction or addition of the ACL from the amortized cost basis of the assets.

• Requires inclusion of expected recoveries of previously charged-off amounts for in-scope assets.

• Requires enhanced credit quality disclosures including disaggregation of credit quality indicators by vintage.

• Requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings at adoption.

• Adopted January 1, 2020 under the modified retrospective approach. The cumulative-effect adjustment to retained earnings totaled $671 million at adoption.

• Amended presentation and disclosures are required prospectively. Refer to the disclosures in this Note 1, Note 2 Investment Securities, Note 3 Loans and Note 9 Total Equity and Other Comprehensive Income for additional information.

• With the adoption of CECL, we discontinued the accounting for purchased impaired loans and elected the one-time fair value option election for some of these loans and certain residential real estate collateral dependent loans. Loans that were previously accounted for as purchased impaired where the fair value option election was not made are now accounted for as purchased credit deteriorated loans.

• There was no impact to the recorded investment of our investment securities or loans, except for our purchased credit deteriorated loan portfolio. Accounting for these loans as purchased credit deteriorated required an adjustment to the remaining accretable discount and recorded investment in addition to the impact on ACL due to the adoption of CECL methodology.

• Refer to Table 33 for a summary of the impact of the CECL standard adoption.

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

• Adopted January 1, 2020.
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
• Adopted January 1, 2020. • The adoption of this standard did not impact our consolidated results of operations or our consolidated financial position.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Reference Rate Reform - ASU 2020-04 Issued March 2020
• Provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
• Includes optional expedients related to contract modifications that allow an entity to account for modifications (if certain criteria are met) as if the modifications were only minor (assets within the scope of ASC 310, Receivables), were not substantial (assets within the scope of ASC 470, Debt), and/or did not result in remeasurements or reclassifications (assets within the scope of ASC 842, Leases, and other Topics) of the existing contract.
• Includes optional expedients related to hedging relationships within the scope of ASC 815, Derivatives & Hedging, whereby changes to the critical terms of a hedging relationship do not require dedesignation if certain criteria are met. In addition, potential sources of ineffectiveness as a result of reference rate reform may be disregarded when performing some effectiveness assessments.
• Allows for a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.
• Guidance in this ASU is effective as of March 12, 2020 through December 31, 2022.

• Adopted March 12, 2020, will apply prospectively.
• As of March 31, 2020, we have not yet elected any optional expedients outlined in this ASU. However, we plan to elect these optional expedients in the future.

The following table presents the impact of adopting the CECL standard on January 1, 2020 on our allowance and retained earnings.

Table 33: Impact of the CECL Standard Adoption

	ALLL (a)		ACL (a)
In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Allowance (a)
Loans and leases
Commercial lending	$1,812	$(304)	$1,508
Consumer lending	930	767	1,697
Total loans and leases allowance	2,742	463	3,205
Unfunded lending related commitments (b)	318	179	497
Other	—	19	19
Total allowance	$3,060	$661	$3,721

In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Impact to retained earnings (c)	$42,215	$(671)	$41,544
(a) Amounts at December 31, 2019 represent the ALLL and the allowance for unfunded loan commitments and letters of credit. The amounts at January 1, 2020 represent the ACL.
(b) Unfunded lending related commitments are primarily unfunded loan commitments and letters of credit. See Note 3 Loans for additional information.
(c) Transition adjustment includes the increase in the total allowance of $.7 billion and the impact of the fair value option election of $.2 billion, offset by the tax impact of $.2 billion.

Cash, Cash Equivalents and Restricted Cash

Cash and due from banks are considered cash and cash equivalents for financial reporting purposes because they represent a primary source of liquidity. Certain cash balances within Cash and due from banks on our Consolidated Balance Sheet are restricted as to withdrawal or usage by legally binding contractual agreements or regulatory requirements.

The PNC Financial Services Group, Inc. – Form 10-Q 55

Investments

We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
• Ownership interest,
• Our plans for the investment, and
• The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held to maturity, or available for sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities, are reported in the Other assets line item on our Consolidated Balance Sheet, and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in Other noninterest income. We classify debt securities as held to maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any ACL. Debt securities not classified as held to maturity or trading are classified as securities available for sale, and are carried at fair value. Unrealized gains and losses on available for sale securities are included in Accumulated other comprehensive income (AOCI) net of income taxes.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or, for debt securities where an other-than-temporary impairment was recorded, the effective interest rate determined based on improved cash flows subsequent to an impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in Other noninterest income on the Consolidated Income Statement.

As discussed in the Recently Adopted Accounting Standards section of this Note 1, we adopted the CECL standard as of January 1,
2020, which requires expected credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available for sale security is considered impaired if the fair value is less than amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of ACL is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell or believe it is more likely than not we will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through the Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available for sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet. The CECL standard is applied prospectively to debt securities and, as a result, the amortized cost basis of investment securities for which OTTI had previously been recorded did not change upon adoption. For information on the policies previously applied to determine OTTI, see the Debt Securities section of Note 1 Accounting Policies in our 2019 Form 10-K.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of March 31, 2020, nonaccrual or past due held-to-maturity securities were immaterial.

A security may be partially or fully charged off against the ACL if it is determined to be uncollectible, including, for an available for sale security, if we have the intent to sell or believe it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. Recoveries of previously charged-off available for sale securities are recognized when received, while recoveries on held to maturity securities are recognized when expected.

See the Allowance for Credit Loss section of this Note 1 for further discussion regarding the methodologies used to determine the
ACL on investment securities. See Note 2 Investment Securities for additional information about the investment securities portfolio and the related ACL.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

Loans held for investment, excluding purchased credit deteriorated loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees, costs on originated loans, and premiums or discounts on purchased loans, and charge-offs. Amortized cost basis does not include accrued interest, as we include accrued interest in Other Assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement, and are excluded from measurement of ACL.

In addition to originating loans, we also acquire loans through the secondary loan market, portfolio purchases or acquisitions of other financial services companies. Certain acquired loans that have experienced a deterioration of credit quality since origination (i.e., purchased credit deteriorated) are recognized at fair value. ACL for purchased credit deteriorated loans is measured at the acquisition date and added to the acquisition date fair value to determine the amortized cost basis for these loans. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized through a charge to the provision for credit losses resulting in an increase in the ACL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ACL.

We consider a loan to be collateral dependent when we determine that substantially all of the expected cash flows will be generated from the operation or sale of the collateral underlying the loan, the borrower is experiencing financial difficulty and we have elected to measure the loan at the estimated fair value of collateral (less costs to sell if sale or foreclosure of the property is expected).
Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable.

See the Allowance for Credit Losses section of this Note 1 for further discussion regarding the methodologies and significant inputs used to determine the ACL on loans. See Note 3 Loans for additional information about our loan portfolio and the related ACL.

Loans Held for Sale

We designate loans as held for sale when we have the intent to sell them. At the time of designation to held for sale, any ACL is reversed, and a valuation allowance for shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on these loans (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.

We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while such changes for the residential mortgage loans are measured and recorded in Residential mortgage noninterest income each period. See Note 11 Fair Value for additional information.

Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan’s contractual interest rate.

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans originated or purchased as held for sale for which the fair value option has been elected remain at fair value for the life of the loan.

Nonperforming Loans and Leases

The matrix below summarizes our policies for classifying certain loans as nonperforming loans and/or discontinuing the accrual of loan interest income.

The PNC Financial Services Group, Inc. – Form 10-Q 57

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

Consumer Lending
We generally charge off secured consumer (Home equity, Residential Real Estate and Automobile) nonperforming loans to the fair value of collateral less costs to sell, if lower than the amortized cost basis of the loan outstanding, when delinquency of the loan, combined with other risk factors (e.g., bankruptcy, lien position, or troubled debt restructuring), indicates that the loan, or some portion thereof, is uncollectible as per our historical experience, or the collateral has been repossessed. We charge-off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by residential real estate, are

58    The PNC Financial Services Group, Inc. – Form 10-Q

charged off once they have reached 120-180 days past due.

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged-off resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an adjustment to ACL to reflect the expectation of recoveries in an amount greater than previously expected.

Accounting for Nonperforming Assets and Leases and Other Nonaccrual Loans
For nonaccrual loans, interest income accrual and deferred fee/cost recognition is discontinued. Additionally, the current year accrued and uncollected interest is reversed through Net interest income and prior year accrued and uncollected interest is charged-off, except for credit cards, where we reverse any accrued interest through Net interest income at the time of charge-off, as per industry standard practice. Nonaccrual loans that are also collateral dependent may be charged-off to reduce the basis to the fair value of collateral less costs to sell.

If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. For certain consumer loans, the receipt of interest payments is recognized as interest income on a cash basis. Cash basis income recognition is applied if a loan’s amortized cost basis is deemed fully collectible and the loan has performed for at least six months.

For TDRs, payments are applied based upon their contractual terms unless the related loan is deemed non-performing. TDRs are generally included in nonperforming and nonaccrual loans. However, after a reasonable period of time, generally six months, in which the loan performs under restructured terms and meets other performance indicators, it is returned to performing/accruing status. This return to performing/accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. TDRs resulting from (i) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, and (ii) borrowers that are not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status.

Other nonaccrual loans are generally not returned to accrual status until the borrower has performed in accordance with the contractual terms and other performance indicators for at least six months, the period of time which was determined to demonstrate the expected collection of the loan’s remaining contractual principal and interest. Nonaccrual loans with partially charged-off principal are not returned to accrual. When a nonperforming loan is returned to accrual status, it is then considered a performing loan.

Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned (OREO) comprises principally commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet.
Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted and a charge-off/recovery is recognized to the ACL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

For certain mortgage loans that have a government guarantee, we establish a separate other receivable upon foreclosure. The receivable is measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor.

See Note 3 Loans in this Report for additional information on nonperforming assets, TDRs and credit quality indicators related to our loan portfolio.

Allowance for Credit Losses

Our ACL, in accordance with the CECL standard, is based on historical loss experience, borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, finance leases (including residual values), trade receivables and other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. We estimate the estimated contractual term of assets in scope of CECL considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the pay down or default time period.

The PNC Financial Services Group, Inc. – Form 10-Q 59

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period (RSFP), (ii) a period of reversion to long run average expected losses (reversion period) where applicable, and (iii)
long run average (LRA) expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

We use forward-looking information in estimating expected credit losses for the RSFP. For this purpose, we use the forecasted scenarios produced by PNC's Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative techniques, as well as through analysis from PNC economists and management judgment.

The reversion period is used to bridge RSFP and LRA expected credit losses. We may consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of RSFP relative to the beginning of the LRA period.

The LRA expected credit losses are derived from long run historical credit loss information adjusted for the credit quality of the current portfolio, and therefore do not consider current and forecasted economic conditions.

See the following sections related to investment securities, loans, trade receivables, other financial assets and unfunded lending related commitments for details about specific methodologies.

Allowance for Credit Losses - Investment Securities
A significant portion of our investment securities are issued or guaranteed by either the U.S. government (U.S. Treasury or Government National Mortgage Association (GNMA)) or a government-sponsored agency (Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC)). Taking into consideration historical information and current and forecasted conditions, we do not expect to incur any credit losses on these securities.

Investment securities that are not issued or guaranteed by the U.S. government or a government-sponsored agency consist of both securitized products, such as non-agency mortgage and asset-backed securities, as well as non-securitized products, such as corporate and municipal debt securities. A discounted cash flow approach is primarily used to determine the amount of the ACL required. The estimates of expected cash flows are determined using macroeconomic sensitive models taking into consideration the RSFP and scenarios discussed above. The cash flows expected to be collected, after considering expected prepayments, are discounted at the effective interest rate. For an available-for-sale security, the amount of the ACL is limited to the difference between the amortized cost basis of the security and its estimated fair value.

See Note 2 Investment Securities in this Report for additional information about the investment securities portfolio.

Allowance for Credit Losses - Loans and Leases
Our pooled expected loss methodology is based upon the quantification of risk parameters, such as probability of default (PD), loss given default (LGD) and exposure at default (EAD) for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical credit loss information, current borrower characteristics and forecasted economic variables for the RSFP, coupled with analytical methods, to estimate these risk parameters by loan or loan segments. PD, LGD and EAD parameters are calculated for each forecasted scenario and the LRA period, and combined to generate expected loss estimates by scenario. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Class	Probability of Default (PD)	Loss Given Default (LGD)	Exposure at Default (EAD)
Commercial Lending
Commercial and Equipment Lease Financing	• For wholesale obligors: internal risk ratings based on borrower characteristics and industry • For retail small balance obligors: credit scores, exposure characteristics and industry	• Collateral type, collateral value, industry, size and outstanding exposure for secured loans • Capital structure, industry and size for unsecured loans • Product type and credit scores	• Outstanding balances, contractual maturities and historical prepayment experience • Product type and historical prepayment experience
Commercial Real Estate	• Property performance metrics and capitalization rates for RSFP • Internal risk ratings based on borrower characteristics for LRA	• Property values and anticipated liquidation costs	• Outstanding balances, contractual maturities, historical prepayment experience and contractual extension options
Consumer Lending
Home Equity and Residential Real Estate	• Borrower credit scores, delinquency rates, origination vintage, loan-to-value (LTV) ratios and contractual maturity	• Collateral characteristics, LTV and costs to sell	• Outstanding balances, contractual maturities and historical prepayment experience
Automobile	• Borrower credit scores, borrower income, LTV and contractual maturity	• New vs. used, LTV and borrower credit scores	• Outstanding balances, contractual maturities and historical prepayment experience
Credit Card	• Borrower credit scores, customer type (individual vs. joint) and months on book	• Borrower credit scores	• Pay-down curves estimated using borrower behavior segments, payment ratios and borrower credit scores • Payment ratios are developed using a pro-rata method
Education and Other Consumer	• Net charge-off rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

The following matrix describes the key economic variables that are consumed during the RSFP by loan class, as well as other assumptions that are used for our reversion and LRA approaches.

The PNC Financial Services Group, Inc. – Form 10-Q 61

Loan Class	RSFP - Key Economic Variables	Reversion Method	LRA Approach
Commercial Lending
Commercial and Equipment Lease Financing	• Gross Domestic Product and Gross Domestic Income measures, imports, unemployment rates, House Price Index (HPI), credit spreads, personal income and consumption measures and stock market indices	• Immediate reversion	• Average parameters determined based on internal and external historical data • Modeled parameters using long run economic conditions for retail small business obligors
Commercial Real Estate	• Unemployment rates, Commercial Property Price Index, stock market indices /volatility measures, and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer Lending
Home Equity and Residential Real Estate	• Unemployment rates, HPI and interest rates	• Straight-line over 1-3 years based on economic scenario	• Modeled parameters using long run economic conditions
Automobile	• Unemployment rates, HPI, personal consumption, interest rates, Manheim used car index and domestic oil prices	• Straight-line over 1 year	• Average parameters determined based on internal and external historical data
Credit Card	• Unemployment rates, delinquency rates, personal consumption, HPI and housing data	• Straight-line over 2 years	• Modeled parameters using long run economic conditions
Education and Other Consumer	• Net charge-off rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

After the RSFP, we revert to the LRA over the reversion period noted above, which is the period between the end of the RSFP and when losses are estimated to have completely reverted to the LRA.

Once we have developed a combined estimate of credit losses (i.e., of the RSFP, reversion period and LRA) under each of the forecasted scenarios, we produce a probability-weighted credit loss estimate by loan class. We then add or deduct any qualitative components and other adjustments, such as individually assessed loans, to produce the ACL. See the Individually Assessed Component and Qualitative Component sections of this Note 1 for additional information about those adjustments.

Discounted Cash Flow
In addition to TDRs, we also use a discounted cash flow methodology for our Home Equity and Residential Real Estate loan classes. We determine effective interest rates considering contractual cash flows adjusted for estimated prepayments. Changes in the ACL due to the impact of the passage of time under the discounted cash flow estimate are recognized through the provision for credit losses.

Individually Assessed Component
Loans and leases that do not share similar risk characteristics with a pool of loans are individually assessed as follows:

•
For commercial nonperforming loans greater than or equal to a defined dollar threshold, reserves are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Nonperforming commercial loans below the defined threshold and accruing TDRs are reserved for under a pooled basis.

•
For consumer nonperforming loans classified as collateral dependent, charge-off and ACL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

Qualitative Component
While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. The ACL also takes into account factors that may not be directly measured in the determination of individually assessed or pooled reserves. Such qualitative factors may include, but are not limited to:

62    The PNC Financial Services Group, Inc. – Form 10-Q

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors

See Note 3 Loans for additional information about our loan portfolio and the related allowance.

Accrued Interest
When accrued interest is reversed or charged-off in a timely manner the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. We consider our nonaccrual and charge-off policies to be timely for all of our investment securities, loans and leases, with the exception of consumer credit cards, education loans and certain unsecured consumer lines of credit. We consider the length of time before nonaccrual/charge-off and the use of appropriate other triggering events for nonaccrual and charge-offs in making this determination. Pursuant to these policy elections, we calculate reserves for accrued interest on credit cards, education loans and certain consumer lines of credit, which are then included within the ACL for loans and leases. See the Debt Securities and Nonperforming Loans and Leases sections of this Note 1 for additional information on our nonaccrual and charge-off policies.

Additionally, pursuant to our use of a discounted cash flow methodology in estimating credit losses for our home equity and residential real estate loan classes, applicable reserves for accrued interest are also included within the ACL for loans and leases for these loan classes.

Purchased Credit Deteriorated Loans or Securities
The ACL for purchased credit deteriorated loans or securities is determined at the time of acquisition, as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described previously for loans and securities. In accordance with CECL, the ACL recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.

Allowance for Credit Losses - Unfunded Lending Related Commitments
We maintain the ACL for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable (e.g., unfunded loan commitments, letters of credit and certain financial guarantees), at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans and leases. The ACL for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in the provision for credit losses.

See Note 3 Loans for additional information about this allowance.

Allowance for Credit Losses - Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of March 31, 2020, the ACL for other financial assets was immaterial.

Goodwill

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management performs our goodwill impairment test at a reporting unit level.

PNC has the ability to first perform a qualitative analysis to evaluate whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, PNC determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary. If PNC elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-

The PNC Financial Services Group, Inc. – Form 10-Q 63

not that the fair value of a reporting unit is less than its carrying amount, a quantitative goodwill impairment test is performed. Inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount. The fair value of our reporting units is determined by using discounted cash flows and/or market comparability methodologies. If the fair value is greater than the carrying amount, then the reporting unit's goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

NOTE 2 INVESTMENT SECURITIES

With the adoption of the CECL standard on January 1, 2020, credit losses on investment securities are required to be recognized through the ACL, instead of as a direct write-down to the amortized cost basis of the security. The amortized cost basis of investment securities for which impairment had previously been recorded did not change upon adoption.

We maintain the ACL for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of March 31, 2020, the ACL for investment securities totaled $2 million and primarily related to other debt securities in the held to maturity portfolio.

Additionally, upon adoption of ASU 2019-04 and as permitted by the eligibility requirements in this guidance, we elected to transfer debt securities with an amortized cost of $16.2 billion and a fair value of $16.5 billion from held to maturity to the available for sale portfolio.

See Note 1 Accounting Policies for additional information related to the adoption of the CECL standard, including the methodologies used to determine the ACL for investment securities, and the adoption of ASU 2019-04.

The following table summarizes our available for sale and held to maturity portfolios by major security type.
Table 34: Investment Securities Summary

	March 31, 2020 (a)				December 31, 2019
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$16,102	$879		$16,981	$16,150	$382	$(16)	$16,516
Residential mortgage-backed
Agency	50,828	1,810	$(10)	52,628	35,847	517	(43)	36,321
Non-agency	1,563	142	(62)	1,643	1,515	302	(3)	1,814
Commercial mortgage-backed
Agency	3,181	114	(6)	3,289	3,094	42	(18)	3,118
Non-agency	4,249	27	(194)	4,082	3,352	29	(9)	3,372
Asset-backed	5,339	43	(104)	5,278	5,044	78	(8)	5,114
Other	4,962	218	(4)	5,176	2,788	121	(1)	2,908
Total securities available for sale	$86,224	$3,233	$(380)	$89,077	$67,790	$1,471	$(98)	$69,163
Securities Held to Maturity
U.S. Treasury and government agencies	$781	$143		$924	$776	$56		$832
Residential mortgage-backed
Agency					14,419	270	$(26)	14,663
Non-agency					133	7		140
Commercial mortgage-backed
Agency					59	1		60
Non-agency					430	4		434
Asset-backed	50		$(1)	49	52			52
Other	638	33	(23)	648	1,792	85	(14)	1,863
Total securities held to maturity, net of ACL (c)	$1,469	$176	$(24)	$1,621	$17,661	$423	$(40)	$18,044

(a) The accrued interest associated with our available for sale and held to maturity portfolios totaled $266 million and $2.7 million at March 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of applicable ACL of $2 million at March 31, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. As of March 31, 2020, 87% of our securities held to maturity were rated AAA/AA.

64    The PNC Financial Services Group, Inc. – Form 10-Q

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any ACL. Securities held to maturity are carried at amortized cost less any ACL. Investment securities at March 31, 2020 included $388 million of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for March 31, 2019 was $623 million.

Table 35 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated ACL as of March 31, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis. As of March 31, 2020, we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 35: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2020
Securities Available for Sale
U.S. Treasury and government agencies
Residential mortgage-backed
Agency	$(3)	$409	$(7)	$380	$(10)	$789
Non-agency	(43)	537	(17)	77	(60)	614
Commercial mortgage-backed
Agency	(1)	187	(5)	436	(6)	623
Non-agency	(172)	2,719	(22)	147	(194)	2,866
Asset-backed	(75)	2,815	(25)	538	(100)	3,353
Other	(3)	320			(3)	320
Total securities available for sale	$(297)	$6,987	$(76)	$1,578	$(373)	$8,565

Table 36 presents the gross unrealized losses and fair value of debt securities at December 31, 2019, prior to the adoption of the CECL standard. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more based on the point in time that the fair value declined below the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(14)	$2,451	$(2)	$607	$(16)	$3,058
Residential mortgage-backed
Agency	(6)	2,832	(37)	4,659	(43)	7,491
Non-agency			(3)	102	(3)	102
Commercial mortgage-backed
Agency	(6)	852	(12)	953	(18)	1,805
Non-agency	(4)	1,106	(5)	230	(9)	1,336
Asset-backed	(3)	660	(5)	561	(8)	1,221
Other			(1)	403	(1)	403
Total securities available for sale	$(33)	$7,901	$(65)	$7,515	$(98)	$15,416
Securities Held to Maturity
Residential mortgage-backed - Agency			$(26)	$2,960	$(26)	$2,960
Other	$(1)	$22	(13)	105	(14)	127
Total securities held to maturity	$(1)	$22	$(39)	$3,065	$(40)	$3,087

The PNC Financial Services Group, Inc. – Form 10-Q 65

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2020	$184	$(2)	$182	$38
2019	$27	$(14)	$13	$3

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2020.
Table 38: Contractual Maturity of Debt Securities

March 31, 2020 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$249	$10,949	$3,839	$1,065	$16,102
Residential mortgage-backed
Agency	3	117	2,092	48,616	50,828
Non-agency				1,563	1,563
Commercial mortgage-backed
Agency	7	466	828	1,880	3,181
Non-agency		75	351	3,823	4,249
Asset-backed	15	2,721	1,169	1,434	5,339
Other	505	1,958	1,355	1,144	4,962
Total securities available for sale at amortized cost	$779	$16,286	$9,634	$59,525	$86,224
Fair value	$785	$16,788	$10,017	$61,487	$89,077
Weighted-average yield, GAAP basis (a)	3.10%	2.16%	2.58%	3.14%	2.89%
Securities Held to Maturity
U.S. Treasury and government agencies		$198	$303	$280	$781
Asset-backed		6	18	26	50
Other	$32	379	113	114	638
Total securities held to maturity at amortized cost	$32	$583	$434	$420	$1,469
Fair value	$32	$613	$516	$460	$1,621
Weighted-average yield, GAAP basis (a)	3.32%	3.23%	3.87%	2.63%	3.26%

(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At March 31, 2020, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $38.6 billion and $7.1 billion and fair value of $40.0 billion and $7.3 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2020	December 31 2019
Pledged to others	$25,722	$14,609
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$1,439	$2,349
Permitted amount repledged to others	$1,439	$360

(a)	Balances at December 31, 2019 include $2.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

66    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 3 Loans

Loan Portfolio

Our loan portfolio consists of two portfolio segments – Commercial Lending and Consumer Lending. Each of these segments comprises multiple loan classes. Classes are characterized by similarities in risk attributes and the manner in which we monitor and assess credit risk.

Commercial Lending	Consumer Lending

• Commercial	• Home equity
• Commercial real estate	• Residential real estate
• Equipment lease financing	• Automobile
• Credit card
• Education
• Other consumer

See Note 1 Accounting Policies for additional information on our loan related policies.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk within the loan portfolio based on our defined loan classes. In doing so, we use several credit quality indicators, including trends in delinquency rates, nonperforming status, analysis of PD and LGD ratings, updated credit scores, and originated and updated LTV ratios.

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. With the adoption of the CECL standard, accruing loans past due as of March 31, 2020 include purchased credit deteriorated loans, while amounts as of December 31, 2019 excluded purchased impaired loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard, including the discontinuation of purchased impaired loan accounting.

The following table presents the composition and delinquency status of our loan portfolio at March 31, 2020 and December 31, 2019.

Table 40: Analysis of Loan Portfolio

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (b)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (c)	Total Loans (d)(e)	Accrued Interest Receivable (f)
March 31, 2020 (a)
Commercial Lending
Commercial	$148,467	$97	$22	$51	$170		$494		$149,131	$268
Commercial real estate	28,495	6	1		7		42		28,544	68
Equipment lease financing	6,987	42	2		44		30		7,061
Total commercial lending	183,949	145	25	51	221		566		184,736	336
Consumer Lending
Home equity	24,311	65	28		93		617	$60	25,081	118
Residential real estate	20,934	173	82	300	555	(b)	292	469	22,250	59
Automobile	16,795	177	49	19	245		154		17,194	64
Credit card	6,956	59	37	70	166		10		7,132
Education	3,081	52	30	84	166	(b)			3,247	134
Other consumer	4,961	17	10	10	37		5		5,003	14
Total consumer lending	77,038	543	236	483	1,262		1,078	529	79,907	389
Total	$260,987	$688	$261	$534	$1,483		$1,644	$529	$264,643	$725
Percentage of total loans	98.62%	.26%	.10%	.20%	.56%		.62%	.20%	100.00%

(a)	Amounts in table represent loans held for investment and do not include any associated valuation allowance.

(b)
Past due loan amounts include purchased credit deteriorated loans totaling $.1 billion and government insured or guaranteed Residential real estate loans and Education loans totaling $.4 billion and $.2 billion, respectively, at March 31, 2020.

(c)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(d)	Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.3 billion at March 31, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 67

(e)
Collateral dependent loans totaled $1.1 billion at March 31, 2020. The majority of these loans are within the Home equity and Residential real estate loan classes and are secured by consumer real estate.

(f)	The accrued interest associated with our loan portfolio is included in Other assets on the Consolidated Balance Sheet.

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (h)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (i)	Purchased Impaired Loans	Total Loans (j)
December 31, 2019 (g)
Commercial Lending
Commercial	$124,695	$102	$30	$85	$217		$425			$125,337
Commercial real estate	28,061	4	1		5		44			28,110
Equipment lease financing	7,069	49	5		54		32			7,155
Total commercial lending	159,825	155	36	85	276		501			160,602
Consumer Lending
Home equity	23,791	58	24		82		669		$543	25,085
Residential real estate	19,640	140	69	315	524	(h)	315	$166	1,176	21,821
Automobile	16,376	178	47	18	243		135			16,754
Credit card	7,133	60	37	67	164		11			7,308
Education	3,156	55	34	91	180	(h)				3,336
Other consumer	4,898	15	11	9	35		4			4,937
Total consumer lending	74,994	506	222	500	1,228		1,134	166	1,719	79,241
Total	$234,819	$661	$258	$585	$1,504		$1,635	$166	$1,719	$239,843
Percentage of total loans	97.90%	.28%	.11%	.24%	.63%		.68%	.07%	.72%	100.00%

(g)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

(h)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we accreted interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate loans totaling $.4 billion and Education loans totaling $.2 billion at December 31, 2019.

(i)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(j)	Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.1 billion at December 31, 2019.

At March 31, 2020, we pledged $16.6 billion of commercial loans to the Federal Reserve Bank and $69.3 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2019 were $16.9 billion and $68.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

Nonperforming Assets
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

With the adoption of the CECL standard, nonperforming loans as of March 31, 2020 include purchased credit deteriorated loans. Amounts as of December 31, 2019 excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard and our nonperforming loan and lease policies.

68    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our nonperforming assets as of March 31, 2020 and December 31, 2019, respectively.
Table 41: Nonperforming Assets

Dollars in millions	March 31 2020	December 31 2019
Nonperforming loans
Total commercial lending	$566	$501
Total consumer lending (a)	1,078	1,134
Total nonperforming loans (b)	1,644	1,635
OREO and foreclosed assets	111	117
Total nonperforming assets	$1,755	$1,752
Nonperforming loans to total loans	.62%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.66%	.73%
Nonperforming assets to total assets	.39%	.43%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Nonperforming loans for which there is no related ACL totaled $.3 billion at March 31, 2020.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 3 for additional information on TDRs.

Total nonperforming loans in Table 41 include TDRs of $.7 billion and $.9 billion at March 31, 2020 and December 31, 2019, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $.8 billion at both March 31, 2020 and December 31, 2019 and are excluded from nonperforming loans.
Additional Credit Quality Indicators by Loan Class
Commercial Loan Class
For commercial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are reviewed and updated, generally at least once per year. For small balance homogeneous pools of commercial loans, mortgages and leases, we apply scoring techniques to assist in determining the PD. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to commercial loans, capturing both the combination of expectations of default and loss severity in event of default, reflects the relative estimated likelihood of loss at the reporting date. In general, loans with lower PD and LGD tend to have less likelihood of loss compared to loans with higher PD and LGD. The loss amount also considers an estimate of exposure at date of default, which we also periodically update based upon historical data.
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
The PNC Financial Services Group, Inc. – Form 10-Q 69

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
Table 42: Commercial Lending Credit Quality Indicators (a)

	Amortized Cost Basis by Origination Year
March 31, 2020 - Dollars in millions	Three Months Ended March 31, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial
Pass Rated	$7,250	$18,695	$11,957	$7,943	$5,399	$11,807	$78,664	$61	$141,776
Criticized	16	373	580	435	307	530	5,098	16	7,355
Total commercial	7,266	19,068	12,537	8,378	5,706	12,337	83,762	77	149,131
% of total commercial	4.8%	12.8%	8.4%	5.6%	3.8%	8.3%	56.2%	.1%	100.0%
Commercial real estate
Pass Rated	898	6,812	4,221	3,766	2,973	8,908	203		27,781
Criticized	6	63	27	49	173	359	86		763
Total commercial real estate	904	6,875	4,248	3,815	3,146	9,267	289		28,544
% of total commercial real estate	3.2%	24.0%	14.9%	13.4%	11.0%	32.5%	1.0%		100.0%
Equipment lease financing
Pass Rated	334	1,438	1,252	1,038	680	2,059			6,801
Criticized	4	74	88	44	27	23			260
Total equipment lease financing	338	1,512	1,340	1,082	707	2,082			7,061
% of total equipment lease financing	4.8%	21.4%	19.0%	15.3%	10.0%	29.5%			100.0%
Total commercial lending	$8,508	$27,455	$18,125	$13,275	$9,559	$23,686	$84,051	$77	$184,736
% of total commercial lending	4.6%	14.9%	9.8%	7.2%	5.2%	12.8%	45.5%	—	100.0%

December 31, 2019 - Dollars in millions	Pass Rated	Criticized	Total Loans
Commercial	$119,761	$5,576	$125,337
Commercial real estate	27,424	686	28,110
Equipment lease financing	6,891	264	7,155
Total commercial lending	$154,076	$6,526	$160,602

(a)
Loans in our commercial lending portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2020 and December 31, 2019.

Home Equity and Residential Real Estate Loan Classes
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated LTV ratios to monitor and manage credit risk within the home equity and residential real estate loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 40 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 40 for additional information.
Credit Scores: We use a national third-party provider to update FICO credit scores for home equity and residential real estate loans at least quarterly. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor the risk in the loan classes.
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
We use a combination of original LTV and updated LTV for internal risk management and reporting purposes (e.g., line management, loss mitigation strategies). In addition to the fact that estimated property values by their nature are estimates, given certain data

70    The PNC Financial Services Group, Inc. – Form 10-Q

limitations it is important to note that updated LTVs may be based upon management’s assumptions (i.e., if an updated LTV is not provided by the third-party service provider, HPI changes will be incorporated in arriving at management’s estimate of updated LTV).
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

The following table presents credit quality indicators for the home equity and residential real estate loan classes.
Table 43: Home Equity and Residential Real Estate Loans Credit Quality Indicators

	Amortized Cost Basis by Origination Year
March 31, 2020 – Dollars in millions	Three months ended March 31, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home Equity
Current estimated LTV ratios									.
Greater than or equal to 100%		$18	$27	$30	$18	$144	$722	$389	$1,348
Greater than or equal to 90% to less than 100%		45	37	20	15	87	684	263	1,151
Less than 90%	$785	2,584	761	1,041	875	4,880	8,502	3,154	22,582
Total home equity	$785	$2,647	$825	$1,091	$908	$5,111	$9,908	$3,806	$25,081
Updated FICO scores
Greater than 660	$773	$2,521	$761	$1,026	$856	$4,609	$9,339	$2,871	$22,756
Less than or equal to 660	12	126	64	64	51	493	555	842	2,207
No FICO score available				1	1	9	14	93	118
Total home equity	$785	$2,647	$825	$1,091	$908	$5,111	$9,908	$3,806	$25,081
% of total home equity	3.1%	10.6%	3.3%	4.3%	3.6%	20.4%	39.5%	15.2%	100.0%
Residential Real Estate
Current estimated LTV ratios
Greater than or equal to 100%		$3	$58	$74	$68	$241			$444
Greater than or equal to 90% to less than 100%	$4	27	61	64	50	155			361
Less than 90%	1,757	6,236	1,867	2,752	2,697	5,556			20,865
Government insured or guaranteed loans		9	13	17	25	516			580
Total residential real estate	$1,761	$6,275	$1,999	$2,907	$2,840	$6,468			$22,250
Updated FICO scores
Greater than 660	$1,757	$6,198	$1,945	$2,844	$2,732	$5,166			$20,642
Less than or equal to 660	2	65	41	41	79	693			921
No FICO score available	2	3		5	4	93			107
Government insured or guaranteed loans		9	13	17	25	516			580
Total residential real estate	$1,761	$6,275	$1,999	$2,907	$2,840	$6,468			$22,250
% of total residential real estate	7.9%	28.1%	9.0%	13.1%	12.8%	29.1%			100.0%

The PNC Financial Services Group, Inc. – Form 10-Q 71

	Home equity	Residential real estate
December 31, 2019 - Dollars in millions
Current estimated LTV ratios
Greater than or equal to 125%	$366	$112
Greater than or equal to 100% to less than 125%	877	221
Greater than or equal to 90% to less than 100%	1,047	340
Less than 90%	22,068	19,305
No LTV ratio available	184	83
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821
Updated FICO Scores
Greater than 660	$22,245	$19,341
Less than or equal to 660	2,019	569
No FICO score available	278	151
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821

Automobile, Credit Card, Education and Other Consumer Loan Classes
We monitor a variety of credit quality information in the management of these consumer loan classes. For all loan types, we generally use a combination of internal loan parameters as well as an updated FICO score. We use FICO scores as a primary credit quality indicator for automobile and credit card loans, as well as non-government guaranteed or non-insured education loans and other secured and unsecured lines and loans. Internal credit metrics, such as delinquency status, are heavily relied upon as credit quality indicators for government guaranteed or insured education loans and consumer loans to high net worth individuals, as internal credit metrics are more relevant than FICO scores for these types of loans.

Along with the monitoring of delinquency trends and losses for each class, FICO credit score updates are obtained at least quarterly along with a variety of credit bureau attributes. Loans with high FICO scores tend to have a lower likelihood of loss. Conversely, loans with low FICO scores tend to have a higher likelihood of loss.

72    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Amortized Cost Basis by Origination Year
March 31, 2020 – Dollars in millions	Three months ended March 31, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Automobile
FICO score greater than 719	$1,586	$4,090	$1,955	$1,164	$725	$275			$9,795
650 to 719	320	2,112	1,225	571	256	105			4,589
620 to 649	14	525	306	122	47	21			1,035
Less than 620	8	673	633	283	119	59			1,775
Total automobile	$1,928	$7,400	$4,119	$2,140	$1,147	$460			$17,194
% of total automobile	11.2%	43.0%	24.0%	12.4%	6.7%	2.7%			100.0%
Credit card
FICO score greater than 719							$3,564	$10	$3,574
650 to 719							2,370	27	2,397
620 to 649							442	12	454
Less than 620							547	49	596
No FICO score available or required (a)							108	3	111
Total credit card							$7,031	$101	$7,132
% total credit card							98.6%	1.4%	100.0%
Education
FICO score greater than 719	$7	$89	$121	$94	$78	$703			$1,092
650 to 719	2	14	19	12	9	124			180
620 to 649		1	2	1	1	20			25
Less than 620		1	1	1	1	24			28
No FICO score available or required (a)	3	11	7	6	1	1			29
Total loans using FICO credit metric	12	116	150	114	90	872			1,354
Other internal credit metrics	11	59				1,823			1,893
Total education	$23	$175	$150	$114	$90	$2,695			$3,247
% total education	.7%	5.4%	4.6%	3.5%	2.8%	83.0%			100.0%
Other consumer
FICO score greater than 719	$218	$623	$219	$71	$25	$90	$230	$1	$1,477
650 to 719	126	349	158	40	13	26	162	1	875
620 to 649	17	56	29	6	2	4	26		140
Less than 620	5	45	37	12	4	9	44	1	157
No FICO score available or required (a)	1					2	6		9
Total loans using FICO credit metric	367	1,073	443	129	44	131	468	3	2,658
Other internal credit metrics	14	74	49	34	65	88	2,018	3	2,345
Total other consumer	$381	$1,147	$492	$163	$109	$219	$2,486	$6	$5,003
% total other consumer	7.6%	22.9%	9.8%	3.3%	2.2%	4.4%	49.7%	.1%	100.0%

Dollars in millions	Automobile	Credit Card	Education	Other Consumer
December 31, 2019
FICO score greater than 719	$9,232	$3,867	$1,139	$1,421
650 to 719	4,577	2,326	197	843
620 to 649	1,001	419	25	132
Less than 620	1,603	544	27	143
No FICO score available or required (a)	341	152	15	27
Total loans using FICO credit metric	16,754	7,308	1,403	2,566
Consumer loans using other internal credit metrics			1,933	2,371
Total loans	$16,754	$7,308	$3,336	$4,937
Weighted-average updated FICO score (b)	726	724	773	727

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

The PNC Financial Services Group, Inc. – Form 10-Q 73

Troubled Debt Restructurings (TDRs)

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) are not categorized as TDRs. TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Potential incremental losses or recoveries on TDRs have been factored into the ACL estimates for each loan class under the methodologies described in Note 1 Accounting Policies. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off.

Table 45 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ amortized cost basis as a result of becoming a TDR during the three months ended March 31, 2020. Amounts for the three months ended March 31, 2019 represent recorded investment. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2019 Form 10-K for additional discussion of TDRs.
Table 45: Financial Impact and TDRs by Concession Type

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended March 31, 2020 Dollars in millions (a)	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	13	$62	$6		$37	$43
Total consumer lending	3,567	36		$22	10	32
Total TDRs	3,580	$98	$6	$22	$47	$75

(a) Impact of partial charge-offs at TDR date are included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.

		Pre-TDR Recorded Investment (e)	Post-TDR Recorded Investment (f)
During the three months ended March 31, 2019 Dollars in millions (d)	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Total commercial lending	22	$105			$109	$109
Total consumer lending	3,814	42		$24	16	40
Total TDRs	3,836	$147		$24	$125	$149
(d) Impact of partial charge-offs at TDR date are included in this table.
(e) Represents the recorded investment of the loans as of the quarter end prior to TDR designation, and excludes immaterial amounts of accrued interest receivable.
(f) Represents the recorded investment of the TDRs as of the end of the quarter in which the TDR occurs, and excludes immaterial amounts of accrued interest receivable.

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The amortized cost basis of loans that were both (i) classified as TDRs or were subsequently modified during each 12-month period preceding January 1, 2020 and January 1, 2019, respectively, and (ii) subsequently defaulted during the three months ended March 31, 2020 and March 31, 2019 totaled $29 million and $18 million respectively. The comparable amount reflects recorded investment.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Credit Losses

Allowance for Credit Losses - Loans and Leases
We maintain the ACL for loans and leases at levels that we believe to be appropriate to absorb expected credit losses incurred in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL for loans and leases follows.
Table 46: Rollforward of Allowance for Credit Losses - Loans and Leases

At or for the three months ended March 31, 2020 Dollars in millions	Commercial Lending	Consumer Lending	Total
ACL - loans and leases
December 31, 2019 (a)	$1,812	$930	$2,742
Adoption of ASU 2016-13 (b)	(304)	767	463
January 1, 2020	$1,508	$1,697	$3,205
Charge-offs	(83)	(221)	(304)
Recoveries	24	68	92
Net (charge-offs)	(59)	(153)	(212)
Provision for credit losses (c)	531	421	952
Other	(1)		(1)
March 31, 2020	$1,979	$1,965	$3,944
Portfolio segment ACL as a percentage of total ACL for loans and leases	50%	50%	100%
Ratio of ACL for loans and leases to total loans	1.07%	2.46%	1.49%
(a) Amounts as of December 31, 2019 represent the ALLL.
(b) Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(c) The Provision for credit losses on the Consolidated Income Statement includes $952 million related to loans and leases, $9 million related to other financial assets and a recapture of credit losses for unfunded lending related commitments totaling $47 million for the three months ended March 31, 2020. See Table 47 for additional information related to our unfunded lending related commitments.

Allowance for Credit Losses - Unfunded Lending Related Commitments
We maintain the ACL for unfunded lending related commitments at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. See Note 1 Accounting Policies for additional information. A rollforward of this allowance follows.

Table 47: Rollforward of Allowance for Credit Losses - Unfunded Lending Related Commitments

At or for the three months ended March 31, 2020 Dollars in millions	Commercial Lending	Consumer Lending	Total
ACL - unfunded lending related commitments
December 31, 2019 (a)	$316	$2	$318
Adoption of ASU 2016-13 (b)	53	126	179
January 1, 2020	369	128	497
Provision for (recapture of ) credit losses	(25)	(22)	(47)
March 31, 2020	$344	$106	$450
Portfolio segment ACL as a percentage of total ACL for unfunded lending related commitments	76%	24%	100%
(a) Amounts at December 31, 2019 represent the allowance for unfunded loan commitments and letters of credit.
(b) Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.

See Note 8 Commitments for additional information about the underlying commitments related to this allowance.

The PNC Financial Services Group, Inc. – Form 10-Q 75

The following graph presents an analysis of changes impacting our ACL for the three months ended March 31, 2020.

Table 48: Analysis of Changes in the Allowance for Credit Losses (a)
In millions
(a) Excludes allowances for investment securities and other financial assets.
(b) Portfolio changes represent the impact of increases/decreases in loan balances, age and mix due to new originations/purchases, as well as credit quality and net charge-off activity.
(c) Economics represent our evaluation and determination of an economic forecast applied to our loan portfolio.

The increase in the ACL as of March 31, 2020 was primarily attributable to the significant economic impact of COVID-19 along with loan growth in the commercial lending portfolio, reflecting higher utilization.

Allowance for Loan and Lease Losses
Prior to January 1, 2020, we maintained our ALLL at levels we believed to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We used the two main portfolio segments - Commercial Lending and Consumer Lending, and developed and documented the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2019 Form 10-K for a description of the accounting policies for ALLL.

76    The PNC Financial Services Group, Inc. – Form 10-Q

A rollforward of the ALLL and associated loan data follows:

Table 49: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

At or for the three months ended March 31, 2019 Dollars in millions	Commercial Lending	Consumer Lending	Total
Allowance for loan and lease losses
January 1, 2019	$1,663	$966	$2,629
Charge-offs	(31)	(184)	(215)
Recoveries	19	60	79
Net (charge-offs)	(12)	(124)	(136)
Provision for credit losses	80	109	189
Net decrease in allowance for unfunded loan commitments and letters of credit	5	1	6
Other		4	4
March 31, 2019	$1,736	$956	$2,692
TDRs individually evaluated for impairment	$27	$130	$157
Other loans individually evaluated for impairment	60		60
Loans collectively evaluated for impairment	1,649	551	2,200
Purchased impaired loans		275	275
March 31, 2019	$1,736	$956	$2,692
Loan portfolio
TDRs individually evaluated for impairment	$456	$1,412	$1,868
Other loans individually evaluated for impairment	190		190
Loans collectively evaluated for impairment	157,796	69,732	227,528
Fair value option loans (a)		758	758
Purchased impaired loans		1,949	1,949
March 31, 2019	$158,442	$73,851	$232,293
Portfolio segment ALLL as a percentage of total ALLL	64%	36%	100%
Ratio of ALLL to total loans	1.10%	1.29%	1.16%
(a) Loans accounted for under the fair value option were not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there was no allowance recorded on those loans.

NOTE 4 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2019 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization special purpose entities (SPEs).

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 8 Commitments and Note 11 Fair Value for information on our servicing rights, including the carrying value of servicing assets.

The PNC Financial Services Group, Inc. – Form 10-Q 77

The following table provides cash flows associated with our loan sale and servicing activities:
Table 50: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2020
Sales of loans (b)	$1,334	$493
Repurchases of previously transferred loans (c)	$95	$15
Servicing fees (d)	$85	$33
Servicing advances recovered/(funded), net	$12	$12
Cash flows on mortgage-backed securities held (e)	$1,361	$37
Cash Flows - Three months ended March 31, 2019
Sales of loans (b)	$715	$644
Repurchases of previously transferred loans (c)	$93
Servicing fees (d)	$87	$30
Servicing advances recovered/(funded), net	$18	$(23)
Cash flows on mortgage-backed securities held (e)	$507	$14

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

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

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.1 billion, $17.8 billion, and $14.6 billion in residential mortgage-backed securities and $.8 billion, $.6 billion, and $.6 billion in commercial mortgage-backed securities at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Table 51 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2020.
Table 51: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2020
Total principal balance	$48,468	$41,514
Delinquent loans (b)	$446	$10
December 31, 2019
Total principal balance	$49,323	$42,414
Delinquent loans (b)	$492	$64
Three months ended March 31, 2020
Net charge-offs (c)	$8	$99
Three months ended March 31, 2019
Net charge-offs (c)	$11	$119

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

Variable Interest Entities (VIEs)

As discussed in Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in our 2019 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 52 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal

78    The PNC Financial Services Group, Inc. – Form 10-Q

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 52. These loans are included as part of the asset quality disclosures that we make in Note 3 Loans.
Table 52: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2020
Mortgage-backed securitizations (b)	$19,067	$19,067	(c)
Tax credit investments and other	3,023	2,948	(d)	$992	(e)
Total	$22,090	$22,015		$992
December 31, 2019
Mortgage-backed securitizations (b)	$19,287	$19,287	(c)
Tax credit investments and other	3,131	3,028	(d)	$1,101	(e)
Total	$22,418	$22,315		$1,101

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the three months ended March 31, 2020, we recognized $49 million of amortization, $50 million of tax credits and $12 million of other tax benefits associated with qualified investments in low income housing tax credits.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 1 Accounting Policies in this Report and Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than adequate compensation. MSRs totaled $1.1 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 5, as well as Note 6 Fair Value in our 2019 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information on our accounting and measurement of MSRs.

The PNC Financial Services Group, Inc. – Form 10-Q 79

Changes in the commercial and residential MSRs follow:

Table 53: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2020	2019	2020	2019
January 1	$649	$726	$995	$1,257
Additions:
From loans sold with servicing retained	11	7	10	7
Purchases	19	19	18	6
Changes in fair value due to:
Time and payoffs (a)	(35)	(38)	(39)	(33)
Other (b)	(167)	(33)	(379)	(106)
March 31	$477	$681	$605	$1,131
Related unpaid principal balance at March 31	$225,769	$186,946	$118,104	$123,079
Servicing advances at March 31	$145	$243	$99	$138

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2020 are shown in Tables 54 and 55. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 54 and 55. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 54: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2020	December 31 2019
Fair value	$477	$649
Weighted-average life (years)	4.1	4.1
Weighted-average constant prepayment rate	4.51%	4.56%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$16	$17
Effective discount rate	7.57%	7.91%
Decline in fair value from 10% adverse change	$12	$17
Decline in fair value from 20% adverse change	$24	$34

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2020		December 31 2019
Fair value	$605		$995
Weighted-average life (years)	2.9		5.2
Weighted-average constant prepayment rate	27.14%		13.51%
Decline in fair value from 10% adverse change	$43		$46
Decline in fair value from 20% adverse change	$81		$89
Weighted-average option adjusted spread	770	bps	769	bps
Decline in fair value from 10% adverse change	$13		$27
Decline in fair value from 20% adverse change	$26		$52

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for the three months ended March 31, 2020 and 2019. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 6 LEASES
PNC's lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. Lease income from sales-type and direct financing leases is included in Loan interest income and operating lease income is included in Corporate services on our Consolidated Income Statement. For more information on lease accounting see Note 1 Accounting Policies and Note 24 Leases in our 2019 Form 10-K.

Table 56: Lessor Income

	Three months ended March 31
In millions	2020	2019
Product
Sales-type leases and direct financing leases	$71	$74
Operating leases	27	31
Lessor Income	$98	$105
NOTE 7 BORROWED FUNDS
The following shows the carrying value of total borrowed funds of $73.4 billion at March 31, 2020 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 57: Borrowed Funds

In billions
Less than 1 year	$38.8
1 to 2 years	$7.4
2 to 3 years	$8.1
3 to 4 years	$2.7
4 to 5 years	$2.9
Over 5 years	$13.5

The PNC Financial Services Group, Inc. – Form 10-Q 81

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of March 31, 2020 and the carrying values as of March 31, 2020 and December 31, 2019.

Table 58: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2020	2020	2020	2019
Parent Company
Senior debt	2.20%-4.38%	2020-2030	$10,442	$8,843
Subordinated debt	3.90%	2024	814	777
Junior subordinated debt	2.15%	2028	205	205
Subtotal			11,461	9,825
Bank
FHLB (a)	0.32%-1.89%	2020-2021	23,491	16,341
Senior debt	1.13%-3.50%	2020-2043	20,996	20,167
Subordinated debt	2.70%-4.20%	2022-2029	5,456	5,152
Subtotal			49,943	41,660
Total			$61,404	$51,485

(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 58, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $778 million and $65 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $592 million and $473 million, respectively, related to fair value accounting hedges as of March 31, 2020.
Certain borrowings are reported at fair value, refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in our 2019 Form 10-K.

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of March 31, 2020 and December 31, 2019, respectively.
Table 59: Commitments to Extend Credit and Other Commitments

In millions	March 31 2020	December 31 2019
Commitments to extend credit
Total commercial lending	$115,996	$131,762
Home equity lines of credit	16,843	16,803
Credit card	32,065	30,862
Other	7,100	6,162
Total commitments to extend credit	172,004	185,589
Net outstanding standby letters of credit (a)	9,428	9,843
Reinsurance agreements (b)	110	1,393
Standby bond purchase agreements (c)	1,464	1,295
Other commitments (d)	1,530	1,498
Total commitments to extend credit and other commitments	$184,536	$199,618

(a)	Net outstanding standby letters of credit include $4.0 billion and $4.1 billion at March 31, 2020 and December 31, 2019, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of March 31, 2020, the aggregate maximum exposure amount was zero for accidental death and dismemberment contracts, and $.1 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2019 were $1.3 billion and $.1 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.6 billion related to investments in qualified affordable housing projects at both March 31, 2020 and December 31, 2019.

82    The PNC Financial Services Group, Inc. – Form 10-Q

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2020, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2020 had terms ranging from less than one year to six years.

As of March 31, 2020, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at March 31, 2020 and is included in Other liabilities on our Consolidated Balance Sheet.

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2020 and 2019 follows.
Table 60: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (b)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					1,261			10	1,271
Other comprehensive income (loss), net of tax						720			720
Cash dividends declared - Common					(436)				(436)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity
Treasury stock activity	(5)			10			(631)		(621)
Other			3	(118)				(13)	(128)
Balance at March 31, 2019 (a)	452	$2,711	$3,990	$12,183	$39,742	$(5)	$(10,085)	$39	$48,575
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (c)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					908			7	915
Other comprehensive income (loss), net of tax						1,719			1,719
Cash dividends declared - Common					(503)				(503)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity
Treasury stock activity	(9)			49			(1,359)		(1,310)
Other				(131)				(9)	(140)
Balance at March 31, 2020 (a)	424	$2,712	$3,994	$12,294	$41,885	$2,518	$(14,140)	$27	$49,290

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)
Represents the cumulative effect of adopting ASU 2016-02 - Leases related primarily to deferred gains on previous sale-leaseback transactions. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2019 Form 10-K for additional detail.

(c)
Represents the cumulative effect of adopting ASU 2016-13 - Financial Instruments - Credit Losses. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.

The PNC Financial Services Group, Inc. – Form 10-Q 83

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

Table 61: Other Comprehensive Income (Loss)

	Three months ended March 31
In millions	2020	2019
Net unrealized gains (losses) on securities without an allowance for credit losses
Increase in net unrealized gains (losses) on securities	$1,669
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	1
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	181
Net increase (decrease), pre-tax	1,487
Effect of income taxes	(341)
Net increase (decrease), after-tax	1,146
Net unrealized gains (losses) on securities with an allowance for credit losses
Increase in net unrealized gains (losses) on securities	(7)
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income
Net increase (decrease), pre-tax	(7)
Effect of income taxes	2
Net increase (decrease), after-tax	(5)
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities		$640
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income		3
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		(2)
Net increase (decrease), pre-tax		639
Effect of income taxes		(147)
Net increase (decrease), after-tax		492
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities		9
Net increase (decrease), pre-tax		9
Effect of income taxes		(2)
Net increase (decrease), after-tax		7
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	830	108
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	42	(8)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	2	1
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	1	15
Net increase (decrease), pre-tax	785	100
Effect of income taxes	(180)	(23)
Net increase (decrease), after-tax	605	77
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	10	143
Amortization of actuarial loss (gain) reclassified to other noninterest expense	1	1
Amortization of prior service cost (credit) reclassified to other noninterest expense	1	1
Net increase (decrease), pre-tax	12	145
Effect of income taxes	(3)	(33)
Net increase (decrease), after-tax	9	112
Other
PNC’s portion of BlackRock’s OCI	(34)	29
Net investment hedge derivatives	75	(18)
Foreign currency translation adjustments and other	(67)	23
Net increase (decrease), pre-tax	(26)	34
Effect of income taxes	(10)	(2)
Net increase (decrease), after-tax	(36)	32
Total other comprehensive income (loss), pre-tax	2,251	927
Total other comprehensive income (loss), tax effect	(532)	(207)
Total other comprehensive income (loss), after-tax	$1,719	$720

84    The PNC Financial Services Group, Inc. – Form 10-Q

Table 62: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(162)	$(725)
Net activity	492	7	77	112	32	720
Balance at March 31, 2019	$208	$211	$124	$(418)	$(130)	$(5)

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities / securities without an ACL	Net unrealized gains (losses) on OTTI securities / securities with an ACL	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Balance at December 31, 2019	$844	$223	$276	$(408)	$(136)	$799
Cumulative effect of ASU 2016-13 adoption (a)	223	(223)				—
Balance at January 1, 2020	1,067	—	276	(408)	(136)	799
Net activity	1,146	(5)	605	9	(36)	1,719
March 31, 2020	2,213	(5)	881	(399)	(172)	2,518

(a)
Represents the cumulative effect of adopting ASU 2016-13 - Credit Losses reflecting the change from OTTI to ACL for debt securities. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.

The following table provides the dividends per share for PNC's common and preferred stock.

Table 63: Dividends Per Share (a)

	Three months ended March 31
	2020	2019
Common Stock	$1.15	$.95
Preferred Stock
Series B	$.45	$.45
Series O	$3,375	$3,375
Series P	$1,531	$1,531
Series Q	$1,344	$1,344
Series R
Series S
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock

On April 2, 2020, we declared a quarterly common stock cash dividend of $1.15 per share payable on May 5, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 85

NOTE 10 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2020	2019
Basic
Net income	$915	$1,271
Less:
Net income attributable to noncontrolling interests	7	10
Preferred stock dividends	63	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	844	1,197
Less: Dividends and undistributed earnings allocated to participating securities	4	5
Net income attributable to basic common shareholders	$840	$1,192
Basic weighted-average common shares outstanding	429	455
Basic earnings per common share (a)	$1.96	$2.62
Diluted
Net income attributable to basic common shareholders	$840	$1,192
Less: Impact of BlackRock earnings per share dilution	1	3
Net income attributable to diluted common shareholders	$839	$1,189
Basic weighted-average common shares outstanding	429	455
Dilutive potential common shares	1	1
Diluted weighted-average common shares outstanding	430	456
Diluted earnings per common share (a)	$1.95	$2.61

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 6 Fair Value in our 2019 Form 10-K.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 6 Fair Value in our 2019 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 65: Fair Value Measurements – Recurring Basis Summary

	March 31, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$923	$4	$927		$817	$2	$819
Commercial mortgage loans held for sale		478	60	538		182	64	246
Securities available for sale
U.S. Treasury and government agencies	$16,699	282		16,981	$16,236	280		16,516
Residential mortgage-backed
Agency		52,628		52,628		36,321		36,321
Non-agency		201	1,442	1,643		73	1,741	1,814
Commercial mortgage-backed
Agency		3,289		3,289		3,118		3,118
Non-agency		4,082		4,082		3,372		3,372
Asset-backed		5,076	202	5,278		4,874	240	5,114
Other		5,103	73	5,176		2,834	74	2,908
Total securities available for sale	16,699	70,661	1,717	89,077	16,236	50,872	2,055	69,163
Loans		425	655	1,080		442	300	742
Equity investments (a)	500		1,220	2,014	855		1,276	2,421
Residential mortgage servicing rights			605	605			995	995
Commercial mortgage servicing rights			477	477			649	649
Trading securities (b)	1,976	2,041		4,017	433	2,787		3,220
Financial derivatives (b) (c)	3	8,635	135	8,773		3,448	54	3,502
Other assets	286	85		371	339	131		470
Total assets (d)	$19,464	$83,248	$4,873	$107,879	$17,863	$58,679	$5,395	$82,227
Liabilities
Other borrowed funds	$1,363	$56	$5	$1,424	$385	$126	$7	$518
Financial derivatives (c) (e)	3	3,740	185	3,928		1,819	200	2,019
Other liabilities			72	72			137	137
Total liabilities (f)	$1,366	$3,796	$262	$5,424	$385	$1,945	$344	$2,674

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at March 31, 2020 and December 31, 2019 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.

(d)
Total assets at fair value as a percentage of total consolidated assets was 24% and 20% as of March 31, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total assets at fair value was 5% and 7% as of March 31, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2020 and December 31, 2019.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

(f)
Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both March 31, 2020 and December 31, 2019. Level 3 liabilities as a percentage of total liabilities at fair value was 5% and 13% as of March 31, 2020 and December 31, 2019, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2020 and December 31, 2019.

The PNC Financial Services Group, Inc. – Form 10-Q 87

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2020 and 2019 follow:

Table 66: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2020
Assets
Residential mortgage loans held for sale	$2				$2	$(1)				$4	$(3)	(e)	$4
Commercial mortgage loans held for sale	64	$(1)						$(3)					60	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	16		$(222)				(93)					1,442
Asset-backed	240	2		(29)				(11)					202
Other	74			(5)	4								73
Total securities available for sale	2,055	18		(256)	4			(104)					1,717
Loans	300	11			16	(26)		362	(d)		(8)	(e)	655	11
Equity investments	1,276	(69)			71	(58)							1,220	(64)
Residential mortgage servicing rights	995	(379)			18		$10	(39)					605	(379)
Commercial mortgage servicing rights	649	(167)			19		11	(35)					477	(166)
Trading securities
Financial derivatives	54	101			2			(22)					135	75
Other assets
Total assets	$5,395	$(486)		$(256)	$132	$(85)	$21	$159		$4	$(11)		$4,873	$(524)
Liabilities
Other borrowed funds	$7						$12	$(14)					$5
Financial derivatives	200	$8				$1		(24)					185	$10
Other liabilities	137	2					11	(78)		$2	$(2)		72	(6)
Total liabilities	$344	$10				$1	$23	$(116)		$2	$(2)		$262	$4
Net gains (losses)		$(496)	(f)											$(528)	(g)

88    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2019
Assets
Residential mortgage loans held for sale	$2				$1	$(1)			$3	$(3)	(e)	$2
Commercial mortgage loans held for sale	87	$1						$(15)				73	$1
Securities available for sale
Residential mortgage- backed non-agency	2,128	18		$2				(106)				2,042
Asset-backed	274			2				(10)				266
Other	84				1							85
Total securities available for sale	2,486	18		4	1			(116)				2,393
Loans	272	3			20	(3)		(14)	2	(8)	(e)	272	1
Equity investments	1,255	52			45	(135)						1,217
Residential mortgage servicing rights	1,257	(106)			6		$7	(33)				1,131	(106)
Commercial mortgage servicing rights	726	(33)			19		7	(38)				681	(33)
Trading securities	2											2
Financial derivatives	25	39			2			(10)				56	41
Other assets	45							(45)
Total assets	$6,157	$(26)		$4	$94	$(139)	$14	$(271)	$5	$(11)		$5,827	$(96)
Liabilities
Other borrowed funds	$7						$14	$(15)				$6
Financial derivatives	268	$30				$2		(70)				230	$34
Other liabilities	58	9					2	(7)				62	9
Total liabilities	$333	$39				$2	$16	$(92)				$298	$43
Net gains (losses)		$(65)	(f)										$(139)	(g)

(a)	Losses for assets are bracketed while losses for liabilities are not.

(b)
The difference in unrealized gains and losses for the period included in Other comprehensive income and changes in unrealized gains and losses for the period included in Other comprehensive income for securities available for sale held at the end of the reporting period were not significant.

(c)
The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.

(d)
Upon adoption of ASU 2016-13 - Credit Losses, we discontinued the accounting for purchased impaired loans and elected the one-time fair value option election for some of these loans and certain nonperforming loans.

(e)
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

The PNC Financial Services Group, Inc. – Form 10-Q 89

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 67: Fair Value Measurements – Recurring Quantitative Information

March 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$60	Discounted cash flow	Spread over the benchmark curve (b)	600bps - 3,715bps (2,357bps)
Residential mortgage-backed non-agency securities	1,442	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (9.9%)
			Constant default rate	0.0% - 14.1% (4.3%)
			Loss severity	20.0% - 95.7% (51.9%)
			Spread over the benchmark curve (b)	493bps weighted-average
Asset-backed securities	202	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 35.0% (7.7%)
			Constant default rate	1.0% - 7.2% (3.3%)
			Loss severity	30.0% - 100.0% (57.9%)
			Spread over the benchmark curve (b)	643bps weighted-average
Loans - Residential real estate	483	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.6%)
			Loss severity	0.0% - 100.0% (12.4%)
			Discount rate	4.5% - 6.5% (4.9%)
	75	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.8% weighted-average
Loans - Home equity	23	Consensus pricing (c)	Cumulative default rate	6.0% - 100.0% (93.6%)
			Loss severity	0.0% - 99.4% (38.3%)
			Discount rate	4.5% - 6.5% (6.2%)
	74	Consensus pricing (c)	Credit and liquidity discount	12.1% - 97.0% (58.1%)
Equity investments	1,220	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.4x)
Residential mortgage servicing rights	605	Discounted cash flow	Constant prepayment rate	0.0% - 58.6% (27.1%)
			Spread over the benchmark curve (b)	379bps - 1,481bps (770bps)
Commercial mortgage servicing rights	477	Discounted cash flow	Constant prepayment rate	3.4% - 25.3% (4.5%)
			Discount rate	4.1% - 8.1% (7.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(153)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (d)	103
Total Level 3 assets, net of liabilities (e)	$4,611
90    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$64	Discounted cash flow	Spread over the benchmark curve (b)	530bps - 2,935bps (1,889bps)
Residential mortgage-backed non-agency securities	1,741	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (9.9%)
			Constant default rate	0.0% - 14.1% (4.3%)
			Loss severity	26.6% - 95.7% (51.9%)
			Spread over the benchmark curve (b)	188bps weighted-average
Asset-backed securities	240	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.4%)
			Loss severity	30.0% - 100.0% (57.6%)
			Spread over the benchmark curve (b)	215bps weighted-average
Loans	184	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (76.7%)
			Loss severity	0.0% - 100.0% (14.5%)
			Discount rate	5.0% - 8.0% (5.2%)
	72	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.8% weighted-average
	44	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 99.0% (63.4%)
Equity investments	1,276	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.5x)
Residential mortgage servicing rights	995	Discounted cash flow	Constant prepayment rate	0.0% - 53.8% (13.5%)
			Spread over the benchmark curve (b)	320bps - 1,435bps (769bps)
Commercial mortgage servicing rights	649	Discounted cash flow	Constant prepayment rate	3.5% - 18.1% (4.6%)
			Discount rate	5.6% - 8.1% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(176)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q1 2021
Insignificant Level 3 assets, net of liabilities (d)	(38)
Total Level 3 assets, net of liabilities (e)	$5,051

(a)	Unobservable inputs were weighted by the relative fair value of the instruments.

(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(d)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(e)	Consisted of total Level 3 assets of $4.9 billion and total Level 3 liabilities of $.3 billion as of March 31, 2020 and $5.4 billion and $.3 billion as of December 31, 2019, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 68. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 6 Fair Value in our 2019 Form 10-K.

Table 68: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2020	December 31 2019	March 31 2020	March 31 2019
Assets
Nonaccrual loans	$140	$136	$(28)	$(18)
Loans held for sale	150
OREO and foreclosed assets	25	57	(1)	(2)
Long-lived assets	5	5	(1)	(4)
Total assets	$320	$198	$(30)	$(24)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q 91

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2019 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 69: Fair Value Option – Fair Value and Principal Balances

	March 31, 2020			December 31, 2019
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Performing loans	$915	$872	$43	$813	$792	$21
Accruing loans 90 days or more past due	3	3		2	2
Nonaccrual loans	9	9		4	4
Total	$927	$884	$43	$819	$798	$21
Commercial mortgage loans held for sale (a)
Performing loans	$537	$521	$16	$245	$263	$(18)
Nonaccrual loans	1	1		1	2	(1)
Total	$538	$522	$16	$246	$265	$(19)
Loans
Performing loans	$289	$303	$(14)	$291	$304	$(13)
Accruing loans 90 days or more past due	262	275	(13)	285	296	(11)
Nonaccrual loans	529	801	(272)	166	265	(99)
Total	$1,080	$1,379	$(299)	$742	$865	$(123)
Other assets	$85	$118	$(33)	$132	$125	$7
Liabilities
Other borrowed funds	$48	$49	$(1)	$63	$64	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at March 31, 2020 or December 31, 2019.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2020	2019
Assets
Residential mortgage loans held for sale	$46	$14
Commercial mortgage loans held for sale	$48	$5
Loans	$18	$4
Other assets	$(36)	$9

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2020 and December 31, 2019. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 71, see Note 6 Fair Value in our 2019 Form 10-K.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 71: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets
Cash and due from banks	$7,493	$7,493	$7,493
Interest-earning deposits with banks	19,986	19,986		$19,986
Securities held to maturity	1,469	1,621	924	542	$155
Net loans (excludes leases)	252,557	259,894			259,894
Other assets	5,493	5,493		5,493
Total assets	$286,998	$294,487	$8,417	$26,021	$260,049
Liabilities
Time deposits	$22,440	$22,399		$22,399
Borrowed funds	71,975	70,660		68,909	$1,751
Unfunded loan commitments and letters of credit	450	450			450
Other liabilities	456	456		456
Total liabilities	$95,321	$93,965		$91,764	$2,201
December 31, 2019
Assets
Cash and due from banks	$5,061	$5,061	$5,061
Interest-earning deposits with banks	23,413	23,413		$23,413
Securities held to maturity	17,661	18,044	832	17,039	$173
Net loans (excludes leases)	229,205	232,670			232,670
Other assets	5,700	5,700		5,692	8
Total assets	$281,040	$284,888	$5,893	$46,144	$232,851
Liabilities
Time deposits	$21,663	$21,425		$21,425
Borrowed funds	59,745	60,399		58,622	$1,777
Unfunded loan commitments and letters of credit	318	318			318
Other liabilities	506	506		506
Total liabilities	$82,232	$82,648		$80,553	$2,095

The aggregate fair values in Table 71 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 65);

•	investments accounted for under the equity method;

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01;

•	real and personal property;

•	lease financing;

•	loan customer relationships;

•	deposit customer intangibles;

•	mortgage servicing rights (MSRs);

•	retail branch networks;

•	fee-based businesses, such as asset management and brokerage;

•	trademarks and brand names;

•	trade receivables and payables due in one year or less; and

•	deposit liabilities with no defined or contractual maturities under ASU 2016-01.

The PNC Financial Services Group, Inc. – Form 10-Q 93

NOTE 12 FINANCIAL DERIVATIVES

We use a variety of financial derivatives to both mitigate exposure to market (primarily interest rate) and credit risk inherent in our business activities, as well as, to facilitate customer risk management activities. We manage these risks as part of our overall asset and liability management process and through our credit policies and procedures. Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2019 Form 10-K.

94    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 72: Total Gross Derivatives (a)

	March 31, 2020			December 31, 2019
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$31,764			$30,663
Cash flow hedges	24,889	$133		23,642	$6
Foreign exchange contracts:
Net investment hedges	1,182	70		1,102		$6
Total derivatives designated for hedging	$57,835	$203		$55,407	$6	$6
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$54,029			$52,007	$1
Futures (f)	2,901			3,487
Mortgage-backed commitments	19,022	$248	$206	7,738	60	$44
Other	7,168	35	49	3,134	32	23
Total interest rate contracts	83,120	283	255	66,366	93	67
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	268,654	6,346	1,834	249,075	2,769	1,187
Futures (f)	1,491			703
Mortgage-backed commitments	7,182	44	71	3,721	2	6
Other	23,439	299	106	21,379	113	33
Total interest rate contracts	300,766	6,689	2,011	274,878	2,884	1,226
Commodity contracts:
Swaps	5,152	792	783	5,204	234	229
Other	4,033	252	252	4,203	72	72
Total commodity contracts	9,185	1,044	1,035	9,407	306	301
Foreign exchange contracts and other	27,099	413	436	27,120	204	162
Total foreign exchange contracts and other	337,050	8,146	3,482	311,405	3,394	1,689
Derivatives used for other risk management activities:
Foreign exchange contracts and other	10,487	141	191	10,201	9	257
Total derivatives not designated for hedging	$430,657	$8,570	$3,928	$387,972	$3,496	$2,013
Total gross derivatives	$488,492	$8,773	$3,928	$443,379	$3,502	$2,019
Less: Impact of legally enforceable master netting agreements		1,341	1,341		690	690
Less: Cash collateral received/paid		2,110	1,109		616	790
Total derivatives		$5,322	$1,478		$2,196	$539

(a)	Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

(b)	Included in Other assets on our Consolidated Balance Sheet.

(c)	Included in Other liabilities on our Consolidated Balance Sheet.

(d)	Represents primarily swaps.

(e)	Includes both residential and commercial mortgage banking activities.

(f)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section of this Note 12. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q 95

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

In the 12 months that follow March 31, 2020, we expect to reclassify net derivative gains of $491 million pretax, or $388 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2020. As of March 31, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 73: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2020
Total amounts on the Consolidated Income Statement	$2,480	$582	$314	$343
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$234	$(1,361)
Derivatives		$(231)	$1,339
Amounts related to interest settlements on derivatives		$(2)	$59
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$42	$2		$1
For the three months ended March 31, 2019
Total amounts on the Consolidated Income Statement	$2,602	$620	$481	$308
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$58	$(274)
Derivatives		$(55)	$228
Amounts related to interest settlements on derivatives		$5	$11
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(8)	$1		$15

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 74: Hedged Items - Fair Value Hedges

	March 31, 2020		December 31, 2019
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$5,020	$222	$5,666	$59
Borrowed funds	$31,463	$1,909	$28,616	$548

(a)	Includes $(.2) billion and $(.3) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for March 31, 2020 and December 31, 2019, respectively.

(b)	Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Gains (losses) on net investment hedge derivatives recognized in OCI were $75 million and $(18) million for the three months ended March 31, 2020 and 2019, respectively.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2019 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 75: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2020	2019
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$654	$128
Derivatives used for customer-related activities:
Interest rate contracts	2	(2)
Foreign exchange contracts and other (b)	11	23
Gains (losses) from customer-related activities (c)	13	21
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	207	(54)
Total gains (losses) from derivatives not designated as hedging instruments	$874	$95

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features, see Note 13 Financial Derivatives in our 2019 Form 10-K.

Table 76 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2020 and December 31, 2019. The table includes cash collateral held or pledged under legally enforceable master netting

The PNC Financial Services Group, Inc. – Form 10-Q 97

agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 76 includes over-the-counter (OTC) derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the International Swaps and Derivatives Association (ISDA) documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 76: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$296			$296			$296
Over-the-counter	6,809	$499	$1,701	4,609		$634	3,975
Commodity contracts	1,044	484	382	178			178
Foreign exchange and other contracts	624	358	27	239		1	238
Total derivative assets	$8,773	$1,341	$2,110	$5,322	(a)	$635	$4,687
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$194			$194			$194
Over-the-counter	2,072	$901	$970	201			201
Commodity contracts	1,035	268	22	745			745
Foreign exchange and other contracts	627	172	117	338			338
Total derivative liabilities	$3,928	$1,341	$1,109	$1,478	(b)		$1,478
December 31, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	2,969	$365	$593	2,011		$215	1,796
Commodity contracts	306	198	18	90			90
Foreign exchange and other contracts	213	127	5	81			81
Total derivative assets	$3,502	$690	$616	$2,196	(a)	$215	$1,981
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	1,279	$475	$692	112			112
Commodity contracts	301	152	17	132			132
Foreign exchange and other contracts	425	63	81	281			281
Total derivative liabilities	$2,019	$690	$790	$539	(b)		$539

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At March 31, 2020, we held cash, U.S. government securities and mortgage-backed securities totaling $3.0 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $2.0 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin

98    The PNC Financial Services Group, Inc. – Form 10-Q

requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2020 was $3.5 billion for which we had posted collateral of $2.4 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2020 would be $1.1 billion.
NOTE 13 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2019 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2020, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 19 in our 2019 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Pre-need Funeral Arrangements

In March 2020, in the lawsuit pending in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard and Associates, P.C., et al. v. Cassity, et al. (No. 4:09-CV-1252-ERW), on the plaintiffs’ motion, the court dismissed the plaintiffs’ cross appeal of our appeal of the July 2019 district court award to the plaintiffs. We have also appealed the February 2020 district court award of $7 million in fees and costs to the plaintiffs.

The PNC Financial Services Group, Inc. – Form 10-Q 99

Other Regulatory and Governmental Inquiries

We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. From time to time, these inquiries, including those described in Prior Disclosure, may involve or lead to regulatory enforcement actions and other administrative proceedings, and may lead to civil or criminal judicial proceedings. Some of these inquiries result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. Such remedies and other consequences typically have not been material to us from a financial standpoint, but could be in the future. Even if not financially material, they may result in significant reputational harm or other adverse consequences.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including that described in Prior Disclosure.

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, gains or losses related to BlackRock transactions, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. Assets, revenue and earnings attributable to foreign activities were not material in the period presented for comparison.

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

We have allocated the ACL and allowances for loan and lease losses and unfunded commitments and letters of credit based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by

100    The PNC Financial Services Group, Inc. – Form 10-Q

observed changes in loan portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

Business Segment Results

Table 77: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	BlackRock	Other	Consolidated (a)
2020
Income Statement
Net interest income	$1,456	$950	$88		$17	$2,511
Noninterest income	788	694	204	$180	140	2,006
Total revenue	2,244	1,644	292	180	157	4,517
Provision for credit losses	445	458	3		8	914
Depreciation and amortization	57	48	11		124	240
Other noninterest expense	1,479	674	208		(58)	2,303
Income before income taxes and noncontrolling interests	263	464	70	180	83	1,060
Income taxes (benefit)	62	94	16	23	(50)	145
Net income	$201	$370	$54	$157	$133	$915
Average Assets (b)	$97,062	$172,502	$7,801	$8,511	$126,560	$412,436
2019
Income Statement
Net interest income	$1,349	$877	$70		$179	$2,475
Noninterest income	595	576	217	$233	190	1,811
Total revenue	1,944	1,453	287	233	369	4,286
Provision for credit losses (benefit)	128	71	(1)		(9)	189
Depreciation and amortization	51	50	12		121	234
Other noninterest expense	1,417	636	218		73	2,344
Income before income taxes and noncontrolling interests	348	696	58	233	184	1,519
Income taxes (benefit)	84	144	13	36	(29)	248
Net income	$264	$552	$45	$197	$213	$1,271
Average Assets (b)	$91,255	$157,169	$7,259	$8,080	$122,135	$385,898

(a)	There were no material intersegment revenues for the three months ended March 31, 2020 and 2019.

(b)	Period-end balances for BlackRock.
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

The PNC Financial Services Group, Inc. – Form 10-Q 101

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

Our equity investment in BlackRock provides us with an additional source of noninterest income and increases our overall revenue diversification. BlackRock is a publicly-traded company, and additional information regarding its business is available in its filings with the Securities and Exchange Commission (SEC). At March 31, 2020, our economic interest in BlackRock was 22%. We received cash dividends from BlackRock of $126 million and $115 million during the first three months of 2020 and 2019, respectively.

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 23 Fee-based Revenue from Contracts with Customers in our 2019 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
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
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products is included in our 2019 Form 10-K.

Retail Banking

Table 78: Retail Banking Noninterest Income Disaggregation

	Three months ended March 31
In millions	2020	2019
Product
Deposit account fees	$158	$148
Debit card fees	129	124
Brokerage fees	93	89
Merchant services	49	48
Net credit card fees (a)	41	48
Other	56	66
Total in-scope noninterest income by product	$526	$523
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$526	$523
Total out-of-scope noninterest income (b)	262	72
Total Retail Banking noninterest income	$788	$595

(a)
Net credit card fees consists of interchange fees of $118 million and $112 million and credit card reward costs of $77 million and $64 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

Table 79: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended March 31
In millions	2020	2019
Product
Treasury management fees	$216	$199
Capital markets fees	175	127
Commercial mortgage banking activities	26	25
Other	20	17
Total in-scope noninterest income by product	$437	$368
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$437	$368
Total out-of-scope noninterest income (a)	257	208
Total Corporate & Institutional Banking noninterest income	$694	$576

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Asset Management Group

Table 80: Asset Management Group Noninterest Income Disaggregation

	Three months ended March 31
In millions	2020	2019
Customer Type
Personal	$150	$147
Institutional	51	65
Total in-scope noninterest income by customer type	$201	$212
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$201	$212
Total out-of-scope noninterest income (a)	3	5
Total Asset Management Group noninterest income	$204	$217

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

The PNC Financial Services Group, Inc. – Form 10-Q 103

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$49,636	$326	2.63%	$29,002	$213	2.94%
Non-agency	1,617	32	7.87%	1,890	35	7.31%
Commercial mortgage-backed	6,734	50	2.95%	5,368	42	3.13%
Asset-backed	5,003	38	3.05%	5,136	43	3.35%
U.S. Treasury and government agencies	15,938	92	2.29%	18,240	114	2.49%
Other	4,024	37	3.69%	3,671	30	3.34%
Total securities available for sale	82,952	575	2.77%	63,307	477	3.01%
Securities held to maturity
Residential mortgage-backed	—	—	—	15,627	118	3.01%
Commercial mortgage-backed	—	—	—	600	5	3.53%
Asset-backed	51	—	2.77%	177	2	3.83%
U.S. Treasury and government agencies	779	6	2.84%	760	5	2.81%
Other	640	7	4.48%	1,847	20	4.40%
Total securities held to maturity	1,470	13	3.56%	19,011	150	3.16%
Total investment securities	84,422	588	2.78%	82,318	627	3.05%
Loans
Commercial	128,723	1,180	3.62%	119,345	1,291	4.33%
Commercial real estate	28,275	260	3.64%	28,147	307	4.37%
Equipment lease financing	7,066	69	3.93%	7,263	71	3.93%
Consumer	57,680	771	5.38%	54,996	751	5.54%
Residential real estate	21,828	216	3.96%	18,794	202	4.29%
Total loans	243,572	2,496	4.08%	228,545	2,622	4.61%
Interest-earning deposits with banks	17,569	56	1.27%	15,017	91	2.43%
Other interest-earning assets	9,468	82	3.51%	11,068	115	4.14%
Total interest-earning assets/interest income	355,031	3,222	3.62%	336,948	3,455	4.11%
Noninterest-earning assets	57,405			48,950
Total assets	$412,436			$385,898
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$53,287	$95.72%		$54,702	$155	1.15%
Demand	70,931	72.41%		63,480	81.52%
Savings	69,977	138.79%		58,821	164	1.13%
Time deposits	21,141	70	1.34%	18,813	72	1.55%
Total interest-bearing deposits	215,336	375.70%		195,816	472.98%
Borrowed funds
Federal Home Loan Bank borrowings	13,440	58	1.69%	21,491	149	2.77%
Bank notes and senior debt	29,988	183	2.41%	25,418	223	3.50%
Subordinated debt	5,934	40	2.73%	5,883	66	4.50%
Other	7,826	33	1.69%	6,991	43	2.44%
Total borrowed funds	57,188	314	2.18%	59,783	481	3.21%
Total interest-bearing liabilities/interest expense	272,524	689	1.00%	255,599	953	1.50%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	74,396			71,402
Accrued expenses and other liabilities	16,437			11,242
Equity	49,079			47,655
Total liabilities and equity	$412,436			$385,898
Interest rate spread			2.62%			2.61%
Impact of noninterest-bearing sources			.22			.37
Net interest income/margin		$2,533	2.84%		$2,502	2.98%
(continued on following page)

104    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$33,937	$210	2.48%
Non-agency	1,582	32	8.09%
Commercial mortgage-backed	6,054	35	2.30%
Asset-backed	5,059	41	3.26%
U.S. Treasury and government agencies	15,966	94	2.31%
Other	2,849	24	3.36%
Total securities available for sale	65,447	436	2.65%
Securities held to maturity
Residential mortgage-backed	14,943	98	2.63%
Commercial mortgage-backed	498	6	4.44%
Asset-backed	54	1	3.02%
U.S. Treasury and government agencies	774	6	2.86%
Other	1,794	19	4.47%
Total securities held to maturity	18,063	130	2.87%
Total investment securities	83,510	566	2.70%
Loans
Commercial	124,876	1,238	3.88%
Commercial real estate	28,670	285	3.89%
Equipment lease financing	7,199	70	3.87%
Consumer	56,765	779	5.45%
Residential real estate	21,341	219	4.10%
Total loans	238,851	2,591	4.27%
Interest-earning deposits with banks	23,316	97	1.66%
Other interest-earning assets	11,371	104	3.65%
Total interest-earning assets/interest income	357,048	3,358	3.71%
Noninterest-earning assets	54,371
Total assets	$411,419
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$56,209	132.93%
Demand	69,496	89.51%
Savings	66,827	164.97%
Time deposits	21,600	83	1.52%
Total interest-bearing deposits	214,132	468.87%
Borrowed funds
Federal Home Loan Bank borrowings	18,944	102	2.11%
Bank notes and senior debt	27,403	194	2.77%
Subordinated debt	5,760	45	3.06%
Other	7,926	37	1.89%
Total borrowed funds	60,033	378	2.47%
Total interest-bearing liabilities/interest expense	274,165	846	1.21%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	73,626
Accrued expenses and other liabilities	14,541
Equity	49,087
Total liabilities and equity	$411,419
Interest rate spread			2.50%
Impact of noninterest-bearing sources			.28
Net interest income/margin		$2,511	2.78%

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

(b)	Loan fees for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019 were $44 million, $43 million and $28 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 105

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Three months ended
In millions	March 31, 2020	December 31, 2019	March 31, 2019
Net interest income (GAAP)	$2,511	$2,488	$2,475
Taxable-equivalent adjustments	22	23	27
Net interest income (Non-GAAP)	$2,533	$2,511	$2,502

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in PNC's 2019 Form 10-K in response to Part I, Item 1A other than the addition of the following risk factor:

The recent outbreak of the novel strain of coronavirus (COVID-19) had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.

In December 2019, an outbreak of COVID-19 occurred in China which has subsequently spread throughout many regions of the world, including the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended worldwide containment and mitigation measures. On March 13th, President Trump announced a National Emergency relating to the virus. Federal, state and local governments and their respective agencies have enacted and are expected to continue to enact and implement a variety of measures to manage the public health effects, including restricting travel, ordering the closure of non-essential businesses and prohibiting individual interactions through required social distancing measures and mandatory stay at home orders. Collectively, these measures, together with voluntary changes in behavior, have led to a substantial decrease in economic activity and a dramatic increase in unemployment. Sectors such as retail, hospitality, travel, shipping, consumer services, elective healthcare and oil and gas have been particularly hard hit. Governmental bodies have also enacted and are expected to continue to enact and implement laws designed to stabilize the economy and provide relief to businesses and individuals to mitigate the consequences of COVID-19 and the policies restricting the operation of businesses and the movement of individuals. The effectiveness of these efforts is uncertain, and we cannot predict future developments, including how long the outbreak and related restrictions will last, which geographical regions may be particularly affected, or what other government responses may occur.

The outbreak and its consequences, including responsive measures to manage it, had and are likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance. The longer the public health crisis lasts and the greater its severity, the greater the likely adverse impact on the economy, our customers and our business and financial performance. The following are examples of the most likely impacts on PNC:

•
The deterioration of national and global economic conditions, substantial increases in unemployment, and associated turmoil and volatility in the financial markets has negatively affected and is likely to continue to negatively affect, possibly materially, our financial performance and capital and liquidity. The following are the key factors contributing to this risk:

◦
There is a greater likelihood that more of our commercial and consumer customers or counterparties will become delinquent on their loans or other obligations to us, which, in turn, will result in a higher level of non-performing loans and net charge-offs. It will result in a higher and more volatile provision for credit losses for financial instruments held by us that are subject to CECL. Even if a loan returns to full performing status, it may be on modified terms that result in, for example, a term extension, interest rate reduction or principal deferral or forgiveness. Increases in loan delinquencies or modifications will also result in increased administrative costs.

◦	There has been and there is likely to continue to be a decrease in the demand for certain of our products and services.

◦
These rapidly changing and unprecedented market conditions have impacted and are likely to continue to impact the valuation of assets as reported within our consolidated financial statements, as well as causing substantial reductions in the value of our assets under management, all with the possible effects described in Item 1A of our 2019 Form 10-

106    The PNC Financial Services Group, Inc. – Form 10-Q

K in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.”

◦
Although PNC’s capital and liquidity continue to be strong, these conditions also have and are likely to continue to negatively affect our capital and liquidity positions, possibly materially, which are critical to our ability to operate and grow our business. In addition, continued or accelerated disruption and volatility in the financial markets or long-lasting or deeper recessionary conditions may diminish our access to the capital markets. We have suspended our discretionary common share repurchase program and may take further actions that would limit a return of capital to shareholders, including potentially a reduction or suspension of the dividend payable to common shareholders, as a result of these conditions and their effect on our financial performance and position or as a result of regulatory guidance.

•
Some of the legislation responsive to the outbreak, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), provides for certain commercial and consumer protections which are likely to alter the profitability of the transactions in which we engage, such as by allowing borrowers to delay payments on loans or other obligations to us and imposing other costs on us. These laws are also likely to delay or restrict our ability to realize the value of collateral by, for example, providing temporary foreclosure protection and eviction protection even when a customer is in breach of its obligations to us. We may also be limited in our ability to realize the value of collateral as a result of court closures and related delays. Moreover, collateral may be liquidated at prices insufficient to recover the full amount of exposure to us as a result of deteriorating economic conditions and volatile markets. See Recent Regulatory Developments in this Report for more information on PNC’s implementation of these programs.

•
Other laws related to employee benefits and the treatment of employees could also negatively impact us by increasing administrative, compensation and benefits costs by, for example, mandating coverage of certain COVID-19 related testing and treatment or mandating additional paid or unpaid leave. Further governmental action that is taken to mitigate the economic effects of the pandemic, as well as additional compensation or benefit actions taken by PNC, could adversely affect our financial condition and results of operations, possibly materially, in other ways that are not known now.

•
In response to the outbreak and its economic consequences, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, this change in interest rates will have a negative impact on our net interest income and net interest margin, which could be material and which could materially adversely affect our profitability. The possible effects of a low interest rate environment are further described in Item 1A of our 2019 Form 10-K in the Risk Factor headed “Our business and financial performance are impacted significantly by market interest rates and movements in those rates.” Moreover, such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve Bank. Our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.

•
To protect our employees, customers and the communities in which we operate, we have modified the operations of many of our retail branches, including temporarily closing some branches, and have otherwise implemented work-from-home policies for a significant portion of our workforce. We believe we are capable of meeting the needs of our customers despite these modifications. However, these efforts may result in the loss of customers, impede our ability to perform certain transactions, and impair our ability to effectively identify, manage and control risk. For example, customers may be unwilling or unable to conduct transactions with us via online channels or through a local branch that is operating only in a drive-through mode. Another example is the infrastructure needed to provide products and services via online channels or to work effectively in a work-from-home environment, such as internet, telecommunications and internal information technology systems, may fail to perform as anticipated, resulting in our inability to deliver products or services or effectively manage the risks arising from our businesses. In addition, we rely on our employees, third party vendors and service providers and other counterparties, both domestically and abroad, to support many aspects of our business. Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to our operations and financial performance. Redeployment of employees from current positions and of technology from current uses to support products and services responsive to the outbreak may further adversely impact our operations. Further, third party vendors, service providers and other counterparties, both domestically and abroad, face access, connectivity or other challenges operating within a work-from-home virtual environment.

The PNC Financial Services Group, Inc. – Form 10-Q 107

•
In support of our employees, customers and communities, we may take steps beyond or in addition to those required by governmental or regulatory minimums which may further adversely impact our profitability. For example, we have and may continue to provide additional relief or forbearance to customers, health and wellness benefits to employees or financial support for community initiatives to assist those in need as a result of the outbreak. The actual or perceived failure to provide sufficient services, support or relief to those businesses or individuals in need or properly implement legislation responsive to the outbreak or our voluntary commitments to regulators could negatively impact our reputation with adverse consequences to our business. In addition, such actual or perceived failure, or operational and other issues that arise in connection with the implementation of government-mandated or other financial assistance or relief programs present elevated levels of legal and reputational risk, including the potential for governmental and regulatory inquiries, investigations and enforcement actions, as well as private lawsuits. Participation by PNC in governmental programs designed to provide liquidity to the financial system or impacted businesses, such as borrowing through the Federal Reserve discount window or borrowing from, or selling financial assets to, facilities established by the Federal Reserve or participation in programs under the CARES Act, also could expose us to governmental or public scrutiny and criticism, either at the time we participate in the program or subsequently.

You should also review our Risk Factors discussion in Item 1A of our 2019 Form 10-K for information regarding other factors that have and are likely to continue to affect our business and financial performance as a result of the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2020 are included in the following table.

2020 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	4,056	$153.22	4,052	82,040
February 1 - 29	4,423	$147.96	3,982	78,058
March 1 - 31	2,030	$107.57	2,030	76,028
Total	10,509	$142.19

(a)
Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. Note 11 Employee Benefit Plans and Note 12 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements of our 2019 Annual Report on Form 10-K include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.

(b)
On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019.  The previous 2015 authorization was terminated as of end of day on June 30, 2019. Under this authorization, repurchases may be made in the open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC's 2019 capital plan. In January 2020, we announced an increase to these programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. In the first quarter of 2020, we repurchased 10.1 million shares of common stock on the open market, with an average price of $141.67 per share and an aggregate repurchase price of $1.4 billion. On March 16, 2020, PNC announced a temporary suspension of its common stock repurchase program through June 30, 2020 in conjunction with the Federal Reserve's effort to support the U.S. economy during the COVID-19 outbreak.

108    The PNC Financial Services Group, Inc. – Form 10-Q

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
CORPORATE INFORMATION
The PNC Financial Services Group, Inc.
Corporate Headquarters
The PNC Financial Services Group, Inc.
The Tower at PNC Plaza
300 Fifth Avenue
Pittsburgh, Pennsylvania 15222-2401
888-762-2265
Internet Information

The PNC Financial Services Group, Inc.'s financial reports and information about products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations.” We use our Twitter account, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.
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
We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also

The PNC Financial Services Group, Inc. – Form 10-Q 109

required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under rules adopted by the Federal banking agencies. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
Corporate Governance at PNC
Information about our Board of Directors and its committees and corporate governance, including our PNC Code of Business Conduct and Ethics (as amended from time to time), is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics covering any directors or executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) will be posted at this internet address.
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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock have been paid or declared and set apart for payment. The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2019 Form 10-K.

110    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 5, 2020 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 111