Form 10-Q
period 2020-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2020-08-04
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
    Yes  ☐  No  ☒
As of July 17, 2020, there were 424,502,851 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2020 Form 10-Q

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2020 Form 10-Q (continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2020 Form 10-Q (continued)

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2019 Annual Report on Form 10-K (2019 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2019 Form 10-K; Item 1A Risk Factors included in our first quarter 2020 Form 10-Q and our 2019 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2019 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2019 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Financial Results (a)
Revenue
Net interest income	$2,527	$2,498	$5,038	$4,973
Noninterest income	1,549	1,717	3,374	3,303
Total revenue	4,076	4,215	8,412	8,276
Provision for credit losses	2,463	180	3,377	369
Noninterest expense	2,515	2,611	5,058	5,189
Income (loss) from continuing operations before income taxes and noncontrolling interests	$(902)	$1,424	$(23)	$2,718
Income taxes (benefit) from continuing operations	(158)	239	(38)	451
Net income (loss) from continuing operations	$(744)	$1,185	$15	$2,267
Income from discontinued operations before taxes	$5,596	$224	$5,777	$449
Income taxes from discontinued operations	1,197	35	1,222	71
Net income from discontinued operations	$4,399	$189	$4,555	$378
Net income	$3,655	$1,374	$4,570	$2,645
Less:
Net income attributable to noncontrolling interests	7	12	14	22
Preferred stock dividends (b)	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	$3,592	$1,306	$4,436	$2,503
Per Common Share
Basic earnings (loss) from continuing operations	$(1.90)	$2.47	$(.29)	$4.68
Basic earnings from discontinued operations	10.28	.42	10.60	.83
Total basic earnings	$8.40	$2.89	$10.33	$5.51
Diluted earnings (loss) from continuing operations	$(1.90)	$2.47	$(.29)	$4.67
Diluted earnings from discontinued operations	10.28	.41	10.59	.82
Total diluted earnings	$8.40	$2.88	$10.32	$5.49
Cash dividends declared per common share	$1.15	$.95	$2.30	$1.90
Effective tax rate from continuing operations (c)	17.5%	16.8%	165.2%	16.6%
Performance Ratios
Net interest margin (d)	2.52%	2.91%	2.67%	2.94%
Noninterest income to total revenue	38%	41%	40%	40%
Efficiency	62%	62%	60%	63%
Return on:
Average common shareholders’ equity	30.11%	11.75%	19.15%	11.45%
Average assets	3.21%	1.39%	2.11%	1.36%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

(b)
Dividends are payable quarterly other than Series O, Series R and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock.

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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2020	December 31 2019	June 30 2019
Balance Sheet Data (dollars in millions, except per share data)
Assets	$458,978	$410,295	$405,761
Loans	$258,236	$239,843	$237,215
Allowance for loan and lease losses (b)	$5,928	$2,742	$2,721
Interest-earning deposits with banks (c)	$50,233	$23,413	$18,362
Investment securities	$98,493	$86,824	$88,303
Loans held for sale	$1,443	$1,083	$1,144
Equity investments	$4,943	$5,176	$4,817
Asset held for sale (d)		$8,558	$8,184
Mortgage servicing rights	$1,067	$1,644	$1,627
Goodwill	$9,233	$9,233	$9,221
Other assets	$34,920	$32,202	$34,193
Noninterest-bearing deposits	$99,458	$72,779	$69,867
Interest-bearing deposits	$246,539	$215,761	$203,393
Total deposits	$345,997	$288,540	$273,260
Borrowed funds	$47,026	$60,263	$69,025
Allowance for unfunded lending related commitments (b)	$662	$318	$291
Total shareholders’ equity	$52,923	$49,314	$49,340
Common shareholders’ equity	$48,928	$45,321	$45,349
Accumulated other comprehensive income	$3,069	$799	$631
Book value per common share	$115.26	$104.59	$101.53
Period-end common shares outstanding (in millions)	425	433	447
Loans to deposits	75%	83%	87%
Common shareholders’ equity to total assets	10.7%	11.0%	11.2%
Client Assets (in billions)
Discretionary client assets under management	$151	$154	$162
Nondiscretionary client assets under administration	138	143	132
Total client assets under administration	289	297	294
Brokerage account client assets	53	54	52
Total client assets	$342	$351	$346
Basel III Capital Ratios (e) (f)
Common equity Tier 1	11.3%	9.5%	9.7%
Common equity Tier 1 fully implemented (g)	10.9%	N/A	N/A
Tier 1 risk-based	12.4%	10.7%	10.9%
Total capital risk-based (h)	14.9%	12.7%	12.8%
Leverage	9.4%	9.1%	9.6%
Supplementary leverage	9.3%	7.6%	8.0%
Asset Quality
Nonperforming loans to total loans	.73%	.68%	.73%
Nonperforming assets to total loans, OREO and foreclosed assets	.76%	.73%	.78%
Nonperforming assets to total assets	.43%	.43%	.46%
Net charge-offs to average loans (for the three months ended) (annualized)	.35%	.35%	.24%
Allowance for loan and lease losses to total loans (i)	2.30%	1.14%	1.15%
Allowance for credit losses to total loans (i) (j)	2.55%	1.28%	1.27%
Allowance for loan and lease losses to nonperforming loans (i)	316%	168%	158%
Accruing loans past due 90 days or more (in millions)	$456	$585	$524

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts at June 30, 2020 reflect the impact of adopting Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. See Note 1 Accounting Policies of this Report for additional information related to our adoption of this standard.

(c)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $50.0 billion, $23.2 billion and $18.1 billion as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

2    The PNC Financial Services Group, Inc. – Form 10-Q

(d)
Represents our held for sale investment in BlackRock, Inc. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Discontinued Operations for additional details.

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

(f)	The June 30, 2020 ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision, unless noted differently.

(g)	The June 30, 2020 fully implemented CET1 ratio is calculated to reflect the full impact of CECL and excludes the benefits of the five-year transition provision.

(h)
The 2020 and 2019 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million and $60 million, respectively, that are subject to a phase-out period that runs through 2021.

(i)
Ratios at June 30, 2020 reflect the changes in methodology due to the adoption of the CECL accounting standard on January 1, 2020, along with increases in reserves during 2020 due to the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

(j)	Calculated as the Allowance for loan and lease losses plus the Allowance for unfunded lending related commitments divided by total loans.

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

Economic Environment
The coronavirus (COVID-19) pandemic and public health response to contain it led to a severe recession in the first and second quarters of 2020, after the US economy reached a peak in economic activity in February 2020. Most measures of economic activity contracted with enormous declines in consumer spending, employment, retail sales, business investment, industrial production and corporate profitability. The unemployment rate peaked at 14.7% in April before declining in June 2020 to a still extremely elevated level of 11.1%. While economic conditions have started to improve, including a rebound in consumer spending and job growth, economic activity remains far below its pre-recession level with real GDP not expected to return to its pre-recession level until 2022.  There is still a great deal of uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound.

The Federal Reserve has undertaken extraordinary efforts to combat the economic weakness, reducing the federal funds rate 1.5 percentage points in March to a range of 0.00% to 0.25%. The central bank put downward pressure on long-term rates by expanding its balance sheet and purchasing long-term Treasury and mortgage-backed securities (“quantitative easing”). The Federal Reserve has also implemented multiple programs to support the flow of credit to businesses, consumers, and state and local governments, including, for the first time, direct purchases of corporate bonds and of bank loans to small and medium-sized businesses. In addition, the federal government has authorized $2.4 trillion in federal spending to support household incomes and businesses, including the $1.8 trillion Coronavirus Aid, Relief and Economic Security (CARES) Act.

The PNC Financial Services Group, Inc. – Form 10-Q 3

PNC is committed to putting our resources to work to support our customers, communities and the broader financial system. PNC is participating in the Paycheck Protection Program (PPP) under the CARES Act and funded $13.7 billion of PPP loans during the second quarter of 2020. We granted short-term loan modifications for loan customers experiencing hardships through extensions, deferrals, partial payments and forbearance. In addition, we have temporarily halted the majority of consumer real estate related foreclosures, while we continue to monitor the situation. See the Troubled Debt Restructurings and Loan Modifications in the Credit Risk Management portion of the Risk Management section of this Financial Review for details on our commercial and consumer loan modifications.

Our retail branch operations remain temporarily modified and have begun a gradual return to business as usual as we continue to prioritize the safety and well-being of our customers and employees. A majority of our branch locations have remained open and offer full in-branch services by appointment only, as well as options for ATM and, in equipped branches, drive-up services. Additionally, digital and call center channels have experienced elevated customer activity.

See the Recent Regulatory Developments section of this Financial Review as well as the Recent Regulatory Developments section in our first quarter 2020 Form 10-Q for additional detail on the CARES Act and other governmental responses to the COVID-19 pandemic and its economic and financial impacts. See also Risk Factors in Part II, Item 1A of our first quarter 2020 Form 10-Q for a description of the associated risks.

Sale of Equity Investment in BlackRock, Inc.

During the second quarter, we divested our entire 22.4% investment in BlackRock. PNC completed the sale of 31.6 million shares of BlackRock common and preferred stock through a registered secondary offering on May 15, 2020, and BlackRock repurchased 2.65 million shares from PNC. Total proceeds from the sale were $14.2 billion in cash, net of $.2 billion in expenses. The after-tax gain on the sale of $4.3 billion, and donation expense and BlackRock's results for all periods presented, are reported as discontinued operations. After completion of the registered secondary offering and BlackRock's share repurchase, PNC retained 500,000 shares of BlackRock common stock. These shares were donated to the PNC Foundation on May 18, 2020. As a result of the sale and donation, PNC and its affiliates only hold shares of BlackRock stock in a fiduciary capacity for clients of PNC and its affiliates. See Note 2 Discontinued Operations for additional details on our results and cash flows for the three and six months ended June 30, 2020 and 2019.

Income Statement Highlights

Results from continuing operations was a net loss of $744 million, or $1.90 loss per diluted common share for the second quarter of 2020, a decrease of $1.9 billion, compared to net income from continuing operations of $1.2 billion, or $2.47 per diluted common share, for the second quarter of 2019, driven by a higher provision for credit losses.

•	Total revenue decreased $139 million, or 3%, to $4.1 billion.

•	Net interest income of $2.5 billion increased $29 million, or 1%.

•	Net interest margin decreased to 2.52% compared to 2.91% for the second quarter of 2019.

•	Noninterest income decreased $168 million, or 10%, to $1.6 billion.

•
Provision for credit losses of $2.5 billion, which was calculated under the Current Expected Credit Losses (CECL) accounting standard adopted January 1, 2020, increased $2.3 billion compared to the second quarter of 2019 reflecting the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

•	Noninterest expense decreased $96 million, or 4%, to $2.5 billion.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at June 30, 2020 and December 31, 2019. In comparison to December 31, 2019:

•	Total assets increased $48.7 billion, or 12%, to $459.0 billion.

•	Total loans increased $18.4 billion, or 8%, to $258.2 billion.

•
Total commercial loans grew $19.6 billion, or 12%, to $180.2 billion, reflecting PPP lending under the CARES Act and higher utilization of loan commitments driven by the economic impact of the pandemic on customer liquidity preferences.

•	Total consumer loans decreased $1.2 billion, or 2%, to $78.0 billion.

•	Investment securities increased $11.7 billion, or 13%, to $98.5 billion.

•
Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $26.8 billion to $50.2 billion due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

4    The PNC Financial Services Group, Inc. – Form 10-Q

•
Total deposits increased $57.5 billion, or 20%, to $346.0 billion due to growth in commercial deposits reflecting pandemic-related accumulation of liquidity by customers and higher consumer deposits driven by government stimulus payments and lower consumer spending.

•	Borrowed funds decreased $13.2 billion, or 22%, to $47.0 billion reflecting use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Credit quality metrics in the second quarter of 2020 reflected a challenging economic environment.

•	At June 30, 2020 compared to December 31, 2019:

•
Nonperforming assets of $2.0 billion increased $203 million, or 12%, driven by higher commercial nonperforming loans primarily related to industries economically impacted by the pandemic and the energy industry.

•	Overall loan delinquencies of $1.3 billion decreased $194 million, or 13%, reflecting CARES Act and other forbearance and extension treatments.

•
Net charge-offs were $236 million, or .35% of average loans on an annualized basis, in the second quarter of 2020 compared to $142 million, or .24%, for the second quarter of 2019. Commercial loan net charge-offs increased $75 million and consumer loan net charge-offs increased $19 million.

•
The allowance for credit losses increased to $6.6 billion, or 2.55% of total loans, at June 30, 2020, calculated under the CECL accounting standard adopted January 1, 2020, compared to $3.1 billion, or 1.28% of total loans, at December 31, 2019, due to the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

For additional detail, including the adoption of the CECL accounting standard and the significant economic impact of COVID-19, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We further strengthened our already strong capital position.

•	The Basel III common equity Tier 1 (CET1) capital ratio increased to 11.3% at June 30, 2020 from 9.5% at December 31, 2019.

•
The June 30, 2020 ratio reflects a capital increase due to proceeds from the sale of our equity investment in BlackRock, changes under the Tailoring Rules, effective January 1, 2020 for PNC, and our election of a five-year transition provision that delays CECL's estimated impact on CET1 capital, as defined by the rule. CECL's estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL Allowance for credit losses (ACL) at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.

•	Common shareholders' equity increased 8% to $48.9 billion at June 30, 2020, compared to $45.3 billion at December 31, 2019.

•	The PNC board of directors declared a quarterly cash dividend on common stock payable on August 5, 2020 of $1.15 per share, consistent with the second quarter dividend paid on May 5, 2020.

•
We announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the third quarter of 2020, with the exception of share repurchases to offset the effects of employee benefit plan-related issuances as permitted by recent guidance from the Federal Reserve. The estimated amount of these repurchases in the third quarter of 2020 is $100 million, but the timing and amount of executed repurchases will be based on market conditions and other factors.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2020 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders beginning in the fourth quarter of 2020, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's Comprehensive Capital Analysis and Review (CCAR) process. The Federal Reserve also has imposed limitations on capital distributions in the third quarter of 2020 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 5

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views, as follow:

•
PNC’s baseline economic forecast is for an economic recovery in the second half of 2020 and into 2021, following a very severe but short recession in the first half of 2020. Consumers are increasing their spending and workers are returning to their job sites as states are gradually lifting restrictions on businesses and activities because of the COVID-19 pandemic; fiscal stimulus from the federal government is also supporting economic growth in mid-2020. After a significant contraction in real GDP, steep job losses, and a large increase in the unemployment rate earlier in the second quarter, economic growth has resumed and the labor market is improving.

•
In the baseline forecast, real GDP increases in the third quarter as consumers start to spend again. Fiscal stimulus and extremely low interest rates support the recovery. Real GDP surpasses its pre-recession peak in 2022, and growth is well above its long-term trend through 2023.

•	The baseline forecast assumes that the Federal Open Market Committee keeps the federal funds rate in its current range of 0.00% to 0.25% into 2023.

Given the many unknowns and potential downside risks, including additional COVID-19 outbreaks, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and restrictions on businesses and activities are reimposed or expanded, the economy could fall back into recession. The potential expiration of fiscal stimulus is also a major downside risk. The longer the labor market recovery takes, the more it will damage consumer fundamentals and sentiment. This could make the recovery weaker. Similarly, weak near-term growth could damage business fundamentals and an extended global recession due to COVID-19 would weaken the U.S. recovery. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

For the third quarter of 2020 compared to the second quarter of 2020, we expect:

•	Average loans to decline in the low-single digits percentage range;

•	Net interest income to be down approximately 1%;

•	Noninterest income to be down between 3% and 5%, including our expectation for lower other noninterest income;

•	Noninterest expense to be flat to down; and

•	Net loan charge-offs to be between $250 million and $350 million.

For the full year 2020, we expect total revenue and noninterest expense to each be down between 2% and 5% and we expect the 2020 effective tax rate to be in the low teens percentage range.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our first quarter 2020 Form 10-Q and 2019 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Results from continuing operations for the second quarter of 2020 was a net loss of $744 million, or $1.90 diluted loss per common share, a decrease of $1.9 billion compared to net income from continuing operations of $1.2 billion, or $2.47 per diluted common share, for the second quarter of 2019. For the first six months of 2020, net income from continuing operations was $15 million, or $0.29 diluted loss per common share, compared to $2.3 billion, or $4.67 per diluted common share, for the first six months of 2019.

The second quarter loss was driven by a $2.3 billion increase in the provision for credit losses, calculated under the CECL accounting standard adopted January 1, 2020 and reflecting the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2020			2019
Three months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$88,430	2.41%	$533	$83,641	3.03%	$635
Loans	268,114	3.37%	2,270	234,845	4.56%	2,693
Interest-earning deposits with banks	34,600	0.10%	9	13,469	2.38%	80
Other	10,867	2.26%	62	13,145	3.55%	116
Total interest-earning assets/interest income	$402,011	2.85%	2,874	$345,100	4.06%	3,524
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$241,445.23%		141	$201,234	1.03%	515
Borrowed funds	53,229	1.39%	187	62,335	3.08%	484
Total interest-bearing liabilities/interest expense	$294,674.44%		328	$263,569	1.51%	999
Net interest margin/income (Non-GAAP)		2.52%	2,546		2.91%	2,525
Taxable-equivalent adjustments			(19)			(27)
Net interest income (GAAP)			$2,527			$2,498

	2020			2019
Six months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$86,426	2.59%	$1,121	$82,983	3.04%	$1,262
Loans	255,843	3.71%	4,766	231,712	4.58%	5,315
Interest-earning deposits with banks	26,085	0.50%	65	14,238	2.41%	171
Other	10,167	2.84%	144	12,113	3.82%	231
Total interest-earning assets/interest income	$378,521	3.21%	6,096	$341,046	4.09%	6,979
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$228,390.45%		516	$198,540	1.00%	987
Borrowed funds	55,209	1.80%	501	61,066	3.14%	965
Total interest-bearing liabilities/interest expense	$283,599.71%		1,017	$259,606	1.50%	1,952
Net interest margin/income (Non-GAAP)		2.67%	5,079		2.94%	5,027
Taxable-equivalent adjustments			(41)			(54)
Net interest income (GAAP)			$5,038			$4,973

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

Net interest income increased $29 million, or 1%, and $65 million, or 1%, for the second quarter and first six months of 2020, respectively, compared with the same periods in 2019. The increase in both comparisons was driven by lower rates on borrowings and deposits and higher average loans, balances held with the Federal Reserve Bank and securities, partially offset by lower yields on interest-earning assets. Net interest margin in the quarterly comparison decreased 39 basis points reflecting the full quarter impact of the 1.5% reduction in the federal funds rate by the Federal Reserve in March 2020 and related changes in other short-term rates.

Average investment securities increased $4.8 billion, or 6%, in the quarterly comparison and $3.4 billion, or 4% in the year-to-date comparison. The increase in both comparisons was primarily due to increases in agency residential mortgage-backed securities and commercial mortgage-backed securities, partially offset by a decrease in U.S. Treasury and government agency securities.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Average investment securities represented 22% of average interest-earning assets for the second quarter of 2020 and 23% for the first six months of 2020 compared to 24% for the same periods in 2019.

Average loans grew $33.3 billion, or 14%, and $24.1 billion, or 10%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by an increase in both commercial and consumer loans. Average commercial loans increased by $29.2 billion and $19.2 billion in the respective comparisons, reflecting PPP lending under the CARES Act and higher utilization of loan commitments at the end of first quarter and extending through most of the second quarter 2020, driven by the economic impact of the pandemic on customer liquidity preferences.

Average consumer loans increased $4.1 billion and $4.9 billion in the quarterly and year-to-date comparisons, respectively. Growth in residential mortgage, auto, credit card, and unsecured installment loans was partially offset by declines in education loans due to runoff in the guaranteed government loan portfolio and home equity loan paydowns and payoffs that exceeded new origination volumes.

Average loans represented 67% and 68% of average interest-earning assets for the second quarter of 2020 and 2019, respectively, and 68% for the first six months of both 2020 and 2019.

Average interest-earning deposits with banks increased $21.1 billion and $11.8 billion in the respective quarterly and year-to-date comparisons, as average balances held with the Federal Reserve Bank increased due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

Average interest-bearing deposits grew $40.2 billion, or 20%, and $29.9 billion, or 15%, in the respective quarterly and year-to-date comparisons reflecting pandemic-related accumulation of customer liquidity as well as growth in commercial and consumer deposits and customers. In total, average interest-bearing deposits increased to 82% and 81% of average interest-bearing liabilities for the second quarter and first six months of 2020 compared to 76% for the same periods in 2019.

Average borrowed funds decreased $9.1 billion, or 15%, compared with the second quarter of 2019 and $5.9 billion, or 10%, compared with the first six months of 2019 primarily due to a decline in Federal Home Loan Bank (FHLB) borrowings and federal funds purchased reflecting use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock, partially offset by higher bank notes and senior and subordinated debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2020	2019	$	%	2020	2019	$	%
Noninterest income
Asset management	$199	$221	$(22)	(10)%	$400	$433	$(33)	(8)%
Consumer services	330	392	(62)	(16)%	707	763	(56)	(7)%
Corporate services	512	484	28	6%	1,038	946	92	10%
Residential mortgage	158	82	76	93%	368	147	221	150%
Service charges on deposits	79	171	(92)	(54)%	247	339	(92)	(27)%
Other	271	367	(96)	(26)%	614	675	(61)	(9)%
Total noninterest income	$1,549	$1,717	$(168)	(10)%	$3,374	$3,303	$71	2%

Noninterest income as a percentage of total revenue was 38% and 41% for the second quarter of 2020 and 2019, respectively, and 40% for the first six months of both 2020 and 2019.

Asset management revenue declined due to the impact on fees of PNC's divestiture activity in 2019 of the recordkeeping retirement business and proprietary mutual funds. PNC's discretionary client assets under management decreased to $151 billion at June 30, 2020 from $162 billion at June 30, 2019, primarily as a result of our fourth quarter 2019 sale of PNC's proprietary mutual funds.

Consumer services revenue declined in the quarterly and year-to-date comparisons as a result of lower transaction volumes and activity reflecting lower consumer spending.

Service charges on deposits decreased in both comparisons due to lower transaction volumes and fees waived to assist customers as a result of the pandemic.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate services revenue in the quarterly and year-to-date comparison increased due to higher revenue from commercial mortgage banking activities and asset-backed finance structuring fees and loan syndication fees, partially offset by lower merger and acquisition advisory fees.

Residential mortgage revenue increased in the quarterly comparison due to higher loan sales revenue from higher origination volumes. Revenue increases in the year-to-date comparison were attributable to higher residential mortgage servicing rights (RMSR) hedging gains and loan sales revenue.

The decrease in other noninterest income in the quarterly and year-to-date comparisons was primarily attributable to negative valuation adjustments of private equity investments and the second quarter 2019 gain on the sale of the retirement recordkeeping business, partially offset by higher capital markets-related revenue, and higher net securities gains in the year-to-date comparison.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2020	2019	$	%	2020	2019	$	%
Noninterest expense
Personnel	$1,373	$1,365	$8	1%	$2,742	$2,779	$(37)	(1)%
Occupancy	199	212	(13)	(6)%	406	427	(21)	(5)%
Equipment	301	298	3	1%	588	571	17	3%
Marketing	47	83	(36)	(43)%	105	148	(43)	(29)%
Other	595	653	(58)	(9)%	1,217	1,264	(47)	(4)%
Total noninterest expense	$2,515	$2,611	$(96)	(4)%	$5,058	$5,189	$(131)	(3)%

The decrease in noninterest expense in the quarterly and year-to-date comparisons reflected lower business activity related to the economic impact of the pandemic, including lower marketing expense and costs associated with business travel. In the year-to-date comparison, personnel expense declined due to variable costs associated with decreased business activity, partially offset by higher equipment expense related to technology investments.

Effective Income Tax Rate

The effective income tax rate from continuing operations was 17.5% in the second quarter of 2020 compared to 16.8% in the second quarter of 2019 and 165.2% in the first six months of 2019 compared to 16.6% in the same period in 2019.

Provision For Credit Losses
Table 5: Provision for Credit Losses

	Three months ended June 30		Six months ended June 30
Dollars in millions	2020	2019	2020	2019
Provision for credit losses
Loans and leases	$2,220	$180	$3,172	$369
Unfunded lending related commitments (a)	212		165
Investment securities	30		30
Other financial assets	1		10
Total provision for credit losses	$2,463	$180	$3,377	$369
(a) For the three and six months ended June 30, 2019, the provision for unfunded lending related commitments was included in the provision for loans and leases.

The provision for credit losses increased $2.3 billion and $3.0 billion for the second quarter and first six months of 2020, respectively, compared with the same periods in 2019. The provision in the 2020 periods was calculated under the CECL accounting standard adopted January 1, 2020 and the increase in both the quarterly and year-to-date comparison reflects the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Net Income from Discontinued Operations

Table 6: Discontinued Operations

The following table summarizes net income from our investment in BlackRock, which is now reported as discontinued operations as a result of the divestiture.

	Three months ended June 30		Six months ended June 30

Dollars in millions	2020	2019	2020	2019
Net income from discontinued operations	$4,399	$189	$4,555	$378

For additional details on the divestiture of our equity investment in BlackRock, see the Executive Summary within this Financial Review and Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements of this Report.
CONSOLIDATED BALANCE SHEET REVIEW
Table 7: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2020	2019	$	%
Assets
Interest-earning deposits with banks	$50,233	$23,413	$26,820	115%
Loans held for sale	1,443	1,083	360	33%
Asset held for sale (a)		8,558	(8,558)	(100)%
Investment securities	98,493	86,824	11,669	13%
Loans	258,236	239,843	18,393	8%
Allowance for loan and lease losses (b)	(5,928)	(2,742)	(3,186)	(116)%
Mortgage servicing rights	1,067	1,644	(577)	(35)%
Goodwill	9,233	9,233	—	—
Other	46,201	42,439	3,762	9%
Total assets	$458,978	$410,295	$48,683	12%
Liabilities
Deposits	$345,997	$288,540	$57,457	20%
Borrowed funds	47,026	60,263	(13,237)	(22)%
Allowance for unfunded lending related commitments (b)	662	318	344	108%
Other	12,345	11,831	514	4%
Total liabilities	406,030	360,952	45,078	12%
Equity
Total shareholders’ equity	52,923	49,314	3,609	7%
Noncontrolling interests	25	29	(4)	(14)%
Total equity	52,948	49,343	3,605	7%
Total liabilities and equity	$458,978	$410,295	$48,683	12%

(a)
Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Discontinued Operations for additional details.

(b)
Amounts as of June 30, 2020 reflect the impact of adopting the CECL accounting standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent ALLL under the incurred loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

Our balance sheet was strong and well positioned at both June 30, 2020 and December 31, 2019.

•	Total assets increased as a result of higher interest-earning deposits with banks, primarily the Federal Reserve Bank, loan growth, and higher investment securities;

•	Total liabilities increased primarily due to deposit growth reflecting pandemic-related accumulation of liquidity by customers partially offset by lower FHLB borrowings and federal funds purchased;

•
Total equity increased as higher retained earnings driven by the gain on sale of our equity investment in BlackRock and higher accumulated other comprehensive income (AOCI) was partially offset by share repurchases, dividends on common and preferred stock, and the day-one effect of adopting the CECL accounting standard.

10    The PNC Financial Services Group, Inc. – Form 10-Q

The ACL related to loans totaled $6.6 billion at June 30, 2020, an increase of $3.5 billion since December 31, 2019. The increase was attributable to the $.6 billion day-one CECL transition adjustment and a $3.3 billion provision for credit losses, partially offset by net charge-offs of $.4 billion. The provision reflects the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth. See the following for additional information related to our ACL related to loans:

•	Allowance for Credit Losses in the Credit Risk Management section of this Financial Review, and

•	Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2019 Form 10-K.
Loans
Table 8: Loans

	June 30	December 31	Change
Dollars in millions	2020	2019	$	%
Commercial
Commercial and industrial	$144,335	$125,337	$18,998	15%
Commercial real estate	28,763	28,110	653	2%
Equipment lease financing	7,097	7,155	(58)	(1)%
Total commercial	180,195	160,602	19,593	12%
Consumer
Home equity	24,879	25,085	(206)	(1)%
Residential real estate	22,469	21,821	648	3%
Automobile	16,157	16,754	(597)	(4)%
Credit card	6,575	7,308	(733)	(10)%
Education	3,132	3,336	(204)	(6)%
Other consumer	4,829	4,937	(108)	(2)%
Total consumer	78,041	79,241	(1,200)	(2)%
Total loans	$258,236	$239,843	$18,393	8%

Commercial loan growth reflected the impact of PPP lending under the CARES Act and higher utilization of loan commitments driven by the economic impact of the pandemic on customer liquidity preferences. PNC funded $13.7 billion of PPP loans during the second quarter of 2020, which benefited over 73,000 of our customers. At June 30, 2020, we had $12.8 billion of PPP loans in our commercial loan balance.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans declined as new originations decreased due to the economic impact of the pandemic and lower customer spending. Residential mortgage loans increased as the low interest rate environment resulted in an increase in origination volumes primarily of nonconforming loans, which are loans that do not meet agency standards as a result of exceeding agency conforming loan limits.

For information on our home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

Investment Securities

Investment securities of $98.5 billion at June 30, 2020 increased $11.7 billion, or 13%, compared to December 31, 2019, due primarily to net purchases and an increase in the fair value of agency residential mortgage-backed and U.S. Treasury securities.

The PNC Financial Services Group, Inc. – Form 10-Q 11

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the Liquidity Coverage Ratio (LCR) and other internal and external guidelines and constraints. During the first half of 2020, $16.2 billion of debt securities were transferred from held to maturity to available for sale, including $49 million in the second quarter of 2020 pursuant to elections made under recently adopted accounting standards. See further discussion in Note 1 Accounting Policies.
Table 9: Investment Securities

	June 30, 2020		December 31, 2019		Ratings (a) as of June 30, 2020
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$20,040	$21,119	$16,926	$17,348	100%
Agency residential mortgage-backed	55,630	57,480	50,266	50,984	100%
Non-agency residential mortgage-backed	1,472	1,682	1,648	1,954	13%	1%	2%	47%	37%
Agency commercial mortgage-backed	3,002	3,140	3,153	3,178	100%
Non-agency commercial mortgage-backed (c)	4,134	4,039	3,782	3,806	85%	1%	5%	1%	8%
Asset-backed (d)	5,312	5,368	5,096	5,166	91%	2%		6%	1%
Other (e)	5,512	5,839	4,580	4,771	67%	23%	8%		2%
Total investment securities (f)	$95,102	$98,667	$85,451	$87,207	96%	1%	1%	1%	1%

(a)	Ratings percentages allocated based on amortized cost, net of allowance for securities.

(b)
Amortized cost is presented net of applicable allowance for securities of $32 million at June 30, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.

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

Table 9 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 1 Accounting Policies and Note 3 Investment Securities in the Notes To Consolidated Financial Statements for additional details regarding the methodology for determining the allowance and the amount of the allowance for investment securities, respectively.

The duration of investment securities was 2 years at June 30, 2020. We estimate that at June 30, 2020 the effective duration of investment securities was 2.5 years for an immediate 50 basis points parallel increase in interest rates and 1.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 3.3 years at June 30, 2020 compared to 4.1 years at December 31, 2019.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2020	Years
Agency residential mortgage-backed	3.0
Non-agency residential mortgage-backed	6.4
Agency commercial mortgage-backed	3.5
Non-agency commercial mortgage-backed	2.6
Asset-backed	2.1

Additional information regarding our investment securities is included in Note 3 Investment Securities and Note 12 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources
Table 11: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2020	2019	$	%
Deposits
Noninterest-bearing	$99,458	$72,779	$26,679	37%
Interest-bearing
Money market	62,688	54,115	8,573	16%
Demand	85,379	71,692	13,687	19%
Savings	77,252	68,291	8,961	13%
Time deposits	21,220	21,663	(443)	(2)%
Total interest-bearing deposits	246,539	215,761	30,778	14%
Total deposits	345,997	288,540	57,457	20%
Borrowed funds
FHLB borrowings	8,500	16,341	(7,841)	(48)%
Bank notes and senior debt	27,704	29,010	(1,306)	(5)%
Subordinated debt	6,500	6,134	366	6%
Other	4,322	8,778	(4,456)	(51)%
Total borrowed funds	47,026	60,263	(13,237)	(22)%
Total funding sources	$393,023	$348,803	$44,220	13%

Growth in both interest-bearing and noninterest-bearing deposits reflected pandemic-related accumulation of liquidity by commercial and consumer customers, including from government stimulus payments and lower consumer spending. In addition, there was a shift from interest-bearing to noninterest-bearing deposits in the first six months of 2020 that reflected the impact of the current interest rate environment.

Borrowed funds decreased due to lower FHLB borrowings, federal funds purchased included in other borrowed funds and bank notes and senior debt, reflecting the use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.
The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2020 liquidity and capital activities. See Note 8 Borrowed Funds in the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity was $52.9 billion at June 30, 2020, an increase of $3.6 billion compared to December 31, 2019. The increase resulted from net income of $4.6 billion driven by the gain on sale of our equity investment in BlackRock and higher AOCI of $2.3 billion, partially offset by common share repurchases of $1.3 billion, common and preferred stock dividends of $1.1 billion, and a day-one transition adjustment of $.7 billion for the adoption of the CECL accounting standard.

PNC announced on March 16, 2020 a temporary suspension of its common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the third quarter of 2020, with the exception of share repurchases to offset the effects of employee benefit plan-related issuances as permitted by recent guidance from the Federal Reserve. The estimated amount of these repurchases in the third quarter of 2020 is $100 million, but the timing and amount of executed repurchases will be based on market conditions and other factors.

The PNC Financial Services Group, Inc. – Form 10-Q 13

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:

•	Retail Banking

•	Corporate & Institutional Banking

•	Asset Management Group

Business segment results and a description of each business are included in Note 15 Segment Reporting in the Notes To Consolidated Financial Statements in this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 15, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

During the second quarter, we divested our entire 22.4% investment in BlackRock. See Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements in this Report for additional information on the sale and details on our results and cash flows for the three and six months ended June 30, 2020 and 2019. Following the sale and donation, PNC and its affiliates only hold shares of BlackRock stock in a fiduciary capacity for clients of PNC and its affiliates.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 81 in Note 15 Segment Reporting in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

See the Executive Summary of this Financial Review for our discussion of the impact of COVID-19 related developments on our business and operations, including COVID-19 relief efforts for our customers. We have granted loan modifications through extensions, deferrals, and forbearance to assist our customers in need during the pandemic. See Loan Modifications in the Troubled Debt Restructurings and Loan Modifications section of Credit Risk Management for details on our commercial and consumer loan modifications.

14    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 12: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$2,846	$2,725	$121	4%
Noninterest income	1,373	1,252	121	10%
Total revenue	4,219	3,977	242	6%
Provision for credit losses	1,206	209	997	477%
Noninterest expense	3,036	2,995	41	1%
Pretax earnings	(23)	773	(796)	(103)%
Income taxes (benefit)	(1)	184	(185)	(101)%
Earnings	$(22)	$589	$(611)	(104)%
Average Balance Sheet
Loans held for sale	$804	$498	$306	61%
Loans
Consumer
Home equity	$22,763	$22,804	$(41)	—%
Residential real estate	18,104	15,388	2,716	18%
Automobile	16,892	14,917	1,975	13%
Credit card	6,948	6,291	657	10%
Education	3,281	3,740	(459)	(12)%
Other consumer	2,494	2,123	371	17%
Total consumer	70,482	65,263	5,219	8%
Commercial	12,068	10,471	1,597	15%
Total loans	$82,550	$75,734	$6,816	9%
Total assets	$99,583	$91,805	$7,778	8%
Deposits
Noninterest-bearing demand	$35,680	$30,956	$4,724	15%
Interest-bearing demand	45,102	42,607	2,495	6%
Money market	22,903	26,283	(3,380)	(13)%
Savings	65,364	54,596	10,768	20%
Certificates of deposit	11,947	12,543	(596)	(5)%
Total deposits	$180,996	$166,985	$14,011	8%
Performance Ratios
Return on average assets	(.04)%	1.29%
Noninterest income to total revenue	33%	31%
Efficiency	72%	75%

The PNC Financial Services Group, Inc. – Form 10-Q 15

Six months ended June 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Supplemental Noninterest Income Information
Consumer services	$687	$751	$(64)	(9)%
Residential mortgage	$368	$147	$221	150%
Service charges on deposits	$246	$326	$(80)	(25)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$122	$124	$(2)	(2)%
Serviced portfolio acquisitions	$13	$6	$7	117%
MSR asset value (b)	$0.6	$1.0	$(.4)	(40)%
MSR capitalization value (in basis points) (b)	47	80	(33)	(41)%
Servicing income: (in millions)
Servicing fees, net (c)	$80	$95	$(15)	(16)%
Mortgage servicing rights valuation, net of economic hedge	$121	$(2)	$123	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$7.4	$4.6	$2.8	61%
Loan sale margin percentage	3.45%	2.28%
Percentage of originations represented by:
Purchase volume (d)	35%	55%
Refinance volume	65%	45%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	61%	56%
Digital consumer customers (f)	72%	69%
Credit-related statistics
Nonperforming assets (g)	$1,037	$1,074	$(37)	(3)%
Net charge-offs - loans and leases	$308	$252	$56	22%
Other statistics
ATMs	9,058	9,072	(14)	—%
Branches (h)	2,256	2,321	(65)	(3)%
Brokerage account client assets (in billions) (i)	$53	$52	$1	2%
* - Not Meaningful

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of June 30, except for customer-related statistics, which are averages for the six months ended, and net charge-offs, which are for the six months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Primarily nonperforming loans of $1.0 billion and $1.1 billion for June 30, 2020 and June 30, 2019, respectively.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking had a loss of $22 million in the first six months of 2020 compared with earnings of $589 million for the same period in 2019. The decrease in earnings was attributable to higher provision for credit losses and increased noninterest expense partially offset by higher noninterest income and net interest income.

Net interest income increased primarily due to growth in loan and deposit balances and wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income increased largely due to growth in residential mortgage revenue attributable to higher results from residential mortgage servicing rights valuation, net of economic hedge, and increased loan sales revenue from higher origination volumes partially offset by service charges on deposits and consumer services fees reflecting lower transaction volumes, fees waived to assist customers in the pandemic and lower consumer spending. The increase in noninterest income was also driven by lower negative derivative fair value adjustments related to Visa Class B common shares of $24 million for the first six months of 2020 compared with the negative adjustments of $47 million for the same period in 2019.

16    The PNC Financial Services Group, Inc. – Form 10-Q

Provision for credit losses increased in the first six months of 2020 compared to the same period in 2019 reflecting changes in methodology due to the adoption of the CECL accounting standard, together with the significantly adverse economic impact of the pandemic.

Higher noninterest expense primarily resulted from higher personnel, equipment and branch-related expenses, partially offset by lower advertising and marketing.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first six months of 2020, average total deposits increased compared to the same period in 2019 primarily driven by savings deposits which increased due, in part, to a shift from money market deposits to relationship-based savings products as well as growth in demand deposits. Savings and demand deposits also benefited from the impact of government stimulus payments and lower consumer spending due to the pandemic.

Retail Banking average total loans increased in the first six months of 2020 compared with the same period in 2019.

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans and a robust refinance market driven by historically low interest rates.

•	Average auto loans increased primarily due to strong new indirect auto loan volumes, including in our Southeast and expansion markets.

•	Average commercial loans increased primarily due to PPP loans.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition.

•	Average unsecured installment loans increased primarily driven by growth in originations through digital channels.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

•	Average home equity loans decreased as paydowns and payoffs on loans exceeded new originated volume.

In 2018, we launched our national expansion strategy designed to grow customers with digitally-led banking and an ultra-thin branch network in markets outside of our existing retail branch network and began offering a digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and banking services, beyond deposits and withdrawals. Deposit products are led by a digital high yield savings account. Following the first solution center opening in 2018, four additional solution centers opened in 2019 with a second in Kansas City and three in the Dallas/Fort Worth market. We also offer digital unsecured installment and small business loans in the expansion markets. We continue to execute our national expansion strategy in 2020 including physical expansion into three new markets, Boston, Houston, and Nashville. The first solution centers in Houston and Nashville were opened successfully in July. The first solution center in Boston is on track to open later in the year.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. Retail Banking also continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased.

•	Approximately 72% of consumer customers used non-teller channels for the majority of their transactions in the first six months of 2020 compared with 69% for the same period in 2019.

•	Deposit transactions via ATM and mobile channels increased to 61% of total deposit transactions in the first six months of 2020 from 56% for the same period in 2019.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions	2020	2019	$	%
Income Statement
Net interest income	$2,030	$1,815	$215	12%
Noninterest income	1,420	1,237	183	15%
Total revenue	3,450	3,052	398	13%
Provision for credit losses	2,043	171	1,872	1,095%
Noninterest expense	1,395	1,384	11	1%
Pretax earnings	12	1,497	(1,485)	(99)%
Income taxes	—	343	(343)	(100)%
Earnings	$12	$1,154	$(1,142)	(99)%
Average Balance Sheet
Loans held for sale	$550	$338	$212	63%
Loans
Commercial
Commercial and industrial	$128,139	$111,186	$16,953	15%
Commercial real estate	26,848	26,098	750	3%
Equipment lease financing	7,051	7,274	(223)	(3)%
Total commercial	162,038	144,558	17,480	12%
Consumer	9	18	(9)	(50)%
Total loans	$162,047	$144,576	$17,471	12%
Total assets	$185,878	$160,551	$25,327	16%
Deposits
Noninterest-bearing demand	$46,904	$39,156	$7,748	20%
Interest-bearing demand	24,388	18,267	$6,121	34%
Money market	32,532	26,292	6,240	24%
Other	8,706	5,830	2,876	49%
Total deposits	$112,530	$89,545	$22,985	26%
Performance Ratios
Return on average assets	.01%	1.45%
Noninterest income to total revenue	41%	41%
Efficiency	40%	45%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$960	$912	$48	5%
Capital Markets (b)	$732	$559	$173	31%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$71	$35	$36	103%
Commercial mortgage loan servicing income (d)	136	119	17	14%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	42	16	26	163%
Total	$249	$170	$79	46%
Commercial mortgage servicing rights asset value (f)	$490	$630	$(140)	(22)%
Average Loans by C&IB business
Corporate Banking	$84,846	$72,736	$12,110	17%
Real Estate	39,746	36,752	2,994	8%
Business Credit	23,597	22,306	1,291	6%
Commercial Banking	9,246	8,099	1,147	14%
Other	4,612	4,683	(71)	(2)%
Total average loans	$162,047	$144,576	$17,471	12%
Credit-related statistics
Nonperforming assets (f) (g)	$674	$497	$177	36%
Net charge-offs - loans and leases	$149	$28	$121	432%

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

(e)	Amounts are reported in corporate service fees.

(f)	As of June 30.

(g)	Primarily nonperforming loans of $.7 billion and $.5 billion at June 30, 2020 and June 30, 2019, respectively.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking earned $12 million in the first six months of 2020 compared to $1.2 billion for the same period in 2019. Higher provision for credit losses was partially offset by higher revenue.

Net interest income increased in the comparison, primarily due to higher average loan and deposit balances, partially offset by narrower interest rate spreads on the value of deposits.

Growth in noninterest income in the comparison reflected broad-based increases including higher capital markets-related revenue and higher revenue from commercial mortgage banking activities.

Provision for credit losses increased in the first six months of 2020 compared to the same period in 2019 reflecting changes in methodology due to the adoption of the CECL accounting standard, together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

The first six months of 2020 experienced an increase in nonperforming assets and net loan and lease charge-offs compared to the same period in 2019 primarily related to industries economically impacted by the pandemic and the energy industry.

Noninterest expense increased in the comparison largely due to investments in strategic initiatives, mostly offset by lower variable costs associated with decreased business activity related to the pandemic.

Average loans increased in the comparison across all businesses primarily due to increased utilization of loan commitments driven by the economic impact of the pandemic on customer liquidity preferences and the impact of PPP loan originations:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting increased utilization and new production, including PPP loan originations.

•
PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased primarily driven by higher commercial mortgage and multifamily agency warehouse lending, partially offset by project loan payoffs.

•
Business Credit provides asset-based lending. The loan portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by short-term assets. Average loans for this business increased primarily due to new originations, partially offset by lower utilization.

•
Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by PPP loan originations.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison reflecting customers maintaining liquidity due to the economic impact of the pandemic. We continue to actively monitor the interest rate environment and make adjustments in response to evolving market conditions, bank funding needs and client relationship dynamics.

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

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 13 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury

The PNC Financial Services Group, Inc. – Form 10-Q 19

management customer deposit balances. Compared with the first six months of 2019, treasury management revenue increased primarily due to higher deposit balances, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was broad-based across most products and services and included higher underwriting fees and fees on customer-related derivatives activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison due to higher revenue across all activities.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 14: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$177	$138	$39	28%
Noninterest income	408	503	(95)	(19)%
Total revenue	585	641	(56)	(9)%
Provision for credit losses	42	(1)	43	*
Noninterest expense	436	479	(43)	(9)%
Pretax earnings	107	163	(56)	(34)%
Income taxes	25	38	(13)	(34)%
Earnings	$82	$125	$(43)	(34)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$2,511	$1,758	$753	43%
Other consumer	4,013	4,289	(276)	(6)%
Total consumer	6,524	6,047	477	8%
Commercial	869	741	128	17%
Total loans	$7,393	$6,788	$605	9%
Total assets	$7,880	$7,204	$676	9%
Deposits
Noninterest-bearing demand	$1,445	$1,368	$77	6%
Interest-bearing demand	7,296	2,983	4,313	145%
Money market	1,653	1,910	(257)	(13)%
Savings	7,297	5,799	1,498	26%
Other	785	747	38	5%
Total deposits	$18,476	$12,807	$5,669	44%
Performance Ratios
Return on average assets	2.10%	3.50%
Noninterest income to total revenue	70%	78%
Efficiency	75%	75%
Supplemental Noninterest Income Information
Asset management fees	$400	$433	$(33)	(8)%
Other Information
Nonperforming assets (a) (b)	$38	$45	$(7)	(16)%
Net charge-offs (recoveries) - loans and leases	$(1)	$1	$(2)	(200)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$151	$162	$(11)	(7)%
Nondiscretionary client assets under administration	138	132	6	5%
Total	$289	$294	$(5)	(2)%
Discretionary client assets under management
Personal	$94	$99	$(5)	(5)%
Institutional	57	63	(6)	(10)%
Total	$151	$162	$(11)	(7)%
* - Not meaningful

(a)	As of June 30.

(b)	Primarily nonperforming loans of $38 million at June 30, 2020 and $45 million at June 30, 2019.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $82 million in the first six months of 2020 compared with earnings of $125 million for the same period in 2019. Earnings decreased due to lower revenue and higher provision for credit losses, partially offset by lower noninterest expense.

The PNC Financial Services Group, Inc. – Form 10-Q 21

Net interest income increased due to higher average loan and deposit balances partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income decreased due to lower asset management fees resulting from the impact of 2019 divestiture activities and the 2019 gain on the sale of the retirement recordkeeping business.

Noninterest expense decreased in the comparison and was primarily attributable to the impact of the 2019 divestitures.

Provision for credit losses increased reflecting changes in methodology due to the adoption of the CECL accounting standard, together with the significantly adverse economic impact of the pandemic.

Asset Management Group’s discretionary client assets under management decreased in comparison to the prior year primarily attributable to the sale of components of the PNC Capital Advisors investment management business.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

Wealth Management and Hawthorn have nearly 100 offices operating in six out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The businesses provide customized investments, planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

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

22    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Portfolio Characteristics and Analysis
Table 15: Details of Loans
In billions
We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about our significant loan classes.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% and 52% of our total loan portfolio at June 30, 2020 and December 31, 2019, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s probability of default (PD) and loss given default (LGD) for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified as shown in the following table which provides a breakout by industry classification (classified based on the North American Industry Classification System (NAICS)).

Table 16: Commercial and Industrial Loans by Industry

	June 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$25,590	18%	$21,540	17%
Retail/wholesale trade	21,747	15	21,565	17
Service providers	21,347	15	16,112	13
Real estate related (a)	14,634	10	12,346	10
Financial services	13,596	9	11,318	9
Health care	10,109	7	8,035	6
Transportation and warehousing	7,771	5	7,474	6
Other industries	29,541	21	26,947	22
Total commercial and industrial loans	$144,335	100%	$125,337	100%
(a) Represents loans to customers in the real estate and construction industries.

The PNC Financial Services Group, Inc. – Form 10-Q 23

Commercial and industrial loan increases at June 30, 2020 were driven by loan growth, including the impact of PPP lending under the CARES Act and higher utilization of loan commitments driven by the economic impact of the pandemic on customer liquidity preferences. See the Commercial High Impact Industries discussion within this Credit Risk Management for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $17.5 billion related to commercial mortgages, $6.4 billion of real estate project loans and $4.9 billion of intermediate term financing loans as of June 30, 2020. Comparable amounts were $17.0 billion, $5.6 billion and $5.5 billion, respectively, as of December 31, 2019.
We monitor credit risk associated with our commercial real estate loans similar to commercial and industrial loans by analyzing PD and LGD. Additionally, risks associated with these types of credit activities tend to be correlated to the loan structure, collateral location, project progress and business environment. These attributes are also monitored and utilized in assessing credit risk. The portfolio is geographically diverse due to the nature of our business involving clients throughout the U.S. The following table presents our commercial real estate loans by geography and property type.
Table 17: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$4,524	16%	$4,393	16%
Florida	2,863	10	2,557	9
Texas	1,847	6	1,717	6
Maryland	1,771	6	1,889	7
Virginia	1,577	5	1,547	6
Pennsylvania	1,351	5	1,310	4
Ohio	1,280	4	1,307	4
New Jersey	1,209	4	1,106	4
Illinois	999	4	1,001	4
North Carolina	961	3	1,015	4
Other	10,381	37	10,268	36
Total commercial real estate loans	$28,763	100%	$28,110	100%
Property Type
Multifamily	$9,326	32%	$9,003	32%
Office	7,785	27	7,641	27
Retail	3,615	13	3,702	13
Industrial/Warehouse	2,069	7	2,003	7
Hotel/Motel	1,923	7	1,813	7
Senior Housing	1,309	5	1,123	4
Mixed Use	905	3	943	3
Other	1,831	6	1,882	7
Total commercial real estate loans	$28,763	100%	$28,110	100%

(a)	Presented in descending order based on loan balances at June 30, 2020.

Commercial High Impact Industries
In light of the current economic circumstances related to COVID-19, we are evaluating and monitoring our entire commercial portfolio for elevated levels of credit risk; however, we believe the industry sectors most likely to be impacted by the effects of the pandemic are:

•	Non-real estate related

•	Leisure recreation: restaurants, casinos, hotels, convention centers

•	Non-essential retail: retail excluding auto, gas, staples

•	Healthcare facilities: elective, private practices

•	Consumer services: religious organizations, childcare

•	Leisure travel: cruise, airlines, other travel/transportation

•	Other impacted areas: shipping, senior living, specialty education

24    The PNC Financial Services Group, Inc. – Form 10-Q

•	Real estate related

•	Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants

•	Hotel: full service, limited service, extended stay

•	Senior housing: assisted living, independent living

As of June 30, 2020, our outstanding loan balances in these industries totaled $19.6 billion, or approximately 8% of our total loan portfolio, while additional unfunded loan commitments totaled $9.2 billion. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we expect to see charge-offs increase over time if the current economic trends continue.
In our non-real estate related category we have $11.5 billion in loans outstanding, $2.0 billion of which are funded through the PPP and guaranteed by the Small Business Administration (SBA) under the CARES Act. Nonperforming loans in these industries totaled $.1 billion, or .9% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.0 billion at June 30, 2020 with the greatest stress seen in the leisure recreation and leisure travel sectors.

Within the commercial real estate related category, we have $8.1 billion in loans outstanding which includes real estate projects of $4.8 billion. Nonperforming loans in this category totaled $.1 billion at June 30, 2020, or 1.2% of total loans outstanding in the commercial real estate related category, driven primarily by one real estate investment trust related loan. In this category, we continue to see substantial stress in the non-essential retail and hotel segments.

Oil and Gas Loan Portfolio
We are also monitoring our oil and gas portfolio closely for elevated levels of credit risk given the continued pressures on the energy industry. As of June 30, 2020, our outstanding loans in the oil and gas sector totaled $4.1 billion or 1.6% of total loans, which includes $.1 billion funded through the PPP and guaranteed by the SBA under the CARES Act. This portfolio comprised approximately $1.9 billion in the midstream and downstream sectors, $1.1 billion of oil services companies and $1.1 billion related to exploration and production companies. Of the oil services category, approximately $.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of June 30, 2020 totaled $.2 billion, or 4.9% of total loans outstanding in this sector. Additional unfunded loan commitments in the oil and gas portfolio totaled $6.9 billion at June 30, 2020.

Consumer

Home Equity
Home equity loans comprised $13.3 billion of primarily variable-rate home equity lines of credit and $11.6 billion of closed-end home equity installment loans at June 30, 2020. Comparable amounts were $13.9 billion and $11.2 billion, respectively, as of December 31, 2019.

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

The credit quality of newly originated loans over the last twelve months was strong overall with a weighted-average LTV on originations of 68% and a weighted-average FICO score of 770.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents our home equity loans by geography and lien type.

Table 18: Home Equity Loans by Geography and by Lien Type

	June 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,750	23%	$5,812	23%
New Jersey	3,648	15	3,728	15
Ohio	2,845	11	2,899	12
Illinois	1,497	6	1,544	6
Florida	1,497	6	1,340	5
Michigan	1,408	6	1,371	5
Maryland	1,399	6	1,420	6
North Carolina	1,083	4	1,092	4
Kentucky	970	4	990	4
Virginia	827	3	810	3
Other	3,955	16	4,079	17
Total home equity loans	$24,879	100%	$25,085	100%
Lien type
1st lien		61%		59%
2nd lien		39		41
Total		100%		100%

(a)	Presented in descending order based on loan balances at June 30, 2020.

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2020 and December 31, 2019.

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

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 69% and a weighted-average FICO score of 771.

The following table presents our residential real estate loans by geography.

Table 19: Residential Real Estate Loans by Geography

	June 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$7,618	34%	$6,800	31%
New Jersey	1,786	8	1,779	8
Florida	1,567	7	1,580	7
Pennsylvania	1,096	5	1,113	5
Illinois	1,068	5	1,118	5
New York	990	4	1,008	5
Washington	923	4	646	3
Virginia	908	4	868	4
Maryland	895	4	923	4
North Carolina	848	4	877	4
Other	4,770	21	5,109	24
Total residential real estate loans	$22,469	100%	$21,821	100%

(a)	Presented in descending order based on loan balances at June 30, 2020.

26    The PNC Financial Services Group, Inc. – Form 10-Q

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. The originated nonconforming residential mortgage portfolio had strong credit quality at June 30, 2020 with an average original LTV of 69% and an average original FICO score of 773. Our portfolio of originated nonconforming residential mortgage loans totaled $17.4 billion at June 30, 2020 with 40% located in California.

Automobile
Within auto loans, $14.5 billion resided in the indirect auto portfolio while $1.7 billion were in the direct auto portfolio as of June 30, 2020. Comparable amounts as of December 31, 2019 were $15.1 billion and $1.7 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 765 for indirect auto loans and 769 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 73 months for indirect auto loans and 63 months for direct auto loans. We offer both new and used auto financing to customers through our various channels. At June 30, 2020, the portfolio was composed of 56% new vehicle loans and 44% used vehicle loans. Comparable amounts at December 31, 2019 were 55% and 45%, respectively.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO) and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. Amounts as of December 31, 2019 also excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. In connection with the adoption of the CECL standard, nonperforming loans as of June 30, 2020 include purchased credit deteriorated (PCD) loans which meet the criteria to be classified as nonperforming. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report for details on our nonaccrual policies and additional information related to the adoption of the CECL standard, including the discontinuation of purchased impaired loan accounting.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table presents a summary of nonperforming assets by major category.

Table 20: Nonperforming Assets by Type

	June 30, 2020	December 31, 2019	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$758	$501	$257	51%
Consumer (a)	1,118	1,134	(16)	(1)%
Total nonperforming loans	1,876	1,635	241	15%
OREO and foreclosed assets	79	117	(38)	(32)%
Total nonperforming assets	$1,955	$1,752	$203	12%
TDRs included in nonperforming loans	$860	$843	$17	2%
Percentage of total nonperforming loans	46%	52%
Nonperforming loans to total loans	.73%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.76%	.73%
Nonperforming assets to total assets	.43%	.43%
Allowance for loan and lease losses to nonperforming loans (b)	316%	168%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)
Ratio at June 30, 2020 reflects the changes in ALLL methodology due to the adoption of the CECL accounting standard on January 1, 2020, along with increases in reserves during 2020 due to the significantly adverse economic impact of the pandemic, and its resulting effects on loan portfolio credit quality and loan growth.

The increase in nonperforming assets at June 30, 2020 was primarily attributable to higher nonperforming commercial loans in industries economically impacted by the pandemic and the energy industry, partially offset by the decline in OREO and foreclosed assets due to asset sales and the suspension of pandemic-related foreclosures. See the discussions of Commercial High Impact Industries and the Oil and Gas Loan Portfolio within this Credit Risk Management section for further detail on these industries.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2020 and 2019.

Table 21: Change in Nonperforming Assets

In millions	2020	2019
January 1	$1,752	$1,808
New nonperforming assets	849	695
Charge-offs and valuation adjustments	(249)	(334)
Principal activity, including paydowns and payoffs	(243)	(193)
Asset sales and transfers to loans held for sale	(48)	(40)
Returned to performing status	(106)	(86)
June 30	$1,955	$1,850

As of June 30, 2020, approximately 81% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses. As of June 30, 2020, commercial nonperforming loans were carried at approximately 78% of their unpaid principal balance, due to charge-offs recorded to date, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprised 77% and 79% of total residential real estate nonperforming loans at June 30, 2020 and December 31, 2019, respectively, while home equity TDRs comprised 45% and 49% of home equity nonperforming loans at June 30, 2020 and December 31, 2019, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

At June 30, 2020, our largest nonperforming asset was $99 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 18% of total nonperforming assets.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and at June 30, 2020 also include PCD loans. Amounts exclude loans held for sale, while amounts as of December 31, 2019 also excluded purchased impaired loans.

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the delinquency status of loans modified due to COVID-19 related hardships are being reported as of June 30, 2020 in alignment with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows: (i) if current at the time of modification, the loan remains current throughout the modification period, (ii) if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported as delinquent status during the modification period, or (iii) if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current. As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. See Recent Regulatory Developments in Item 2 of our first quarter 2020 Form 10-Q for more information on the CARES Act and the related interagency guidance.
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30 2020	December 31 2019	Change		June 30 2020	December 31 2019
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$590	$661	$(71)	(11)%	.23%	.28%
Accruing loans past due 60 to 89 days	264	258	6	2%	.10%	.11%
Total early stage loan delinquencies	854	919	(65)	(7)%	.33%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	456	585	(129)	(22)%	.18%	.24%
Total accruing loans past due	$1,310	$1,504	$(194)	(13)%	.51%	.63%

(a)	Past due loan amounts include government insured or guaranteed loans of $.5 billion at June 30, 2020 and $.6 billion at December 31, 2019.

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

Troubled Debt Restructurings and Loan Modifications
Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that meet certain criteria under the CARES Act are not categorized as TDRs.
Table 23: Summary of Troubled Debt Restructurings (a)

	June 30 2020	December 31 2019	Change
Dollars in millions			$	%
Commercial	$404	$361	$43	12%
Consumer	1,181	1,303	(122)	(9)%
Total TDRs	$1,585	$1,664	$(79)	(5)%
Nonperforming	$860	$843	$17	2%
Accruing (b)	725	821	(96)	(12)%
Total TDRs	$1,585	$1,664	$(79)	(5)%

(a)	Amounts in table do not include associated valuation allowances.

(b)
Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Nonperforming TDRs represented approximately 46% and 52% of total nonperforming loans at June 30, 2020 and December 31, 2019, respectively, and 54% and 51% of total TDRs at June 30, 2020 and December 31, 2019, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies and 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs. For additional information on the CARES Act, see the Recent Regulatory Developments section in Item 2 of our first quarter 2020 Form 10-Q.

Loan Modifications
PNC is working to provide relief and flexibility to our customers, many of whom are suffering hardships as a result of COVID-19 and the resulting economic downturn, through a variety of solutions, including granting loan and lease modifications. We continue to monitor the success rates and delinquency status of our loan and lease modification programs to assess their effectiveness in serving our borrowers’ and servicing customers’ needs while mitigating credit losses.

Due to the passage of the CARES Act, loan modifications meeting certain criteria qualify the loan for relief from TDR treatment. These criteria include (i) the loan modification results from a COVID-19 related hardship, (ii) the borrower is no more than 30 days past due as of December 31, 2019, and (iii) the loan modification does not result in a permanent reduction of interest or principal. Loans that do not meet the criteria for TDR relief under the CARES Act may be evaluated under interagency guidance, which allows banks to not designate certain short-term modifications as TDRs for borrowers with COVID-19 hardships who were current on their payments prior to the modification. Loans that are permanently modified or receive longer term modifications under programs involving a change to loan terms due to customer financial difficulty and PNC concessions are evaluated for TDR accounting.

Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modification are reported from a delinquency perspective as of June 30, 2020. For additional information on the CARES Act and interagency guidance, see the Recent Regulatory Developments section in Item 2 of our first quarter 2020 Form 10-Q.

The impact of modifications made through one of the hardship programs was considered within the modified loans’ quarterly reserve determination. See the Allowance for Credit Losses discussion within this Credit Risk Management for additional information.

Commercial Loan and Lease Modifications Under COVID-19 Hardship Relief Programs
PNC is granting temporary loan and lease modifications to our commercial clients in the form of principal and/or interest deferrals, covenant waivers and other types of modifications including term extensions. Initial principal and/or interest deferrals are being offered with terms typically up to 90 days, and we are analyzing and making decisions on these modifications based on each individual borrower’s situation. Modifications made in the form of covenant waivers include modifying financial covenants, waiving covenants currently in default, amending reporting requirements and waiving the receipt of required reporting.
The following table presents a summary as of June 30, 2020 of the principal and/or interest deferral modifications PNC has granted due to COVID-19 related hardships in the commercial portfolio. As of June 30, 2020, the unpaid principal balance on these modifications represented approximately 4% of the total commercial loan portfolio. In some cases, individual loans have been modified more than once. Regardless of the number of modifications granted on a loan, each loan is counted only once in Table 24.
Table 24: Unpaid Principal Balance of Commercial Loans with a COVID-19 Related Principal/Interest Deferral Modification (a)

	Number of Accounts	Unpaid Principal Balance
As of June 30, 2020 - Dollars in millions
Commercial
Commercial and industrial	12,534	$4,939
Commercial real estate	407	1,544
Equipment lease financing	2,774	285
Total commercial	15,715	$6,768
(a) Amounts include loan modifications that qualify for TDR accounting totaling $40 million.

Consumer Loan Modifications Under Hardship Relief Programs
We are also granting temporary loan and line modifications for our consumer loan customers through extensions, deferrals, partial payments and forbearance. The consumer loan modifications are inclusive of all hardship related modifications granted in 2020. In addition, we have temporarily halted the majority of consumer real estate related foreclosures, while we continue to monitor the situation.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Our consumer loan modification programs are in response to current customer hardships and the primary offerings by loan class in the reported period are described in the following matrix.

Modification Type	Home Equity	Residential Real Estate	Automobile	Credit Card	Education	Other Consumer
Extensions - Defers current payments and moves them to the end of the loan by extending the loan's maturity or the extension re-amortizes the remaining principal balance.	✓		✓		✓	✓
Forbearance - Payment is deferred and moved to the end of the forbearance period. Balance is due at the end of the forbearance period, but payment options may be available to repay the forborne amount, including for many borrowers an option to delay payment until the payoff or maturity of the loan.
✓
Minimum payment suspension - Reduces required minimum payment to $0 for a period of time.				✓
New loan terms - Sets loan terms to a new monthly payment of principal and interest based on customer's financial situation.	✓	✓
Reduced payments - Allows the customer to make a lower payment for a period of time, with any deferred balance being moved to the end of the loan term or extending the loan's maturity.	✓		✓			✓
Repayment plan - Allows reduced payment and interest rate for a period of time.				✓
Interest continues to accrue during the forbearance, extension or deferral period of the loan modification unless it was designated as a nonperforming TDR or on nonaccrual at the date of modification. The method of collection of the accrued interest is dependent on the product type and modification offered.
The following table presents a summary as of June 30, 2020 of the hardship related loan modifications PNC has granted in our consumer loan portfolio during 2020. As of June 30, 2020, the unpaid principal balance on these modifications represented approximately 8% of the total consumer loan portfolio. In some cases, there have been multiple modifications of individual loans. Regardless of the number of modifications granted on a loan, each loan is counted only once in Table 25.
Table 25: Unpaid Principal Balance of Consumer Loan Modifications Under Hardship Relief Programs (a)

As of June 30, 2020 - Dollars in millions	Number of Accounts	Unpaid Principal Balance
Consumer
Home equity	14,245	$1,403
Residential real estate (b)	5,619	1,620
Automobile	83,933	2,044
Credit card	39,235	266
Education (b)	84,615	579
Other consumer	14,671	204
Total consumer loan modifications	242,318	$6,116
(a) Amounts include loan modifications that qualify for TDR accounting totaling $348 million.
(b) Includes government insured or guaranteed loans totaling $208 million and $433 million in the Residential real estate and Education loan classes, respectively.
The initial consumer loan modifications granted in response to the COVID-19 outbreak and the surrounding economic circumstances were short-term and temporary in nature and generally meet the qualifications for relief from TDR treatment under the CARES Act. However, in response to customers' hardships that have extended beyond the initial relief period, PNC continues to offer options to customers which include both temporary and permanent modifications that may reduce the payment, the interest rate or extend the term and/or defer principal and interest payments. Permanent modifications would not meet the qualifications for relief from TDR treatment under the CARES Act.

The PNC Financial Services Group, Inc. – Form 10-Q 31

Allowance for Credit Losses

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

We use forward-looking information in estimating expected credit losses for the RSFP. For this purpose, we have established a framework which includes a three year reasonable and supportable forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes over our RSFP of three years. Forward looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative techniques, as well as through analysis from PNC's economists and management’s judgment in qualitatively assessing the ACL.

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

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of PD, LGD, exposure at default (EAD) and the remaining estimated contractual term for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods, including statistical models, to estimate these risk parameters by credit risk characteristics. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default and loss. These parameters are calculated for each forecasted scenario, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

We use a discounted cash flow methodology for our consumer real estate related loan classes and for certain commercial and consumer TDR loans. For non-TDR residential real estate loans and lines, we determine effective interest rates considering contractual cash flows adjusted for prepayments and market interest rates. We then determine the net present value of expected cash flows and ALLL by discounting contractual cash flows adjusted for both prepayments and expected credit losses using the effective interest rates.

We establish individually assessed reserves for loans and leases that do not share similar risk characteristics with a pool of loans using methods prescribed by GAAP. Reserves for individual commercial nonperforming loans and commercial TDRs exceeding a defined dollar threshold are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Commercial loans that are below the defined threshold and accruing TDRs are collectively reserved for, as we believe these loans continue to share similar risk characteristics. For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

The PNC Financial Services Group, Inc. – Form 10-Q 32

While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. A portion of the allowance is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors.

Allowance for Unfunded Lending Related Commitments
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

Table 26: Allowance for Credit Losses by Loan Class (a)

	June 30, 2020			December 31, 2019
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,834	$144,335	1.96%	$1,489	$125,337	1.19%
Commercial real estate	382	28,763	1.33%	278	28,110.99%
Equipment lease financing	164	7,097	2.31%	45	7,155.63%
Total commercial	3,380	180,195	1.88%	1,812	160,602	1.13%
Consumer
Home equity	382	24,879	1.54%	87	25,085.35%
Residential real estate	50	22,469.22%		258	21,821	1.18%
Automobile	450	16,157	2.79%	160	16,754.95%
Credit card	1,010	6,575	15.36%	288	7,308	3.94%
Education	151	3,132	4.82%	17	3,336.51%
Other consumer	505	4,829	10.46%	120	4,937	2.43%
Total consumer	2,548	78,041	3.26%	930	79,241	1.17%
Total	5,928	$258,236	2.30%	2,742	$239,843	1.14%
Allowance for unfunded lending related commitments	662			318
Allowance for credit losses	$6,590			$3,060
Allowance for credit losses to total loans			2.55%			1.28%
Commercial			2.18%			1.33%
Consumer			3.41%			1.18%

(a)	Excludes allowances for investment securities and other financial assets.

The PNC Financial Services Group, Inc. – Form 10-Q 33

The following table summarizes our loan charge-offs and recoveries.
Table 27: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2020
Commercial
Commercial and industrial	$190	$31	$159.23%
Commercial real estate	—	4	(4)	(.03)%
Equipment lease financing	15	4	11.31%
Total commercial	205	39	166.19%
Consumer
Home equity	19	29	(10)	(.08)%
Residential real estate	2	8	(6)	(.05)%
Automobile	153	64	89	1.06%
Credit card	154	17	137	3.96%
Education	10	4	6.37%
Other consumer	75	9	66	2.69%
Total consumer	413	131	282.72%
Total	$618	$170	$448.35%
2019
Commercial
Commercial and industrial	$75	$31	$44.07%
Commercial real estate	5	5	—	—
Equipment lease financing	4	4	—	—
Total commercial	84	40	44.06%
Consumer
Home equity	41	36	5.04%
Residential real estate	4	7	(3)	(.03)%
Automobile	112	55	57.77%
Credit card	132	14	118	3.78%
Education	13	4	9.49%
Other consumer	56	8	48	2.10%
Total consumer	358	124	234.64%
Total	$442	$164	$278.24%

Total net charge-offs increased $170 million, or 61%, for the first six months of 2020 compared to the same period in 2019. The increase in commercial net charge-offs reflected the impact of certain individual credits, while the increases in automobile, credit card and other consumer loan net charge-offs were due in part to loan portfolio growth.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in this report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2019 Form 10-K.

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%, thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to

34    The PNC Financial Services Group, Inc. – Form 10-Q

maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of June 30, 2020, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2019 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $346.0 billion at June 30, 2020 from $288.5 billion at December 31, 2019 driven by growth in both interest-bearing and noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At June 30, 2020, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $61.6 billion and securities available for sale totaling $97.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $23.4 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $.1 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 8 Borrowed Funds in the Notes To Consolidated Financial Statements and the Funding Sources section of the Consolidated Balance Sheet Review in this Report, and Note 10 Borrowed Funds in Item 8 of our 2019 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 28: Senior and Subordinated Debt

In billions	2020
January 1	$35.1
Issuances	3.5
Calls and maturities	(5.9)
Other	1.5
June 30	$34.2
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2020, PNC Bank had $21.6 billion of notes outstanding under this program of which $16.6 billion were senior bank notes and $5.0 billion were subordinated bank notes.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2020, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $80.8 billion. The Federal Reserve also has established certain special liquidity facilities under its emergency lending authority in Section 13(3) of the Federal Reserve Act in response to the economic impact of the pandemic. For additional information on these special liquidity facilities see the Recent Regulatory Developments section of the first quarter 2020 Form 10-Q.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2020, there were no issuances outstanding under this program.

From time to time, the parent company may make capital contributions to PNC Bank. In the second quarter of 2020, a capital contribution to PNC Bank of $2.5 billion was made by the parent company.

The PNC Financial Services Group, Inc. – Form 10-Q 35

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

As of June 30, 2020, available parent company liquidity totaled $17.7 billion which includes proceeds from our second quarter 2020 sale of our equity investment in BlackRock. See Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements of this Report for additional information.

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

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $1.8 billion at June 30, 2020. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2019 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2020, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

Parent company senior and subordinated debt outstanding totaled $11.5 billion and $9.8 billion at June 30, 2020 and December 31, 2019, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2019 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 9 Commitments in the Notes To Consolidated Financial Statements of this Report.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Credit Ratings for PNC and PNC Bank

June 30, 2020
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A+
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

On July 10, 2020, Fitch downgraded PNC's senior debt rating from A+ to A in conjunction with the finalization of ratings methodology changes for Category II and III banking organizations. The ratings downgrade was solely a function of criteria changes and does not reflect a change in Fitch’s current or expected view of PNC’s credit fundamentals. No impact to PNC or its businesses is expected as a result of this downgrade. Additionally, PNC Bank’s senior unsecured and subordinated debt ratings were affirmed at A+ and A, respectively.

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

PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the third quarter of 2020, with the exception of share repurchases to offset the effects of employee benefit plan-related issuances as permitted by recent guidance from the Federal Reserve. The estimated amount of these repurchases in the third quarter of 2020 is $100 million, but the timing and amount of executed repurchases will be based on market conditions and other factors.

We paid dividends on common stock of $.5 billion, or $1.15 per common share, during the second quarter of 2020. The PNC Board of Directors declared a quarterly cash dividend on common stock payable on August 5, 2020 of $1.15 per share, consistent with the second quarter dividend paid on May 5, 2020. In April 2020, PNC submitted its capital plan to the Federal Reserve and OCC as part of the 2020 annual Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act stress testing (DFAST) process.

On June 25, 2020, the Federal Reserve released the results of its supervisory stress tests conducted as part of the 2020 CCAR/DFAST process, as well as the results of additional sensitivity analysis it conducted to account for the uncertainty presented by the COVID-19 pandemic. Based on the results of the Federal Reserve's supervisory stress tests, PNC's Stress Capital Buffer (SCB), which is scheduled to go into effect on October 1, 2020, was set at 2.5%, the minimum level permitted under applicable rules. For additional information on the SCB and its potential impact on PNC's capital distributions, see the Recent Regulatory Developments section of the Financial Review of our first quarter 2020 Form 10-Q.

Following completion of the 2020 CCAR/DFAST process, the Federal Reserve announced certain limitations on the capital distributions of any CCAR-participating bank holding company (including PNC) during the third quarter of 2020. Under these limitations, PNC and other CCAR-participating firms, absent Federal Reserve approval, are permitted to make only the following capital distributions during the third quarter of 2020:

•
Pay common dividends at the same per share level as paid during the second quarter of 2020, provided that the amount does not exceed the average of the firm's net income for the four preceding calendar quarters;

•	Purchase common shares in an amount that equals the amount of share issuances related to expensed employee compensation; and

•	Make scheduled payments on additional Tier 1 and Tier 2 capital instruments.

The Federal Reserve has indicated that it reserves the right to extend these limitations to additional quarters, potentially in modified form.

The PNC Financial Services Group, Inc. – Form 10-Q 37

In June 2020, the Federal Reserve also announced that all 2020 CCAR-participating firms (including PNC) would be required to conduct an additional round of company and supervisory stress tests in the fourth quarter of 2020 using updated baseline and stressed scenarios that better incorporate the current, expected and potential effects of the COVID-19 pandemic. The Federal Reserve has indicated it will provide updated supervisory scenarios to firms by September 30, 2020, and stress test projections and updated capital plans will be due within 45 days of distribution of the supervisory scenarios. It is unclear at this time how the Federal Reserve expects to utilize the results of this additional 2020 stress test or what, if any, impact this additional round of stress testing may have on the SCB or authorized capital distributions of participating firms.

Table 30: Basel III Capital

Dollars in millions	Basel III June 30, 2020 (a)	June 30, 2020 (Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$873	$873
Retained earnings	46,381	44,986
Goodwill, net of associated deferred tax liabilities	(9,025)	(9,025)
Other disallowed intangibles, net of deferred tax liabilities	(197)	(197)
Other adjustments/(deductions)	(75)	(78)
Common equity Tier 1 capital	$37,957	$36,559
Additional Tier 1 capital
Preferred stock plus related surplus	3,995	3,995
Other adjustments/(deductions)	—	—
Tier 1 capital	$41,952	$40,554
Additional Tier 2 capital
Qualifying subordinated debt	4,100	4,100
Trust preferred capital securities	40	—
Eligible credit reserves includable in Tier 2 capital	4,192	4,192
Total Basel III capital	$50,284	$48,846
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$336,990	$335,615
Average quarterly adjusted total assets	$446,741	$445,343
Supplementary leverage exposure (d)	$452,000	$522,843
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	11.3%	10.9%
Tier 1	12.4%	12.1%
Total (f)	14.9%	14.6%
Leverage (g)	9.4%	9.1%
Supplementary leverage ratio (d)(h)	9.3%	7.8%

(a)	The ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision.

(b)	The ratios are calculated to reflect the full impact of CECL and excludes the benefits of the optional five-year transition provision.

(c)	Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.

(d)	As of June 30, 2020 the Supplementary leverage exposure and Supplementary leverage ratio reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks.

(e)	All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.

(f)	The Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million that are subject to a phase-out period that runs through 2021.

(g)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

(h)
The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account both on balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.

As of January 1, 2020, the 2019 Tailoring Rules became effective for PNC. The most significant changes involve the election to exclude specific AOCI items from common equity Tier 1 (CET1) capital and higher thresholds used to calculate CET1 capital deductions. Effective January 1, 2020, PNC must deduct from CET1 capital (net of associated deferred tax liabilities) investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets to the extent such items individually exceed 25% of the institution’s adjusted CET1 capital.
PNC’s regulatory risk-based capital ratios in 2020 are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk

38    The PNC Financial Services Group, Inc. – Form 10-Q

weight. Exposures to high volatility commercial real estate, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.
On March 27, 2020, the regulatory agencies issued an interim final rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition.  The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.  PNC elected to adopt this optional transition provision effective March 31, 2020. See additional discussion of this interim final rule in the Recent Regulatory Developments section and Item 2 Risk Management of our first quarter 2020 Form 10-Q.
In April 2020, in response to the economic conditions caused by COVID-19, the Federal Reserve issued an interim final rule that revises, on a temporary basis, the calculation of supplementary leverage exposure (the denominator of the supplementary leverage ratio) by bank holding companies to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. The rule was effective as of April 14, 2020 and will remain in effect through March 31, 2021. See additional discussion of this interim final rule in the Recent Regulatory Developments section of our first quarter 2020 Form 10-Q.
Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2020 capital levels were aligned with them.

At June 30, 2020, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

See the Recent Regulatory Developments section of our first quarter 2020 Form 10-Q for recent developments that could have a potential impact on our Basel III capital ratios. We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2019 Form 10-K.

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

The PNC Financial Services Group, Inc. – Form 10-Q 39

Sensitivity results and market interest rate benchmarks for the second quarter of 2020 and 2019 follow.

Table 31: Interest Sensitivity Analysis

	Second Quarter 2020	Second Quarter 2019
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	3.2%	1.9%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	11.2%	4.8%
Duration of Equity Model (a)
Base case duration of equity (in years)	(8.1)	(4.7)
Key Period-End Interest Rates
One-month LIBOR	.16%	2.40%
Three-month LIBOR	.30%	2.32%
Three-year swap	.23%	1.74%

(a)
Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero. Senior management approved the suspension of the 100bps decrease in rate change sensitivities considering the current low rate environment.

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
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2020
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	(.5)%	1.0%	(1.0)%
Second year sensitivity	.4%	1.4%	(3.1)%

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

40    The PNC Financial Services Group, Inc. – Form 10-Q

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2020 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first six months of 2020 and 2019 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2019 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

The PNC Financial Services Group, Inc. – Form 10-Q 41

Customer related trading revenue was $185 million for the six months ended June 30, 2020 compared to $135 million for the same period in 2019. For the quarterly period, customer related trading revenue was $114 million for the second quarter of 2020 compared to $87 million in 2019. The increase was primarily due to higher derivative sales to clients mainly due to interest rate and oil price volatility.
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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	June 30 2020	December 31 2019	Change
Dollars in millions			$	%
Tax credit investments	$2,141	$2,218	$(77)	(3)%
Private equity and other	2,802	2,958	(156)	(5)%
Total	$4,943	$5,176	$(233)	(5)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion and $1.0 billion at June 30, 2020 and December 31, 2019, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2019 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2019 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the June 30, 2020 per share closing price of $193.17 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.1 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2019 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at June 30, 2020 and June 30, 2019.

Financial Derivatives
We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market (primarily interest rate) and credit risk inherent in our business activities. We also enter into derivatives with customers to facilitate their risk management activities.

42    The PNC Financial Services Group, Inc. – Form 10-Q

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 6 Fair Value and Note 13 Financial Derivatives in our Notes To Consolidated Financial Statements in our 2019 Form 10-K and in Note 12 Fair Value and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

Since the outbreak of COVID-19, the U.S. Government has taken a wide variety of actions in order to aid businesses and consumers financially impacted by COVID-19, facilitate the orderly functioning of financial markets and assist banking organizations in being able to meet the credit and other banking needs of their customers and communities. The following provides an overview of the most significant recent COVID-related actions affecting U.S. banking organizations, such as PNC. See Item 2 Recent Regulatory Developments and Item 1A Risk Factors in our first quarter 2020 Form 10-Q for a description of the risks presented by COVID-19.
CARES Act Related Developments
In July 2020, President Trump signed an extension of the PPP, which provides forgivable loans to small and medium-sized businesses affected by the pandemic. The extension authorizes the SBA to continue to accept PPP loan applications until August 8, 2020. PNC Bank continues to participate in the PPP with our focus shifting to the loan forgiveness process.

Capital, Capital Planning and Liquidity
In June 2020, the Federal Reserve announced the results of its stress tests for 2020 and additional sensitivity analyses that the agency conducted in light of COVID-19. See the Liquidity and Capital Management portion of the Risk Management section in this Item 2 for a discussion of PNC’s results and capital actions. Concurrently, the Federal Reserve announced that it will, among other actions, require banks like PNC to suspend share repurchases (except those to offset the effects of employee benefit plan-related issuances), resubmit their capital plans, and conduct additional stress analyses later this year as economic conditions evolve. These capital distribution limitations will apply for the third quarter of 2020, and may be extended by the Federal Reserve.

In May 2020, the Federal Reserve, Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC) issued an interim final rule that modifies the agencies’ LCR rule to support banking organizations’ participation in the Federal Reserve’s Money Market Mutual Fund Liquidity Facility (MMLF) and the PPP Liquidity Facility (PPPLF). The interim final rule neutralizes the LCR impact associated with the non-recourse funding provided by these facilities. Separately, in June 2020, the FDIC issued a final rule to mitigate the deposit insurance assessment effects of participating in the PPP, the PPPLF, and the MMLF. Among other changes, the final rule removes the effect of participation in the PPP and borrowings under the PPPLF on various risk measures used to calculate the assessment rate of an insured depository institution like PNC Bank, and provides an offset to an insured depository institution’s assessment for the increase to its assessment base attributable to participation in the PPP and MMLF. The final rule will be applied to assessments starting in the second quarter of 2020. Similarly, in June 2020, the OCC issued an interim final rule that will reduce assessments due to be paid to the OCC on September 30, 2020. Under the interim final rule, assessments due will be calculated using the lower of the bank’s assets on December 31, 2019 or June 30, 2020.

In May 2020, the Federal Reserve, FDIC, and OCC issued an interim final rule that permits depository institutions like PNC Bank to elect to exclude, until March 31, 2021, U.S. Treasury securities and deposits at Federal Reserve Banks from its supplementary leverage exposure for purposes of calculating the institution’s supplementary leverage ratio (SLR). If a depository institution elects to exclude these items from its SLR calculation, it must obtain the approval of its primary federal banking regulator before making capital distributions as long as the exclusion is in effect. In light of PNC Bank’s strong SLR, PNC Bank has not elected to take advantage of this interim final rule.

In May 2020, the Federal Reserve and FDIC extended, until September 29, 2021, the submission date for the next resolution plans for Category II and Category III organizations, such as PNC, under section 165(d) of the Dodd-Frank Act.
In April 2020, the Federal Reserve announced temporary actions aimed at increasing the availability of intraday credit extended by Federal Reserve Banks on both a collateralized and uncollateralized basis. Among other actions, the Federal Reserve suspended uncollateralized intraday credit limits (net debit caps), waived overdraft fees for institutions that are eligible for the primary credit program, and suspended two collections of information that are used to calculate net debit caps. These temporary actions are currently scheduled to remain in effect until September 30, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 43

In April 2020, the Federal Reserve also amended Regulation D (reserve requirements for depository institutions) to eliminate the regulatory six-per-month limit on certain types of transfers from the savings deposits, which may result in certain changes to how depository institutions (such as PNC Bank) classify and report deposit balances.
Other Developments
The regulatory agencies also recently finalized a number of non-COVID-19-related rules. For example, in July 2020, the CFPB issued a final rule rescinding the mandatory underwriting provisions of its 2017 payday lending rule that required lenders to make certain underwriting determinations prior to issuing payday and other covered loans, but leaving intact the payments provisions of the 2017 rule. In connection with issuing this final rule, the CFPB also issued a statement indicating that it did not intend to take supervisory or enforcement action to enforce the application of the final rule to loans with an original principal balance that exceeds $58,300.
In June 2020, the Federal Reserve, FDIC, OCC, SEC, and the Commodity Futures Trading Commission (CFTC) finalized a rule modifying the Volcker rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds (referred to under the rule as covered funds). The final rule streamlines several aspects of the covered funds portion of the rule; allows banking organizations to offer and sponsor venture capital funds and a wider array of loan-related funds; and permits banking entities to offer financial services to, and engage in other activities with, covered funds that do not raise concerns that the Volcker rule was intended to address. The final rule will be effective October 1, 2020.
In June 2020, the Federal Reserve, FDIC, OCC, Farm Credit Administration, and the Federal Housing Finance Agency finalized amendments to the swap margin rule. Under the final rule, entities that are part of the same banking organization-like PNC Bank and its affiliates-generally will no longer be required to hold a specific amount of initial margin for uncleared swaps with each other (known as inter-affiliate swaps), unless the aggregate initial margin calculation amount for such swaps exceeds 15 percent of the covered swap entity’s tier 1 capital. Additionally, among other changes, the final rule allows swap entities to amend legacy swaps to replace references to the London Inter-bank Offered Rate (LIBOR) or other reference rates that are expected to be discontinued without triggering margin exchange requirements. Separately, the agencies issued an interim final rule that extends the compliance date under the swap margin rule for entities like PNC to September 1, 2021.
In June 2020, the OCC released a notice of proposed rulemaking (NPR) to update its rules for national bank and federal savings association activities and operations. Among other significant changes, the NPR would incorporate and streamline interpretations addressing permissible derivatives activities and codify interpretations that permit national banks to engage in certain tax equity finance transactions and participate in payment systems. Separately, the OCC also released an advance notice of proposed rulemaking (ANPR) seeking public comment on how the OCC’s rules could be modified to better facilitate the provision of banking products and services through digital means. Comments for the NPR and ANPR are due on August 3, 2020.

With respect to consumer financial protection matters, in June 2020, the Consumer Financial Protection Bureau (CFPB) issued an interim final rule amending its Regulation X to facilitate the offering of COVID-19 related loss mitigation options to mortgage borrowers. The amendments temporarily permit mortgage servicers like PNC Bank to offer certain loss mitigation options without obtaining a complete loss mitigation application. Mortgage servicers may offer such loss mitigation options to borrowers participating in COVID-related payment forbearance programs or experiencing financial hardships due to COVID-19.

In June 2020, the U.S. Supreme Court held that the Dodd-Frank Act provision that allows the President to remove the CFPB’s single director only for inefficiency, neglect, or malfeasance violates the separation of powers in the U.S. Constitution, but otherwise left the structure and powers of the CFPB intact. In response, the CFPB in July 2020 issued a ratification through its now removable-at-will director of the large majority of its existing regulations and certain other regulatory actions taken from January 4, 2012 through June 30, 2020.
In May 2020, the CFPB issued a final rule covering remittance transfers, which allows certain banks and credit unions to continue to provide estimates of the exchange rate and certain remittance fees under certain conditions.

In May 2020, the OCC finalized amendments to its regulations implementing the Community Reinvestment Act (CRA), which requires the agencies to assess a bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. The final rule significantly revamps for national banks like PNC Bank how the OCC defines what qualifies for CRA credit, where such activity must be conducted to receive credit, how CRA performance is measured, and how CRA performance is documented and reported. The final rule is effective October 1, 2020, with a compliance date of January 1, 2023, for PNC Bank. The OCC has indicated it will conduct a future rulemaking to set the quantitative levels of CRA activity that a national bank would have to achieve to receive a Satisfactory or Outstanding CRA rating, either within a particular assessment area or overall.

In May 2020, the OCC finalized a rule to address the legal uncertainty regarding the effect of a transfer on a loan’s permissible interest rate caused by the Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC. The rule clarifies that when a national bank like PNC Bank sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. In June 2020, the FDIC issued a final regulation for state banks that mirrors the OCC’s rule.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2019 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements, including discussion of our policies for the Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit, prior to the adoption of the CECL standard. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements, including CECL, that were adopted in the first and second quarters of 2020.

Certain policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods.

The following critical accounting policies and judgments are described in more detail in Critical Accounting Estimates and Judgments in Item 7 of our 2019 Form 10-K:

•	Fair Value Measurements

•	Residential and Commercial Mortgage Servicing Rights

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, finance leases (including residual values), other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets taking into consideration expected prepayments. Our determination of the ACL is based on historical loss experience, borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions, to interpret these factors to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology weaknesses. The ACL estimates are therefore susceptible to various factors, including, but not limited to, the following major factors:
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
would be recognized upon origination or acquisition.
For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1
Accounting Policies in the Notes To Consolidated Financial Statements of this Report.

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

The scenarios used for the period ended June 30, 2020 were designed to address the impact of the continuing COVID-19 crisis on the macroeconomic environment, based on our best estimate as of June 30, 2020. We used a number of economic variables, with the largest drivers being GDP and the unemployment rate measures. Using a weighted average of our four economic forecast scenarios, we estimated at June 30, 2020 that annualized GDP contracts 6.2% in the third quarter of 2020, finishing the year down 4.9% from

The PNC Financial Services Group, Inc. – Form 10-Q 45

fourth quarter 2019 levels and recovering to pre-recession peak levels by the first quarter of 2022. Additionally, the quarterly unemployment rate falls to 9.5% in the fourth quarter of 2020, from a peak of 13.6% in the second quarter, with the labor market continuing to recover in 2021 and 2022. We believe that the economic assumptions used in the scenarios for the second quarter of 2020 sufficiently reflect the life of loan losses in the current portfolio, and based on these assumptions we do not anticipate any substantial reserve builds related to our current portfolio during the remainder of 2020.

For internal analytical purposes, we considered what our capital ratios would be if we had an ACL at December 31, 2020 equal to the Federal Reserve's estimated nine quarter credit losses for PNC under the 2020 CCAR supervisory severely adverse scenario of $12.1 billion, essentially adding $5.5 billion in reserves over the next two quarters. This analysis resulted in a CET1 ratio of approximately 10.0% at December 31, 2020, a level well above 7.0%, which is our regulatory minimum of 4.5% plus our Stress Capital Buffer of 2.5%. This scenario was not our expectation at June 30, 2020 and does not reflect our current expectation, nor does it capture all the potential unknown variables that would likely arise through the remainder of 2020, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment. As a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.
See the following for additional details on the components of our ACL, as well as the methodologies and related assumptions:

•	Allowance For Credit Losses in the Credit Risk Management section of this Financial Review, and

•	Note 1 Accounting Policies, Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2019 Form 10-K and in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities and Note 9 Commitments in the Notes To Consolidated Financial Statements included in this Report.

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2020, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2020, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

For a glossary of terms commonly used in our filings, please see the glossary of terms updated in our first quarter 2020 Form 10-Q and our 2019 Form 10-K.

46    The PNC Financial Services Group, Inc. – Form 10-Q

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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impacts of tariffs and other trade policies of the U.S. and its global trading partners.

–	The length and extent of economic contraction as a result of the COVID-19 pandemic.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

–
PNC’s baseline economic forecast is for an economic recovery in the second half of 2020 and into 2021, following a very severe but short recession in the first half of 2020. Consumers are increasing their spending and workers are returning to their job sites as states are gradually lifting restrictions on businesses and activities because of the COVID-19 pandemic; fiscal stimulus from the federal government is also supporting economic growth in mid-2020. After a significant contraction in real GDP, steep job losses, and a large increase in the unemployment rate earlier in the second quarter, economic growth has resumed and the labor market is improving.

–
In the baseline forecast, real GDP increases in the third quarter as consumers start to spend again. Fiscal stimulus and extremely low interest rates support the recovery. Real GDP surpasses its pre-recession peak in 2022, and growth is well above its long-term trend through 2023.

–	The baseline forecast assumes that the Federal Open Market Committee keeps the federal funds rate in its current range of 0.00% to 0.25% into 2023.

•
Given the many unknowns and potential downside risks, including additional COVID-19 outbreaks, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and restrictions on businesses and activities are reimposed or expanded, the economy could fall back into recession. The potential expiration of fiscal stimulus is also a major downside risk. The longer the labor market recovery takes, the more it will damage consumer fundamentals and sentiment. This could make the recovery weaker. Similarly, weak near-term growth could damage business fundamentals. And an extended global recession due to COVID-19 would weaken the U.S. recovery. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting, possibly materially, the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

•
PNC’s ability to take certain capital actions, including returning capital to shareholders beginning in the fourth quarter of 2020, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's Comprehensive Capital Analysis and Review (CCAR) process. The Federal Reserve also has imposed limitations on capital distributions in the third quarter of 2020 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form.

•
PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s

The PNC Financial Services Group, Inc. – Form 10-Q 47

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

We provide greater detail regarding these as well as other factors in our 2019 Form 10-K and first quarter 2020 Form 10-Q and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. In particular, our forward-looking statements are subject to risks and uncertainties related to the COVID-19 pandemic and the resulting governmental and societal responses. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2020	2019	2020	2019
Interest Income
Loans	$2,257	$2,672	$4,737	$5,274
Investment securities	527	629	1,109	1,249
Other	71	196	209	402
Total interest income	2,855	3,497	6,055	6,925
Interest Expense
Deposits	141	515	516	987
Borrowed funds	187	484	501	965
Total interest expense	328	999	1,017	1,952
Net interest income	2,527	2,498	5,038	4,973
Noninterest Income
Asset management	199	221	400	433
Consumer services	330	392	707	763
Corporate services	512	484	1,038	946
Residential mortgage	158	82	368	147
Service charges on deposits	79	171	247	339
Other	271	367	614	675
Total noninterest income	1,549	1,717	3,374	3,303
Total revenue	4,076	4,215	8,412	8,276
Provision For Credit Losses	2,463	180	3,377	369
Noninterest Expense
Personnel	1,373	1,365	2,742	2,779
Occupancy	199	212	406	427
Equipment	301	298	588	571
Marketing	47	83	105	148
Other	595	653	1,217	1,264
Total noninterest expense	2,515	2,611	5,058	5,189
Income (loss) from continuing operations before income taxes and noncontrolling interests	(902)	1,424	(23)	2,718
Income taxes (benefit) from continuing operations	(158)	239	(38)	451
Net income (loss) from continuing operations	(744)	1,185	15	2,267
Income from discontinued operations before taxes	5,596	224	5,777	449
Income taxes from discontinued operations	1,197	35	1,222	71
Net income from discontinued operations	4,399	189	4,555	378
Net income	3,655	1,374	4,570	2,645
Less: Net income attributable to noncontrolling interests	7	12	14	22
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	$3,592	$1,306	$4,436	$2,503
Earnings Per Common Share
Basic earnings (loss) from continuing operations	$(1.90)	$2.47	$(0.29)	$4.68
Basic earnings from discontinued operations	10.28	.42	10.60	.83
Total basic earnings	$8.40	$2.89	$10.33	$5.51
Diluted earnings (loss) from continuing operations	$(1.90)	$2.47	$(0.29)	$4.67
Diluted earnings from discontinued operations	10.28	.41	10.59	.82
Total diluted earnings	$8.40	$2.88	$10.32	$5.49
Average Common Shares Outstanding
Basic	426	451	428	453
Diluted	426	452	428	454
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 49

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net income (loss) from continuing operations	$(744)	$1,185	$15	$2,267
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net unrealized gains (losses) on securities without an allowance for credit losses	620		2,107
Net unrealized gains (losses) on securities with an allowance for credit losses	(82)		(89)
Net unrealized gains (losses) on non-OTTI securities		694		1,333
Net unrealized gains (losses) on OTTI securities				9
Net unrealized gains (losses) on cash flow hedge derivatives	12	254	797	354
Pension and other postretirement benefit plan adjustments	(17)	(84)	(5)	61
Other	2	5	10	10
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	535	869	2,820	1,767
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	(125)	(205)	(665)	(407)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	410	664	2,155	1,360
Net income from discontinued operations	4,399	189	4,555	378
Other comprehensive income (loss) from discontinued operations, before tax and net of reclassifications into Net income	182	(35)	148	(6)
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income	(41)	7	(33)	2
Other comprehensive income (loss) from discontinued operations, after tax and net of reclassifications into Net income	141	(28)	115	(4)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	551	636	2,270	1,356
Comprehensive income	4,206	2,010	6,840	4,001
Less: Comprehensive income attributable to noncontrolling interests	7	12	14	22
Comprehensive income attributable to PNC	$4,199	$1,998	$6,826	$3,979
See accompanying Notes To Consolidated Financial Statements.

50    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2020	December 31 2019
In millions, except par value
Assets
Cash and due from banks	$6,338	$5,061
Interest-earning deposits with banks	50,233	23,413
Loans held for sale (a)	1,443	1,083
Asset held for sale (b)		8,558
Investment securities – available for sale	97,052	69,163
Investment securities – held to maturity	1,441	17,661
Loans (a)	258,236	239,843
Allowance for loan and lease losses (c)	(5,928)	(2,742)
Net loans	252,308	237,101
Equity investments	4,943	5,176
Mortgage servicing rights	1,067	1,644
Goodwill	9,233	9,233
Other (a)	34,920	32,202
Total assets	$458,978	$410,295
Liabilities
Deposits
Noninterest-bearing	$99,458	$72,779
Interest-bearing	246,539	215,761
Total deposits	345,997	288,540
Borrowed funds
Federal Home Loan Bank borrowings	8,500	16,341
Bank notes and senior debt	27,704	29,010
Subordinated debt	6,500	6,134
Other (d)	4,322	8,778
Total borrowed funds	47,026	60,263
Allowance for unfunded lending related commitments (c)	662	318
Accrued expenses and other liabilities	12,345	11,831
Total liabilities	406,030	360,952
Equity
Preferred stock (e)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,712	2,712
Capital surplus	16,284	16,369
Retained earnings	44,986	42,215
Accumulated other comprehensive income	3,069	799
Common stock held in treasury at cost: 117 and 109 shares	(14,128)	(12,781)
Total shareholders’ equity	52,923	49,314
Noncontrolling interests	25	29
Total equity	52,948	49,343
Total liabilities and equity	$458,978	$410,295

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.2 billion, Loans of $1.0 billion and Other assets of $.1 billion at June 30, 2020 and Loans held for sale of $1.1 billion, Loans of $.7 billion and Other assets of $.1 billion at December 31, 2019.

(b)
Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. See Note 2 Discontinued Operations for additional information. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Discontinued Operations for additional details.

(c)
Amount as of June 30, 2020 reflects the impact of adopting Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

(d)
Our consolidated liabilities at June 30, 2020 and December 31, 2019 included Other borrowed funds of less than $.1 billion and $.1 billion, respectively, for which we have elected the fair value option.

(e)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 51

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2020	2019
Operating Activities
Net income	$4,570	$2,645
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	3,377	369
Depreciation and amortization	712	579
Deferred income taxes	(2,501)	106
Net gains on sales of securities	(222)	(32)
Changes in fair value of mortgage servicing rights	728	502
Gain on sale of BlackRock	(5,740)
Undistributed earnings of BlackRock	(174)	(220)
Net change in
Trading securities and other short-term investments	(266)	1,465
Loans held for sale	(170)	(116)
Other assets	(1,675)	(2,286)
Accrued expenses and other liabilities	3,161	812
Other	531	(180)
Net cash provided (used) by operating activities	$2,331	$3,644
Investing Activities
Sales
Securities available for sale	$12,055	$2,817
Net proceeds from sale of BlackRock	14,225
Loans	597	520
Repayments/maturities
Securities available for sale	10,110	4,795
Securities held to maturity	38	1,155
Purchases
Securities available for sale	(31,593)	(11,141)
Securities held to maturity	(44)	(292)
Loans	(173)	(735)
Net change in
Federal funds sold and resale agreements	460	4,538
Interest-earning deposits with banks	(26,820)	(7,469)
Loans	(19,886)	(11,169)
Other	(206)	(502)
Net cash provided (used) by investing activities	$(41,237)	$(17,483)
(continued on following page)

52    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Six Months Ended June 30
	2020	2019
Financing Activities
Net change in
Noninterest-bearing deposits	$26,673	$(3,992)
Interest-bearing deposits	30,778	9,514
Federal funds purchased and repurchase agreements	(5,888)	1,546
Federal Home Loan Bank borrowings	(6,300)	6,875
Other borrowed funds	1,486	(119)
Sales/issuances
Federal Home Loan Bank borrowings	9,060	12,000
Bank notes and senior debt	3,487	4,438
Other borrowed funds	304	771
Common and treasury stock	34	40
Repayments/maturities
Federal Home Loan Bank borrowings	(10,601)	(11,000)
Bank notes and senior debt	(5,897)	(2,350)
Subordinated debt		(700)
Other borrowed funds	(318)	(777)
Acquisition of treasury stock	(1,523)	(1,613)
Preferred stock cash dividends paid	(118)	(118)
Common stock cash dividends paid	(994)	(868)
Net cash provided (used) by financing activities	$40,183	$13,647
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	1,277	(192)
Net cash provided by discontinued operations	14,299	159
Net cash provided (used) by continuing operations	(13,022)	(351)
Cash and due from banks and restricted cash at beginning of period	5,061	5,608
Cash and due from banks and restricted cash at end of period	$6,338	$5,416
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,977	$5,416
Restricted cash	361
Cash and due from banks and restricted cash at end of period	$6,338	$5,416
Supplemental Disclosures
Interest paid	$913	$1,905
Income taxes paid	$528	$217
Income taxes refunded	$9	$7
Leased assets obtained in exchange for new operating lease liabilities	$59	$236
Right-of-use assets recognized at adoption of ASU 2016-02		$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$542	$256
Transfer from trading securities to investment securities	$289
Transfer from loans to foreclosed assets	$43	$90
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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2019 Form 10-K. These interim consolidated financial statements serve to update our 2019 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been significant changes to our accounting policies as disclosed in our 2019 Form 10-K due to the adoption of the Current Expected Credit Losses (CECL) standard and our discontinued operation as a result of the disposal of our equity investment in BlackRock. As a result of this disposal, BlackRock’s historical results of operations are reported as discontinued operations in our consolidated financial statements for all periods presented. The updated policies impacted by these changes are included in this Note 1. Reference is made to Note 1 Accounting Policies in our 2019 Form 10-K for a detailed description of all other significant accounting policies.

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

Discontinued Operations

A disposal of an asset or business that meets the criteria for held for sale classification is reported as discontinued operations when the disposal represents a strategic shift that has had, or will have, a major effect on our operating results. We report an asset as held for sale when management has approved or received approval to sell the asset and is committed to a formal plan, the asset is available for immediate sale, the asset is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. An asset classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the asset exceeds its estimated fair value, the asset is written down to its fair value upon the held for sale designation. Our BlackRock held for sale asset is recorded at its carrying amount as we accounted for this investment under the equity method of accounting and the fair value of the asset exceeded the carrying value at each balance sheet date.

When presenting discontinued operations, assets classified as held for sale are segregated in the Consolidated Balance Sheet commencing in the period in which the asset meets all of the held for sale criteria described above and prior periods are recast. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Income for current and

54    The PNC Financial Services Group, Inc. – Form 10-Q

prior periods commencing in the period in which the asset or business is either disposed of or is classified as held for sale, including any gain or loss recognized on sale or adjustment of the carrying amount to fair value less cost to sell.

Earnings Per Common Share

Basic earnings per common share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under the two-class method. Distributed dividends and dividend equivalents related to participating securities and an allocation of undistributed net income to participating securities reduce the amount of income attributable to common shareholders. In a period with a loss, no allocation will be made to the participating securities, as they do not have a contractual obligation to absorb losses. Income attributable to common shareholders is then divided by the weighted-average common shares outstanding for the period.

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. For periods in which there is a loss from continuing operations, any potential dilutive shares will be anti-dilutive. In this scenario, no potential dilutive shares will be included in the continuing operations, discontinued operations or total earnings per common share calculations, even if overall net income is reported. See Note 11 Earnings Per Share for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q 55

Recently Adopted Accounting Standards

Accounting Standards Update (ASU)	Description	Financial Statement Impact
Credit Losses- ASU 2016-13

Issued June 2016

Codification Improvements - ASU 2019-04

Various improvements related to Credit Losses (Topics 1, 2 and 5)

Issued April 2019

Targeted Transition Relief - Credit Losses - ASU 2019-05

Issued May 2019

Codification Improvements - ASU 2019-11

Issued November 2019

• Commonly referred to as the CECL standard.

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

• Amended presentation and disclosures are required prospectively. Refer to the disclosures in this Note 1, Note 3 Investment Securities, Note 4 Loans and Related Allowance for Credit Losses and Note 10 Total Equity and Other Comprehensive Income for additional information.

• With the adoption of CECL, we discontinued the accounting for purchased impaired loans and elected the one-time fair value option election for some of these loans and certain residential real estate collateral dependent loans. Loans that were previously accounted for as purchased impaired where the fair value option election was not made are now accounted for as purchased credit deteriorated (PCD) loans.

• There was no impact to the recorded investment of our investment securities or loans, except for our PCD loan portfolio. Accounting for these loans as PCD required an adjustment to the remaining accretable discount and recorded investment in addition to the impact on ACL due to the adoption of CECL methodology.

• Refer to Table 35 for a summary of the impact of the CECL standard adoption.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Guidance in this ASU is effective as of March 12, 2020 through December 31, 2022.

• Adopted March 12, 2020, will apply prospectively.
• As of June 30, 2020, we have not yet elected any optional expedients related to contract modifications or hedging relationships as outlined in this ASU. However, we plan to elect these optional expedients in the future.
• During the second quarter of 2020, we elected to transfer all debt securities classified as held to maturity that are indexed to LIBOR to the available for sale portfolio. All securities were classified as held to maturity prior to January 1, 2020. These securities had an amortized cost and fair value of $49 million and $48 million, respectively, as of the transfer date. See Note 3 Investment Securities for more information.

The following table presents the impact of adopting the CECL standard on January 1, 2020 on our allowance and retained earnings.

Table 35: Impact of the CECL Standard Adoption

In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Allowance for credit losses
Allowance for loan and lease losses
Commercial	$1,812	$(304)	$1,508
Consumer	930	767	1,697
Total allowance for loan and lease losses	2,742	463	3,205
Unfunded lending related commitments	318	179	497
Other	—	19	19
Total allowance for credit losses	$3,060	$661	$3,721

In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Impact to retained earnings (a)	$42,215	$(671)	$41,544
(a) Transition adjustment includes the increase in the total ACL of $.7 billion and the impact of the fair value option election of $.2 billion, offset by the tax impact of $.2 billion.

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
• Ownership interest,
• Our plans for the investment, and
• The nature of the investment.

The PNC Financial Services Group, Inc. – Form 10-Q 57

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held to maturity, or available for sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities, are reported in the Other assets line item on our Consolidated Balance Sheet, and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in Other noninterest income. We classify debt securities as held to maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held to maturity or trading are classified as securities available for sale, and are carried at fair value. Unrealized gains and losses on available for sale securities are included in Accumulated other comprehensive income (AOCI) net of income taxes.

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

As discussed in the Recently Adopted Accounting Standards section of this Note 1, we adopted the CECL standard as of January 1,
2020, which requires expected credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available for sale security is considered impaired if the fair value is less than amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell or believe it is more likely than not we will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through the Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available for sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet. The CECL standard is applied prospectively to debt securities and, as a result, the amortized cost basis of investment securities for which OTTI had previously been recorded did not change upon adoption. For information on the policies previously applied to determine OTTI, see the Debt Securities section of Note 1 Accounting Policies in our 2019 Form 10-K.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of June 30, 2020, nonaccrual or past due held-to-maturity securities were immaterial.

A security may be partially or fully charged off against the allowance if it is determined to be uncollectible, including, for an available for sale security, if we have the intent to sell or believe it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. Recoveries of previously charged-off available for sale securities are recognized when received, while recoveries on held to maturity securities are recognized when expected.

See the Allowance for Credit Loss section of this Note 1 for further discussion regarding the methodologies used to determine the allowance for investment securities. See Note 3 Investment Securities for additional information about the investment securities portfolio and the related ACL.

Loans

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs.

Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 4 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modifications are reported from a delinquency perspective as of June 30, 2020.

Loans held for investment, excluding PCD loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees, costs on originated loans, and premiums or discounts on purchased loans, and charge-offs. Amortized cost basis does not include accrued interest, as we include accrued interest in Other assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net

58    The PNC Financial Services Group, Inc. – Form 10-Q

interest income using the constant effective yield method, over the contractual life of the loan. The processing fee received for loans originated under the Paycheck Protection Program (PPP) is deferred and accreted into Net interest income using the effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement, and are excluded from measurement of ALLL.

In addition to originating loans, we also acquire loans through the secondary loan market, portfolio purchases or acquisitions of other financial services companies. Certain acquired loans that have experienced a more than significant deterioration of credit quality since origination (i.e., PCD) are recognized at an amortized cost basis equal to their purchase price plus an ALLL measured at the acquisition date. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL.

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

A troubled debt restructuring (TDR) is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. A concession has been granted when we do not expect to collect all amounts due, including original interest accrued at the original contract rate, as a result of the restructuring, or there is a delay in payment that is more than insignificant. TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.
Potential incremental losses or recoveries on TDRs have been factored into the ALLL estimates for each loan class under the methodologies described in this Note. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon, or it is fully charged off.
PNC excludes consumer loans held for sale, loans accounted for under the fair value option and certain government insured or guaranteed loans from our TDR population. PCD loans that do not meet the criteria to be classified as TDRs are also excluded. In addition, PNC has elected not to apply a TDR designation to loans that have been restructured due to a COVID-19 hardship pursuant to specific criteria under the CARES Act. Since loans restructured due to a COVID-19 related hardship were not identified as TDRs, they are not placed on nonaccrual at the time of modification. However, these loans will be subject to our existing nonaccrual policy subsequent to the modification.

See the following for additional information related to loans, including further discussion regarding our policies, the methodologies and significant inputs used to determine the ALLL, and additional details on the composition of our loan portfolio:

•	Nonperforming Loans and Leases section of this Note 1,

•	Allowance for Credit Losses section of this Note 1, and

•	Note 4 Loans and Related Allowance for Credit Losses.

Loans Held for Sale

We designate loans as held for sale when we have the intent to sell them. At the time of designation to held for sale, any allowance is reversed, and a valuation allowance for the shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on these loans (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.

We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while such changes for the residential mortgage loans are measured and recorded in Residential mortgage noninterest income each period. See Note 12 Fair Value for additional information.

Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan’s contractual interest rate.

The PNC Financial Services Group, Inc. – Form 10-Q 59

In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans originated or purchased as held for sale for which the fair value option has been elected remain at fair value for the life of the loan.

Nonperforming Loans and Leases

The matrix that follows summarizes our policies for classifying certain loans as nonperforming loans and/or discontinuing the accrual of loan interest income.

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
•  Commercial purchasing card assets which do not accrue interest.

Consumer
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

Commercial
We generally charge off commercial (commercial and industrial, commercial real estate, and equipment lease financing)
nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral, and the ability and willingness of any guarantors to perform.

Additionally, in general, for smaller commercial loans of $1 million or less, a partial or full charge-off occurs at 120 days past due

60    The PNC Financial Services Group, Inc. – Form 10-Q

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

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged-off resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an adjustment to the ALLL to reflect the expectation of recoveries in an amount greater than previously expected.

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
Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted and a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

For certain mortgage loans that have a government guarantee, we establish a separate other receivable upon foreclosure. The receivable is measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor.

See Note 4 Loans and Related Allowance for Credit Losses in this Report for additional information on nonperforming assets, TDRs and credit quality indicators related to our loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q 61

Allowance for Credit Losses
Our ACL, in accordance with the CECL standard, is based on historical loss experience, borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, finance leases (including residual values), other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. We estimate the estimated contractual term of assets in scope of CECL considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the pay down or default time period.

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period (RSFP), (ii) a period of reversion to long run average (LRA) expected losses (reversion period) where applicable, and (iii) the LRA expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

We use forward-looking information in estimating expected credit losses for the RSFP. For this purpose, we use the forecasted scenarios produced by PNC's Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward looking information is incorporated into the expected credit loss estimates. Such forward looking information includes forecasted relevant macroeconomic variables, which are estimated using qualitative techniques, analysis from PNC economists and management judgment.

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

Allowance for Investment Securities
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

Investment securities that are not issued or guaranteed by the U.S. government or a government-sponsored agency consist of both securitized products, such as non-agency mortgage and asset-backed securities, as well as non-securitized products, such as corporate and municipal debt securities. A discounted cash flow approach is primarily used to determine the amount of the allowance required. The estimates of expected cash flows are determined using macroeconomic sensitive models taking into consideration the RSFP and scenarios discussed above. Additional factors unique to a specific security may also be taken into consideration when estimating expected cash flows. The cash flows expected to be collected, after considering expected prepayments, are discounted at the effective interest rate. For an available-for-sale security, the amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

See Note 3 Investment Securities in this Report for additional information about the investment securities portfolio.

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of risk parameters, such as probability of default (PD), loss given default (LGD) and exposure at default (EAD) for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the RSFP, coupled with analytical methods, to estimate these risk parameters by loan or loan segments. PD, LGD and EAD parameters are calculated for each forecasted scenario and the LRA period, and combined to generate expected loss estimates by scenario. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Class	Probability of Default (PD)	Loss Given Default (LGD)	Exposure at Default (EAD)
Commercial
Commercial and industrial / Equipment lease financing	• For wholesale obligors: internal risk ratings based on borrower characteristics and industry • For retail small balance obligors: credit score, delinquency status, and product type	• Collateral type, collateral value, industry, size and outstanding exposure for secured loans • Capital structure, industry and size for unsecured loans • Product type and credit scores	• Outstanding balances, contractual maturities and historical prepayment experience for loans • Current utilization and historical pre-default draw experience for lines
Commercial real estate	• Property performance metrics and capitalization rates for RSFP • Internal risk ratings based on borrower characteristics for LRA	• Property values and anticipated liquidation costs	• Commitment and historical prepayment experience
Consumer
Home equity / Residential real estate	• Borrower credit scores, delinquency rates, origination vintage, loan-to-value (LTV) ratios and contractual maturity	• Collateral characteristics, LTV and costs to sell	• Outstanding balances, contractual maturities and historical prepayment experience for loans • Current utilization and historical pre-default draw experience for lines
Automobile	• Borrower credit scores, borrower income, LTV and contractual maturity	• New vs. used, LTV and borrower credit scores	• Outstanding balances, contractual maturities and historical prepayment experience
Credit card	• Borrower credit scores, delinquency status, utilization, payment behavior and months on book	• Borrower credit scores and credit line amount	• Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	• Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

The PNC Financial Services Group, Inc. – Form 10-Q 63

The following matrix describes the key economic variables that are consumed during the RSFP by loan class, as well as other assumptions that are used for our reversion and LRA approaches.

Loan Class	RSFP - Key Economic Variables	Reversion Method	LRA Approach
Commercial
Commercial and industrial / Equipment lease financing
•  Gross Domestic Product and Gross Domestic Income measures, imports, employment related variables, House Price Index (HPI), credit spreads, personal income and consumption measures and stock market indices

		• Immediate reversion	• Average parameters determined based on internal and external historical data • Modeled parameters using long run economic conditions for retail small business obligors
Commercial real estate	• Unemployment rates, Commercial Property Price Index, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	• Unemployment rates, HPI and interest rates	• Straight-line over 3 years	• Modeled parameters using long run economic conditions
Automobile	• Unemployment rates, HPI, personal consumption expenditure, interest rates, Manheim used car index and domestic oil prices	• Straight-line over 1 year	• Average parameters determined based on internal and external historical data
Credit card	• Unemployment rate, personal consumption expenditure, and HPI	• Straight-line over 2 years	• Modeled parameters using long run economic conditions
Education / Other consumer	• Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

After the RSFP, we revert to the LRA over the reversion period noted above, which is the period between the end of the RSFP and when losses are estimated to have completely reverted to the LRA.

Once we have developed a combined estimate of credit losses (i.e., for the RSFP, reversion period and LRA) under each of the forecasted scenarios, we produce a probability-weighted credit loss estimate by loan class. We then add or deduct any qualitative components and other adjustments, such as individually assessed loans, to produce the ALLL. See the Individually Assessed Component and Qualitative Component sections of this Note 1 for additional information about those adjustments.

Discounted Cash Flow
In addition to TDRs, we also use a discounted cash flow methodology for our home equity and residential real estate loan classes. We determine effective interest rates considering contractual cash flows adjusted for estimated prepayments. Changes in the ALLL due to the impact of the passage of time under the discounted cash flow estimate are recognized through the provision for credit losses.

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

•
For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

attributable to such risks. The ACL also takes into account factors that may not be directly measured in the determination of individually assessed or pooled reserves. Such qualitative factors may include, but are not limited to:

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors

See Note 4 Loans and Related Allowance for Credit Losses for additional information about our loan portfolio and the related allowance.

Accrued Interest
When accrued interest is reversed or charged-off in a timely manner the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. We consider our nonaccrual and charge-off policies to be timely for all of our investment securities, loans and leases, with the exception of consumer credit cards, education loans and certain unsecured consumer lines of credit. We consider the length of time before nonaccrual/charge-off and the use of appropriate other triggering events for nonaccrual and charge-offs in making this determination. Pursuant to these policy elections, we calculate reserves for accrued interest on credit cards, education loans and certain consumer lines of credit, which are then included within the ALLL. See the Debt Securities and Nonperforming Loans and Leases sections of this Note 1 for additional information on our nonaccrual and charge-off policies.

Additionally, pursuant to our use of a discounted cash flow methodology in estimating credit losses for our home equity and residential real estate loan classes, applicable reserves for accrued interest are also included within the ALLL for these loan classes.

Purchased Credit Deteriorated Loans or Securities
The allowance for PCD loans or securities is determined at the time of acquisition, as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described previously for loans and securities. In accordance with CECL, the allowance recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.

Allowance for Unfunded Lending Related Commitments
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

See Note 4 Loans and Related Allowance for Credit Losses for additional information about this allowance.

Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of June 30, 2020, the allowance for other financial assets was immaterial.

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

The PNC Financial Services Group, Inc. – Form 10-Q 65

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
NOTE 2 DISCONTINUED OPERATIONS

On May 15, 2020, PNC completed the sale of its 31.6 million shares of BlackRock, Inc., common and preferred stock through a registered secondary offering at a price of $420 per share. In addition, BlackRock repurchased 2.65 million shares from PNC at a price of $414.96 per share. The total proceeds from the sale were $14.2 billion in cash, net of $.2 billion in expenses, and resulted in a gain on sale of $4.3 billion. Additionally, PNC contributed 500,000 BlackRock shares to the PNC Foundation on May 18, 2020.

Following the sale and donation, PNC has divested its entire investment in BlackRock. PNC and its affiliates only hold shares of BlackRock stock in a fiduciary capacity for clients of PNC and its affiliates.

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:
Table 36: Consolidated Income Statement - Discontinued Operations

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Noninterest income	$5,596	$224	$5,777	$449
Total revenue	5,596	224	5,777	449
Income from discontinued operations before income taxes and noncontrolling interests	5,596	224	5,777	449
Income taxes	1,197	35	1,222	71
Net income from discontinued operations	$4,399	$189	$4,555	$378

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:
Table 37: Consolidated Statement of Cash Flows - Discontinued Operations

	Six months ended June 30
In millions	2020	2019
Cash flows from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$74	$159
Net cash provided by investing activities of discontinued operations	$14,225

NOTE 3 INVESTMENT SECURITIES

With the adoption of the CECL standard on January 1, 2020, credit losses on investment securities are required to be recognized through an allowance, instead of as a direct write-down to the amortized cost basis of the security. The amortized cost basis of investment securities for which impairment had previously been recorded did not change upon adoption.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of June 30, 2020, the allowance for investment securities was $32 million and related to non-agency commercial mortgage-backed securities and other debt securities. The provision for credit losses on investment securities totaled $30 million for both the three and six months ended June 30, 2020.

In the first quarter of 2020, upon the adoption of ASU 2019-04, we elected to transfer debt securities with an amortized cost of $16.2 billion and a fair value of $16.5 billion from held to maturity to the available for sale portfolio. During the second quarter of 2020, pursuant to the guidance in ASU 2020-04, we elected to transfer debt securities with an amortized cost of $49 million and a fair value of $48 million from the held to maturity to the available for sale portfolio.

66    The PNC Financial Services Group, Inc. – Form 10-Q

See Note 1 Accounting Policies for additional information related to the adoption of the CECL standard, including the methodologies used to determine the allowance for investment securities, and the adoption of ASU 2019-04 and ASU 2020-04.
The following table summarizes our available for sale and held to maturity portfolios by major security type.
Table 38: Investment Securities Summary

	June 30, 2020 (a)				December 31, 2019
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$19,255	$933		$20,188	$16,150	$382	$(16)	$16,516
Residential mortgage-backed
Agency	55,630	1,860	$(10)	57,480	35,847	517	(43)	36,321
Non-agency	1,472	225	(15)	1,682	1,515	302	(3)	1,814
Commercial mortgage-backed
Agency	3,002	141	(3)	3,140	3,094	42	(18)	3,118
Non-agency	4,134	57	(152)	4,039	3,352	29	(9)	3,372
Asset-backed	5,312	96	(40)	5,368	5,044	78	(8)	5,114
Other	4,856	301	(2)	5,155	2,788	121	(1)	2,908
Total securities available for sale (b)	$93,661	$3,613	$(222)	$97,052	$67,790	$1,471	$(98)	$69,163
Securities Held to Maturity
U.S. Treasury and government agencies	$785	$146		$931	$776	$56		$832
Residential mortgage-backed
Agency					14,419	270	$(26)	14,663
Non-agency					133	7		140
Commercial mortgage-backed
Agency					59	1		60
Non-agency					430	4		434
Asset-backed					52			52
Other	656	42	$(14)	684	1,792	85	(14)	1,863
Total securities held to maturity (b) (c)	$1,441	$188	$(14)	$1,615	$17,661	$423	$(40)	$18,044

(a) The accrued interest associated with our available for sale and held to maturity portfolios totaled $270 million and $5 million at June 30, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $30 million for securities available for sale and $2 million for securities held to maturity at June 30, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. As of June 30, 2020, 84% of our securities held to maturity were rated AAA/AA.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at June 30, 2020 included $347 million of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for June 30, 2019 was $2.0 billion.

Table 39 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities as of June 30, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2020, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

The PNC Financial Services Group, Inc. – Form 10-Q 67

Table 39: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2020
Residential mortgage-backed
Agency	$(7)	$2,124	$(3)	$249	$(10)	$2,373
Non-agency	(8)	213	(6)	81	(14)	294
Commercial mortgage-backed
Agency			(3)	136	(3)	136
Non-agency	(61)	2,107	(2)	71	(63)	2,178
Asset-backed	(18)	969	(22)	616	(40)	1,585
Other	(1)	100	(1)	35	(2)	135
Total securities available for sale	$(95)	$5,513	$(37)	$1,188	$(132)	$6,701

Table 40 presents the gross unrealized losses and fair value of debt securities at December 31, 2019, prior to the adoption of the CECL standard. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis.

Table 40: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(14)	$2,451	$(2)	$607	$(16)	$3,058
Residential mortgage-backed
Agency	(6)	2,832	(37)	4,659	(43)	7,491
Non-agency			(3)	102	(3)	102
Commercial mortgage-backed
Agency	(6)	852	(12)	953	(18)	1,805
Non-agency	(4)	1,106	(5)	230	(9)	1,336
Asset-backed	(3)	660	(5)	561	(8)	1,221
Other			(1)	403	(1)	403
Total securities available for sale	$(33)	$7,901	$(65)	$7,515	$(98)	$15,416
Securities Held to Maturity
Residential mortgage-backed - Agency			$(26)	$2,960	$(26)	$2,960
Other	$(1)	$22	(13)	105	(14)	127
Total securities held to maturity	$(1)	$22	$(39)	$3,065	$(40)	$3,087

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 41: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2020	$224	$(2)	$222	$47
2019	$47	$(15)	$32	$7

68    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2020.
Table 42: Contractual Maturity of Debt Securities

June 30, 2020 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$5,647	$9,172	$3,516	$920	$19,255
Residential mortgage-backed
Agency	2	112	1,220	54,296	55,630
Non-agency				1,472	1,472
Commercial mortgage-backed
Agency		459	265	2,278	3,002
Non-agency		75	301	3,758	4,134
Asset-backed	66	2,603	1,039	1,604	5,312
Other	607	1,794	1,108	1,347	4,856
Total securities available for sale at amortized cost	$6,322	$14,215	$7,449	$65,675	$93,661
Fair value	$6,341	$14,801	$7,823	$68,087	$97,052
Weighted-average yield, GAAP basis (a)	0.75%	2.08%	2.12%	2.97%	2.62%
Securities Held to Maturity
U.S. Treasury and government agencies		$198	$306	$281	$785
Other	$18	403	120	115	656
Total securities held to maturity at amortized cost	$18	$601	$426	$396	$1,441
Fair value	$18	$638	$515	$444	$1,615
Weighted-average yield, GAAP basis (a)	2.94%	3.23%	3.93%	2.66%	3.30%

(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At June 30, 2020, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $39.6 billion and $10.6 billion and fair value of $41.1 billion and $10.9 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 43: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2020	December 31 2019
Pledged to others	$23,528	$14,609
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$1,944	$2,349
Permitted amount repledged to others	$1,944	$360

(a)	Balances at December 31, 2019 include $2.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.
The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 4 Loans and Related Allowance for Credit Losses

Loan Portfolio
Our loan portfolio consists of two portfolio segments – Commercial and Consumer. Each of these segments comprises multiple loan classes. Classes are characterized by similarities in risk attributes and the manner in which we monitor and assess credit risk.

Commercial	Consumer

• Commercial and industrial	• Home equity
• Commercial real estate	• Residential real estate
• Equipment lease financing	• Automobile
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

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. With the adoption of the CECL standard, accruing loans past due as of June 30, 2020 include PCD loans, while amounts as of December 31, 2019 excluded purchased impaired loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard, including the discontinuation of purchased impaired loan accounting.

The following table presents the composition and delinquency status of our loan portfolio at June 30, 2020 and December 31, 2019. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the delinquency status of loans modified due to COVID-19 related hardships are being reported as of June 30, 2020 in alignment with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows: (i) if current at the time of modification, the loan remains current throughout the modification period, (ii) if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported as delinquent status during the modification period, or (iii) if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current. As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Table 44: Analysis of Loan Portfolio

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2020 (a) (b)
Commercial
Commercial and industrial	$143,531	$49	$28	$34	$111		$693		$144,335
Commercial real estate	28,665	51	4		55		43		28,763
Equipment lease financing	7,058	8	9		17		22		7,097
Total commercial	179,254	108	41	34	183		758		180,195
Consumer
Home equity	24,089	70	27		97		636	$57	24,879
Residential real estate	21,141	198	93	264	555	(c)	305	468	22,469
Automobile	15,843	105	34	19	158		156		16,157
Credit card	6,408	53	38	61	152		15		6,575
Education	3,004	39	23	66	128	(c)			3,132
Other consumer	4,786	17	8	12	37		6		4,829
Total consumer	75,271	482	223	422	1,127		1,118	525	78,041
Total	$254,525	$590	$264	$456	$1,310		$1,876	$525	$258,236
Percentage of total loans	98.56%	.23%	.10%	.18%	.51%		.73%	.20%	100.00%

(a)	Amounts in table represent loans held for investment and do not include any associated valuation allowance.

(b)	The accrued interest associated with our loan portfolio at June 30, 2020 totaled $.7 billion and is included in Other assets on the Consolidated Balance Sheet.

(c)	Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $.4 billion and $.1 billion, respectively, at June 30, 2020.

(d)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(e)	Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.6 billion at June 30, 2020.

(f)
Collateral dependent loans totaled $1.1 billion at June 30, 2020. The majority of these loans are within the Home equity and Residential real estate loan classes and are secured by consumer real estate.

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (h)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (i)	Purchased Impaired Loans	Total Loans (j)
December 31, 2019 (g)
Commercial
Commercial and industrial	$124,695	$102	$30	$85	$217		$425			$125,337
Commercial real estate	28,061	4	1		5		44			28,110
Equipment lease financing	7,069	49	5		54		32			7,155
Total commercial	159,825	155	36	85	276		501			160,602
Consumer
Home equity	23,791	58	24		82		669		$543	25,085
Residential real estate	19,640	140	69	315	524	(h)	315	$166	1,176	21,821
Automobile	16,376	178	47	18	243		135			16,754
Credit card	7,133	60	37	67	164		11			7,308
Education	3,156	55	34	91	180	(h)				3,336
Other consumer	4,898	15	11	9	35		4			4,937
Total consumer	74,994	506	222	500	1,228		1,134	166	1,719	79,241
Total	$234,819	$661	$258	$585	$1,504		$1,635	$166	$1,719	$239,843
Percentage of total loans	97.90%	.28%	.11%	.24%	.63%		.68%	.07%	.72%	100.00%

(g)	Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.

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

The PNC Financial Services Group, Inc. – Form 10-Q 71

At June 30, 2020, we pledged $34.3 billion of commercial loans to the Federal Reserve Bank and $70.2 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2019 were $16.9 billion and $68.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans, however, when nonaccrual criteria is met interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest.

With the adoption of the CECL standard, nonperforming loans as of June 30, 2020 include PCD loans. Amounts as of December 31, 2019 excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard and our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of June 30, 2020 and December 31, 2019, respectively.
Table 45: Nonperforming Assets

Dollars in millions	June 30 2020	December 31 2019
Nonperforming loans
Commercial	$758	$501
Consumer (a)	1,118	1,134
Total nonperforming loans (b)	1,876	1,635
OREO and foreclosed assets	79	117
Total nonperforming assets	$1,955	$1,752
Nonperforming loans to total loans	.73%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.76%	.73%
Nonperforming assets to total assets	.43%	.43%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Nonperforming loans for which there is no related ALLL totaled $.6 billion at June 30, 2020, and is primarily comprised of loans with a valuation that exceeds the amortized cost basis.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 45 include TDRs of $.9 billion at both June 30, 2020 and December 31, 2019. TDRs that are performing, including consumer credit card TDR loans, totaled $.7 billion and $.8 billion at June 30, 2020 and December 31, 2019, respectively, and are excluded from nonperforming loans.

Additional Credit Quality Indicators by Loan Class
Commercial and Industrial
For commercial and industrial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are reviewed and updated, generally at least once per year. For small balance homogeneous pools of commercial and industrial loans, mortgages and leases, we apply scoring techniques to assist in determining the PD. Further, on a periodic basis, we update our LGD estimates associated with each rating grade based upon historical data. The combination of the PD and LGD ratings assigned to commercial and industrial loans, capturing both the combination of expectations of default and loss severity in event of default, reflects credit quality characteristics as of the reporting date and are used as inputs into our loss forecasting process.
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

72    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial Real Estate
We manage credit risk associated with our commercial real estate projects and commercial mortgages similar to commercial and industrial loans by evaluating PD and LGD. Risks associated with commercial real estate projects and commercial mortgage activities tend to be correlated to the loan structure and collateral location, project progress and business environment. As a result, these attributes are also monitored and utilized in assessing credit risk.
As with the commercial and industrial loan class, a formal schedule of periodic review is also performed to assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny are placed on areas of higher risk, such as adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.
Equipment Lease Financing
We manage credit risk associated with our equipment lease financing loan class similar to commercial and industrial loans by analyzing PD and LGD.

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
Table 46: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$24,271	$17,179	$10,823	$7,171	$5,013	$11,039	$60,961	$59	$136,516
Criticized	218	524	656	463	247	517	5,177	17	7,819
Total commercial and industrial	24,489	17,703	11,479	7,634	5,260	11,556	66,138	76	144,335
Commercial real estate
Pass Rated	1,797	7,027	4,054	3,652	2,734	8,347	216		27,827
Criticized	3	73	26	64	252	422	96		936
Total commercial real estate	1,800	7,100	4,080	3,716	2,986	8,769	312		28,763
Equipment lease financing
Pass Rated	736	1,385	1,179	969	631	1,909			6,809
Criticized	15	87	97	39	19	31			288
Total equipment lease financing	751	1,472	1,276	1,008	650	1,940			7,097
Total commercial	$27,040	$26,275	$16,835	$12,358	$8,896	$22,265	$66,450	$76	$180,195

December 31, 2019 - In millions	Pass Rated	Criticized	Total Loans
Commercial and industrial	$119,761	$5,576	$125,337
Commercial real estate	27,424	686	28,110
Equipment lease financing	6,891	264	7,155
Total commercial	$154,076	$6,526	$160,602

(a)
Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2020 and December 31, 2019.

Home Equity and Residential Real Estate
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated LTV ratios to monitor and manage credit risk within the home equity and residential real estate loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 44 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 44 for additional information.

The PNC Financial Services Group, Inc. – Form 10-Q 73

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

The following table presents credit quality indicators for the home equity and residential real estate loan classes.
Table 47: Home Equity and Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
June 30, 2020 – In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home equity
Current estimated LTV ratios									.
Greater than or equal to 100%		$33	$26	$24	$14	$127	$677	$365	$1,266
Greater than or equal to 90% to less than 100%	$4	77	32	16	12	82	693	247	1,163
Less than 90%	1,779	2,363	688	972	818	4,563	8,177	3,090	22,450
Total home equity	$1,783	$2,473	$746	$1,012	$844	$4,772	$9,547	$3,702	$24,879
Updated FICO scores
Greater than 660	$1,738	$2,353	$685	$949	$792	$4,287	$9,085	$2,832	$22,721
Less than or equal to 660	45	120	61	62	51	475	449	780	2,043
No FICO score available				1	1	10	13	90	115
Total home equity	$1,783	$2,473	$746	$1,012	$844	$4,772	$9,547	$3,702	$24,879
Residential real estate
Current estimated LTV ratios
Greater than or equal to 100%		$19	$44	$68	$52	$226			$409
Greater than or equal to 90% to less than 100%	$7	54	57	55	43	131			347
Less than 90%	3,872	5,526	1,598	2,475	2,535	5,128			21,134
Government insured or guaranteed loans	1	10	13	17	26	512			579
Total residential real estate	$3,880	$5,609	$1,712	$2,615	$2,656	$5,997			$22,469
Updated FICO scores
Greater than 660	$3,858	$5,530	$1,655	$2,538	$2,548	$4,704			$20,833
Less than or equal to 660	20	64	36	39	68	632			859
No FICO score available	1	5	8	21	14	149			198
Government insured or guaranteed loans	1	10	13	17	26	512			579
Total residential real estate	$3,880	$5,609	$1,712	$2,615	$2,656	$5,997			$22,469

74    The PNC Financial Services Group, Inc. – Form 10-Q

	Home equity	Residential real estate
December 31, 2019 - In millions
Current estimated LTV ratios
Greater than or equal to 100%	$1,243	$333
Greater than or equal to 90% to less than 100%	1,047	340
Less than 90%	22,068	19,305
No LTV ratio available	184	83
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821
Updated FICO Scores
Greater than 660	$22,245	$19,341
Less than or equal to 660	2,019	569
No FICO score available	278	151
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821

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

The PNC Financial Services Group, Inc. – Form 10-Q 75

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 48: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Automobile
FICO score greater than 719	$1,816	$3,802	$1,814	$1,042	$606	$201			$9,281
650 to 719	561	1,868	1,062	481	207	75			4,254
620 to 649	73	445	257	104	39	15			933
Less than 620	58	653	579	252	102	45			1,689
Total automobile	$2,508	$6,768	$3,712	$1,879	$954	$336			$16,157
Credit card
FICO score greater than 719							$3,395	$11	$3,406
650 to 719							2,152	30	2,182
620 to 649							378	12	390
Less than 620							462	46	508
No FICO score available or required (a)							86	3	89
Total credit card							$6,473	$102	$6,575
Education
FICO score greater than 719	$13	$90	$119	$92	$75	$674			$1,063
650 to 719	3	12	16	10	7	112			160
620 to 649		1	2	1		18			22
Less than 620			1	1	1	22			25
No FICO score available or required (a)	2	10	7	6	1	1			27
Total loans using FICO credit metric	18	113	145	110	84	827			1,297
Other internal credit metrics	18	59				1,758			1,835
Total education	$36	$172	$145	$110	$84	$2,585			$3,132
Other consumer
FICO score greater than 719	$297	$545	$188	$60	$19	$80	$212	$1	$1,402
650 to 719	117	313	134	31	9	23	143	1	771
620 to 649	13	51	24	5	1	4	22		120
Less than 620	8	48	33	10	3	7	36	1	146
No FICO score available or required (a)						2	6		8
Total loans using FICO credit metric	435	957	379	106	32	116	419	3	2,447
Other internal credit metrics	20	73	46	32	67	81	2,059	4	2,382
Total other consumer	$455	$1,030	$425	$138	$99	$197	$2,478	$7	$4,829

December 31, 2019 - In millions	Automobile	Credit Card	Education	Other Consumer
FICO score greater than 719	$9,232	$3,867	$1,139	$1,421
650 to 719	4,577	2,326	197	843
620 to 649	1,001	419	25	132
Less than 620	1,603	544	27	143
No FICO score available or required (a)	341	152	15	27
Total loans using FICO credit metric	16,754	7,308	1,403	2,566
Consumer loans using other internal credit metrics			1,933	2,371
Total loans	$16,754	$7,308	$3,336	$4,937
Weighted-average updated FICO score (b)	726	724	773	727

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

Troubled Debt Restructurings (TDRs)
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not categorized as TDRs. See Note 1 Accounting Policies for additional information related to TDRs.

76    The PNC Financial Services Group, Inc. – Form 10-Q

Table 49 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and six months ended June 30, 2020 and June 30, 2019. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2019 Form 10-K for additional details on these TDR concessions.
Table 49: Financial Impact and TDRs by Concession Type

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended June 30, 2020 (a) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	29	$147	$33		$125	$158
Consumer	3,589	57		$19	35	54
Total TDRs	3,618	$204	$33	$19	$160	$212
During the six months ended June 30, 2020 Dollars in millions
Commercial	42	$209	$39		$162	$201
Consumer	7,156	93		$41	45	86
Total TDRs	7,198	$302	$39	$41	$207	$287

(a) Impact of partial charge-offs at TDR date are included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.

		Pre-TDR Recorded Investment (e)	Post-TDR Recorded Investment (f)
During the three months ended June 30, 2019 (d) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	15	$31		$1	$27	$28
Consumer	3,539	44		24	16	40
Total TDRs	3,554	$75		$25	$43	$68
During the six months ended June 30, 2019 Dollars in millions
Commercial	37	$136		$1	$136	$137
Consumer	7,353	86		48	32	80
Total TDRs	7,390	$222		$49	$168	$217
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

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as
TDRs during the applicable 12-month period preceding June 30, 2020 and June 30, 2019.

Table 50: Subsequently Defaulted TDRs

In millions	2020	2019
Three months ended June 30	$22	$28
Six months ended June 30	$37	$39

The PNC Financial Services Group, Inc. – Form 10-Q 77

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows.
Table 51: Rollforward of Allowance for Credit Losses

	Six months ended June 30, 2020
In millions	Commercial	Consumer	Total
Allowance for loan and lease losses
December 31, 2019	$1,812	$930	$2,742
Adoption of ASU 2016-13 (a)	(304)	767	463
January 1, 2020	1,508	1,697	3,205
Charge-offs	(205)	(413)	(618)
Recoveries	39	131	170
Net (charge-offs)	(166)	(282)	(448)
Provision for credit losses	2,039	1,133	3,172
Other	(1)		(1)
June 30, 2020	$3,380	$2,548	$5,928
Allowance for unfunded lending related commitments (b)
December 31, 2019	$316	$2	$318
Adoption of ASU 2016-13 (a)	53	126	179
January 1, 2020	369	128	497
Provision for (recapture of) credit losses	179	(14)	165
June 30, 2020	$548	$114	$662
Allowance for credit losses at June 30	$3,928	$2,662	$6,590

(a)
Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.

(b)	See Note 9 Commitments for additional information about the underlying commitments related to this allowance.

The following presents an analysis of changes impacting the ACL related to loans for the six months ended June 30, 2020.

Table 52: Analysis of Changes in the Allowance for Credit Losses (a)
In millions
(a) Excludes allowances for investment securities and other financial assets.
(b) Represents changes in the portfolio such as the impact of increases/decreases in loan balances, age and mix due to new originations/purchases, as well as credit quality and net charge-off activity.
(c) Economic factors represent our evaluation and determination of an economic forecast applied to our loan portfolio.

78    The PNC Financial Services Group, Inc. – Form 10-Q

The $2.9 billion increase in the ACL since January 1, 2020 was driven by the following factors in the commercial and consumer portfolios:

•	Commercial reserves increased $2.1 billion attributable to the significantly adverse economic impact of the pandemic and its resulting effects on credit quality and loan growth.

•	Consumer reserves increased $.8 billion primarily reflecting the significantly adverse economic impact of the pandemic.

Allowance for Loan and Lease Losses
Prior to January 1, 2020, we maintained our ALLL at levels we believed to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We used the two main portfolio segments - Commercial and Consumer, and developed and documented the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies in our 2019 Form 10-K for a description of the accounting policies for ALLL.

A rollforward of the ALLL and associated loan data follows:

Table 53: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

At or for the six months ended June 30, 2019 Dollars in millions	Commercial	Consumer	Total
Allowance for loan and lease losses
January 1, 2019	$1,663	$966	$2,629
Charge-offs	(84)	(358)	(442)
Recoveries	40	124	164
Net (charge-offs)	(44)	(234)	(278)
Provision for credit losses	187	182	369
Net decrease in allowance for unfunded loan commitments and letters of credit	(7)	1	(6)
Other		7	7
June 30, 2019	$1,799	$922	$2,721
TDRs individually evaluated for impairment	$33	$123	$156
Other loans individually evaluated for impairment	53		53
Loans collectively evaluated for impairment	1,713	517	2,230
Purchased impaired loans		282	282
June 30, 2019	$1,799	$922	$2,721
Loan portfolio
TDRs individually evaluated for impairment	$396	$1,381	$1,777
Other loans individually evaluated for impairment	287		287
Loans collectively evaluated for impairment	160,920	71,605	232,525
Fair value option loans (a)		755	755
Purchased impaired loans		1,871	1,871
June 30, 2019	$161,603	$75,612	$237,215
(a) Loans accounted for under the fair value option were not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there was no allowance recorded on those loans.

NOTE 5 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 9 Commitments and Note 12 Fair Value for information on our servicing rights, including the carrying value of servicing assets.

The PNC Financial Services Group, Inc. – Form 10-Q 79

The following table provides cash flows associated with our loan sale and servicing activities:
Table 54: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2020
Sales of loans (b)	$2,195	$1,334
Repurchases of previously transferred loans (c)	$100	$10
Servicing fees (d)	$81	$31
Servicing advances recovered/(funded), net	$7	$(140)
Cash flows on mortgage-backed securities held (e)	$2,184	$14
Cash Flows - Three months ended June 30, 2019
Sales of loans (b)	$890	$446
Repurchases of previously transferred loans (c)	$61	4
Servicing fees (d)	$88	$32
Servicing advances recovered/(funded), net	$11	$39
Cash flows on mortgage-backed securities held (e)	$751	$15
Cash Flows - Six months ended June 30, 2020
Sales of loans (b)	$3,529	$1,827
Repurchases of previously transferred loans (c)	$195	$25
Servicing fees (d)	$166	$64
Servicing advances recovered/(funded), net	$19	$(128)
Cash flows on mortgage-backed securities held (e)	$3,545	$51
Cash Flows - Six months ended June 30, 2019
Sales of loans (b)	$1,606	$1,090
Repurchases of previously transferred loans (c)	$154	$4
Servicing fees (d)	$174	$63
Servicing advances recovered/(funded), net	$28	$16
Cash flows on mortgage-backed securities held (e)	$1,259	$29

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

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

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $22.4 billion, $17.8 billion, and $17.5 billion in residential mortgage-backed securities and $.9 billion, $.6 billion, and $.6 billion in commercial mortgage-backed securities at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Table 55 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2020.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 55: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2020
Total principal balance	$47,765	$41,391
Delinquent loans (b)	$433	$100
December 31, 2019
Total principal balance	$49,323	$42,414
Delinquent loans (b)	$492	$64
Three months ended June 30, 2020
Net charge-offs (c)	$2
Three months ended June 30, 2019
Net charge-offs (c)	$13	$178
Six months ended June 30, 2020
Net charge-offs (c)	$10	$99
Six months ended June 30, 2019
Net charge-offs (c)	$24	$296

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 56 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 56. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 56: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2020
Mortgage-backed securitizations (b)	$24,074	$24,074	(c)	$1
Tax credit investments and other	2,982	2,871	(d)	$871	(e)
Total	$27,056	$26,945		$872
December 31, 2019
Mortgage-backed securitizations (b)	$19,287	$19,287	(c)
Tax credit investments and other	3,131	3,028	(d)	$1,101	(e)
Total	$22,418	$22,315		$1,101

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the six months ended June 30, 2020, we recognized $96 million of amortization, $98

The PNC Financial Services Group, Inc. – Form 10-Q 81

million of tax credits and $22 million of other tax benefits associated with qualified investments in low income housing tax credits. The amounts for the second quarter of 2020 were $47 million, $48 million and $10 million, respectively.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 1 Accounting Policies in this Report and Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than adequate compensation. MSRs totaled $1.1 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 6, as well as Note 6 Fair Value in our 2019 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 57: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2020	2019	2020	2019
January 1	$649	$726	$995	$1,257
Additions:
From loans sold with servicing retained	45	16	22	14
Purchases	23	51	61	65
Changes in fair value due to:
Time and payoffs (a)	(61)	(75)	(82)	(77)
Other (b)	(166)	(88)	(419)	(262)
June 30	$490	$630	$577	$997
Related unpaid principal balance at June 30	$228,985	$193,510	$122,043	$124,461
Servicing advances at June 30	$285	$204	$92	$128

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2020 are shown in Tables 58 and 59. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 58 and 59. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in

82    The PNC Financial Services Group, Inc. – Form 10-Q

prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 58: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2020	December 31 2019
Fair value	$490	$649
Weighted-average life (years)	4.3	4.1
Weighted-average constant prepayment rate	4.84%	4.56%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$16	$17
Effective discount rate	7.42%	7.91%
Decline in fair value from 10% adverse change	$13	$17
Decline in fair value from 20% adverse change	$26	$34

Table 59: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2020		December 31 2019
Fair value	$577		$995
Weighted-average life (years)	2.9		5.2
Weighted-average constant prepayment rate	27.56%		13.51%
Decline in fair value from 10% adverse change	$41		$46
Decline in fair value from 20% adverse change	$79		$89
Weighted-average option adjusted spread	912	bps	769	bps
Decline in fair value from 10% adverse change	$14		$27
Decline in fair value from 20% adverse change	$27		$52

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.1 billion for the three months ended June 30, 2020 and 2019 and $.2 billion for the six months ended June 30, 2020 and 2019. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 7 LEASES
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

Table 60: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Product
Sales-type leases and direct financing leases	$70	$77	$141	$151
Operating leases	25	30	52	61
Lessor Income	$95	$107	$193	$212

The PNC Financial Services Group, Inc. – Form 10-Q 83

NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $47.0 billion at June 30, 2020 (including adjustments related to purchase accounting, accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 61: Borrowed Funds

In billions
Less than 1 year	$16.1
1 to 2 years	$3.6
2 to 3 years	$8.9
3 to 4 years	$2.8
4 to 5 years	$3.2
Over 5 years	$12.4

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of June 30, 2020, and the carrying values as of June 30, 2020 and December 31, 2019.

Table 62: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2020	2020	2020	2019
Parent Company
Senior debt	2.20%-4.38%	2020-2030	$10,486	$8,843
Subordinated debt	3.90%	2024	815	777
Junior subordinated debt	0.92%	2028	205	205
Subtotal			11,506	9,825
Bank
FHLB (a)	0.43%-0.73%	2020-2021	8,500	16,341
Senior debt	0%-3.50%	2020-2043	17,219	20,167
Subordinated debt	2.70%-4.20%	2022-2029	5,479	5,152
Subtotal			31,198	41,660
Total			$42,704	$51,485

(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 62, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $820 million and $67 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $608 million and $496 million, respectively, related to fair value accounting hedges as of June 30, 2020.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in our 2019 Form 10-K.

84    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of June 30, 2020 and December 31, 2019, respectively.
Table 63: Commitments to Extend Credit and Other Commitments

In millions	June 30 2020	December 31 2019
Commitments to extend credit
Total commercial lending	$137,164	$131,762
Home equity lines of credit	17,089	16,803
Credit card	32,253	30,862
Other	7,206	6,162
Total commitments to extend credit	193,712	185,589
Net outstanding standby letters of credit (a)	9,149	9,843
Reinsurance agreements (b)	92	1,393
Standby bond purchase agreements (c)	1,450	1,295
Other commitments (d)	1,123	1,498
Total commitments to extend credit and other commitments	$205,526	$199,618

(a)	Net outstanding standby letters of credit include $3.9 billion and $4.1 billion at June 30, 2020 and December 31, 2019, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of June 30, 2020, the aggregate maximum exposure amount was zero for accidental death and dismemberment contracts, and $.1 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2019 were $1.3 billion and $.1 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.5 billion and $.6 billion related to investments in qualified affordable housing projects at June 30, 2020 and December 31, 2019, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 96% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2020, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2020 had terms ranging from less than one year to six years.

As of June 30, 2020, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at June 30, 2020 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 85

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the six months ended June 30, 2020 and 2019 is as follows.
Table 64: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at March 31, 2019 (a)	452	$2,711	$3,990	$12,183	$39,742	$(5)	$(10,085)	$39	$48,575
Net income					1,362			12	1,374
Other comprehensive income (loss), net of tax						636			636
Cash dividends declared - Common					(432)				(432)
Cash dividends declared - Preferred					(55)				(55)
Preferred stock discount accretion			1		(1)
Common stock activity				10					10
Treasury stock activity	(5)			(1)			(781)		(782)
Other				65				(10)	55
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381
Balance at March 31, 2020 (a)	424	$2,712	$3,994	$12,294	$41,885	$2,518	$(14,140)	$27	$49,290
Net income					3,648			7	3,655
Other comprehensive income, net of tax						551			551
Cash dividends declared - Common					(491)				(491)
Cash dividends declared - Preferred					(55)				(55)
Preferred stock discount accretion			1		(1)
Common stock activity				11					11
Treasury stock activity	1			2			12		14
Other				(18)				(9)	(27)
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948
Six months ended
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (b)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					2,623			22	2,645
Other comprehensive income (loss), net of tax						1,356			1,356
Cash dividends declared - Common					(868)				(868)
Cash dividends declared - Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity				10					10
Treasury stock activity	(10)			9			(1,412)		(1,403)
Other			3	(53)				(23)	(73)
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (c)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					4,556			14	4,570
Other comprehensive income, net of tax						2,270			2,270
Cash dividends declared - Common					(994)				(994)
Cash dividends declared - Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity				11					11
Treasury stock activity	(8)			51			(1,347)		(1,296)
Other				(149)				(18)	(167)
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

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

86    The PNC Financial Services Group, Inc. – Form 10-Q

Other Comprehensive Income

Details of other comprehensive income (loss) are as follows:

Table 65: Other Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Net unrealized gains (losses) on securities without an allowance for credit losses
Increase in net unrealized gains (losses) on securities	$661		$2,330
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	1		2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	40		221
Net increase (decrease), pre-tax	620		2,107
Effect of income taxes	(143)		(484)
Net increase (decrease), after-tax	477		1,623
Net unrealized gains (losses) on securities with an allowance for credit losses
Increase in net unrealized gains (losses) on securities	(82)		(89)
Net increase (decrease), pre-tax	(82)		(89)
Effect of income taxes	18		20
Net increase (decrease), after-tax	(64)		(69)
Net unrealized gains (losses) on non-OTTI securities
Increase in net unrealized gains (losses) on non-OTTI securities		$713		$1,353
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income		3		6
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income		16		14
Net increase (decrease), pre-tax		694		1,333
Effect of income taxes		(159)		(306)
Net increase (decrease), after-tax		535		1,027
Net unrealized gains (losses) on OTTI securities
Increase in net unrealized gains (losses) on OTTI securities				9
Net increase (decrease), pre-tax		—		9
Effect of income taxes				(2)
Net increase (decrease), after-tax		—		7
Net unrealized gains (losses) on cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	115	246	945	354
Less: Net gains (losses) realized as a yield adjustment reclassified to loan interest income	102	(12)	144	(20)
Less: Net gains (losses) realized as a yield adjustment reclassified to investment securities interest income	1	1	3	2
Less: Net gains (losses) realized on sales of securities reclassified to noninterest income	—	3	1	18
Net increase (decrease), pre-tax	12	254	797	354
Effect of income taxes	(3)	(58)	(183)	(81)
Net increase (decrease), after-tax	9	196	614	273
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit activity	(20)	(89)	(10)	54
Amortization of actuarial loss (gain) reclassified to other noninterest expense	2	4	3	5
Amortization of prior service cost (credit) reclassified to other noninterest expense	1	1	2	2
Net increase (decrease), pre-tax	(17)	(84)	(5)	61
Effect of income taxes	4	19	1	(14)
Net increase (decrease), after-tax	(13)	(65)	(4)	47
Other
Net investment hedge derivatives	5	32	80	14
Foreign currency translation adjustments and other	(3)	(27)	(70)	(4)
Net increase (decrease), pre-tax	2	5	10	10
Effect of income taxes	(1)	(7)	(19)	(4)
Net increase (decrease), after-tax	1	(2)	(9)	6
Total other comprehensive income (loss) from continuing operations, pre-tax	535	869	2,820	1,767
Total other comprehensive income (loss) from continuing operations, tax effect	(125)	(205)	(665)	(407)
Total other comprehensive income (loss) from continuing operations, after-tax	$410	$664	$2,155	$1,360
Total other comprehensive income (loss) from discontinued operations, after-tax	141	(28)	115	(4)
Total other comprehensive income (loss), after-tax	$551	$636	$2,270	$1,356

The PNC Financial Services Group, Inc. – Form 10-Q 87

Table 66: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Net unrealized gains (losses) on non-OTTI securities	Net unrealized gains (losses) on OTTI securities	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at March 31, 2019	$208	$211	$124	$(418)	$(35)	$90	$(95)	$(5)
Net activity	535		196	(65)	(2)	664	(28)	636
Balance at June 30, 2019	$743	$211	$320	$(483)	$(37)	$754	$(123)	$631
Six months ended
Balance at December 31, 2018	$(284)	$204	$47	$(530)	$(43)	$(606)	$(119)	$(725)
Net activity	1,027	7	273	47	6	1,360	(4)	1,356
Balance at June 30, 2019	$743	$211	$320	$(483)	$(37)	$754	$(123)	$631

In millions, after-tax	Net unrealized gains (losses) on securities without an Allowance	Net unrealized gains (losses) on securities with an Allowance	Net unrealized gains (losses) on cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at March 31, 2020	$2,213	$(5)	$881	$(399)	$(31)	$2,659	$(141)	$2,518
Net activity	477	(64)	9	(13)	1	410	141	551
Balance at June 30, 2020	$2,690	$(69)	$890	$(412)	$(30)	$3,069		$3,069
Six months ended
Balance at December 31, 2019	$844	$223	$276	$(408)	$(21)	$914	$(115)	$799
Cumulative effect of ASU 2016-03 adoption (a)	223	(223)
Balance at January 1, 2020	$1,067		$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,623	$(69)	614	(4)	(9)	2,155	115	2,270
Balance at June 30, 2020	$2,690	$(69)	$890	$(412)	$(30)	$3,069		$3,069

(a)
Represents the cumulative effect of adopting ASU 2016-13 - Credit Losses reflecting the change from OTTI to ACL for debt securities. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this report for additional detail on this adoption.

The following table provides the dividends per share for PNC's common and preferred stock.

Table 67: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Common Stock	$1.15	$.95	$2.30	$1.90
Preferred Stock
Series B	$.45	$.45	$.90	$.90
Series O			$3,375	$3,375
Series P	$1,532	$1,532	$3,063	$3,063
Series Q	$1,344	$1,344	$2,688	$2,688
Series R	$2,425	$2,425	$2,425	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters from the Series R and Series S preferred stock

The PNC board of directors declared a quarterly cash dividend on common stock payable on August 5, 2020 of $1.15 per share, consistent with the second quarter dividend paid on May 5, 2020.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 EARNINGS PER SHARE

Table 68: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2020	2019	2020	2019
Basic
Net income (loss) from continuing operations	$(744)	$1,185	$15	$2,267
Less:
Net income attributable to noncontrolling interests	7	12	14	22
Preferred stock dividends	55	55	118	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income (loss) from continuing operations attributable to common shareholders	(807)	1,117	(119)	2,125
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	1	4	4	8
Net income (loss) from continuing operations attributable to basic common shareholders	$(808)	$1,113	$(123)	$2,117
Net income from discontinued operations attributable to common shareholders	4,399	189	4,555	378
Less: Undistributed earnings allocated to nonvested restricted shares	$21	$—	$22	$1
Net income from discontinued operations attributable to basic common shareholders	4,378	189	4,533	377
Basic weighted-average common shares outstanding	426	451	428	453
Basic earnings (loss) per common share from continuing operations (a)	$(1.90)	$2.47	$(.29)	$4.68
Basic earnings per common share from discontinued operations (a)	$10.28	$.42	$10.60	$.83
Basic earnings per common share (b)	$8.40	$2.89	$10.33	$5.51
Diluted
Net income (loss) from continuing operations attributable to diluted common shareholders	$(808)	$1,113	$(123)	$2,117
Net income from discontinued operations attributable to basic common shareholders	4,378	189	4,533	377
Less: Impact of earnings per share dilution from discontinued operations	1	2	2	5
Net income from discontinued operations attributable to diluted common shareholders	$4,377	$187	$4,531	$372
Basic weighted-average common shares outstanding	426	451	428	453
Dilutive potential common shares (c)	—	1	—	1
Diluted weighted-average common shares outstanding	426	452	428	454
Diluted earnings (loss) per common share from continuing operations (a)	$(1.90)	$2.47	$(.29)	$4.67
Diluted earnings per common share from discontinued operations (a)	$10.28	$.41	$10.59	$.82
Diluted earnings per common share (b)	$8.40	$2.88	$10.32	$5.49

(a)
Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

(b)	See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this Report for additional information on our policy for not allocating losses to participating securities.

(c)
See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this Report for additional information on our policy for not including potential dilutive shares in the diluted EPS calculations when a loss from continuing operations exists.

NOTE 12 FAIR VALUE

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

The PNC Financial Services Group, Inc. – Form 10-Q 89

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

Table 69: Fair Value Measurements – Recurring Basis Summary

	June 30, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$743	$88	$831		$817	$2	$819
Commercial mortgage loans held for sale		344	60	404		182	64	246
Securities available for sale
U.S. Treasury and government agencies	$19,907	281		20,188	$16,236	280		16,516
Residential mortgage-backed
Agency		57,480		57,480		36,321		36,321
Non-agency		191	1,491	1,682		73	1,741	1,814
Commercial mortgage-backed
Agency		3,140		3,140		3,118		3,118
Non-agency		4,020	19	4,039		3,372		3,372
Asset-backed		5,158	210	5,368		4,874	240	5,114
Other		5,083	72	5,155		2,834	74	2,908
Total securities available for sale	19,907	75,353	1,792	97,052	16,236	50,872	2,055	69,163
Loans		424	607	1,031		442	300	742
Equity investments (a)	821		1,183	2,280	855		1,276	2,421
Residential mortgage servicing rights			577	577			995	995
Commercial mortgage servicing rights			490	490			649	649
Trading securities (b)	1,815	1,261		3,076	433	2,787		3,220
Financial derivatives (b) (c)		8,038	141	8,179		3,448	54	3,502
Other assets	328	63		391	339	131		470
Total assets (d)	$22,871	$86,226	$4,938	$114,311	$17,863	$58,679	$5,395	$82,227
Liabilities
Other borrowed funds	$1,961	$38	$2	$2,001	$385	$126	$7	$518
Financial derivatives (c) (e)	4	3,016	209	3,229		1,819	200	2,019
Other liabilities			85	85			137	137
Total liabilities (f)	$1,965	$3,054	$296	$5,315	$385	$1,945	$344	$2,674

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at June 30, 2020 and December 31, 2019 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.

(d)
Total assets at fair value as a percentage of total consolidated assets was 25% and 20% as of June 30, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total assets at fair value was 4% and 7% as of June 30, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2020 and December 31, 2019.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

(f)
Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both June 30, 2020 and December 31, 2019. Level 3 liabilities as a percentage of total liabilities at fair value was 6% and 13% as of June 30, 2020 and December 31, 2019, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2020 and December 31, 2019.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2020 and 2019 follow:
Table 70: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2020

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2020
Assets
Residential mortgage loans held for sale	$4				$5	$(1)		$(3)	$83			$88
Commercial mortgage loans held for sale	60											60
Securities available for sale
Residential mortgage- backed non-agency	1,442	$12		$123				(86)				1,491
Commercial mortgage- backed non-agency									19			19
Asset-backed	202	2		16				(10)				210
Other	73			2				(3)				72
Total securities available for sale	1,717	14		141				(99)	19			1,792
Loans	655	2			55	(5)		(22)		(78)	(e)	607	$2
Equity investments	1,220	(62)			42	(17)						1,183	(62)
Residential mortgage servicing rights	605	(40)			43		$12	(43)				577	(41)
Commercial mortgage servicing rights	477	1			4		34	(26)				490	1
Trading securities
Financial derivatives	135	50			4			(48)				141	84
Other assets
Total assets	$4,873	$(35)		$141	$153	$(23)	$46	$(241)	$102	$(78)		$4,938	$(16)
Liabilities
Other borrowed funds	$5						$13	$(16)				$2
Financial derivatives	185	$28				$1		(5)				209	$27
Other liabilities	72	4					26	(19)		$2		85	(2)
Total liabilities	$262	$32				$1	$39	$(40)		$2		$296	$25
Net gains (losses)		$(67)	(f)										$(41)	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 91

Three Months Ended June 30, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2019
Assets
Residential mortgage loans held for sale	$2				$1				$1	$(2)	(e)	$2
Commercial mortgage loans held for sale	73	$1						$(1)				73	$1
Securities available for sale
Residential mortgage- backed non-agency	2,042	18		$19				(103)				1,976
Asset-backed	266	2		4				(11)				261
Other	85			(1)	2	$(3)		(3)				80
Total securities available for sale	2,393	20		22	2	(3)		(117)				2,317
Loans	272	2			13	(8)	$(1)	(11)	1	(9)	(e)	259	1
Equity investments	1,217	4			150	(48)						1,323	3
Residential mortgage servicing rights	1,131	(156)			59		7	(44)				997	(156)
Commercial mortgage servicing rights	681	(55)			32		9	(37)				630	(55)
Trading securities	2							(2)
Financial derivatives	56	48			(2)			(16)				86	45
Other assets
Total assets	$5,827	$(136)		$22	$255	$(59)	$15	$(228)	$2	$(11)		$5,687	$(161)
Liabilities
Other borrowed funds	$6						$12	$(13)				$5
Financial derivatives	230	$20				$(1)		(28)				221	$19
Other liabilities	62	11				2	51	(48)				78	3
Total liabilities	$298	$31				$1	$63	$(89)				$304	$22
Net gains (losses)		$(167)	(f)										$(183)	(g)

92    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

Six Months Ended June 30, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2020
Assets
Residential mortgage loans held for sale	$2				$7	$(2)		$(3)		$87	$(3)	(e)	$88
Commercial mortgage loans held for sale	64	$(1)						(3)					60	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	28		$(99)				(179)					1,491
Commercial mortgage- backed non-agency										19			19
Asset-backed	240	4		(13)				(21)					210
Other	74			(3)	4			(3)					72
Total securities available for sale	2,055	32		(115)	4			(203)		19			1,792
Loans	300	13			71	(31)		340	(d)		(86)	(e)	607	13
Equity investments	1,276	(131)			113	(75)							1,183	(125)
Residential mortgage servicing rights	995	(419)			61		$22	(82)					577	(420)
Commercial mortgage servicing rights	649	(166)			23		45	(61)					490	(166)
Trading securities
Financial derivatives	54	151			6			(70)					141	158
Other assets
Total assets	$5,395	$(521)		$(115)	$285	$(108)	$67	$(82)		$106	$(89)		$4,938	$(541)
Liabilities
Other borrowed funds	$7						$25	$(30)					$2
Financial derivatives	200	$36				$2		(29)					209	$37
Other liabilities	137	6					37	(97)		$2			85	(8)
Total liabilities	$344	$42				$2	$62	$(156)		$2			$296	$29
Net gains (losses)		$(563)	(f)											$(570)	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 93

Six Months Ended June 30, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2019
Assets
Residential mortgage loans held for sale	$2				$2	$(1)			$4	$(5)	(e)	$2
Commercial mortgage loans held for sale	87	$2						$(16)				73	$2
Securities available for sale
Residential mortgage- backed non-agency	2,128	36		$21				(209)				1,976
Asset-backed	274	2		6				(21)				261
Other	84			(1)	3	(3)		(3)				80
Total securities available for sale	2,486	38		26	3	(3)		(233)				2,317
Loans	272	5			33	(11)	$(1)	(25)	3	(17)	(e)	259	2
Equity investments	1,255	56			195	(183)						1,323	3
Residential mortgage servicing rights	1,257	(262)			65		14	(77)				997	(261)
Commercial mortgage servicing rights	726	(88)			51		16	(75)				630	(88)
Trading securities	2							(2)
Financial derivatives	25	87						(26)				86	(13)
Other assets	45							(45)
Total assets	$6,157	$(162)		$26	$349	$(198)	$29	$(499)	$7	$(22)		$5,687	$(355)
Liabilities
Other borrowed funds	$7						$26	$(28)				$5
Financial derivatives	268	$50				$1		(98)				221	$53
Other liabilities	58	20				2	53	(55)				78	11
Total liabilities	$333	$70				$3	$79	$(181)				$304	$64
Net gains (losses)		$(232)	(f)										$(419)	(g)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

94    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 71: Fair Value Measurements – Recurring Quantitative Information

June 30, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$60	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 3,870bps (2,444bps)
Residential mortgage-backed non-agency securities	1,491	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 15.9% (4.7%)
			Loss severity	25.0% - 95.7% (48.6%)
			Spread over the benchmark curve (b)	327bps weighted-average
Asset-backed securities	210	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.3%)
			Loss severity	30.0% - 100.0% (58.9%)
			Spread over the benchmark curve (b)	433bps weighted-average
Loans - Residential real estate	436	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (78.4%)
			Loss severity	0.0% - 100.0% (12.7%)
			Discount rate	4.8% - 6.8% (5.3%)
	80	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.3% weighted-average
Loans - Home equity	23	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (91.4%)
			Loss severity	0.0% - 99.4% (37.1%)
			Discount rate	4.8% - 6.8% (6.3%)
	68	Consensus pricing (c)	Credit and liquidity discount	17.1% - 97.0% (57.4%)
Equity investments	1,183	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.5x)
Residential mortgage servicing rights	577	Discounted cash flow	Constant prepayment rate	0.0% - 65.2% (27.6%)
			Spread over the benchmark curve (b)	331bps - 3,793bps (912bps)
Commercial mortgage servicing rights	490	Discounted cash flow	Constant prepayment rate	3.8% - 22.1% (4.8%)
			Discount rate	4.0% - 8.0% (7.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(171)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (d)	195
Total Level 3 assets, net of liabilities (e)	$4,642

The PNC Financial Services Group, Inc. – Form 10-Q 95

December 31, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$64	Discounted cash flow	Spread over the benchmark curve (b)	530bps - 2,935bps (1,889bps)
Residential mortgage-backed non-agency securities	1,741	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (9.9%)
			Constant default rate	0.0% - 14.1% (4.3%)
			Loss severity	26.6% - 95.7% (51.9%)
			Spread over the benchmark curve (b)	188bps weighted-average
Asset-backed securities	240	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.4%)
			Loss severity	30.0% - 100.0% (57.6%)
			Spread over the benchmark curve (b)	215bps weighted-average
Loans	184	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (76.7%)
			Loss severity	0.0% - 100.0% (14.5%)
			Discount rate	5.0% - 8.0% (5.2%)
	72	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.8% weighted-average
	44	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 99.0% (63.4%)
Equity investments	1,276	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.5x)
Residential mortgage servicing rights	995	Discounted cash flow	Constant prepayment rate	0.0% - 53.8% (13.5%)
			Spread over the benchmark curve (b)	320bps - 1,435bps (769bps)
Commercial mortgage servicing rights	649	Discounted cash flow	Constant prepayment rate	3.5% - 18.1% (4.6%)
			Discount rate	5.6% - 8.1% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(176)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q1 2021
Insignificant Level 3 assets, net of liabilities (d)	(38)
Total Level 3 assets, net of liabilities (e)	$5,051

(a)	Unobservable inputs were weighted by the relative fair value of the instruments.

(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(d)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(e)	Consisted of total Level 3 assets of $4.9 billion and total Level 3 liabilities of $.3 billion as of June 30, 2020 and $5.4 billion and $.3 billion as of December 31, 2019, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 72. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 6 Fair Value in our 2019 Form 10-K.

Table 72: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2020	December 31 2019	June 30 2020	June 30 2019	June 30 2020	June 30 2019
Assets
Nonaccrual loans	$211	$136	$(31)	$(34)	$(56)	$(44)
OREO and foreclosed assets	30	57	(1)	(2)	(2)	(4)
Long-lived assets	4	5	(2)	(4)	(3)	(4)
Total assets	$245	$198	$(34)	$(40)	$(61)	$(52)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

96    The PNC Financial Services Group, Inc. – Form 10-Q

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2019 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 73: Fair Value Option – Fair Value and Principal Balances

	June 30, 2020			December 31, 2019
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$813	$778	$35	$813	$792	$21
Accruing loans 90 days or more past due	7	7		2	2
Nonaccrual loans	11	12	(1)	4	4
Total	$831	$797	$34	$819	$798	$21
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$403	$416	$(13)	$245	$263	$(18)
Nonaccrual loans	1	1		1	2	(1)
Total	$404	$417	$(13)	$246	$265	$(19)
Loans
Accruing loans less than 90 days past due	$273	$287	$(14)	$291	$304	$(13)
Accruing loans 90 days or more past due	233	244	(11)	285	296	(11)
Nonaccrual loans	525	794	(269)	166	265	(99)
Total	$1,031	$1,325	$(294)	$742	$865	$(123)
Other assets	$62	$59	$3	$132	$125	$7
Liabilities
Other borrowed funds	$29	$29		$63	$64	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at June 30, 2020 or December 31, 2019.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 74: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2020	2019	2020	2019
Assets
Residential mortgage loans held for sale	$52	$20	$98	$34
Commercial mortgage loans held for sale	$12	$18	$60	$23
Loans	$8	$5	$26	$9
Other assets	$9	$12	$(27)	$21

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2020 and December 31, 2019. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 75, see Note 6 Fair Value in our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 97

Table 75: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets
Cash and due from banks	$6,338	$6,338	$6,338
Interest-earning deposits with banks	50,233	50,233		$50,233
Securities held to maturity	1,443	1,615	931	487	$197
Net loans (excludes leases)	244,181	251,421			251,421
Other assets	5,198	5,184		5,180	4
Total assets	$307,393	$314,791	$7,269	$55,900	$251,622
Liabilities
Time deposits	$21,220	$21,227		$21,227
Borrowed funds	45,024	45,309		43,603	$1,706
Unfunded lending related commitments	662	662			662
Other liabilities	372	372		372
Total liabilities	$67,278	$67,570		$65,202	$2,368
December 31, 2019
Assets
Cash and due from banks	$5,061	$5,061	$5,061
Interest-earning deposits with banks	23,413	23,413		$23,413
Securities held to maturity	17,661	18,044	832	17,039	$173
Net loans (excludes leases)	229,205	232,670			232,670
Other assets	5,700	5,700		5,692	8
Total assets	$281,040	$284,888	$5,893	$46,144	$232,851
Liabilities
Time deposits	$21,663	$21,425		$21,425
Borrowed funds	59,745	60,399		58,622	$1,777
Unfunded lending related commitments	318	318			318
Other liabilities	506	506		506
Total liabilities	$82,232	$82,648		$80,553	$2,095

The aggregate fair values in Table 75 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:

•	financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 69);

•	investments accounted for under the equity method;

•	equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01;

•	real and personal property;

•	lease financing;

•	loan customer relationships;

•	deposit customer intangibles;

•	mortgage servicing rights (MSRs);

•	retail branch networks;

•	fee-based businesses, such as asset management and brokerage;

•	trademarks and brand names;

•	trade receivables and payables due in one year or less; and

•	deposit liabilities with no defined or contractual maturities under ASU 2016-01.

98    The PNC Financial Services Group, Inc. – Form 10-Q

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 99

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 76: Total Gross Derivatives (a)

	June 30, 2020			December 31, 2019
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$27,874			$30,663
Cash flow hedges	16,342	$7		23,642	$6
Foreign exchange contracts:
Net investment hedges	1,194	75		1,102		$6
Total derivatives designated for hedging	$45,410	$82		$55,407	$6	$6
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$55,678			$52,007	$1
Futures (f)	2,359			3,487
Mortgage-backed commitments	16,569	$175	$105	7,738	60	$44
Other	6,083	35	39	3,134	32	23
Total interest rate contracts	80,689	210	144	66,366	93	67
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	278,337	6,584	1,854	249,075	2,769	1,187
Futures (f)	1,375			703
Mortgage-backed commitments	3,745	19	16	3,721	2	6
Other	23,328	292	104	21,379	113	33
Total interest rate contracts	306,785	6,895	1,974	274,878	2,884	1,226
Commodity contracts:
Swaps	5,313	531	509	5,204	234	229
Other	3,651	126	126	4,203	72	72
Total commodity contracts	8,964	657	635	9,407	306	301
Foreign exchange contracts and other	24,774	282	274	27,120	204	162
Total derivatives for customer-related activities	340,523	7,834	2,883	311,405	3,394	1,689
Derivatives used for other risk management activities:
Foreign exchange contracts and other	9,653	53	202	10,201	9	257
Total derivatives not designated for hedging	$430,865	$8,097	$3,229	$387,972	$3,496	$2,013
Total gross derivatives	$476,275	$8,179	$3,229	$443,379	$3,502	$2,019
Less: Impact of legally enforceable master netting agreements		1,196	1,196		690	690
Less: Cash collateral received/paid		1,825	1,229		616	790
Total derivatives		$5,158	$804		$2,196	$539

(a)	Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

(b)	Included in Other assets on our Consolidated Balance Sheet.

(c)	Included in Other liabilities on our Consolidated Balance Sheet.

(d)	Represents primarily swaps.

(e)	Includes both residential and commercial mortgage banking activities.

(f)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk and Contingent Features section of this Note 13. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

100    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow June 30, 2020, we expect to reclassify net derivative gains of $471 million pretax, or $372 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2020. As of June 30, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.

The PNC Financial Services Group, Inc. – Form 10-Q 101

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 77: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2020
Total amounts on the Consolidated Income Statement	$2,257	$527	$187	$271
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$3	$(80)
Derivatives		$(2)	$47
Amounts related to interest settlements on derivatives		$(2)	$133
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$102	$1
For the three months ended June 30, 2019
Total amounts on the Consolidated Income Statement	$2,672	$629	$484	$367
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$116	$(523)
Derivatives		$(113)	$485
Amounts related to interest settlements on derivatives		$5	$9
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(12)	$1		$3
For the six months ended June 30, 2020
Total amounts on the Consolidated Income Statement	$4,737	$1,109	$501	$614
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$237	$(1,441)
Derivatives		$(233)	$1,386
Amounts related to interest settlements on derivatives		$(4)	$192
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$144	$3		$1
For the six months ended June 30, 2019
Total amounts on the Consolidated Income Statement	$5,274	$1,249	$965	$675
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$174	$(797)
Derivatives		$(168)	$713
Amounts related to interest settlements on derivatives		$10	$20
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(20)	$2		$18

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 78: Hedged Items - Fair Value Hedges

	June 30, 2020		December 31, 2019
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$3,476	$124	$5,666	$59
Borrowed funds	$29,156	$1,991	$28,616	$548

(a)	Includes $(.2) billion and $(.3) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for June 30, 2020 and December 31, 2019, respectively.

(b)	Carrying value shown represents amortized cost.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Gains on net investment hedge derivatives recognized in OCI were $5 million and $80 million for the three and six months ended June 30, 2020, respectively, compared with $32 million and $14 million for the three and six months ended June 30, 2019, respectively.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2019 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 79: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$125	$218	$779	$346
Derivatives used for customer-related activities:
Interest rate contracts	38	41	40	39
Foreign exchange contracts and other (b)	29	30	40	53
Gains (losses) from customer-related activities (c)	67	71	80	92
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(102)	(10)	105	(64)
Total gains (losses) from derivatives not designated as hedging instruments	$90	$279	$964	$374

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

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

Table 80 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2020 and December 31, 2019. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

The PNC Financial Services Group, Inc. – Form 10-Q 103

Table 80: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$66			$66			$66
Over-the-counter	7,046	$515	$1,757	4,774		$674	4,100
Commodity contracts	657	443	61	153			153
Foreign exchange and other contracts	410	238	7	165		1	164
Total derivative assets	$8,179	$1,196	$1,825	$5,158	(a)	$675	$4,483
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	2,070	$815	$1,111	144			144
Commodity contracts	635	267	25	343			343
Foreign exchange and other contracts	476	114	93	269			269
Total derivative liabilities	$3,229	$1,196	$1,229	$804	(b)		$804
December 31, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	2,969	$365	$593	2,011		$215	1,796
Commodity contracts	306	198	18	90			90
Foreign exchange and other contracts	213	127	5	81			81
Total derivative assets	$3,502	$690	$616	$2,196	(a)	$215	$1,981
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	1,279	$475	$692	112			112
Commodity contracts	301	152	17	132			132
Foreign exchange and other contracts	425	63	81	281			281
Total derivative liabilities	$2,019	$690	$790	$539	(b)		$539

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At June 30, 2020, we held cash, U.S. government securities and mortgage-backed securities totaling $2.7 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $2.0 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

104    The PNC Financial Services Group, Inc. – Form 10-Q

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2020 was $3.1 billion for which we had posted collateral of $2.5 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2020 would be $.6 billion.
NOTE 14 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2019 Form 10-K and in Note 13 Legal Proceedings in Part I, Item 1 of our first quarter 2020 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2020, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – Form 10-Q 105

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
NOTE 15 SEGMENT REPORTING

We have three reportable business segments:

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

During the second quarter, we divested our entire 22.4% investment in BlackRock. See Note 2 Discontinued Operations for additional information on the sale and details on our results and cash flows for the three and six months ended June 30, 2020 and 2019. Following the sale and donation, PNC and its affiliates only hold shares of BlackRock stock in a fiduciary capacity for clients of PNC and its affiliates.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in the business segment tables. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, other-than-temporary impairment of investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. The “Other” category also includes our BlackRock held for sale asset. Assets, revenue and earnings attributable to foreign activities were not material in the period presented for comparison.

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

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 81: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2020
Income Statement
Net interest income	$1,390	$1,052	$89	$(4)	$2,527
Noninterest income	585	726	204	34	1,549
Total revenue	1,975	1,778	293	30	4,076
Provision for credit losses	761	1,585	39	78	2,463
Depreciation and amortization	67	51	12	121	251
Other noninterest expense	1,433	622	205	4	2,264
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	(286)	(480)	37	(173)	(902)
Income taxes (benefit)	(63)	(122)	9	18	(158)
Net income (loss) from continuing operations	$(223)	$(358)	$28	$(191)	$(744)
Average Assets	$102,103	$199,254	$7,958	$147,998	$457,313
2019
Income Statement
Net interest income	$1,376	$897	$68	$157	$2,498
Noninterest income	657	661	286	113	1,717
Total revenue	2,033	1,558	354	270	4,215
Provision for credit losses (benefit)	81	100		(1)	180
Depreciation and amortization	59	50	28	120	257
Other noninterest expense	1,468	648	221	17	2,354
Income from continuing operations before income taxes (benefit) and noncontrolling interests	425	760	105	134	1,424
Income taxes (benefit)	100	158	25	(44)	239
Net income from continuing operations	$325	$602	$80	$178	$1,185
Average Assets	$92,350	$163,897	$7,150	$133,565	$396,962
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2020
Income Statement
Net interest income	$2,846	$2,002	$177	$13	$5,038
Noninterest income	1,373	1,420	408	173	3,374
Total revenue	4,219	3,422	585	186	8,412
Provision for credit losses	1,206	2,043	42	86	3,377
Depreciation and amortization	124	99	23	245	491
Other noninterest expense	2,912	1,296	413	(54)	4,567
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	(23)	(16)	107	(91)	(23)
Income taxes (benefit)	(1)	(28)	25	(34)	(38)
Net income (loss) from continuing operations	$(22)	$12	$82	$(57)	$15
Average Assets	$99,583	$185,878	$7,880	$141,533	$434,874
2019
Income Statement
Net interest income	$2,725	$1,774	$138	$336	$4,973
Noninterest income	1,252	1,237	503	311	3,303
Total revenue	3,977	3,011	641	647	8,276
Provision for credit losses (benefit)	209	171	(1)	(10)	369
Depreciation and amortization	110	100	40	241	491
Other noninterest expense	2,885	1,284	439	90	4,698
Income from continuing operations before income taxes (benefit) and noncontrolling interests	773	1,456	163	326	2,718
Income taxes (benefit)	184	302	38	(73)	451
Net income from continuing operations	$589	$1,154	$125	$399	$2,267
Average Assets	$91,805	$160,551	$7,204	$131,901	$391,461

(a)	There were no material intersegment revenues for the three and six months ended June 30, 2020 and 2019.

The PNC Financial Services Group, Inc. – Form 10-Q 107

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

NOTE 16 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
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

108    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products is included in our 2019 Form 10-K.

Retail Banking

Table 82: Retail Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Product
Deposit account fees	$73	$154	$231	$302
Debit card fees	120	136	249	260
Brokerage fees	86	86	179	175
Merchant services	23	56	72	104
Net credit card fees (a)	39	51	80	99
Other	52	62	108	128
Total in-scope noninterest income by product	$393	$545	$919	$1,068
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$393	$545	$919	$1,068
Total out-of-scope noninterest income (b)	192	112	454	184
Total Retail Banking noninterest income	$585	$657	$1,373	$1,252

(a)
Net credit card fees consists of interchange fees of $102 million and $126 million and credit card reward costs of $63 million and $75 million for the three months ended June 30, 2020 and 2019, respectively. Net credit card fees consists of interchange fees of $220 million and $238 million and credit card reward costs of $140 million and $139 million for the six months ended June 30, 2020 and 2019, respectively.

(b)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Corporate & Institutional Banking

Table 83: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Product
Treasury management fees	$218	$212	$434	$411
Capital markets fees	187	149	362	276
Commercial mortgage banking activities	24	24	50	49
Other	17	19	37	36
Total in-scope noninterest income by product	$446	$404	$883	$772
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$446	$404	$883	$772
Total out-of-scope noninterest income (a)	280	257	537	465
Total Corporate & Institutional Banking noninterest income	$726	$661	$1,420	$1,237

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

The PNC Financial Services Group, Inc. – Form 10-Q 109

Asset Management Group

Table 84: Asset Management Group Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Customer Type
Personal	$151	$157	$301	$304
Institutional	48	64	99	129
Total in-scope noninterest income by customer type	$199	$221	$400	$433
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$199	$221	$400	$433
Total out-of-scope noninterest income (a)	5	65	8	70
Total Asset Management Group noninterest income	$204	$286	$408	$503

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
NOTE 17 SUBSEQUENT EVENTS

On July 31, 2020, PNC announced its upcoming redemption on September 1, 2020 of $480 million of Depositary Shares representing interests in PNC’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q (the “Series Q Preferred Stock”). Each Depositary Share represents a 1/4,000th interest in a share of the Series Q Preferred Stock. The Depositary Shares will be redeemed at a redemption price of $25.00 per Depositary Share plus declared and unpaid dividends of $0.3359375 per Depositary Share, representing the dividend for the period from June 1, 2020 to, but excluding, September 1, 2020. All 19.2 million Depositary Shares currently outstanding will be redeemed.

110    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$51,068	$626	2.45%	$29,589	$434	2.93%
Non-agency	1,573	59	7.51%	1,845	71	7.64%
Commercial mortgage-backed	6,983	96	2.76%	5,457	84	3.09%
Asset-backed	5,156	73	2.82%	5,266	88	3.35%
U.S. Treasury and government agencies	15,697	161	2.03%	18,529	232	2.49%
Other	4,488	81	3.57%	3,453	57	3.34%
Total securities available for sale	84,965	1,096	2.58%	64,139	966	3.01%
Securities held to maturity
Residential mortgage-backed	—	—	—	15,487	230	2.97%
Commercial mortgage-backed	—	—	—	585	10	3.55%
Asset-backed	37	—	2.65%	175	3	3.88%
U.S. Treasury and government agencies	781	11	2.84%	763	11	2.83%
Other	643	14	4.38%	1,834	42	4.42%
Total securities held to maturity	1,461	25	3.51%	18,844	296	3.13%
Total investment securities	86,426	1,121	2.59%	82,983	1,262	3.04%
Loans
Commercial and industrial	141,159	2,278	3.19%	121,907	2,619	4.27%
Commercial real estate	28,491	466	3.23%	28,285	625	4.40%
Equipment lease financing	7,051	137	3.88%	7,274	145	4.00%
Consumer	57,082	1,454	5.12%	55,099	1,517	5.55%
Residential real estate	22,060	431	3.91%	19,147	409	4.28%
Total loans	255,843	4,766	3.71%	231,712	5,315	4.58%
Interest-earning deposits with banks	26,085	65.50%		14,238	171	2.41%
Other interest-earning assets	10,167	144	2.84%	12,113	231	3.82%
Total interest-earning assets/interest income	378,521	6,096	3.21%	341,046	6,979	4.09%
Noninterest-earning assets	56,353			50,415
Total assets	$434,874			$391,461
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$57,317	$118.41%		$54,758	$315	1.16%
Demand	76,906	88.23%		63,958	170.53%
Savings	72,661	195.54%		60,394	347	1.16%
Time deposits	21,506	115	1.06%	19,430	155	1.61%
Total interest-bearing deposits	228,390	516.45%		198,540	987	1.00%
Borrowed funds
Federal Home Loan Bank borrowings	13,000	89	1.36%	22,089	303	2.73%
Bank notes and senior debt	29,143	295	2.00%	26,145	451	3.43%
Subordinated debt	5,935	69	2.32%	5,704	124	4.34%
Other	7,131	48	1.34%	7,128	87	2.44%
Total borrowed funds	55,209	501	1.80%	61,066	965	3.14%
Total interest-bearing liabilities/interest expense	283,599	1,017.71%		259,606	1,952	1.50%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	84,086			71,526
Accrued expenses and other liabilities	16,712			12,187
Equity	50,477			48,142
Total liabilities and equity	$434,874			$391,461
Interest rate spread			2.50%			2.59%
Impact of noninterest-bearing sources			.17			.35
Net interest income/margin		$5,079	2.67%		$5,027	2.94%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q 111

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended June 30
	2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$52,500	$300	2.29%	$30,169	$221	2.93%
Non-agency	1,529	27	7.13%	1,801	36	7.99%
Commercial mortgage-backed	7,232	46	2.59%	5,545	42	3.06%
Asset-backed	5,309	35	2.60%	5,395	45	3.34%
U.S. Treasury and government agencies	15,457	69	1.77%	18,815	118	2.48%
Other	4,952	44	3.47%	3,237	27	3.33%
Total securities available for sale	86,979	521	2.39%	64,962	489	3.01%
Securities held to maturity
Residential mortgage-backed	—	—	—	15,350	112	2.93%
Commercial mortgage-backed	—	—	—	570	5	3.57%
Asset-backed	22	—	2.38%	172	1	3.92%
U.S. Treasury and government agencies	783	5	2.84%	765	6	2.84%
Other	646	7	4.27%	1,822	22	4.44%
Total securities held to maturity	1,451	12	3.47%	18,679	146	3.10%
Total investment securities	88,430	533	2.41%	83,641	635	3.03%
Loans
Commercial and industrial	153,595	1,098	2.83%	124,441	1,328	4.22%
Commercial real estate	28,707	206	2.84%	28,423	318	4.43%
Equipment lease financing	7,035	68	3.82%	7,283	74	4.06%
Consumer	56,485	683	4.86%	55,202	766	5.56%
Residential real estate	22,292	215	3.86%	19,496	207	4.27%
Total loans	268,114	2,270	3.37%	234,845	2,693	4.56%
Interest-earning deposits with banks	34,600	9.10%		13,469	80	2.38%
Other interest-earning assets	10,867	62	2.26%	13,145	116	3.55%
Total interest-earning assets/interest income	402,011	2,874	2.85%	345,100	3,524	4.06%
Noninterest-earning assets	55,302			51,862
Total assets	$457,313			$396,962
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$61,346	$23.15%		$54,814	$160	1.17%
Demand	82,881	16.08%		64,431	89.55%
Savings	75,345	57.31%		61,949	183	1.19%
Time deposits	21,873	45.80%		20,040	83	1.67%
Total interest-bearing deposits	241,445	141.23%		201,234	515	1.03%
Borrowed funds
Federal Home Loan Bank borrowings	12,559	31	1.00%	22,681	154	2.69%
Bank notes and senior debt	28,298	112	1.56%	26,865	228	3.36%
Subordinated debt	5,937	29	1.91%	5,526	58	4.17%
Other	6,435	15.92%		7,263	44	2.44%
Total borrowed funds	53,229	187	1.39%	62,335	484	3.08%
Total interest-bearing liabilities/interest expense	294,674	328.44%		263,569	999	1.51%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	93,776			71,648
Accrued expenses and other liabilities	16,989			13,122
Equity	51,874			48,623
Total liabilities and equity	$457,313			$396,962
Interest rate spread			2.41%			2.55%
Impact of noninterest-bearing sources			.11			.36
Net interest income/margin		$2,546	2.52%		$2,525	2.91%

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

(b)
Loan fees for the three months ended June 30, 2020 and June 30, 2019 were $35 million and $43 million, respectively. Loan fees for the six months ended June 30, 2020 and June 30, 2019 were $79 million and $71 million, respectively.

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

112    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income (GAAP)	$5,038	$4,973	$2,527	$2,498
Taxable-equivalent adjustments	41	54	19	27
Net interest income (Non-GAAP)	$5,079	$5,027	$2,546	$2,525

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
ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in our first quarter 2020 Form 10-Q and 2019 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2020 are included in the following table.

2020 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	16	$101.50	—	76,028
May 1 - 31 (c)	—	$105.99	—	76,028
June 1 - 30	—	$—	—	76,028
Total	16	$101.50

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

(b)
On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in the open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC's 2019 capital plan. In January 2020, we announced an increase to these programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. We announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the third quarter of 2020, with the exception of share repurchases to offset the effects of employee benefit plan-related issuances as permitted by recent guidance from the Federal Reserve. The estimated amount is $100 million in the third quarter of 2020, but the timing and amount of executed repurchases will be based on market conditions and other factors.

(c)
Average price paid for immaterial amounts of PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements.

The PNC Financial Services Group, Inc. – Form 10-Q 113

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.39	2020 Form of Performance Share Units Award Agreement

10.40	2020 Form of Restricted Share Units Award Agreement

10.41	2020 Form of Restricted Share Units Award Agreement - Senior Leader Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.
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

114    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 115

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 4, 2020 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

116    The PNC Financial Services Group, Inc. – Form 10-Q