Form 10-Q
period 2020-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2020-11-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    Yes  ☐  No  ☒
As of October 16, 2020, there were 423,701,045 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2020 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2019 Annual Report on Form 10-K (2019 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2019 Form 10-K; Item 1A Risk Factors included in our first quarter 2020 Form 10-Q and our 2019 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and our first quarter 2020 Form 10-Q and Item 8 of our 2019 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2019 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a generally accepted accounting principles (GAAP) basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Financial Results (a)
Revenue
Net interest income	$2,484	$2,504	$7,522	$7,477
Noninterest income	1,797	1,738	5,171	5,041
Total revenue	4,281	4,242	12,693	12,518
Provision for credit losses	52	183	3,429	552
Noninterest expense	2,531	2,623	7,589	7,812
Income from continuing operations before income taxes and noncontrolling interests	$1,698	$1,436	$1,675	$4,154
Income taxes from continuing operations	166	255	128	706
Net income from continuing operations	$1,532	$1,181	$1,547	$3,448
Income from discontinued operations before taxes		$251	$5,777	$700
Income taxes from discontinued operations		40	1,222	111
Net income from discontinued operations		$211	$4,555	$589
Net income	$1,532	$1,392	$6,102	$4,037
Less:
Net income attributable to noncontrolling interests	13	13	27	35
Preferred stock dividends (b)	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	$1,455	$1,315	$5,891	$3,818
Per Common Share
Basic earnings from continuing operations	$3.40	$2.47	$3.11	$7.15
Basic earnings from discontinued operations		.48	10.61	1.30
Total basic earnings	$3.40	$2.95	$13.73	$8.45
Diluted earnings from continuing operations	$3.39	$2.47	$3.11	$7.13
Diluted earnings from discontinued operations		.47	10.59	1.29
Total diluted earnings	$3.39	$2.94	$13.70	$8.42
Cash dividends declared per common share	$1.15	$1.15	$3.45	$3.05
Effective tax rate from continuing operations (c)	9.8%	17.8%	7.6%	17.0%
Performance Ratios
Net interest margin (d)	2.39%	2.84%	2.57%	2.91%
Noninterest income to total revenue	42%	41%	41%	40%
Efficiency	59%	62%	60%	62%
Return on:
Average common shareholders’ equity	11.76%	11.56%	16.57%	11.48%
Average assets	1.32%	1.36%	1.83%	1.36%

(a)	The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.

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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2020	December 31 2019	September 30 2019
Balance Sheet Data (dollars in millions, except per share data)
Assets	$461,817	$410,295	$408,916
Loans	$249,279	$239,843	$237,377
Allowance for loan and lease losses (b)	$5,751	$2,742	$2,738
Interest-earning deposits with banks (c)	$70,959	$23,413	$19,036
Investment securities	$91,185	$86,824	$87,883
Loans held for sale	$1,787	$1,083	$1,872
Equity investments	$4,938	$5,176	$5,004
Asset held for sale (d)		$8,558	$8,321
Mortgage servicing rights	$1,113	$1,644	$1,483
Goodwill	$9,233	$9,233	$9,233
Other assets	$32,445	$32,202	$35,774
Noninterest-bearing deposits	$107,281	$72,779	$74,077
Interest-bearing deposits	$247,798	$215,761	$211,506
Total deposits	$355,079	$288,540	$285,583
Borrowed funds	$42,110	$60,263	$61,354
Allowance for unfunded lending related commitments (b)	$689	$318	$304
Total shareholders’ equity	$53,276	$49,314	$49,420
Common shareholders’ equity	$49,760	$45,321	$45,428
Accumulated other comprehensive income	$2,997	$799	$837
Book value per common share	$117.44	$104.59	$103.37
Period-end common shares outstanding (in millions)	424	433	439
Loans to deposits	70%	83%	83%
Common shareholders’ equity to total assets	10.8%	11.0%	11.1%
Client Assets (in billions)
Discretionary client assets under management	$158	$154	$163
Nondiscretionary client assets under administration	142	143	135
Total client assets under administration	300	297	298
Brokerage account client assets	55	54	52
Total client assets	$355	$351	$350
Basel III Capital Ratios (e) (f)
Common equity Tier 1	11.7%	9.5%	9.6%
Common equity Tier 1 fully implemented (g)	11.3%	N/A	N/A
Tier 1 risk-based	12.8%	10.7%	10.7%
Total capital risk-based (h)	15.2%	12.7%	12.7%
Leverage	9.4%	9.1%	9.3%
Supplementary leverage	9.5%	7.6%	7.8%
Asset Quality
Nonperforming loans to total loans	.84%	.68%	.73%
Nonperforming assets to total loans, OREO and foreclosed assets	.86%	.73%	.78%
Nonperforming assets to total assets	.47%	.43%	.45%
Net charge-offs to average loans (for the three months ended) (annualized)	.24%	.35%	.26%
Allowance for loan and lease losses to total loans (i)	2.31%	1.14%	1.15%
Allowance for credit losses to total loans (i) (j)	2.58%	1.28%	1.28%
Allowance for loan and lease losses to nonperforming loans (i)	276%	168%	158%
Accruing loans past due 90 days or more (in millions)	$448	$585	$532

(a)	The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

(b)
Amounts at September 30, 2020 reflect the impact of adopting Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. See Note 1 Accounting Policies of this Report for additional information related to our adoption of this standard.

(c)
Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $70.6 billion, $23.2 billion and $18.8 billion as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

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

(f)	The September 30, 2020 ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision, unless noted differently.

(g)	The September 30, 2020 fully implemented CET1 ratio is calculated to reflect the full impact of CECL and excludes the benefits of the five-year transition provision.

(h)
The 2020 and 2019 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million and $60 million, respectively, that are subject to a phase-out period that runs through 2021.

(i)
Ratios at September 30, 2020 reflect the changes in methodology due to the adoption of the CECL accounting standard on January 1, 2020, along with increases in reserves during 2020 due to the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

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

Our capital priorities are to support customers and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework, and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2019 Form 10-K.

Current Economic Environment
The coronavirus (COVID-19) pandemic and public health response to contain it led to a severe recession in the first half of 2020, after the U.S. economy reached a peak in economic activity in February 2020. Most measures of economic activity contracted with enormous declines in consumer spending, employment, retail sales, business investment, industrial production and corporate profitability. The unemployment rate peaked at 14.7% in April and has declined since then, but still remained elevated at 7.9% in September. Real GDP growth in the third quarter was extremely strong, at an annual rate of 33.1%, after declining significantly in the first and second quarters of 2020. While economic conditions have improved, including a rebound in consumer spending and job growth, economic activity remains far below its pre-pandemic level. There is still a great deal of uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound, including whether there will be additional fiscal stimulus from the federal government and, if so, its size and scope.

The Federal Reserve has undertaken extraordinary efforts to combat the economic weakness, reducing the federal funds rate 1.5 percentage points in March to a range of 0.00% to 0.25%. The Federal Reserve implemented multiple programs to support the flow of credit to businesses, consumers, and state and local governments, including, for the first time, direct purchases of corporate bonds and of bank loans to small and medium-sized businesses. In addition, the federal government authorized $2.4 trillion in federal spending to support household incomes and businesses, including the $1.8 trillion Coronavirus Aid, Relief and Economic Security (CARES) Act.

The PNC Financial Services Group, Inc. – Form 10-Q 3

PNC is committed to putting our resources to work to support our customers, communities and the broader financial system. PNC participated in funding Paycheck Protection Program (PPP) loans under the CARES Act and, at September 30, 2020, had $12.9 billion of PPP loans outstanding, down from the $13.7 billion funded during the second quarter of 2020. PNC continues to grant loan modifications for customers in need through various hardship relief programs. We analyze and make decisions on these modifications based on each individual borrower's situation. PNC is also assisting customers with PPP loan forgiveness under the CARES Act. See the Troubled Debt Restructurings and Loan Modifications in the Credit Risk Management portion of the Risk Management section of this Financial Review for details on our commercial and consumer loan modifications.

Our retail branch operations are gradually returning to business as usual as we continue to prioritize the safety and well-being of our customers and employees. In the third quarter of 2020, we progressively reopened branches both for appointment banking and full banking operations. As of the end of October 2020, approximately 96% of branch lobbies were fully opened.

See the Recent Regulatory Developments section of this Financial Review as well as the Recent Regulatory Developments section in our first and second quarter 2020 Form 10-Q for additional detail on the CARES Act and other governmental responses to the pandemic and its economic and financial impacts. See also Risk Factors in Part II, Item 1A of our first quarter 2020 Form 10-Q for a description of the associated risks.

Community Support

In the second quarter of 2020, we announced a commitment of more than $1.0 billion to help end systemic racism and support economic empowerment of African Americans and low- and moderate-income communities including more than $50 million in additional charitable support for national and local work that is designed to help eliminate systemic racism and promote social justice, expand financial education and workforce development initiatives and enhance low-income neighborhood revitalization and affordable housing. In addition, this commitment will provide community development financing and capital for neighborhood revitalization, consumers, small businesses and enhancements to PNC's existing matching gift program to include support for qualifying non-profit organizations that support economic empowerment and social justice educational efforts.

Second Quarter Sale of Equity Investment in BlackRock, Inc.

In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion. The after-tax gain on the sale of $4.3 billion, and donation expense and BlackRock's historical results for all periods presented, are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements of this Report and the second quarter Form 10-Q.

Income Statement Highlights

Net income from continuing operations of $1.5 billion, or $3.39 per diluted common share, for the third quarter of 2020 increased $351 million, or 30%, compared to net income from continuing operations of $1.2 billion, or $2.47 per diluted common share, for the third quarter of 2019.

•	Total revenue increased $39 million, or 1%, to $4.3 billion.

•	Net interest income of $2.5 billion decreased $20 million, or 1%.

▪	Net interest margin decreased to 2.39% compared to 2.84% for the third quarter of 2019.

•	Noninterest income increased $59 million, or 3%, to $1.8 billion.

•
Provision for credit losses for the third quarter of 2020 of $52 million, which was calculated under the Current Expected Credit Losses (CECL) accounting standard adopted January 1, 2020, reflected a provision recapture for consumer loans, offset by a provision for expected losses for certain borrowers in industries adversely impacted by the pandemic, primarily within the commercial real estate portfolio. In addition, the third quarter 2020 provision for credit losses included $39 million related to investment securities. Provision for credit losses decreased $131 million compared to the third quarter of 2019.

•
Noninterest expense decreased $92 million, or 4%, to $2.5 billion, reflecting a continuous focus on expense management as well as lower business activity related to the economic impact of the pandemic.

•	We generated positive operating leverage of 4.4% in the third quarter of 2020 and 4.3% for the first nine months of 2020 compared to the same periods in 2019.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2020 and December 31, 2019. In comparison to December 31, 2019:

•	Total assets increased $51.5 billion, or 13%, to $461.8 billion.

•	Total loans increased $9.4 billion, or 4%, to $249.3 billion.

•	Total commercial loans grew $12.1 billion, or 8%, to $172.7 billion, reflecting broad based growth including PPP loan originations under the CARES Act.

•	Total consumer loans decreased $2.7 billion, or 3%, to $76.6 billion primarily in auto, credit card and home equity loans, partially offset by higher residential mortgage loans.

•	Investment securities increased $4.4 billion, or 5%, to $91.2 billion.

•
Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $47.5 billion to $71.0 billion due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

•
Total deposits increased $66.5 billion, or 23%, to $355.1 billion due to growth in commercial deposits reflecting customer liquidity accumulation and higher consumer deposits driven by government stimulus and lower consumer spending.

•	Borrowed funds decreased $18.2 billion, or 30%, to $42.1 billion reflecting use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Credit quality metrics in the third quarter of 2020 reflected continued uncertainty in the economic environment.

•	At September 30, 2020 compared to December 31, 2019:

•	Nonperforming assets of $2.2 billion increased $400 million, or 23%, driven by higher nonperforming commercial loans in industries adversely impacted by the pandemic and the energy industry.

•	Overall loan delinquencies of $1.2 billion decreased $266 million, or 18%, reflecting CARES Act and other forbearance and extension treatments.

•	Net charge-offs were $155 million in both third quarters of 2020 and 2019, representing .24% of average loans on an annualized basis in the third quarter of 2020 and .26% for the same quarter of 2019.

•
The allowance for credit losses (ACL) related to loans increased to $6.4 billion, or 2.58% of total loans, at September 30, 2020, calculated under the CECL accounting standard adopted January 1, 2020, compared to $3.1 billion, or 1.28% of total loans, at December 31, 2019. The increase was due to the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

For additional detail, including the adoption of the CECL accounting standard and the significant economic impact of the pandemic, see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We grew our strong capital position.

•	The Basel III common equity Tier 1 (CET1) capital ratio increased to 11.7% at September 30, 2020 from 9.5% at December 31, 2019.

•
The September 30, 2020 ratio reflects higher capital due in part to the gain from the sale of our equity investment in BlackRock and changes under the Tailoring Rules, effective January 1, 2020 for PNC, partially offset by the impact of the CECL accounting standard.

•
Additionally, capital benefited from our election of a five-year transition period for CECL's estimated impact on CET1 capital. CECL's estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.

•	Common shareholders' equity increased 10% to $49.8 billion at September 30, 2020, compared to $45.3 billion at December 31, 2019.

•	On October 1, 2020, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share payable on November 5, 2020.

•
We announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve's special capital distribution restrictions. We repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve.

The PNC Financial Services Group, Inc. – Form 10-Q 5

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2020 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's Comprehensive Capital Analysis and Review (CCAR) process. The Federal Reserve also has imposed additional limitations on capital distributions through the fourth quarter of 2020 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2019 Form 10-K.

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views, as follow:

•
The U.S. economy is in a nascent economic recovery in the second half of 2020, following a very severe but very short economic contraction in the first half of the year due to the COVID-19 pandemic and public health measures to contain it. Real GDP declined significantly in the first and second quarters of 2020, as many firms closed, at least temporarily, and consumers stayed at home. Since the late spring/early summer economic activity has picked up due to loosening restrictions on businesses, massive federal stimulus, and extremely low interest rates. Between May and September the economy added back slightly more than half of the 22 million jobs lost in March and April.

•
Despite the improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated. Real GDP growth in the third quarter was extremely strong, at an annual rate of 33.1%, but will slow in the fourth quarter and through 2021. PNC does not expect real GDP to return to its pre-pandemic level until late 2021, and does not expect employment to return to its pre-pandemic level until 2023. Risks to this outlook are weighted to the downside; they include a further resurgence in the spread of the coronavirus and a lack of additional stimulus from the federal government.

•
Monetary policy remains extremely supportive of economic growth. PNC expects the Federal Open Market Committee to keep the federal funds rate in its current range of 0.00% to 0.25% through at least mid-2024.

Given the many unknowns and risks being heavily weighted to the downside, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and restrictions on businesses and activities are not further lifted or are reimposed, the recovery would be much weaker. There is even the potential that the economy could fall back into recession. PNC’s baseline scenario assumes additional fiscal stimulus; continued inaction on stimulus is another major downside risk. The longer it takes to combat the pandemic the more permanent damage it will cause to business and consumer fundamentals and sentiment; this could make the recovery weaker and result in permanently lower long-run economic growth. An extended global recession due to COVID-19 would weaken the U.S. recovery. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

For the fourth quarter of 2020 compared to the third quarter of 2020, we expect:

•	Average loans to decline in the low-single digits percentage range;

•	Net interest income to be stable;

•
Fee income to be stable and other noninterest income to be between $275 million and $325 million, resulting in our expectation that total noninterest income will be down in the high-single digit percentage range;

•	Noninterest expense to be up approximately 1%; and

•	Net loan charge-offs to be between $200 million and $250 million.

For the full year 2020, we expect to deliver positive operating leverage in the range of 3% to 4%.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our first quarter 2020 Form 10-Q and 2019 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

6    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income from continuing operations of $1.5 billion, or $3.39 per diluted common share for the third quarter of 2020 increased $351 million, or 30%, compared to net income from continuing operations of $1.2 billion, or $2.47 per diluted common share, for the third quarter of 2019. For the first nine months of 2020, net income from continuing operations was $1.5 billion, or $3.11 per diluted common share, compared to $3.4 billion, or $7.13 per diluted common share, for the first nine months of 2019.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2020			2019
Three months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$90,502	2.18%	$496	$85,166	2.91%	$622
Loans	253,092	3.32%	2,127	237,682	4.47%	2,698
Interest-earning deposits with banks	60,327.10%		15	15,632	2.17%	85
Other	9,752	2.23%	55	14,094	3.49%	123
Total interest-earning assets/interest income	$413,673	2.57%	2,693	$352,574	3.95%	3,528
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$248,551.12%		74	$206,942	1.02%	531
Borrowed funds	43,344	1.06%	118	63,933	2.87%	468
Total interest-bearing liabilities/interest expense	$291,895.26%		192	$270,875	1.45%	999
Net interest margin/income (Non-GAAP)		2.39%	2,501		2.84%	2,529
Taxable-equivalent adjustments			(17)			(25)
Net interest income (GAAP)			$2,484			$2,504

	2020			2019
Nine months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$87,795	2.45%	$1,617	$83,719	3.00%	$1,884
Loans	254,919	3.58%	6,893	233,724	4.54%	8,013
Interest-earning deposits with banks	37,582.28%		80	14,708	2.32%	256
Other	10,028	2.64%	199	12,780	3.70%	354
Total interest-earning assets/interest income	$390,324	2.98%	8,789	$344,931	4.04%	10,507
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$235,160.34%		590	$201,371	1.01%	1,518
Borrowed funds	51,225	1.59%	619	62,033	3.05%	1,433
Total interest-bearing liabilities/interest expense	$286,385.56%		1,209	$263,404	1.48%	2,951
Net interest margin/income (Non-GAAP)		2.57%	7,580		2.91%	7,556
Taxable-equivalent adjustments			(58)			(79)
Net interest income (GAAP)			$7,522			$7,477

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

The PNC Financial Services Group, Inc. – Form 10-Q 7

Net interest income decreased $20 million, or 1%, and increased $45 million, or 1%, for the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decrease in the quarterly comparison was attributable to lower yields on interest-earning assets, partially offset by lower rates on deposits and borrowings and higher average interest-earning assets. In the year-to-date comparison, the increase was driven by lower rates on deposits, higher average interest-earning assets and lower borrowing costs and balances, partially offset by lower yields on interest-earning assets and higher average deposit balances. Net interest margin decreased 45 basis points in the quarterly comparison and 34 basis points in the year-to-date comparison reflecting the reduction in the federal funds rate by the Federal Reserve in March 2020 and related changes in other short-term rates which resulted in lower yields on loans and securities, partially offset by lower rates on deposits and borrowings. Additionally, the impact of higher balances held with the Federal Reserve contributed to the margin declines.

Average investment securities increased $5.3 billion, or 6%, in the quarterly comparison and $4.1 billion, or 5%, in the year-to-date comparison. The increases were primarily due to increases in agency residential mortgage-backed securities, partially offset by a decrease in U.S. Treasury and government agency securities in the year-to-date comparison.

Average investment securities represented 22% of average interest-earning assets for both the third quarter and first nine months of 2020 compared to 24% for the same periods in 2019.

Average loans grew $15.4 billion, or 6%, and $21.2 billion, or 9%, in the quarterly and year-to-date comparisons, respectively. Loan growth was driven by an increase in both commercial and consumer loans. Average commercial loans increased $14.2 billion and $17.5 billion in the respective comparisons reflecting broad based growth including PPP lending under the CARES Act and higher utilization of loan commitments driven by the economic impact of the pandemic on customer liquidity preferences in the year-to-date comparison.

Average consumer loans increased $1.2 billion and $3.7 billion in the quarterly and year-to-date comparisons, respectively. Growth in residential mortgage and home equity was partially offset by lower credit card, education, and auto loans in the quarterly comparison. The year-to-date comparison reflected growth in residential mortgage, auto, credit card and unsecured installment loans, partially offset by a decline in education loans due to runoff in the guaranteed government loan portfolio.

Average loans represented 61% of average interest-earning assets for the third quarter of 2020 and 65% for the first nine months of 2020 compared to 67% and 68% for the same periods in 2019, respectively.

Average interest-earning deposits with banks increased $44.7 billion and $22.9 billion in the respective quarterly and year-to-date comparisons, as average balances held with the Federal Reserve Bank increased due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

Average interest-bearing deposits grew $41.6 billion, or 20%, and $33.8 billion, or 17%, in the respective quarterly and year-to-date comparisons reflecting overall growth in commercial and consumer deposits as well as pandemic-related accumulation of customer liquidity. In total, average interest-bearing deposits increased to 85% and 82% of average interest-bearing liabilities for the third quarter and first nine months of 2020 compared to 76% for the same periods in 2019.

Average borrowed funds decreased $20.6 billion, or 32%, compared with the third quarter of 2019 and $10.8 billion, or 17%, compared to the first nine months of 2019 primarily due to a decline in Federal Home Loan Bank (FHLB) borrowings reflecting the use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income
Table 3: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2020	2019	$	%	2020	2019	$	%
Noninterest income
Asset management	$215	$213	$2	1%	$615	$646	$(31)	(5)%
Consumer services	390	402	(12)	(3)%	1,097	1,165	(68)	(6)%
Corporate services	479	469	10	2%	1,517	1,415	102	7%
Residential mortgage	137	134	3	2%	505	281	224	80%
Service charges on deposits	119	178	(59)	(33)%	366	517	(151)	(29)%
Other	457	342	115	34%	1,071	1,017	54	5%
Total noninterest income	$1,797	$1,738	$59	3%	$5,171	$5,041	$130	3%

Noninterest income as a percentage of total revenue was 42% for the third quarter of 2020 and 41% for the first nine months of 2020 compared to 41% and 40% for the same periods in 2019, respectively.

Asset management revenue in the year-to-date comparison declined due to the impact of PNC's divestiture activity in 2019 of the retirement recordkeeping business and PNC's proprietary mutual funds partially offset by the impact of higher average equity markets. PNC's discretionary client assets under management decreased to $158 billion at September 30, 2020 from $163 billion at September 30, 2019, primarily as a result of the fourth quarter 2019 sale of the proprietary mutual funds.

Consumer services revenue declined in the quarterly and year-to-date comparisons as a result of lower transaction volumes and activity reflecting lower consumer spending.

Service charges on deposits decreased in both comparisons due to lower transaction volumes and fees waived for customers experiencing pandemic-related hardships and lower revenue related to the elimination of certain checking product fees.

Corporate services revenue in the quarterly and year-to-date comparisons increased due to higher revenue from commercial mortgage banking activities, asset-backed financing fees, loans commitments fees and treasury management product revenue, partially offset by lower merger and acquisition advisory fees.

Residential mortgage revenue increased in both comparisons due to higher loan sales revenue partially offset by lower servicing fees due to increased payoff volumes. Additionally, revenue from residential mortgage servicing rights (RMSR) valuation, net of economic hedge, was lower in the quarterly comparison and higher in the year-to-date comparison.

Other noninterest income increased in the quarterly comparison and included higher revenue from net securities gains, capital markets-related activities and positive valuation adjustments of private equity investments. In the year-to-date comparison, the increase was primarily attributable to higher net securities gains and capital markets-related revenue, partially offset by lower revenue from private equity investments and lower gains on asset sales, including the second quarter 2019 divestiture of the retirement recordkeeping business.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2020	2019	$	%	2020	2019	$	%
Noninterest expense
Personnel	$1,410	$1,400	$10	1%	$4,152	$4,179	$(27)	(1)%
Occupancy	205	206	(1)	—	611	633	(22)	(3)%
Equipment	292	291	1	—	880	862	18	2%
Marketing	67	76	(9)	(12)%	172	224	(52)	(23)%
Other	557	650	(93)	(14)%	1,774	1,914	(140)	(7)%
Total noninterest expense	$2,531	$2,623	$(92)	(4)%	$7,589	$7,812	$(223)	(3)%

The decrease in noninterest expense in the quarterly and year-to-date comparisons reflected lower business activity related to the economic impact of the pandemic, including costs associated with business travel and lower marketing expense. In the year-to-date

The PNC Financial Services Group, Inc. – Form 10-Q 9

comparison, personnel and occupancy expenses declined due to variable costs associated with decreased business activity, partially offset by higher equipment expense related to technology investments.

Effective Income Tax Rate

The effective income tax rate from continuing operations was 9.8% in the third quarter of 2020 compared to 17.8% in the third quarter of 2019, and 7.6% in the first nine months of 2020 compared to 17.0% in the same period in 2019. The decrease in both comparisons was primarily due to tax credit benefits and the favorable resolution of certain tax matters in the third quarter of 2020.

Provision For Credit Losses
Table 5: Provision for Credit Losses

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2020	2019	2020	2019
Provision for (recapture of) credit losses
Loans and leases	$(23)	$183	$3,149	$552
Unfunded lending related commitments (a)	27		192
Investment securities	39		69
Other financial assets	9		19
Total provision for credit losses	$52	$183	$3,429	$552
(a) For the three and nine months ended September 30, 2019, the provision for unfunded lending related commitments was included in the provision for loans and leases.

The provision for credit losses decreased $131 million for the third quarter of 2020 compared to the third quarter of 2019 and increased $2.9 billion for the first nine months of 2020 compared with the same period in 2019. The provision in the 2020 periods was calculated under the CECL accounting standard adopted January 1, 2020. The provision for loans and leases in the third quarter of 2020 reflected a provision recapture for consumer loans, offset by a provision for expected losses for certain borrowers in industries adversely impacted by the pandemic, primarily within the commercial real estate loan portfolio. In addition, the third quarter 2020 provision for credit losses included $39 million related to investment securities. The higher provision for the nine months ended September 30, 2020 reflected the change in methodology together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for credit losses.

Net Income from Discontinued Operations

Table 6: Discontinued Operations

The following table summarizes net income from our investment in BlackRock, which is now reported as discontinued operations as a result of the second quarter 2020 divestiture.

	Three months ended September 30		Nine months ended September 30

Dollars in millions	2020	2019	2020	2019
Net income from discontinued operations		$211	$4,555	$589

For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements of this Report and the second quarter Form 10-Q.

10    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
Table 7: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2020	2019	$	%
Assets
Interest-earning deposits with banks	$70,959	$23,413	$47,546	203%
Loans held for sale	1,787	1,083	704	65%
Asset held for sale (a)		8,558	(8,558)	(100)%
Investment securities	91,185	86,824	4,361	5%
Loans	249,279	239,843	9,436	4%
Allowance for loan and lease losses (b)	(5,751)	(2,742)	(3,009)	(110)%
Mortgage servicing rights	1,113	1,644	(531)	(32)%
Goodwill	9,233	9,233	—	—
Other	44,012	42,439	1,573	4%
Total assets	$461,817	$410,295	$51,522	13%
Liabilities
Deposits	$355,079	$288,540	$66,539	23%
Borrowed funds	42,110	60,263	(18,153)	(30)%
Allowance for unfunded lending related commitments (b)	689	318	371	117%
Other	10,629	11,831	(1,202)	(10)%
Total liabilities	408,507	360,952	47,555	13%
Equity
Total shareholders’ equity	53,276	49,314	3,962	8%
Noncontrolling interests	34	29	5	17%
Total equity	53,310	49,343	3,967	8%
Total liabilities and equity	$461,817	$410,295	$51,522	13%

(a)
Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements of this Report and the second quarter Form 10-Q for additional details.

(b)
Amount as of September 30, 2020 reflects the impact of adopting the CECL accounting standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent ALLL under the incurred loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.

Our balance sheet was strong and well positioned at September 30, 2020 and December 31, 2019.

•	Total assets increased as a result of higher interest-earning deposits with banks, primarily the Federal Reserve Bank, loan growth, and higher investment securities;

•	Total liabilities increased primarily due to deposit growth reflecting customer liquidity accumulation, partially offset by lower FHLB borrowings and federal funds purchased;

•
Total equity increased primarily due to higher retained earnings driven by the gain on sale of our equity investment in BlackRock and higher accumulated other comprehensive income (AOCI), partially offset by dividends on common and preferred stock, share repurchases, the day-one effect of adopting the CECL accounting standard and the redemption of our Series Q preferred stock.

The ACL related to loans totaled $6.4 billion at September 30, 2020, an increase of $3.3 billion since December 31, 2019. The increase was attributable to a $.6 billion day-one CECL transition adjustment and a $3.3 billion provision for credit losses, partially offset by net charge-offs of $.6 billion. The provision reflects the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth. See the following for additional information regarding our ACL related to loans:

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

The PNC Financial Services Group, Inc. – Form 10-Q 11

Loans
Table 8: Loans

	September 30	December 31	Change
Dollars in millions	2020	2019	$	%
Commercial
Commercial and industrial	$137,187	$125,337	$11,850	9%
Commercial real estate	29,028	28,110	918	3%
Equipment lease financing	6,479	7,155	(676)	(9)%
Total commercial	172,694	160,602	12,092	8%
Consumer
Home equity	24,539	25,085	(546)	(2)%
Residential real estate	22,886	21,821	1,065	5%
Automobile	14,977	16,754	(1,777)	(11)%
Credit card	6,303	7,308	(1,005)	(14)%
Education	3,051	3,336	(285)	(9)%
Other consumer	4,829	4,937	(108)	(2)%
Total consumer	76,585	79,241	(2,656)	(3)%
Total loans	$249,279	$239,843	$9,436	4%

Commercial loans increased reflecting loan growth including PPP lending under the CARES Act. At September 30, 2020 PNC had $12.9 billion of PPP loans outstanding, down from the second quarter funded amount of $13.7 billion.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Total consumer loans declined as new originations decreased due to the economic impact of the pandemic and lower consumer spending. Residential mortgage loans increased as the low interest rate environment resulted in an increase in origination volumes primarily of nonconforming loans, which are loans that do not meet agency standards as a result of exceeding agency conforming loan limits.

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

Investment Securities

Investment securities of $91.2 billion at September 30, 2020 increased $4.4 billion, or 5%, compared to December 31, 2019, due primarily to net purchases and an increase in the fair value of agency residential mortgage-backed and U.S. Treasury securities.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the Liquidity Coverage Ratio (LCR) and other internal and external guidelines and constraints. During 2020, $16.2 billion of debt securities were transferred from held to maturity to available for sale pursuant to elections made under recently adopted accounting standards. See further discussion in Note 1 Accounting Policies.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Table 9: Investment Securities

	September 30, 2020		December 31, 2019		Ratings (a) as of September 30, 2020
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$18,063	$19,157	$16,926	$17,348	100%
Agency residential mortgage-backed	51,202	52,928	50,266	50,984	100%
Non-agency residential mortgage-backed	1,376	1,603	1,648	1,954	12%	1%	2%	47%	38%
Agency commercial mortgage-backed	2,824	2,966	3,153	3,178	100%
Non-agency commercial mortgage-backed (c)	3,851	3,829	3,782	3,806	87%	1%		5%	7%
Asset-backed (d)	5,158	5,240	5,096	5,166	92%	1%		6%	1%
Other (e)	5,308	5,638	4,580	4,771	67%	21%	10%		2%
Total investment securities (f)	$87,782	$91,361	$85,451	$87,207	96%	1%	1%	1%	1%

(a)	Ratings percentages allocated based on amortized cost, net of allowance for securities.

(b)
Amortized cost is presented net of applicable allowance for securities of $71 million at September 30, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.

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

The duration of investment securities was 2.2 years at September 30, 2020. We estimate that at September 30, 2020 the effective duration of investment securities was 2.7 years for an immediate 50 basis points parallel increase in interest rates and 1.7 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 3.4 years at September 30, 2020 compared to 4.1 years at December 31, 2019.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2020	Years
Agency residential mortgage-backed	3.1
Non-agency residential mortgage-backed	6.4
Agency commercial mortgage-backed	4.4
Non-agency commercial mortgage-backed	2.7
Asset-backed	2.2

Additional information regarding our investment securities is included in Note 3 Investment Securities and Note 12 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 13

Funding Sources
Table 11: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2020	2019	$	%
Deposits
Noninterest-bearing	$107,281	$72,779	$34,502	47%
Interest-bearing
Money market	62,948	54,115	8,833	16%
Demand	86,866	71,692	15,174	21%
Savings	78,229	68,291	9,938	15%
Time deposits	19,755	21,663	(1,908)	(9)%
Total interest-bearing deposits	247,798	215,761	32,037	15%
Total deposits	355,079	288,540	66,539	23%
Borrowed funds
FHLB borrowings	5,500	16,341	(10,841)	(66)%
Bank notes and senior debt	26,839	29,010	(2,171)	(7)%
Subordinated debt	6,465	6,134	331	5%
Other	3,306	8,778	(5,472)	(62)%
Total borrowed funds	42,110	60,263	(18,153)	(30)%
Total funding sources	$397,189	$348,803	$48,386	14%

Growth in total deposits reflected commercial and consumer customer liquidity accumulation, including from government stimulus and lower consumer spending.

Borrowed funds decreased due to lower FHLB borrowings, federal funds purchased (included in other borrowed funds) and bank notes and senior debt, reflecting the use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

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
Shareholders’ Equity

Total shareholders’ equity was $53.3 billion at September 30, 2020, an increase of $4.0 billion, or 8%, compared to December 31, 2019. The increase resulted from net income of $6.1 billion, which included the gain on sale of our equity investment in BlackRock, and higher AOCI of $2.2 billion, partially offset by common and preferred stock dividends of $1.7 billion, common share repurchases of $1.4 billion, a day-one transition adjustment of $.7 billion for the adoption of the CECL accounting standard and $.5 billion for the redemption of our Series Q preferred stock.

PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve's special capital distribution restrictions. PNC repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve.

14    The PNC Financial Services Group, Inc. – Form 10-Q

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock. See Note 2 Discontinued Operations in the Notes To Consolidated Financial Statements in this Report for additional information on the sale and details on our results and cash flows for the three and nine months ended September 30, 2020 and 2019. Following the sale and donation, PNC only holds shares of BlackRock stock in a fiduciary capacity for clients of PNC.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 81 in Note 15 Segment Reporting in the Notes To Consolidated Financial Statements in this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests.

See the Executive Summary of this Financial Review for our discussion of the impact of pandemic-related developments on our business and operations, including pandemic relief efforts for our customers. We have granted loan modifications through various hardship relief programs to assist our customers in need during the pandemic. See Loan Modifications in the Troubled Debt Restructurings and Loan Modifications section of Credit Risk Management for details on these programs.

The PNC Financial Services Group, Inc. – Form 10-Q 15

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

Table 12: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$4,229	$4,118	$111	3%
Noninterest income	2,046	1,996	50	3%
Total revenue	6,275	6,114	161	3%
Provision for credit losses	1,049	356	693	195%
Noninterest expense	4,557	4,531	26	1%
Pretax earnings	669	1,227	(558)	(45)%
Income taxes	161	291	(130)	(45)%
Earnings	$508	$936	$(428)	(46)%
Average Balance Sheet
Loans held for sale	$769	$586	$183	31%
Loans
Consumer
Home equity	$22,723	$22,679	$44	—
Residential real estate	18,215	15,806	2,409	15%
Automobile	16,449	15,201	1,248	8%
Credit card	6,767	6,403	364	6%
Education	3,226	3,672	(446)	(12)%
Other consumer	2,417	2,187	230	11%
Total consumer	69,797	65,948	3,849	6%
Commercial	12,298	10,440	1,858	18%
Total loans	$82,095	$76,388	$5,707	7%
Total assets	$98,764	$92,282	$6,482	7%
Deposits
Noninterest-bearing demand	$38,390	$31,338	$7,052	23%
Interest-bearing demand	46,501	42,207	4,294	10%
Money market	23,210	25,786	(2,576)	(10)%
Savings	67,000	55,659	11,341	20%
Certificates of deposit	11,579	12,619	(1,040)	(8)%
Total deposits	$186,680	$167,609	$19,071	11%
Performance Ratios
Return on average assets	.69%	1.36%
Noninterest income to total revenue	33%	33%
Efficiency	73%	74%

16    The PNC Financial Services Group, Inc. – Form 10-Q

At or for the nine months ended September 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Supplemental Noninterest Income Information
Consumer services	$1,058	$1,148	$(90)	(8)%
Residential mortgage	$505	$281	$224	80%
Service charges on deposits	$364	$504	$(140)	(28)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$119	$123	$(4)	(3)%
Serviced portfolio acquisitions	$21	$9	$12	133%
MSR asset value (b)	$0.6	$0.9	$(0.3)	(33)%
MSR capitalization value (in basis points) (b)	50	72	(22)	(31)%
Servicing income: (in millions)
Servicing fees, net (c)	$105	$139	$(34)	(24)%
Mortgage servicing rights valuation, net of economic hedge	$138	$38	$100	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$11.4	$8.0	$3.4	43%
Loan sale margin percentage	3.51%	2.41%
Percentage of originations represented by:
Purchase volume (d)	38%	50%
Refinance volume	62%	50%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	63%	57%
Digital consumer customers (f)	73%	69%
Credit-related statistics
Nonperforming assets (g)	$1,077	$1,056	$21	2%
Net charge-offs - loans and leases	$433	$380	$53	14%
Other statistics
ATMs	9,058	9,102	(44)	—
Branches (h)	2,207	2,310	(103)	(4)%
Brokerage account client assets (in billions) (i)	$55	$52	$3	6%
* - Not Meaningful

(a)	Represents mortgage loan servicing balances for third parties and the related income.

(b)	Presented as of September 30, except for average customer-related statistics and net charge-offs which are both for the nine months ended.

(c)
Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.

(d)	Mortgages with borrowers as part of residential real estate purchase transactions.

(e)	Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.

(f)	Represents consumer checking relationships that process the majority of their transactions through non-teller channels.

(g)	Primarily nonperforming loans of $1.1 billion for both September 30, 2020 and September 30, 2019.

(h)	Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.

(i)	Includes cash and money market balances.

Retail Banking had earnings of $508 million in the first nine months of 2020 compared with $936 million for the same period in 2019. The decrease in earnings was attributable to a higher provision for credit losses and increased noninterest expense partially offset by higher net interest income and noninterest income.

Net interest income increased primarily due to growth in loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans and deposits.

Noninterest income increased largely due to growth in residential mortgage revenue attributable to increased loan sales revenue and higher revenue from residential mortgage servicing rights valuation, net of economic hedge, partially offset by lower servicing fees. The increase in noninterest income was partially offset by a decrease in service charges on deposits and consumer services fees reflecting lower transaction volumes, fees waived to assist customers in the pandemic, lower consumer spending and the elimination of certain checking product fees. The increase in noninterest income was also driven by lower negative derivative fair value adjustments related to Visa Class B common shares of $22 million for the first nine months of 2020 compared with the negative adjustments of $55 million for the same period in 2019.

The PNC Financial Services Group, Inc. – Form 10-Q 17

Provision for credit losses increased in the first nine months of 2020 compared to the same period in 2019 reflecting changes in methodology due to the adoption of the CECL accounting standard, together with the significantly adverse economic impact of the pandemic.

Higher noninterest expense primarily resulted from higher personnel, branch related expenses due in part to the impact of the pandemic, and equipment, partially offset by lower advertising and marketing.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first nine months of 2020, average total deposits increased compared to the same period in 2019 primarily driven by growth in demand and savings deposits which increased due, in part, to a shift from money market deposits to relationship-based savings products. Savings and demand deposits also benefited from the impact of government stimulus payments and lower consumer spending due to the pandemic.

Retail Banking average total loans increased in the first nine months of 2020 compared with the same period in 2019.

•	Average residential mortgages increased primarily as a result of growth in nonconforming residential mortgage loans and a robust refinance market driven by historically low interest rates.

•	Average commercial loans increased primarily due to PPP loans.

•	Average auto loans increased primarily due to new indirect auto loan volumes, including in our Southeast and expansion markets.

•	Average credit card balances increased as we continued to focus on our long-term objective of deepening penetration within our existing customer base as well as new client acquisition.

•	Average unsecured installment loans increased primarily driven by growth in originations through digital channels.

•	Average home equity loans increased as new originated volume exceeded paydowns and payoffs on loans.

•	Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.

In 2018, we launched our national expansion strategy designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network and began offering a digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and banking services, beyond deposits and withdrawals. Following the first solution center opening in 2018, four additional solution centers opened in 2019 with a second in Kansas City and three in the Dallas/Fort Worth market. In the third quarter of 2020 we expanded into three new markets, Boston, Houston and Nashville and opened eleven new solution centers including one location in Boston, three in Houston, three in Nashville, and four in Dallas/Fort Worth. We also offer digital unsecured installment and small business loans in the expansion markets.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. Retail Banking also continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and have closed 110 branches through the first nine months of 2020.

•	Approximately 73% of consumer customers used non-teller channels for the majority of their transactions in the first nine months of 2020 compared with 69% for the same period in 2019.

•	Deposit transactions via ATM and mobile channels increased to 63% of total deposit transactions in the first nine months of 2020 from 57% for the same period in 2019.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process, including integrating mortgage and home equity lending into a common platform. Technology enhancements supported increased residential mortgage origination volume. In addition, we enhanced the home equity origination process to make it easier and to reach additional customers. The enhanced product is currently available in twenty-four states and we are moving toward offering the product in most of the remaining states in 2020 and 2021. Additional improvements for both mortgage and home equity are planned to continue through the remainder of 2020 and 2021.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions	2020	2019	$	%
Income Statement
Net interest income	$3,055	$2,745	$310	11%
Noninterest income	2,143	1,891	252	13%
Total revenue	5,198	4,636	562	12%
Provision for credit losses	2,254	219	2,035	929%
Noninterest expense	2,061	2,087	(26)	(1)%
Pretax earnings	883	2,330	(1,447)	(62)%
Income taxes	201	531	(330)	(62)%
Earnings	$682	$1,799	$(1,117)	(62)%
Average Balance Sheet
Loans held for sale	$669	$467	$202	43%
Loans
Commercial
Commercial and industrial	$127,149	$112,371	$14,778	13%
Commercial real estate	27,070	26,257	813	3%
Equipment lease financing	6,957	7,273	(316)	(4)%
Total commercial	161,176	145,901	15,275	10%
Consumer	9	16	(7)	(44)%
Total loans	$161,185	$145,917	$15,268	10%
Total assets	$185,001	$163,126	$21,875	13%
Deposits
Noninterest-bearing demand	$50,104	$39,016	$11,088	28%
Interest-bearing demand	26,182	19,027	7,155	38%
Money market	34,373	27,358	7,015	26%
Other	8,789	6,258	2,531	40%
Total deposits	$119,448	$91,659	$27,789	30%
Performance Ratios
Return on average assets	.49%	1.47%
Noninterest income to total revenue	41%	41%
Efficiency	40%	45%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,412	$1,372	$40	3%
Capital Markets (b)	$1,077	$849	$228	27%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$117	$73	$44	60%
Commercial mortgage loan servicing income (d)	212	190	22	12%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	58	17	41	241%
Total	$387	$280	$107	38%
MSR asset value (f)	$515	$595	$(80)	(13)%
Average Loans by C&IB business
Corporate Banking	$83,762	$73,460	$10,302	14%
Real Estate	40,030	37,231	2,799	8%
Business Credit	23,009	22,480	529	2%
Commercial Banking	10,093	8,048	2,045	25%
Other	4,291	4,698	(407)	(9)%
Total average loans	$161,185	$145,917	$15,268	10%
Credit-related statistics
Nonperforming assets (f) (g)	$832	$526	$306	58%
Net charge-offs - loans and leases	$181	$58	$123	212%

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

(e)	Amounts are reported in corporate service fees.

(f)	As of September 30.

(g)	Primarily nonperforming loans of $.8 billion and $.5 billion at September 30, 2020 and September 30, 2019, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 19

Corporate & Institutional Banking earned $.7 billion in the first nine months of 2020 compared to $1.8 billion for the same period in 2019, as higher provision for credit losses was partially offset by higher revenue.

Net interest income increased in the comparison primarily due to higher average loan and deposit balances and wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Growth in noninterest income in the comparison reflected broad-based increases including higher capital markets-related revenue, revenue from commercial mortgage banking activities and treasury management product revenue.

Provision for credit losses increased in the first nine months of 2020 compared to the same period in 2019, primarily reflecting changes in methodology due to the adoption of the CECL accounting standard, together with the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality.

Nonperforming assets at September 30, 2020 and net loan and lease charge offs for the first nine months of 2020 increased over the comparative periods of 2019, primarily related to industries adversely impacted by the pandemic and the energy industry.

Noninterest expense decreased in the comparison largely due to lower variable costs associated with decreased business activity related to the pandemic partially offset by investments in strategic initiatives.

Average loans increased in the comparison across all businesses:

•
Corporate Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting increased year-to-date average utilization due to the impact of draws made at the onset of the pandemic and new production, including PPP loan originations.

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

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We are continuing to execute on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, we will continue our middle market expansion in San Antonio, Austin and San Diego. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 13 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury

20    The PNC Financial Services Group, Inc. – Form 10-Q

management customer deposit balances. Compared with the first nine months of 2019, treasury management revenue increased primarily due to higher deposit balances and product revenue, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was broad-based across most products and services and included higher underwriting fees and fees on customer-related derivatives activities, partially offset by lower merger and acquisition advisory fees.

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

Table 14: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$266	$208	$58	28%
Noninterest income	629	719	(90)	(13)%
Total revenue	895	927	(32)	(3)%
Provision for (recapture of) credit losses	23	(2)	25	*
Noninterest expense	647	707	(60)	(8)%
Pretax earnings	225	222	3	1%
Income taxes	52	51	1	2%
Earnings	$173	$171	$2	1%
Average Balance Sheet
Loans
Consumer
Residential real estate	$2,667	$1,833	$834	45%
Other consumer	4,031	4,261	(230)	(5)%
Total consumer	6,698	6,094	604	10%
Commercial	849	747	102	14%
Total loans	$7,547	$6,841	$706	10%
Total assets	$8,041	$7,247	$794	11%
Deposits
Noninterest-bearing demand	$1,528	$1,344	$184	14%
Interest-bearing demand	7,566	3,121	4,445	142%
Money market	1,616	1,852	(236)	(13)%
Savings	7,279	5,969	1,310	22%
Other	707	797	(90)	(11)%
Total deposits	$18,696	$13,083	$5,613	43%
Performance Ratios
Return on average assets	2.88%	3.15%
Noninterest income to total revenue	70%	78%
Efficiency	72%	76%
Supplemental Noninterest Income Information
Asset management fees	$615	$646	$(31)	(5)%
Other Information
Nonperforming assets (a) (b)	$39	$42	$(3)	(7)%
Net charge-offs - loans and leases	—	$1	$(1)	(100)%
Client Assets Under Administration (in billions) (a) (c)
Discretionary client assets under management	$158	$163	$(5)	(3)%
Nondiscretionary client assets under administration	142	135	7	5%
Total	$300	$298	$2	1%
Discretionary client assets under management
Personal	$99	$98	$1	1%
Institutional	59	65	(6)	(9)%
Total	$158	$163	$(5)	(3)%
* - Not meaningful

(a)	As of September 30.

(b)	Primarily nonperforming loans of $39 million at September 30, 2020 and $42 million at September 30, 2019.

(c)	Excludes brokerage account client assets.

Asset Management Group earned $173 million in the first nine months of 2020 compared with earnings of $171 million for the same period in 2019.

Net interest income increased due to higher average loan and deposit balances partially offset by narrower interest rate spreads on the value of deposits.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest income decreased due to lower asset management fees resulting from the impact of 2019 divestiture activities and the gain recognized on the retirement recordkeeping business divestiture in the prior period, which was partially offset by increases in the average equity markets.

Noninterest expense decreased in the comparison and was primarily attributable to the impact of the 2019 divestitures and lower variable costs.

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

Credit Risk Management
Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are designed to be embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board of Directors through our governance structure. Our most significant concentration of credit risk is in our loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q 23

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 52% of our total loan portfolio at September 30, 2020 and December 31, 2019, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	September 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$22,551	16%	$21,540	17%
Retail/wholesale trade	20,287	15	21,565	17
Service providers	20,260	15	16,112	13
Real estate related (a)	14,040	10	12,346	10
Financial services	15,005	11	11,318	9
Health care	9,368	7	8,035	6
Transportation and warehousing	7,295	5	7,474	6
Other industries	28,381	21	26,947	22
Total commercial and industrial loans	$137,187	100%	$125,337	100%
(a) Represents loans to customers in the real estate and construction industries.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial and industrial loan growth at September 30, 2020 primarily reflects the impact of PPP lending under the CARES Act. See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $17.5 billion related to commercial mortgages, $6.8 billion of real estate project loans and $4.7 billion of intermediate term financing loans as of September 30, 2020. Comparable amounts were $17.0 billion, $5.6 billion and $5.5 billion, respectively, as of December 31, 2019.
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
Table 17: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$4,444	15%	$4,393	16%
Florida	2,996	10	2,557	9
Texas	1,956	7	1,717	6
Maryland	1,819	6	1,889	7
Virginia	1,604	6	1,547	6
Pennsylvania	1,362	5	1,310	4
Ohio	1,288	4	1,307	4
New Jersey	1,264	4	1,106	4
Illinois	968	3	1,001	4
North Carolina	957	3	1,015	4
Other	10,370	37	10,268	36
Total commercial real estate loans	$29,028	100%	$28,110	100%
Property Type
Multifamily	$9,732	34%	$9,003	32%
Office	7,673	26	7,641	27
Retail	3,568	12	3,702	13
Industrial/Warehouse	2,071	7	2,003	7
Hotel/Motel	1,933	7	1,813	7
Seniors Housing	1,373	5	1,123	4
Mixed Use	905	3	943	3
Other	1,773	6	1,882	7
Total commercial real estate loans	$29,028	100%	$28,110	100%

(a)	Presented in descending order based on loan balances at September 30, 2020.

Commercial High Impact Industries
In light of the current economic circumstances related to COVID-19, we are evaluating and monitoring our entire commercial portfolio for elevated levels of credit risk; however, we believe the industry sectors most likely to be impacted by the effects of the pandemic are:

•	Non-real estate related

•	Leisure recreation: restaurants, casinos, hotels, convention centers

•	Non-essential retail: retail excluding auto, gas, staples

•	Healthcare facilities: elective, private practices

•	Consumer services: religious organizations, childcare

•	Leisure travel: cruise, airlines, other travel/transportation

•	Other impacted areas: shipping, senior living, specialty education

The PNC Financial Services Group, Inc. – Form 10-Q 25

•	Real estate related

•	Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants

•	Hotel: full service, limited service, extended stay

•	Seniors housing: assisted living, independent living

As of September 30, 2020, our outstanding loan balances in these industries totaled $18.3 billion, or approximately 7% of our total loan portfolio, while additional unfunded loan commitments totaled $10.4 billion. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we expect to see charge-offs increase over time if the current economic trends continue.
In our non-real estate related category we have $10.5 billion in loans outstanding, $1.9 billion of which are funded through the PPP and guaranteed by the Small Business Administration (SBA) under the CARES Act. Nonperforming loans in these industries totaled $.1 billion, or 1% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.4 billion at September 30, 2020 with the greatest stress seen in the leisure recreation and leisure travel sectors.

Within the commercial real estate related category we have $7.8 billion in loans outstanding, which includes real estate projects of $4.9 billion and unsecured real estate of $2.9 billion. Nonperforming loans in this category totaled $.2 billion at September 30, 2020, or 3% of total loans outstanding in the commercial real estate related category, driven primarily by two real estate investment trust related loans. In this category, we continue to see substantial stress in the non-essential retail and hotel segments.

Oil and Gas Loan Portfolio
We are also monitoring our oil and gas portfolio closely for elevated levels of credit risk given the continued pressures on the energy industry. As of September 30, 2020, our outstanding loans in the oil and gas sector totaled $3.6 billion, or 1.4% of total loans, which included $.1 billion funded through the PPP and guaranteed by the SBA under the CARES Act. This portfolio comprised approximately $1.6 billion in the midstream and downstream sectors, $1.0 billion of oil services companies and $1.0 billion related to exploration and production companies. Of the oil services category, approximately $.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of September 30, 2020 totaled $.2 billion, or 5.6% of total loans outstanding in this sector. Additional unfunded loan commitments for the oil and gas portfolio totaled $7.1 billion at September 30, 2020.

Consumer

Home Equity
Home equity loans comprised $12.9 billion of primarily variable-rate home equity lines of credit and $11.6 billion of closed-end home equity installment loans at September 30, 2020. Comparable amounts were $13.9 billion and $11.2 billion, respectively, as of December 31, 2019.

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

The credit quality of newly originated loans over the last twelve months was strong overall with a weighted-average LTV on originations of 67% and a weighted-average FICO score of 773.

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

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our home equity loans by geography and lien type.

Table 18: Home Equity Loans by Geography and by Lien Type

	September 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,701	23%	$5,812	23%
New Jersey	3,555	14	3,728	15
Ohio	2,801	11	2,899	12
Florida	1,538	6	1,340	5
Illinois	1,463	6	1,544	6
Michigan	1,401	6	1,371	5
Maryland	1,368	6	1,420	6
North Carolina	1,050	4	1,092	4
Kentucky	942	4	990	4
Indiana	821	3	820	3
Other	3,899	17	4,069	17
Total home equity loans	$24,539	100%	$25,085	100%
Lien type
1st lien		62%		59%
2nd lien		38		41
Total		100%		100%

(a)	Presented in descending order based on loan balances at September 30, 2020.

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2020 and December 31, 2019.

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

The credit quality of newly originated loans that we retained on our balance sheet over the last twelve months was strong overall as evidenced by a weighted-average LTV on originations of 68% and a weighted-average FICO score of 773.

The following table presents our residential real estate loans by geography.

Table 19: Residential Real Estate Loans by Geography

	September 30, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$7,898	35%	$6,800	31%
New Jersey	1,724	8	1,779	8
Florida	1,590	7	1,580	7
Pennsylvania	1,065	5	1,113	5
Illinois	1,058	5	1,118	5
Washington	1,057	5	646	3
New York	993	4	1,008	5
Virginia	896	4	868	4
Maryland	883	4	923	4
North Carolina	833	4	877	4
Other	4,889	19	5,109	24
Total residential real estate loans	$22,886	100%	$21,821	100%

(a)	Presented in descending order based on loan balances at September 30, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 27

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. The originated nonconforming residential mortgage portfolio had strong credit quality at September 30, 2020 with an average original LTV of 69% and an average original FICO score of 774. Our portfolio of originated nonconforming residential mortgage loans totaled $17.9 billion at September 30, 2020 with 41% located in California.

Automobile
Within auto loans, $13.4 billion resided in the indirect auto portfolio while $1.6 billion were in the direct auto portfolio as of September 30, 2020. Comparable amounts as of December 31, 2019 were $15.1 billion and $1.7 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

We continue to focus on borrowers with strong credit profiles as evidenced by a weighted-average loan origination FICO score over the last twelve months of 777 for indirect auto loans and 769 for direct auto loans. The weighted-average term of loan originations over the last twelve months was 72 months for indirect auto loans and 62 months for direct auto loans. We offer both new and used auto financing to customers through our various channels. At September 30, 2020, the portfolio was composed of 56% new vehicle loans and 44% used vehicle loans. Comparable amounts at December 31, 2019 were 55% and 45%, respectively.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming troubled debt restructurings (TDRs), other real estate owned (OREO) and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. Amounts as of December 31, 2019 also excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. In connection with the adoption of the CECL standard, nonperforming loans as of September 30, 2020 include purchased credit deteriorated (PCD) loans which meet the criteria to be classified as nonperforming. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report for details on our nonaccrual policies and additional information related to the adoption of the CECL standard, including the discontinuation of purchased impaired loan accounting.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of nonperforming assets by major category.

Table 20: Nonperforming Assets by Type

	September 30, 2020	December 31, 2019	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$915	$501	$414	83%
Consumer (a)	1,170	1,134	36	3%
Total nonperforming loans	2,085	1,635	450	28%
OREO and foreclosed assets	67	117	(50)	(43)%
Total nonperforming assets	$2,152	$1,752	$400	23%
TDRs included in nonperforming loans	$836	$843	$(7)	(1)%
Percentage of total nonperforming loans	40%	52%
Nonperforming loans to total loans	.84%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.86%	.73%
Nonperforming assets to total assets	.47%	.43%
Allowance for loan and lease losses to nonperforming loans (b)	276%	168%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)
Ratio at September 30, 2020 reflects the changes in ALLL methodology due to the adoption of the CECL accounting standard on January 1, 2020, along with increases in reserves during 2020 due to the significantly adverse economic impact of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

The increase in nonperforming assets at September 30, 2020 was primarily attributable to higher nonperforming commercial loans in industries adversely impacted by the pandemic and the energy industry, partially offset by the decline in OREO and foreclosed assets due to asset sales and the suspension of pandemic-related foreclosures. See the discussion of Commercial High Impact Industries and the Oil and Gas Loan Portfolio within this Credit Risk Management section for further detail on these industries.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2020 and 2019.

Table 21: Change in Nonperforming Assets

In millions	2020	2019
January 1	$1,752	$1,808
New nonperforming assets	1,361	985
Charge-offs and valuation adjustments	(324)	(446)
Principal activity, including paydowns and payoffs	(418)	(315)
Asset sales and transfers to loans held for sale	(68)	(74)
Returned to performing status	(151)	(111)
September 30	$2,152	$1,847

As of September 30, 2020 approximately 83% of total nonperforming loans were secured by collateral, which lessened reserve requirements and is expected to reduce credit losses. As of September 30, 2020, commercial nonperforming loans were carried at approximately 78% of their unpaid principal balance, due to charge-offs and interest applied to principal, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprised 69% and 79% of total residential real estate nonperforming loans at September 30, 2020 and December 31, 2019, respectively, while home equity TDRs comprised 44% and 49% of home equity nonperforming loans at September 30, 2020 and December 31, 2019, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

The PNC Financial Services Group, Inc. – Form 10-Q 29

At September 30, 2020, our largest nonperforming asset was $142 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 21% of total nonperforming assets.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and at September 30, 2020 also include PCD loans. Amounts exclude loans held for sale, while amounts as of December 31, 2019 also excluded purchased impaired loans.

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the September 30, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:

•	if current at the time of modification, the loan remains current throughout the modification period,

•	if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported delinquent status during the modification period, or

•	if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current.

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance. See Recent Regulatory Developments in Item 2 of our first quarter 2020 Form 10-Q for more information on the CARES Act and the related interagency guidance.
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30 2020	December 31 2019	Change		September 30 2020	December 31 2019
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$539	$661	$(122)	(18)%	.22%	.28%
Accruing loans past due 60 to 89 days	251	258	(7)	(3)%	.10%	.11%
Total early stage loan delinquencies	790	919	(129)	(14)%	.32%	.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	448	585	(137)	(23)%	.18%	.24%
Total accruing loans past due	$1,238	$1,504	$(266)	(18)%	.50%	.63%

(a)	Past due loan amounts include government insured or guaranteed loans of $.5 billion at September 30, 2020 and $.6 billion at December 31, 2019.

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

Troubled Debt Restructurings and Loan Modifications
Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that meet certain criteria under the CARES Act are not categorized as TDRs.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Table 23: Summary of Troubled Debt Restructurings (a)

	September 30 2020	December 31 2019	Change
Dollars in millions			$	%
Commercial	$418	$361	$57	16%
Consumer	1,148	1,303	(155)	(12)%
Total TDRs	$1,566	$1,664	$(98)	(6)%
Nonperforming	$836	$843	$(7)	(1)%
Accruing (b)	730	821	(91)	(11)%
Total TDRs	$1,566	$1,664	$(98)	(6)%

(a)	Amounts in table do not include associated valuation allowances.

(b)
Accruing loans include consumer credit card loans and loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 40% and 52% of total nonperforming loans at September 30, 2020 and December 31, 2019, respectively, and 53% and 51% of total TDRs at September 30, 2020 and December 31, 2019, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements in this Report for additional information on TDRs. For additional information on the CARES Act, see the Recent Regulatory Developments section in Item 2 of our first quarter 2020 Form 10-Q.

Loan Modifications
During the third quarter of 2020, PNC continued to provide relief to our customers from the economic impacts of COVID-19 through a variety of solutions, including additional grants and extensions of loan and lease modifications under our hardship relief programs.

Under the CARES Act, loan modifications meeting certain criteria qualify the loan for relief from TDR treatment. These criteria include:

•	the loan modification resulted from a COVID-19 related hardship,

•	the borrower was no more than 30 days past due as of December 31, 2019, and

•	the loan modification did not result in a permanent reduction of interest or principal.

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

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section of this Financial Review for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective as of September 30, 2020.

Commercial Loan and Lease Modifications Under COVID-19 Hardship Relief Programs
PNC is granting temporary loan and lease modifications to our commercial clients in the form of principal and/or interest (payment) deferrals, covenant waivers and other types of modifications, including term extensions. We analyze and make decisions on these modifications based on each individual borrower's situation.

Initial payment deferrals are typically offered with terms up to 90 days. As noted in our second quarter 2020 Form 10-Q, we had granted deferrals on nearly 16,000 commercial accounts representing approximately $6.8 billion in hardship relief assistance through June 30, 2020. We have continued to selectively grant payment deferrals in the third quarter of 2020, although the volume of this activity has declined considerably from earlier in the year. Following the expiration of these initial deferral periods, we have also noted a low volume of clients requesting subsequent assistance. As of September 30, 2020, subsequent deferrals were minimal in our commercial hardship relief programs.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table provides a summary of commercial accounts in active assistance under COVID-19 hardship relief payment deferral programs at September 30, 2020.
Table 24: Commercial Loans in Active COVID-19 Payment Deferral Programs (a) (b)

	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)
As of September 30, 2020 - Dollars in millions
Commercial
Commercial and industrial	435	$305.2%
Commercial real estate	39	468	1.6%
Equipment lease financing	47	9.1%
Total commercial	521	$782.5%
(a) In cases where individual loans have been modified more than once regardless of the number of modifications granted, each loan is counted only once in this table.
(b) The amount of loan modifications that qualify for TDR accounting included in this table was immaterial.
(c) Based on total loans outstanding at September 30, 2020.

These modifications are considered to have exited active assistance after the deferral period has expired or the borrower has exited the modification. We are monitoring the delinquency status of loans exiting relief programs as a measure to assess credit risk. As of September 30, 2020, approximately 99% of the accruing commercial loans that have exited COVID-19 payment deferral programs were current or less than 30 days past due.

Consumer Loan Modifications Under Hardship Relief Programs
Our consumer loan modification programs are being granted in response to customer hardships. These temporary loan and line modifications include all hardship related modifications, and the primary offerings as of September 30, 2020 are described in the following matrix.

Modification Type	Home Equity	Residential Real Estate	Automobile	Credit Card	Education	Other Consumer
Extensions - Defers current payments and moves them to the end of the loan by extending the loan's maturity or the extension re-amortizes the remaining principal balance.	✓		✓		✓	✓
Forbearance - Part or all of the payments are deferred and moved to the end of the forbearance period. Balance is due at the end of the forbearance period, but payment options may be available to repay the forborne amount, including for many borrowers an option to delay payment until the payoff or maturity of the loan.
	✓	✓
Minimum payment suspension - Reduces required minimum payment to $0 for a period of time.	✓			✓		✓
New loan terms - Sets loan terms to a new monthly payment of principal and interest based on customer's financial situation.	✓			✓		✓
Reduced payments - Allows the customer to make a lower payment for a period of time, with any deferred balance being moved to the end of the loan term or extending the loan's maturity.			✓			✓
Repayment plan - Allows reduced payment and interest rate for a period of time.				✓
Interest continues to accrue during the relief period for loans modified in these programs unless the loan was designated as a nonperforming TDR or was on nonaccrual at the date of modification. The method of collection of the accrued interest is dependent on the product type and modification offered.
As noted in our second quarter 2020 Form 10-Q, we had granted assistance on approximately 242,000 consumer accounts representing approximately $6.1 billion in hardship relief assistance through June 30, 2020. We continue to offer options to our customers in response to hardship that extended beyond the initial relief period, but have seen a notable decline in requests for assistance from the peak this summer.
The following table provides a summary of consumer accounts in active assistance under hardship relief programs that were on our balance sheet at September 30, 2020. We have excluded government insured or guaranteed loans totaling $491 million and $268 million in the Residential real estate and Education loan classes, respectively, from Table 25 as these loans present minimal credit risk to PNC.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Table 25: Consumer Loans in Active Hardship Relief Programs (a) (b)

As of September 30, 2020 - Dollars in millions	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)	% Making Payment in Last Payment Cycle
Consumer
Home equity	1,588	$152.6%		62.6%
Residential real estate	3,401	1,181	5.2%	44.6%
Automobile	13,956	361	2.4%	71.7%
Credit card	6,488	50.8%		65.6%
Education	2,680	39	1.3%	13.5%
Other consumer	2,946	41.8%		68.2%
Total consumer (d)	31,059	$1,824	2.4%	62.3%
(a) In cases where there have been multiple modifications on an individual loan, regardless of the number of modifications granted, each loan is counted only once in this table.
(b) Amounts include loan modifications that qualify for TDR accounting totaling $170 million.
(c) Based on total loans outstanding at September 30, 2020.
(d) Approximately 93% of these loans were secured by collateral at September 30, 2020.

Modifications are considered to have exited active assistance after the modification period has expired or the modification was exited. As of September 30, 2020, approximately 96% of the accruing consumer loans that have exited hardship relief program modifications were current or less than 30 days past due.
The initial consumer loan modifications granted in response to the COVID-19 outbreak and the surrounding economic circumstances were short-term and temporary in nature and generally meet the qualifications for relief from TDR treatment under the CARES Act. However, in response to customers' hardships that have extended beyond the initial relief period, PNC has offered options to customers which include both temporary and permanent modifications that may reduce the payment, the interest rate or extend the term and/or defer principal and interest payments. Permanent modifications would not meet the qualifications for relief from TDR treatment under the CARES Act.

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

The following discussion provides additional information related to our reserves under CECL for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report for further discussion on our ACL, including details of our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section of this Financial Review

The PNC Financial Services Group, Inc. – Form 10-Q 33

for further discussion of the assumptions used in the determination of the ACL.

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of PD, LGD, exposure at default (EAD) and the remaining estimated contractual term for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods to estimate these risk parameters by loan or loan segments. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default and expected loss. These parameters are calculated for each forecasted scenario, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

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

While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. A portion of the allowance is related to qualitative measurement factors. These factors may include, but are not limited to, the following:

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available input data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors.

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

The PNC Financial Services Group, Inc. – Form 10-Q 34

Table 26: Allowance for Credit Losses by Loan Class (a)

	September 30, 2020			December 31, 2019
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,735	$137,187	1.99%	$1,489	$125,337	1.19%
Commercial real estate	630	29,028	2.17%	278	28,110.99%
Equipment lease financing	163	6,479	2.52%	45	7,155.63%
Total commercial	3,528	172,694	2.04%	1,812	160,602	1.13%
Consumer
Home equity	349	24,539	1.42%	87	25,085.35%
Residential real estate	28	22,886.12%		258	21,821	1.18%
Automobile	404	14,977	2.70%	160	16,754.95%
Credit card	891	6,303	14.14%	288	7,308	3.94%
Education	136	3,051	4.46%	17	3,336.51%
Other consumer	415	4,829	8.59%	120	4,937	2.43%
Total consumer	2,223	76,585	2.90%	930	79,241	1.17%
Total	5,751	$249,279	2.31%	2,742	$239,843	1.14%
Allowance for unfunded lending related commitments	689			318
Allowance for credit losses	$6,440			$3,060
Allowance for credit losses to total loans			2.58%			1.28%
Commercial			2.38%			1.33%
Consumer			3.04%			1.18%

(a)	Excludes allowances for investment securities and other financial assets, which together totaled $98 million at September 30, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 35

The following table summarizes our loan charge-offs and recoveries.
Table 27: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2020
Commercial
Commercial and industrial	$249	$52	$197.19%
Commercial real estate	1	6	(5)	(.02)%
Equipment lease financing	19	7	12.23%
Total commercial	269	65	204.15%
Consumer
Home equity	31	44	(13)	(.07)%
Residential real estate	4	12	(8)	(.05)%
Automobile	210	95	115.93%
Credit card	228	26	202	3.98%
Education	13	6	7.29%
Other consumer	110	14	96	2.61%
Total consumer	596	197	399.68%
Total	$865	$262	$603.32%
2019
Commercial
Commercial and industrial	$116	$45	$71.08%
Commercial real estate	16	8	8.04%
Equipment lease financing	6	6
Total commercial	138	59	79.07%
Consumer
Home equity	52	56	(4)	(.02)%
Residential real estate	5	11	(6)	(.04)%
Automobile	183	85	98.86%
Credit card	193	21	172	3.58%
Education	20	6	14.51%
Other consumer	92	12	80	2.29%
Total consumer	545	191	354.63%
Total	$683	$250	$433.25%

Total net charge-offs increased $170 million, or 39%, for the first nine months of 2020 compared to the same period in 2019. The increase in commercial net charge-offs primarily related to industries adversely impacted by the pandemic and the energy industry, while the increases in credit card, automobile and other consumer loan net charge-offs were due in part to loan portfolio growth.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in this report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2019 Form 10-K.

One of the ways we monitor our liquidity is by reference to the Liquidity Coverage Ratio (LCR), a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets (HQLA), as defined and calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%, thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to

36    The PNC Financial Services Group, Inc. – Form 10-Q

maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of September 30, 2020, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2019 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $355.1 billion at September 30, 2020 from $288.5 billion at December 31, 2019, driven by growth in both interest-bearing and noninterest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At September 30, 2020, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $80.0 billion and securities available for sale totaling $89.7 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $23.2 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $.1 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See Note 8 Borrowed Funds in the Notes To Consolidated Financial Statements, the Funding Sources section of the Consolidated Balance Sheet Review in this Report and Note 10 Borrowed Funds in Item 8 of our 2019 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 28: Senior and Subordinated Debt

In billions	2020
January 1	$35.1
Issuances	3.5
Calls and maturities	(6.6)
Other	1.3
September 30	$33.3
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2020, PNC Bank had $21.6 billion of notes outstanding under this program of which $16.6 billion were senior bank notes and $5.0 billion were subordinated bank notes.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2020, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $79.4 billion. The Federal Reserve also has established certain special liquidity facilities under its emergency lending authority in Section 13(3) of the Federal Reserve Act in response to the economic impact of the pandemic. For additional information on these special liquidity facilities see the Recent Regulatory Developments section of the first quarter 2020 Form 10-Q and second quarter 2020 Form 10-Q.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of September 30, 2020, there were no issuances outstanding under this program.

Parent Company Liquidity
In addition to managing liquidity risk at the bank level, we monitor the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the

The PNC Financial Services Group, Inc. – Form 10-Q 37

parent company maintains adequate liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases and acquisitions.

As of September 30, 2020, available parent company liquidity totaled $13.8 billion. Parent company liquidity is primarily held in intercompany short-term investments, the terms of which provide for the availability of cash in 31 days or less. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:

•	Bank-level capital needs,

•	Laws and regulations,

•	Corporate policies,

•	Contractual restrictions, and

•	Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $3.1 billion at September 30, 2020. See Note 18 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2019 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of September 30, 2020, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments.

Parent company senior and subordinated debt outstanding totaled $10.7 billion and $9.8 billion at September 30, 2020 and December 31, 2019, respectively.

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

38    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Credit Ratings for PNC and PNC Bank

September 30, 2020
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

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

We announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve's special capital distribution restrictions. We repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve.

On October 1, 2020, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share payable on November 5, 2020.

Following completion of the 2020 CCAR/DFAST process, the Federal Reserve announced certain limitations on the capital distributions of any CCAR-participating bank holding company (including PNC) during the third quarter of 2020. Under these limitations, PNC and other CCAR-participating firms, absent Federal Reserve approval, were permitted to make only the following capital distributions during the third quarter of 2020:

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

On September 30, 2020, the Federal Reserve extended these limitations, with minor modifications, to the fourth quarter of 2020, and it reserves the right to extend these limitations to additional quarters, potentially in modified form.

The PNC Financial Services Group, Inc. – Form 10-Q 39

Table 30: Basel III Capital

Dollars in millions	Basel III September 30, 2020 (a)	September 30, 2020 (Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$816	$816
Retained earnings	47,306	45,947
Goodwill, net of associated deferred tax liabilities	(9,023)	(9,023)
Other disallowed intangibles, net of deferred tax liabilities	(185)	(185)
Other adjustments/(deductions)	(63)	(65)
Common equity Tier 1 capital	$38,851	$37,490
Additional Tier 1 capital
Preferred stock plus related surplus	3,516	3,516
Other adjustments/(deductions)	—	—
Tier 1 capital	$42,367	$41,006
Additional Tier 2 capital
Qualifying subordinated debt	3,949	3,949
Trust preferred capital securities	40	—
Eligible credit reserves includable in Tier 2 capital	4,129	4,129
Total Basel III capital	$50,485	$49,084
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$331,748	$330,462
Average quarterly adjusted total assets	$451,180	$449,818
Supplementary leverage exposure (d)	$444,492	$534,027
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	11.7%	11.3%
Tier 1	12.8%	12.4%
Total (f)	15.2%	14.9%
Leverage (g)	9.4%	9.1%
Supplementary leverage ratio (d)(h)	9.5%	7.7%

(a)	The ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision.

(b)	The ratios are calculated to reflect the full impact of CECL and excludes the benefits of the optional five-year transition provision.

(c)	Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.

(d)	As of September 30, 2020 the Supplementary leverage exposure and Supplementary leverage ratio reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks.

(e)	All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.

(f)	The Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million that are subject to a phase-out period that runs through 2021.

(g)	Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

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
The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years. PNC elected to

40    The PNC Financial Services Group, Inc. – Form 10-Q

adopt this optional transition provision effective as of March 31, 2020. See additional discussion of this rule in the Recent Regulatory Developments section and Item 2 Risk Management of our first quarter 2020 Form 10-Q.
In response to the economic conditions caused by the pandemic, the Federal Reserve has adopted a final rule that revises, on a temporary basis, the calculation of supplementary leverage exposure (the denominator of the supplementary leverage ratio) by bank holding companies to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. The rule was effective as of April 14, 2020 and will remain in effect through March 31, 2021. See additional discussion of this rule in the Recent Regulatory Developments section of our first quarter 2020 Form 10-Q.

At September 30, 2020, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. bank holding companies (BHCs), including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2020 capital levels were aligned with them.

See the Recent Regulatory Developments section of our second quarter 2020 Form 10-Q for recent developments that could have a potential impact on our Basel III capital ratios. We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 18 Regulatory Matters in our 2019 Form 10-K.

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
Sensitivity results and market interest rate benchmarks for the third quarter of 2020 and 2019 follow.

Table 31: Interest Sensitivity Analysis

	Third Quarter 2020	Third Quarter 2019
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	4.3%	1.9%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	10.9%	4.6%
Duration of Equity Model (a)
Base case duration of equity (in years)	(8.3)	(6.5)
Key Period-End Interest Rates
One-month LIBOR	.15%	2.02%
Three-month LIBOR	.23%	2.09%
Three-year swap	.24%	1.55%

(a)
Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero. Senior management approved the suspension of the 100bps decrease in rate change sensitivities considering the current low rate environment.

The PNC Financial Services Group, Inc. – Form 10-Q 41

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
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2020
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	—%	.7%	(1.1)%
Second year sensitivity	.7%	2.5%	(3.2)%

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
Table 33: Alternate Interest Rate Scenarios: One Year Forward
The third quarter 2020 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

PNC has established a cross functional governance structure to oversee the overall strategy for the transition from LIBOR and mitigate risks associated with the transition. A LIBOR impact and risk assessment identified the associated risks across products, systems, models and processes. PNC is actively monitoring its overall firm-wide exposure to LIBOR and using these results to plan transitional strategies and track progress versus these goals.

We also continue to focus our transition efforts on:

•	enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts;

•	making preparations for internal operational readiness;

•	making necessary enhancements to our infrastructure including systems, models, valuation tools and processes;

•	developing and delivering on internal and external LIBOR cessation communication plans;

42    The PNC Financial Services Group, Inc. – Form 10-Q

•	engaging with our clients, industry working groups and regulators; and

•	monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

In the third quarter, PNC began offering conforming adjustable rate mortgages using the Secured Overnight Financing Rate (SOFR) instead of LIBOR in line with FNMA and FHLMC requirements.

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
We use value-at-risk (VaR) as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for the first nine months of 2020 and 2019 were within our acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2019 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $293 million for the nine months ended September 30, 2020 compared to $212 million for the same period in 2019. The increase was primarily due to higher derivative client sales revenues and the impact of changes in credit valuations for customer-related derivative activities. For the quarterly period, customer related trading revenue was $108 million for the third quarter of 2020 compared to $77 million in 2019. The increase was primarily due to the impact of the changes in credit valuations for customer-related derivative activities.
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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	September 30 2020	December 31 2019	Change
Dollars in millions			$	%
Tax credit investments	$2,178	$2,218	$(40)	(2)%
Private equity and other	2,760	2,958	(198)	(7)%
Total	$4,938	$5,176	$(238)	(5)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $.8 billion and $1.0 billion at September 30, 2020 and December 31, 2019, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 2 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2019 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.4 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $1.2 billion was invested directly in a variety of companies and $.2 billion was invested indirectly through various private equity funds. See the Recent Regulatory Developments section of our second quarter 2020 Form 10-

The PNC Financial Services Group, Inc. – Form 10-Q 43

Q and the Supervision and Regulation section in Item 1 of our 2019 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the September 30, 2020 per share closing price of $199.97 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.1 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 6 Fair Value and Note 19 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2019 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant at September 30, 2020 and September 30, 2019.

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

RECENT REGULATORY DEVELOPMENTS

Capital, Capital Planning and Liquidity
In October 2020, the federal banking agencies finalized rules implementing the Net Stable Funding Ratio (NSFR). The final rules require covered banking organizations, including PNC and PNC Bank, to maintain an amount of available stable funding (ASF) equal to or greater than the banking organization’s projected minimum funding needs, or required stable funding (RSF), as calculated under the rules over a one-year time horizon. Consistent with the tailoring of the Liquidity Coverage Ratio requirements, Category III banking organizations with less than $75 billion in average weighted short-term wholesale funding, like PNC and PNC Bank, will need to meet a reduced NSFR requirement, with RSF adjusted by a 0.85 scalar. The final rule also requires covered holding companies like PNC to publicly disclose their NSFRs and other qualitative components of their liquidity profiles on a semi-annual basis. The final rules take effect on July 1, 2021. PNC has taken several actions to prepare for implementation of the NSFR, and we expect to be in compliance with the NSFR requirements when they become effective.

On October 1, 2020, the Federal Reserve extended, until March 31, 2021, certain temporary actions taken to increase the availability of intraday credit extended by Federal Reserve Banks. These actions include suspending the Federal Reserve's uncollateralized intraday credit limits (net debit caps), waiving overdraft fees for institutions that are eligible for the primary credit program, and suspending two collections of information that are used to calculate net debit caps.

On September 30, 2020, the Federal Reserve announced that it would extend its special limitations on capital distributions by banking organizations that participated in the 2020 Comprehensive Capital Analysis and Review (CCAR) process, such as PNC, through the fourth quarter of 2020. These special limitations require covered banking organizations to suspend share repurchases (except those to offset the effects of employee benefit plan-related issuances) and allows organizations to maintain their common dividends subject to a formula based on recent income. Additionally, in September 2020, the Federal Reserve released the hypothetical supervisory scenarios to be used in the second round of stress tests to be conducted in the fourth quarter of 2020 due to the continued economic uncertainty presented by the COVID-19 pandemic. Bank stress test submissions were due on November 2, 2020, and the Federal Reserve has indicated it will publicly release the results of the tests by the end of the year.

44    The PNC Financial Services Group, Inc. – Form 10-Q

In September 2020, the Federal Reserve requested comment on a proposal that would update the Federal Reserve’s capital planning requirements to be consistent with the capital and liquidity tailoring rules adopted last year. In addition to changing certain assumptions about material business changes under stress, the proposal invites comment on all aspects of the Federal Reserve’s existing capital planning guidance. Comments on the proposal are due by November 20, 2020.

In August and September 2020, the federal banking agencies adopted in final form several regulatory capital rules that were issued in interim final form earlier this year. These rules permit banking organizations that are subject to the CECL accounting standard during 2020 to delay CECL’s estimated impact on CET1 capital, revise the definition of “eligible retained income” for purposes of the Stress Capital Buffer (SCB) and other Basel III capital buffers and neutralize the regulatory capital and liquidity coverage ratio effects of participating in the Federal Reserve’s Money Market Mutual Fund Liquidity Facility and Paycheck Protection Program Liquidity Facility. For more information, see Item 2 Recent Regulatory Developments in our second quarter 2020 Form 10-Q.

Other Developments
In October 2020, the Office of the Comptroller of the Currency (OCC) issued a rule that determines when a national bank like PNC Bank makes a loan and is the "true lender," including in the context of a partnership between a bank and a third party. Under the final rule, a bank is the true lender if, as of the date of origination, it is named as the lender in the loan agreement or funds the loan.

On August 13, 2020, an interim rule adopted by the Federal Acquisition Regulatory Council to implement certain provisions of the John S. McCain National Defense Authorization Act took effect. This rule prohibits the Department of Defense and all other executive branch agencies from contracting (or extending or renewing a contract) with an entity that uses covered telecommunication equipment or services provided by certain Chinese companies as a substantial or essential part of any system. It is possible that these restrictions may affect PNC’s ability to compete for U.S. government contracts, at least in the short-term.

In August 2020, the Consumer Financial Protection Bureau (Bureau) issued a notice of proposed rulemaking to create a new category of seasoned qualified mortgages (Seasoned QMs), which are presumed to meet the ability-to-pay requirements established by the Dodd-Frank Act. To be considered a Seasoned QM under the proposal, loans would have to be first-lien, fixed-rate mortgages that have met certain performance requirements over a 36-month seasoning period. Covered transactions would also have to be held on the creditor’s portfolio during the seasoning period, comply with general restrictions on product features and points and fees and meet certain underwriting requirements (including verification of the consumer’s debt-to-income ratio (DTI) or residual income at origination). The comment period for the proposal ended on October 1, 2020.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies of our 2019 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements, including discussion of our policies for the Allowances for Loan and Lease Losses and Unfunded Loan Commitments and Letters of Credit, prior to the adoption of the CECL standard. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in this Report regarding the impact of new accounting pronouncements, including CECL, that were adopted during 2020.

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

The PNC Financial Services Group, Inc. – Form 10-Q 45

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

The scenarios used for the period ended September 30, 2020 were designed to reflect the improved macroeconomic outlook and the recovery that began in May which has outpaced market expectations, and was our best estimate as of September 30, 2020. We used a number of economic variables in our scenarios, with the most significant drivers being GDP and the unemployment rate measures. Using the weighted-average of our four economic forecast scenarios, we estimated at September 30, 2020 that GDP finishes the year down 4.2% from fourth quarter 2019 levels and grows 3.8% in 2021, recovering to pre-recession peak levels by the first quarter of 2022. One of the scenarios included in our weighted-average is our baseline prediction of the most likely economic outcome, which is further discussed in our Business Outlook and the Cautionary Statement Regarding Forward-Looking Information in this Financial Review, and includes estimated GDP recovering to pre-pandemic levels by late 2021. The weighted-average unemployment rate was estimated to be 8.4% in the fourth quarter of 2020, with the labor market continuing to recover in 2021 and 2022. While the economy has seen significant recovery with national level macroeconomic indicators outperforming market expectations, considerable uncertainty regarding overall lifetime loss content for both our commercial and consumer portfolios remains, specifically as it relates to our customers that are less likely to benefit from the economic recovery currently underway. For commercial borrowers, there are substantial concerns around industries that are dependent on in-person gatherings, hospitality and tourism. For consumer borrowers, payment behavior once the CARES Act stimulus wanes is also difficult to predict but we believe the highest uncertainty is concentrated within consumer borrowers who have been afforded accommodation as it relates to payment deferral/forbearance. As such, PNC identified and performed significant analysis around these key, high risk segments to ensure our reserves were adequate in light of the improved economic environment. We believe that the economic assumptions used in the scenarios for the third quarter of 2020, in combination with increased reserves for borrowers in segments most adversely impacted by the pandemic, sufficiently reflect the life of loan losses in the current portfolio.

For internal analytical purposes, we considered what our capital ratios would be if we had an ACL at December 31, 2020 equal to the Federal Reserve's estimated nine quarter credit losses for PNC under the 2020 CCAR supervisory severely adverse scenario of $12.1 billion, increasing the reserves by approximately $5.6 billion over the next quarter. This analysis resulted in a CET1 ratio of approximately 10.5% at December 31, 2020, a level well above 7.0%, which is our regulatory minimum of 4.5% plus our Stress Capital Buffer of 2.5%. This scenario was not our expectation at September 30, 2020 and does not reflect our current expectation, nor does it capture all the potential unknown variables that would likely arise through the remainder of 2020, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment. As a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

46    The PNC Financial Services Group, Inc. – Form 10-Q

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2020, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2020, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY OF TERMS

For a glossary of terms commonly used in our filings, please see the glossary of terms updated in our first quarter 2020 Form 10-Q and our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 47

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
Our forward-looking statements are subject to the following principal risks and uncertainties.

•	Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

–	Changes in interest rates and valuations in debt, equity and other financial markets.

–	Disruptions in the U.S. and global financial markets.

–	Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

–	Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives.

–	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

–	Impacts of tariffs and other trade policies of the U.S. and its global trading partners.

–	The length and extent of economic contraction as a result of the COVID-19 pandemic.

–	The impact of the upcoming U.S. elections on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic.

–	Commodity price volatility.

•
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:

–
The U.S. economy is in a nascent economic recovery in the second half of 2020, following a very severe but very short economic contraction in the first half of the year due to the COVID-19 pandemic and public health measures to contain it. Real GDP declined significantly in the first and second quarters of 2020, as many firms closed, at least temporarily, and consumers stayed at home. Since the late spring/early summer, economic activity has picked up due to loosening restrictions on businesses, massive federal stimulus, and extremely low interest rates. Between May and September the economy added back slightly more than half of the 22 million jobs lost in March and April.

–
Despite the improvement in the economy in recent months, economic activity remains far below its pre-pandemic level and unemployment remains elevated. Real GDP growth in the third quarter was extremely strong, at an annual rate of 33.1%, but will slow in the fourth quarter and through 2021. PNC does not expect real GDP to return to its pre-pandemic level until late 2021, and does not expect employment to return to its pre-pandemic level until 2023. Risks to this outlook are weighted to the downside; they include a further resurgence in the spread of the coronavirus and a lack of additional stimulus from the federal government.

–
Monetary policy remains extremely supportive of economic growth. PNC expects the Federal Open Market Committee to keep the federal funds rate in its current range of 0.00% to 0.25% through at least mid-2024.

•
Given the many unknowns and risks being heavily weighted to the downside, our forward-looking statements are subject to the risk that conditions will be substantially different than we are currently expecting. If efforts to contain COVID-19 are unsuccessful and restrictions on businesses and activities are not further lifted or are reimposed, the recovery would be much weaker. There is even the potential that the economy could fall back into recession. PNC's baseline scenario assumes additional fiscal stimulus; continued inaction on stimulus is another major downside risk. The longer it takes to combat the pandemic, the more permanent damage it will cause to business and consumer fundamentals and sentiment; this could make the recovery weaker and result in permanently lower long-run economic growth. An extended global recession due to COVID-19 would weaken the U.S. recovery. As a result, the outbreak and its consequences, including responsive measures to manage it, have had and are likely to continue to have an adverse effect, possibly materially, on our business and financial performance by adversely affecting the demand and profitability of our products and services, the valuation of assets and our ability to meet the needs of our customers.

48    The PNC Financial Services Group, Inc. – Form 10-Q

•
PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the fourth quarter of 2020 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form.

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

We provide greater detail regarding these as well as other factors in our 2019 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. In particular, our forward-looking statements are subject to risks and uncertainties related to the COVID-19 pandemic and the resulting governmental and societal responses. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 49

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2020	2019	2020	2019
Interest Income
Loans	$2,116	$2,678	$6,853	$7,952
Investment securities	490	617	1,599	1,866
Other	70	208	279	610
Total interest income	2,676	3,503	8,731	10,428
Interest Expense
Deposits	74	531	590	1,518
Borrowed funds	118	468	619	1,433
Total interest expense	192	999	1,209	2,951
Net interest income	2,484	2,504	7,522	7,477
Noninterest Income
Asset management	215	213	615	646
Consumer services	390	402	1,097	1,165
Corporate services	479	469	1,517	1,415
Residential mortgage	137	134	505	281
Service charges on deposits	119	178	366	517
Other	457	342	1,071	1,017
Total noninterest income	1,797	1,738	5,171	5,041
Total revenue	4,281	4,242	12,693	12,518
Provision For Credit Losses	52	183	3,429	552
Noninterest Expense
Personnel	1,410	1,400	4,152	4,179
Occupancy	205	206	611	633
Equipment	292	291	880	862
Marketing	67	76	172	224
Other	557	650	1,774	1,914
Total noninterest expense	2,531	2,623	7,589	7,812
Income from continuing operations before income taxes and noncontrolling interests	1,698	1,436	1,675	4,154
Income taxes from continuing operations	166	255	128	706
Net income from continuing operations	1,532	1,181	1,547	3,448
Income from discontinued operations before taxes		251	5,777	700
Income taxes from discontinued operations		40	1,222	111
Net income from discontinued operations		211	4,555	589
Net income	1,532	1,392	6,102	4,037
Less: Net income attributable to noncontrolling interests	13	13	27	35
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	$1,455	$1,315	$5,891	$3,818
Earnings Per Common Share
Basic earnings from continuing operations	$3.40	$2.47	$3.11	$7.15
Basic earnings from discontinued operations		.48	10.61	1.30
Total basic earnings	$3.40	$2.95	$13.73	$8.45
Diluted earnings from continuing operations	$3.39	$2.47	$3.11	$7.13
Diluted earnings from discontinued operations		.47	10.59	1.29
Total diluted earnings	$3.39	$2.94	$13.70	$8.42
Average Common Shares Outstanding
Basic	426	444	427	450
Diluted	426	445	428	451
See accompanying Notes To Consolidated Financial Statements.

50    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net income (loss) from continuing operations	$1,532	$1,181	$1,547	$3,448
Other comprehensive income (loss), before tax and net of reclassifications into Net income:
Net change in debt securities	10	214	2,028	1,556
Net change in cash flow hedge derivatives	(119)	79	678	433
Pension and other postretirement benefit plan adjustments	2	2	(3)	63
Net change in Other	—	4	10	14
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	(107)	299	2,713	2,066
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	35	(74)	(630)	(481)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	(72)	225	2,083	1,585
Net income from discontinued operations		211	4,555	589
Other comprehensive income (loss) from discontinued operations, before tax and net of reclassifications into Net income	—	(23)	148	(29)
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income	—	4	(33)	6
Other comprehensive income (loss) from discontinued operations, after tax and net of reclassifications into Net income	—	(19)	115	(23)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(72)	206	2,198	1,562
Comprehensive income	1,460	1,598	8,300	5,599
Less: Comprehensive income attributable to noncontrolling interests	13	13	27	35
Comprehensive income attributable to PNC	$1,447	$1,585	$8,273	$5,564
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 51

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2020	December 31 2019
In millions, except par value
Assets
Cash and due from banks	$6,629	$5,061
Interest-earning deposits with banks	70,959	23,413
Loans held for sale (a)	1,787	1,083
Asset held for sale (b)		8,558
Investment securities – available for sale	89,747	69,163
Investment securities – held to maturity	1,438	17,661
Loans (a)	249,279	239,843
Allowance for loan and lease losses (c)	(5,751)	(2,742)
Net loans	243,528	237,101
Equity investments	4,938	5,176
Mortgage servicing rights	1,113	1,644
Goodwill	9,233	9,233
Other (a)	32,445	32,202
Total assets	$461,817	$410,295
Liabilities
Deposits
Noninterest-bearing	$107,281	$72,779
Interest-bearing	247,798	215,761
Total deposits	355,079	288,540
Borrowed funds
Federal Home Loan Bank borrowings	5,500	16,341
Bank notes and senior debt	26,839	29,010
Subordinated debt	6,465	6,134
Other (d)	3,306	8,778
Total borrowed funds	42,110	60,263
Allowance for unfunded lending related commitments (c)	689	318
Accrued expenses and other liabilities	10,629	11,831
Total liabilities	408,507	360,952
Equity
Preferred stock (e)
Common stock ($5 par value, Authorized 800 shares, issued 542 shares)	2,712	2,712
Capital surplus	15,836	16,369
Retained earnings	45,947	42,215
Accumulated other comprehensive income	2,997	799
Common stock held in treasury at cost: 118 and 109 shares	(14,216)	(12,781)
Total shareholders’ equity	53,276	49,314
Noncontrolling interests	34	29
Total equity	53,310	49,343
Total liabilities and equity	$461,817	$410,295

(a)
Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.4 billion, Loans of $1.3 billion and Other assets of $.1 billion at September 30, 2020 and Loans held for sale of $1.1 billion, Loans of $.7 billion and Other assets of $.1 billion at December 31, 2019.

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

(c)
Amounts as of September 30, 2020 reflects the impact of adopting Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Refer to Note 1 Accounting Policies in this Report for additional detail on the adoption of this standard.

(d)
Our consolidated liabilities at September 30, 2020 and December 31, 2019 included Other borrowed funds of less than $.1 billion and $.1 billion, respectively, for which we have elected the fair value option.

(e)	Par value less than $.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

52    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2020	2019
Operating Activities
Net income	$6,102	$4,037
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	3,429	552
Depreciation and amortization	944	904
Deferred income taxes	(2,505)	83
Net gains on sales of securities	(254)
Changes in fair value of mortgage servicing rights	774	715
Gain on sale of BlackRock	(5,740)
Undistributed earnings of BlackRock	(174)	(356)
Net change in
Trading securities and other short-term investments	1,132	741
Loans held for sale	(533)	(882)
Other assets	(2,112)	(2,086)
Accrued expenses and other liabilities	1,044	831
Other	617	(291)
Net cash provided (used) by operating activities	$2,724	$4,248
Investing Activities
Sales
Securities available for sale	$12,512	$5,201
Net proceeds from sale of BlackRock	14,225
Loans	1,365	1,237
Repayments/maturities
Securities available for sale	19,850	7,962
Securities held to maturity	52	2,193
Purchases
Securities available for sale	(34,242)	(17,179)
Securities held to maturity	(49)	(1,739)
Loans	(1,600)	(898)
Net change in
Federal funds sold and resale agreements	1,693	3,192
Interest-earning deposits with banks	(47,546)	(8,143)
Loans	(10,323)	(11,978)
Other	(316)	(573)
Net cash provided (used) by investing activities	$(44,379)	$(20,725)
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q 53

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Nine Months Ended September 30
	2020	2019
Financing Activities
Net change in
Noninterest-bearing deposits	$34,479	$180
Interest-bearing deposits	32,037	17,627
Federal funds purchased and repurchase agreements	(5,870)	1,934
Short-term Federal Home Loan Bank borrowings	(6,300)	1,400
Other borrowed funds	298	(77)
Sales/issuances
Federal Home Loan Bank borrowings	9,060	12,000
Bank notes and senior debt	3,487	6,930
Other borrowed funds	458	929
Common and treasury stock	54	73
Repayments/maturities
Federal Home Loan Bank borrowings	(13,601)	(13,000)
Bank notes and senior debt	(6,647)	(5,600)
Subordinated debt		(700)
Other borrowed funds	(479)	(963)
Preferred stock redemption	(480)
Acquisition of treasury stock	(1,604)	(2,626)
Preferred stock cash dividends paid	(181)	(181)
Common stock cash dividends paid	(1,488)	(1,386)
Net cash provided (used) by financing activities	$43,223	$16,540
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	1,568	63
Net cash provided by discontinued operations	12,244	233
Net cash provided (used) by continuing operations	(10,676)	(170)
Cash and due from banks and restricted cash at beginning of period	5,061	5,608
Cash and due from banks and restricted cash at end of period	$6,629	$5,671
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,297	$5,671
Restricted cash	332
Cash and due from banks and restricted cash at end of period	$6,629	$5,671
Supplemental Disclosures
Interest paid	$1,071	$2,915
Income taxes paid	$2,762	$321
Income taxes refunded	$9	$7
Leased assets obtained in exchange for new operating lease liabilities	$71	$238
Right-of-use assets recognized at adoption of ASU 2016-02		$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$1,026	$771
Transfer from trading securities to investment securities	$289	$228
Transfer from loans to foreclosed assets	$57	$131
See accompanying Notes To Consolidated Financial Statements.

54    The PNC Financial Services Group, Inc. – Form 10-Q

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

When presenting discontinued operations, assets classified as held for sale are segregated in the Consolidated Balance Sheet commencing in the period in which the asset meets all of the held for sale criteria described above and prior periods are recast. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Income for current and

The PNC Financial Services Group, Inc. – Form 10-Q 55

prior periods commencing in the period in which the asset or business is either disposed of or is classified as held for sale, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

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

56    The PNC Financial Services Group, Inc. – Form 10-Q

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

• Replaces measurement, recognition and disclosure guidance for credit related reserves (i.e., the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit) and Other than Temporary Impairment (OTTI) for debt securities.

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

• In-scope assets are presented at the net amount expected to be collected after the deduction or addition of the ACL from the amortized cost basis of the assets.

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

The PNC Financial Services Group, Inc. – Form 10-Q 57

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
• Guidance in this ASU is effective as of March 12, 2020 through December 31, 2022.

• Adopted March 12, 2020, will apply prospectively.
• As of September 30, 2020, we have not yet elected any optional expedients related to contract modifications or hedging relationships as outlined in this ASU. However, we plan to elect these optional expedients in the future.
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
• Ownership interest,
• Our plans for the investment, and
• The nature of the investment.

58    The PNC Financial Services Group, Inc. – Form 10-Q

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

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of September 30, 2020, nonaccrual or past due held-to-maturity securities were immaterial.

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

Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 4 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modifications are reported from a delinquency perspective as of September 30, 2020.

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

The PNC Financial Services Group, Inc. – Form 10-Q 59

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 61

for term loans and 180 days past due for revolvers. Certain small business credit card balances that are placed on nonaccrual status when they become 90 days or more past due are charged-off at 180 days past due.

Consumer
We generally charge off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair value of collateral less costs to sell, if lower than the amortized cost basis of the loan outstanding, when delinquency of the loan, combined with other risk factors (e.g., bankruptcy, lien position, or troubled debt restructuring), indicates that the loan, or some portion thereof, is uncollectible as per our historical experience, or the collateral has been repossessed. We charge-off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by automobiles or residential real estate, are charged off once they have reached 120-180 days past due.

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

62    The PNC Financial Services Group, Inc. – Form 10-Q

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

We use forward-looking information in estimating expected credit losses for the RSFP. For this purpose, we use the forecasted scenarios produced by PNC's Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward looking information is incorporated into the expected credit loss estimates. Such forward looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative techniques, analysis from PNC economists and management judgment.

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

The PNC Financial Services Group, Inc. – Form 10-Q 63

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

•  For retail small balance obligors, product type and credit scores

• Outstanding balances, contractual maturities and historical prepayment experience for loans • Current utilization and historical pre-default draw experience for lines
Commercial real estate	• Property performance metrics, property type, market and risk pool for RSFP • Internal risk ratings based on borrower characteristics for LRA	• Property values and anticipated liquidation costs	• Commitment and historical prepayment experience
Consumer
Home equity / Residential real estate	• Borrower credit scores, delinquency status, origination vintage, loan-to-value (LTV) ratios and contractual maturity	• Collateral characteristics, LTV and costs to sell	• Outstanding balances, contractual maturities and historical prepayment experience for loans • Current utilization and historical pre-default draw experience for lines
Automobile	• Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	• New vs. used, LTV and borrower credit scores	• Outstanding balances, contractual maturities and historical prepayment experience
Credit card	• Borrower credit scores, delinquency status, utilization, payment behavior and months on book	• Borrower credit scores and credit line amount	• Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	• Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

		• Immediate reversion	• Average parameters determined based on internal and external historical data • Modeled parameters using long run economic conditions for retail small balance obligors
Commercial real estate	• Unemployment rates, Commercial Property Price Index, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	• Unemployment rates, HPI and interest rates	• Straight-line over 3 years	• Modeled parameters using long run economic conditions
Automobile	• Unemployment rates, HPI, personal consumption expenditure, interest rates, Manheim used car index and domestic oil prices	• Straight-line over 1 year	• Average parameters determined based on internal and external historical data
Credit card	• Unemployment rate, personal consumption expenditure, and HPI	• Straight-line over 2 years	• Modeled parameters using long run economic conditions
Education / Other consumer	• Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

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

The PNC Financial Services Group, Inc. – Form 10-Q 65

individually assessed or pooled reserves. Such qualitative factors may include, but are not limited to:

•	Industry concentrations and conditions,

•	Changes in market conditions, including regulatory and legal requirements,

•	Changes in the nature and volume of our portfolio,

•	Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,

•	Recent loss experience in particular portfolios, including specific and unique events,

•	Recent macro-economic factors that may not be reflected in the forecast information,

•	Limitations of available input data, including historical loss information and recent data such as collateral values,

•	Model imprecision,

•	Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,

•	Timing of available information, including the performance of first lien positions, and

•	Other relevant factors

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

Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of September 30, 2020, the allowance for other financial assets was immaterial.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

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
NOTE 2 DISCONTINUED OPERATIONS

In May 2020, PNC completed the sale of its 31.6 million shares of BlackRock, Inc., and contributed 500,000 BlackRock shares to the PNC Foundation.

Following the sale and donation, PNC has divested its entire investment in BlackRock and only holds shares of BlackRock stock in a fiduciary capacity for clients of PNC. Refer to our second quarter 2020 Form 10-Q for additional information on the sale.

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:
Table 36: Consolidated Income Statement - Discontinued Operations

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Noninterest income		$251	$5,777	$700
Total revenue		251	5,777	700
Income from discontinued operations before income taxes and noncontrolling interests		251	5,777	700
Income taxes		40	1,222	111
Net income from discontinued operations	$—	$211	$4,555	$589

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:
Table 37: Consolidated Statement of Cash Flows - Discontinued Operations

	Nine months ended September 30
In millions	2020	2019
Cash flows from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$(1,981)	$233
Net cash provided by investing activities of discontinued operations	$14,225

NOTE 3 INVESTMENT SECURITIES

With the adoption of the CECL standard on January 1, 2020, credit losses on investment securities are required to be recognized through an allowance, instead of as a direct write-down to the amortized cost basis of the security. The amortized cost basis of investment securities for which impairment had previously been recorded did not change upon adoption.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of September 30, 2020, the allowance for investment securities was $71 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio and other debt securities in the held to maturity portfolio. The provision for credit losses on investment securities totaled $39 million and $69 million for the three and nine months ended September 30, 2020.

In the first quarter of 2020, upon the adoption of ASU 2019-04, we elected to transfer debt securities with an amortized cost of $16.2 billion and a fair value of $16.5 billion from the held to maturity to the available for sale portfolio. During the second quarter of 2020, pursuant to the guidance in ASU 2020-04, we elected to transfer debt securities with an amortized cost of $49 million and a fair value of $48 million from the held to maturity to the available for sale portfolio.

See Note 1 Accounting Policies for additional information related to the adoption of the CECL standard, including the methodologies used to determine the allowance for investment securities, and the adoption of ASU 2019-04 and ASU 2020-04.

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table summarizes our available for sale and held to maturity portfolios by major security type.
Table 38: Investment Securities Summary

	September 30, 2020 (a)				December 31, 2019
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$17,273	$954	$(2)	$18,225	$16,150	$382	$(16)	$16,516
Residential mortgage-backed
Agency	51,202	1,737	(11)	52,928	35,847	517	(43)	36,321
Non-agency	1,376	243	(16)	1,603	1,515	302	(3)	1,814
Commercial mortgage-backed
Agency	2,824	144	(2)	2,966	3,094	42	(18)	3,118
Non-agency	3,851	73	(95)	3,829	3,352	29	(9)	3,372
Asset-backed	5,158	105	(23)	5,240	5,044	78	(8)	5,114
Other	4,660	297	(1)	4,956	2,788	121	(1)	2,908
Total securities available for sale (b)	$86,344	$3,553	$(150)	$89,747	$67,790	$1,471	$(98)	$69,163
Securities Held to Maturity
U.S. Treasury and government agencies	$790	$142		$932	$776	$56		$832
Residential mortgage-backed
Agency					14,419	270	$(26)	14,663
Non-agency					133	7		140
Commercial mortgage-backed
Agency					59	1		60
Non-agency					430	4		434
Asset-backed					52			52
Other	648	42	$(8)	682	1,792	85	(14)	1,863
Total securities held to maturity (b) (c)	$1,438	$184	$(8)	$1,614	$17,661	$423	$(40)	$18,044

(a) The accrued interest associated with our available for sale and held to maturity portfolios totaled $242 million and $2 million at September 30, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $68 million for securities available for sale and $3 million for securities held to maturity at September 30, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the adoption of this ASU.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. As of September 30, 2020, 85% of our securities held to maturity were rated AAA/AA.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at September 30, 2020 included $.7 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for September 30, 2019 was $.3 billion.

Table 39 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities as of September 30, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2020, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 39: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2020
U.S. Treasury and government agencies	$(2)	$167			$(2)	$167
Residential mortgage-backed
Agency	(9)	2,860	$(2)	$102	(11)	2,962
Non-agency	(9)	160	(7)	73	(16)	233
Commercial mortgage-backed
Agency			(2)	132	(2)	132
Non-agency	(34)	1,638	(2)	236	(36)	1,874
Asset-backed	(7)	844	(16)	741	(23)	1,585
Other	(1)	27			(1)	27
Total securities available for sale	$(62)	$5,696	$(29)	$1,284	$(91)	$6,980

Table 40 presents the gross unrealized losses and fair value of debt securities at December 31, 2019, prior to the adoption of the CECL standard. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis.

Table 40: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(14)	$2,451	$(2)	$607	$(16)	$3,058
Residential mortgage-backed
Agency	(6)	2,832	(37)	4,659	(43)	7,491
Non-agency			(3)	102	(3)	102
Commercial mortgage-backed
Agency	(6)	852	(12)	953	(18)	1,805
Non-agency	(4)	1,106	(5)	230	(9)	1,336
Asset-backed	(3)	660	(5)	561	(8)	1,221
Other			(1)	403	(1)	403
Total securities available for sale	$(33)	$7,901	$(65)	$7,515	$(98)	$15,416
Securities Held to Maturity
Residential mortgage-backed - Agency			$(26)	$2,960	$(26)	$2,960
Other	$(1)	$22	(13)	105	(14)	127
Total securities held to maturity	$(1)	$22	$(39)	$3,065	$(40)	$3,087

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table.

Table 41: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2020	$256	$(2)	$254	$53
2019	$57	$(21)	$36	$8

The PNC Financial Services Group, Inc. – Form 10-Q 69

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2020.
Table 42: Contractual Maturity of Debt Securities

September 30, 2020 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$3,891	$9,478	$2,979	$925	$17,273
Residential mortgage-backed
Agency	1	155	2,098	48,948	51,202
Non-agency				1,376	1,376
Commercial mortgage-backed
Agency	21	609	663	1,531	2,824
Non-agency		83	247	3,521	3,851
Asset-backed	26	2,625	1,316	1,191	5,158
Other	889	1,497	1,292	982	4,660
Total securities available for sale at amortized cost	$4,828	$14,447	$8,595	$58,474	$86,344
Fair value	$4,848	$15,081	$9,048	$60,770	$89,747
Weighted-average yield, GAAP basis (a)	1.10%	2.08%	2.05%	2.92%	2.62%
Securities Held to Maturity
U.S. Treasury and government agencies		$199	$309	$282	$790
Other	$14	437	112	85	648
Total securities held to maturity at amortized cost	$14	$636	$421	$367	$1,438
Fair value	$14	$677	$513	$410	$1,614
Weighted-average yield, GAAP basis (a)	2.93%	3.28%	3.93%	2.48%	3.29%

(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At September 30, 2020, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $36.9 billion and $9.8 billion and fair value of $38.3 billion and $10.1 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 43: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2020	December 31 2019
Pledged to others	$23,268	$14,609
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$710	$2,349
Permitted amount repledged to others	$710	$360

(a)	Balances at December 31, 2019 include $2.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.
70    The PNC Financial Services Group, Inc. – Form 10-Q

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

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. With the adoption of the CECL standard, accruing loans past due as of September 30, 2020 include PCD loans, while amounts as of December 31, 2019 excluded purchased impaired loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard, including the discontinuation of purchased impaired loan accounting.

The following table presents the composition and delinquency status of our loan portfolio at September 30, 2020 and December 31, 2019. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the September 30, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:

•	if current at the time of modification, the loan remains current throughout the modification period,

•	if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported delinquent status during the modification period, or

•	if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current.

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.

The PNC Financial Services Group, Inc. – Form 10-Q 71

Table 44: Analysis of Loan Portfolio

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2020 (a) (b)
Commercial
Commercial and industrial	$136,381	$56	$37	$36	$129		$677		$137,187
Commercial real estate	28,799	6	6		12		217		29,028
Equipment lease financing	6,447	7	4		11		21		6,479
Total commercial	171,627	69	47	36	152		915		172,694
Consumer
Home equity	23,774	48	22		70		639	$56	24,539
Residential real estate	21,503	188	80	269	537	(c)	339	507	22,886
Automobile	14,646	116	32	12	160		171		14,977
Credit card	6,153	44	33	60	137		13		6,303
Education	2,905	57	26	63	146	(c)			3,051
Other consumer	4,785	17	11	8	36		8		4,829
Total consumer	73,766	470	204	412	1,086		1,170	563	76,585
Total	$245,393	$539	$251	$448	$1,238		$2,085	$563	$249,279
Percentage of total loans	98.43%	.22%	.10%	.18%	.50%		.84%	.23%	100.00%

(a)	Amounts in table represent loans held for investment and do not include any associated valuation allowance.

(b)	The accrued interest associated with our loan portfolio at September 30, 2020 totaled $.7 billion and is included in Other assets on the Consolidated Balance Sheet.

(c)	Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $.4 billion and $.1 billion, respectively, at September 30, 2020.

(d)
Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.

(e)	Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.4 billion at September 30, 2020.

(f)
Collateral dependent loans totaled $1.2 billion at September 30, 2020. The majority of these loans are within the Home equity and Residential real estate loan classes and are secured by consumer real estate.

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

72    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2020, we pledged $30.5 billion of commercial loans to the Federal Reserve Bank and $68.9 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2019 were $16.9 billion and $68.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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

With the adoption of the CECL standard, nonperforming loans as of September 30, 2020 include PCD loans. Amounts as of December 31, 2019 excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard and our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of September 30, 2020 and December 31, 2019, respectively.
Table 45: Nonperforming Assets

Dollars in millions	September 30 2020	December 31 2019
Nonperforming loans
Commercial	$915	$501
Consumer (a)	1,170	1,134
Total nonperforming loans (b)	2,085	1,635
OREO and foreclosed assets	67	117
Total nonperforming assets	$2,152	$1,752
Nonperforming loans to total loans	.84%	.68%
Nonperforming assets to total loans, OREO and foreclosed assets	.86%	.73%
Nonperforming assets to total assets	.47%	.43%

(a)	Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

(b)	Nonperforming loans for which there is no related ALLL totaled $.6 billion at September 30, 2020, and is primarily comprised of loans with a valuation that exceeds the amortized cost basis.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 45 include TDRs of $.8 billion and $.9 billion at September 30, 2020 and December 31, 2019, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $.8 billion at both September 30, 2020 and December 31, 2019 and are excluded from nonperforming loans.

Additional Credit Quality Indicators by Loan Class
Commercial and Industrial
For commercial and industrial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are reviewed and updated, generally at least once per year. For small balance homogeneous pools of commercial and industrial loans and leases, we apply scoring techniques to assist in determining the PD. The combination of the PD and LGD ratings assigned to commercial and industrial loans, capturing both the combination of expectations of default and loss severity in the event of default, reflects credit quality characteristics as of the reporting date and are used as inputs into our loss forecasting process.
Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic reviews. Quarterly, we conduct formal reviews of a market’s or business unit’s loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PDs and LGDs, or loans for which credit quality is weakening. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

The PNC Financial Services Group, Inc. – Form 10-Q 73

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
As with the commercial and industrial loan class, a formal schedule of periodic reviews is also performed to assess market/geographic risk and business unit/industry risk. Often as a result of these overviews, more in-depth reviews and increased scrutiny are placed on areas of higher risk, such as adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.
Equipment Lease Financing
We manage credit risk associated with our equipment lease financing loan class similar to commercial and industrial loans by analyzing PD and LGD.

Based upon the dollar amount of the lease and the level of credit risk, we follow a formal schedule of periodic reviews. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance as applicable.
Table 46: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$30,385	$14,778	$9,241	$6,474	$4,531	$7,916	$56,000	$55	$129,380
Criticized	331	721	725	382	217	531	4,881	19	7,807
Total commercial and industrial	30,716	15,499	9,966	6,856	4,748	8,447	60,881	74	137,187
Commercial real estate
Pass Rated	3,226	6,552	3,625	3,384	2,622	7,574	164		27,147
Criticized	194	139	53	305	340	753	97		1,881
Total commercial real estate	3,420	6,691	3,678	3,689	2,962	8,327	261		29,028
Equipment lease financing
Pass Rated	1,048	1,258	1,043	826	494	1,454			6,123
Criticized	61	95	95	46	26	33			356
Total equipment lease financing	1,109	1,353	1,138	872	520	1,487			6,479
Total commercial	$35,245	$23,543	$14,782	$11,417	$8,230	$18,261	$61,142	$74	$172,694

December 31, 2019 - In millions	Pass Rated	Criticized	Total Loans
Commercial and industrial	$119,761	$5,576	$125,337
Commercial real estate	27,424	686	28,110
Equipment lease financing	6,891	264	7,155
Total commercial	$154,076	$6,526	$160,602

(a)
Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2020 and December 31, 2019.

Home Equity and Residential Real Estate
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated LTV ratios, to monitor and manage credit risk within the home equity and residential real estate loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 44 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 44 for additional information.

74    The PNC Financial Services Group, Inc. – Form 10-Q

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
We use a combination of original LTV and updated LTV for internal risk management and reporting purposes (e.g., line management, loss mitigation strategies). In addition to the fact that estimated property values by their nature are estimates, given certain data limitations, it is important to note that updated LTVs may be based upon management’s assumptions (i.e., if an updated LTV is not provided by the third-party service provider, HPI changes will be incorporated in arriving at management’s estimate of updated LTV).
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

The following table presents credit quality indicators for the home equity and residential real estate loan classes.
Table 47: Home Equity and Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
September 30, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home equity
Current estimated LTV ratios									.
Greater than or equal to 100%	$5	$41	$18	$17	$10	$100	$605	$309	$1,105
Greater than or equal to 90% to less than 100%	29	95	21	15	8	69	687	226	1,150
Less than 90%	2,609	2,121	621	889	750	4,225	7,941	3,128	22,284
Total home equity	$2,643	$2,257	$660	$921	$768	$4,394	$9,233	$3,663	$24,539
Updated FICO scores
Greater than 660	$2,580	$2,156	$605	$867	$725	$3,955	$8,818	$2,846	$22,552
Less than or equal to 660	62	101	54	53	42	429	402	732	1,875
No FICO score available	1		1	1	1	10	13	85	112
Total home equity	$2,643	$2,257	$660	$921	$768	$4,394	$9,233	$3,663	$24,539
Residential real estate
Current estimated LTV ratios
Greater than or equal to 100%		$34	$33	$49	$49	$189			$354
Greater than or equal to 90% to less than 100%	$15	69	32	54	37	114			321
Less than 90%	6,174	4,757	1,329	2,153	2,254	4,693			21,360
Government insured or guaranteed loans	5	23	23	34	49	717			851
Total residential real estate	$6,194	$4,883	$1,417	$2,290	$2,389	$5,713			$22,886
Updated FICO scores
Greater than 660	$6,151	$4,813	$1,362	$2,215	$2,272	$4,295			$21,108
Less than or equal to 660	36	45	30	37	62	567			777
No FICO score available	2	2	2	4	6	134			150
Government insured or guaranteed loans	5	23	23	34	49	717			851
Total residential real estate	$6,194	$4,883	$1,417	$2,290	$2,389	$5,713			$22,886

The PNC Financial Services Group, Inc. – Form 10-Q 75

	Home equity	Residential real estate
December 31, 2019 - In millions
Current estimated LTV ratios
Greater than or equal to 100%	$1,243	$333
Greater than or equal to 90% to less than 100%	1,047	340
Less than 90%	22,068	19,305
No LTV ratio available	184	83
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821
Updated FICO Scores
Greater than 660	$22,245	$19,341
Less than or equal to 660	2,019	569
No FICO score available	278	151
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821

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

76    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes.

Table 48: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Automobile
FICO score greater than 719	$2,184	$3,573	$1,663	$916	$496	$141			$8,973
650 to 719	630	1,642	929	403	162	53			3,819
620 to 649	90	365	213	83	31	12			794
Less than 620	75	532	474	202	78	30			1,391
Total automobile	$2,979	$6,112	$3,279	$1,604	$767	$236			$14,977
Credit card
FICO score greater than 719							$3,309	$13	$3,322
650 to 719							2,033	31	2,064
620 to 649							348	13	361
Less than 620							419	40	459
No FICO score available or required (a)							94	3	97
Total credit card							$6,203	$100	$6,303
Education
FICO score greater than 719	$17	$88	$117	$89	$73	$651			$1,035
650 to 719	6	10	14	9	7	102			148
620 to 649		1	2	1	1	15			20
Less than 620			1	1	1	16			19
No FICO score available or required (a)	11	10	7	5	1	1			35
Total loans using FICO credit metric	34	109	141	105	83	785			1,257
Other internal credit metrics	30	58				1,706			1,794
Total education	$64	$167	$141	$105	$83	$2,491			$3,051
Other consumer
FICO score greater than 719	$338	$487	$164	$50	$14	$69	$209	$1	$1,332
650 to 719	129	273	112	25	6	19	138	1	703
620 to 649	12	42	18	4	1	4	22		103
Less than 620	9	38	25	7	2	7	32	1	121
Total loans using FICO credit metric	488	840	319	86	23	99	401	3	2,259
Other internal credit metrics	63	41	40	28	61	77	2,246	14	2,570
Total other consumer	$551	$881	$359	$114	$84	$176	$2,647	$17	$4,829

December 31, 2019 - In millions	Automobile	Credit Card	Education	Other Consumer
FICO score greater than 719	$9,232	$3,867	$1,139	$1,421
650 to 719	4,577	2,326	197	843
620 to 649	1,001	419	25	132
Less than 620	1,603	544	27	143
No FICO score available or required (a)	341	152	15	27
Total loans using FICO credit metric	16,754	7,308	1,403	2,566
Consumer loans using other internal credit metrics			1,933	2,371
Total loans	$16,754	$7,308	$3,336	$4,937
Weighted-average updated FICO score (b)	726	724	773	727

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

The PNC Financial Services Group, Inc. – Form 10-Q 77

Table 49 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and nine months ended September 30, 2020 and September 30, 2019. Additionally, the table provides information about the types of TDR concessions. See Note 3 Asset Quality in our 2019 Form 10-K for additional details on these TDR concessions.
Table 49: Financial Impact and TDRs by Concession Type

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended September 30, 2020 (a) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	16	$95		$10	$69	$79
Consumer	2,769	46		26	14	40
Total TDRs	2,785	$141		$36	$83	$119
During the nine months ended September 30, 2020 (a) Dollars in millions
Commercial	58	$304	$39	$10	$231	$280
Consumer	9,925	139		67	59	126
Total TDRs	9,983	$443	$39	$77	$290	$406

(a) Impact of partial charge-offs at TDR date are included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.

		Pre-TDR Recorded Investment (e)	Post-TDR Recorded Investment (f)
During the three months ended September 30, 2019 (d) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	21	$97			$72	$72
Consumer	3,656	45		$24	19	43
Total TDRs	3,677	$142		$24	$91	$115
During the nine months ended September 30, 2019 (d) Dollars in millions
Commercial	58	$233		$1	$208	$209
Consumer	11,009	131		72	51	123
Total TDRs	11,067	$364		$73	$259	$332
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

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as
TDRs during the applicable 12-month period preceding September 30, 2020 and September 30, 2019.

Table 50: Subsequently Defaulted TDRs

In millions	2020	2019
Three months ended September 30	$26	$42
Nine months ended September 30	$46	$68

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Table 51: Rollforward of Allowance for Credit Losses (a)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,380	$2,548	$5,928	$1,812	$930	$2,742
Adoption of ASU 2016-13 (b)				(304)	767	463
Beginning balance, adjusted	3,380	2,548	5,928	1,508	1,697	3,205
Charge-offs	(64)	(183)	(247)	(269)	(596)	(865)
Recoveries	26	66	92	65	197	262
Net (charge-offs)	(38)	(117)	(155)	(204)	(399)	(603)
Provision for (recapture of) credit losses	185	(208)	(23)	2,224	925	3,149
Other	1		1
Ending balance	$3,528	$2,223	$5,751	$3,528	$2,223	$5,751
Allowance for unfunded lending related commitments (c)
Beginning balance	$548	$114	$662	$316	$2	$318
Adoption of ASU 2016-13 (b)				53	126	179
Beginning balance, adjusted	548	114	662	369	128	497
Provision for (recapture of) credit losses	34	(7)	27	213	(21)	192
Ending balance	$582	$107	$689	$582	$107	$689
Allowance for credit losses at September 30	$4,110	$2,330	$6,440	$4,110	$2,330	$6,440

(a)	Excludes allowances for investment securities and other financial assets, which together totaled $98 million at September 30, 2020.

(b)
Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.

(c)	See Note 9 Commitments for additional information about the underlying commitments related to this allowance.
The following presents an analysis of changes impacting the ACL related to loans for the nine months ended September 30, 2020.

Table 52: Analysis of Changes in the Allowance for Credit Losses (a)
In millions
(a) Excludes allowances for investment securities and other financial assets, which together totaled $98 million at September 30, 2020.
(b) Portfolio changes primarily represents the impact of increases/decreases in loan balances, age and mix due to new originations/purchases, as well as credit quality and net charge-off activity.
(c) Economic and qualitative factors primarily represent our evaluation and determination of an economic forecast applied to our loan portfolio, as well as updates to qualitative factor adjustments.

The $2.7 billion increase in the ACL since January 1, 2020 was driven by the following factors in the commercial and consumer portfolios:

•	Commercial reserves increased $2.2 billion attributable to the significantly adverse economic impact of the pandemic and its resulting effects on credit quality and loan growth.

•	Consumer reserves increased $.5 billion primarily reflecting the significantly adverse economic impact of the pandemic.

The PNC Financial Services Group, Inc. – Form 10-Q 79

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

A rollforward of the ALLL and associated loan data follows:

Table 53: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

At or for the nine months ended September 30, 2019 Dollars in millions	Commercial	Consumer	Total
Allowance for loan and lease losses
January 1, 2019	$1,663	$966	$2,629
Charge-offs	(138)	(545)	(683)
Recoveries	59	191	250
Net (charge-offs)	(79)	(354)	(433)
Provision for credit losses	247	305	552
Net decrease in allowance for unfunded loan commitments and letters of credit	(20)	1	(19)
Other		9	9
September 30, 2019	$1,811	$927	$2,738
TDRs individually evaluated for impairment	$34	$95	$129
Other loans individually evaluated for impairment	47		47
Loans collectively evaluated for impairment	1,730	554	2,284
Purchased impaired loans		278	278
September 30, 2019	$1,811	$927	$2,738
Loan portfolio
TDRs individually evaluated for impairment	$420	$1,343	$1,763
Other loans individually evaluated for impairment	265		265
Loans collectively evaluated for impairment	159,503	73,298	232,801
Fair value option loans (a)		754	754
Purchased impaired loans		1,794	1,794
September 30, 2019	$160,188	$77,189	$237,377
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

80    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides cash flows associated with our loan sale and servicing activities:
Table 54: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2020
Sales of loans (b)	$1,799	$839
Repurchases of previously transferred loans (c)	$352	$107
Servicing fees (d)	$85	$33
Servicing advances recovered/(funded), net	$(15)	$(78)
Cash flows on mortgage-backed securities held (e)	$2,829	$14
Cash Flows - Three months ended September 30, 2019
Sales of loans (b)	$1,296	$1,122
Repurchases of previously transferred loans (c)	$81
Servicing fees (d)	$90	$34
Servicing advances recovered/(funded), net	$5	$45
Cash flows on mortgage-backed securities held (e)	$1,394	$14
Cash Flows - Nine months ended September 30, 2020
Sales of loans (b)	$5,328	$2,666
Repurchases of previously transferred loans (c)	$547	$132
Servicing fees (d)	$251	$97
Servicing advances recovered/(funded), net	$4	$(206)
Cash flows on mortgage-backed securities held (e)	$6,374	$65
Cash Flows - Nine months ended September 30, 2019
Sales of loans (b)	$2,902	$2,212
Repurchases of previously transferred loans (c)	$235	$4
Servicing fees (d)	$264	$97
Servicing advances recovered/(funded), net	$33	$61
Cash flows on mortgage-backed securities held (e)	$2,653	$43

(a)	Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.

(b)	Gains/losses recognized on sales of loans were insignificant for the periods presented.

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

(e)
Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $19.5 billion, $17.8 billion, and $17.7 billion in residential mortgage-backed securities and $.8 billion, $.6 billion, and $.6 billion in commercial mortgage-backed securities at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Table 55 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 81

Table 55: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2020
Total principal balance	$45,795	$41,379
Delinquent loans (b)	$460	$311
December 31, 2019
Total principal balance	$49,323	$42,414
Delinquent loans (b)	$492	$64
Three months ended September 30, 2020
Net charge-offs (c)	$4	$4
Three months ended September 30, 2019
Net charge-offs (c)	$8	$52
Nine months ended September 30, 2020
Net charge-offs (c)	$14	$103
Nine months ended September 30, 2019
Net charge-offs (c)	$32	$348

(a)	Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.

(b)	Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.

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
Table 56: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2020
Mortgage-backed securitizations (b)	$21,109	$21,109	(c)	$1
Tax credit investments and other	3,005	2,886	(d)	$920	(e)
Total	$24,114	$23,995		$921
December 31, 2019
Mortgage-backed securitizations (b)	$19,287	$19,287	(c)
Tax credit investments and other	3,131	3,028	(d)	$1,101	(e)
Total	$22,418	$22,315		$1,101

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

We make certain equity investments in various tax credit limited partnerships or limited liability companies (LLCs). The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the nine months ended September 30, 2020, we recognized $140 million of

82    The PNC Financial Services Group, Inc. – Form 10-Q

amortization, $144 million of tax credits and $32 million of other tax benefits associated with qualified investments in low income housing tax credits. The amounts for the third quarter of 2020 were $44 million, $46 million and $10 million, respectively.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 1 Accounting Policies in this Report and Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than adequate compensation. MSRs totaled $1.1 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 6, as well as Note 6 Fair Value in our 2019 Form 10-K for more detail on our fair value measurement of MSRs. Refer to Note 7 Goodwill and Mortgage Servicing Rights in our 2019 Form 10-K for more information on our accounting and measurement of MSRs.

Changes in the commercial and residential MSRs follow:

Table 57: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2020	2019	2020	2019
January 1	$649	$726	$995	$1,257
Additions:
From loans sold with servicing retained	65	29	34	23
Purchases	31	76	113	87
Changes in fair value due to:
Time and payoffs (a)	(87)	(110)	(136)	(117)
Other (b)	(143)	(126)	(408)	(362)
September 30	$515	$595	$598	$888
Related unpaid principal balance at September 30	$234,897	$203,808	$119,158	$122,886
Servicing advances at September 30	$363	$159	$107	$123

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.

(b)	Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2020 are shown in Tables 58 and 59. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The PNC Financial Services Group, Inc. – Form 10-Q 83

prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 58: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2020	December 31 2019
Fair value	$515	$649
Weighted-average life (years)	4.3	4.1
Weighted-average constant prepayment rate	4.70%	4.56%
Decline in fair value from 10% adverse change	$9	$9
Decline in fair value from 20% adverse change	$17	$17
Effective discount rate	7.37%	7.91%
Decline in fair value from 10% adverse change	$14	$17
Decline in fair value from 20% adverse change	$27	$34

Table 59: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2020		December 31 2019
Fair value	$598		$995
Weighted-average life (years)	3.2		5.2
Weighted-average constant prepayment rate	24.82%		13.51%
Decline in fair value from 10% adverse change	$40		$46
Decline in fair value from 20% adverse change	$78		$89
Weighted-average option adjusted spread	927	bps	769	bps
Decline in fair value from 10% adverse change	$16		$27
Decline in fair value from 20% adverse change	$30		$52

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $.2 billion for the three months ended September 30, 2020 and 2019 and $.4 billion for the nine months ended September 30, 2020 and 2019. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

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

Table 60: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Product
Sales-type leases and direct financing leases	$66	$72	$207	$223
Operating leases	22	29	74	90
Lessor Income	$88	$101	$281	$313

84    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $42.1 billion at September 30, 2020 (including adjustments related to accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 61: Borrowed Funds

In billions
Less than 1 year	$11.8
1 to 2 years	$5.9
2 to 3 years	$6.9
3 to 4 years	$2.0
4 to 5 years	$3.2
Over 5 years	$12.3

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of September 30, 2020, and the carrying values as of September 30, 2020 and December 31, 2019.
Table 62: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2020	2020	2020	2019
Parent Company
Senior debt	2.20%-3.50%	2021-2030	$9,674	$8,843
Subordinated debt	3.90%	2024	811	777
Junior subordinated debt	0.82%	2028	205	205
Subtotal			10,690	9,825
Bank
FHLB (a)	0.34%-0.57%	2020-2021	5,500	16,341
Senior debt	0.00%-3.50%	2020-2043	17,165	20,167
Subordinated debt	2.70%-4.20%	2022-2029	5,449	5,152
Subtotal			28,114	41,660
Total			$38,804	$51,485

(a)	FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 62, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $763 million and $63 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $555 million and $469 million, respectively, related to fair value accounting hedges as of September 30, 2020.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in our 2019 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with significant other commitments as of September 30, 2020 and December 31, 2019, respectively.
Table 63: Commitments to Extend Credit and Other Commitments

In millions	September 30 2020	December 31 2019
Commitments to extend credit
Total commercial lending	$145,312	$131,762
Home equity lines of credit	16,793	16,803
Credit card	31,841	30,862
Other	6,905	6,162
Total commitments to extend credit	200,851	185,589
Net outstanding standby letters of credit (a)	9,080	9,843
Reinsurance agreements (b)	85	1,393
Standby bond purchase agreements (c)	1,434	1,295
Other commitments (d)	1,475	1,498
Total commitments to extend credit and other commitments	$212,925	$199,618

(a)	Net outstanding standby letters of credit include $3.9 billion and $4.1 billion at September 30, 2020 and December 31, 2019, respectively, which support remarketing programs.

(b)
Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of September 30, 2020, the aggregate maximum exposure amount was zero for accidental death and dismemberment contracts, and $.1 billion for credit life, accident and health contracts. Comparable amounts at December 31, 2019 were $1.3 billion and $.1 billion, respectively.

(c)	We enter into standby bond purchase agreements to support municipal bond obligations.

(d)	Includes $.6 billion related to investments in qualified affordable housing projects for both September 30, 2020 and December 31, 2019.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 96% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2020, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2020 had terms ranging from less than one year to six years.

As of September 30, 2020, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $.2 billion at September 30, 2020 and is included in Other liabilities on our Consolidated Balance Sheet.

86    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the nine months ended September 30, 2020 and 2019 is as follows.
Table 64: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2019 (a)	447	$2,711	$3,991	$12,257	$40,616	$631	$(10,866)	$41	$49,381
Net income					1,379			13	1,392
Other comprehensive income (loss), net of tax						206			206
Cash dividends declared - Common					(518)				(518)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity
Treasury stock activity	(8)			(5)			(972)		(977)
Other				53				(19)	34
Balance at September 30, 2019 (a)	439	$2,711	$3,992	$12,305	$41,413	$837	$(11,838)	$35	$49,455
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948
Net income					1,519			13	1,532
Other comprehensive income, net of tax						(72)			(72)
Cash dividends declared - Common					(494)				(494)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Common stock activity
Treasury stock activity	(1)			1			(88)		(87)
Preferred stock redemption - Series Q (b)			(480)						(480)
Other				30				(4)	26
Balance at September 30, 2020 (a)	424	$2,712	$3,516	$12,320	$45,947	$2,997	$(14,216)	$34	$53,310
Nine months ended
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU 2016-02 adoption (c)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					4,002			35	4,037
Other comprehensive income (loss), net of tax						1,562			1,562
Cash dividends declared - Common					(1,386)				(1,386)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity				10					10
Treasury stock activity	(18)			4			(2,384)		(2,380)
Other			3					(42)	(39)
Balance at September 30, 2019 (a)	439	$2,711	$3,992	$12,305	$41,413	$837	$(11,838)	$35	$49,455
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (d)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					6,075			27	6,102
Other comprehensive income, net of tax						2,198			2,198
Cash dividends declared - Common					(1,488)				(1,488)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity				11					11
Treasury stock activity	(9)			52			(1,435)		(1,383)
Preferred stock redemption - Series Q (b)			(480)						(480)
Other				(119)				(22)	(141)
Balance at September 30, 2020 (a)	424	$2,712	$3,516	$12,320	$45,947	$2,997	$(14,216)	$34	$53,310

(a)	The par value of our preferred stock outstanding was less than $.5 million at each date and, therefore, is excluded from this presentation.

(b)	On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interests in such shares.

(c)
Represents the cumulative effect of adopting ASU 2016-02 - Leases related primarily to deferred gains on previous sale-leaseback transactions. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in our 2019 Form 10-K for additional detail.

(d)
Represents the cumulative effect of adopting ASU 2016-13 - Financial Instruments - Credit Losses. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.

The PNC Financial Services Group, Inc. – Form 10-Q 87

Table 65: Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three months ended September 30						Nine months ended September 30
	2020			2019			2020			2019
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Increase in net unrealized gains (losses) on securities	$42	$(9)	$33	$221	$(51)	$170	$2,283	$(525)	$1,758	$1,583	$(363)	$1,220
Less: Net realized gains (losses) reclassified to earnings (a)	32	(7)	25	7	(2)	5	255	(59)	196	27	(6)	21
Net change	10	(2)	8	214	(49)	165	2,028	(466)	1,562	1,556	(357)	1,199
Cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedges	15	(3)	12	84	(19)	65	960	(221)	739	438	(100)	338
Less: Net realized gains (losses) reclassified to earnings (a)	134	(30)	104	5	(1)	4	282	(65)	217	5	(1)	4
Net change	(119)	27	(92)	79	(18)	61	678	(156)	522	433	(99)	334
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	2		2	2		2	(3)	1	(2)	63	(14)	49
Net change	2		2	2		2	(3)	1	(2)	63	(14)	49
Other
Net unrealized gains (losses) on other transactions		10	10	4	(7)	(3)	10	(9)	1	14	(11)	3
Net change	—	10	10	4	(7)	(3)	10	(9)	1	14	(11)	3
Total other comprehensive income (loss) from continuing operations	(107)	35	(72)	299	(74)	225	2,713	(630)	2,083	2,066	(481)	1,585
Total other comprehensive income (loss) from discontinued operations				(23)	4	(19)	148	(33)	115	(29)	6	(23)
Total other comprehensive income (loss)	$(107)	$35	$(72)	$276	$(70)	$206	$2,861	$(663)	$2,198	$2,037	$(475)	$1,562

(a)	Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.

(b)
Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Table 66: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at June 30, 2019	$954	$320	$(483)	$(37)	$754	$(123)	$631
Net activity	165	61	2	(3)	225	(19)	206
Balance at September 30, 2019	$1,119	$381	$(481)	$(40)	$979	$(142)	$837
Balance at June 30, 2020	$2,621	$890	$(412)	$(30)	$3,069	$—	$3,069
Net activity	8	(92)	2	10	(72)		(72)
Balance at September 30, 2020	$2,629	$798	$(410)	$(20)	$2,997	$—	$2,997
Nine months ended
Balance at December 31, 2018	$(80)	$47	$(530)	$(43)	$(606)	$(119)	$(725)
Net activity	1,199	334	49	3	1,585	(23)	1,562
Balance at September 30, 2019	$1,119	$381	$(481)	$(40)	$979	$(142)	$837
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,562	522	(2)	1	2,083	115	2,198
Balance at September 30, 2020	$2,629	$798	$(410)	$(20)	$2,997	$—	$2,997

The following table provides the dividends per share for PNC's common and preferred stock.

Table 67: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Common Stock	$1.15	$1.15	$3.45	$3.05
Preferred Stock
Series B	$.45	$.45	$1.35	$1.35
Series O	$3,375	$3,375	$6,750	$6,750
Series P	$1,531	$1,531	$4,594	$4,594
Series Q	$1,343	$1,343	$4,031	$4,031
Series R			$2,425	$2,425
Series S			$2,500	$2,500
(a) Dividends are payable quarterly other than Series O, Series R, and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters from the Series R and Series S preferred stock.

The PNC board of directors declared a quarterly cash dividend on common stock payable on November 5, 2020 of $1.15 per share, consistent with the second quarter dividend paid on August 5, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 89

NOTE 11 EARNINGS PER SHARE

Table 68: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2020	2019	2020	2019
Basic
Net income from continuing operations	$1,532	$1,181	$1,547	$3,448
Less:
Net income attributable to noncontrolling interests	13	13	27	35
Preferred stock dividends	63	63	181	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income from continuing operations attributable to common shareholders	1,455	1,104	1,336	3,229
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	5	7	13
Net income from continuing operations attributable to basic common shareholders	$1,447	$1,099	$1,329	$3,216
Net income from discontinued operations attributable to common shareholders		$211	$4,555	$589
Less: Undistributed earnings allocated to nonvested restricted shares		1	22	2
Net income from discontinued operations attributable to basic common shareholders		$210	$4,533	$587
Basic weighted-average common shares outstanding	426	444	427	450
Basic earnings per common share from continuing operations (a)	$3.40	$2.47	$3.11	$7.15
Basic earnings per common share from discontinued operations (a)		$.48	$10.61	$1.30
Basic earnings per common share (b)	$3.40	$2.95	$13.73	$8.45
Diluted
Net income from continuing operations attributable to diluted common shareholders	$1,447	$1,099	$1,329	$3,216
Net income from discontinued operations attributable to basic common shareholders		$210	$4,533	$587
Less: Impact of earnings per share dilution from discontinued operations		2	2	7
Net income from discontinued operations attributable to diluted common shareholders		$208	$4,531	$580
Basic weighted-average common shares outstanding	426	444	427	450
Dilutive potential common shares		1	1	1
Diluted weighted-average common shares outstanding	426	445	428	451
Diluted earnings per common share from continuing operations (a)	$3.39	$2.47	$3.11	$7.13
Diluted earnings per common share from discontinued operations (a)		$.47	$10.59	$1.29
Diluted earnings per common share (b)	$3.39	$2.94	$13.70	$8.42

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 69: Fair Value Measurements – Recurring Basis Summary

	September 30, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$583	$77	$660		$817	$2	$819
Commercial mortgage loans held for sale		647	59	706		182	64	246
Securities available for sale
U.S. Treasury and government agencies	$17,946	279		18,225	$16,236	280		16,516
Residential mortgage-backed
Agency		52,928		52,928		36,321		36,321
Non-agency		165	1,438	1,603		73	1,741	1,814
Commercial mortgage-backed
Agency		2,966		2,966		3,118		3,118
Non-agency		3,818	11	3,829		3,372		3,372
Asset-backed		5,032	208	5,240		4,874	240	5,114
Other		4,885	71	4,956		2,834	74	2,908
Total securities available for sale	17,946	70,073	1,728	89,747	16,236	50,872	2,055	69,163
Loans		654	647	1,301		442	300	742
Equity investments (a)	691		1,259	2,236	855		1,276	2,421
Residential mortgage servicing rights			598	598			995	995
Commercial mortgage servicing rights			515	515			649	649
Trading securities (b)	660	1,061		1,721	433	2,787		3,220
Financial derivatives (b) (c)		7,206	137	7,343		3,448	54	3,502
Other assets	344	60		404	339	131		470
Total assets (d)	$19,641	$80,284	$5,020	$105,231	$17,863	$58,679	$5,395	$82,227
Liabilities
Other borrowed funds	$777	$41	$2	$820	$385	$126	$7	$518
Financial derivatives (c) (e)	2	2,565	143	2,710		1,819	200	2,019
Other liabilities			90	90			137	137
Total liabilities (f)	$779	$2,606	$235	$3,620	$385	$1,945	$344	$2,674

(a)	Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)	Included in Other assets on the Consolidated Balance Sheet.

(c)
Amounts at September 30, 2020 and December 31, 2019 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.

(d)
Total assets at fair value as a percentage of total consolidated assets was 23% and 20% as of September 30, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total assets at fair value was 5% and 7% as of September 30, 2020 and December 31, 2019, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2020 and December 31, 2019.

(e)	Included in Other liabilities on the Consolidated Balance Sheet.

(f)
Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both September 30, 2020 and December 31, 2019. Level 3 liabilities as a percentage of total liabilities at fair value was 6% and 13% as of September 30, 2020 and December 31, 2019, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2020 and December 31, 2019.

The PNC Financial Services Group, Inc. – Form 10-Q 91

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2020 and 2019 follow:
Table 70: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2020

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2020
Assets
Residential mortgage loans held for sale	$88				$15	$(10)		$(9)	$3	$(10)	$77
Commercial mortgage loans held for sale	60	$(1)									59
Securities available for sale
Residential mortgage- backed non-agency	1,491	12		$18				(83)			1,438
Commercial mortgage- backed non-agency	19			(8)							11
Asset-backed	210	1		5				(8)			208
Other	72				(1)						71
Total securities available for sale	1,792	13		15	(1)			(91)			1,728
Loans	607	7			63	(3)		(27)			647	$7
Equity investments	1,183	63			60	(47)					1,259	56
Residential mortgage servicing rights	577	11			52		$12	(54)			598	11
Commercial mortgage servicing rights	490	23			8		20	(26)			515	23
Trading securities
Financial derivatives	141	41			3			(48)			137	52
Other assets
Total assets	$4,938	$157		$15	$200	$(60)	$32	$(255)	$3	$(10)	$5,020	$149
Liabilities
Other borrowed funds	$2						$2	$(2)			$2
Financial derivatives	209	$(10)				$1		(57)			143	$(7)
Other liabilities	85	7					17	(19)			90	6
Total liabilities	$296	$(3)				$1	$19	$(78)			$235	$(1)
Net gains (losses)		$160	(f)									$150	(g)

92    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2019
Assets
Residential mortgage loans held for sale	$2				$3			$(1)	$8	$(8)	(e)	$4
Commercial mortgage loans held for sale	73							(1)				72
Securities available for sale
Residential mortgage- backed non-agency	1,976	$23		$(3)				(143)				1,853
Asset-backed	261	2			1			(12)				252
Other	80	1		(3)	5			(6)				77
Total securities available for sale	2,317	26		(6)	6			(161)				2,182
Loans	259	5			93	$(7)	$1	(14)	2	(10)	(e)	329	$4
Equity investments	1,323	48			65	(46)						1,390	50
Residential mortgage servicing rights	997	(100)			22		9	(40)				888	(97)
Commercial mortgage servicing rights	630	(38)			25		13	(35)				595	(38)
Trading securities
Financial derivatives	86	17			6			(19)				90	16
Other assets
Total assets	$5,687	$(42)		$(6)	$220	$(53)	$23	$(271)	$10	$(18)		$5,550	$(65)
Liabilities
Other borrowed funds	$5						$13	$(12)				$6
Financial derivatives	221	$8				$4		(27)				206	$13
Other liabilities	78	14			$16		13	(16)				105	8
Total liabilities	$304	$22			$16	$4	$26	$(55)				$317	$21
Net gains (losses)		$(64)	(f)										$(86)	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 93

(continued from previous page)

Nine Months Ended September 30, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2020
Assets
Residential mortgage loans held for sale	$2				$22	$(12)		$(12)		$90	$(13)	(e)	$77
Commercial mortgage loans held for sale	64	$(2)						(3)					59	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	40		$(81)				(262)					1,438
Commercial mortgage- backed non-agency				(8)						19			11
Asset-backed	240	5		(8)				(29)					208
Other	74			(3)	3			(3)					71
Total securities available for sale	2,055	45		(100)	3			(294)		19			1,728
Loans	300	20			134	(34)		313	(d)		(86)	(e)	647	20
Equity investments	1,276	(68)			173	(122)							1,259	(69)
Residential mortgage servicing rights	995	(408)			113		$34	(136)					598	(408)
Commercial mortgage servicing rights	649	(143)			31		65	(87)					515	(144)
Trading securities
Financial derivatives	54	192			9			(118)					137	200
Other assets
Total assets	$5,395	$(364)		$(100)	$485	$(168)	$99	$(337)		$109	$(99)		$5,020	$(402)
Liabilities
Other borrowed funds	$7						$27	$(32)					$2
Financial derivatives	200	$26				$3		(86)					143	$30
Other liabilities	137	13					54	(116)		$2			90	(2)
Total liabilities	$344	$39				$3	$81	$(234)		$2			$235	$28
Net gains (losses)		$(403)	(f)											$(430)	(g)

94    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2019
Assets
Residential mortgage loans held for sale	$2				$5	$(1)		$(1)	$12	$(13)	(e)	$4
Commercial mortgage loans held for sale	87	$2						(17)				72	$2
Securities available for sale
Residential mortgage- backed non-agency	2,128	59		$18				(352)				1,853
Asset-backed	274	4		6	1			(33)				252
Other	84	1		(4)	8	(3)		(9)				77
Total securities available for sale	2,486	64		20	9	(3)		(394)				2,182
Loans	272	10			126	(18)		(39)	5	(27)	(e)	329	6
Equity investments	1,255	104			260	(229)						1,390	53
Residential mortgage servicing rights	1,257	(362)			87		$23	(117)				888	(353)
Commercial mortgage servicing rights	726	(126)			76		29	(110)				595	(126)
Trading securities	2							(2)
Financial derivatives	25	104			6			(45)				90	100
Other assets	45							(45)
Total assets	$6,157	$(204)		$20	$569	$(251)	$52	$(770)	$17	$(40)		$5,550	$(318)
Liabilities
Other borrowed funds	$7						$39	$(40)				$6
Financial derivatives	268	$58				$5		(125)				206	$65
Other liabilities	58	34			$16	2	66	(71)				105	20
Total liabilities	$333	$92			$16	$7	$105	$(236)				$317	$85
Net gains (losses)		$(296)	(f)										$(403)	(g)

(a)	Losses for assets are bracketed while losses for liabilities are not.

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

The PNC Financial Services Group, Inc. – Form 10-Q 95

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 71: Fair Value Measurements – Recurring Quantitative Information

September 30, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$59	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 4,490bps (2,784bps)
Residential mortgage-backed non-agency securities	1,438	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.5%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.6%)
			Spread over the benchmark curve (b)	278bps weighted-average
Asset-backed securities	208	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.3%)
			Constant default rate	1.0% - 7.2% (3.3%)
			Loss severity	30.0% - 100.0% (59.1%)
			Spread over the benchmark curve (b)	335bps weighted-average
Loans - Residential real estate	436	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.8%)
			Discount rate	4.8% - 6.8% (5.2%)
	125	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	22	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (89.9%)
			Loss severity	0.0% - 98.4% (35.0%)
			Discount rate	4.8% - 6.8% (6.3%)
	64	Consensus pricing (c)	Credit and liquidity discount	17.5% - 97.0% (58.2%)
Equity investments	1,259	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.6x)
Residential mortgage servicing rights	598	Discounted cash flow	Constant prepayment rate	0.0% - 56.0% (24.8%)
			Spread over the benchmark curve (b)	361bps - 3,348bps (927bps)
Commercial mortgage servicing rights	515	Discounted cash flow	Constant prepayment rate	3.7% - 19.2% (4.7%)
			Discount rate	4.5% - 7.9% (7.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(112)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2021
Insignificant Level 3 assets, net of liabilities (d)	173
Total Level 3 assets, net of liabilities (e)	$4,785

96    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$64	Discounted cash flow	Spread over the benchmark curve (b)	530bps - 2,935bps (1,889bps)
Residential mortgage-backed non-agency securities	1,741	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (9.9%)
			Constant default rate	0.0% - 14.1% (4.3%)
			Loss severity	26.6% - 95.7% (51.9%)
			Spread over the benchmark curve (b)	188bps weighted-average
Asset-backed securities	240	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.4%)
			Loss severity	30.0% - 100.0% (57.6%)
			Spread over the benchmark curve (b)	215bps weighted-average
Loans	184	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (76.7%)
			Loss severity	0.0% - 100.0% (14.5%)
			Discount rate	5.0% - 8.0% (5.2%)
	72	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.8% weighted-average
	44	Consensus pricing (c)	Credit and Liquidity discount	0.0% - 99.0% (63.4%)
Equity investments	1,276	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.5x)
Residential mortgage servicing rights	995	Discounted cash flow	Constant prepayment rate	0.0% - 53.8% (13.5%)
			Spread over the benchmark curve (b)	320bps - 1,435bps (769bps)
Commercial mortgage servicing rights	649	Discounted cash flow	Constant prepayment rate	3.5% - 18.1% (4.6%)
			Discount rate	5.6% - 8.1% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(176)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q1 2021
Insignificant Level 3 assets, net of liabilities (d)	(38)
Total Level 3 assets, net of liabilities (e)	$5,051

(a)	Unobservable inputs were weighted by the relative fair value of the instruments.

(b)	The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.

(c)	Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.

(d)
Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.

(e)	Consisted of total Level 3 assets of $5.0 billion and total Level 3 liabilities of $.2 billion as of September 30, 2020 and $5.4 billion and $.3 billion as of December 31, 2019, respectively.

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

Table 72: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2020	December 31 2019	September 30 2020	September 30 2019	September 30 2020	September 30 2019
Assets
Nonaccrual loans	$346	$136	$(38)	$(22)	$(73)	$(55)
OREO and foreclosed assets	25	57	(1)	(2)	(2)	(6)
Long-lived assets	9	5	(4)	(1)	(7)	—
Total assets	$380	$198	$(43)	$(25)	$(82)	$(61)

(a)	All Level 3 for the periods presented.

(b)	Valuation techniques applied were fair value of property or collateral.

(c)
Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q 97

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 6 Fair Value in our 2019 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 73: Fair Value Option – Fair Value and Principal Balances

	September 30, 2020			December 31, 2019
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$642	$613	$29	$813	$792	$21
Accruing loans 90 days or more past due	3	3		2	2
Nonaccrual loans	15	17	(2)	4	4
Total	$660	$633	$27	$819	$798	$21
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$706	$700	$6	$245	$263	$(18)
Nonaccrual loans				1	2	(1)
Total	$706	$700	$6	$246	$265	$(19)
Loans
Accruing loans less than 90 days past due	$491	$504	$(13)	$291	$304	$(13)
Accruing loans 90 days or more past due	247	259	(12)	285	296	(11)
Nonaccrual loans	563	828	(265)	166	265	(99)
Total	$1,301	$1,591	$(290)	$742	$865	$(123)
Other assets	$60	$61	$(1)	$132	$125	$7
Liabilities
Other borrowed funds	$28	$28		$63	$64	$(1)

(a)	There were no accruing loans 90 days or more past due within this category at September 30, 2020 or December 31, 2019.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 74: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2020	2019	2020	2019
Assets
Residential mortgage loans held for sale	$53	$29	$151	$63
Commercial mortgage loans held for sale	$46	$25	$106	$48
Loans	$5	$7	$31	$16
Other assets	$3	$3	$(24)	$24

(a)	The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2020 and December 31, 2019. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 75, see Note 6 Fair Value in our 2019 Form 10-K.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Table 75: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets
Cash and due from banks	$6,629	$6,629	$6,629
Interest-earning deposits with banks	70,959	70,959		$70,959
Securities held to maturity	1,442	1,614	932	489	$193
Net loans (excludes leases)	235,747	241,681			241,681
Other assets	4,071	4,071		3,945	126
Total assets	$318,848	$324,954	$7,561	$75,393	$242,000
Liabilities
Time deposits	$19,755	$19,756		$19,756
Borrowed funds	41,290	41,716		39,996	$1,720
Unfunded lending related commitments	689	689			689
Other liabilities	395	395		395
Total liabilities	$62,129	$62,556		$60,147	$2,409
December 31, 2019
Assets
Cash and due from banks	$5,061	$5,061	$5,061
Interest-earning deposits with banks	23,413	23,413		$23,413
Securities held to maturity	17,661	18,044	832	17,039	$173
Net loans (excludes leases)	229,205	232,670			232,670
Other assets	5,700	5,700		5,692	8
Total assets	$281,040	$284,888	$5,893	$46,144	$232,851
Liabilities
Time deposits	$21,663	$21,425		$21,425
Borrowed funds	59,745	60,399		58,622	$1,777
Unfunded lending related commitments	318	318			318
Other liabilities	506	506		506
Total liabilities	$82,232	$82,648		$80,553	$2,095

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

The PNC Financial Services Group, Inc. – Form 10-Q 99

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 13 Financial Derivatives in our 2019 Form 10-K.

100    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us.
Table 76: Total Gross Derivatives (a)

	September 30, 2020			December 31, 2019
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$27,007			$30,663
Cash flow hedges	20,229	$9		23,642	$6
Foreign exchange contracts:
Net investment hedges	1,160	33		1,102		$6
Total derivatives designated for hedging	$48,396	$42		$55,407	$6	$6
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$55,056			$52,007	$1
Futures (f)	2,809			3,487
Mortgage-backed commitments	13,460	$139	$82	7,738	60	$44
Other	3,580	7	5	3,134	32	23
Total interest rate contracts	74,905	146	87	66,366	93	67
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	278,984	6,167	1,717	249,075	2,769	1,187
Futures (f)	1,252			703
Mortgage-backed commitments	4,187	12	11	3,721	2	6
Other	22,057	231	83	21,379	113	33
Total interest rate contracts	306,480	6,410	1,811	274,878	2,884	1,226
Commodity contracts:
Swaps	5,566	397	375	5,204	234	229
Other	3,042	100	100	4,203	72	72
Total commodity contracts	8,608	497	475	9,407	306	301
Foreign exchange contracts and other	25,044	211	208	27,120	204	162
Total derivatives for customer-related activities	340,132	7,118	2,494	311,405	3,394	1,689
Derivatives used for other risk management activities:
Foreign exchange contracts and other	10,107	37	129	10,201	9	257
Total derivatives not designated for hedging	$425,144	$7,301	$2,710	$387,972	$3,496	$2,013
Total gross derivatives	$473,540	$7,343	$2,710	$443,379	$3,502	$2,019
Less: Impact of legally enforceable master netting agreements		864	864		690	690
Less: Cash collateral received/paid		1,699	1,308		616	790
Total derivatives		$4,780	$538		$2,196	$539

(a)	Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

(b)	Included in Other assets on our Consolidated Balance Sheet.

(c)	Included in Other liabilities on our Consolidated Balance Sheet.

(d)	Represents primarily swaps.

(e)	Includes both residential and commercial mortgage banking activities.

(f)	Futures contracts settle in cash daily and, therefore, no derivative asset or derivative liability is recognized on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – Form 10-Q 101

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

In the 12 months that follow September 30, 2020, we expect to reclassify net derivative gains of $402 million pretax, or $310 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2020. As of September 30, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.

102    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table.
Table 77: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2020
Total amounts on the Consolidated Income Statement	$2,116	$490	$118	$457
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(13)	$141
Derivatives		$14	$(166)
Amounts related to interest settlements on derivatives		$(3)	$149
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$118	$16
For the three months ended September 30, 2019
Total amounts on the Consolidated Income Statement	$2,678	$617	$468	$342
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$76	$(271)
Derivatives		$(73)	$235
Amounts related to interest settlements on derivatives		$4	$16
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$2	$3
For the nine months ended September 30, 2020
Total amounts on the Consolidated Income Statement	$6,853	$1,599	$619	$1,071
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$224	$(1,300)
Derivatives		$(219)	$1,220
Amounts related to interest settlements on derivatives		$(7)	$341
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$262	$19		$1
For the nine months ended September 30, 2019
Total amounts on the Consolidated Income Statement	$7,952	$1,866	$1,433	$1,017
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$250	$(1,068)
Derivatives		$(241)	$948
Amounts related to interest settlements on derivatives		$14	$36
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$(18)	$5		$18

(a)	For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.

(b)	All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.

(c)	Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.

(d)	For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table.

Table 78: Hedged Items - Fair Value Hedges

	September 30, 2020		December 31, 2019
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$3,237	$59	$5,666	$59
Borrowed funds	$28,326	$1,850	$28,616	$548

(a)
Includes $(.2) billion and $(.3) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships for September 30, 2020 and December 31, 2019, respectively.

(b)	Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q 103

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Gains (losses) on net investment hedge derivatives recognized in OCI were $(42) million and $38 million for the three and nine months ended September 30, 2020, respectively, compared with $36 million and $50 million for the same periods in 2019.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 13 Financial Derivatives in our 2019 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table.
Table 79: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$20	$184	$799	$530
Derivatives used for customer-related activities:
Interest rate contracts	59	45	99	84
Foreign exchange contracts and other (b)	43	11	83	64
Gains (losses) from customer-related activities (c)	102	56	182	148
Derivatives used for other risk management activities:
Foreign exchange contracts and other (c)	(106)	103	(1)	39
Total gains (losses) from derivatives not designated as hedging instruments	$16	$343	$980	$717

(a)	Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.

(b)	Includes an insignificant amount of gains (losses) on commodity contracts for all periods presented.

(c)	Included in Other noninterest income on our Consolidated Income Statement.

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

Table 80 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2020 and December 31, 2019. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

104    The PNC Financial Services Group, Inc. – Form 10-Q

Table 80: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$31			$31			$31
Over-the-counter	6,534	$433	$1,673	4,428		$616	3,812
Commodity contracts	497	299	14	184			184
Foreign exchange and other contracts	281	132	12	137		1	136
Total derivative assets	$7,343	$864	$1,699	$4,780	(a)	$617	$4,163
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	1,875	$589	$1,159	127			127
Commodity contracts	475	206	59	210			210
Foreign exchange and other contracts	337	69	90	178			178
Total derivative liabilities	$2,710	$864	$1,308	$538	(b)		$538
December 31, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	2,969	$365	$593	2,011		$215	1,796
Commodity contracts	306	198	18	90			90
Foreign exchange and other contracts	213	127	5	81			81
Total derivative assets	$3,502	$690	$616	$2,196	(a)	$215	$1,981
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	1,279	$475	$692	112			112
Commodity contracts	301	152	17	132			132
Foreign exchange and other contracts	425	63	81	281			281
Total derivative liabilities	$2,019	$690	$790	$539	(b)		$539

(a)	Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.

(b)	Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.

In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits and monitoring procedures.

At September 30, 2020, we held cash, U.S. government securities and mortgage-backed securities totaling $2.6 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $2.1 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 105

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2020 was $2.9 billion for which we had posted collateral of $2.6 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2020 would be $.3 billion.
NOTE 14 LEGAL PROCEEDINGS

We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 14 as well as those matters disclosed in Note 19 Legal Proceedings in Part II, Item 8 of our 2019 Form 10-K, in Note 13 Legal Proceedings in Part I, Item 1 of our first quarter 2020 Form 10-Q, and in Note 14 Legal Proceedings in Part I, Item 1 of our second quarter 2020 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2020, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

USAA Patent Infringement Litigation

In September 2020, a lawsuit (United Services Automobile Association v. PNC Bank N.A., Case No. 2:20-cv-319) was filed in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The plaintiff alleges that PNC’s mobile remote deposit capture systems infringe on two patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for infringement, and attorneys’ fees.

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

106    The PNC Financial Services Group, Inc. – Form 10-Q

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock. See Note 2 Discontinued Operations for additional information on the sale and details on our results and cash flows for the three and nine months ended September 30, 2020 and 2019. Following the sale and donation, PNC only holds shares of BlackRock stock in a fiduciary capacity for clients of PNC.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 81. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP), including the presentation of net income attributable to noncontrolling interests as the segments’ results exclude their portion of net income attributable to noncontrolling interests. The “Other” category also includes our BlackRock held for sale asset. Assets, revenue and earnings attributable to foreign activities were not material in the period presented for comparison.

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

The PNC Financial Services Group, Inc. – Form 10-Q 107

Business Segment Results

Table 81: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2020
Income Statement
Net interest income	$1,383	$1,012	$89	$—	$2,484
Noninterest income	673	723	221	180	1,797
Total revenue	2,056	1,735	310	180	4,281
Provision for (recapture of) credit losses	(157)	211	(19)	17	52
Depreciation and amortization	64	50	11	121	246
Other noninterest expense	1,457	616	200	12	2,285
Income from continuing operations before income taxes (benefit) and noncontrolling interests	692	858	118	30	1,698
Income taxes (benefit)	162	188	27	(211)	166
Net income from continuing operations	$530	$670	$91	$241	$1,532
Average Assets	$98,731	$183,266	$8,361	$171,781	$462,139
2019
Income Statement
Net interest income	$1,393	$911	$70	$130	$2,504
Noninterest income	744	654	216	124	1,738
Total revenue	2,137	1,565	286	254	4,242
Provision for (recapture of) credit losses	147	48	(1)	(11)	183
Depreciation and amortization	60	51	11	125	247
Other noninterest expense	1,476	652	217	31	2,376
Income from continuing operations before income taxes (benefit) and noncontrolling interests	454	814	59	109	1,436
Income taxes (benefit)	107	169	13	(34)	255
Net income from continuing operations	$347	$645	$46	$143	$1,181
Average Assets	$93,222	$168,193	$7,331	$137,963	$406,709
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2020
Income Statement
Net interest income	$4,229	$3,014	$266	$13	$7,522
Noninterest income	2,046	2,143	629	353	5,171
Total revenue	6,275	5,157	895	366	12,693
Provision for credit losses	1,049	2,254	23	103	3,429
Depreciation and amortization	188	149	34	366	737
Other noninterest expense	4,369	1,912	613	(42)	6,852
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	669	842	225	(61)	1,675
Income taxes (benefit)	161	160	52	(245)	128
Net income from continuing operations	$508	$682	$173	$184	$1,547
Average Assets	$98,764	$185,001	$8,041	$152,223	$444,029
2019
Income Statement
Net interest income	$4,118	$2,685	$208	$466	$7,477
Noninterest income	1,996	1,891	719	435	5,041
Total revenue	6,114	4,576	927	901	12,518
Provision for (recapture of) credit losses	356	219	(2)	(21)	552
Depreciation and amortization	170	151	51	366	738
Other noninterest expense	4,361	1,936	656	121	7,074
Income from continuing operations before income taxes (benefit) and noncontrolling interests	1,227	2,270	222	435	4,154
Income taxes (benefit)	291	471	51	(107)	706
Net income from continuing operations	$936	$1,799	$171	$542	$3,448
Average Assets	$92,282	$163,126	$7,247	$133,944	$396,599

(a)	There were no material intersegment revenues for the three and nine months ended September 30, 2020 and 2019.

108    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Products and Services

Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in markets across the Mid-Atlantic, Midwest and Southeast. In 2018, Retail Banking launched its national expansion strategy designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

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

The PNC Financial Services Group, Inc. – Form 10-Q 109

The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products is included in our 2019 Form 10-K.

Retail Banking

Table 82: Retail Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Product
Deposit account fees	$108	$166	$339	$468
Debit card fees	136	139	385	399
Brokerage fees	94	92	273	267
Merchant services	40	55	112	159
Net credit card fees (a)	50	50	130	149
Other	62	65	170	193
Total in-scope noninterest income by product	$490	$567	$1,409	$1,635
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$490	$567	$1,409	$1,635
Total out-of-scope noninterest income (b)	183	177	637	361
Total Retail Banking noninterest income	$673	$744	$2,046	$1,996

(a)
Net credit card fees consists of interchange fees of $121 million and $128 million and credit card reward costs of $71 million and $78 million for the three months ended September 30, 2020 and 2019, respectively. Net credit card fees consists of interchange fees of $341 million and $366 million and credit card reward costs of $211 million and $217 million for the nine months ended September 30, 2020 and 2019, respectively.

(b)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Corporate & Institutional Banking

Table 83: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Product
Treasury management fees	$231	$210	$665	$621
Capital markets fees	132	131	494	407
Commercial mortgage banking activities	31	26	81	75
Other	18	17	55	53
Total in-scope noninterest income by product	$412	$384	$1,295	$1,156
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$412	$384	$1,295	$1,156
Total out-of-scope noninterest income (a)	311	270	848	735
Total Corporate & Institutional Banking noninterest income	$723	$654	$2,143	$1,891

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

110    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group

Table 84: Asset Management Group Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2020	2019	2020	2019
Customer Type
Personal	$164	$155	$465	$459
Institutional	51	58	150	187
Total in-scope noninterest income by customer type	$215	$213	$615	$646
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$215	$213	$615	$646
Total out-of-scope noninterest income (a)	6	3	14	73
Total Asset Management Group noninterest income	$221	$216	$629	$719

(a)	Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

The PNC Financial Services Group, Inc. – Form 10-Q 111

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$51,453	$891	2.31%	$30,714	$657	2.85%
Non-agency	1,527	85	7.43%	1,802	109	8.04%
Commercial mortgage-backed	6,964	140	2.68%	5,549	127	3.05%
Asset-backed	5,115	103	2.70%	5,247	131	3.33%
U.S. Treasury and government agencies	16,714	240	1.88%	18,207	341	2.47%
Other	4,567	120	3.51%	3,316	83	3.36%
Total securities available for sale	86,340	1,579	2.43%	64,835	1,448	2.97%
Securities held to maturity
Residential mortgage-backed	—	—	—	15,582	340	2.91%
Commercial mortgage-backed	—	—	—	571	15	3.59%
Asset-backed	24	—	2.66%	143	4	4.18%
U.S. Treasury and government agencies	783	17	2.85%	765	16	2.84%
Other	648	21	4.32%	1,823	61	4.41%
Total securities held to maturity	1,455	38	3.50%	18,884	436	3.08%
Total investment securities	87,795	1,617	2.45%	83,719	1,884	3.00%
Loans
Commercial and industrial	140,701	3,286	3.07%	123,069	3,919	4.20%
Commercial real estate	28,689	663	3.03%	28,477	950	4.40%
Equipment lease financing	6,958	201	3.85%	7,273	215	3.94%
Consumer	56,279	2,099	4.98%	55,303	2,304	5.57%
Residential real estate	22,292	644	3.85%	19,602	625	4.25%
Total loans	254,919	6,893	3.58%	233,724	8,013	4.54%
Interest-earning deposits with banks	37,582	80.28%		14,708	256	2.32%
Other interest-earning assets	10,028	199	2.64%	12,780	354	3.70%
Total interest-earning assets/interest income	390,324	8,789	2.98%	344,931	10,507	4.04%
Noninterest-earning assets	53,705			51,668
Total assets	$444,029			$396,599
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$59,426	$130.29%		$55,268	$477	1.15%
Demand	80,371	100.17%		64,459	265.55%
Savings	74,279	217.39%		61,627	532	1.15%
Time deposits	21,084	143.91%		20,017	244	1.63%
Total interest-bearing deposits	235,160	590.34%		201,371	1,518	1.01%
Borrowed funds
Federal Home Loan Bank borrowings	11,051	98	1.16%	23,368	467	2.63%
Bank notes and senior debt	28,040	366	1.72%	26,571	675	3.35%
Subordinated debt	5,935	91	2.05%	5,530	169	4.09%
Other	6,199	64	1.33%	6,564	122	2.44%
Total borrowed funds	51,225	619	1.59%	62,033	1,433	3.05%
Total interest-bearing liabilities/interest expense	286,385	1,209.56%		263,404	2,951	1.48%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	90,078			71,736
Accrued expenses and other liabilities	16,251			12,975
Equity	51,315			48,484
Total liabilities and equity	$444,029			$396,599
Interest rate spread			2.42%			2.56%
Impact of noninterest-bearing sources			.15			.35
Net interest income/margin		$7,580	2.57%		$7,556	2.91%
(continued on following page)

112    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended September 30
	2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$52,215	$265	2.03%	$32,926	$223	2.70%
Non-agency	1,437	26	7.26%	1,716	38	8.89%
Commercial mortgage-backed	6,927	44	2.50%	5,728	43	2.97%
Asset-backed	5,033	30	2.44%	5,208	43	3.31%
U.S. Treasury and government agencies	18,724	79	1.64%	17,573	109	2.44%
Other	4,723	39	3.39%	3,053	26	3.41%
Total securities available for sale	89,059	483	2.16%	66,204	482	2.90%
Securities held to maturity
Residential mortgage-backed	—	—	—	15,768	110	2.78%
Commercial mortgage-backed	—	—	—	544	5	3.68%
Asset-backed	—	—	—	79	1	5.48%
U.S. Treasury and government agencies	788	6	2.86%	769	5	2.86%
Other	655	7	4.20%	1,802	19	4.40%
Total securities held to maturity	1,443	13	3.47%	18,962	140	2.98%
Total investment securities	90,502	496	2.18%	85,166	622	2.91%
Loans
Commercial and industrial	139,795	1,008	2.82%	125,356	1,300	4.06%
Commercial real estate	29,081	197	2.65%	28,855	325	4.40%
Equipment lease financing	6,771	64	3.80%	7,272	70	3.82%
Consumer	54,692	645	4.69%	55,702	787	5.61%
Residential real estate	22,753	213	3.74%	20,497	216	4.21%
Total loans	253,092	2,127	3.32%	237,682	2,698	4.47%
Interest-earning deposits with banks	60,327	15.10%		15,632	85	2.17%
Other interest-earning assets	9,752	55	2.23%	14,094	123	3.49%
Total interest-earning assets/interest income	413,673	2,693	2.57%	352,574	3,528	3.95%
Noninterest-earning assets	48,466			54,135
Total assets	$462,139			$406,709
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$63,598	$12.07%		$56,271	$162	1.14%
Demand	87,226	12.05%		65,444	95.58%
Savings	77,479	22.11%		64,054	185	1.14%
Time deposits	20,248	28.58%		21,173	89	1.66%
Total interest-bearing deposits	248,551	74.12%		206,942	531	1.02%
Borrowed funds
Federal Home Loan Bank borrowings	7,196	9.47%		25,883	164	2.48%
Bank notes and senior debt	25,858	71	1.08%	27,409	224	3.21%
Subordinated debt	5,936	22	1.51%	5,189	45	3.53%
Other	4,354	16	1.31%	5,452	35	2.43%
Total borrowed funds	43,344	118	1.06%	63,933	468	2.87%
Total interest-bearing liabilities/interest expense	291,895	192.26%		270,875	999	1.45%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	101,931			72,149
Accrued expenses and other liabilities	15,341			14,529
Equity	52,972			49,156
Total liabilities and equity	$462,139			$406,709
Interest rate spread			2.31%			2.50%
Impact of noninterest-bearing sources			.08			.34
Net interest income/margin		$2,501	2.39%		$2,529	2.84%

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

(b)
Loan fees for the three months ended September 30, 2020 and September 30, 2019 were $38 million and $49 million, respectively. Loan fees for the nine months ended September 30, 2020 and September 30, 2019 were $117 million and $120 million, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 113

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income (GAAP)	$7,522	$7,477	$2,484	$2,504
Taxable-equivalent adjustments	58	79	17	25
Net interest income (Non-GAAP)	$7,580	$7,556	$2,501	$2,529

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2020 are included in the following table.

2020 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 - 31	8	$103.19	—	76,028
August 1 – 31	—	$—	—	76,028
September 1 – 30	919	$107.50	919	75,109
Total	927	$107.47

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

(b)
On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in the open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC's 2019 capital plan. In January 2020, we announced an increase to these programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. We announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic, and will continue the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve's special capital distribution restrictions. We repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve.

114    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 115

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
Financial Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting Shareholder Services at 800-982-7652 or via the online contact form at www.computershare.com/contact us for copies without exhibits, or via email to investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable.
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

116    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 3, 2020 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 117