Form 10-K
period 2020-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2021-02-26
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2020, determined using the per share closing price on that date on the New York Stock Exchange of $105.21, was approximately $44.5 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 5, 2021: 424,020,492
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2020 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2020 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2020 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2020 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2020 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements included in Item 8 of this Report. In this Report, “PNC”, “we”, “us”, “the Company” or “the Corporation” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 196 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS

Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial services companies in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located primarily in markets across the Mid-Atlantic, Midwest and Southeast. We also have strategic international offices in four countries outside the U.S. At December 31, 2020, our consolidated total assets, total deposits and total shareholders’ equity were $466.7 billion, $365.3 billion and $54.0 billion, respectively.

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

Pending Acquisition of BBVA USA Bancshares, Inc.
On November 16, 2020, PNC announced a definitive agreement with BBVA, S.A. to acquire BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA, for a fixed purchase price of $11.6 billion in cash. BBVA USA has over 600 branches in Texas, Alabama, Arizona, California, Florida, Colorado and New Mexico. The transaction is expected to add approximately $102 billion in total assets, $86 billion of deposits and $66 billion of loans to PNC’s Consolidated Balance Sheet and to close in mid-2021, subject to customary closing conditions, including receipt of regulatory approvals. Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report and our Current Reports on Form 8-K dated November 16, 2020 and November 19, 2020 contain additional information regarding this pending acquisition.

Second Quarter Sale of Equity Investment in BlackRock, Inc.
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion. The after-tax gain on the sale of $4.3 billion, and donation expense and BlackRock’s historical results for all periods presented, are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic and public health response to contain it led to a severe recession in the first half of 2020, after the U.S. economy reached a peak in economic activity in February 2020. There is still a great deal of uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound, including whether there will be additional fiscal stimulus from the federal government and, if so, its size, scope and effectiveness.

PNC is committed to putting our resources to work to support our customers, communities and the broader financial system. PNC participated in funding PPP loans under the CARES Act and, at December 31, 2020, had $12.0 billion of PPP loans outstanding, down from the $13.7 billion funded during the second quarter of 2020 as a result of loan forgiveness and repayments. PNC also is participating in funding new and second draw PPP loans in 2021 under the Consolidated Appropriations Act. PNC continues to grant
The PNC Financial Services Group, Inc. – 2020 Form 10-K  1

loan modifications for customers in need through various hardship relief programs. We analyze and make decisions on these modifications based on each individual borrower’s situation. PNC is also assisting customers with the PPP loan forgiveness process. See the Troubled Debt Restructurings and Loan Modifications in the Credit Risk Management portion of the Risk Management section of Item 7 for details on our commercial and consumer loan modifications.

Our retail branches have largely reopened as we continue to prioritize the safety and well-being of our customers and employees, while complying with all state and local health mandates and managing in accordance with Center for Disease Control guidelines. As of February 16, 2021, approximately 98% of PNC branch lobbies were fully opened.

Our technology infrastructure and systems are designed for business resiliency and security. We have leveraged these capabilities and our business continuity plans to execute a work-from-home strategy, which has resulted in many of our employees working from home during 2020 and into 2021. PNC has also implemented various strategies that are designed to promote the health and safety of our employees who need to be on-site to execute their job responsibilities.

See the Supervision and Regulation section of this Item 1 for additional detail on the CARES Act and other governmental responses to the pandemic and its economic and financial impacts. Also see Risk Factors in Item 1A of this Report for a description of the associated risks related to the COVID-19 pandemic.

Subsidiaries

Our corporate legal structure at December 31, 2020 consisted of one domestic subsidiary bank, including its subsidiaries, and 51 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. Our bank subsidiary is PNC Bank, a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	189
Analysis Of Year-To-Year Changes In Net Interest Income	190
Book Values Of Securities	50 and 118-121
Maturities And Weighted-Average Yield Of Securities	50 and 121
Loan Types	49, 64, 123-124 and 191
Selected Loan Maturities And Interest Sensitivity	192
Nonaccrual, Past Due And Restructured Loans And Other Nonperforming Assets	64-76, 104-111, 122-132 and 191
Potential Problem Loans	64-76 and 126
Summary Of Loan Loss Experience	73-76, 131-132 and 193
Allocation Of Allowance For Loan And Lease Losses	73-76 and 193
Average Amount And Average Rate Paid On Deposits	189
Time Deposits Of $100,000 Or More	194
Selected Consolidated Financial Data	39-41
Short-term Borrowings – not included as average balances during 2020, 2019 and 2018 were less than 30% of total shareholders’ equity at the end of each period.

Supervision and Regulation

The PNC Financial Services Group, Inc. is a BHC registered under the BHC Act and a financial holding company under the GLB Act.

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

In addition, we are subject to comprehensive supervision and periodic examination by, among other regulatory bodies, the Federal Reserve and the OCC. These examinations consider not only compliance with applicable laws, regulations and supervisory policies of
2    The PNC Financial Services Group, Inc. – 2020 Form 10-K

the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls and internal audit function, earnings, liquidity and various other factors.

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

The CFPB is responsible for examining us for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to PNC Bank and its affiliates. The results of the CFPB’s examinations (which are not publicly available) also can result in restrictions or limitations on the operations of a regulated entity as well as enforcement actions against a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements.

We also are subject to regulation by the SEC by virtue of our status as a public company and by the SEC and the CFTC due to the nature of some of our businesses. Our businesses with operations outside the U.S. also are subject to regulation by appropriate authorities in the foreign jurisdictions in which they do business.

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

Among the areas that have been receiving a high level of regulatory focus are compliance with the BSA and anti-money laundering laws, capital and liquidity management (including stress testing), the structure and effectiveness of enterprise risk management frameworks, the management of risks associated with the COVID-19 pandemic, the protection of confidential customer information, cyber security, the oversight of arrangements with third-party vendors and suppliers, and compliance with fair lending and other consumer protection laws and regulations, including those governing retail sales practices, fee disclosures, unfair, deceptive or abusive acts or practices, collection practices, and protections for military service members and individuals in bankruptcy.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  3

COVID-19 Relief
Since the outbreak of COVID-19, the U.S. Government has taken a wide variety of actions in order to aid businesses and consumers financially impacted by COVID-19, facilitate the orderly functioning of financial markets, and assist banking organizations in being able to meet the credit and other banking needs of their customers and communities.

The CARES Act, as subsequently amended by the PPP and Health Care Enhancement Act and the Consolidated Appropriations Act, authorizes the SBA and the Treasury Department to expend up to $943 billion to support the issuance by SBA-approved lenders of first-draw loans of up to $10 million and second-draw loans of up to $2 million to small and medium-sized businesses that meet certain size and other eligibility requirements under the PPP. Borrowers may use the proceeds of a PPP loan only for specified purposes (such as meeting payroll) and borrowers can have the loan partially or fully forgiven (and repaid by the SBA) to the extent the borrower expends funds during a limited period following receipt of the loan proceeds for payroll costs or other specified expenses. Eligible businesses may apply for a first-or second-draw PPP loan until March 31, 2021. Borrowers and lenders are required to provide certain certifications and documentation, and conduct certain reviews, in connection with PPP loan applications as specified in the PPP rules and associated guidance, which are subject to change and further clarification by the SBA and Treasury. PNC Bank is participating in the PPP.

The CARES Act also permits residential and multifamily mortgage borrowers with federally backed mortgages to request payment forbearance for up to six months or 30 days, respectively, under a streamlined process if the borrower is experiencing a financial hardship due to the COVID-19 national emergency. The borrower may request an extension of these forbearance periods, for up to an additional six months for residential borrowers and 60 days for multifamily borrowers. Residential mortgage borrowers with federally backed mortgages, and tenants of multifamily borrowers that receive forbearance under these provisions, also benefit from certain foreclosure and eviction protections. For these purposes, federally backed mortgages include those guaranteed or insured by the FNMA, FHLMC, FHA or VA. Under revised Federal Housing Finance Agency policies, servicers of FNMA and FHLMC-guaranteed residential mortgages, such as PNC Bank, will no longer have an obligation to advance scheduled payments on a mortgage loan that is in a mortgage-backed security once the servicer has advanced four months of missed payments on the loan. Various states and municipalities also have imposed new foreclosure and eviction limitations of varying scope and degree in response to the COVID-19 pandemic. The CARES Act also provides consumers certain temporary protections up to 120 days after the termination of the COVID-19 national emergency against the reporting of negative credit information to a credit reporting agency as a result of loan accommodations provided.

The CARES Act, as modified by the Consolidated Appropriations Act, permits financial institutions to temporarily suspend the requirements under GAAP to categorize loan modifications related to the COVID-19 pandemic as a TDR through the earlier of 60 days after the national emergency termination or January 2, 2022, and the determination of such a loan modification as being a TDR. The federal banking agencies, along with the CFPB and the National Credit Union Administration, and separately the FFIEC, released statements that, among other things, clarify the agencies’ and FFIEC’s views on TDRs, including the interaction between agency guidance on TDRs and the CARES Act, and prudent risk management and consumer protection principles. We are following the provisions within the CARES Act, as amended, and the agencies’ and FFIEC’s statements when evaluating our COVID-19 related loan modification requests.

Federal Reserve Liquidity Facilities. To help promote the flow of credit and the orderly functioning of financial markets, the Federal Reserve in 2020 established a number of new lending or liquidity facilities using its emergency lending authority under section 13(3) of the Federal Reserve Act. Many of these facilities are or were supported by funding provided by the Treasury Department, either from the Emergency Stabilization Fund or under the CARES Act. Certain of these facilities (the Primary Market Corporate Credit Facility, Secondary Market Corporate Credit Facility, Municipal Liquidity Facility, Term Asset-Backed Securities Loan Facility and Main Street Lending Facility) have ceased making or purchasing new extensions of credit. The following emergency facilities continue to make or purchase new extensions of credit:

•Commercial Paper Funding Facility, which purchases highly rated unsecured and asset-backed commercial paper issued by eligible U.S. issuers;
•Paycheck Protection Program Lending Facility, which provides lenders funding secured by SBA-guaranteed loans made under the PPP described above;
•Primary Dealer Credit Facility, which provides secured funding to broker-dealers that are registered as primary dealers with the Federal Reserve in exchange for a broad range of collateral; and
•Money Market Mutual Fund Liquidity Facility, which provides liquidity to money market mutual funds by lending to U.S. banking entities in exchange for highly-rated collateral acquired from money market mutual funds.

In October 2020, the Federal banking agencies finalized rules to encourage banking organizations to use the Money Market Mutual Fund Liquidity Facility and Paycheck Protection Program Liquidity Facility. Under the rules, banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of these programs, and they are required to neutralize the effect under the LCR of participating in these programs. The banking
4    The PNC Financial Services Group, Inc. – 2020 Form 10-K

agencies also clarified that, consistent with the CARES Act, covered loans originated by a banking organization under the PPP will receive a zero percent risk weight for regulatory capital purposes, even if not pledged to the Federal Reserve.

In addition, in March 2020, the Federal Reserve announced changes to its discount window lending for insured depository institutions, such as PNC Bank. These changes permit insured depository institutions to borrow from the discount window, on a fully collateralized basis, for periods of up to 90 days, with such loans being prepayable and renewable by the borrowing institution on a daily basis. These changes, which will remain in effect until the Federal Reserve announces otherwise, provide insured depository institutions additional tools for managing their liquidity profile, including for purposes of the LCR. The Federal Reserve must publicly disclose the details (including the name of the borrower or counterparty) of discount window transactions and transactions conducted by facilities established by the Federal Reserve on a delayed basis.

The Federal banking agencies, CFPB, SEC, and CFTC have issued other rules, guidance, statements, orders or other actions to, among other things, facilitate the continued provision of financial services, encourage financial institutions to work with customers affected by the pandemic, and reduce operational or regulatory challenges resulting from the pandemic and the private-sector and governmental actions designed to mitigate its effects. These actions and statements, among others, clarified when appraisals or evaluations are required for real estate-secured transactions and allowed required appraisals and evaluations to be deferred in certain circumstances, encouraged banking organizations to use their capital and liquidity buffers to continue to provide credit to customers and support the smooth functioning of markets, and encouraged financial institutions to make available small-dollar loans to consumers and small businesses affected by COVID-19.

Banking Regulation and Supervision
Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. The foundation of the agencies’ regulatory capital rules is the international regulatory capital framework developed by the Basel Committee, the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions. The regulatory capital rules establish minimum requirements for the ratio of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratio of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements. The agencies’ regulatory capital rules have undergone significant change since 2013, when the agencies adopted final rules to implement the Basel Committee’s international regulatory capital framework, known as “Basel III”, as well as certain provisions of the Dodd-Frank Act.

In 2019, the federal banking agencies adopted rules to better tailor the application of their capital, liquidity and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization (the “2019 Tailoring Rules”). Effective January 1, 2020, the agencies’ capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital and liquidity requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III firms because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. PNC and PNC Bank would become a Category I or II institution, and subject to more stringent capital and liquidity standards, if PNC were at some point in the future to have $700 billion or more in total consolidated assets, be designated as a GSIB, or have $75 billion or more in cross-jurisdictional activity. As of December 31, 2020, PNC had cross-jurisdictional activities for these purposes of $13.3 billion. PNC does not expect the pending acquisition of BBVA, if consummated, would affect its classification as a Category III institution.

The regulatory capital rules generally divide regulatory capital into three components: CET1 capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, and qualifying minority interest less required deductions. Prior to January 1, 2020, CET1 capital for PNC and PNC Bank also included AOCI related to both available for sale securities and pension and other post-retirement plans. Effective January 1, 2020, and as permitted by the 2019 Tailoring Rules, PNC and PNC Bank elected to exclude AOCI related to these items from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less required deductions. Tier 2 capital generally comprises qualifying subordinated debt and, subject to certain quantitative limits, ACL, less any required deductions from Tier 2 capital. The regulatory capital rules limit the extent to which minority interests in consolidated subsidiaries may be included in regulatory capital. Total capital is the sum of Tier 1 capital and Tier 2 capital, less the deductions required from Total capital.

Under the regulatory capital rules effective as of January 1, 2020, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such items individually exceed 25% of the institution’s adjusted CET1 capital. As of December 31, 2020, PNC and PNC Bank’s investments in unconsolidated financial institutions, MSRs and deferred tax assets did not exceed this threshold.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  5

The agencies’ capital rules also permit banking organizations to elect to phase-in, on a straight-line basis over a three-year period, the day-one regulatory capital effects of implementing the FASB’s ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as the CECL standard. PNC implemented the CECL standard effective January 1, 2020, but elected not to implement the phase-in of the day-one regulatory capital effects of the standard. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Report for more detail on the CECL standard. Separately, the Federal banking agencies adopted a rule that permits banking organizations that are subject to CECL during 2020 to delay CECL’s estimated impact on CET1 capital. CECL’s estimated impact on CET1 capital is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. For institutions electing to utilize this CECL transition rule for regulatory capital, the estimated CECL impact is added to CET1 through December 31, 2021, then phased-out over the following three years. PNC and PNC Bank have elected this five-year transition period effective March 31, 2020, which impacts regulatory capital ratios disclosed in this Report.

PNC and PNC Bank are required to use the standardized approach for determining a banking organization’s risk-weighted assets for purposes of calculating the risk-based capital ratios. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by risk weights set forth in the rules, with the risk weights increasing as the perceived credit risk of the relevant asset or exposure increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. High volatility commercial real estate, past due, securitization and equity exposures, as well as MSRs and deferred tax assets that are not deducted from capital, are generally subject to higher risk weights than other types of exposures. Under the market risk capital rule, risk-weighted asset amounts for covered trading positions are determined based on the calculation of VAR (including stressed value-at-risk), specific risk, incremental risk and comprehensive risk amounts, as specified in the capital rules.

We refer to the capital ratios calculated using the definition of capital under the agencies’ Basel III capital rules and, for the risk-based ratios, standardized risk-weighted assets, as our Basel III regulatory capital ratios.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” In 2020, the Federal Reserve introduced a CET1 SCB for BHCs subject to the Federal Reserve’s CCAR process, such as PNC. The SCB is calculated based on the difference between a firm’s starting and minimum CET1 ratio (as projected by the Federal Reserve) in the Supervisory Severely Adverse scenario during the CCAR process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2020, PNC’s SCB for the period from the fourth quarter of 2020 through the third quarter of 2021 was set at 2.5%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

PNC and PNC Bank must maintain risk-based capital above the minimum risk-based capital ratio requirements plus its SCB (in the case of PNC) or capital conservation buffer (in the case of PNC Bank) in order to avoid limitations on capital distributions, including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock, and certain discretionary incentive compensation payments. As a result, PNC and PNC Bank must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a Total capital ratio of at least 10.5% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. Because PNC’s SCB is established as part of the CCAR process, and is based on PNC’s projected performance (as determined by the Federal Reserve) under the relevant Supervisory Severely Adverse scenario (which can change, potentially materially, from stress test to stress test), PNC’s SCB may vary, potentially materially, over time and, thus, PNC may be required to maintain capital above these levels to avoid limitations on capital distributions and certain discretionary incentive compensation payments. In addition, while a firm’s SCB is typically determined as part of the Federal Reserve’s annual CCAR process, the Federal Reserve has reserved the right to conduct supervisory stress tests, require a firm to submit a revised capital plan, and calculate a firm’s SCB, more frequently. BHCs subject to a SCB, such as PNC, generally may increase their capital distributions without seeking prior Federal Reserve approval, provided the BHC otherwise complies with its SCB and any other applicable capital or capital distribution requirements. However, in light of ongoing economic uncertainty related to the COVID-19 pandemic, the Federal Reserve has imposed special limitations on dividends and share repurchases by CCAR-participating BHCs during the first quarter of 2021 and these restrictions may be continued in future quarters, potentially in modified form.

For Category III banking organizations (such as PNC and PNC Bank), these higher SCB or capital conservation buffer levels above the regulatory minimums could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero in the U.S. A Federal Reserve policy statement establishes the framework and factors the Federal Reserve would use in setting and adjusting the amount of the U.S. countercyclical capital buffer. Covered banking
6    The PNC Financial Services Group, Inc. – 2020 Form 10-K

organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, PNC and PNC Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11%, and a Total capital ratio of at least 13% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, and require Category III banking organizations to maintain a minimum amount of Tier 1 capital as compared to total leverage exposure, referred to as the SLR. Total leverage exposure takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%, and Category III banking organizations must maintain a minimum SLR of 3.0%. As of December 31, 2020, the leverage and SLR ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum TLAC, or enhanced SLR requirements that apply to U.S. GSIBs.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s SLR (if applicable). Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, as a financial holding company, PNC and PNC Bank must remain “well capitalized.”

At December 31, 2020, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.

In addition to regulatory capital requirements, we are subject to the Federal Reserve’s capital plan rule, capital stress testing requirements and CCAR process, as well as the DFAST requirements of the Federal Reserve and the OCC.

As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital planning process of BHCs, including PNC, that have $100 billion or more in total consolidated assets. For us, this capital planning assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the company’s planned capital actions, such as plans to pay or increase common stock dividends, engage in common stock repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments, during the nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macro-economic scenarios, including a supervisory severely adverse scenario provided by the Federal Reserve. The Federal Reserve’s capital plan rule provides that a BHC must resubmit a new capital plan prior to the next annual submission date if, among other things, there has been or will be a material change in the BHC’s risk profile, financial condition or corporate structure since its last capital plan submission. In light of the economic uncertainty presented by the COVID-19 pandemic, the Federal Reserve required large BHCs like PNC to resubmit their capital plans and additional stress test results in December 2020. The Federal Reserve has indicated that it expects to complete the review of these resubmitted capital plans in early 2021.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  7

may result in supervisory directives that require the firm to address the identified deficiencies and, potentially, a downgrade in the BHC’s supervisory capital positions and planning rating.

In connection with the 2021 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2020, with the Federal Reserve by April 6, 2021. We expect to receive the Federal Reserve’s response to the capital plan submitted as part of the 2021 CCAR, as well as PNC’s preliminary SCB for the period from the fourth quarter of 2021 through the third quarter of 2022, in June 2021. The Federal Reserve must provide firms their final SCB for this period by August 31, 2021, which would reflect any changes made to the firm’s planned common stock dividends to remain in compliance with the firm’s SCB.

As part of the annual CCAR and DFAST processes, the Federal Reserve releases certain revenue, loss and capital results for each participating firm from its supervisory stress testing exercises. As a Category III institution, PNC must conduct a company-run DFAST stress test biennially in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macro-economic scenario and applying the agencies’ DFAST capital action assumptions.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee’s Basel III framework also includes short-term liquidity standards (LCR) and long-term funding standards (NSFR).

The U.S. banking agencies’ LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions prescribed in the rules (net cash outflow). A company’s LCR is the amount of its HQLA, as calculated in accordance with the haircuts and limitations in the rule, divided by its net cash outflows, with the quotient expressed as a percentage. The regulatory minimum LCR that covered banking organizations are required to maintain is 100%. PNC and PNC Bank are required to calculate the LCR on a daily basis. If either institution’s LCR is below the minimum requirement for three consecutive business days, the institution must promptly provide its regulator with a plan for achieving compliance with the minimum LCR requirement. At December 31, 2020, the LCR for PNC and PNC Bank exceeded the required minimum levels.

The NSFR is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. In 2020, the federal banking agencies finalized rules that would implement the NSFR in the U.S., which become effective July 1, 2021. The rules require a covered BHC to calculate its NSFR as the ratio of its ASF to its RSF amount over a one-year horizon. The regulatory minimum ratio for all covered banking organizations (expressed as a percentage) is 100%. PNC and PNC Bank are required to calculate the NSFR on an ongoing basis. If either institution’s NSFR falls, or is likely to fall below, the minimum requirement, the institution must provide its regulator with a plan for achieving compliance with the minimum NSFR requirement. We expect PNC and PNC Bank to be in compliance with the NSFR when it becomes effective.

As Category III institutions with less than $75 billion in weighted short-term wholesale funding, PNC and PNC Bank are subject to reduced LCR and NSFR requirements, with each company’s LCR net outflows and RSF (as calculated under the rules) reduced by 15%, thereby reducing the amount of HQLA or ASF each institution must hold to meet the LCR and NSFR minimum requirements, respectively. As of December 31, 2020, PNC had weighted short-term wholesale funding for these purposes of $31.4 billion.

The Federal Reserve requires large BHCs, including PNC, to publicly disclose certain quantitative and qualitative measures of their LCR- and NSFR-related liquidity profile. These disclosures include major components used to calculate the LCR and NSFR (e.g., HQLA, cash outflows and inflows for the LCR, and ASF and RSF for the NSFR, at the consolidated parent company), and a qualitative discussion of the BHC’s LCR and NSFR results, including, among other things, key drivers of the results, composition of HQLA and ASF, and concentration of funding sources.

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

Source of Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank is also subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 20 Regulatory Matters in the
8    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Notes To Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

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

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company (referred to as the SCCL), and certain oversight and governance responsibilities for PNC’s Chief Risk Officer, the Board of Directors, and the Risk Committee of the Board of Directors. Under the Federal Reserve’s SCCL rules, PNC’s aggregate net credit exposure (including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities and derivative transactions) to any unaffiliated counterparty may not exceed 25% of PNC’s Tier 1 capital.

The Federal Reserve is required to impose a maximum 15-to-1 debt to equity ratio on a BHC if the federal agencies that comprise the FSOC determine that the company poses a grave threat to the financial stability of the U.S. and that the imposition of such a debt-to-equity requirement would mitigate such risk. The Federal Reserve also is required to establish early remediation requirements for BHCs with more than $250 billion in total assets and continues to work towards finalizing these requirements.

The Federal Reserve may continue to develop the set of enhanced prudential standards that apply to large BHCs in order to further promote the resiliency of such firms and the U.S. financial system. For additional information, see Item 1A Risk Factors of this Report.

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC, such as PNC, to become a “financial holding company” and thereby engage in, or affiliate with companies engaging in, a broader range of financial activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies, insurance agents and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company in 2000. A BHC qualifies to become a financial holding company if the BHC and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the CRA of Satisfactory or better. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and we generally are permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  9

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than Satisfactory. A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than Satisfactory. At December 31, 2020, PNC Bank had an Outstanding rating with respect to CRA.

In 2020, the OCC finalized rules to modernize its regulations implementing the CRA. The rules significantly alter what activities by a bank qualify for CRA credit, where such activities must be conducted to receive credit, how the agencies measure a bank’s CRA performance, and how a bank must document and report its CRA qualifying activities. The new rules would go into effect for PNC Bank on January 1, 2023.

Volcker Rule. The Volcker Rule and its implementing regulations prohibit banking entities from engaging in short-term trading as principal and having certain ownership interests in and relationships with hedge funds, private equity funds, and certain other private funds (together, “covered funds”), unless an exemption or exception applies. For example, the exemptions under the Volcker Rule allow banking entities to trade as principal for securities underwriting, market making and risk-mitigating hedging purposes, subject to a variety of conditions. As a result of rule changes adopted in 2019, PNC and PNC Bank are subject to simplified and tailored compliance program requirements because each entity has trading assets and liabilities of less than $20 billion.

To date, the prohibitions under the final Volcker Rule regulations have not had a material effect on our businesses or revenue; however it is possible that the regulations may be modified in the future. Moreover, the conditions for engaging in exempted trading activities and having permissible relationships with a private fund under the regulations could, depending on the agencies’ approach to interpreting them, cause us to forego engaging in hedging or other transactions that we would otherwise undertake in the ordinary course of business and, thus, to some extent, may limit our ability to most effectively hedge our risks, manage our balance sheet or provide products or services to our customers. We also have divested prohibited investments in covered funds and received extensions allowing an extended conformance period for our remaining $0.1 billion interests in illiquid covered funds.

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

Moreover, less than satisfactory examination ratings, lower capital ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large banks, including PNC Bank. The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. If the OCC determines that a covered national bank is not in compliance with these or other enforceable guidelines (including guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

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

10    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies, and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements. As a result of the amount of PNC common stock held by its advised mutual funds and other accounts, the Vanguard Group is considered a principal shareholder of PNC Bank for purposes of these regulations. The federal banking agencies have issued an interagency statement addressing the application of these insider lending restrictions to the other portfolio companies owned or controlled by the advised funds and accounts of a fund complex that could be considered a principal shareholder of a bank, which is effective through January 1, 2022.

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

The trust, investment advisory and other fiduciary activities conducted by PNC Bank also are subject to the OCC’s regulations governing the fiduciary activities of national banks, as well as applicable state fiduciary laws. The OCC’s regulations, among other things, set standards for the administration of fiduciary accounts, prohibit or govern potential conflicts of interests, and establish recordkeeping requirements for fiduciary accounts.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or BHC, or to merge or consolidate with any other BHC. The BHC Act and other federal law enumerates the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the U.S.; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the insured depository institutions involved in the transaction.

The Federal Reserve’s prior approval also is required, and similar factors are considered, for a BHC to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of a savings association or savings and loan holding company, or to merge or consolidate with a savings and loan holding company. In cases involving interstate bank acquisitions, the Federal Reserve also must consider the concentration of deposits nationwide and in certain individual states. A BHC is generally prohibited from merging or consolidating with, or acquiring, another company or bank if upon consummation the resulting company would control 10% or more of deposits in the U.S. or a state, or if the resulting company’s liabilities would exceed 10% of the aggregate liabilities of the U.S. financial sector (including the U.S. liabilities of foreign financial companies). In extraordinary cases, the FSOC, in conjunction with the Federal Reserve, could order the break-up of financial firms that are deemed to present a grave threat to the financial stability of the U.S.

OCC prior approval is required for PNC Bank to acquire another insured bank or savings association by merger or to acquire deposits or substantially all of the assets of such institutions. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve in connection with the acquisition of a bank or BHC. Approval of the OCC and the FDIC is required to merge a nonbank entity into PNC Bank. PNC and PNC Bank have requested the prior approval of the Federal Reserve and the OCC, respectively, to acquire BBVA and BBVA USA, and to merge BBVA with and into PNC and BBVA USA with and into PNC Bank.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  11

examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC, including brokered deposits. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

PNC Bank is subject to certain enhanced deposit insurance recordkeeping requirements adopted by the FDIC, which are designed to assist the FDIC to promptly determine whether, or to what extent, a large bank’s deposits are covered by deposit insurance if the bank were to fail. These requirements became effective on April 1, 2020. Banks may request an extension of this compliance date in certain circumstances for up to one year.

Federal banking laws and regulations also apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For instance, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval. In addition, brokered deposits are generally subject to higher outflow assumptions than other types of deposits for purposes of the LCR. In December 2020, the FDIC finalized rules that establish a new framework for determining whether deposits are considered “brokered.”

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies.

PNC’s next resolution plan is scheduled to be a targeted plan and is due to be filed by December 17, 2021. The agencies, however, have reserved the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. In January 2021, the FDIC lifted the moratorium that it had instituted on resolution plan filings by insured depository institutions, but it is unclear at this time when PNC Bank’s next resolution plan will be due. Depending on how the agencies conduct their review of the resolution plans submitted by PNC and PNC Bank, these requirements could affect the ways in which PNC structures and conducts its business and result in higher compliance and operating costs.

PNC Bank also is subject to OCC guidelines that establish standards for recovery planning. These guidelines require a covered bank to develop and maintain a recovery plan that is evaluated and updated annually that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. The recovery plan guidelines are enforceable in the same manner as the other guidelines the OCC has established.

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
12    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Practices Act, and payday, vehicle title, and certain high-cost installment loans and may establish, or modify, rules governing other aspects of consumer financial products or services in the future.

Securities and Derivatives Regulation
Our registered broker-dealer and investment adviser subsidiaries are subject to the Exchange Act, and the Investment Advisers Act of 1940, respectively, and related rules and regulations promulgated by the SEC. These rules, for example, require that broker-dealers and investment advisers act in a customer’s best interest when making investment recommendations to retail customers, which includes managing conflicts of interest, providing required disclosures and exercising a duty of care in making investment recommendations. FINRA is the primary self-regulatory organization for our registered broker-dealer subsidiaries. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

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

PNC Bank is provisionally registered as swap dealer with the CFTC. Because of the limited volume of our security-based swap dealing activities, PNC Bank has not registered (and currently does not intend to register) with the SEC as a security-based swap dealer.

PNC Bank’s derivatives and foreign exchange businesses are subject to the regulations and requirements imposed on CFTC-registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. The CFTC’s comprehensive and significant regulations are intended to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives and foreign exchange markets, (iii) provide enhanced disclosures and protections to customers and (iv) promote market integrity. Among other things, these regulations (i) require that, absent certain specified exemptions, most standardized swaps be centrally cleared through a regulated clearing house and be traded on a centralized exchange or swap execution facility; (ii) subject PNC Bank to capital requirements in excess of historical practice; (iii) subject PNC Bank to comprehensive recordkeeping, regulatory reporting and real-time public reporting requirements; (iv) subject PNC Bank to various business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives, and any conflicts of interest associated with their swap; (v) impose special duties on PNC Bank when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment); and (vi) impose margin requirements on certain swaps that are not centrally cleared through a regulated clearing house.

The regulations and requirements applicable to PNC Bank, as a provisionally registered CFTC swap dealer, have and will continue to impose compliance burdens on PNC Bank and introduce additional legal risks (including as a result of applicable anti-fraud and anti-manipulation provisions and private rights of action). In addition, failure to comply with the “pay-to-play” regulations that govern our swap and municipal securities businesses could result in limitations on PNC Bank’s ability to conduct swap and municipal securities business with state or local governments and their authorities.

Regulations of Other Agencies
In addition to regulations issued by the federal banking, securities and derivatives regulators, we also are subject to regulations issued by other federal agencies with respect to certain financial products and services we offer. For example, certain of our fiduciary, brokerage and investment management activities are subject to regulations issued by the Department of Labor under ERISA and related provisions of the Internal Revenue Code and certain of our student lending and servicing activities are subject to regulation by the Department of Education.

Competition
We are subject to intense competition from other regulated banking organizations, as well as various other types of financial institutions and non-bank entities that can offer a number of similar products and services without being subject to bank regulatory supervision and restrictions.

PNC Bank competes for deposits and/or loans with:
•Other commercial banks,
•Savings banks,
•Credit unions,
•Consumer finance companies,
The PNC Financial Services Group, Inc. – 2020 Form 10-K  13

•Leasing companies,
•Other non-bank lenders,
•Financial technology companies,
•Treasury management service companies,
•Insurance companies, and
•Issuers of commercial paper and other securities, including mutual funds.

In providing asset management services, our businesses compete with:
•Investment management firms,
•Large banks and other financial institutions,
•Brokerage firms,
•Financial technology companies,
•Mutual fund complexes, and
•Insurance companies.

Our various non-bank businesses engaged in investment banking and alternative investment activities compete with:
•Commercial banks,
•Investment banking firms,
•Collateralized loan obligation managers,
•Hedge funds,
•Mutual fund complexes,
•Merchant banks,
•Insurance companies,
•Private equity firms, and
•Other investment vehicles.

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

Human Capital
Employees totaled 51,257 at December 31, 2020. This total included 49,549 full-time and 1,708 part-time employees, of which 27,621 full-time and 1,611 part-time employees were employed in our Retail Banking business.

Part of PNC’s ability to compete effectively depends on our ability to attract new employees and retain and develop our existing employees. In support of our employees, our strategic human capital goals include:
•Advancing PNC’s talent-focused culture by developing strong leaders who exemplify our Leadership Standards, a set of standards designed to hold managers accountable for intentional inclusion, living our Corporate Values, enabling change, achieving results and developing the best talent and providing them with the tools and insights to effectively manage our people.
•Focusing on the development and retention of diverse, high performing talent and providing employees with opportunities for professional growth, career mobility and health and financial wellness.
•Supporting a strong, ethical culture anchored in our Corporate Values and doing the right thing for our employees, customers and shareholders.
•Continuing to focus on improving workforce diversity and creating an equitable and inclusive work place.

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders and we measure our managers against our Leadership Standards. Our talent acquisition priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands we fill approximately 62% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 500 interns and 500 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas.
14    The PNC Financial Services Group, Inc. – 2020 Form 10-K

•Diversity, equity and inclusion. We focus on attracting, developing and retaining a diverse workforce that reflects and is equipped to meet the needs of our diverse customer base. We measure representation of LGBTQ+, people with disabilities, veterans, women and across all races and certain ethnicities as self-disclosed by our employees. As of December 31, 2020, approximately 59% of PNC’s workforce and 50% of PNC’s employees in managerial roles were women. People of color represented approximately 29% of PNC’s workforce, including 22% of our employees in managerial roles, as of December 31, 2020.
•Total rewards. We design our compensation and benefits programs to focus on three key aspects of employee well-being: health, money and quality of life. These programs include competitive base salaries and, depending on eligibility, cash incentive or stock-based award opportunities, an Employee Stock Purchase Plan, a 401(k) Plan with employer match, a pension plan, healthcare, life insurance and disability benefits, health savings and dependent care flexible spending accounts, paid time off, paid maternity and parental leave, family care resources, flexible work schedules, a robust wellness program with incentives, adoption assistance, employee assistance programs, educational assistance and on-site health care and child care services, among others. Additionally, we conduct pay equity analyses to determine if employees are being compensated fairly and consistently across roles.
•Employee engagement. Twice a year, PNC conducts employee surveys to measure employee engagement because we believe that engaged employees have lower attrition rates and improved customer outcomes.

PNC continues to recognize the impacts that the COVID-19 pandemic has had and will likely continue to have on our Human Capital. For more information on COVID-19 related impacts to our Human Capital, see the "Coronavirus (COVID-19) Pandemic" section of this Item 1.

SEC Reports and Corporate Governance Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  15

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

When warranted, we will also use our website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than “About Us - Investor Relations.”

We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve’s rules require quantitative and qualitative disclosures about our LCR and, beginning in 2023, our NSFR. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.

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

The following are the material risk factors that affect us of which we are currently aware. Any one or more of these risk factors could have a material adverse impact on our business, financial condition, results of operations or cash flows. In addition, these risks present other possible adverse consequences, including those described below. These risk factors and other risks we face are also discussed further in other sections of this Report. Thus, the risk factors below should not be considered a complete list of potential risks that we may face.

Summary

The following is a summary of the Risk Factors disclosure in this Item 1A:
•The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.
•Our business and financial performance are vulnerable to the impact of adverse economic conditions.
•The policies of the Federal Reserve and other governmental agencies and the impact of government legislation, regulation and policy and other political factors on the economy, interest rates, overall financial market performance and banking organizations could have an adverse effect on our business and financial performance and our ability to pay dividends or otherwise return capital to shareholders.
•The likely discontinuance of the submission of rates for the calculation of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.
•Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
•We are subject to risks related to the use of technology which is critical to our ability to maintain or enhance the competitiveness of our businesses and is dependent on having the right to use the underlying intellectual property. We could
16    The PNC Financial Services Group, Inc. – 2020 Form 10-K

also suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology, including as a result of third party breaches of data security either at PNC or at third parties handling PNC information.
•Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties, by market interest rates and movements in those rates and changes in the values of financial assets.
•We are subject to risks related to inaccurate estimates and assumptions, such as those used in our asset and liability valuations and the determination of the amount of loss allowances and impairments, and to risks related to poorly designed and implemented models that are extensively used in our business.
•We operate in a highly competitive environment and our success depends on our ability to attract and retain customers and talented employees and we are at risk for an adverse impact on our business due to damage to our reputation.
•We are subject to operational risks as a result of our dependence on the effectiveness and integrity of our employees and on third party vendors, service providers and other counterparties over whom we do not have direct control.
•We are subject to risks related to growing our business in part by acquiring other financial services business from time to time as these acquisitions, including the pending acquisition of BBVA, present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.
Starting in early 2020 and continuing into 2021, federal, state and local governments have responded to the COVID-19 pandemic by enacting a variety of measures to manage the related public health effects, including restricting travel, limiting the conduct of businesses and controlling individual interactions such as through required social distancing measures. Collectively, these measures, together with voluntary changes in behavior, led to a substantial decrease in economic activity and a dramatic increase in unemployment in the second quarter of 2020. Governmental bodies also enacted laws designed to stabilize the economy and provide relief to businesses and individuals to mitigate the consequences of COVID-19 and the policies restricting the operation of businesses and the movement of individuals.

While economic conditions have improved, economic activity remains below its pre-pandemic level, with the partial recovery inconsistent across different geographic regions, sectors, companies and individuals and subject to setbacks as conditions related to the pandemic fluctuate. If efforts to contain COVID-19 are unsuccessful and restrictions on businesses and activities continue in place for extended periods or are increased, the recovery would likely be much weaker and the economy could fall back into recession. While several vaccines have been approved for use and others remain in development or clinical trials, significant uncertainty remains regarding the speed with which effective vaccines can be manufactured and widely distributed and the willingness of individuals to get vaccinated. As a result, there is still a great deal of uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound, including whether there will be additional fiscal stimulus from the federal government and, if so, its size, scope and effectiveness. Accordingly, the outbreak and its consequences, including responsive measures to manage it, had and are likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance. The longer the public health crisis lasts and the greater its severity, the greater the likely adverse impact on the economy, our customers and our business and financial performance. The following are examples of the most likely impacts on PNC:
•The deterioration of national and global economic conditions and elevated levels of unemployment have negatively affected and are likely to continue to negatively affect, possibly materially, our financial performance and operations. The following are the key factors contributing to this risk:
◦There is a greater likelihood that more of our commercial and consumer customers or counterparties will become delinquent on their loans or other obligations to us, which, in turn, will result in a higher level of non-performing loans and net charge-offs, particularly in the sectors most adversely impacted by the pandemic. Even if a loan returns to full performing status, it may be on modified terms that result in, for example, a term extension, interest rate reduction or principal deferral or forgiveness. Increases in loan delinquencies or modifications will also result in increased administrative costs. In addition, given the uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound, our provision for credit losses may be more volatile period-to-period with a corresponding increase in period-to-period volatility in our net income.
◦There has been and there is likely to continue to be a decrease in the demand for certain of our products and services which could be further exacerbated if customers lose confidence due to concerns regarding the economy. We have also waived certain fees associated with our products and services for customers affected by the pandemic and may continue to do so. In addition, while customer deposits have grown aiding our liquidity, future changes in behavior resulting in declining deposit balances would likely increase our funding costs and reduce our net interest income and liquidity resources.
◦These rapidly changing and unprecedented market conditions have impacted and may continue to impact the valuation of assets as reported within our consolidated financial statements, as well as causing substantial reductions
The PNC Financial Services Group, Inc. – 2020 Form 10-K  17

in the value of our assets under management, all with the possible effects described in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.”
◦Although PNC’s capital levels continue to be strong, the degradation in economic conditions also has and is likely to continue to negatively affect our capital position, possibly materially, which is critical to our ability to operate and grow our business. In addition, continued or accelerated disruption and volatility in the financial markets or long-lasting or deeper recessionary conditions may diminish our access to the capital markets or result in or contribute to downgrades of our credit ratings. We have suspended our discretionary common share repurchase program and may take further actions that would limit a return of capital to shareholders, including potentially a reduction or suspension of the dividend payable to common shareholders, as a result of these conditions and their effect on our financial performance and position or as a result of regulatory guidance.
•Some of the legislation responsive to the outbreak, including the CARES Act and the Consolidated Appropriations Act, provides for certain commercial and consumer protections which have altered and may continue to alter the profitability of the transactions in which we engage, such as by allowing borrowers to delay payments on loans or other obligations and imposing other costs on us. These laws have also delayed and restricted and may continue to delay or restrict our ability to realize the value of collateral by, for example, providing temporary foreclosure protection and eviction protection even when customers are in breach of their obligations to us. These laws may be extended or increased in scope, and other laws may be enacted in response to the pandemic that have similar or broader effects on us. We may also be limited in our ability to realize the value of collateral as a result of court closures and related delays. Moreover, collateral may be liquidated at prices insufficient to recover the full amount of exposure to us as a result of deteriorating economic conditions and volatile markets. See Supervision and Regulation in Item 1 of this Report for more information on PNC’s implementation of these programs.
•Other laws related to employee benefits and the treatment of employees have negatively impacted and may continue to negatively impact us by increasing administrative, compensation and benefits costs by, for example, mandating coverage of certain COVID-19 related testing and treatment or mandating additional paid or unpaid leave. Further governmental action that is taken to mitigate the economic effects of the pandemic, as well as additional compensation or benefit actions taken by PNC, could adversely affect our financial condition and results of operations, possibly materially, in other ways that are not known now.
•In response to the outbreak and its economic consequences, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25% and has signaled that it expects to keep interest rates at a low level for through at least 2023. As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, this change in interest rates has had and likely will continue to have a negative impact on our net interest income and net interest margin, which could be material and which could materially adversely affect our profitability. The effects of a low interest rate environment are further described in the Risk Factor headed “Our business and financial performance are impacted significantly by market interest rates and movements in those rates.”
•To protect our employees, customers and the communities in which we operate, we modified the operations of many of our retail branches, including temporarily closing some branches, limiting operations to drive-through only in other locations, and otherwise implemented work-from-home policies for a significant portion of our workforce. While our retail operations have largely re-opened, we cannot guarantee that our branches will continue to remain open if the outbreak worsens or there is an increase in governmental restrictions. Our non-branch based workforce continues to work primarily remotely. We believe we are capable of substantially meeting the needs of our customers despite these modifications. However, these efforts may result in the loss of customers, impede our ability to perform certain transactions, and impair our ability to effectively identify, manage and control risk. For example, customers may be unwilling or unable to conduct transactions with us via online channels or through a local branch that is operating only in a drive-through mode. Another example is the infrastructure needed to provide products and services via online channels or to work effectively in a work-from-home environment, such as internet, telecommunications and internal information technology systems, may fail to perform as anticipated, resulting in our inability to deliver products or services or effectively manage the risks arising from our businesses. In addition, we rely on our employees, third party vendors and service providers and other counterparties, both domestically and abroad, to support many aspects of our business. Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to our operations and financial performance. Redeployment of employees from current positions and of technology from current uses to support products and services responsive to the outbreak may further adversely impact our operations. Further, third party vendors, service providers and other counterparties, both domestically and abroad, face access, connectivity or other challenges operating within a work-from-home virtual environment.
•In support of our employees, customers and communities, we may take steps beyond or in addition to those required by governmental or regulatory minimums which may further adversely impact our profitability. For example, we have provided and may continue to provide additional relief or forbearance to customers, health and wellness benefits to employees (including significant company approved leave) or financial support for community initiatives to assist those in need as a result of the outbreak. The actual or perceived failure to provide sufficient services, support or relief to those businesses or individuals in need or properly implement legislation responsive to the outbreak or our voluntary commitments could negatively impact our reputation with adverse consequences to our business. In addition, such actual or perceived failure, or
18    The PNC Financial Services Group, Inc. – 2020 Form 10-K

operational and other issues that arise in connection with the implementation of government-mandated or other financial assistance or relief programs present elevated levels of legal and reputational risk, including governmental and regulatory inquiries, investigations and enforcement actions, as well as private lawsuits. Participation by PNC in governmental programs designed to provide liquidity to the financial system or impacted businesses, such as borrowing through the Federal Reserve discount window or borrowing from, or selling financial assets to, facilities established by the Federal Reserve or participation in programs under the CARES Act and the Consolidated Appropriations Act, such as the PPP, also have exposed and may continue to expose us to governmental investigation and action or public scrutiny and criticism, either at the time we participate in the program or subsequently.

Refer to our other Risk Factors in this Item 1A for information regarding other factors that have and are likely to continue to affect our business and financial performance as a result of the pandemic.

Risks Related to the Economy and Other External Factors, Including Regulation
Our business and financial performance are vulnerable to the impact of adverse economic conditions.
As a financial services company, our business and overall financial performance are affected to a significant extent by economic conditions, primarily in the U.S.

Declining or adverse economic conditions and adverse changes in investor, consumer, and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns and higher unemployment. Such economic conditions also may lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Any of these effects would likely have an adverse impact on financial institutions such as PNC, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy. For example, shifting consumer behavior with respect to retail purchases being made over the internet rather than in physical stores has negatively impacted performance by some retailers. This likely decreases demand for financial services in that sector, possibly harming the creditworthiness of some shopping mall operators, retail companies and others with whom we do business. As another example, dislocations in international trade, such as increased tariffs and interruptions in international supply chains likely adversely affect companies that are relatively dependent on imports or exports, impacting prices and demand for goods or services. Affected companies may experience lower levels of business and possible declining creditworthiness as compared to companies less dependent on international trade.

Given the geographic scope of our business and operations, we are most exposed to issues within the U.S. economy and financial markets. Within the U.S., we are currently most exposed to issues primarily within markets located in the Mid-Atlantic, Midwest and Southeast. Following the proposed acquisition of BBVA, including its U.S. banking subsidiary, BBVA USA, this footprint will expand particularly to include a larger presence in the Southwest and West Coast, thereby increasing our exposure to regional economic issues in those areas.

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
Throughout the remainder of this Risk Factors section, we address specific ways in which economic issues could create risk for us and result in adverse impacts on our business and financial performance. In particular, the COVID-19 pandemic has led to economic issues of the types described here and presents the risk of further such impacts. See the immediately preceding Risk Factor for a discussion of risks associated with the COVID-19 pandemic.
The impact of government legislation, regulation and policy and other political factors on the economy could have an adverse effect on our business and financial performance.

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter behavior in ways that impact demand for our products and services. Such changes may also alter the profitability of the transactions in which we engage or result in increased regulatory burden and associated costs. PNC may alter the types or terms of the products and services we offer to reflect such changes. Uncertainty regarding future law or policy may have similar impacts. The recent election of a new U.S. President, together with some changes in the membership of Congress,
The PNC Financial Services Group, Inc. – 2020 Form 10-K  19

including change in control of the Senate, will likely lead to changes in law or policy, including the level of regulation of financial institutions and the enforcement environment. Moreover, a change in regulatory practices that increases the time frames to obtain regulatory approvals for acquisitions and other activities or makes them more difficult to obtain could affect our ability to make acquisitions or introduce new products and services.

Concern regarding the ability of Congress and the President, which increases to the extent government is divided, collectively to reach agreement on federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial governmental shutdowns, also can have adverse economic consequences and create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance.

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

Some of the potential impacts on our business and results of governmental monetary policy are described in Risk Factors under the heading “Risks Related to the Business of Banking.” The Federal Reserve has lowered its benchmark rates to historically low levels as a result of the COVID-19 pandemic. See the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and the manner in which they are implemented can have a significant impact on our businesses and operations and our ability to grow and expand.
The PNC Financial Services Group, Inc. is a BHC and a financial holding company, with the Federal Reserve as its primary regulator. PNC Bank is a federally chartered bank, with the OCC as its primary regulator. In addition, our businesses are subject to regulation by multiple other banking, consumer protection, securities and derivatives regulatory bodies. We are also subject to the jurisdiction of criminal and civil enforcement authorities.

As a result, we are subject to numerous laws and regulations involving both our business and organization, with multiple regulators or agencies having supervisory or enforcement oversight over aspects of our business. These laws, regulations and supervisory activities are intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection and prevent money laundering and terrorist financing. In addition to regulation in the U.S., we are also subject to foreign regulation to a limited extent as a result of our business activities outside the U.S.

Applicable laws and regulations restrict our permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities.

Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or new requirements and limitations on how we conduct our business.

The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

The results of routine and non-routine supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions, or obtain necessary regulatory approvals in connection therewith. These activities also could result
20    The PNC Financial Services Group, Inc. – 2020 Form 10-K

in significant fines, penalties, or required corrective actions, some of which could be expensive and difficult to implement. As we expand our product and service offerings into additional states or countries, either through organic growth or acquisition, we will face increases in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions could materially increase our compliance costs or risks of non-compliance.

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

See the immediately following Risk Factor for a discussion of risks associated with capital and liquidity regulation. Also see Supervision and Regulation in Item 1 of this Report for more information concerning the regulation of PNC, including those areas that have been receiving a high level of regulatory focus. Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report also discusses some of the regulation applicable to us.

We are subject to regulatory capital and liquidity standards that affect our business, operations and ability to pay dividends or otherwise return capital to shareholders.

PNC and PNC Bank are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, respectively. These regulatory capital and liquidity requirements are typically developed at an international level by the Basel Committee and then applied, with adjustments, in each country by the appropriate domestic regulatory bodies. Domestic regulatory agencies have the ability to apply stricter capital and liquidity standards than those developed by Basel Committee. In several instances, the U.S. banking agencies have done so with respect to U.S. banking organizations.

Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the first quarter of 2021 by CCAR participating BHCs (including PNC) and may extend these limitations, potentially in modified form. In addition, capital and liquidity requirements may impact the amount and type of loans we make. We may be constrained in our ability to expand, either organically or through acquisitions. We may be forced to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets, even if more desirable from an earnings, balance sheet or interest rate risk management perspective.

The Basel Committee continues to engage in capital- and liquidity-related initiatives. For example, the Basel Committee in 2017 finalized additional, significant changes to the international capital framework for banking organizations. See the Supervision and Regulation section included in Item 1 of this Report. As it is unclear, at this time, whether or how these initiatives will be implemented in the U.S., we are unable to estimate what potential impact such initiatives may have on us.

In 2020, the regulatory agencies issued a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing the CECL accounting standard. PNC elected to adopt this optional transition provision effective March 31, 2020. As a result, our regulatory capital does not currently reflect the full impact of CECL.

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

As a large financial institution, a significant portion of our transactions involve variable or adjusting interest rates that are calculated by adding a contractually defined credit spread to a base or reference rate. For many years, LIBOR has been used as a reference rate for a substantial majority of our transactions involving variable or adjustable interest, including those in which we lend money, issue securities, or purchase and sell securities issued by others, as well as many derivative transactions that we enter into to manage our or our customers’ risk. We also service financial instruments entered into by others that use LIBOR as the reference rate.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  21

LIBOR is derived from the rates at which LIBOR panel banks borrow from other global banks. LIBOR is accordingly viewed as a “credit-sensitive” rate as the rates submitted by panel banks on which LIBOR is based reflect the credit risk associated with the submitting banks.

We currently anticipate that non-USD LIBOR will cease to be available after year end 2021 and that the most widely used USD LIBOR tenor settings will cease after June 30, 2023. The Federal Reserve and other official sector representatives have also communicated guidance that supervised institutions should stop entering into new USD LIBOR contracts no later than year end 2021. Accordingly, we are preparing for the likelihood of LIBOR cessation.

At present, SOFR is expected to be the alternative reference rate that will replace LIBOR for most types of transactions.

SOFR is viewed as a “riskless rate” as it is derived from rates on overnight U.S. Treasury repurchase transactions, which are essentially overnight loans secured by U.S. Treasury securities, which are largely viewed as not presenting credit risk. Because SOFR is an overnight rate derived from observations of actual transactions, the rate can be volatile, especially if there are disruptions in the underlying repurchase market, but any daily volatility historically does not create volatility when rates are cumulatively measured over customary LIBOR terms (e.g., one month or three months).

Changing to SOFR or another riskless rate could result in a value transfer between contracting parties to instruments originally based on LIBOR. Historically, in periods of economic or financial industry stress, riskless rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to riskless rates, reflecting increased uncertainty regarding the credit-worthiness of banks. Accordingly, assuming that SOFR will behave like its historical analogs, an instrument that transitions from LIBOR to SOFR may not yield identical economic outcomes for each contracting party to an instrument had the instrument continued to reference LIBOR. Similarly, SOFR, because it is riskless, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, certain industry recommended LIBOR fallback provisions include a concept of an adjustment spread that is applied when a LIBOR-based contract falls back to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread will be based on a historical median, it is likely that the adjustment spread may not reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.

Any value transfer could be financially adverse or beneficial to us or to our other contracting parties to that instrument (such as a borrower, derivative counterparty, or bond holder). Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into and the trading market for LIBOR-based securities. Any theoretical benefit to us could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied customers or impaired relationships with financial institution counterparties resulting in loss of business. As a result, over the life of a transaction that transitions from LIBOR to a new reference rate, our monetary obligations to our counterparty (or their obligations to us) and the yield we receive (or pay) from the transaction with that counterparty may change from that which would have resulted from a continuation of LIBOR.

Another set of risks associated with LIBOR cessation relates to how the transition from LIBOR to another rate will be effected. For some instruments, the method of transitioning to a new reference rate may be challenging, especially where the contract does not provide for a transition upon LIBOR cessation or the relevant contractual language relating to a potential transition is ambiguous or inadequate under the circumstances.

For example, the vast majority of LIBOR-based interest rate derivative contracts executed prior to January 25, 2021, do not include adequate fallbacks for LIBOR cessation. In response, the industry trade group for derivatives (ISDA), published a protocol pursuant to which industry participants can agree with any other industry participant that adheres to the protocol to include ISDA’s new LIBOR fallback provisions into legacy derivatives contracts. Although we have adhered to the ISDA protocol, it is possible that many “end users” of swaps, i.e., our borrowers who have hedged their interest rate payment obligations, may not adhere. In addition, there are differences between the new ISDA fallback provisions and the fallback provisions that have been proposed for loans, which differences could result in a mismatch between the reference rate or other economics in our borrowers’ legacy derivatives contracts and their loans for which such derivatives contracts are intended as a hedge. For these end-user counterparties, one-on-one negotiation with each counterparty will be necessary in order to amend legacy swaps to adequately address LIBOR cessation. If we are unable to agree to appropriate LIBOR cessation provisions with these swaps counterparties, there will be uncertainty as to how to value and effect our rights and obligations under our legacy swap contracts. Although legislative solutions to address LIBOR cessation in derivative contracts have been proposed, there is no assurance such solutions will be implemented, and we may seek to negotiate with impacted counterparties or, if not possible, effect reference rate transition through other means. Addressing transition under these circumstances may be challenging or ineffective, could result in litigation, and in some cases may involve concession on our part that has the effect of reducing the value of the instrument to us.

22    The PNC Financial Services Group, Inc. – 2020 Form 10-K

We have other contracts that do contemplate LIBOR cessation but do so in a manner that may create other risks. For example, some contracts provide for selecting replacement rates in a manner that presents significant challenges (such as by assuming that there would be a rate calculated substantially in the same manner as LIBOR is) or that gives us or another party absolute discretion to select a rate. Some provide for determination of a reference rate without providing for adjustment of the credit spread. In these types of cases, there will likely be uncertainty surrounding transition, with all of the risks described in this Risk Factor.

Transitioning from LIBOR to alternative rates also may result in operational errors during the transition such that the replacement rate is not applied in a timely manner or is incorrectly applied. This is particularly true given the volume of contracts that will require transition and the diversity of potential approaches to transition and given the possibility that the period during which the transition will need to take place may have a short duration.

Similarly, our failure to successfully implement transition from LIBOR to alternative rates could result in regulatory scrutiny and actions by our regulators including fines and other supervisory sanctions.

It is also possible that LIBOR quotes will become unavailable prior to the currently anticipated cessation dates. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also are changing their behavior as a result of these concerns. PNC and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like as a result of governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities as well as their exposure to the effects of climate change. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans, pressure from individuals or groups to cease doing business with certain companies or sectors, or additional regulatory restrictions or costs associated with providing products or services to certain companies or sectors. The Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation” has further discussion of risks associated with activist pressure. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior, including those resulting from activist pressure.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  23

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

In some cases, we develop internally the intellectual property embedded in the technology we use. In others, we or our vendors license it from others. Regardless of the source of the intellectual property, if another person or entity were deemed to own intellectual property rights infringed by our activities, we could be responsible for significant damages covering past activities and substantial fees to continue to engage in these types of activities. It also is possible that we could be prevented from using technology important to our business for at least a period of time. In such a circumstance, there may be no alternative technology for us to use or an appropriate alternative technology might be expensive to obtain. Protections offered by those from whom we license technology against these risks may be inadequate to cover fully any losses. Over time, there have been instances where technology used by PNC and other financial institutions has been alleged to have infringed patents held by others, and in some cases we, as well as other financial institutions, have suffered related losses.

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

A number of our customers choose to use financial applications (apps) that allow them to view banking and other financial account information, often held at different financial institutions, on a single platform, to monitor the performance of their investments, to compare financial and investment products, to make payments or transfer funds, and otherwise to help manage their finances and investments. Financial apps often ask users to provide their secure banking log-in information and credentials (username and password) so the apps can link to users’ accounts at financial institutions. Companies offering these apps frequently use third-party data aggregators – behind-the-scenes technology companies that serve as a data-gathering service provider – to deliver customer financial data that is used by the financial apps. To do this, data aggregators are provided with customers’ log-in information and credentials, which allows the aggregators to access the customers’ online account and “scrape” the customers’ data, often on a daily or even more frequent basis. That same information has the potential to facilitate fraud if it is not properly protected. In fact, the Director of the FinCEN has stated that FinCEN has seen high incidences of fraud, including ACH fraud, credit card fraud, and wire fraud,
24    The PNC Financial Services Group, Inc. – 2020 Form 10-K

enabled through the use of synthetic identities and through account takeovers via these platforms. In some cases, cybercriminals appear to be using such data aggregators and integrators to facilitate account takeovers and fraudulent wires. PNC has and may continue to face increased financial exposure due to fraudulent activity associated with the increased use of these apps and data aggregators. Even where PNC does not have responsibility for fraud losses associated with these apps and data aggregators, PNC could suffer increased reputational harm when such losses occur.

Although we regularly update and replace systems that we depend on as our needs evolve and technology improves, we continue to utilize some older systems that may not be as reliable as newer ones. In addition, the implementation of and transition to new or updated systems creates risks related to associated timing and costs, disruptions in functionality for customers and longer term failures to achieve desired improvements.

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

We are faced with ongoing, bordering on continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access and mobile devices to bank with us. The ability to conduct business with us in this manner depends on the transmission and storage of confidential information in electronic form. As a result, efforts by bad actors to engage in various types of cyber attacks pose serious risks to our business and reputation. The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial apps, on behalf of our customers.

In the ordinary course, we maintain and process vast amounts of information about us, our customers and our employees. This information tends to be confidential or proprietary and much of it is highly sensitive. The highly sensitive information includes information sufficient to support identity theft and personal health information, as well as information regarding business plans and financial performance that has not been made public. One way in which bad actors attempt to harm us is by seeking access to some of this confidential or proprietary information, often with the intent of stealing from or defrauding us or our customers. In other cases, they seek to disrupt our ability to conduct our business, including by destroying or impairing our access to information maintained by us.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  25

future could be more significant to us. Moreover, to the extent more consumer confidential information becomes available to bad actors through the cumulative effect of data breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.

Other cyber attacks are not focused on gaining access to credit card or user credential information, but instead seek access to a range of other types of confidential information, such as internal emails and other forms of customer financial information. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted or access is otherwise denied, accompanied by a demand for ransom to restore access to the data. To date, our losses and costs related to these types of attacks have not been material, but ransomware attacks have increased in recent years and there is no guarantee that future attacks will not be successful.

A number of companies have fallen victim to BEC scams in recent years. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. While we have not experienced material losses from BEC scams to date, some of our commercial customers have been victimized. Attacks on our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered.

Other attacks in recent years have included DDoS attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We (as well as other financial services companies) have been subject to such attacks.

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

To date, none of these types of attacks have had a material impact on us. Nonetheless, we cannot entirely block efforts by bad actors to harm us. And our efforts to prevent significant harm from attacks may be insufficient. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As a result, we could suffer material financial and reputational losses in the future from any of these or other types of attacks or the public perception that such an attack on our systems has been successful, whether or not this perception is correct. Attacks on others, some of which have led to serious adverse consequences, demonstrate the risks posed by new and evolving types of cyber attacks. Our ability to protect confidential or proprietary information is even more limited with respect to information held by third parties. We may suffer reputational damage or legal liability for unauthorized access to customer information held by third parties, even if we were in fact not responsible for preventing such access and had no reasonable way of preventing it.

We need effective programs to limit the risk of failures or breaches occurring in our information systems and to mitigate the impact when they do.

We have policies, procedures and systems (including cyber security and business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. In recent years, we have devoted significant resources towards improving the reliability of our systems and their security against external and internal threats and expect to continue to do so in the future. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any particular future situation, nor the effectiveness of our oversight of risk at third parties. Our ability to implement policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems with respect to third party systems and the financial services industry infrastructure is necessarily limited. Should an adverse event affecting another company’s systems occur, we may not have financial protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

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
26    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

A borrower’s ability to repay a loan can be adversely affected by many factors. Individual borrowers can be affected, for example, by declines in income, job losses, health issues or family issues. Commercial borrowers can be affected, for example, by poor business performance, changes in customer behavior or catastrophic losses. Weakness in the economy or in financial markets would typically adversely impact the ability of our borrowers to repay outstanding loans. We are exposed to increased credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. Properly estimating the current and potential value of any collateral pledged to support the loan also is critical to effectively managing credit risk. A failure to identify declining creditworthiness of a borrower or declining collateral value at a time when remedial actions could reduce our exposure also increases credit risk. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. Managing credit risk effectively also relies on forecasts of future overall economic conditions, which are inherently imperfect.

In addition to credit risk associated with our lending activities, we have credit risk arising from many other types of business relationships. Routine transactions give us credit exposure to brokers and dealers, commercial banks, investment banks, mutual and hedge funds, other institutional clients, as well as vendors and other non-financial entities.

In the ordinary course of business, we often have heightened credit exposure to a particular industry, region or financial market. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. They also represent a portion of the assets underlying our investment securities. Although there are limitations on the extent of total exposure to an individual or business borrower, we may have outsized exposure to a particular borrower experiencing financial distress. Events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially and adversely affect us. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. Thus, the concentration and mix of our loan portfolio may affect the severity of the impact of a recession on us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon, including as a result of legal or regulatory changes, or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

We reserve for credit losses on our loan and lease portfolio through our ACL estimated under CECL. Under CECL, the ACL reflects expected lifetime losses, which could lead to volatility in the allowance and the provision for credit losses as economic forecasts, actual credit performance and other factors used in the loss estimating process change. We also have reserves for unfunded loan commitments and letters of credit. Changes are reflected in net income through provision for credit losses. An increase in credit risk would likely lead to an increase in provision for credit losses with a resulting reduction in our net income and would increase our allowance. An improvement of economic conditions or our economic outlook, particularly following a period of poor economic conditions, has and could continue to result in a recapture of provision for credit losses for a period of time with a resulting increase in our net income and decrease in our allowance that is not likely to be sustained.

The COVID-19 pandemic has adversely impacted both commercial borrowers and consumers. In addition, the declines in GDP and increases in unemployment associated with the pandemic, and responsive measures to manage it, have significantly impacted the economic and qualitative factors used for purposes of our estimation of credit losses under CECL. For a discussion of the increased credit risk arising from the pandemic and its impact to our estimation of credit losses, see the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

The PNC Financial Services Group, Inc. – 2020 Form 10-K  27

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
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve, or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:
•Changes in interest rates or interest rate spreads affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and margin as well as our profitability.
•Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments, and can, in turn, increase our credit losses on those assets.
•Such changes can decrease the demand for interest rate-based products and services, including loans and deposit accounts.
•Such changes affect our hedging of various forms of market and interest rate risk and may decrease the effectiveness of those hedges in helping to manage such risks.
•Movements in interest rates also affect mortgage prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.
•Increases in interest rates likely lower the price we would receive on fixed-rate customer obligations if we were to sell them.

We may also experience spread compression by offering higher than expected deposit rates in order to attract and maintain deposits as a result of increased competition.

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

While in general higher interest rates enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. As a general matter, increasing rates tend to decrease the value of fixed-rate financial instruments held on our balance sheet, as discussed in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.” Also, customers may be less willing overall to borrow at higher rates. Higher interest rates may indirectly affect the value of asset classes such as real estate typically financed through secured loans, with a resulting negative effect on collateral securing such loans. As another example, there may be increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment.

On the other hand, lower interest rates tend to have a negative impact on our net interest margin, and, unless offset by higher earning assets, on our net interest income. Moreover, a negative interest rate environment, in which interest rates drop below zero either broadly or for some types of instruments, could reduce our net interest margin and net interest income due to a likely decline in the interest we could earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve Bank. In addition, our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. The current very low interest rate environment increases the potential for negative interest rates to occur.

We discuss the impact of governmental monetary policy on interest rates in the Risk Factors headed “The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance” and “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”
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
28    The PNC Financial Services Group, Inc. – 2020 Form 10-K

In many cases, we mark our assets and liabilities to market and recognize such changes either through net income or OCI. Thus, gains or losses on these assets and liabilities can have a direct impact on our results of operations, unless we have effectively hedged our exposures. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed. Other assets and liabilities are not marked to market. As a result, our balance sheet does not precisely represent the fair market value of our financial assets and liabilities.

In addition, asset management revenue is earned primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related Noninterest income.

For a discussion of the risks presented by the COVID-19 pandemic to the values of financial assets, see the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

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

We rely on quantitative models to measure risks and to estimate many financial values. We use models throughout much of our business, relying on them for much of our decision making. Examples of areas we use models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, and calculating economic and regulatory capital levels. We also use models to estimate the value of financial instruments and balance sheet items. In particular, we depend significantly on complex models for credit loss accounting under CECL, many of which have only been in use for a relatively short period of time.

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

Our performance is subject to risks associated with declines in customer demand for our products and services. As a result of the nature of those products and services, we are particularly at risk for losses of economic confidence or customer trust in us. For a
The PNC Financial Services Group, Inc. – 2020 Form 10-K  29

discussion of the risks related to declines in demand for our products and services as a result of the COVID-19 pandemic, see the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

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

In our asset management business, investment performance is an important factor influencing the level of assets that we manage. Poor investment advice or performance could hurt revenue and growth as existing clients might withdraw funds in favor of better performing products. Additionally, the ability to attract funds from existing and new clients might diminish. Overall economic conditions may limit the amount that customers are able or willing to invest as well as the value of the assets they do invest. The failure or negative performance of products of other financial institutions could lead to a loss of confidence in similar products offered by us without regard to the performance of our products. Such a negative contagion could lead to withdrawals, redemptions and liquidity issues in such products and have an adverse impact on our assets under management and asset management revenues and earnings.

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

Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers but not involving misconduct, including negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. The reputational impact is likely greater to the extent that the bad conduct, error or failure are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of conduct of others in the industry even where we have not engaged in the conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it.

30    The PNC Financial Services Group, Inc. – 2020 Form 10-K

To an increasing extent, financial services companies, including PNC, are facing criticism from social and environmental activists, with accompanying reputational risk. Activists target companies in our industry, including PNC, for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety, or society at large. In addition, other activists target companies in our industry, including PNC, seeking increased transparency and action with respect to diversity and inclusion (including pay equity) and political activities. Activist criticism has come in many forms, including protests at PNC facilities. PNC, together with many other financial services companies, have in recent years been criticized for financing companies engaged in, for example, extraction and distribution of fossil fuels, manufacture of nuclear and other weapons (including personal firearms), private prisons, and border control activities. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address activist concerns or by others as having inappropriately yielded to activist pressures. Activist pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities. The OCC has requested comment on a proposed rule that would prohibit large national banks, such as PNC Bank, from declining to provide credit or other products or services to customers engaged in lawful activities except for documented, pre-approved risk-related reasons. The rule, if adopted, could cause some customers to switch their business to other banks that are not subject to these restrictions or have other negative consequences on PNC’s businesses, operations and risk management activities.

The speed with which information now moves through social media and non-mainstream news sources on the internet means that negative information about PNC can rapidly have a broadly adverse impact on our reputation. This is true whether or not the information is accurate. Once information has gone viral, it can be hard to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral means that material reputational harm can result from a single discrete or isolated incident.

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

Another increasingly competitive factor in the financial services industry is the ability to attract and retain talented and diverse employees across many of our businesses and support areas. This factor presents greater risk when we are expanding into new markets, developing new product lines, or significantly enhancing staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. In addition, the transition to increased work-from-home, which is likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Limitations on the manner in which regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including PNC, to compete with unregulated companies for talent.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  31

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

As a result of our necessary reliance on employees, whether ours or those of third parties, to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human involvement in our business, including risks associated with the design, operation and monitoring of automated systems. We may also fail to adequately develop a culture of risk management among our employees.

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

We use automation, machine learning, artificial intelligence and robotic process automation tools to help reduce some risks of human error. Nonetheless, we continue to rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to make sure they operate as intended. Enhanced use of automation may present its own risks. These tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Not only bad or missing data but also anomalous data can adversely affect the functioning of such tools. It is possible that humans in some cases are better able than highly automated tools to identify that anomalous data is being used or that results are themselves anomalous.

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

32    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Acquisitions of other companies or of financial assets and related deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired. These risks and uncertainties are found in the pending acquisition of BBVA, including its U.S. banking subsidiary, BBVA USA, and its integration into PNC following closing.

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

Specific factors that can affect the ultimate results from acquisitions include, depending on the nature of the business acquired, the following:
•If the acquisition includes loan portfolios, the extent of actual credit losses and the required allowance for credit losses following completion of the acquisition.
•If a significant aspect of the value of an acquired business is intellectual property, the extent to which the intellectual property may be protected and commercialized by PNC following the acquisition.
•If the acquisition involves entering into new businesses or geographic or other markets, potential limitations on our ability to take advantage of these opportunities as a result of our inexperience with respect to them.
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, as a result of an acquisition or otherwise. It is often hard to predict the results of such legal proceedings. It may also be hard to anticipate what legal proceedings may be started following an acquisition based on the prior activities of the acquired company (and its predecessors).
•If the acquired company depends on models for, among other things, capital planning and credit loss accounting, we may have to rely on the acquired company’s models for a period of time post-closing prior to integrating the acquired company’s data into PNC’s models. The acquired company’s models may be designed or implemented in a manner different than the models used by PNC. As a result, incorporation of the acquired company’s data into our models could materially impact our results of operations or financial position to the extent that our estimates based on the acquired company’s models prove to be inaccurate.
•The acquired company may operate under enterprise risk management systems, policies and procedures that are different and less mature than those of PNC, and we may need to rely on the acquired company’s enterprise risk management systems policies and procedures for a period of time after acquisition, which might limit PNC’s ability to identify, monitor, manage and report risks for a period of time.

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

Prospective acquisition targets are also subject to their own risks that we cannot manage or control prior to closing and that may impact their business, financial condition, results of operations and cash flows. As a result, our business, financial condition, results of operations and cash flows could be adversely affected after closing to the extent that any such risks result in non-indemnified losses for which we are responsible.

Completing attractive acquisition opportunities generally requires various governmental and regulatory approvals and consents prior to closing. These authorities have broad discretion, and regulatory approvals could be delayed, restrictively conditioned or denied, including due to regulatory issues we (or the target company) have, or may have, under any of the numerous governmental regulations to which we (or they) are subject. Moreover, as a condition to approval, governmental authorities may impose requirements, require divestitures or place restrictions on the conduct of the business of the combined company, which could limit the benefits of the acquisition or result in delay or the failure to close the acquisition. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation. Our ability to make large acquisitions may be negatively impacted as well by changes in leadership at the regulatory agencies responsible for reviewing or approving the transaction, changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to limit systemic risk and the potential for a financial institution to become “too big to fail.”

The PNC Financial Services Group, Inc. – 2020 Form 10-K  33

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities, by international hostilities or by domestic civil unrest.

Neither the occurrence nor the potential impact of disasters (whether caused naturally or by human conduct), pandemics, terrorist activities, international hostilities and domestic civil unrest can be predicted. However, these occurrences could adversely impact us, for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course. Also, their impact on our borrowers, depositors, other customers, suppliers or other counterparties could result in indirect adverse effects on us. Other indirect adverse consequences from disasters, pandemics, terrorist activities, international hostilities or domestic civil unrest could result from impacts to the financial markets, the economy in general or in any particular region, or key parts of the infrastructure (such as the power grid) on which we and our customers rely. These types of indirect effects, whether specific to our counterparties or more generally applicable, could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses. They could also cause a reduction in demand for lending or other services that we provide. To the extent that climate change increases the frequency or severity of adverse weather conditions, the impact from these types of natural disasters on us or our customers would be worse. The specific risks associated with the COVID-19 pandemic are discussed in the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning. This includes our ability to anticipate the nature of any such event that might occur. The adverse impact of disasters, pandemics, terrorist activities, international hostilities or domestic civil unrest also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, many of which we depend on but have limited or no control over.
ITEM 1B – UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding PNC’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2 – PROPERTIES
Our executive and primary administrative offices are currently located at The Tower at PNC Plaza, Pittsburgh, Pennsylvania. The 33-story structure is owned by PNC Bank, National Association.

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 7 Leases and Note 8 Premises, Equipment and Leasehold Improvements in the Notes To Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 – LEGAL PROCEEDINGS
See the information set forth in Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable

34    The PNC Financial Services Group, Inc. – 2020 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 19, 2021 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
Carole L. Brown	56	Executive Vice President and Head of Asset Management Group	2019
Richard K. Bynum	50	Executive Vice President and Chief Corporate Responsibility Officer	2005
William S. Demchak	58	Chairman, President and Chief Executive Officer (b)	2002
Kieran J. Fallon	54	Executive Vice President and Chief Risk Officer	2011
Deborah Guild	52	Executive Vice President and Head of Enterprise Technology	2013
Michael J. Hannon	64	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	52	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	61	Executive Vice President, General Counsel, Chief Administrative Officer and Head of Regulatory and Government Affairs	2013
Stacy M. Juchno	45	Executive Vice President and General Auditor	2009
Ganesh Krishnan	45	Executive Vice President and Enterprise Chief Information Officer	2008
Karen L. Larrimer	58	Executive Vice President, Chief Customer Officer and Head of Retail Banking	1995
Michael P. Lyons	50	Executive Vice President and Head of Corporate & Institutional Banking	2011
E William Parsley, III	55	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	56	Executive Vice President and Chief Financial Officer	1987
Gregory H. Kozich	57	Senior Vice President and Controller	2010
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement for the 2021 annual meeting of shareholders. See Item 10 of this Report.

Carole L. Brown was appointed Executive Vice President and Head of Asset Management Group in July 2020. Previously, she was the chief change and risk officer for PNC’s Asset Management Group and Corporate & Institutional Banking businesses. Prior to joining PNC in 2019, she served as chief financial officer for the City of Chicago from May 2015 to May 2019. Prior to her work for the City of Chicago, Ms. Brown had a more than 25-year career as one of the leading municipal finance investment bankers in the country.

Richard K. Bynum was appointed Executive Vice President and Chief Corporate Responsibility Officer in July 2020. Prior to his appointment, he served as regional president for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s retail executive leadership team, where he led the Business Banking division. Prior to that, he served as the Greater Washington retail market executive from 2010 to 2014.

Kieran J. Fallon was appointed Chief Risk Officer in February 2021. Prior to his appointment, he served as PNC’s Senior Deputy General Counsel with legal oversight responsibility for PNC’s government, regulatory affairs and enterprise risk, and as PNC’s primary liaison with PNC’s regulatory bodies. Previously, he served as PNC’s chief counsel of Regulatory Affairs and briefly as acting general counsel.

Deborah Guild was appointed Executive Vice President and Head of Enterprise Technology in November 2020. Prior to her appointment, she was PNC’s chief security officer. Previously, she served as PNC’s chief technology officer. Prior to joining PNC in October 2013, Ms. Guild spent 21 years at Bank of America where she most recently served as chief technology officer of enterprise functions and end user computing.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  35

Stacy M. Juchno has served as Executive Vice President and General Auditor of PNC since April 2014 and previously served as Senior Vice President and Finance Governance and Oversight Director.

Ganesh Krishnan was appointed Executive Vice President and Enterprise Chief Information Officer in November 2020. Prior to being named to his current role, he was chief information officer for PNC’s Corporate & Institutional Banking business and Staff Service Technology starting in 2017. Mr. Krishnan joined PNC in 2008 as a Technology Infrastructure Services manager and has held a variety of technology leadership roles with PNC.

Karen L. Larrimer was appointed Executive Vice President in 2013 and became head of Retail Banking in 2016. She has also served as Chief Customer Officer since April 2014, prior to which she served as Chief Marketing Officer.

Michael P. Lyons has been an Executive Vice President since 2011 and is head of Corporate & Institutional Banking. Prior to joining PNC in October 2011, from May 2010 until October 2011, Mr. Lyons was head of corporate development and strategic planning for Bank of America.

E William Parsley, III has served as Executive Vice President since 2009 and was appointed Chief Operating Officer in February 2018. Previously, he served as Treasurer and Chief Investment Officer starting in 2004 and head of Consumer Lending starting in the spring of 2016.

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

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 12, 2021, there were 49,295 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. The Federal Reserve also has imposed additional limitations on capital distributions through the first quarter of 2021 by CCAR participating bank holding companies (including PNC) and may extend these limitations, potentially in modified form. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve's effort to support the U.S. economy during the pandemic and we continued the suspension through the fourth quarter of 2020, with the exception of employee benefit-related purchases in the third quarter. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date.

For further information concerning dividend restrictions and other factors that could limit our ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors, the Liquidity and Capital Management portion of the Risk Management section in Item 7, and Note 10 Borrowed Funds, Note 12 Equity and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report, which we include here by reference.

36    The PNC Financial Services Group, Inc. – 2020 Form 10-K

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2020 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2020 are included in the following table:

In thousands, except per share data
2020 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	9	$111.63		75,109
November 1 – 30				75,109
December 1 – 31				75,109
Total	9	$111.63
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 17 Employee Benefit Plans and Note 18 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019.  Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC’s 2019 capital plan. In January 2020, we announced an increase to these programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic. We continued the suspension through the fourth quarter of 2020, with the exception of employee benefit-related purchases in the third quarter, consistent with the extension of the Federal Reserve’s special capital distribution restrictions. Under these programs we repurchased 11.0 million shares in 2020 and 25.9 million shares in 2019. A maximum amount of 75.1 million shares remained available for repurchase under the new stock program authorization at December 31, 2020. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  37

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2020, as compared with: (1) a selected peer group as set forth below and referred to as the “Peer Group;” (2) an overall stock market index, the S&P 500 Index; and (3) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested on January 1, 2016 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2015 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020
PNC	$100	$125.78	$158.43	$131.53	$185.32	$180.26	12.51%
S&P 500 Index	$100	$111.95	$136.38	$130.39	$171.44	$202.96	15.21%
S&P 500 Banks	$100	$124.31	$152.34	$127.30	$179.03	$154.41	9.08%
Peer Group	$100	$132.72	$158.48	$125.50	$170.99	$154.90	9.15%

The Peer Group for the preceding chart and table above consists of the following companies: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; The PNC Financial Services Group, Inc.; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. For Truist Financial Corporation, the preceding chart and table reflects historical BB&T Corporation data from December 2015 to December 2018. Historical data for SunTrust Banks, Inc. is not included as a part of Truist Financial Corporation in the preceding chart and table. This Peer Group was approved for 2020 by the Board of Directors’ Personnel and Compensation Committee, and the Committee has approved the same peer group for 2021.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2015 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

38    The PNC Financial Services Group, Inc. – 2020 Form 10-K

ITEM 6 – SELECTED FINANCIAL DATA

This Selected Financial Data should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in
Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

	Year ended December 31
Dollars in millions, except per share data	2020	2019	2018	2017	2016
Summary of Operations
Interest income	$11,307	$13,762	$12,582	$10,814	$9,652
Interest expense	1,361	3,797	2,861	1,706	1,261
Net interest income	9,946	9,965	9,721	9,108	8,391
Noninterest income	6,955	6,874	6,469	6,144	6,089
Total revenue	16,901	16,839	16,190	15,252	14,480
Provision for credit losses	3,175	773	408	441	433
Noninterest expense	10,297	10,574	10,296	10,398	9,476
Income from continuing operations before income taxes and noncontrolling interests	3,429	5,492	5,486	4,413	4,571
Income taxes from continuing operations	426	901	928	(185)	1,115
Net income from continuing operations	3,003	4,591	4,558	4,598	3,456
Income from discontinued operations before taxes	5,777	988	942	1,077	682
Income taxes from discontinued operations	1,222	161	154	287	153
Net income from discontinued operations	4,555	827	788	790	529
Net income	7,558	5,418	5,346	5,388	3,985
Less: Net income attributable to noncontrolling interests	41	49	45	50	82
Preferred stock dividends	229	236	236	236	209
Preferred stock discount accretion and redemptions	4	4	4	26	6
Net income attributable to common shareholders	$7,284	$5,129	$5,061	$5,076	$3,688
Per Common Share
Basic earnings from continuing operations	$6.37	$9.59	$9.11	$8.87	$6.35
Basic earnings from discontinued operations	$10.62	$1.84	$1.68	$1.62	$1.07
Total basic earnings	$16.99	$11.43	$10.79	$10.49	$7.42
Diluted earnings from continuing operations	$6.36	$9.57	$9.06	$8.79	$6.27
Diluted earnings from discontinued operations	$10.60	$1.82	$1.65	$1.57	$1.03
Total diluted earnings	$16.96	$11.39	$10.71	$10.36	$7.30
Book value	$119.11	$104.59	$95.72	$91.94	$85.94
Cash dividends declared	$4.60	$4.20	$3.40	$2.60	$2.12
Effective tax rate from continuing operations (a)	12.4%	16.4%	16.9%	(4.2)%	24.4%
Performance Ratios from Continuing Operations
Net interest margin (b)	2.53%	2.89%	2.97%	2.87%	2.73%
Noninterest income to total revenue	41%	41%	40%	40%	42%
Efficiency	61%	63%	64%	68%	65%
Return on:
Average common shareholders’ equity	15.21%	11.50%	11.83%	12.09%	8.85%
Average assets	1.68%	1.35%	1.41%	1.45%	1.10%
(a)The effective tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(b)Net interest margin is the total yield on interest-earning assets minus the total rate on interest-bearing liabilities and includes the benefit from use of noninterest-bearing sources. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating average yields used in the calculation of net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  39

	Year ended December 31
Dollars in millions, except as noted	2020	2019	2018	2017	2016
Balance Sheet Highlights
Assets	$466,679	$410,295	$382,315	$380,768	$366,380
Loans	$241,928	$239,843	$226,245	$220,458	$210,833
Allowance for loan and lease losses (a)	$5,361	$2,742	$2,629	$2,611	$2,589
Interest-earning deposits with banks (b)	$85,173	$23,413	$10,893	$28,595	$25,711
Investment securities	$88,799	$86,824	$82,701	$76,131	$75,947
Loans held for sale	$1,597	$1,083	$994	$2,655	$2,504
Equity investments	$6,052	$5,176	$4,878	$3,816	$3,842
Asset held for sale (c)		$8,558	$8,016	$7,576	$6,886
Mortgage servicing rights	$1,242	$1,644	$1,983	$1,832	$1,758
Goodwill	$9,233	$9,233	$9,218	$9,173	$9,103
Other assets	$30,999	$32,202	$34,408	$27,894	$27,506
Noninterest-bearing deposits	$112,637	$72,779	$73,960	$79,864	$80,230
Interest-bearing deposits	$252,708	$215,761	$193,879	$185,189	$176,934
Total deposits	$365,345	$288,540	$267,839	$265,053	$257,164
Borrowed funds (d)	$37,195	$60,263	$57,419	$59,088	$52,706
Allowance for unfunded lending related commitments (a)	$584	$318	$285	$297	$301
Total shareholders’ equity	$54,010	$49,314	$47,728	$47,513	$45,699
Common shareholders’ equity	$50,493	$45,321	$43,742	$43,530	$41,723
Accumulated other comprehensive income (loss)	$2,770	$799	$(725)	$(148)	$(265)
Period-end common shares outstanding (millions)	424	433	457	473	485
Loans to deposits	66%	83%	84%	83%	82%
Client Assets (billions)
Discretionary client assets under management	$170	$154	$148	$151	$137
Nondiscretionary client assets under administration	154	143	124	131	120
Total client assets under administration	324	297	272	282	257
Brokerage account client assets	59	54	47	49	44
Total	$383	$351	$319	$331	$301
Capital Ratios (e) (f)
Basel III
Common equity Tier 1	12.2%	9.5%	9.6%	9.8%	10.0%
Common equity Tier 1 fully implemented (g)	11.8%	N/A	N/A	N/A	N/A
Tier 1 risk-based	13.2%	10.7%	10.8%	N/A	N/A
Total capital risk-based (h)	15.6%	12.7%	13.0%	N/A	N/A
Leverage	9.5%	9.1%	9.4%	9.6%	9.8%
Supplementary leverage	9.9%	7.6%	7.8%	8.0%	8.3%
Other Selected Ratios
Dividend payout	27.2%	36.7%	31.5%	24.7%	29.0%
Common shareholders’ equity to total assets	10.8%	11.0%	11.4%	11.4%	11.4%
Average common shareholders’ equity to average assets	10.7%	11.1%	11.3%	11.3%	11.5%
Selected Statistics
Employees	51,257	51,918	53,063	52,906	52,006
Retail Banking branches	2,162	2,296	2,372	2,459	2,520
ATMs	8,900	9,091	9,162	9,051	9,024
(a)Amounts at December 31, 2020 reflect the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses, which is commonly referred to as the CECL standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Refer to Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional detail on the adoption of this standard.
(b)Includes balances held with the Federal Reserve Bank of Cleveland of $84.9 billion, $23.2 billion, $10.5 billion, $28.3 billion and $25.1 billion as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(c)Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional details.
(d)Includes long-term borrowings of $29.3 billion, $33.2 billion, $37.4 billion, $43.1 billion and $38.3 billion for 2020, 2019, 2018, 2017 and 2016, respectively. Borrowings which mature more than one year after December 31, 2020 are considered to be long-term.
(e)See capital ratios discussion in the Supervision and Regulation section of Item 1 and in the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report for additional discussion of these capital ratios.
(f)All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented, except for the 2016 and 2017 Basel III Common equity Tier 1 ratios,     which are fully phased-in Basel III ratios and are presented as pro forma estimates. Ratios for all periods were calculated based on the standardized approach. Additional information on
40    The PNC Financial Services Group, Inc. – 2020 Form 10-K

the 2016 and 2017 fully phased-in ratios is included in the Transitional Basel III and Fully Phased-In Basel III Common Equity Tier 1 Capital Ratios (Non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.
(g)The 2020 fully implemented CET1 ratio is calculated to reflect the full impact of CECL and excludes the benefits of the five-year transition provision.
(h)The 2020, 2019 and 2018 Basel III Total capital risk-based ratios include nonqualifying trust preferred capital securities of $40 million, $60 million, and $80 million, respectively, that are subject to a phase-out period that runs through 2021.

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

We are focused on our strategic priorities, which are designed to enhance value over the long term, and consist of:
•Expanding our leading banking franchise to new markets and digital platforms,
•Deepening customer relationships by delivering a superior banking experience and financial solutions, and
•Leveraging technology to innovate and enhance products, services, security and processes.

Our capital priorities are to support customers and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Supervision and Regulation section in Item 1 Business, the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section in this Item 7.

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

Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity including:
•Continuing to maintain and grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards, and
•Actions we take within the capital and other financial markets.
•Execution of our strategic priorities,
•Management of credit risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of reserves needed for critical accounting estimates and related contingencies, and
•The closing of the pending BBVA acquisition and integration of its business into PNC after closing.

Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Global and domestic economic conditions, including the length and extent of the economic impacts of the pandemic,
•The actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates,
•The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of, and availability of liquidity in, U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
The PNC Financial Services Group, Inc. – 2020 Form 10-K  41

•Changes in the competitive and regulatory landscape,
•The impact of the results of the recent U.S. elections on the regulatory landscape, capital markets, and the response to and management of the pandemic,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments and standby letters of credit, and
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives.

For additional information on the risks we face, see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Second Quarter Sale of Equity Investment in BlackRock, Inc.
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion. The after-tax gain on the sale of $4.3 billion, and donation expense and BlackRock’s historical results for all periods presented, are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Pending Acquisition of BBVA USA Bancshares, Inc.
On November 16, 2020 PNC announced a definitive agreement to acquire BBVA, including its U.S. banking subsidiary BBVA USA, from the Spanish financial group BBVA, S.A for a fixed purchase price of $11.6 billion in cash. BBVA USA operates over 600 branches in Texas, Alabama, Arizona, California, Florida, Colorado and New Mexico. The transaction is expected to close in mid-2021 and add approximately $102 billion in total assets, $86 billion of deposits and $66 billion of loans, creating the fifth largest bank by assets and a PNC presence in 29 of the 30 largest markets in the U.S. See Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report for details on the pending acquisition.

Income Statement Highlights
Net income from continuing operations for 2020 was $3.0 billion, or $6.36 per diluted common share, a decrease of 35% compared to net income from continuing operations of $4.6 billion, or $9.57 per diluted common share, for 2019.
•Total revenue increased $62 million to $16.9 billion.
•Net interest income decreased $19 million to $9.9 billion.
•Net interest margin decreased to 2.53% for 2020 compared to 2.89% for 2019.
•Noninterest income increased $81 million, or 1%, to $7.0 billion.
•Provision for credit losses of $3.2 billion in 2020, calculated under the CECL accounting standard adopted January 1, 2020, increased $2.4 billion compared to $0.8 billion for 2019, reflecting changes due to the adoption of CECL, together with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.
•Noninterest expense decreased $277 million, or 3%, to $10.3 billion.
•We generated positive operating leverage in 2020 of 3%.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at December 31, 2020 and 2019. In comparison to December 31, 2019:
•Total assets increased $56.4 billion, or 14%, to $466.7 billion.
•Total loans increased $2.1 billion, or 1%, to $241.9 billion.
•Total commercial loans grew $6.6 billion, or 4%, to $167.2 billion.
•Total consumer loans decreased $4.5 billion, or 6%, to $74.7 billion.
•Investment securities increased $2.0 billion, or 2%, to $88.8 billion.
•Interest earning deposits with banks, primarily with the Federal Reserve Bank, increased $61.8 billion to $85.2 billion due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.
•Total deposits increased $76.8 billion, or 27%, to $365.3 billion, due to growth in commercial deposits reflecting pandemic-related accumulation of liquidity by customers and higher consumer deposits driven by government stimulus payments and lower consumer spending.
•Borrowed funds of $37.2 billion decreased $23.1 billion, or 38%, reflecting use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

42    The PNC Financial Services Group, Inc. – 2020 Form 10-K

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
Credit quality metrics in 2020 reflected a challenging economic environment.
•At December 31, 2020 compared to December 31, 2019:
•Nonperforming assets of $2.3 billion increased $585 million, or 33%, primarily due to the significantly adverse economic impacts of the pandemic.
•Overall loan delinquencies of $1.4 billion decreased $141 million, or 9%, reflecting CARES Act and other forbearance and extension treatments.
•Net charge-offs of $832 million, or 0.33% of average loans, in 2020 increased 30% compared to net charge-offs of $642 million, or 0.27% of average loans, for 2019. Commercial loan net charge-offs increased $175 million, primarily in industries adversely impacted by the pandemic, and consumer loan net charge-offs increased $15 million compared to 2019.
•The ACL related to loans increased to $5.9 billion, or 2.46% of total loans, at December 31, 2020, calculated under the CECL accounting standard adopted January 1, 2020, compared to $3.1 billion, or 1.28% of total loans, at December 31, 2019. The increase was due to the transition impact from the adoption of the CECL standard along with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights
We maintained a strong capital position during 2020.
•The Basel III CET1 capital ratio was 12.2% at December 31, 2020 compared with 9.5% at December 31, 2019.
•The December 31, 2020 ratio reflects higher capital due in part to the gain from the sale of our equity investment in BlackRock and changes under the Tailoring Rules, effective January 1, 2020 for PNC, partially offset by the impact of the CECL accounting standard.
•Additionally, capital benefited from our election of a five-year transition period for CECL’s estimated impact on CET1 capital. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.
•Common shareholder’s equity increased 11% to $50.5 billion at December 31, 2020, compared to $45.3 billion at December 31, 2019.
•On January 5, 2021, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share payable on February 5, 2021.
•PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic, and continued the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve’s special capital distribution restrictions. We repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the first quarter of 2021 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2020 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:
•The U.S. economy is in an economic recovery, following a very severe but very short economic contraction in the first half of 2020 due to the COVID-19 pandemic and public health measures to contain it.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  43

•Despite the improvement in the economy since the spring of 2020, economic activity remains far below its prepandemic level and unemployment remains elevated.
•Growth will be much weaker in early 2021 because of record COVID-19 cases and continued government restrictions of economic activity. Growth should then pick up in the spring of 2021 as vaccines are more widely available and the federal government provides aid to households and small and medium-sized businesses. PNC does not expect real GDP to return to its pre-pandemic level until late 2021, and does not expect employment to return to its pre-pandemic level until at least 2023.
•PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25% through at least mid-2024.

See the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For information on financial results for the fourth quarter of 2020, see the Selected Quarterly Financial Data section in the Statistical Information (Unaudited) section of Item 8 of this Report.

For the PNC standalone full year 2021, excluding one-time costs related to the BBVA transaction, compared to full year 2020 where appropriate, we expect:
•Average loan growth to be down in the low-single digits range, and spot loan growth to be up in the low single-digits range, on a percentage basis,
•Revenue growth to be stable, which includes net interest income down modestly,
•Noninterest expense to remain stable, and
•The effective tax rate to be approximately 17%.

Assuming a mid-2021 close date and excluding one-time integration costs, we expect the pending BBVA acquisition to be approximately $600 million accretive to PNC’s 2021 pre-provision net revenue.

For the first quarter of 2021, compared to the fourth quarter of 2020 where appropriate, we expect:
•Average loans to be stable to down modestly, with PPP loans to be up approximately $2 billion,
•Net interest income to decline approximately 1%, which includes the impact of two fewer days in the quarter,
◦Excluding the impact of PPP, net interest income to decline approximately 3%.
•Noninterest income to decline mid-single digits, on a percentage basis, with other noninterest income to be between $275 million and $325 million,
•Noninterest expense to be down in the mid-single digit range, on a percentage basis, and
•Net loan charge-offs to be between $200 million and $250 million.

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2019 over 2018, see the Consolidated Income Statement Review section in our 2019 Form 10-K.

Net income from continuing operations for 2020 was $3.0 billion, or $6.36 per diluted common share, a decrease of $1.6 billion compared with net income from continuing operations of $4.6 billion, or $9.57 per diluted common share, for 2019. The decrease was primarily driven by a $2.4 billion increase in the provision for credit losses reflecting changes due to the adoption of CECL, together with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth, partially offset by lower noninterest expense.
44    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Net Interest Income
Table 1: Summarized Average Balances and Net Interest Income (a)

	2020			2019
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$87,279	2.36%	$2,064	$83,666	2.93%	$2,450
Loans	252,633	3.55%	8,979	235,016	4.51%	10,604
Interest-earning deposits with banks	47,333	0.21%	100	16,878	2.09%	353
Other	9,553	2.50%	239	12,425	3.69%	458
Total interest-earning assets/interest income	$396,798	2.87%	11,382	$347,985	3.98%	13,865
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$238,771	0.27%	643	$204,588	0.97%	1,986
Borrowed funds	47,938	1.50%	718	61,528	2.94%	1,811
Total interest-bearing liabilities/interest expense	$286,709	0.47%	1,361	$266,116	1.43%	3,797
Net interest margin/income (Non-GAAP)		2.53%	10,021		2.89%	10,068
Taxable-equivalent adjustments			(75)			(103)
Net interest income (GAAP)			$9,946			$9,965
(a)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 8 of this Report.

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

Net interest income decreased $19 million in 2020 compared with 2019. The decrease was driven by lower yields on interest-earning assets, partially offset by lower rates on deposits, higher interest earning asset balances, and lower borrowing rates and balances. Net interest margin decreased 36 basis points reflecting the impact of the 1.5% reduction in the federal funds rate by the Federal Reserve in March 2020 and related changes in other short-term rates.

Average investment securities increased $3.6 billion, or 4%, primarily due to an increase in residential mortgage-backed securities. Average investment securities represented 22% of average interest-earning assets in 2020, compared to 24% in 2019.

Average loans grew $17.6 billion, or 8%, driven by commercial and consumer loan growth. Average commercial loans increased by $15.5 billion, or 10%, reflecting new production, including PPP lending under the CARES Act, and higher multifamily agency warehouse lending, partially offset by lower average utilization of loan commitments.

Average consumer loans increased $2.1 billion, or 3%, to $77.8 billion as growth in residential mortgage, auto, unsecured installment and credit card loans was partially offset by declines in education loans due to runoff in the guaranteed government loan portfolio and home equity loan paydowns and payoffs that exceeded new origination volumes.

Average loans represented 64% of average interest-earning assets in 2020 compared to 68% in 2019.

Average interest-earning deposits grew $30.5 billion as average balances held with the Federal Reserve Bank increased due to higher liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.

Average interest-bearing deposits grew $34.2 billion, or 17%, as growth in commercial and consumer deposits reflected pandemic-related accumulation of customer liquidity. In total, average interest-bearing deposits represented 83% of average interest-bearing liabilities in 2020 compared to 77% in 2019.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Average borrowed funds decreased $13.6 billion, or 22%, primarily due to a decline in FHLB borrowings and federal funds purchased reflecting use of liquidity from deposit growth and proceeds from the sale of our equity investment in BlackRock.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  45

Noninterest Income
Table 2: Noninterest Income

Year ended December 31			Change
Dollars in millions	2020	2019	$	%
Noninterest income
Asset management	$836	$862	$(26)	(3)%
Consumer services	1,484	1,555	(71)	(5)%
Corporate services	2,167	1,914	253	13%
Residential mortgage	604	368	236	64%
Service charges on deposits	500	702	(202)	(29)%
Other	1,364	1,473	(109)	(7)%
Total noninterest income	$6,955	$6,874	$81	1%

Noninterest income as a percentage of total revenue was 41% for both 2020 and 2019.

Asset management revenue declined due to the impact of PNC’s divestiture activity in 2019 of the retirement recordkeeping business and PNC’s proprietary mutual funds, partially offset by the impact of higher average equity markets. PNC’s discretionary client assets under management increased to $170 billion at December 31, 2020 compared with $154 billion at December 31, 2019, primarily attributable to higher equity markets.

Consumer services revenue declined as a result of lower transaction volumes and activities, reflecting lower consumer spending.

Broad-based growth in corporate services revenue was driven by higher capital markets-related revenue, primarily from increased equity capital markets advisory fees and asset-backed financing fees, higher revenue from commercial mortgage banking activities and higher treasury management product revenue.

Residential mortgage revenue increased due to higher loan sales revenue driven by increased loan volume and favorable gain on sale margins and revenue from RMSR valuation, net of economic hedge, partially offset by lower servicing fees due to increased payoff volumes.

Service charges on deposits decreased due to lower transaction volumes, fees waived for customers experiencing pandemic-related hardships and the elimination of certain checking product fees.

Other noninterest income decreased due to lower revenue from private equity investments reflecting the significantly adverse economic impacts of the pandemic, lower gains on asset sales including the 2019 divestitures of PNC’s retirement recordkeeping business and proprietary mutual funds and higher negative Visa Class B derivative fair value adjustments, primarily related to the extension of anticipated litigation resolution timing, partially offset by higher net securities gains and capital markets-related revenue.

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

Noninterest Expense
Table 3: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2020	2019	$	%
Noninterest expense
Personnel	$5,673	$5,647	$26	—
Occupancy	826	834	(8)	(1)%
Equipment	1,176	1,210	(34)	(3)%
Marketing	236	301	(65)	(22)%
Other	2,386	2,582	(196)	(8)%
Total noninterest expense	$10,297	$10,574	$(277)	(3)%

46    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The decrease in noninterest expense reflected lower business activity related to the significantly adverse economic impacts of the pandemic, including lower costs associated with business travel, marketing expense and lower equipment expense primarily due to technology-related write-offs in 2019, partially offset by higher personnel expense reflecting continued investment in our employees.

We achieved our 2020 continuous improvement program savings goal of $300 million. In 2021, our goal will once again be $300 million in cost savings, without regard to cost saves related to BBVA, which we expect to contribute to the funding of our business and technology investments.

Effective Income Tax Rate
The effective income tax rate from continuing operations was 12.4% for 2020 compared with 16.4% for 2019. The decrease was primarily due to tax credit benefits and the favorable resolution of certain tax matters in the third quarter of 2020.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low income housing and new markets investments, as well as earnings on other tax exempt investments.

Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 19 Income Taxes in Item 8 of this Report.
Provision for Credit Losses
Table 4: Provision for Credit Losses

Year ended December 31
Dollars in millions	2020	2019
Provision for credit losses
Loans and leases	$2,985	$773
Unfunded lending related commitments (a)	87
Investment securities	80
Other financial assets	23
Total provision for credit losses	$3,175	$773
(a)For the year ended December 31, 2019, the provision for unfunded lending related commitments was included in the provision for loans and leases.

The provision for credit losses was $3.2 billion in 2020 compared to $0.8 billion in 2019. The provision in 2020 was calculated under the CECL accounting standard adopted January 1, 2020. The increase reflected changes due to the adoption of CECL, together with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

Net interest income less the provision for credit losses was $6.8 billion, $9.2 billion and $9.3 billion for 2020, 2019 and 2018, respectively.

The Credit Risk Management portion of the Risk Management section of this Item 7 includes additional information regarding factors impacting the provision for credit losses.

Net Income from Discontinued Operations
The following table summarizes net income from our investment in BlackRock, which is now reported as discontinued operations as a result of the second quarter 2020 divestiture.

Table 5: Discontinued Operations

Year ended December 31
Dollars in millions	2020	2019
Net income from discontinued operations	$4,555	$827

For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  47

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2019 over 2018, see the Consolidated Balance Sheet Review section in our 2019 Form 10-K.
Table 6: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2020	2019	$	%
Assets
Interest-earning deposits with banks	$85,173	$23,413	$61,760	264%
Loans held for sale	1,597	1,083	514	47%
Asset held for sale (a)		8,558	(8,558)	(100)%
Investment securities	88,799	86,824	1,975	2%
Loans	241,928	239,843	2,085	1%
Allowance for loan and lease losses (b)	(5,361)	(2,742)	(2,619)	(96)%
Mortgage servicing rights	1,242	1,644	(402)	(24)%
Goodwill	9,233	9,233
Other, net	44,068	42,439	1,629	4%
Total assets	$466,679	$410,295	$56,384	14%
Liabilities
Deposits	$365,345	$288,540	$76,805	27%
Borrowed funds	37,195	60,263	(23,068)	(38)%
Allowance for unfunded lending related commitments (b)	584	318	266	84%
Other	9,514	11,831	(2,317)	(20)%
Total liabilities	412,638	360,952	51,686	14%
Equity
Total shareholders’ equity	54,010	49,314	4,696	10%
Noncontrolling interests	31	29	2	7%
Total equity	54,041	49,343	4,698	10%
Total liabilities and equity	$466,679	$410,295	$56,384	14%
(a)Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. The prior period BlackRock investment balance has been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued
Operations. Refer to Note 1 Accounting Policies and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional details.
(b) Amount as of December 31, 2020 reflects the impact of adopting the CECL accounting standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent ALLL under the incurred loss methodology. Refer to Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional detail on the adoption of this standard.
Our balance sheet was strong and well-positioned at December 31, 2020 and December 31, 2019.
•Total assets increased as a result of higher interest-earning deposits with banks, primarily the Federal Reserve Bank, loan growth and higher investment securities.
•Total liabilities increased due to deposit growth reflecting customer liquidity accumulation, partially offset by lower borrowed funds, primarily FHLB borrowings, federal funds purchased and bank notes and senior debt.
•Total equity increased due to higher retained earnings driven by the gain on sale of our equity investment in BlackRock and higher AOCI, partially offset by dividends on common and preferred stock, share repurchases, the day-one effect of adopting the CECL accounting standard and the redemption of our Series Q preferred stock.

The ACL related to loans totaled $5.9 billion at December 31, 2020, an increase of $2.9 billion since December 31, 2019. The increase was attributable to a $0.6 billion day-one CECL transition adjustment and a $3.1 billion provision for credit losses, partially offset by net charge-offs of $0.8 billion. The provision reflects changes due to the adoption of the CECL standard, together with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Item 7, and
•Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated
Financial Statements included in Item 8 of this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report.
48    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Loans
Table 7: Loans

	December 31	December 31	Change
Dollars in millions	2020	2019	$	%
Commercial
Commercial and industrial	$132,073	$125,337	$6,736	5%
Commercial real estate	28,716	28,110	606	2%
Equipment lease financing	6,414	7,155	(741)	(10)%
Total commercial	167,203	160,602	6,601	4%
Consumer
Home equity	24,088	25,085	(997)	(4)%
Residential real estate	22,560	21,821	739	3%
Automobile	14,218	16,754	(2,536)	(15)%
Credit card	6,215	7,308	(1,093)	(15)%
Education	2,946	3,336	(390)	(12)%
Other consumer	4,698	4,937	(239)	(5)%
Total consumer	74,725	79,241	(4,516)	(6)%
Total loans	$241,928	$239,843	$2,085	1%
Commercial loans increased primarily due to PPP loan originations and higher multifamily agency warehouse lending, partially offset by lower utilization of loan commitments. At December 31, 2020 PNC had $12.0 billion of PPP loans outstanding.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.

Total consumer loans declined as new originations decreased due to the significantly adverse economic impacts of the pandemic and lower consumer spending. Education loans declined primarily due to continued runoff of the government guaranteed education loan portfolio. Residential mortgage loans increased as the low interest rate environment resulted in an increase in the volume of originations retained by PNC, primarily of nonconforming loans, which are loans that do not meet agency standards as a result of exceeding agency conforming loan limits.
For information on home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.
For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section in this Item 7 and Note 1 Accounting Policies, Note 4 Loans and Related Allowance for Credit Losses in our Notes To Consolidated Financial Statements included in Item 8 of this Report.
Investment Securities
Investment securities of $88.8 billion at December 31, 2020 increased $2.0 billion, or 2%, compared to December 31, 2019, due primarily to net purchases of U.S. Treasury and government agency securities, partially offset by portfolio run-off of agency residential mortgage-backed securities.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  49

Table 8: Investment Securities

	December 31, 2020		December 31, 2019		Ratings (a) As of December 31, 2020
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$20,616	$21,631	$16,926	$17,348	100%
Agency residential mortgage-backed	47,355	48,911	50,266	50,984	100%
Non-agency residential mortgage-backed	1,272	1,501	1,648	1,954	10%	1%	2%	48%	39%
Agency commercial mortgage-backed	2,571	2,688	3,153	3,178	100%
Non-agency commercial mortgage-backed (c)	3,678	3,689	3,782	3,806	87%	1%		5%	7%
Asset-backed (d)	5,060	5,150	5,096	5,166	92%	1%		6%	1%
Other debt (e)	5,061	5,393	4,580	4,771	67%	21%	10%		2%
Total investment securities (f)	$85,613	$88,963	$85,451	$87,207	96%	1%	1%	1%	1%
(a)Ratings percentages allocated based on amortized cost.
(b)Amortized cost is presented net of applicable allowance for securities of $82 million at December 31, 2020 in accordance with the adoption of the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional detail on the CECL accounting standard.
(c)Collateralized primarily by office buildings, multifamily housing, industrial properties, retail properties and lodging properties.
(d)Collateralized primarily by corporate debt, government guaranteed and private education loans and other consumer credit products.
(e)Includes state and municipal securities.
(f)Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 8 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed, which could affect our risk-weighted assets and, therefore, our risk-based regulatory capital ratios under the regulatory capital rules. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 1 Accounting Policies and Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional details regarding the methodology for determining the allowance and the amount of the allowance for investment securities, respectively.

The duration of investment securities was 2.6 years at December 31, 2020. We estimate that at December 31, 2020 the effective duration of investment securities was 3.1 years for an immediate 50 basis points parallel increase in interest rates and 2.0 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2019 for the effective duration of investment securities were 2.8 years and 2.4 years, respectively.
Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 3.4 years at December 31, 2020 compared to 4.1 years at December 31, 2019.
Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2020	Years
Agency residential mortgage-backed	2.9
Non-agency residential mortgage-backed	6.0
Agency commercial mortgage-backed	4.2
Non-agency commercial mortgage-backed	2.5
Asset-backed	2.4
Additional information regarding our investment securities is included in Note 3 Investment Securities and Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of this Report.

50    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Funding Sources
Table 10: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2020	2019	$	%
Deposits
Noninterest-bearing	$112,637	$72,779	$39,858	55%
Interest-bearing
Money market	59,737	54,115	5,622	10%
Demand	92,294	71,692	20,602	29%
Savings	80,985	68,291	12,694	19%
Time deposits	19,692	21,663	(1,971)	(9)%
Total interest-bearing deposits	252,708	215,761	36,947	17%
Total deposits	365,345	288,540	76,805	27%
Borrowed funds
Federal Home Loan Bank borrowings	3,500	16,341	(12,841)	(79)%
Bank notes and senior debt	24,271	29,010	(4,739)	(16)%
Subordinated debt	6,403	6,134	269	4%
Other	3,021	8,778	(5,757)	(66)%
Total borrowed funds	37,195	60,263	(23,068)	(38)%
Total funding sources	$402,540	$348,803	$53,737	15%

Growth in total deposits reflected growth in commercial deposits reflecting pandemic-related accumulation of liquidity by customers and higher consumer deposits driven by government stimulus payments and lower consumer spending.

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

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2020 liquidity and capital activities. See Note 10 Borrowed Funds in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information related to our borrowings.

Shareholders’ Equity
Total shareholders’ equity was $54.0 billion at December 31, 2020, an increase of $4.7 billion, or 10%, compared to December 31, 2019. The increase resulted from net income of $7.6 billion, which included the gain on sale of our equity investment in BlackRock, and higher AOCI of $2.0 billion, partially offset by common and preferred dividends of $2.2 billion, common share repurchases of $1.4 billion, a day-one transition adjustment of $0.7 billion for the adoption of the CECL accounting standard and $0.5 billion for the redemption of our Series Q preferred stock.

PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic, and continued the suspension through the fourth quarter of 2020, consistent with the extension of the Federal Reserve’s special capital distribution restrictions. We repurchased $99 million of common shares in the third quarter to offset the effects of employee benefit plan-related issuances in 2020 as permitted by guidance from the Federal Reserve. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  51

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 23 Segment Reporting in the Notes To Consolidated Financial Statements in Item 8 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 23, primarily due to the presentation in this Item 7 of business net interest income on a taxable-equivalent basis. Note 23 presents results of businesses for 2020, 2019 and 2018.

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of this Report for additional information on the sale and details on our results and cash flows for 2020, 2019 and 2018.
Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 114 in Note 23 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 8 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP).

See the Executive Summary of this Item 7 for our discussion of the impact of pandemic-related developments on our business and operations, including pandemic relief efforts for our customers. We have granted loan modifications through various hardship relief programs to assist our customers in need during the pandemic. See Loan Modifications in the Troubled Debt Restructurings and Loan Modifications section of Credit Risk Management for details on these programs.
52    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Retail Banking
Retail Banking’s core strategy is to acquire and retain customers who maintain their primary checking and transaction relationships with us. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience and drive transformation and automation. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we have a disciplined process to continually improve the engagement of both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 11: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$5,609	$5,520	$89	2%
Noninterest income	2,519	2,648	(129)	(5)%
Total revenue	8,128	8,168	(40)	—
Provision for credit losses	968	517	451	87%
Noninterest expense	6,019	6,011	8	—
Pretax earnings	1,141	1,640	(499)	(30)%
Income taxes	266	377	(111)	(29)%
Noncontrolling interest	31	50	(19)	(38)%
Earnings	$844	$1,213	$(369)	(30)%
Average Balance Sheet
Loans held for sale	$745	$627	$118	19%
Loans
Consumer
Home equity	$22,633	$22,657	$(24)	—
Residential real estate	18,171	16,196	1,975	12%
Automobile	15,968	15,510	458	3%
Credit card	6,629	6,550	79	1%
Education	3,176	3,611	(435)	(12)%
Other consumer	2,334	2,244	90	4%
Total consumer	68,911	66,768	2,143	3%
Commercial	12,573	10,410	2,163	21%
Total loans	$81,484	$77,178	$4,306	6%
Total assets	$97,643	$92,959	$4,684	5%
Deposits
Noninterest-bearing demand	$39,754	$31,675	$8,079	26%
Interest-bearing demand	47,557	42,077	5,480	13%
Money market	23,436	25,317	(1,881)	(7)%
Savings	68,267	56,722	11,545	20%
Certificates of deposit	11,222	12,613	(1,391)	(11)%
Total deposits	$190,236	$168,404	$21,832	13%
Performance Ratios
Return on average assets	0.86%	1.30%
Noninterest income to total revenue	31%	32%
Efficiency	74%	74%
(continued on following page)
The PNC Financial Services Group, Inc. – 2020 Form 10-K  53

(continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Supplemental Noninterest Income Information
Consumer services	$1,427	$1,530	$(103)	(7)%
Residential mortgage	$604	$368	$236	64%
Service charges on deposits	$497	$687	$(190)	(28)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$121	$120	$1	1%
Serviced portfolio acquisitions	$33	$12	$21	175%
MSR asset value (b)	$0.7	$1.0	$(0.3)	(30)%
MSR capitalization value (in basis points) (b)	56	83	(27)	(33)%
Servicing income: (in millions)
Servicing fees, net (c)	$118	$178	$(60)	(34)%
Mortgage servicing rights valuation, net of economic hedge	$137	$47	$90	191%
Residential mortgage loan statistics
Loan origination volume (in billions)	$15.1	$11.5	$3.6	31%
Loan sale margin percentage	3.57%	2.41%
Percentage of originations represented by:
Purchase volume (d)	40%	47%
Refinance volume	60%	53%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	64%	57%
Digital consumer customers (f)	74%	69%
Credit-related statistics
Nonperforming assets	$1,211	$1,046	$165	16%
Net charge-offs - loans and leases	$569	$534	$35	7%
Other statistics
ATMs	8,900	9,091	(191)	(2)%
Branches (g)	2,162	2,296	(134)	(6)%
Brokerage account client assets (in billions) (h)	$59	$54	$5	9%

(a)Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the year ended, respectively.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.
(d)Mortgages with borrowers as part of residential real estate purchase transactions.
(e)Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(f)Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(g)Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(h)Includes cash and money market balances.

Retail Banking earned $0.8 billion in 2020 compared with $1.2 billion in 2019. The decrease in earnings was primarily attributable to a higher provision for credit losses and lower noninterest income, partially offset by higher net interest income.

Net interest income increased primarily due to wider interest rate spreads on the value of loans, as well as growth in average deposits and average loan balances, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income decreased largely due to declines in service charges on deposits as a result of fees waived for customers experiencing pandemic-related hardships and the elimination of certain checking product fees, as well as a decline in consumer services, including merchant services, and credit and debit card. Lower noninterest income also reflected the impact of negative derivative fair value adjustments related to Visa Class B common shares of $195 million in 2020 compared with negative adjustments of $100 million in 2019. These declines were partially offset by growth in residential mortgage revenue attributable to increased loan sales revenue as a result of the low interest rate environment and higher revenue from residential mortgage servicing rights valuation, net of economic hedge.

54    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Provision for credit losses increased in 2020 compared to 2019 reflecting changes due to the adoption of the CECL accounting standard, together with the significantly adverse economic impacts of the pandemic.

Noninterest expense increased marginally, primarily as a result of higher personnel, branch-related expenses due in part to the impacts of the pandemic, equipment, and technology costs, partially offset by lower advertising and marketing.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In 2020, average total deposits increased compared to 2019 primarily driven by growth in demand and savings deposits which benefited from the impact of government stimulus payments and lower consumer spending due to the pandemic. Savings and demand deposits also increased due, in part, to a shift from money market deposits to relationship-based savings products.

Retail Banking average total loans grew in 2020 compared with 2019:
•Average commercial loans increased primarily due to PPP loans.
•Average residential real estate loans increased primarily as a result of growth in nonconforming residential mortgages and a robust refinance market driven by historically low interest rates.
•Average auto loan balances in 2020 grew at a lower rate than in recent years due to the impacts of the pandemic on auto sales.
•Average other consumer loans in 2020 increased at a lower rate than in 2019 as growth in the first quarter of 2020 primarily driven by unsecured installment loan originations through digital channels was muted for the remainder of the year as originations declined in part due to effects of the pandemic and customer behavior.
•Average credit card balances increased marginally in 2020 as balance growth in the first quarter of 2020 was largely offset by lower consumer spending for the remainder of the year due to the effects of the pandemic.
•Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.
•Average home equity loans decreased as paydowns and payoffs exceeded new originated volume.

In 2018, we launched our national expansion strategy designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network and began offering our digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized customer experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and services, beyond deposits and withdrawals. Following the first solution center opening in 2018, four additional solution centers opened in 2019 with a second in Kansas City and three in the Dallas/Fort Worth market. In 2020, we expanded into three new markets, Boston, Houston and Nashville and opened seventeen new solution centers. We also offer digital unsecured installment and small business loans in the expansion markets. Beginning in mid-2021, we expect the BBVA acquisition will accelerate our Retail National expansion efforts to become a coast-to-coast Retail Bank.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and have closed 162 branches in 2020.
•Approximately 74% of consumer customers used non-teller channels for the majority of their transactions in 2020 compared with 69% in 2019, in part reflecting consumer transaction behavior changes during the pandemic.
•Deposit transactions via ATM and mobile channels increased to 64% of total deposit transactions in 2020 from 57% in 2019, in part reflecting consumer transaction behavior changes during the pandemic.

Retail Banking continues to make progress on its multi-year initiative to redesign the home lending process, including integrating mortgage and home equity lending into a common platform. Technology enhancements supported increased residential mortgage origination volume. In addition, we enhanced the home equity origination process to make it easier and to reach additional customers by offering the product in new states. The enhanced product is currently available in forty-three states and we are moving toward offering the product in most of the remaining states in 2021. Additional improvements for both mortgage and home equity are planned to continue throughout 2021.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  55

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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2020	2019	$	%
Income Statement
Net interest income	$4,049	$3,714	$335	9%
Noninterest income	3,062	2,537	525	21%
Total revenue	7,111	6,251	860	14%
Provision for credit losses	2,088	284	1,804	635%
Noninterest expense	2,856	2,813	43	2%
Pretax earnings	2,167	3,154	(987)	(31)%
Income taxes	483	706	(223)	(32)%
Noncontrolling interest	10		10	*
Earnings	$1,674	$2,448	$(774)	(32)%
Average Balance Sheet
Loans held for sale	$762	$505	$257	51%
Loans
Commercial
Commercial and industrial	$125,426	$112,809	$12,617	11%
Commercial real estate	27,180	26,340	840	3%
Equipment lease financing	6,813	7,255	(442)	(6)%
Total commercial	159,419	146,404	13,015	9%
Consumer	10	15	(5)	(33)%
Total loans	$159,429	$146,419	$13,010	9%
Total assets	$183,189	$164,243	$18,946	12%
Deposits
Noninterest-bearing demand	$53,681	$39,141	$14,540	37%
Interest-bearing demand	26,838	19,487	7,351	38%
Money market	34,959	28,091	6,868	24%
Other	8,825	6,676	2,149	32%
Total deposits	$124,303	$93,395	$30,908	33%
Performance Ratios
Return on average assets	0.91%	1.49%
Noninterest income to total revenue	43%	41%
Efficiency	40%	45%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,884	$1,866	$18	1%
Capital Markets (b)	$1,607	$1,140	$467	41%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$162	$97	$65	67%
Commercial mortgage loan servicing income (d)	294	261	33	13%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	72	19	53	279%
Total	$528	$377	$151	40%
MSR asset value (f)	$569	$649	$(80)	(12)%
Average Loans by C&IB business
Corporate Banking	$81,977	$74,016	$7,961	11%
Real Estate	40,381	37,149	3,232	9%
Business Credit	22,589	22,586	3	—
Commercial Banking	10,415	7,984	2,431	30%
Other	4,067	4,684	(617)	(13)%
Total average loans	$159,429	$146,419	$13,010	9%
Credit-related statistics
Nonperforming assets (f)	$827	$444	$383	86%
Net charge-offs - loans and leases	$280	$105	$175	167%
* - Not Meaningful
(a)See the additional revenue discussion regarding treasury management, capital markets-related products and services, and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
(b)Amounts are reported in net interest income and noninterest income.
(c)Represents other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, originations fees, gains on sale of loans held for sale and net interest income on loans held for sale.
56    The PNC Financial Services Group, Inc. – 2020 Form 10-K

(d)Represents net interest income and noninterest income (primarily in corporate service fees) from loan servicing net of reduction in commercial mortgage servicing rights due to amortization expense and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(e)Amounts are reported in corporate service fees.
(f)As of December 31.
Corporate & Institutional Banking earned $1.7 billion in 2020 compared to $2.4 billion in 2019, as higher provision for credit losses was partially offset by higher revenue.

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

Provision for credit losses increased in 2020 compared to 2019, primarily reflecting changes due to the adoption of the CECL accounting standard, together with the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality.

Nonperforming assets at December 31, 2020 and net loan and lease charge-offs for 2020 increased over the comparative periods of 2019 primarily related to industries economically impacted by the pandemic.

Noninterest expense increased in the comparison largely due to higher variable costs associated with increased business activity and investments in strategic initiatives.

Average loans increased compared with 2019 due to strong growth in Corporate Banking, PNC Real Estate and Commercial Banking:
•Corporate Banking provides lending, equipment financing, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business grew reflecting new production, including PPP loan originations, partially offset by lower average utilization of loan commitments.
•PNC Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased primarily driven by higher commercial mortgage and multifamily agency warehouse lending, partially offset by project loan payoffs.
•Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by PPP loan originations, partially offset by lower average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by marketable collateral. Average loans for this business were relatively unchanged as new originations were mostly offset by lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison reflecting customers maintaining liquidity due to the economic impacts of the pandemic. We continue to actively monitor the interest rate environment and make adjustments in response to evolving market conditions, bank funding needs and client relationship dynamics.

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We executed on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, we expect the BBVA acquisition to accelerate our expansion efforts across the Southwest, but this has not changed our strategy regarding our de novo expansion efforts. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets-related products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income, corporate service fees and other noninterest income. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 12 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  57

The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with 2019, treasury management revenue increased primarily due to higher deposit balances and product revenue, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was broad-based across most products and services and included higher credit valuations and fees on customer-related derivatives activities, underwriting fees, equity capital market advisory fees and asset-backed financing fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison due to higher revenue across all activities.

58    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Asset Management Group

Asset Management Group is focused on being a premier bank-held individual and institutional asset manager in each of the markets it serves. The business seeks to deliver high quality banking, trust and investment management services to our high net worth, ultra high net worth and institutional client sectors through a broad array of products and services. Asset Management Group’s priorities are to serve our clients’ financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.
Table 13: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2020	2019	$	%
Income Statement
Net interest income	$357	$288	$69	24%
Noninterest income	854	991	(137)	(14)%
Total revenue	1,211	1,279	(68)	(5)%
Provision for (recapture of) credit losses	21	(1)	22	*
Noninterest expense	858	939	(81)	(9)%
Pretax earnings	332	341	(9)	(3)%
Income taxes	77	79	(2)	(3)%
Earnings	$255	$262	$(7)	(3)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$2,832	$1,923	$909	47%
Other consumer	4,042	4,232	(190)	(4)%
Total consumer	6,874	6,155	719	12%
Commercial	831	759	72	9%
Total loans	$7,705	$6,914	$791	11%
Total assets	$8,186	$7,360	$826	11%
Deposits
Noninterest-bearing demand	$1,568	$1,360	$208	15%
Interest-bearing demand	7,777	4,060	3,717	92%
Money market	1,613	1,832	(219)	(12)%
Savings	7,307	6,216	1,091	18%
Other	650	822	(172)	(21)%
Total deposits	$18,915	$14,290	$4,625	32%
Performance Ratios
Return on average assets	3.12%	3.56%
Noninterest income to total revenue	71%	77%
Efficiency	71%	73%
Supplemental Noninterest Income Information
Asset management fees	$836	$862	$(26)	(3)%
Other Information
Nonperforming assets (a)	$66	$39	$27	69%
Net charge-offs - loans and leases	$1	$5	$(4)	(80)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$170	$154	$16	10%
Nondiscretionary client assets under administration	154	143	11	8%
Total	$324	$297	$27	9%
Discretionary client assets under management
Personal	$108	$99	$9	9%
Institutional	62	55	7	13%
Total	$170	$154	$16	10%
* - Not Meaningful
(a)As of December 31.
(b)Excludes brokerage account client assets.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  59

Asset Management Group earned $255 million in 2020 compared with $262 million in 2019. Earnings decreased primarily due to lower revenue and an increase in provision for credit losses, partially offset by a decrease in noninterest expense.

Net interest income increased due to growth in average loan and deposit balances and wider interest rate spreads on loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income decreased due to lower asset management fees resulting from the impact of 2019 divestiture activities and the gains recognized on the retirement recordkeeping and the PNC Capital Advisors investment management business divestitures in the prior period. This decline was partially offset by increases in the average equity markets.

Noninterest expense decreased in the comparison and was primarily attributable to the impact of the 2019 divestitures and lower variable costs.

Provision for credit losses increased reflecting changes due to the adoption of the CECL accounting standard, together with the significantly adverse economic impacts of the pandemic.

Asset Management Group’s discretionary client assets under management increased in comparison to the prior year primarily attributable to higher equity markets as of December 31, 2020.

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

We expect that the BBVA acquisition will allow meaningful opportunities to grow the Asset Management Group segment by entering into new markets for both the Wealth Management and Institutional Asset Management businesses.
RISK MANAGEMENT
Enterprise Risk Management
We encounter risk as part of the normal course of operating our business. Accordingly, we design our risk governance framework, referred to as the (ERM) Framework, and risk management processes to help manage this risk. We manage risk in light of our risk appetite to optimize long-term shareholder value while supporting our employees, customers and communities.

Our ERM Framework is structurally aligned with enhanced prudential standards and heightened standards which establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework which consists of seven core components that provide executive management and the Board of Directors with an aggregate view of significant risks impacting the organization. The seven core components are risk culture, enterprise strategy (including risk appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting (see the figure below). The overall Risk Management section of this Item 7 also provides an analysis of the firm’s Capital Management and our key areas of risk, which include but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security). Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely adoption of applicable regulatory pronouncements within our ERM Framework.
60    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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
Proactive and open communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. Our multi-level risk committee structure provides formal channels to identify and report risk.
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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  61

Risk Governance and Oversight
We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s Heightened Risk Management and Governance Standards and Guidelines and the Federal Reserve Board's Enhanced Prudential Standards rules. See the Supervision and Regulation section in Item 1 of this Report for more information.
To ensure the appropriate risks are being taken and effectively managed and controlled, risk is managed across three lines of defense. The Board of Directors’ and each line of defense’s responsibilities are detailed below:
Board of Directors – The Board of Directors oversees our risk-taking activities, holds management accountable for adhering to the ERM Framework and is responsible for exercising sound, independent judgment when assessing risk.
First line of defense – The front line units are accountable for identifying, owning and managing risks to within acceptable levels while adhering to the ERM Framework. Our businesses strive to enhance risk management and internal control processes within their areas. Integrated and comprehensive processes are designed to adequately manage the business’ risk profile and risk appetite through identifying, assessing, monitoring and reporting risks which may significantly impact each business.
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the risk governance framework and the standards by each independent risk area for identifying, measuring, monitoring, controlling and reporting aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, and report any issues or exceptions. The risk areas help to ensure processes and controls owned by the businesses are designed and operating as intended, and they may intervene directly in modifying and developing first line of defense risk processes and controls.
Third line of defense – As the third line of defense, Internal Audit is independent from the first and second lines of defense. Internal Audit provides the Board of Directors and executive management comprehensive assurance on the effectiveness of the ERM Framework and the risk management practices across the organization.
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
Board of Directors – Our Board of Directors oversees our business and affairs as managed by our officers and employees. The Board of Directors may receive assistance in carrying out its duties and may delegate authority through the following standing committees:
•Audit Committee: monitors the integrity of our consolidated financial statements; monitors internal control over financial reporting; monitors compliance with our code of ethics; evaluates and monitors the qualifications and independence of our independent auditors; and evaluates and monitors the performance of our Internal Audit function and our independent auditors.
•Nominating and Governance Committee: oversees the implementation of sound corporate governance principles and practices while promoting our best interests and those of our shareholders.
•Personnel and Compensation Committee: oversees the compensation of our executive officers and other specified responsibilities related to personnel and compensation matters affecting us. The committee is also responsible for evaluating the relationship between risk-taking activities and incentive compensation plans.
•Risk Committee: oversees enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework. The Risk Committee has formed a Technology Subcommittee and a Compliance Subcommittee to facilitate Board-level oversight of risk management in these areas.
In 2020, the Board created the Special Committee on Equity & Inclusion, which assists the Board in its oversight of management’s equity and inclusion efforts, internally and externally, focusing on our systemic processes (including for employees and suppliers); low and moderate income communities (including community development banking, and product offerings and financial support for such communities); and advocacy (including partnerships with leading organizations, and advocacy for necessary structural changes to help provide greater access to the banking system and end systemic racism).
Management Level Executive Committee – The Management Level Executive Committee is responsible for guiding the creation and execution of our business strategy across the company. With this responsibility, the Management Level Executive Committee executes various strategic approval and review activities, with a focus on capital deployment, business performance and risk management. This Committee also helps ensure PNC is staffed with sufficient resources and talent to operate within its risk appetite.
62    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Corporate Committees – The Corporate Committees generally operate based on the delegated approval authority from a Board-level Committee, the Management Level Executive Committee or other Corporate Committees. These Committees operate at the senior management level and are designed to facilitate the review, evaluation, oversight and approval of key risk activities.
Working Committees – The Working Committees generally operate on delegated approval authority from a Corporate Committee, other Working Committees or provide oversight of regulatory/legal matters. Working Committees are intended to assist in the implementation of key enterprise-level activities within a business or function and support the oversight of the businesses key risk activities.
Transactional Committees – Transactional Committees generally operate based on delegated approval authority from a Corporate or Working Committee to approve individual transactions, transactional related activities or movements on the organization's balance sheet.
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
Risk Identification
Risk identification takes place across a variety of risk types throughout the organization. These risk types include, but are not limited to, credit, liquidity and capital, market, operational and compliance. Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against the risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators, Key Performance Indicators, Risk Control and Self-Assessments, scenario analysis, stress testing and special investigations.

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
Risk Assessment
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and allow us to control and monitor our actual risk level and risk management effectiveness through the use of risk measures. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Effective risk measurement practices will uncover recurring risks that have been experienced in the past; make the known risks easy to monitor, understand, compare and report; and reveal unanticipated risks that may not be easy to understand or predict.
Risk Controls and Monitoring
Our ERM Framework consists of policies, processes, personnel and control systems. Risk controls and limits provide the linkage from our Risk Appetite Statement and associated guiding principles to the risk-taking activities of our businesses. In addition to risk appetite limits, a system of more detailed internal controls exists which oversees and monitors our various processes and functions. These control systems measure performance, help employees make correct decisions, help ensure information is accurate and reliable and document compliance with laws and regulations.
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
Risk reports are produced at the line of business, functional risk and enterprise levels. The enterprise level risk report aggregates risks identified in the risk area reports and in the business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk and represents our overall risk position in relation to the desired enterprise risk appetite. The
The PNC Financial Services Group, Inc. – 2020 Form 10-K  63

determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of risk reports from the risk areas and lines of business to inform our risk profile enables a clear view of our risk level relative to our quantitative risk appetite. The enterprise level report is provided through the governance structure to the Risk Committee of the Board of Directors.

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

Loan Portfolio Characteristics and Analysis

Table 14: Details of Loans
In billions

We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial
Environmental and social risks are incorporated into the transaction and portfolio management policies and procedures that govern our underwriting and portfolio management practices. All Corporate & Institutional Banking transactions are subject to an Environmental and Social Risk Management assessment designed to help us better identify and mitigate environmental, human rights and other social risks early in the credit application process. Transactions identified as having a potential environmental, human rights or other social risk are evaluated to determine whether enhanced due diligence is warranted. We have also chosen to limit new originations in sectors that are no longer consistent with our strategic direction, such as mountain-top removal coal mining and private prisons. We periodically review environmental and social risk topics in PNC’s Credit Portfolio Strategy Committee, and outcomes of these reviews may result in changes to our due diligence, origination requirements, or limits on credit exposure. Our approach to identifying environmental and social risks is regularly reviewed by senior management and overseen by our Board of Directors. PNC will continue to refine its approach as banking conditions, regulatory requirements, investors’ perspectives and our strategic direction evolve.

64    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Commercial and Industrial
Commercial and industrial loans comprised 55% and 52% of our total loan portfolio at December 31, 2020 and 2019, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified as shown in the following table which provides a breakout by industry classification (classified based on the NAICS).

Table 15: Commercial and Industrial Loans by Industry

	December 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$20,712	16%	$21,540	17%
Retail/wholesale trade	20,218	15	21,565	17
Service providers	19,419	15	16,112	13
Financial services	14,909	11	11,318	9
Real estate related (a)	13,369	10	12,346	10
Health care	8,987	7	8,035	6
Transportation and warehousing	7,095	5	7,474	6
Other industries	27,364	21	26,947	22
Total commercial and industrial loans	$132,073	100%	$125,337	100%
(a) Represents loans to customers in the real estate and construction industries.

Commercial and industrial loan growth at December 31, 2020 primarily reflects the impact of PPP lending under the CARES Act and higher multifamily agency warehouse lending, partially offset by lower utilization of loan commitments. At December 31, 2020 PNC had $12.0 billion of PPP loans outstanding. See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $17.3 billion related to commercial mortgages, $6.3 billion of real estate project loans and $5.1 billion of intermediate term financing loans as of December 31, 2020. Comparable amounts were $17.0 billion, $5.6 billion and $5.5 billion, respectively, as of December 31, 2019.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  65

The following table presents our commercial real estate loans by geography and property type:

Table 16: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$4,458	16%	$4,393	16%
Florida	2,991	10	2,557	9
Texas	2,031	7	1,717	6
Maryland	1,770	6	1,889	7
Virginia	1,586	6	1,547	6
Pennsylvania	1,425	5	1,310	4
Ohio	1,247	4	1,307	4
New Jersey	1,117	4	1,106	4
Illinois	900	3	1,001	4
Georgia	859	3	876	3
Other	10,332	36	10,407	37
Total commercial real estate loans	$28,716	100%	$28,110	100%
Property Type
Multifamily	$9,617	33%	$9,003	32%
Office	7,691	27	7,641	27
Retail	3,490	12	3,702	13
Industrial/warehouse	1,999	7	2,003	7
Hotel/motel	1,954	7	1,813	7
Seniors housing	1,417	5	1,123	4
Mixed use	835	3	943	3
Other	1,713	6	1,882	7
Total commercial real estate loans	$28,716	100%	$28,110	100%
(a) Presented in descending order based on loan balances at December 31, 2020.

Commercial High Impact Industries
In light of the current economic circumstances related to COVID-19, we are evaluating and monitoring our entire commercial portfolio for elevated levels of credit risk; however, the industry sectors that have been and we believe will continue to be most likely impacted by the effects of the pandemic are:
•Non-real estate related
•Leisure recreation: restaurants, casinos, hotels, convention centers
•Non-essential retail: retail excluding auto, gas, staples
•Healthcare facilities: elective, private practices
•Consumer services: religious organizations, childcare
•Leisure travel: cruise, airlines, other travel/transportation
•Other impacted areas: shipping, senior living, specialty education

•Real estate related
•Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants
•Hotel: full service, limited service, extended stay
•Seniors housing: assisted living, independent living

As of December 31, 2020, our outstanding loan balances in these industries totaled $17.2 billion, or approximately 7% of our total loan portfolio, while additional unfunded loan commitments totaled $11.2 billion. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we do expect to see further stress.

In our non-real estate related category we have $9.7 billion in loans outstanding, $1.9 billion of which are funded through the PPP and guaranteed by the SBA under the CARES Act. Nonperforming loans in these industries totaled $0.1 billion, or 1% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.3 billion at December 31, 2020 with the greatest stress seen in the leisure recreation and leisure travel sectors.

Within the real estate related category we have $7.5 billion in loans outstanding, which includes real estate projects of $5.0 billion and unsecured real estate of $2.5 billion. Nonperforming loans in this category totaled $0.2 billion at December 31, 2020, or 3% of total
66    The PNC Financial Services Group, Inc. – 2020 Form 10-K

loans outstanding in the commercial real estate related category, driven primarily by loans related to two real estate investment trusts. In this category, we continue to see substantial stress in the non-essential retail and hotel segments.

Oil and Gas Loan Portfolio
We are also monitoring our oil and gas portfolio closely for elevated levels of credit risk given the continued pressures on the energy industry. As of December 31, 2020, our outstanding loans in the oil and gas sector totaled $3.4 billion, or 1% of total loans, which included $0.1 billion funded through the PPP and guaranteed by the SBA under the CARES Act. This portfolio comprised approximately $1.6 billion in the midstream and downstream sectors, $0.9 billion of oil services companies and $0.9 billion related to exploration and production companies. Of the oil services category, approximately $0.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of December 31, 2020 totaled $0.2 billion, or 6% of total loans outstanding in this sector. Additional unfunded loan commitments for the oil and gas portfolio totaled $7.1 billion at December 31, 2020.

Consumer

Home Equity
Home equity loans comprised $12.6 billion of primarily variable-rate home equity lines of credit and $11.5 billion of closed-end home equity installment loans at December 31, 2020. Comparable amounts were $13.9 billion and $11.2 billion, as of December 31, 2019, respectively.

We track borrower performance monthly, including obtaining original LTVs, updated FICO scores at least quarterly, updated LTVs at least quarterly, and other credit metrics at least quarterly, including the historical performance of any related mortgage loans regardless of whether we hold the lien. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

The credit quality of newly originated loans in 2020 was strong overall with a weighted-average LTV on originations of 67% and a weighted-average FICO score of 776.

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

The following table presents our home equity loans by geography and lien type:

Table 17: Home Equity Loans by Geography and by Lien Type

	December 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,602	23%	$5,812	23%
New Jersey	3,462	14	3,728	15
Ohio	2,753	11	2,899	12
Florida	1,536	6	1,340	5
Illinois	1,411	6	1,544	6
Michigan	1,398	6	1,371	5
Maryland	1,332	6	1,420	6
North Carolina	1,043	4	1,092	4
Kentucky	922	4	990	4
Indiana	813	3	820	3
Other	3,816	17	4,069	17
Total home equity loans	$24,088	100%	$25,085	100%
Lien type
1st lien		63%		59%
2nd lien		37		41
Total		100%		100%
(a) Presented in descending order based on loan balances at December 31, 2020.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  67

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2020 and 2019.

We track borrower performance of this portfolio monthly similarly to home equity loans. We also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The credit quality of newly originated loans that we retained on our balance sheet in 2020 was strong overall as evidenced by a weighted-average LTV on originations of 67% and a weighted-average FICO score of 775.

The following table presents our residential real estate loans by geography:

Table 18: Residential Real Estate Loans by Geography

	December 31, 2020		December 31, 2019
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$7,828	35%	$6,800	31%
New Jersey	1,635	7	1,779	8
Florida	1,620	7	1,580	7
Washington	1,104	5	646	3
Illinois	1,039	5	1,118	5
Pennsylvania	1,036	5	1,113	5
New York	1,020	5	1,008	5
Virginia	864	4	868	4
Maryland	857	4	923	4
North Carolina	796	4	877	4
Other	4,761	19	5,109	24
Total residential real estate loans	$22,560	100%	$21,821	100%
(a) Presented in descending order based on loan balances at December 31, 2020.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. The originated nonconforming residential mortgage portfolio had strong credit quality at December 31, 2020 with an average original LTV of 69% and an average original FICO score of 775. Our portfolio of originated nonconforming residential mortgage loans totaled $17.9 billion at December 31, 2020 with 41% located in California.

Automobile
Within auto loans, $12.7 billion resided in the indirect auto portfolio while $1.5 billion were in the direct auto portfolio as of December 31, 2020. Comparable amounts as of December 31, 2019 were $15.1 billion and $1.7 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Key Statistics

	December 31, 2020	December 31, 2019
Weighted-average loan origination FICO score (a)
Indirect auto	784	757
Direct auto	768	769
Weighted-average term of loan originations - in months (a)
Indirect auto	72	74
Direct auto	62	63
(a) Weighted-averages calculated for the years ended December 31, 2020 and 2019.

68    The PNC Financial Services Group, Inc. – 2020 Form 10-K

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. At December 31, 2020, the portfolio balance was composed of 56% new vehicle loans and 44% used vehicle loans. Comparable amounts at December 31, 2019 were 55% and 45%, respectively.

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

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. Amounts as of December 31, 2019 also excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. In connection with the adoption of the CECL standard, nonperforming loans as of December 31, 2020 include PCD loans which meet the criteria to be classified as nonperforming. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for details on our nonaccrual policies and additional information related to the adoption of the CECL standard, including the discontinuation of purchased impaired loan accounting.

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	December 31 2020	December 31 2019	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$923	$501	$422	84%
Consumer (a)	1,363	1,134	229	20%
Total nonperforming loans	2,286	1,635	651	40%
OREO and foreclosed assets	51	117	(66)	(56)%
Total nonperforming assets	$2,337	$1,752	$585	33%
TDRs included in nonperforming loans	$902	$843	$59	7%
Percentage of total nonperforming loans	39%	52%
Nonperforming loans to total loans	0.94%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.97%	0.73%
Nonperforming assets to total assets	0.50%	0.43%
Allowance for loan and lease losses to nonperforming loans (b)	235%	168%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Ratio at December 31, 2020 reflects the changes in ALLL methodology due to the adoption of the CECL accounting standard on January 1, 2020, along with increases in reserves during 2020 due to the significantly adverse economic impacts of the pandemic and its resulting effects on loan portfolio credit quality and loan growth.

The increase in nonperforming assets at December 31, 2020 was primarily attributable to higher nonperforming commercial loans in industries adversely impacted by the pandemic and the energy industry and an increase in residential real estate nonperforming loans primarily related to borrowers exiting forbearance and deferring payments to the end of the loan term, partially offset by the decline in OREO and foreclosed assets due to asset sales and the suspension of pandemic-related foreclosures. See the discussion of Commercial High Impact Industries and the Oil and Gas Loan Portfolio within this Credit Risk Management section for further detail on these industries.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  69

The following table provides details on the change in nonperforming assets for the years ended December 31, 2020 and 2019:

Table 21: Change in Nonperforming Assets

In millions	2020	2019
January 1	$1,752	$1,808
New nonperforming assets	1,947	1,342
Charge-offs and valuation adjustments	(421)	(664)
Principal activity, including paydowns and payoffs	(603)	(472)
Asset sales and transfers to loans held for sale	(82)	(95)
Returned to performing status	(256)	(167)
December 31	$2,337	$1,752

As of December 31, 2020, approximately 97% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses. As of December 31, 2020, commercial nonperforming loans were carried at approximately 83% of their unpaid principal balance, due to charge-offs and interest applied to principal, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprised 47% of total residential real estate nonperforming loans, while home equity TDRs comprised 41% of home equity nonperforming loans at December 31, 2020. Comparable amounts at December 31, 2019 were 79% and 49%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

At December 31, 2020, our largest nonperforming asset was $141 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 19% of total nonperforming assets.
Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option, and at December 31, 2020 also include PCD loans. Amounts exclude loans held for sale, while amounts as of December 31, 2019 also excluded purchased impaired loans.

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the December 31, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
•if current at the time of modification, the loan remains current throughout the modification period,
•if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported delinquent status during the modification period, or
•if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current.

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance. See the COVID-19 Relief section in Item 1 of this Report for more information on the CARES Act and the related interagency guidance.
70    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31 2020	December 31 2019	Change		December 31 2020	December 31 2019
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$620	$661	$(41)	(6)%	0.26%	0.28%
Accruing loans past due 60 to 89 days	234	258	(24)	(9)%	0.10%	0.11%
Total early stage loan delinquencies	854	919	(65)	(7)%	0.35%	0.38%
Late stage loan delinquencies
Accruing loans past due 90 days or more	509	585	(76)	(13)%	0.21%	0.24%
Total accruing loans past due	$1,363	$1,504	$(141)	(9)%	0.56%	0.63%
(a)Past due loan amounts include government insured or guaranteed loans of $0.6 billion at both December 31, 2020 and 2019.

Accruing loans past due 90 days or more continue to accrue interest because they are (i) well secured by collateral and are in the process of collection, (ii) managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines or (iii) certain government insured or guaranteed loans. As such, they are excluded from nonperforming loans.

Troubled Debt Restructurings and Loan Modifications

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that have been restructured but that meet certain criteria under the CARES Act are not categorized as TDRs.

The following table provides a summary of Troubled Debt Restructurings at December 31, 2020 and 2019, respectively:

Table 23: Summary of Troubled Debt Restructurings (a)

	December 31 2020	December 31 2019	Change
Dollars in millions			$	%
Commercial	$528	$361	$167	46%
Consumer	1,116	1,303	(187)	(14)%
Total TDRs	$1,644	$1,664	$(20)	(1)%
Nonperforming	$902	$843	$59	7%
Accruing (b)	742	821	(79)	(10)%
Total TDRs	$1,644	$1,664	$(20)	(1)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 39% of total nonperforming loans and 55% of total TDRs at December 31, 2020. Comparable amounts at December 31, 2019 were 52% and 51%, respectively.The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report and the COVID-19 Relief section within Item 1 of this Report for additional information on TDRs. For additional information on the CARES Act, also see the COVID-19 Relief section within Item 1 of this Report.

Loan Modifications
During the fourth quarter of 2020, PNC continued to provide relief to our customers from the economic impacts of COVID-19 through a variety of solutions, including additional grants and extensions of loan and lease modifications under our hardship relief programs.

Under the CARES Act, loan modifications meeting certain criteria qualify the loan for relief from TDR treatment. These criteria include:
•the loan modification resulted from a COVID-19 related hardship,
•the borrower was no more than 30 days past due as of December 31, 2019, and
•the loan modification did not result in a permanent reduction of interest or principal.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  71

Loans that do not meet the criteria for TDR relief under the CARES Act may be evaluated under interagency guidance, which allows banks to not designate certain short-term modifications as TDRs for borrowers with COVID-19 hardships who were current on their payments prior to the modification. Loan modifications related to COVID-19 hardships that permanently reduce either the contractual interest rate and/or principal balance of the loan are designated as TDRs. For additional information on the CARES Act and interagency guidance, see the COVID-19 Relief section within Item 1 of this Report.

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective as of December 31, 2020.

Commercial Loan and Lease Modifications Under COVID-19 Hardship Relief Programs
During the fourth quarter of 2020, PNC continued to selectively grant temporary loan and lease modifications to our commercial clients although the volume of this activity declined significantly from earlier in the year. Modifications made were in the form of principal and/or interest (payment) deferrals, covenant waivers and other types of modifications, including term extensions, and were based on each individual borrower’s situation.

Commercial accounts in active assistance under COVID-19 hardship relief payment deferral programs totaled $0.1 billion, or 0.1% of total commercial loans at December 31, 2020.

We are monitoring the delinquency status of loans exiting assistance as a measure to assess credit risk. As of December 31, 2020, approximately 99% of the accruing commercial loans that have exited COVID-19 payment deferral programs were current or less than 30 days past due.

Consumer Loan Modifications Under Hardship Relief Programs
Our consumer loan modification programs are being granted in response to customer hardships that extended beyond the initial relief period. These loan and line modifications include all hardship related modifications, and the primary offerings as of December 31, 2020 are described in the following matrix.

Modification Type	Home Equity	Residential Real Estate	Automobile	Credit Card	Education	Other Consumer
Extensions - Defers current payments and moves them to the end of the loan by extending the loan’s maturity or the extension re-amortizes the remaining principal balance.	✓		✓		✓	✓
Forbearance - Part or all of the payments are deferred and moved to the end of the forbearance period. Balance is due at the end of the forbearance period, but payment options may be available to repay the forborne amount, including for many borrowers an option to delay payment until the payoff or maturity of the loan.	✓	✓
Minimum payment suspension - Reduces required minimum payment to $0 for a period of time.	✓			✓		✓
New loan terms - Sets loan terms to a new monthly payment of principal and interest based on customer’s financial situation.	✓			✓		✓
Reduced payments - Allows the customer to make a lower payment for a period of time, with any deferred balance being moved to the end of the loan term or extending the loan’s maturity.			✓			✓
Repayment plan - Allows reduced payment and interest rate for a period of time.				✓		✓

Interest continues to accrue during the relief period for loans modified in these programs unless the loan was designated as a nonperforming TDR or was on nonaccrual at the date of modification. The method of collection of the accrued interest is dependent on the product type and modification offered.

During the fourth quarter of 2020, we continued to see a reduction in the number of consumers requesting hardship assistance from the peak in the summer of 2020, which has led to additional declines in loans under modification that present credit risk to PNC at December 31, 2020.

72    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table provides a summary of consumer accounts in active assistance under hardship relief programs that were on our balance sheet at December 31, 2020. We have excluded government insured or guaranteed loans totaling $426 million and $262 million in the Residential real estate and Education loan classes, respectively, from Table 24 as these loans present minimal credit risk to PNC.

Table 24: Consumer Loans in Active Hardship Relief Programs (a) (b)

As of December 31, 2020 - Dollars in millions	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)	% Making Payment in Last Payment Cycle
Consumer
Home equity	1,316	$112	0.5%	66.9%
Residential real estate	2,185	577	2.6%	29.5%
Automobile	8,104	197	1.4%	71.5%
Credit card	8,936	63	1.0%	68.0%
Education	3,772	56	1.9%	15.2%
Other consumer	1,928	25	0.5%	73.0%
Total consumer (d)	26,241	$1,030	1.4%	59.9%
(a) In cases where there have been multiple modifications on an individual loan, regardless of the number of modifications granted, each loan is counted only once in this table.
(b) Amounts include loan modifications that qualify for TDR accounting totaling $149 million.
(c) Based on total loans outstanding at December 31, 2020.
(d) Approximately 86% of these loan balances were secured by collateral at December 31, 2020.

Modifications are considered to have exited active assistance after the modification period has expired or the modification was exited. As of December 31, 2020, approximately 95% of the accruing consumer loans that have exited hardship relief program modifications were current or less than 30 days past due.

The initial consumer loan modifications granted in response to the COVID-19 outbreak and the surrounding economic circumstances were short-term and temporary in nature and generally meet the qualifications for relief from TDR treatment under the CARES Act. However, in response to customers’ hardships that have extended beyond the initial relief period, PNC has offered options to customers which include both temporary and permanent modifications that may reduce the payment, the interest rate or extend the term and/or defer principal and interest payments. Loan modifications that permanently reduce either the contractual interest rate and/or principal balance of the loan would not meet the qualifications for relief from TDR treatment under the CARES Act.

Allowance for Credit Losses

On January 1, 2020 we adopted the CECL standard which replaced the incurred loss methodology for our credit related reserves with an expected credit loss methodology for the remaining estimated contractual term of in-scope assets and off-balance sheet exposures. Our ACL is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

Expected losses are estimated using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses where applicable and (iii) long run average expected losses for the remaining estimated contractual term.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we have established a framework which includes a three year forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes over the forecasted period. Forward looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative techniques, as well as through analysis from PNC’s economists and management’s judgment in qualitatively assessing the ACL.

The reversion period is used to bridge our three year reasonable and supportable forecast period and the long run average expected credit losses. We may consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long run average period. The reversion period is typically 1-3 years, if not immediate.

The long run average expected credit losses are derived from our available historical credit information. We use long run average
The PNC Financial Services Group, Inc. – 2020 Form 10-K  73

expected loss for the portfolio over the estimated remaining contractual term beyond our forecast period and the reversion period.

The following discussion provides additional information related to our reserves under CECL for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements in Item 8 of this Report for further discussion on our ACL, including details of our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section for further discussion of the assumptions used in the determination of the ACL.

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of PD, LGD, EAD and the remaining estimated contractual term for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods to estimate these risk parameters by loan or loan segments. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default and expected loss. These parameters are calculated for each forecasted scenario, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

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

While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. A portion of the allowance is related to qualitative measurement factors. These factors may include, but are not limited to, the following:
•Industry concentrations and conditions, including the impacts of COVID-19 on highly impacted segments,
•Changes in market conditions, including regulatory and legal requirements,
•Changes in the nature and volume of our portfolio,
•Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macro-economic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures, and
•Timing of available information, including the performance of first lien positions.

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

74    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table summarizes our allowance for credit loss by loan class:

Table 25: Allowance for Credit Losses by Loan Class (a)

	December 31, 2020			December 31, 2019
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,300	$132,073	1.74%	$1,489	$125,337	1.19%
Commercial real estate	880	28,716	3.06%	278	28,110	0.99%
Equipment lease financing	157	6,414	2.45%	45	7,155	0.63%
Total commercial	3,337	167,203	2.00%	1,812	160,602	1.13%
Consumer
Home equity	313	24,088	1.30%	87	25,085	0.35%
Residential real estate	28	22,560	0.12%	258	21,821	1.18%
Automobile	379	14,218	2.67%	160	16,754	0.95%
Credit card	816	6,215	13.13%	288	7,308	3.94%
Education	129	2,946	4.38%	17	3,336	0.51%
Other consumer	359	4,698	7.64%	120	4,937	2.43%
Total consumer	2,024	74,725	2.71%	930	79,241	1.17%
Total	$5,361	$241,928	2.22%	$2,742	$239,843	1.14%
Allowance for unfunded lending related commitments	584			318
Allowance for credit losses	$5,945			$3,060
Allowance for credit losses to total loans			2.46%			1.28%
Commercial			2.29%			1.33%
Consumer			2.84%			1.18%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $109 million at December 31, 2020.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  75

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
2020
Commercial
Commercial and industrial	$382	$75	$307	0.22%
Commercial real estate	2	9	(7)	(0.02)%
Equipment lease financing	23	10	13	0.19%
Total Commercial	407	94	313	0.18%
Consumer
Home equity	42	61	(19)	(0.08)%
Residential real estate	10	16	(6)	(0.03)%
Automobile	265	128	137	0.86%
Credit card	300	35	265	3.99%
Education	16	8	8	0.25%
Other consumer	152	18	134	2.75%
Total Consumer	$785	$266	$519	0.67%
Total	$1,192	$360	$832	0.33%
2019
Commercial
Commercial and industrial	$183	$59	$124	0.10%
Commercial real estate	18	11	7	0.02%
Equipment lease financing	15	8	7	0.10%
Total Commercial	216	78	138	0.09%
Consumer
Home equity	68	74	(6)	(0.02)%
Residential real estate	9	14	(5)	(0.02)%
Automobile	261	114	147	0.95%
Credit card	263	27	236	3.60%
Education	26	8	18	0.50%
Other consumer	131	17	114	2.41%
Total Consumer	$758	$254	$504	0.67%
Total	$974	$332	$642	0.27%

Total net charge-offs increased $190 million, or 30%, in 2020 compared to 2019. The increase is primarily attributable to commercial net charge-offs, which were driven by industries adversely impacted by the pandemic.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information.

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
76    The PNC Financial Services Group, Inc. – 2020 Form 10-K

and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.

In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the LCR which is further described in the Supervision and Regulation section in Item 1 of this Report. PNC and PNC Bank calculate the LCR on a daily basis, and as of December 31, 2020, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements, including information on the 2019 Tailoring Rules, and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $365.3 billion at December 31, 2020 from $288.5 billion at December 31, 2019 driven by growth in noninterest-bearing deposits and interest-bearing deposits. See the Funding Sources section of the Consolidated Balance Sheet Review in this Item 7 for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At December 31, 2020, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $95.1 billion and securities available for sale totaling $87.4 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $22.7 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $0.1 billion of securities held to maturity were also pledged as collateral for these purposes.
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

Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2020
January 1	$35.1
Issuances	3.5
Calls and maturities	(9.0)
Other	1.1
December 31	$30.7
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2020, PNC Bank had $19.2 billion of notes outstanding under this program of which $14.2 billion were senior bank notes and $5.0 billion were subordinated bank notes.
The following table details issuances in 2020:

Table 28: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
February 25, 2020	$1.0 billion	$1.0 billion of senior floating rate notes with a maturity date of February 24, 2023. Interest is payable quarterly at the 3-month LIBOR rate, reset quarterly, plus 32.5 basis points, on February 24, May 24, August 24, and November 24, commencing on May 24, 2020.

February 25, 2020	$500 million	$500 million of senior fixed-to-floating rate notes with a maturity date of February 24, 2023. Interest is payable semi-annually at a fixed rate of 1.743% per annum, on February 24 and August 24 of each year, beginning on August 24, 2020. Beginning on February 24, 2022, interest is payable quarterly at the floating rate equal to the 3-month LIBOR rate, reset quarterly, plus 32.3 basis points, on February 24, May 24, August 24, and November 24, commencing on May 24, 2022.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  77

The following table details redemptions in 2020:
Table 29: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
March 12, 2020	$1.1 billion	$1.1 billion of all outstanding Senior Floating Rate Notes with an original scheduled maturity date of March 12, 2021. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of March 12, 2020.
April 20, 2020	$1.0 billion	$1.0 billion of all outstanding Senior Notes with an original scheduled maturity date of May 19, 2020. The securities have a distribution rate of 2.000%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of April 20, 2020.
May 4, 2020	$750 million	$750 million of all outstanding Senior Notes with an original scheduled maturity date of June 1, 2020. The securities have a distribution rate of 2.300%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of May 4, 2020.
June 10, 2020	$800 million	$800 million of all outstanding Senior Floating Rate Notes with an original scheduled maturity date of June 10, 2021. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of June 10, 2020.
June 22, 2020	$750 million	$750 million of all outstanding Senior Notes with an original scheduled maturity date of July 21, 2020. The securities have a distribution rate of 2.600%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of June 22, 2020.
October 6, 2020	$1.5 billion	$1.5 billion of all outstanding Senior Notes with an original scheduled maturity date of November 5, 2020. The securities have a distribution rate of 2.450%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of October 6, 2020.
December 23, 2020	$900 million	$900 million of all outstanding Senior Notes with an original scheduled maturity date of January 22, 2021. The securities have a distribution rate of 2.500%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of December 23, 2020.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2020, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $81.1 billion. The Federal Reserve also has established certain special liquidity facilities under its emergency lending authority in Section 13(3) of the Federal Reserve Act in response to the economic impacts of the pandemic. For additional information, see the Supervision and Regulation section in Item 1 of this Report.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2020, there were no issuances outstanding under this program.

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

As of December 31, 2020, available parent company liquidity totaled $14.1 billion. Parent company liquidity is held in intercompany cash. Investments with longer durations may also be acquired, but if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $3.1 billion at December 31, 2020. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations.

78    The PNC Financial Services Group, Inc. – 2020 Form 10-K

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2020 there were no commercial paper issuances outstanding.

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

Parent company senior and subordinated debt outstanding totaled $10.6 billion at December 31, 2020 compared with $9.8 billion at December 31, 2019.

PNC will use approximately $11.6 billion of parent company cash to acquire BBVA.

Contractual Obligations and Commitments
The following tables set forth contractual obligations and various other commitments as of December 31, 2020:

Table 30: Contractual Obligations

		Payment Due By Period
December 31, 2020 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$19,692	$17,452	$1,518	$499	$223
Borrowed funds (a)	37,195	7,958	11,956	5,706	11,575
Minimum annual rentals on noncancellable operating leases	2,312	364	649	477	822
Nonqualified pension and postretirement benefits	418	49	90	86	193
Purchase obligations (b)	1,111	519	463	103	26
Total contractual cash obligations	$60,728	$26,342	$14,676	$6,871	$12,839
(a)Includes basis adjustment relating to accounting hedges.
(b)Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
Table 31: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2020 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$207,821	$99,592	$64,956	$42,338	$935
Net outstanding standby letters of credit (c)	9,053	4,583	3,548	914	8
Standby bond purchase agreements	1,448	274	720	454
Other commitments (d)	2,046	1,086	585	48	327
Total commitments	$220,368	$105,535	$69,809	$43,754	$1,270
(a)Other commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events. Loan commitments are reported net of syndications, assignments and participations.
(b)Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.
(c)Includes $3.8 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)Includes other commitments of $0.6 billion that were not on our Consolidated Balance Sheet. The remaining $1.4 billion of other commitments were included in Other liabilities on our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  79

The following table presents credit ratings for PNC and PNC Bank as of December 31, 2020:

Table 32: Credit Ratings for PNC and PNC Bank

December 31, 2020
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

On November 16, 2020, Moody’s affirmed the ratings and assessments of The PNC Financial Services Group, Inc. and its subsidiaries. At the same time, the Moody’s rating outlook on PNC Bank’s long-term deposit, senior unsecured debt and issuer ratings were changed from stable to negative, based on Moody’s view that recent deposit growth and the acquisition of BBVA may reduce the amount of unsecured debt on PNC’s balance sheet, a key input in Moody’s rating methodology.

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

In 2020, we returned $3.5 billion of capital to shareholders through repurchases of 11 million shares for $1.5 billion and dividends on common shares of $2.0 billion.

We repurchase shares of PNC common stock under a share repurchase authorization provided by our Board of Directors in the amount of up to 100 million shares and consistent with capital plans submitted to the Federal Reserve. Repurchases are made on the open market or in privately negotiated transactions and the extent and timing of share repurchases under authorizations depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve and the OCC as part of the CCAR and DFAST processes.
In relation to the 2019 capital plan accepted by the Federal Reserve, we repurchased a total of 24 million shares for $3.4 billion as of the end of the first quarter 2020.
PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic.
Following completion of the 2020 CCAR/DFAST process, the Federal Reserve announced certain limitations on the capital distributions of any CCAR-participating bank holding company (including PNC) during the third quarter of 2020. Under these limitations, PNC and other CCAR-participating firms, absent Federal Reserve approval, were permitted to make only the following capital distributions during the third quarter and fourth quarter of 2020:
•Pay common dividends at the same per share level as paid during the second quarter of 2020, provided that the amount does not exceed the average of the firm’s net income for the four preceding calendar quarters,
•Purchase common shares in an amount that equals the amount of share issuances related to expensed employee compensation, and
•Make scheduled payments on additional Tier 1 and Tier 2 capital instruments.

We continued the suspension of our common stock repurchase program through the fourth quarter of 2020, with the exception of employee benefit-related repurchases in the third quarter, consistent with the extension of the Federal Reserve’s special capital distribution restrictions.

The Federal Reserve extended these limitations through the first quarter of 2021, but modified the limitations to permit common stock share repurchases and dividends provided that the aggregate amount of such repurchases and dividends do not exceed the average of
80    The PNC Financial Services Group, Inc. – 2020 Form 10-K

the firm’s net income for the four preceding calendar quarters and the firm does not increase its common dividend. The Federal Reserve may extend these limitations to additional quarters, potentially in modified form. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date.

On January 5, 2021, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.15 per share payable on February 5, 2021.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

Table 33: Basel III Capital

Dollars in millions	Basel III December 31, 2020 (a)	December 31, 2020 (Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$875	$875
Retained earnings	48,083	46,848
Goodwill, net of associated deferred tax liabilities	(9,021)	(9,021)
Other disallowed intangibles, net of deferred tax liabilities	(172)	(172)
Other adjustments/(deductions)	(30)	(33)
Common equity Tier 1 capital	$39,735	$38,497
Additional Tier 1 capital
Preferred stock plus related surplus	3,517	3,517
Other adjustments/(deductions)
Tier 1 capital	$43,252	$42,014
Additional Tier 2 capital
Qualifying subordinated debt	3,648	3,648
Trust preferred capital securities	40
Eligible credit reserves includable in Tier 2 capital	4,061	4,061
Total Basel III capital	$51,001	$49,723
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$326,772	$325,547
Average quarterly adjusted total assets	$454,220	$452,983
Supplementary leverage exposure (d)	$437,526	$539,999
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	12.2%	11.8%
Tier 1	13.2%	12.9%
Total (f)	15.6%	15.3%
Leverage (g)	9.5%	9.3%
Supplementary leverage ratio (d)	9.9%	7.8%
(a)The ratios are calculated to reflect PNC’s election to adopt the CECL five-year transition provision.
(b)The ratios are calculated to reflect the full impact of CECL and excludes the benefits of the optional five-year transition.
(c)Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(d)As of December 31, 2020, the BHC's Supplementary leverage exposure and Supplementary leverage ratio reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account both on balance sheets assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.
(e)All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.
(f)The Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $40 million that are subject to a phase-out period that runs through 2021.
(g)Leverage ratio is calculated based on Tier 1 capital divided by Average quarterly adjusted total assets.

As of January 1, 2020, the 2019 Tailoring Rules became effective for PNC. The most significant changes involve PNC’s election to exclude specific AOCI items from CET1 capital and higher thresholds used to calculate CET1 capital deductions. Effective January 1, 2020, PNC must deduct from CET1 capital investments in unconsolidated financial institutions, mortgage servicing rights and deferred tax assets (in each case, net of associated deferred tax liabilities) to the extent such items individually exceed 25% of the institution’s adjusted CET1 capital.

PNC’s regulatory risk-based capital ratios are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  81

Exposures to high volatility commercial real estate, nonaccruals, TDRs, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.

The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years. PNC elected to adopt this optional transition provision effective as of March 31, 2020. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

In response to the economic conditions caused by the pandemic, the Federal Reserve has adopted a final rule that revises, on a temporary basis, the calculation of supplementary leverage exposure (the denominator of the SLR) by BHCs to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. The rule was effective as of April 14, 2020 and will remain in effect through March 31, 2021. The OCC also has permitted national banks to exclude such on-balance sheet amounts from the bank’s supplementary leverage exposure, provided the bank agrees to obtain OCC approval of capital distributions during the effective period of the exclusion. PNC Bank has not elected to take advantage of this OCC rule.

At December 31, 2020, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2020 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of this Report. See the Statistical Information (Unaudited) section in Item 8 of this Report for details on our December 31, 2017 and 2016 Fully Phased-in Basel III Common equity Tier 1 capital ratios.
Market Risk Management
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:
•Traditional banking activities of gathering deposits and extending loans,
•Equity and other investments and activities whose economic values are directly impacted by market factors, and
•Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities and securities underwriting.

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

82    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2020 and 2019 follow:
Table 34: Interest Sensitivity Analysis

	Fourth Quarter 2020	Fourth Quarter 2019
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	4.7%	1.5%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	12.5%	3.8%
Key Period-End Interest Rates
One-month LIBOR	0.14%	1.76%
Three-month LIBOR	0.24%	1.91%
Three-year swap	0.24%	1.69%
(a)Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero. Senior management approved the suspension of the 100bps decrease in rate change sensitivities considering the current low rate environment.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 35 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 50 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.
All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 35: Net Interest Income Sensitivity to Alternative Rate Scenarios

	December 31, 2020
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	0.6%	0.5%	(0.9)%
Second year sensitivity	3.3%	1.9%	(3.1)%
When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 34 and 35. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 36: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2020 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  83

As discussed in Item 1A Risk Factors, the planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR after 2023 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations, and other financial instruments that use LIBOR as a reference rate. The transition from LIBOR as an interest rate benchmark will subject PNC, like other financial participants, to financial, legal, operational, and reputational risks.

In order to address LIBOR cessation and the associated risks, PNC has established a cross-functional governance structure to oversee the overall strategy for the transition from LIBOR and mitigate risks associated with the transition. An initial LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. PNC also established an enterprise-level program, which is actively monitoring PNC’s overall firm-wide exposure to LIBOR and using these results to plan transitional strategies and track progress versus these goals. Program workstreams were formed by Line of Business to ensure accountability and alignment with the appropriate operational, technology, and customer-facing stakeholders, while establishing a centralized Program Management Office to ensure consistency in execution and communication. Project plans and established milestones have been developed and have continued to evolve and be refined in line with industry developments and internal decisions and progress. PNC is also involved in industry discussions, preparing milestones for readiness and assessing progress against those milestones, along with developing and delivering on internal and external LIBOR cessation communication plans.

Key efforts in 2020 included:
•Enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts,
•Making preparations for internal operational readiness,
•Making necessary enhancements to PNC’s infrastructure, including systems, models, valuation tools and processes,
•Developing and delivering on internal and external LIBOR cessation communication plans,
•Engaging with PNC clients, industry working groups and regulators, and
•Monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments.

PNC also has been an active participant in efforts with the Federal Reserve and other regulatory agencies to explore the potential need for a credit-sensitive rate or add-on to SOFR for use in commercial loans. Those efforts led to the formation of the Credit Sensitive Group, which has held a series of workshops to assess how a credit-sensitive rate or add-on to SOFR might be constructed and discuss associated implementation issues.

In addition, in the third quarter of 2020, PNC began offering conforming ARMs using SOFR instead of USD LIBOR in line with Fannie Mae and Freddie Mac requirements. Plans are in place to begin offering private student loans and portfolio loans using non-LIBOR rates in the second quarter of 2021. PNC has provided regular updates to Federal Reserve, OCC and FDIC examination staff regarding its LIBOR cessation and transition plans.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2020 and 2019 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer related revenue and intraday hedging which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were minimal instances during 2020 and 2019 under our diversified VaR measure where actual losses exceeded the prior day VaR measure and those losses were insignificant. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500 day look back period.
Customer-related trading revenue was $466 million in 2020 compared with $285 million in 2019 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to the impact of the changes in credit valuations for customer-related derivative activities and higher derivative client sales revenues.
Market Risk Management – Equity And Other Investment Risk
Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, underwriting securities and trading financial instruments, we make and manage direct investments in
84    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

A summary of our equity investments follows:
Table 37: Equity Investments Summary

Dollars in millions	December 31 2020	December 31 2019	Change
			$	%
Tax credit investments	$2,870	$2,218	$652	29%
Private equity and other	3,182	2,958	224	8%
Total	$6,052	$5,176	$876	17%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $1.4 billion and $1.0 billion at December 31, 2020 and 2019, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of this Report has further information on tax credit investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.5 billion at both December 31, 2020 and 2019. As of December 31, 2020, $1.3 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the potential impacts of the Volcker Rule on our interests in and of private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the December 31, 2020 per share closing price of $218.73 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.2 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were not significant during 2020 and 2019.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  85

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

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
The operational risk domains are:
•Operations: Risk resulting from inadequate or failed internal processes, misconduct or errors of people or fraud.
•Compliance: Risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, self-regulatory standards, or other regulatory requirements.
•Data Management: Risk associated with incomplete or inaccurate data.
•Model: Risk associated with the design, implementation, and ongoing use and management of a model.
•Technology and Systems: Risk associated with the use, operation, and adoption of technology.
•Information Security: Risk resulting from the failure to protect information and ensure appropriate access to, and use and handling of information assets.
•Business Continuity: Risk of potential disruptive events to business activities.
•Third Party: Risk arising from failure of third party providers to conduct activity in a safe and sound manner and in compliance with contract provisions and applicable laws and regulations.
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
86    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Compliance Risk
Enterprise Compliance is responsible for oversight of compliance risk for the organization. Compliance issues are identified and tracked through enterprise-wide monitoring and testing activities. Compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of our operational risk profile. A management committee, co-chaired by the Chief Compliance Officer and the Chief BSA/AML Officer, is responsible for oversight of compliance and fiduciary risk management programs across PNC. Enterprise Compliance, through the Regulatory Change Program, helps PNC understand and proactively address emerging regulatory topics and risks as well as respond to changes in applicable laws and regulations. To understand emerging issues impacting the industry, Enterprise Compliance communicates regularly with various regulators having supervisory or regulatory responsibilities with respect to us, our subsidiaries, or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

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

Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13 - Credit Losses, commonly referred to as the CECL standard. The following discussion relates to our ACL, post implementation of CECL. For additional information on our allowances for loan and lease losses and unfunded loan commitments and letters of credit prior to this adoption see Note 1 Accounting Policies and Critical Accounting Estimates and Judgments in our 2019 Form 10-K.

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases (including residual values), other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology weaknesses. The ACL estimates are therefore susceptible to various factors, including, but not limited to, the following major factors:
•Current economic conditions and borrower quality: Our forecast of expected losses depends on conditions and portfolio quality as of the estimation date. As current conditions evolve, forecasted losses could be materially affected.
•Scenario weights and design: Our loss estimates are sensitive to the shape and severity of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Change to probability weights assigned to these scenarios and timing of peak business cycles reflected by the scenarios could materially affect our loss estimates.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  87

•Portfolio volume and mix: Changes to portfolio volume and mix could materially affect our estimates, as CECL reserves would be recognized upon origination or acquisition.

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

Reasonable and Supportable Economic Forecast
Under CECL, we are required to consider reasonable and supportable forecasts in estimating expected credit losses. For this purpose, we have established a framework which includes a three year forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes over our reasonable and supportable forecast period. Credit losses estimated in our reasonable and supportable forecast period are sensitive to the shape and severity of the scenarios used and weights assigned to them.

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s CECL RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s CECL RAC, and the committee determines and approves CECL scenarios’ weights for use for the current reporting period.

The scenarios used for the period ended December 31, 2020 were designed to reflect the economic recovery that began in May, which consistently outpaced market expectations and remained strong through the end of the year, but has begun to show signs of an impending slowdown. We used a number of economic variables in our scenarios, with the most significant drivers being GDP and unemployment rate measures. Using the weighted-average of our four economic forecast scenarios, we estimated that GDP grew 3.0% in the fourth quarter of 2020 finishing the year down 2.8% from fourth quarter 2019 levels with 2.3% growth in 2021, recovering to pre-recession peak levels in the first quarter of 2022. The weighted-average unemployment rate was estimated to rise to 7.8% in the first quarter of 2021, with the labor market beginning to recover again in third quarter 2021, and ending 2021 at 6.8%. The unemployment rate was estimated to reach 5.7% and 5.0% by the end of 2022 and 2023, respectively. One of the scenarios included in our weighted-average is our baseline prediction of the most likely economic outcome; which includes estimated GDP recovering to pre-pandemic levels in late 2021 with unemployment not expected to return to its pre-pandemic level until at least 2023. See our Business Outlook and the Cautionary Statement Regarding Forward-Looking Information in this Item 7 for additional discussion on our baseline prediction of the most likely economic outcome. While the economy saw significant recovery from the onset of the pandemic in national level macroeconomic indicators, considerable uncertainty remains regarding overall lifetime loss content for both our commercial and consumer portfolios, specifically as it relates to our customers that are less likely to benefit from the economic recovery currently underway. For commercial borrowers, there are substantial concerns around industries that are dependent on in-person gatherings, hospitality and tourism. For consumer borrowers, payment behavior once the CARES Act stimulus wanes is also difficult to predict but we believe the highest uncertainty is concentrated within consumer borrowers who have been afforded accommodation as it relates to payment deferral/forbearance. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these key, highly impacted segments to ensure our reserves were adequate in light of the improved economic environment. We believe that the economic assumptions used in the scenarios for the fourth quarter of 2020, in combination with increased reserves for borrowers in segments most adversely impacted by the pandemic, sufficiently reflect the life of loan losses in the current portfolio.

For internal analytical purposes, we considered what our capital ratios would be if we had an ACL at December 31, 2020 equal to the Federal Reserve’s estimated nine quarter credit losses for PNC under the 2020 CCAR supervisory severely adverse scenario of $12.1 billion, increasing the reserves by approximately $6.0 billion at year end. This analysis resulted in a CET1 ratio of approximately 10.6% at December 31, 2020, a level well above 7.0%, which is our regulatory minimum of 4.5% plus our SCB of 2.5%. This scenario was not our expectation at December 31, 2020 and does not reflect our current expectation, nor does it capture all the potential unknown variables, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment. As a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

Residential and Commercial Mortgage Servicing Rights
We elect to measure our MSRs at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets. The fair value of our MSRs is estimated by using a discounted cash flow valuation model
88    The PNC Financial Services Group, Inc. – 2020 Form 10-K

which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.
We employ risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the MSRs are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged MSR portfolios. The hedge relationships are actively managed in response to changing market conditions over the life of the MSRs. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time are expected to protect the economic value of the MSRs.
For additional information on our residential and commercial MSRs, see Note 1 Accounting Policies, Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.
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

For additional information on fair value measurements, see Note 15 Fair Value in the Notes To Consolidated Financial Statements in Item 8 of this Report.
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
OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES
We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as “off-balance sheet arrangements.” Additional information on these types of activities is included in the following sections of this Report:
•Contractual Obligations and Commitments included within the Risk Management section of this Item 7, and
•Note 5 Loan Sale and Servicing Activities and Variable Interest Entities,
•Note 10 Borrowed Funds,
•Note 11 Commitments, and
•Note 12 Equity, all of which are in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
A summary and further description of VIEs as of December 31, 2020 and 2019 is included in Note 1 Accounting Policies and Note 5 Loan Sale and Servicing and Variable Interest Entities in the Notes To Consolidated Financial Statements included in Item 8 of this Report.
Trust Preferred Securities
See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC’s equity securities.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  89

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
▪Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–The impact of the results of the recent U.S. elections on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including whether there will be additional fiscal stimulus from the federal government and, if so, its size, scope and effectiveness, and
–Commodity price volatility.
▪Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The U.S. economy is in an economic recovery, following a very severe but very short economic contraction in the first half of 2020 due to the COVID-19 pandemic and public health measures to contain it.
–Despite the improvement in the economy since the spring of 2020, economic activity remains far below its pre-pandemic level and unemployment remains elevated.
–Growth will be much weaker in early 2021 because of record COVID-19 cases and continued government restrictions of economic activity. Growth should then pick up in the spring of 2021 as vaccines are more widely available and the federal government provides aid to households and small and medium-sized businesses. PNC does not expect real GDP to return to its pre-pandemic level until late 2021, and does not expect employment to return to its pre-pandemic level until at least 2023.
–PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25% through at least mid-2024.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the first quarter of 2021 by CCAR-participating bank holding companies and may extend these limitations, potentially in modified form.
•PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models.
•Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:
–Changes to laws and regulations, including changes affecting oversight of the financial services industry, consumer protection, bank capital and liquidity standards, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
90    The PNC Financial Services Group, Inc. – 2020 Form 10-K

–Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to PNC.
–Results of the regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
–Impact on business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Our planned acquisition of BBVA presents us with risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired business into PNC after closing:
–The business of BBVA, including its U.S. banking subsidiary, BBVA USA, going forward may not perform as we currently project or in a manner consistent with historical performance. As a result, the anticipated benefits, including estimated cost savings, of the transaction may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including those that are outside of our control.
–The combination of BBVA, including its U.S. banking subsidiary, BBVA USA, with that of PNC and PNC Bank may be more difficult to achieve than anticipated or have unanticipated adverse results relating to BBVA, including its U.S. banking subsidiary, BBVA USA, or our existing businesses.
–Completion of the transaction is dependent on the satisfaction of customary closing conditions, which cannot be assured. The timing of completion of the transaction is dependent on various factors that cannot be predicted with precision at this point.
•In addition to the planned BBVA transaction, we grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.
•Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate and respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, dislocations, terrorist activities, system failures, security breaches, cyberattacks or international hostilities through impacts on the economy and financial markets generally or on us or our counterparties specifically.

We provide greater detail regarding these as well as other factors in this Report, including in Item 1A Risk Factors, the Risk Management section of Item 7, and Note 11 Commitments and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of this Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 8 of this Report.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  91

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses in 2020.

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

92    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loans and Lease Losses – Commercial Loans

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loans and lease losses was approximately $5,361 million as of December 31, 2020, of which $3,337 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts and other relevant factors. As disclosed by management, the Company has established a framework for developing the reasonable and supportable economic forecasts, which includes the use of four economic forecast scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes. To generate the four economic forecast scenarios, the Company uses a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment to forecast the distribution of economic outcomes. The economic forecast scenarios which are inputs into the credit loss models, include a number of economic variables with the most significant drivers being GDP and unemployment rate measures. Also included in the allowance for loan and lease losses for commercial loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. For example, qualitative factors that the Company considers include industry concentration and conditions, changes in market conditions, recent credit quality trends, model imprecision, the impacts of COVID-19 on highly impacted segments, and other factors.

The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for commercial loans is a critical audit matter are (i) the significant judgment and estimation by management in developing economic forecast scenarios, determining weighting of each scenario, and estimating qualitative reserves related to the impacts of COVID-19 on certain highly impacted segments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained and (ii) the audit effort involved professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses for commercial loans, including controls over the development and approval of economic forecast scenarios, related weightings, and qualitative reserves. These procedures also included, among others, testing management’s process for estimating the allowance for loan and lease losses for commercial loans, including (i) evaluating the appropriateness and methodology of certain loss forecasting models (ii) evaluating the reasonableness of certain borrower risk characteristics, (iii) evaluating the reasonableness of certain forecasted economic variables such as GDP and unemployment measures, (iv) evaluating the reasonableness of management’s weighting of economic forecast scenarios used in the loss forecast models, (v) testing the completeness and accuracy of data used in the estimate, and (vi) evaluating certain qualitative reserves made to the model output results to determine the overall allowance for loan and lease losses for commercial loans. The procedures also included the involvement of professionals with specialized skill and knowledge to assist in evaluating certain models, model inputs, economic forecasts, and qualitative reserves in the commercial allowance estimate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2007.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  93

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2020	2019	2018
Interest Income
Loans	$8,927	$10,525	$9,580
Investment securities	2,041	2,426	2,261
Other	339	811	741
Total interest income	11,307	13,762	12,582
Interest Expense
Deposits	643	1,986	1,229
Borrowed funds	718	1,811	1,632
Total interest expense	1,361	3,797	2,861
Net interest income	9,946	9,965	9,721
Noninterest Income
Asset management	836	862	883
Consumer services	1,484	1,555	1,502
Corporate services	2,167	1,914	1,849
Residential mortgage	604	368	316
Service charges on deposits	500	702	714
Other	1,364	1,473	1,205
Total noninterest income	6,955	6,874	6,469
Total revenue	16,901	16,839	16,190
Provision For Credit Losses	3,175	773	408
Noninterest Expense
Personnel	5,673	5,647	5,471
Occupancy	826	834	818
Equipment	1,176	1,210	1,103
Marketing	236	301	285
Other	2,386	2,582	2,619
Total noninterest expense	10,297	10,574	10,296
Income from continuing operations before income taxes and noncontrolling interests	3,429	5,492	5,486
Income taxes from continuing operations	426	901	928
Net income from continuing operations	3,003	4,591	4,558
Income from discontinued operations before taxes	5,777	988	942
Income taxes from discontinued operations	1,222	161	154
Net income from discontinued operations	4,555	827	788
Net income	7,558	5,418	5,346
Less: Net income attributable to noncontrolling interests	41	49	45
Preferred stock dividends	229	236	236
Preferred stock discount accretion and redemptions	4	4	4
Net income attributable to common shareholders	$7,284	$5,129	$5,061
Earnings Per Common Share
Basic earnings from continuing operations	$6.37	$9.59	$9.11
Basic earnings from discontinued operations	10.62	1.84	1.68
Total basic earnings	$16.99	$11.43	$10.79
Diluted earnings from continuing operations	$6.36	$9.57	$9.06
Diluted earnings from discontinued operations	10.60	1.82	1.65
Total diluted earnings	$16.96	$11.39	$10.71
Average Common Shares Outstanding
Basic	427	447	467
Diluted	427	448	470
See accompanying Notes To Consolidated Financial Statements.
94    The PNC Financial Services Group, Inc. – 2020 Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2020	2019	2018
Net income from continuing operations	$3,003	$4,591	$4,558
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	1,811	1,489	(540)
Net change in cash flow hedge derivatives	497	297	(178)
Pension and other postretirement benefit plan adjustments	82	158	16
Net change in Other	10	17	18
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	2,400	1,961	(684)
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	(544)	(441)	144
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	1,856	1,520	(540)
Net income from discontinued operations	4,555	827	788
Other comprehensive income (loss) from discontinued operations, before tax and net of reclassifications into Net income	148	5	(55)
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income	(33)	(1)	12
Other comprehensive income (loss) from discontinued operations, after tax and net of reclassifications into Net income	115	4	(43)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	1,971	1,524	(583)
Comprehensive income	9,529	6,942	4,763
Less: Comprehensive income attributable to noncontrolling interests	41	49	45
Comprehensive income attributable to PNC	$9,488	$6,893	$4,718
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  95

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2020	2019
Assets
Cash and due from banks	$7,017	$5,061
Interest-earning deposits with banks	85,173	23,413
Loans held for sale (a)	1,597	1,083
Asset held for sale (b)		8,558
Investment securities – available for sale	87,358	69,163
Investment securities – held to maturity	1,441	17,661
Loans (a)	241,928	239,843
Allowance for loan and lease losses (c)	(5,361)	(2,742)
Net loans	236,567	237,101
Equity investments	6,052	5,176
Mortgage servicing rights	1,242	1,644
Goodwill	9,233	9,233
Other (a)	30,999	32,202
Total assets	$466,679	$410,295
Liabilities
Deposits
Noninterest-bearing	$112,637	$72,779
Interest-bearing	252,708	215,761
Total deposits	365,345	288,540
Borrowed funds
Federal Home Loan Bank borrowings	3,500	16,341
Bank notes and senior debt	24,271	29,010
Subordinated debt	6,403	6,134
Other (d)	3,021	8,778
Total borrowed funds	37,195	60,263
Allowance for unfunded lending related commitments (c)	584	318
Accrued expenses and other liabilities	9,514	11,831
Total liabilities	412,638	360,952
Equity
Preferred stock (e)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,712
Capital surplus	15,884	16,369
Retained earnings	46,848	42,215
Accumulated other comprehensive income	2,770	799
Common stock held in treasury at cost: 119 and 109 shares	(14,205)	(12,781)
Total shareholders’ equity	54,010	49,314
Noncontrolling interests	31	29
Total equity	54,041	49,343
Total liabilities and equity	$466,679	$410,295
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.2 billion, Loans of $1.4 billion and Other assets of
$0.1 billion at December 31, 2020 and Loans held for sale of $1.1 billion, Loans of $0.7 billion and Other assets of $0.1 billion at December 31, 2019.
(b)Represents our held for sale investment in BlackRock. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 1 Accounting Policies and Note 2 Acquisition and Divestiture Activity for additional details.
(c)Amounts as of December 31, 2020 reflects the impact of adopting Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, which is commonly referred to as the CECL standard and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Refer to Note 1 Accounting Policies in this Report for additional details regarding the CECL standard.
(d)Our consolidated liabilities at December 31, 2020 and December 31, 2019 included Other borrowed funds of less than $0.1 billion and $0.1 billion, for which we have elected the fair value option, respectively.
(e)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
96    The PNC Financial Services Group, Inc. – 2020 Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2017 (a)	473	$2,710	$3,985	$12,389	$35,481	$(148)	$(6,904)	$72	$47,585
Cumulative effect of ASU adoptions (b)					(22)	6			(16)
Balance at January 1, 2018 (a)	473	$2,710	$3,985	$12,389	$35,459	$(142)	$(6,904)	$72	$47,569
Net income					5,301			45	5,346
Other comprehensive income (loss), net of tax						(583)			(583)
Cash dividends declared - Common					(1,601)				(1,601)
Cash dividends declared - Preferred					(236)				(236)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		19					20
Treasury stock activity	(16)			(101)			(2,550)		(2,651)
Other			(3)	(16)				(75)	(94)
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU adoptions (d)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					5,369			49	5,418
Other comprehensive income, net of tax						1,524			1,524
Cash dividends declared - Common					(1,895)				(1,895)
Cash dividends declared - Preferred					(236)				(236)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		20					21
Treasury stock activity	(24)			3			(3,327)		(3,324)
Other			3	62				(62)	3
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU adoptions (e)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					7,517			41	7,558
Other comprehensive income, net of tax						1,971			1,971
Cash dividends declared - Common					(1,980)				(1,980)
Cash dividends declared - Preferred					(229)				(229)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		23					24
Treasury stock activity	(9)			54			(1,424)		(1,370)
Preferred stock redemption - Series Q (f)			(480)						(480)
Other				(86)				(39)	(125)
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the cumulative effect of adopting ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02.
(c)Common stock activity totaled less than 0.5 million shares issued.
(d)Represents the impact of the adoption of ASU 2016-02 related primarily to deferred gains on previous sale-leaseback transactions.
(e)Represents the impact of the adoption ASU 2016-13 - Financial Instruments - Credit Losses. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional detail on this adoption.
(f)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  97

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2020	2019	2018
Operating Activities
Net income	$7,558	$5,418	$5,346
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	3,175	773	408
Depreciation and amortization	1,497	1,315	1,129
Deferred income taxes (benefit)	(2,239)	303	133
Net gains on sales of securities	(305)
Changes in fair value of mortgage servicing rights	799	645	172
Gain on sale of BlackRock	(5,740)
Undistributed earnings of BlackRock	(174)	(531)	(525)
Net change in
Trading securities and other short-term investments	957	560	(893)
Loans held for sale	(372)	(123)	1,635
Other assets	(927)	(788)	108
Accrued expenses and other liabilities	(254)	132	295
Other	684	(341)	32
Net cash provided (used) by operating activities	$4,659	$7,363	$7,840
Investing Activities
Sales
Securities available for sale	$13,851	$7,755	$7,505
Net proceeds from sale of BlackRock	14,225
Loans	1,894	1,664	1,323
Repayments/maturities
Securities available for sale	30,901	11,974	9,388
Securities held to maturity	60	3,348	2,447
Purchases
Securities available for sale	(45,356)	(23,739)	(23,418)
Securities held to maturity	(53)	(1,751)	(3,370)
Loans	(1,982)	(1,027)	(690)
Net change in
Federal funds sold and resale agreements	1,738	4,899	(5,837)
Interest-earning deposits with banks	(61,760)	(12,520)	17,702
Loans	(3,376)	(14,963)	(7,335)
Net cash received from divestiture activity		75
Other	(1,264)	(705)	(1,684)
Net cash provided (used) by investing activities	$(51,122)	$(24,990)	$(3,969)
(continued on following page)

98    The PNC Financial Services Group, Inc. – 2020 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

	Year ended December 31
In millions	2020	2019	2018
Financing Activities
Net change in
Noninterest-bearing deposits	$39,851	$(1,166)	$(6,016)
Interest-bearing deposits	36,947	21,882	8,690
Federal funds purchased and repurchase agreements	(5,861)	4,260	392
Short-term Federal Home Loan Bank borrowings	(6,300)	4,800	1,500
Commercial paper			(100)
Other borrowed funds	123	(495)	20
Sales/issuances
Federal Home Loan Bank borrowings	9,060	12,040	9,500
Bank notes and senior debt	3,487	8,977	3,238
Subordinated debt		744	1,243
Other borrowed funds	647	1,131	500
Preferred stock
Common and treasury stock	65	90	69
Repayments/maturities
Federal Home Loan Bank borrowings	(15,601)	(22,000)	(10,536)
Bank notes and senior debt	(9,047)	(5,600)	(6,175)
Subordinated debt		(700)	(575)
Other borrowed funds	(639)	(1,174)	(548)
Preferred stock redemption	(480)
Acquisition of treasury stock	(1,624)	(3,578)	(2,877)
Preferred stock cash dividends paid	(229)	(236)	(236)
Common stock cash dividends paid	(1,980)	(1,895)	(1,601)
Net cash provided (used) by financing activities	$48,419	$17,080	$(3,512)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$1,956	$(547)	$359
Net cash provided by discontinued operations	11,542	299	264
Net cash provided (used) by continuing operations	(9,586)	(846)	95
Cash and due from banks and restricted cash at beginning of period	5,061	5,608	5,249
Cash and due from banks and restricted cash at end of period	$7,017	$5,061	$5,608
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,636	$5,061	$5,608
Restricted cash	$381
Cash and due from banks and restricted cash at end of period	$7,017	$5,061	$5,608
Supplemental Disclosures
Interest paid	$1,292	$3,742	$2,835
Income taxes paid	$3,410	$430	$372
Income taxes refunded	$10	$17	$468
Leased assets obtained in exchange for new operating lease liabilities	$122	$317
Right-of-use assets recognized at adoption of ASU 2016-02		$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$1,379	$958	$403
Transfer from loans to foreclosed assets	$64	$174	$193
Transfer from trading securities to investment securities	$289	$328
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 196 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

BUSINESS
PNC is one of the largest diversified financial services companies in the U.S. and is headquartered in Pittsburgh, Pennsylvania.
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
We prepared these consolidated financial statements in accordance with GAAP. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations.
We have also considered the impact of subsequent events on these consolidated financial statements.
Use of Estimates
We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to our fair value measurements and the ACL. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.
Discontinued Operations
A disposal of an asset or business that meets the criteria for held for sale classification is reported as discontinued operations when the disposal represents a strategic shift that has had, or will have a major effect on our operating results. We report an asset as held for sale when management has approved or received approval to sell the asset and is committed to a formal plan, the asset is available for immediate sale, the asset is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. An asset classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the asset exceeds its estimated fair value, the asset is written down to its fair value upon the held for sale designation. Our BlackRock held for sale asset is recorded at its carrying amount as we accounted for this investment under the equity method of accounting and the fair value of the asset exceeded the carrying value at each balance sheet date.

When presenting discontinued operations, assets classified as held for sale are segregated in the Consolidated Balance Sheet commencing in the period in which the asset meets all of the held for sale criteria described above and prior periods are recast. The results of discontinued operations are reported in discontinued operations in the Consolidated Income Statement for current and prior periods commencing in the period in which the asset or business is either disposed of or is classified as held for sale, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

100    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Credit Losses - ASU 2016-13

Issued June 2016

Codification Improvements - ASU 2019-04

Various improvements related to Credit Losses (Topics 1, 2 and 5)

Issued April 2019

Targeted Transition
Relief - Credit Losses - ASU 2019-05

Issued May 2019

Codification Improvements - ASU 2019-11

Issued November 2019

•Commonly referred to as the CECL standard.
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
• Amended presentation and disclosures are required prospectively. Refer to the disclosures in this Note 1, Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses for additional information.
• With the adoption of CECL, we discontinued the accounting for purchased impaired loans and elected the one-time fair value option election for some of these loans and certain residential real estate collateral dependent loans. Loans that were previously accounted for as purchased impaired where the fair value option election was not made are now accounted for as PCD loans.
• There was no impact to the recorded investment of our investment securities or loans, except for our PCD loan portfolio. Accounting for these loans as PCD required an adjustment to the remaining accretable discount and recorded investment in addition to the impact on ACL due to the adoption of CECL methodology.
• Refer to Table 38 for a summary of the impact of the CECL standard adoption.

Accounting Standards Update	Description	Financial Statement Impact
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

•Adopted January 1, 2020.
• As permitted by the eligibility requirements in this guidance, at adoption we elected to transfer debt securities with an amortized cost of $16.2 billion (fair value of $16.5 billion) from held to maturity to the available for sale portfolio. The transfer resulted in a pretax increase to AOCI of $306 million. There were no other impacts to PNC’s consolidated financial statements from the adoption of this guidance.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  101

Accounting Standards Update	Description	Financial Statement Impact
Goodwill - ASU 2017-04 Issued January 2017
• Eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill under which a loss was recognized only if the estimated implied fair value of the goodwill is below its carrying value.
• Requires impairment to be recognized if the reporting unit’s carrying value exceeds the fair value.
• Adopted January 1, 2020. • The adoption of this standard did not impact our consolidated results of operations or our consolidated financial position.
Accounting Standards Update	Description	Financial Statement Impact
Reference Rate Reform - ASU 2020-04 Issued March 2020 Reference Rate Reform Scope - ASU 2021-01 Issued January 2021
• Provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform (codified in ASC 848).
• Includes optional expedients related to contract modifications that allow an entity to account for modifications (if certain criteria are met) as if the modifications were only minor (assets within the scope of ASC 310, Receivables), were not substantial (assets within the scope of ASC 470, Debt) and/or did not result in remeasurements or reclassifications (assets within the scope of ASC 842, Leases, and other Topics) of the existing contract.
 • Includes optional expedients related to hedging relationships within the scope of ASC 815, Derivatives & Hedging, whereby changes to the critical terms of a hedging relationship do not require dedesignation if certain criteria are met. In addition, potential sources of ineffectiveness as a result of reference rate reform may be disregarded when performing some effectiveness assessments.
• Includes optional expedients and exceptions for contract modifications and hedge accounting that apply to derivative instruments impacted by the market-wide discounting transition.
• Allows for a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.
• Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022.

• Adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020.
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
• During the fourth quarter of 2020, we elected to apply certain optional expedients for contract modifications and hedging relationships to derivative instruments impacted by the market-wide discounting transition. These optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships due to reference rate reform. The elections made in the fourth quarter of 2020 apply only to derivative instruments impacted by the market-wide discounting transition, not all derivative instruments.
• As of December 31, 2020, we have not yet elected to apply any optional expedients for contract modifications and hedging relationships to any other financial instruments. However, we plan to elect these optional expedients in the future.

The following table presents the impact of adopting the CECL standard on January 1, 2020 on our allowance and retained earnings.

Table 38: Impact of the CECL Standard Adoption

In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Allowance for credit losses
Allowance for loan and lease losses
Commercial	$1,812	$(304)	$1,508
Consumer	930	767	1,697
Total allowance for loan and lease losses	2,742	463	3,205
Unfunded lending related commitments	318	179	497
Other		19	19
Total allowance for credit losses	$3,060	$661	$3,721

In millions	December 31, 2019	Transition Adjustment	January 1, 2020
Impact to retained earnings (a)	$42,215	$(671)	$41,544
(a)Transition adjustment includes the increase in the total ACL of $0.7 billion and the impact of the fair value option election of $0.2 billion, offset by the tax impact of $0.2 billion.
102    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
•Ownership interest,
•Our plans for the investment, and
•The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held to maturity, or available for sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities, are reported in the Other assets line item on our Consolidated Balance Sheet, and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in Other noninterest income. We classify debt securities as held to maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held to maturity or trading are classified as securities available for sale, and are carried at fair value. Unrealized gains and losses on available for sale securities are included in AOCI net of income taxes.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or, for debt securities where an OTTI was recorded, the effective interest rate determined based on improved cash flows subsequent to an impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains/(losses) are included in Other noninterest income on the Consolidated Income Statement.

As discussed in the Recently Adopted Accounting Standards section of this Note 1, we adopted the CECL standard as of January 1,
2020, which requires expected credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available for sale security is considered impaired if the fair value is less than its amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell or believe it is more likely than not we will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through the Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available for sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet. The CECL standard is applied prospectively to debt securities and, as a result, the amortized cost basis of investment securities for which OTTI had previously been recorded did not change upon adoption.

Prior to the adoption of CECL, we reviewed all debt securities that were in an unrealized loss position for OTTI. An investment security was deemed impaired if the fair value of the investment was less than its amortized cost. After an investment security was determined to be impaired, we evaluated whether the decline in value was other-than-temporary. Declines in the fair value of debt securities that were deemed other-than-temporary and were attributable to credit deterioration were recognized in Other noninterest income on our Consolidated Income Statement in the period in which the determination was made. Declines in fair value which were deemed other-than-temporary and attributable to factors other than credit deterioration were recognized in AOCI on our Consolidated Balance Sheet.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of December 31, 2020, nonaccrual or past due held-to-maturity securities were immaterial.

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

See the Allowance for Credit Losses section of this Note 1 for further discussion regarding the methodologies used to determine the
The PNC Financial Services Group, Inc. – 2020 Form 10-K  103

allowance for investment securities. See Note 3 Investment Securities for additional information about the investment securities portfolio and the related ACL.

Equity Securities and Partnership Interests
We account for equity securities, equity investments, private equity investments, and investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated under one of the following methods:
•We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. When an equity investment experiences an other-than-temporary decline in value, we may be required to record a loss on the investment.
•We measure equity securities that have a readily determinable fair value at fair value through Net income. Both realized and unrealized gains and losses are included in Noninterest income. Dividend income on these equity securities is included in Other interest income on our Consolidated Income Statement.
•We generally use the practicability exception to fair value measurement for all other investments without a readily determinable fair value. When we elect this alternative measurement method, the investment is recorded at cost and the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. These investments are written down to fair value if a qualitative assessment indicates impairment and the fair value is less than the carrying value. The amount of the write-down is accounted for as a loss included in Noninterest income. Distributions received on these investments are included in Noninterest income.

Investments described above are included in Equity investments on our Consolidated Balance Sheet.

Private Equity Investments
We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly-traded direct investments are determined using quoted market prices and are subject to various discount factors arising from security level restrictions, when appropriate. The valuation procedures applied to direct investments and indirect investments are detailed in Note 15 Fair Value. We include all private equity investments within Equity investments on our Consolidated Balance Sheet. Changes in fair value of private equity investments are recognized in Other noninterest income.
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
Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 4 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modifications are reported from a delinquency perspective as of December 31, 2020.

Loans held for investment, excluding PCD loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. Amortized cost basis does not include accrued interest, as we include accrued interest in Other assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan. The processing fee received for loans originated through PPP lending under the CARES Act is deferred and accreted into Net interest income using the effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement, and are excluded from measurement of ALLL.

In addition to originating loans, we also acquire loans through the secondary loan market, portfolio purchases or acquisitions of other financial services companies. Certain acquired loans that have experienced a more-than-insignificant deterioration of credit quality since origination (i.e., PCD) are recognized at an amortized cost basis equal to their purchase price plus an ALLL measured at the
104    The PNC Financial Services Group, Inc. – 2020 Form 10-K

acquisition date. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL.

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

Potential incremental losses or recoveries on TDRs have been factored into the ALLL estimates for each loan class under the methodologies described in this Note. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon or it is fully charged off.

PNC excludes consumer loans held for sale, loans accounted for under the fair value option and certain government insured or guaranteed loans from our TDR population. PCD loans do not require additional considerations and thus are evaluated for inclusion in our TDR population. In addition, PNC has elected not to apply a TDR designation to loans that have been restructured due to a COVID-19 hardship pursuant to specific criteria under the CARES Act. Since loans restructured due to a COVID-19 related hardship were not identified as TDRs, they are not placed on nonaccrual at the time of modification unless payment in full of principal or interest is not expected. These loans continue to be subject to our existing nonaccrual policy.

See the following for additional information related to loans, including further discussion regarding our policies, the methodologies and significant inputs used to determine the ALLL and additional details on the composition of our loan portfolio:
•Nonperforming Loans and Leases section of this Note 1,
•Allowance for Credit Losses section of this Note 1, and
•Note 4 Loans and Related Allowance for Credit Losses.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  105

Nonperforming Loans and Leases
The matrix that follows summarizes our policies for classifying certain loans as nonperforming loans and/or discontinuing the accrual of loan interest income.

Commercial
Loans classified as nonperforming and accounted for as nonaccrual
•  Loans accounted for at amortized cost where:
–The loan is 90 days or more past due.
–The loan is rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:
•The collection of principal or interest is 90 days or more past due,
•Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not,
•The borrower has filed or will likely file for bankruptcy,
•The bank advances additional funds to cover principal or interest,
•We are in the process of liquidating a commercial borrower or
•We are pursuing remedies under a guarantee.

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
• Certain government insured loans where substantially all principle and interest is insured.
• Commercial purchasing card assets which do not accrue interest.

Consumer
Loans classified as nonperforming and accounted for as nonaccrual
•  Loans accounted for at amortized cost where full collection of contractual principal and interest is not deemed probable as demonstrated in the policies below:
–  The loan is 90 days past due for home equity and installment loans, and 180 days past due for well secured residential real estate loans,
–  The loan has been modified and classified as a TDR,
– The loan has been modified to defer prior payments in forbearance to the end of the loan term,
–  Notification of bankruptcy has been received,
–  The bank holds a subordinate lien position in the loan and the first lien mortgage loan is seriously stressed (i.e., 90 days or more past due),
–  Other loans within the same borrower relationship have been placed on nonaccrual or charge-offs have been taken on them,
–  The bank has ordered the repossession of non-real estate collateral securing the loan or
–  The bank has charged-off the loan to the value of the collateral.

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

Commercial
We generally charge-off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

Additionally, in general, for smaller commercial loans of $100,000 or less, a full charge-off occurs at 180 days past due for term loans and revolvers. For smaller commercial leases of $1 million or less, a full charge-off occurs at 120 days past due. Small business credit card balances are charged-off at 180 days past due.

Consumer
We generally charge-off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair value of collateral less costs to sell, if lower than the amortized cost basis of the loan outstanding, when delinquency of the loan, combined with other risk factors (e.g., bankruptcy, lien position or troubled debt restructuring), indicates that the loan, or some portion thereof, is uncollectible as per our historical experience, or the collateral has been repossessed. We charge-off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by automobiles or residential real estate, are charged-off once they have reached 120-180 days past due.

106    The PNC Financial Services Group, Inc. – 2020 Form 10-K

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged-off resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an adjustment to the ALLL to reflect the expectation of recoveries in an amount greater than previously expected, limited to amounts previously charged-off.
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
Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. OREO comprises principally commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted and a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.
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

Allowance for Credit Losses
Our ACL, in accordance with the CECL standard, is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases (including residual values), other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. The remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the paydown or default time period.

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses where applicable and (iii) the long run average expected
The PNC Financial Services Group, Inc. – 2020 Form 10-K  107

losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.
We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we use forecasted scenarios produced by PNC’s Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward-looking information is incorporated into the expected credit loss estimates. Such forward looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative techniques, analysis from PNC economists and management judgment.

The reversion period is used to bridge our three year reasonable and supportable forecast period and the long run average expected credit losses. We may consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long run average period. The reversion period is typically 1-3 years, if not immediate.

The long run average expected credit losses are derived from long run historical credit loss information adjusted for the credit quality of the current portfolio, and therefore do not consider current and forecasted economic conditions.

See the following sections related to investment securities, loans, trade receivables, other financial assets and unfunded lending related commitments for details about specific methodologies.

Allowance for Investment Securities
A significant portion of our investment securities are issued or guaranteed by either the U.S. government (U.S. Treasury or GNMA) or a government-sponsored agency (FNMA or FHLMC). Taking into consideration historical information and current and forecasted conditions, we do not expect to incur any credit losses on these securities.

Investment securities that are not issued or guaranteed by the U.S. government or a government-sponsored agency consist of both securitized products, such as non-agency mortgage and asset-backed securities, as well as non-securitized products, such as corporate and municipal debt securities. A discounted cash flow approach is primarily used to determine the amount of the allowance required. The estimates of expected cash flows are determined using macroeconomic sensitive models taking into consideration the reasonable and supportable forecast period and scenarios discussed above. Additional factors unique to a specific security may also be taken into consideration when estimating expected cash flows. The cash flows expected to be collected, after considering expected prepayments, are discounted at the effective interest rate. For an available-for-sale security, the amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

See Note 3 Investment Securities in this Report for additional information about the investment securities portfolio.
Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of risk parameters, such as PD, LGD and EAD for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the reasonable and supportable forecast period, coupled with analytical methods, to estimate these risk parameters by loan or loan segments. PD, LGD and EAD parameters are calculated for each forecasted scenario and the long run average period, and combined to generate expected loss estimates by scenario. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

108    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Loan Class	Probability of Default	Loss Given Default	Exposure at Default
Commercial
Commercial and industrial / Equipment lease financing	•For wholesale obligors: internal risk ratings based on borrower characteristics and industry •For retail small balance obligors: credit score, delinquency status, and product type
•Collateral type, collateral value, industry, size and outstanding exposure for secured loans
•Capital structure, industry and size for unsecured loans
•For retail small balance obligors, product type and credit scores

•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Commercial real estate	•Property performance metrics, property type, market and risk pool for the forecast period •Internal risk ratings based on borrower characteristics for the long run average	•Property values and anticipated liquidation costs	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

The PNC Financial Services Group, Inc. – 2020 Form 10-K  109

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Income measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long run economic conditions for retail small balance obligors
Commercial real estate	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long run economic conditions
Automobile	•Unemployment rates, HPI, personal consumption expenditure and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal and external historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long run economic conditions
Education / Other consumer	•Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

After the forecast period, we revert to the long run average over the reversion period noted above, which is the period between the end of the forecast period and when losses are estimated to have completely reverted to the long run average.

Once we have developed a combined estimate of credit losses (i.e., for the forecast period, reversion period and long run average) under each of the forecasted scenarios, we produce a probability-weighted credit loss estimate by loan class. We then add or deduct any qualitative components and other adjustments, such as individually assessed loans, to produce the ALLL. See the Individually Assessed Component and Qualitative Component discussions that follow in this Note 1 for additional information about those adjustments.
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
Individually Assessed Component
Loans and leases that do not share similar risk characteristics with a pool of loans are individually assessed as follows:
•For commercial nonperforming loans greater than or equal to a defined dollar threshold, reserves are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Nonperforming commercial loans below the defined threshold, and accruing TDRs are reserved for under a pooled basis.
•For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

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
110    The PNC Financial Services Group, Inc. – 2020 Form 10-K

•Industry concentrations and conditions, including the impacts of COVID-19 on highly impacted segments,
•Changes in market conditions, including regulatory and legal requirements,
•Changes in the nature and volume of our portfolio,
•Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macro-economic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,
•Timing of available information, including the performance of first lien positions.

See Note 4 Loans and Related Allowance for Credit Losses for additional information about our loan portfolio and the related allowance.

Allowance for Loan and Lease Losses (Incurred Loss Methodology)
Prior to the adoption of CECL, we maintained the ALLL at a level that we believed to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. These evaluations were inherently subjective, as they required material estimates, and included, among others: PD, LGD, EAD, movement through delinquency stages, amounts and timing of expected future cash flows, value of collateral and qualitative factors.

For all loans and leases, except purchased impaired loans, the ALLL was the sum of three components:
•Asset specific/individual impaired reserves: Nonperforming loans that were considered impaired under ASC 310 – Receivables, which included all commercial and consumer TDRs, were evaluated for specific reserves.
•Quantitative (formulaic or pooled) reserves: Quantitative reserves in the commercial portfolio were determined through quantitative loss modeling utilizing PD, LGD, and the outstanding balance of the loan, while quantitative reserves in the consumer portfolio were determined primarily using transition matrices, including a roll-rate model.
•Qualitative (judgmental) reserves.

The reserve calculation and determination process was dependent on the use of key assumptions. Key reserve assumptions and estimation processes reacted to and were influenced by observed changes in loan portfolio performance experience, the financial strength of the borrowers and economic conditions.

Accrued Interest
When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. We consider our nonaccrual and charge-off policies to be timely for all of our investment securities, loans and leases, with the exception of consumer credit cards, education loans and certain unsecured consumer lines of credit. We consider the length of time before nonaccrual/charge-off and the use of appropriate other triggering events for nonaccrual and charge-offs in making this determination. Pursuant to these policy elections, we calculate reserves for accrued interest on credit cards, education loans and certain unsecured consumer lines of credit, which are then included within the ALLL. See the Debt Securities and Nonperforming Loans and Leases sections of this Note 1 for additional information on our nonaccrual and charge-off policies.

Additionally, pursuant to our use of a discounted cash flow methodology in estimating credit losses for our home equity and residential real estate loan classes, applicable reserves for accrued interest are also included within the ALLL for these loan classes.
Purchased Credit Deteriorated Loans or Securities
The allowance for PCD loans or securities is determined at the time of acquisition (including January 1, 2020 when certain purchased impaired loans were grandfathered and transitioned to PCD upon adoption of CECL), as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described previously for loans and securities. In accordance with CECL, the allowance recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.

Prior to the adoption of CECL, acquired purchased impaired loans were recorded at fair value. When evidence of credit quality deterioration and evidence that it was probable that we would be unable to collect all contractual amounts due existed, we considered the loans to be purchased credit impaired and we estimated the amount and timing of undiscounted expected cash flows at acquisition for each loan either individually or on a pool basis. The excess of undiscounted cash flows expected to be collected over its carrying value represented the accretable yield which was recognized into interest income over the remaining life of the loan (or pool of loans) using the constant effective yield method. Subsequent decreases in expected cash flows that were attributable to credit quality were recognized as impairments resulting in an increase in the ALLL. Subsequent increases in expected cash flows were recognized as a provision recapture of previously recorded ALLL or prospectively through an adjustment of the loan’s or pool’s yield over its remaining life.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  111

Allowance for Unfunded Lending Related Commitments
We maintain the allowance for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable (e.g., unfunded loan commitments, letters of credit and certain financial guarantees), at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans and leases. See the Allowance for Loan and Lease Losses section of this Note 1 for the key credit risk characteristics for unfunded lending related commitments. The allowance for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in the provision for credit losses.

See Note 4 Loans and Related Allowance for Credit Losses for additional information about this allowance.

Prior to the adoption of CECL, we maintained the allowance for unfunded loan commitments and letters of credit at a level we believed was appropriate to absorb estimated probable credit losses incurred as of the balance sheet date. We determined the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors, and, solely for commercial lending, the terms and expiration dates of the unfunded credit facilities. Other than the estimation of the probability of funding, the reserve for unfunded loan commitments was estimated in a manner similar to the methodology used for determining reserves for funded exposures. The allowance for unfunded loan commitments and letters of credit was recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded loan commitments and letters of credit were included in the provision for credit losses.
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2020, the allowance for other financial assets was immaterial.
Loans Held for Sale
We designate loans as held for sale when we have the intent and ability to sell them. At the time of designation to held for sale, any allowance is reversed, and a valuation allowance for the shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on these loans (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.
We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while such changes for the residential mortgage loans are measured and recorded in Residential mortgage noninterest income each period. See Note 15 Fair Value for additional information.
Interest income with respect to loans held for sale is accrued based on the principal amount outstanding and the loan’s contractual interest rate.
In certain circumstances, loans designated as held for sale may be transferred to held for investment based on a change in strategy. We transfer these loans at the lower of cost or estimated fair value; however, any loans originated or purchased for the held for sale portfolio and for which the fair value option has been elected remain at fair value for the life of the loan.

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
112    The PNC Financial Services Group, Inc. – 2020 Form 10-K

With the exception of loan sales to certain U.S. government-chartered entities, our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests. We originate, sell and service commercial mortgage loans under the FNMA DUS program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. When we are obligated for loss-sharing or recourse, our policy is to record such liabilities initially at fair value and subsequently reserve for estimated losses in accordance with guidance contained in applicable GAAP.
Variable Interest Entities
A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:
•Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s most significant economic activities through those voting rights or similar rights, or
•Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.
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
See Note 5 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we consolidate as well as those that we do not consolidate but in which we hold a significant variable interest.
Mortgage Servicing Rights
We provide servicing under various loan servicing contracts for commercial and residential loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All acquired or originated servicing rights are measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:
•Deposit balances and interest rates for escrow and commercial reserve earnings,
•Discount rates,
•Estimated prepayment speeds, and
•Estimated servicing costs.

We measure commercial and residential MSRs at fair value in order to reduce any potential measurement mismatch between our economic hedges and the MSRs. We manage the risk by hedging the fair value of MSRs with derivatives and securities which are expected to increase in value when the value of the servicing right declines. Changes in the fair value of MSRs are recognized as gains/(losses). The fair value of these servicing rights is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors which are determined based on current market conditions. See Note 6 Goodwill and Mortgage Servicing Rights for additional information.
Goodwill
Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. At least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date, management performs the goodwill impairment test at a reporting unit level.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  113

PNC may first perform a qualitative analysis to evaluate whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, PNC determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary. If PNC elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative goodwill impairment test is performed. Inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount. The fair value of our reporting units is determined by using discounted cash flows and/or market comparability methodologies. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. See Note 6 Goodwill and Mortgage Servicing Rights for additional information.

Leases
Lessor Arrangements
We provide financing for various types of equipment, including aircraft, energy and power systems and vehicles through a variety of lease arrangements. Finance leases are carried at the aggregate of lease payments plus estimated residual value of the leased equipment, less unearned income. Leveraged leases, a form of financing leases, are carried net of nonrecourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for impairment at least annually. Gains or losses on the sale of leased assets are included in Other noninterest income. Valuation adjustments on operating lease residuals are included in Other noninterest expense while valuation adjustments on the net investment of a direct financing or sales-type lease are included in Provision for credit losses. Prior to the adoption of CECL, valuation adjustments on lease residuals were included in Other noninterest expense.
Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. At adoption of ASU 2016-02 on January 1, 2019, we elected the practical expedient to account for the lease and nonlease components of existing real estate leases and leases of advertising assets, such as signage, as a single lease component. Effective January 1, 2019, lease and nonlease components of new lease agreements are accounted for separately. Lease components consist of fixed payments including rent, real estate taxes and insurance costs and nonlease components consist of common-area maintenance costs. In addition, we elected the practical expedient to not apply the recognition requirements under the standard to short-term leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet, as we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we have elected to use the Overnight Indexed Swap rate corresponding to the term of the lease at the lease measurement date as our incremental borrowing rate to measure the right-of-use-asset and lease liability.
See Note 7 Leases for additional information on our leasing arrangements.
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
Other Comprehensive Income
Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses on debt securities, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in pension and other postretirement benefit plan liability adjustments. Details of each component are included in Note 13 Other Comprehensive Income.

114    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. For periods in which there is a loss from continuing operations, any potential dilutive shares will be anti-dilutive. In this scenario, no potential dilutive shares will be included in the continuing operations, discontinued operations or total earnings per common share calculations, even if overall net income is reported. See Note 14 Earnings Per Share for additional information.
Fair Value of Financial Instruments

The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note 15 Fair Value.
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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  115

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

See Note 16 Financial Derivatives for additional information.
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
Revenue Recognition
We earn interest and noninterest income from various sources, including:
•Lending,
•Securities portfolio,
•Asset management,
•Loan sales, loan securitizations, and servicing,
•Brokerage services,
•Sale of loans and securities,
•Certain private equity activities, and
•Securities, derivatives and foreign exchange activities.
In addition, we earn fees and commissions from:
•Issuing loan commitments, standby letters of credit and financial guarantees,
•Deposit account services,
•Merchant services,
•Selling various insurance products,
•Providing treasury management services,
•Providing merger and acquisition advisory and related services,
•Debit and credit card transactions, and
•Participating in certain capital markets transactions.
116    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Service charges on deposit accounts are recognized when earned. Brokerage fees and gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.
We record private equity income or loss based on changes in the valuation of the underlying investments or when we dispose of our interest.
We recognize gain/(loss) on changes in the fair value of certain financial instruments where we have elected the fair value option. These financial instruments include certain commercial and residential mortgage loans originated for sale, certain residential mortgage portfolio loans and resale agreements. We also recognize gain/(loss) on changes in the fair value of residential and commercial MSRs.
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
For the fee-based revenue within the scope of ASC 606 - Revenue from Contracts with Customers, revenue is recognized when or as those services are transferred to the customer. See Note 24 Fee-Based Revenue from Contracts with Customers for additional information related to revenue within the scope of ASC 606.

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

Pending Acquisition of BBVA USA Bancshares, Inc.
On November 16, 2020, we announced a definitive agreement with BBVA, S.A. to acquire BBVA including its U.S. banking subsidiary, BBVA USA, for a fixed purchase price of $11.6 billion in cash.
BBVA USA has over 600 branches in Texas, Alabama, Arizona, California, Florida, Colorado and New Mexico. The transaction is expected to add approximately $102 billion in total assets, $86 billion of deposits and $66 billion of loans to PNC’s Consolidated Balance Sheet and to close in mid-2021, subject to customary closing conditions, including receipt of regulatory approvals.

Sale of Equity Investment in Blackrock, Inc.
In May 2020, PNC completed the sale of its 31.6 million shares of BlackRock, Inc., common and preferred stock through a registered secondary offering at a price of $420 per share. In addition, BlackRock repurchased 2.65 million shares from PNC at a price of $414.96 per share. The total proceeds from the sale were $14.2 billion in cash, net of $0.2 billion in expenses, and resulted in a gain on sale of $4.3 billion. Additionally, PNC contributed 500,000 BlackRock shares to the PNC Foundation.

Following the sale and donation, PNC has divested its entire investment in BlackRock and only holds shares of BlackRock stock in a fiduciary capacity for clients of PNC.

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:

Table 39: Consolidated Income Statement - Discontinued Operations

	Year ended December 31
In millions	2020	2019	2018
Noninterest income	$5,777	$988	$942
Total revenue	5,777	988	942
Income from discontinued operations before income taxes	5,777	988	942
Income taxes	1,222	161	154
Net income from discontinued operations	$4,555	$827	$788

The PNC Financial Services Group, Inc. – 2020 Form 10-K  117

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:

Table 40: Consolidated Statement of Cash Flows - Discontinued Operations

	Year ended December 31
In millions	2020	2019	2018
Cash flows from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$(2,683)	$299	$264
Net cash provided by investing activities of discontinued operations	$14,225

NOTE 3 INVESTMENT SECURITIES

With the adoption of the CECL standard on January 1, 2020, credit losses on investment securities are required to be recognized through an allowance, instead of as a direct write-down to the amortized cost basis of the security. The amortized cost basis of investment securities for which impairment had previously been recorded did not change upon adoption.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2020, the allowance for investment securities was $82 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio and other debt securities in the held to maturity portfolio. The provision for credit losses on investment securities totaled $80 million for the year ended December 31, 2020.

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

118    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table summarizes our available for sale and held to maturity portfolios by major security type:

Table 41: Investment Securities Summary

	December 31, 2020 (a)				December 31, 2019
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$19,821	$903	$(13)	$20,711	$16,150	$382	$(16)	$16,516
Residential mortgage-backed
Agency	47,355	1,566	(10)	48,911	35,847	517	(43)	36,321
Non-agency	1,272	243	(14)	1,501	1,515	302	(3)	1,814
Commercial mortgage-backed
Agency	2,571	119	(2)	2,688	3,094	42	(18)	3,118
Non-agency	3,678	78	(67)	3,689	3,352	29	(9)	3,372
Asset-backed	5,060	100	(10)	5,150	5,044	78	(8)	5,114
Other	4,415	293		4,708	2,788	121	(1)	2,908
Total securities available for sale (b)	$84,172	$3,302	$(116)	$87,358	$67,790	$1,471	$(98)	$69,163
Securities Held to Maturity
U.S. Treasury and government agencies	$795	$125		$920	$776	$56		$832
Residential mortgage-backed
Agency					14,419	270	$(26)	14,663
Non-agency					133	7		140
Commercial mortgage-backed
Agency					59	1		60
Non-agency					430	4		434
Asset-backed					52			52
Other	646	42	$(3)	685	1,792	85	(14)	1,863
Total securities held to maturity (b) (c)	$1,441	$167	$(3)	$1,605	$17,661	$423	$(40)	$18,044
(a) The accrued interest associated with our available for sale and held to maturity portfolios totaled $238 million and $5 million at December 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $79 million for securities available for sale and $3 million for securities held to maturity at December 31, 2020 in accordance with the CECL accounting standard. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies for additional detail on the CECL accounting standard.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. As of December 31, 2020, 85% of our securities held to maturity were rated AAA/AA.
The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at December 31, 2020 included $0.2 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for December 31, 2019 was $0.5 billion.

Table 42 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities as of December 31, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2020, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  119

Table 42: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2020
U.S. Treasury and government agencies	$(13)	$603			$(13)	$603
Residential mortgage-backed
Agency	(8)	3,152	$(2)	$82	(10)	3,234
Non-agency	(7)	119	(7)	73	(14)	192
Commercial mortgage-backed
Agency			(2)	149	(2)	149
Non-agency	(13)	972	(7)	714	(20)	1,686
Asset-backed	(1)	339	(9)	706	(10)	1,045
Total securities available for sale	$(42)	$5,185	$(27)	$1,724	$(69)	$6,909
Table 43 presents the gross unrealized losses and fair value of debt securities at December 31, 2019, prior to the adoption of the CECL standard. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis.

Table 43: Gross Unrealized Loss and Fair Value of Debt Securities

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2019
Securities Available for Sale
U.S. Treasury and government agencies	$(14)	$2,451	$(2)	$607	$(16)	$3,058
Residential mortgage-backed
Agency	(6)	2,832	(37)	4,659	(43)	7,491
Non-agency			(3)	102	(3)	102
Commercial mortgage-backed
Agency	(6)	852	(12)	953	(18)	1,805
Non-agency	(4)	1,106	(5)	230	(9)	1,336
Asset-backed	(3)	660	(5)	561	(8)	1,221
Other			(1)	403	(1)	403
Total securities available for sale	$(33)	$7,901	$(65)	$7,515	$(98)	$15,416
Securities Held to Maturity
Residential mortgage-backed - Agency			$(26)	$2,960	$(26)	$2,960
Other	$(1)	$22	(13)	105	(14)	127
Total securities held to maturity	$(1)	$22	$(39)	$3,065	$(40)	$3,087

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 44: Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2020	$307	$(2)	$305	$64
2019	$69	$(21)	$48	$10
2018	$57	$(57)

120    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2020:
Table 45: Contractual Maturity of Debt Securities

December 31, 2020	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$1,149	$11,973	$5,418	$1,281	$19,821
Residential mortgage-backed
Agency	1	205	2,384	44,765	47,355
Non-agency				1,272	1,272
Commercial mortgage-backed
Agency	13	563	679	1,316	2,571
Non-agency		83	236	3,359	3,678
Asset-backed	67	2,375	1,029	1,589	5,060
Other	788	1,502	1,218	907	4,415
Total securities available for sale at amortized cost	$2,018	$16,701	$10,964	$54,489	$84,172
Fair value	$2,038	$17,283	$11,443	$56,594	$87,358
Weighted-average yield, GAAP basis (a)	2.20%	1.81%	1.74%	2.80%	2.45%
Securities Held to Maturity
U.S. Treasury and government agencies		$199	$312	$284	$795
Other	$34	422	109	81	646
Total securities held to maturity at amortized cost	$34	$621	$421	$365	$1,441
Fair value	$35	$659	$507	$404	$1,605
Weighted-average yield, GAAP basis (a)	3.75%	3.26%	3.93%	2.48%	3.29%
(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

At December 31, 2020, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $32.9 billion and $14.7 billion and fair value of $34.2 billion and $14.9 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2020	December 31 2019
Pledged to others	$22,841	$14,609
Accepted from others:
Permitted by contract or custom to sell or repledge (a)	$683	$2,349
Permitted amount repledged to others	$683	$360
(a)Balances at December 31, 2019 include $2.0 billion in fair value of securities accepted from others to collateralize short-term investments in resale agreements that were not repledged.

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  121

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

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. With the adoption of the CECL standard, accruing loans past due as of December 31, 2020 include PCD loans, while amounts as of December 31, 2019 excluded purchased impaired loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard, including the discontinuation of purchased impaired loan accounting.

The following table presents the composition and delinquency status of our loan portfolio at December 31, 2020 and 2019. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the December 31, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
•if current at the time of modification, the loan remains current throughout the modification period,
•if delinquent at the time of modification and the borrower was not made current as part of the modification, the loan maintains its reported delinquent status during the modification period, or
•if delinquent at the time of modification and the borrower was made current as part of the modification or became current during the modification period, the loan is reported as current.

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.

122    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Table 47: Analysis of Loan Portfolio

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
December 31, 2020 (a) (b)
Commercial
Commercial and industrial	$131,245	$106	$26	$30	$162		$666		$132,073
Commercial real estate	28,485	6	1		7		224		28,716
Equipment lease financing	6,345	31	5		36		33		6,414
Total commercial	166,075	143	32	30	205		923		167,203
Consumer
Home equity	23,318	50	21		71		645	$54	24,088
Residential real estate	20,945	181	78	319	578	(c)	528	509	22,560
Automobile	13,863	134	34	12	180		175		14,218
Credit card	6,074	43	30	60	133		8		6,215
Education	2,785	55	29	77	161	(c)			2,946
Other consumer	4,656	14	10	11	35		7		4,698
Total consumer	71,641	477	202	479	1,158		1,363	563	74,725
Total	$237,716	$620	$234	$509	$1,363		$2,286	$563	$241,928
Percentage of total loans	98.27%	0.26%	0.10%	0.21%	0.56%		0.94%	0.23%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated valuation allowance.
(b)The accrued interest associated with our loan portfolio at December 31, 2020 totaled $0.7 billion and is included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.4 billion and $0.2 billion, respectively, at December 31, 2020.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.3 billion at December 31, 2020.
(f)Collateral dependent loans totaled $1.5 billion at December 31, 2020. The majority of these loans are within the Home equity and Residential real estate loan classes and are secured by consumer real estate.

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (h)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (i)	Purchased Impaired Loans	Total Loans (j)
December 31, 2019 (g)
Commercial
Commercial and industrial	$124,695	$102	$30	$85	$217		$425			$125,337
Commercial real estate	28,061	4	1		5		44			28,110
Equipment lease financing	7,069	49	5		54		32			7,155
Total commercial	159,825	155	36	85	276		501			160,602
Consumer
Home equity	23,791	58	24		82		669		$543	25,085
Residential real estate	19,640	140	69	315	524	(h)	315	$166	1,176	21,821
Automobile	16,376	178	47	18	243		135			16,754
Credit card	7,133	60	37	67	164		11			7,308
Education	3,156	55	34	91	180	(h)				3,336
Other consumer	4,898	15	11	9	35		4			4,937
Total consumer	74,994	506	222	500	1,228		1,134	166	1,719	79,241
Total	$234,819	$661	$258	$585	$1,504		$1,635	$166	$1,719	$239,843
Percentage of total loans	97.90%	0.28%	0.11%	0.24%	0.63%		0.68%	0.07%	0.72%	100.00%
(g)    Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment does not include any associated valuation allowance.
(h)    Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to receive payment in full based on the original contractual terms), as we accreted interest income over the expected life of the loans. Past due loan amounts include government insured or guaranteed Residential real estate loans totaling $0.4 billion and Education loans totaling $0.2 billion at December 31, 2019.
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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  123

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
At December 31, 2020, we pledged $30.1 billion of commercial loans to the Federal Reserve Bank and $69.0 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2019 were $16.9 billion and $68.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.
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

With the adoption of the CECL standard, nonperforming loans as of December 31, 2020 include PCD loans. Amounts as of December 31, 2019 excluded purchased impaired loans as we were accreting interest income over the expected life of the loans. See Note 1 Accounting Policies for additional information related to the adoption of this standard and our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of December 31, 2020 and 2019, respectively.

Table 48: Nonperforming Assets

Dollars in millions	December 31 2020	December 31 2019
Nonperforming loans
Commercial	$923	$501
Consumer (a)	1,363	1,134
Total nonperforming loans (b)	2,286	1,635
OREO and foreclosed assets	51	117
Total nonperforming assets	$2,337	$1,752
Nonperforming loans to total loans	0.94%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.97%	0.73%
Nonperforming assets to total assets	0.50%	0.43%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.8 billion at December 31, 2020, and is primarily comprised of loans with a valuation that exceeds the amortized cost basis.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the TDR section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 48 include TDRs of $0.9 billion at both December 31, 2020 and 2019, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $0.7 billion and $0.8 billion at December 31, 2020 and 2019 and are excluded from nonperforming loans.

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
124    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  125

Table 49: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,680	$13,340	$8,209	$5,956	$4,242	$7,141	$54,775	$53	$125,396
Criticized	339	702	578	334	224	351	4,130	19	6,677
Total commercial and industrial	32,019	14,042	8,787	6,290	4,466	7,492	58,905	72	132,073
Commercial real estate
Pass Rated	3,709	6,268	3,426	2,841	2,341	6,792	218		25,595
Criticized	319	548	148	423	400	1,159	124		3,121
Total commercial real estate	4,028	6,816	3,574	3,264	2,741	7,951	342		28,716
Equipment lease financing
Pass Rated	1,429	1,202	942	738	405	1,350			6,066
Criticized	78	92	86	39	22	31			348
Total equipment lease financing	1,507	1,294	1,028	777	427	1,381			6,414
Total commercial	$37,554	$22,152	$13,389	$10,331	$7,634	$16,824	$59,247	$72	$167,203

December 31, 2019 - In millions	Pass Rated	Criticized	Total Loans
Commercial and industrial	$119,761	$5,576	$125,337
Commercial real estate	27,424	686	28,110
Equipment lease financing	6,891	264	7,155
Total commercial	$154,076	$6,526	$160,602
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2020 and 2019.

Home Equity and Residential Real Estate
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores, originated and updated LTV ratios, to monitor and manage credit risk within the home equity and residential real estate loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for home equity and residential real estate loans. See Table 47 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for home equity and residential real estate loans. See Table 47 for additional information.
Credit Scores: We use a national third-party provider to update FICO credit scores for home equity and residential real estate loans at least quarterly. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor the risk in the loan classes.
LTV (inclusive of CLTV for first and subordinate lien positions): At least quarterly, we update the property values of real estate collateral and calculate an updated LTV ratio. For open-end credit lines secured by real estate in regions experiencing significant declines in property values, more frequent valuations may occur. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.
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
126    The PNC Financial Services Group, Inc. – 2020 Form 10-K

the calculations do not represent actual appraised loan level collateral or updated LTV based upon lien balances held by others, and as such, are necessarily imprecise and subject to change as we refine our methodology.
The following table presents credit quality indicators for the home equity and residential real estate loan classes:
Table 50: Home Equity and Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home equity
Current estimated LTV ratios									.
Greater than 100%	$8	$44	$18	$15	$9	$88	$580	$279	$1,041
Greater than or equal to 80% to 100%	517	320	59	42	25	158	1,781	591	3,493
Less than 80%	2,909	1,636	513	773	660	3,754	6,433	2,876	19,554
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Updated FICO scores
Greater than or equal to 780	$2,019	$1,094	$311	$525	$449	$2,467	$5,382	$1,480	$13,727
720 to 779	1,028	558	153	181	145	777	2,137	941	5,920
660 to 719	334	273	86	84	66	402	985	625	2,855
Less than 660	52	74	39	39	33	345	277	620	1,479
No FICO score available	1	1	1	1	1	9	13	80	107
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Residential real estate
Current estimated LTV ratios
Greater than 100%	$3	$52	$26	$42	$41	$160			$324
Greater than or equal to 80% to 100%	495	422	127	156	124	307			1,631
Less than 80%	7,491	3,656	992	1,706	1,847	3,991			19,683
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560
Updated FICO scores
Greater than or equal to 780	$5,425	$3,099	$814	$1,432	$1,538	$2,551			$14,859
720 to 779	2,268	820	220	340	335	818			4,801
660 to 719	252	161	76	98	92	475			1,154
Less than 660	40	48	33	31	41	485			678
No FICO score available	4	2	2	3	6	129			146
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560
The PNC Financial Services Group, Inc. – 2020 Form 10-K  127

	Home equity	Residential real estate
December 31, 2019 - In millions
Current estimated LTV ratios
Greater than or equal to 100%	$1,243	$333
Greater than or equal to 90% to less than 100%	1,047	340
Less than 90%	22,068	19,305
No LTV ratio available	184	83
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821
Updated FICO Scores
Greater than 660	$22,245	$19,341
Less than or equal to 660	2,019	569
No FICO score available	278	151
Government insured or guaranteed loans		584
Purchased impaired loans	543	1,176
Total loans	$25,085	$21,821
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

128    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 51: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,807	$1,915	$807	$452	$246	$58			$5,285
720 to 779	1,098	1,581	789	381	167	44			4,060
660 to 719	617	1,222	684	288	109	31			2,951
Less than 660	192	776	598	240	87	29			1,922
Total automobile	$3,714	$5,494	$2,878	$1,361	$609	$162			$14,218
Credit card
FICO score greater than or equal to 780							$1,635	$3	$1,638
720 to 779							1,724	11	1,735
660 to 719							1,765	26	1,791
Less than 660							902	51	953
No FICO score available or required (a)							94	4	98
Total credit card							$6,120	$95	$6,215
Education
FICO score greater than or equal to 780	$34	$90	$74	$59	$50	$428			$735
720 to 779	24	46	38	28	20	190			346
660 to 719	15	15	14	9	6	90			149
Less than 660	3	2	3	2	2	37			49
No FICO score available or required (a)	16	10	6	3		1			36
Total loans using FICO credit metric	92	163	135	101	78	746			1,315
Other internal credit metrics						1,631			1,631
Total education	$92	$163	$135	$101	$78	$2,377			$2,946
Other consumer
FICO score greater than or equal to 780	$162	$187	$63	$21	$5	$42	$86	$1	$567
720 to 779	197	247	82	22	5	22	123		698
660 to 719	127	210	81	17	3	14	117	1	570
Less than 660	28	86	41	9	2	8	53	1	228
Total loans using FICO credit metric	514	730	267	69	15	86	379	3	2,063
Other internal credit metrics	67	33	37	26	60	75	2,334	3	2,635
Total other consumer	$581	$763	$304	$95	$75	$161	$2,713	$6	$4,698

December 31, 2019 - In millions	Automobile	Credit Card	Education	Other consumer
FICO score greater than 719	$9,232	$3,867	$1,139	$1,421
650 to 719	4,577	2,326	197	843
620 to 649	1,001	419	25	132
Less than 620	1,603	544	27	143
No FICO score available or required (a)	341	152	15	27
Total loans using FICO credit metric	16,754	7,308	1,403	2,566
Consumer loans using other internal credit metrics			1,933	2,371
Total loans	$16,754	$7,308	$3,336	$4,937
Weighted-average updated FICO score (b)	726	724	773	727
(a)Loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
(b)Weighted-average updated FICO score excludes accounts with no FICO score available or required.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  129

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not categorized as TDRs. See Note 1 Accounting Policies for additional information related to TDRs.

Table 52 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during 2020, 2019 and 2018. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 52. Second in priority would be rate reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to us would be prioritized and included in the Other type of concession in Table 52. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

Table 52: Financial Impact and TDRs by Concession Type

	Number of Loans	Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the year ended December 31, 2020 (a) Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial	73	$513	$39	$56	$346	$441
Consumer	12,270	178		88	73	161
Total TDRs	12,343	$691	$39	$144	$419	$602
(a)Impact of partial charge-offs at TDR date are included in this table.
(b)Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c)Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.

		Pre-TDR Recorded Investment (e)	Post-TDR Recorded Investment (f)
During the year ended December 31, 2019 (d) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	75	$278		$11	$241	$252
Consumer	14,548	172		97	64	161
Total TDRs	14,623	$450		$108	$305	$413
During the year ended December 31, 2018 (d) Dollars in millions
Commercial	85	$272	$2	$67	$179	$248
Consumer	12,096	163	1	86	63	150
Total TDRs	12,181	$435	$3	$153	$242	$398
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
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs, and (ii) subsequently defaulted during the period totaled $0.1 billion for each of the years ended December 31, 2020, 2019 and 2018, respectively.
Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

130    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Table 53: Rollforward of Allowance for Credit Losses (a)

At or for the year ended December 31	2020
In millions	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$1,812	$930	$2,742
Adoption of ASU 2016-13 (b)	(304)	767	463
Beginning balance, adjusted	1,508	1,697	3,205
Charge-offs	(407)	(785)	(1,192)
Recoveries	94	266	360
Net (charge-offs)	(313)	(519)	(832)
Provision for credit losses	2,139	846	2,985
Other	3		3
Ending balance	$3,337	$2,024	$5,361
Allowance for unfunded lending related commitments (c)
Beginning balance	$316	$2	$318
Adoption of ASU 2016-13 (b)	53	126	179
Beginning balance, adjusted	369	128	497
Provision for (recapture of) credit losses	116	(29)	87
Ending balance	$485	$99	$584
Allowance for credit losses at December 31	$3,822	$2,123	$5,945
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $109 million at December 31, 2020.
(b)     Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(c)    See Note 11 Commitments for additional information about the underlying commitments related to this allowance.

The following presents an analysis of changes impacting the ACL related to loans for the year ended December 31, 2020:

Table 54: Analysis of Changes in the Allowance for Credit Losses (a)
In millions
(a) Excludes allowances for investment securities and other financial assets, which together totaled $109 million at December 31, 2020.
(b) Portfolio changes primarily represent the impact of increases/decreases in loan balances, age and mix due to new originations/purchases, as well as credit quality and net charge-off activity.
(c) Economic and qualitative factors primarily represent our evaluation and determination of an economic forecast applied to our loan portfolio, which is based on a three year forecast period and the use of four economic scenarios with associated probability weights, as well as updates to qualitative factor adjustments.

The $2.2 billion increase in the ACL since January 1, 2020 was driven by the following factors in the commercial and consumer portfolios:
•Commercial reserves increased $1.9 billion attributable to the significantly adverse economic impacts of the pandemic and its resulting effects on credit quality and loan growth.
•Consumer reserves increased $0.3 billion primarily reflecting the significantly adverse economic impacts of the pandemic.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  131

Allowance for Loan and Lease Losses
Prior to January 1, 2020, we maintained our ALLL at levels we believed to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We used the two main portfolio segments - Commercial and Consumer, and developed and documented the ALLL under separate methodologies for each of these portfolio segments. See Note 1 Accounting Policies for a summary of the accounting policies for ALLL prior to the adoption of CECL.

A rollforward of the ALLL and associated loan data follows:

Table 55: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

At or for the year ended December 31	2019			2018
Dollars in millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
January 1	$1,663	$966	$2,629	$1,582	$1,029	$2,611
Charge-offs	(216)	(758)	(974)	(124)	(640)	(764)
Recoveries	78	254	332	99	245	344
Net (charge-offs)	(138)	(504)	(642)	(25)	(395)	(420)
Provision for credit losses	320	453	773	97	311	408
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(34)	1	(33)	11	1	12
Other	1	14	15	(2)	20	18
December 31	$1,812	$930	$2,742	$1,663	$966	$2,629
TDRs individually evaluated for impairment	$40	$93	$133	$25	$136	$161
Other loans individually evaluated for impairment	58		58	48		48
Loans collectively evaluated for impairment	1,714	563	2,277	1,590	555	2,145
Purchased impaired loans		274	274		275	275
December 31	$1,812	$930	$2,742	$1,663	$966	$2,629
Loan portfolio
TDRs individually evaluated for impairment	$361	$1,303	$1,664	$409	$1,442	$1,851
Other loans individually evaluated for impairment	220		220	232		232
Loans collectively evaluated for impairment	160,021	75,477	235,498	151,641	69,722	221,363
Fair value option loans (a)		742	742		782	782
Purchased impaired loans		1,719	1,719		2,017	2,017
December 31	$160,602	$79,241	$239,843	$152,282	$73,963	$226,245
(a)Loans accounted for under the fair value option were not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there was no allowance recorded on those loans.

132    The PNC Financial Services Group, Inc. – 2020 Form 10-K

NOTE 5 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES
Loan Sale and Servicing Activities
We have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. These transfers have occurred through Agency securitization, Non-agency securitization, and loan sale transactions. Agency securitizations consist of securitization transactions with FNMA, FHLMC and GNMA (collectively, the Agencies). FNMA and FHLMC generally securitize our transferred loans into mortgage-backed securities for sale into the secondary market through SPEs that they sponsor. As an authorized GNMA issuer/servicer, we pool FHA and Department of VA insured loans into mortgage-backed securities for sale into the secondary market. In Non-agency securitizations, we have transferred loans into securitization SPEs. In other instances, third-party investors have also purchased our loans in loan sale transactions and in certain instances have subsequently sold these loans into securitization SPEs. Securitization SPEs utilized in the Agency and Non-agency securitization transactions are VIEs.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value for further discussion of our servicing rights.

Certain loans transferred to the Agencies contain ROAPs. Under these ROAPs, we hold an option to repurchase at par individual delinquent loans that meet certain criteria. In other limited cases, GNMA has granted us the right to repurchase current loans when we intend to modify the borrower’s interest rate under established guidelines. When we have the unilateral ability to repurchase a loan, effective control over the loan has been regained and we recognize an asset (in either Loans or Loans held for sale) and a corresponding liability (in Other borrowed funds) on the balance sheet regardless of our intent to repurchase the loan.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  133

The following table provides cash flows associated with our loan sale and servicing activities:
Table 56: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2020
Sales of loans (b)	$6,654	$4,521
Repurchases of previously transferred loans (c)	$673	$229
Servicing fees (d)	$338	$133
Servicing advances recovered/(funded), net	$(32)	$(280)
Cash flows on mortgage-backed securities held (e)	$9,234	$83
Cash Flows - Year ended December 31, 2019
Sales of loans (b)	$4,259	$3,540
Repurchases of previously transferred loans (c)	$321	$30
Servicing fees (d)	$352	$130
Servicing advances recovered/(funded), net	$45	$63
Cash flows on mortgage-backed securities held (e)	$4,362	$84
(a)Represents cash flow information associated with both commercial mortgage loan transfer and servicing activities.
(b)Gains/losses recognized on sales of loans were insignificant for the periods presented.
(c)Includes both residential and commercial mortgage government insured or guaranteed loans eligible for repurchase through the exercise of our ROAP option, as well as residential mortgage loans repurchased due to alleged breaches of origination covenants or representations and warranties made to purchasers.
(d)Includes contractually specified servicing fees, late charges and ancillary fees.
(e)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $16.5 billion in residential mortgage-backed securities and $0.8 billion in commercial mortgage-backed securities at December 31, 2020 and $17.8 billion in residential mortgage-backed securities and $0.6 billion in commercial mortgage-backed securities at December 31, 2019.

Table 57 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2020 and 2019.

Table 57: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2020
Total principal balance	$43,351	$40,790
Delinquent loans (b)	$453	$136
December 31, 2019
Total principal balance	$49,323	$42,414
Delinquent loans (b)	$492	$64
Year ended December 31, 2020
Net charge-offs (c)	$17	$127
Year ended December 31, 2019
Net charge-offs (c)	$40	$520
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for Commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2020 and 2019. We have not provided additional financial support to these entities which we are not contractually required to provide.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 58 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal
134    The PNC Financial Services Group, Inc. – 2020 Form 10-K

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 58. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.

Table 58: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2020
Mortgage-backed securitizations (b)	$18,207	$18,207	(c)	$1
Tax credit investments and other	3,121	2,894	(d)	1,198	(e)
Total	$21,328	$21,101		$1,199
December 31, 2019
Mortgage-backed securitizations (b)	$19,287	$19,287	(c)
Tax credit investments and other	3,131	3,028	(d)	$1,101	(e)
Total	$22,418	$22,315		$1,101
(a)Represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). The risk of loss excludes any potential tax recapture associated with tax credit investments.
(b)Amounts reflect involvement with securitization SPEs where we transferred to, and/or service loans for, an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(c)Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
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
Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 58. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to our assets or general credit.

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 58. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2020, we had a liability for unfunded commitments of $1.1 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
Table 58 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that, to a large extent, provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  135

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. During 2020 we recognized $0.2 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment during 2020, 2019 and 2018 follow:

Table 59: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
December 31, 2020	$5,795	$3,374	$64	$9,233
December 31, 2019	$5,795	$3,374	$64	$9,233
December 31, 2018	$5,795	$3,359	$64	$9,218

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2020, 2019 or 2018.

See Note 1 Accounting Policies for additional information related to the adoption of ASU 2017-04, which simplified the goodwill impairment test.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than adequate compensation. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.2 billion at December 31, 2020 and $1.6 billion at December 31, 2019, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
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

Changes in the commercial MSRs follow:

Table 60: Commercial Mortgage Servicing Rights

In millions	2020	2019	2018
January 1	$649	$726	$668
Additions:
From loans sold with servicing retained	100	53	57
Purchases	44	103	93
Changes in fair value due to:
Time and payoffs (a)	(115)	(146)	(143)
Other (b)	(109)	(87)	51
December 31	$569	$649	$726
Related unpaid principal balance at December 31	$243,960	$216,992	$180,496
Servicing advances at December 31	$437	$157	$220
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.
136    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Changes in the residential MSRs follow:

Table 61: Residential Mortgage Servicing Rights

In millions	2020	2019	2018
January 1	$995	$1,257	$1,164
Additions:
From loans sold with servicing retained	45	36	44
Purchases	208	114	129
Changes in fair value due to:
Time and payoffs (a)	(198)	(162)	(170)
Other (b)	(377)	(250)	90
December 31	$673	$995	$1,257
Unpaid principal balance of loans serviced for others at December 31	$120,778	$120,464	$125,388
Servicing advances at December 31	$143	$111	$156
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting from market-driven changes in interest rates.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2020 are shown in Tables 62 and 63. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 62 and 63. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  137

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 62: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2020	December 31 2019
Fair value	$569	$649
Weighted-average life (years)	4.4	4.1
Weighted-average constant prepayment rate	4.87%	4.56%
Decline in fair value from 10% adverse change	$9	$9
Decline in fair value from 20% adverse change	$18	$17
Effective discount rate	7.33%	7.91%
Decline in fair value from 10% adverse change	$15	$17
Decline in fair value from 20% adverse change	$31	$34

Table 63: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2020		December 31 2019
Fair value	$673		$995
Weighted-average life (years)	3.8		5.2
Weighted-average constant prepayment rate	21.13%		13.51%
Decline in fair value from 10% adverse change	$41		$46
Decline in fair value from 20% adverse change	$82		$89
Weighted-average option adjusted spread	922	bps	769	bps
Decline in fair value from 10% adverse change	$20		$27
Decline in fair value from 20% adverse change	$38		$52

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.5 billion for each of 2020, 2019 and 2018. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 7 LEASES
PNC enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 Accounting Policies and for additional details on our equipment lease financing receivables see Note 4 Loans and Related Allowance for Credit Losses.

Lessor Arrangements
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.

The following table provides details on our income from lessor arrangements:

Table 64: Lease Income

Year ended December 31
In millions	2020	2019
Sales-type and direct financing leases (a)	$269	$295
Operating leases (b)	95	117
Lease income	$364	$412
(a)Included in Loan interest income on the Consolidated Income Statement.
(b)Included in Corporate services on the Consolidated Income Statement.

138    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table provides the components of our equipment lease financing assets:

Table 65: Sales-Type and Direct Financing Leases

	December 31
In millions	2020	2019
Lease receivables (a)	$6,246	$7,353
Unguaranteed residual asset values	957	741
Unearned income	(789)	(939)
Equipment lease financing	$6,414	$7,155
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.4 billion and $0.3 billion for 2020 and 2019, respectively.

Operating lease assets were $1.0 billion and accumulated depreciation was $0.2 billion at December 31, 2020 compared to operating lease assets of $1.1 billion and accumulated depreciation of $0.3 billion at December 31, 2019. We had no lease transactions with related parties or deferred selling profits at December 31, 2020 and 2019.

The future minimum lease payments based on maturity of our lessor arrangements at December 31, 2020 were as follows:

Table 66: Future Minimum Lease Payments of Lessor Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2021	$95	$1,467
2022	75	1,315
2023	42	948
2024	35	806
2025	24	473
2026 and thereafter	42	1,237
Total future minimum lease payments	$313	$6,246

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of one year to 47 years, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

We recognize on the balance sheet all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use asset. At adoption of ASU 2016-02 on January 1, 2019, we elected the practical expedient to account for the lease and nonlease components of existing real estate leases and leases of advertising assets, such as signage, as a single lease component. Effective January 1, 2019, lease and nonlease components of new lease agreements are accounted for separately. Lease components consist of fixed payments including rent, real estate taxes and insurance costs and nonlease components consist of common-area maintenance costs. In addition, we elected the practical expedient to not apply the recognition requirements under the standard to short-term leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet, as we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we have elected to use the Overnight Indexed Swap rate corresponding to the term of the lease at the lease measurement date as our incremental borrowing rate to measure the right-of-use asset and lease liability.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2020 and 2019.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  139

The following tables provide details on our operating leases:

Table 67: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2020	2019
Operating lease cost (a)	$358	$360
Operating cash flows	$360	$353
(a)Included in Occupancy, Equipment and Marketing expense on the Consolidated Income Statement.

Table 68: Operating Lease Assets and Liabilities

	December 31
In millions	2020	2019
Operating lease assets (a)	$1,876	$1,982
Operating lease liabilities (b)	$2,097	$2,170
(a)Included in Other assets on the Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Finance lease assets and liabilities, income and cash flows at December 31, 2020 and 2019 were not material.

Operating lease term and discount rates of our lessee arrangements at December 31, 2020 and 2019 were as follows:

Table 69: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31
	2020	2019
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	2.21%	2.42%

Future undiscounted cash flows on our lessee arrangements at December 31, 2020 are as follows:

Table 70: Future Lease Payments of Operating Lease Liabilities

In millions	December 31, 2020
2021	$364
2022	340
2023	309
2024	260
2025	217
2026 and thereafter	822
Total future lease payments	$2,312
Less: Interest	215
Present value of operating lease liabilities	$2,097

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 71: Premises, Equipment and Leasehold Improvements

In millions	December 31 2020	December 31 2019
Premises, equipment and leasehold improvements	$14,843	$14,681
Accumulated depreciation and amortization	(7,156)	(6,953)
Net book value	$7,687	$7,728

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

140    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Table 72: Depreciation and Amortization Expense

Year ended December 31 In millions	2020	2019	2018
Depreciation	$791	$778	$754
Amortization	115	109	78
Total depreciation and amortization	$906	$887	$832

NOTE 9 TIME DEPOSITS
Total time deposits of $19.7 billion at December 31, 2020 have future contractual maturities as follows:

Table 73: Time Deposits

In billions
2021	$17.5
2022	$1.1
2023	$0.4
2024	$0.3
2025	$0.2
2026 and thereafter	$0.2

NOTE 10 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $37.2 billion at December 31, 2020 (including adjustments related to accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 74: Borrowed Funds

In billions
2021	$7.9
2022	$8.1
2023	$3.9
2024	$3.2
2025	$2.5
2026 and thereafter	$11.6

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2020 and the carrying values as of December 31, 2020 and 2019.
Table 75: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2020	2020	2020	2019
Parent Company
Senior debt	2.20%-3.50%	2021-2030	$9,573	$8,843
Subordinated debt	3.90%	2024	805	$777
Junior subordinated debt	0.80%	2028	205	$205
Subtotal			10,583	$9,825
Bank
FHLB (a)	0.32%-0.59%	2021	3,500	$16,341
Senior debt	0.00%-3.50%	2021-2043	14,698	$20,167
Subordinated debt	2.70%-4.20%	2022-2029	5,393	$5,152
Subtotal			23,591	$41,660
Total			$34,174	$51,485
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 75, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $654 million and $57 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $485 million and $414 million, respectively, related to fair value accounting hedges as of December 31, 2020.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  141

Certain borrowings are reported at fair value, refer to Note 15 Fair Value for more information on those borrowings.
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
The obligations of The PNC Financial Services Group, Inc., as the parent of the Trust, when taken collectively, are the equivalent of a full and unconditional guarantee of the obligations of the Trust under the terms of the trust preferred securities. Such guarantee is subordinate in right of payment in the same manner as other junior subordinated debt. There are certain restrictions on our overall ability to obtain funds from our subsidiaries. For additional disclosure on these funding restrictions, see Note 20 Regulatory Matters.

We are subject to certain restrictions, including restrictions on dividend payments, in connection with the outstanding junior subordinated debentures. Generally, if (i) there is an event of default under the debentures, (ii) we elect to defer interest on the debentures, (iii) we exercise our right to defer payments on the related trust preferred securities, or (iv) there is a default under our guarantee of such payment obligations, subject to certain limited exceptions, we would be unable during the period of such default or deferral to make payments on our debt securities that rank equal or junior to the debentures as well as to make payments on our equity securities, including dividend payments.
NOTE 11 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2020 and 2019.

Table 76: Commitments to Extend Credit and Other Commitments

In millions	December 31 2020	December 31 2019
Commitments to extend credit
Total commercial lending	$153,089	$131,762
Home equity lines of credit	16,626	16,803
Credit card	31,019	30,862
Other	7,087	6,162
Total commitments to extend credit	207,821	185,589
Net outstanding standby letters of credit (a)	9,053	9,843
Reinsurance agreements (b)		1,393
Standby bond purchase agreements (c)	1,448	1,295
Other commitments (d)	2,046	1,498
Total commitments to extend credit and other commitments	$220,368	$199,618
(a)Net outstanding standby letters of credit include $3.8 billion and $4.1 billion at December 31, 2020 and 2019, which support remarketing programs.
(b)Represents aggregate maximum exposure up to the specified limits of the reinsurance contracts provided by our wholly-owned captive insurance subsidiary. These amounts reflect estimates based on availability of financial information from insurance carriers. As of December 31, 2020, the aggregate maximum exposure amount for reinsurance agreements was zero as all underlying insurance policies were cancelled and/or sold.
(c)We enter into standby bond purchase agreements to support municipal bond obligations.
(d)Includes $1.1 billion and $0.6 billion related to investments in qualified affordable housing projects at December 31, 2020 and 2019, respectively.

Commitments to Extend Credit
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee and generally contain termination clauses in the event the customer’s credit quality deteriorates.
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 96% of our net outstanding standby letters of credit were rated as Pass at December 31, 2020, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
142    The PNC Financial Services Group, Inc. – 2020 Form 10-K

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2020 had terms ranging from less than one year to six years.
As of December 31, 2020, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at December 31, 2020 and is included in Other liabilities on our Consolidated Balance Sheet.

NOTE 12 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 77: Preferred Stock - Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2020	2019
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P	$100,000	15	15
Series Q (a)	$100,000		5
Series R	$100,000	5	5
Series S	$100,000	5	5
Total issued and outstanding		36	41
(a)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  143

The following table discloses information related to the preferred stock outstanding as of December 31, 2020:
Table 78: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026
(a)Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board of Directors.
(b)Redeemable at our option on or after the date stated. With the exception of the Series B preferred stock, redeemable at our option within 90 days of a regulatory capital treatment event as defined in the designations.
(c)Cumulative preferred stock. Holders of Series B preferred stock are entitled to 8 votes per share, which is equal to the number of full shares of common stock into which the Series B preferred stock is convertible. The Series B preferred stock was issued in connection with the consolidation of Pittsburgh National Corporation and Provident National Corporation in 1983.
(d)Non-Cumulative preferred stock.

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

The following table provides the dividends per share for PNC's common and preferred stock:
Table 79: Dividends Per Share

December 31	2020	2019	2018
Common Stock	$4.60	$4.20	$3.40
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$6,750	$6,750	$6,750
Series P	$6,125	$6,125	$6,125
Series Q	$4,031	$5,375	$5,375
Series R	$4,850	$4,850	$4,850
Series S	$5,000	$5,000	$5,000

On January 5, 2021, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.15 per share payable on February 5, 2021.

144    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Other Shareholders’ Equity Matters
At December 31, 2020, we had reserved approximately 83 million common shares to be issued in connection with certain stock plans.

On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, which may be purchased on the open market or in privately negotiated transactions, effective July 1, 2019. In June 2019, we announced share repurchase programs of up to $4.3 billion for the four quarter period beginning with the third quarter of 2019, in accordance with PNC’s 2019 capital plan. In January 2020, we announced an increase to these programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic. We continued the suspension through the fourth quarter of 2020 with the exception of employee benefit-related purchases in the third quarter, consistent with the extension of the Federal Reserve’s special capital distribution restrictions. Under these program authorizations we repurchased 11.0 million shares in 2020 and 25.9 million shares in 2019. A maximum amount of 75.1 million shares remained available for repurchase under the new stock program authorization at December 31, 2020. In 2021, our plan is to refrain from share repurchases, excluding employee benefit-related purchases, during the period leading up to our pending BBVA transaction close date, expected to be mid-2021.

NOTE 13 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 80: Other Comprehensive Income (Loss)

	Year ended December 31
	2020			2019			2018
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Increase in net unrealized gains (losses) on securities	$2,113	$(485)	$1,628	$1,529	$(351)	$1,178	$(536)	$123	$(413)
Less: Net realized gains (losses) reclassified to earnings (a)	302	(69)	233	40	(9)	31	4	(1)	3
Net change	1,811	(416)	1,395	1,489	(342)	1,147	(540)	124	(416)
Cash flow hedge derivatives
Increase in net unrealized gains (losses) on cash flow hedge derivatives	918	(211)	707	334	(77)	257	(118)	27	(91)
Less: Net realized gains (losses) reclassified to earnings (a)	421	(97)	324	37	(9)	28	60	(14)	46
Net change	497	(114)	383	297	(68)	229	(178)	41	(137)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	82	(19)	63	158	(36)	122	16	(4)	12
Net change	82	(19)	63	158	(36)	122	16	(4)	12
Other
Net unrealized gains (losses) on other transactions	10	5	15	17	5	22	18	(17)	1
Net change	10	5	15	17	5	22	18	(17)	1
Total other comprehensive income (loss) from continuing operations	2,400	(544)	1,856	1,961	(441)	1,520	(684)	144	(540)
Total other comprehensive income (loss) from discontinued operations	148	(33)	115	5	(1)	4	(55)	12	(43)
Total other comprehensive income (loss)	$2,548	$(577)	$1,971	$1,966	$(442)	$1,524	$(739)	$156	$(583)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  145

Table 81: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Balance at December 31, 2017	$277	$151	$(446)	$(68)	$(86)	$(62)	$(148)
Cumulative effect of adopting ASU 2018-02 (a)	59	33	(96)	24	20	(14)	6
Balance at January 1, 2018	336	184	(542)	(44)	(66)	(76)	(142)
Net activity	(416)	(137)	12	1	(540)	(43)	(583)
Balance at December 31, 2018	$(80)	$47	$(530)	$(43)	$(606)	$(119)	$(725)
Net activity	1,147	229	122	22	1,520	4	1,524
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,395	383	63	15	1,856	115	1,971
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
(a)Represents the cumulative impact of adopting ASU 2018-02 which permits the reclassification to retained earnings of the income tax effects stranded within AOCI.

NOTE 14 EARNINGS PER SHARE
Table 82: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2020	2019	2018
Basic
Net income from continuing operations	$3,003	$4,591	$4,558
Less:
Net income attributable to noncontrolling interests	41	49	45
Preferred stock dividends	229	236	236
Preferred stock discount accretion and redemptions	4	4	4
Net income from continuing operations attributable to common shareholders	2,729	4,302	4,273
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	13	18	18
Net income from continuing operations attributable to basic common shareholders	$2,716	$4,284	$4,255
Net income from discontinued operations attributable to common shareholders	$4,555	$827	$788
Less: Undistributed earnings allocated to nonvested restricted shares	22	3	3
Net income from discontinued operations attributable to basic common shareholders	$4,533	$824	$785
Basic weighted-average common shares outstanding	427	447	467
Basic earnings per common share from continuing operations (a)	$6.37	$9.59	$9.11
Basic earnings per common share from discontinued operations (a)	$10.62	$1.84	$1.68
Basic earnings per common share (b)	$16.99	$11.43	$10.79
Diluted
Net income from continuing operations attributable to diluted common shareholders	$2,716	$4,284	$4,255
Net income from discontinued operations attributable to basic common shareholders	$4,533	$824	$785
Less: Impact of earnings per share dilution from discontinued operations	2	10	9
Net income from discontinued operations attributable to diluted common shareholders	$4,531	$814	$776
Basic weighted-average common shares outstanding	427	447	467
Dilutive potential common shares		1	3
Diluted weighted-average common shares outstanding	427	448	470
Diluted earnings per common share from continuing operations (a)	$6.36	$9.57	$9.06
Diluted earnings per common share from discontinued operations (a)	$10.60	$1.82	$1.65
Diluted earnings per common share (b)	$16.96	$11.39	$10.71
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).
(b)See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements of this Report for additional information on our policy for not allocating losses to participating securities.

146    The PNC Financial Services Group, Inc. – 2020 Form 10-K

NOTE 15 FAIR VALUE
Fair Value Measurement
We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. The three levels of the fair value hierarchy are:
•Level 1: Fair value is determined using a quoted price in an active market for identical assets or liabilities. Level 1 assets and liabilities may include debt securities, equity securities and listed derivative contracts that are traded in an active exchange market, and certain U.S. Treasury securities that are actively traded in over-the-counter markets.
•Level 2: Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. The majority of Level 2 assets and liabilities include debt securities and listed derivative contracts with quoted prices that are traded in markets that are not active, and certain debt and equity securities and over-the-counter derivative contracts whose fair value is determined using a pricing model without significant unobservable inputs.
•Level 3: Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models and discounted cash flow methodologies, or similar techniques for which the significant valuation inputs are not observable and the determination of fair value requires significant management judgment or estimation.
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
Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. Assets and liabilities classified within Level 3 inherently require the use of various assumptions, estimates and judgments when measuring their fair value. As observable market activity is commonly not available to use when estimating the fair value of Level 3 assets and liabilities, we must estimate fair value using various modeling techniques. These techniques include the use of a variety of inputs/assumptions including credit quality, liquidity, interest rates or other relevant inputs across the entire population of our Level 3 assets and liabilities. Changes in the significant underlying factors or assumptions (either an increase or a decrease) in any of these areas underlying our estimates may have resulted in a significant increase/decrease in the Level 3 fair value measurement of a particular asset and/or liability from period to period.
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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  147

Valuation assumptions may include observable inputs based on the benchmark interest rate swap curve, whole loan sales and agency sales transactions. The significant unobservable input for commercial mortgage loans held for sale, excluding those to be sold to agencies, is management’s assumption of the spread applied to the benchmark rate. The spread over the benchmark curve includes management’s assumptions of the impact of credit and liquidity risk. Significant increases (decreases) in the spread applied to the benchmark would have resulted in a significantly lower (higher) asset value. The wide range of the spread over the benchmark curve is due to the varying risk and underlying property characteristics within our portfolio. Based on the significance of the unobservable input we classified this portfolio as Level 3.

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
In certain cases where there is limited activity or less transparency around the inputs to the valuation, securities are classified within Level 3 of the hierarchy. Securities classified as Level 3 consist primarily of non-agency residential mortgage-backed and asset-backed securities collateralized by first- and second-lien residential mortgage loans. Fair value for these securities is primarily estimated using pricing obtained from third-party vendors. In some cases, fair value is estimated using a dealer quote, by reference to prices of securities of a similar vintage and collateral type or by reference to recent sales of similar securities. Market activity for these security types is limited with little price transparency. As a result, these securities are generally valued by the third-party vendor using a discounted cash flow approach that incorporates significant unobservable inputs and observable market activity where available. Significant inputs to the valuation include prepayment projections and credit loss assumptions (default rate and loss severity) and discount rates that are deemed representative of current market conditions. Significant increases (decreases) in any of those assumptions in isolation would have resulted in a significantly lower (higher) fair value measurement.
Certain infrequently traded debt securities within Other debt securities available for sale and Trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could have resulted in a significantly lower (higher) fair value estimate.
Loans
Loans accounted for at fair value consist primarily of residential mortgage loans. These loans are generally valued similarly to residential mortgage loans held for sale and are classified as Level 2. However, similar to residential mortgage loans held for sale, if these loans are repurchased and unsalable, they are classified as Level 3. In addition, repurchased VA loans, where only a portion of the principal will be reimbursed, are classified as Level 3. The fair value is determined using a discounted cash flow calculation based on our historical loss rate. We have elected to account for certain home equity lines of credit at fair value. These loans are classified as
148    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Level 3. Significant inputs to the valuation of these loans include credit and liquidity discount, cumulative default rate, loss severity and gross discount rate and are deemed representative of current market conditions. Significant increases (decreases) in any of these assumptions would have resulted in a significantly lower (higher) fair value measurement.
Equity Investments
Equity investments includes money market mutual funds as well as direct and indirect private equity investments. Money market mutual funds are valued based on quoted prices in active markets for identical securities and classified within Level 1 of the hierarchy. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Various valuation techniques are used for direct investments, including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. Significant decreases (increases) in the multiple of earnings could have resulted in a significantly lower (higher) fair value measurement. Direct equity investments are classified as Level 3.
Indirect investments are not redeemable; however, we receive distributions over the life of the partnerships from liquidation of the underlying investments by the investee, which we expect to occur over the next 10 years. We value indirect investments in private equity funds using the net asset value (NAV) practical expedient as provided in the financial statements that we receive from fund managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. Indirect investments valued using NAV are not classified in the fair value hierarchy.
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
Due to the nature of the unobservable valuation inputs, residential MSRs are classified as Level 3. The significant unobservable inputs used in the fair value measurement of residential MSRs are constant prepayment rates and spread over the benchmark curve. Significant increases (decreases) in prepayment rates and spread over the benchmark curve would have resulted in lower (higher) fair market value of residential MSRs.
Commercial MSRs
The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions such as constant prepayment rates, discount rates and other factors. Due to the nature of the unobservable valuation inputs and the limited availability of market pricing, commercial MSRs are classified as Level 3. Significant increases (decreases) in constant prepayment rates and discount rates would have resulted in significantly lower (higher) commercial MSR value determined based on current market conditions and expectations.
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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  149

related to these interest rate contract financial derivatives as of December 31, 2020 and 2019 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 of this Note 15.
In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of the shares to retain any future risk of decreases in the conversion rate of Class B common shares to Class A common shares resulting from increases in the escrow funded by Visa to pay for the costs of resolution of specified litigation (see Note 21 Legal Proceedings). These swaps also require PNC to make periodic payments based on the market price of the Class A common shares at a fixed rate of interest (in certain cases subject to step-up provisions) until the Visa litigation is resolved. An increase in the estimated length of litigation resolution date, a decrease in the estimated conversion rate, or an increase in the estimated growth rate of the Class A share price would have had a negative impact on the fair value of the swaps and vice versa.
The fair values of our derivatives include a credit valuation adjustment to reflect our own and our counterparties’ nonperformance risk. Our credit valuation adjustment is computed using credit default swap spreads, in conjunction with internal historical recovery observations.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 15.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 85 in this Note 15.

150    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 83: Fair Value Measurements – Recurring Basis Summary

	December 31, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$691	$163	$854		$817	$2	$819
Commercial mortgage loans held for sale		305	57	362		182	64	246
Securities available for sale
U.S. Treasury and government agencies	$16,675	4,036		20,711	$16,236	280		16,516
Residential mortgage-backed
Agency		48,911		48,911		36,321		36,321
Non-agency		136	1,365	1,501		73	1,741	1,814
Commercial mortgage-backed
Agency		2,688		2,688		3,118		3,118
Non-agency		3,678	11	3,689		3,372		3,372
Asset-backed		4,951	199	5,150		4,874	240	5,114
Other		4,636	72	4,708		2,834	74	2,908
Total securities available for sale	16,675	69,036	1,647	87,358	16,236	50,872	2,055	69,163
Loans		718	647	1,365		442	300	742
Equity investments (a)	1,070		1,263	2,629	855		1,276	2,421
Residential mortgage servicing rights			673	673			995	995
Commercial mortgage servicing rights			569	569			649	649
Trading securities (b)	548	1,690		2,238	433	2,787		3,220
Financial derivatives (b) (c)		6,415	118	6,533		3,448	54	3,502
Other assets	373	81		454	339	131		470
Total assets (d)	$18,666	$78,936	$5,137	$103,035	$17,863	$58,679	$5,395	$82,227
Liabilities
Other borrowed funds	$661	$44	$2	$707	$385	$126	$7	$518
Financial derivatives (c) (e)		2,483	273	2,756		1,819	200	2,019
Other liabilities			43	43			137	137
Total liabilities (f)	$661	$2,527	$318	$3,506	$385	$1,945	$344	$2,674
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2020 and 2019 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 16 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 22% and 20% at December 31, 2020 and 2019, respectively. Level 3 assets as a percentage of total assets at fair value was 5% and 7% as of December 31, 2020 and 2019, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2020 and 2019.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both December 31, 2020 and 2019. Level 3 liabilities as a percentage of total liabilities at fair value was 9% and 13% as of December 31, 2020 and 2019, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2020 and 2019.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  151

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2020 and 2019 follow:

Table 84: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings		Included in Other comprehensive income (b)	Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2020
Assets
Residential mortgage loans held for sale	$2	$(1)			$124	$(13)		$(21)		$93	$(21)	(e)	$163	$(1)
Commercial mortgage loans held for sale	64	(2)						(5)					57	(2)
Securities available for sale
Residential mortgage- backed non-agency	1,741	53		$(75)				(354)					1,365
Commercial mortgage- backed non-agency				(8)						19			11
Asset-backed	240	6		(7)				(40)					199
Other	74	1		(4)	4			(3)					72
Total securities available for sale	2,055	60		(94)	4			(397)		19			1,647
Loans	300	28			161	(39)		280	(d)		(83)	(e)	647	28
Equity investments	1,276	(63)			229	(179)							1,263	(69)
Residential mortgage servicing rights	995	(377)			208		$45	(198)					673	(377)
Commercial mortgage servicing rights	649	(109)			44		100	(115)					569	(109)
Financial derivatives	54	209			11			(156)					118	229
Total assets	$5,395	$(255)		$(94)	$781	$(231)	$145	$(612)		$112	$(104)		$5,137	$(301)
Liabilities
Other borrowed funds	$7						$28	$(33)					$2
Financial derivatives	200	$189				$4		(120)					273	$186
Other liabilities	137	17					96	(207)					43	1
Total liabilities	$344	$206				$4	$124	$(360)					$318	$187
Net gains (losses)		$(461)	(f)											$(488)	(g)
152    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Year Ended December 31, 2019

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at December 31, 2019 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2018	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2019
Assets
Residential mortgage loans held for sale	$2				$5	$(2)		$(2)	$16	$(17)	(e)	$2
Commercial mortgage loans held for sale	87	$1						(24)				64	$1
Securities available for sale
Residential mortgage- backed non-agency	2,128	73		$15				(475)				1,741
Asset-backed	274	6		3				(43)				240
Other	84	1		(6)	9	(3)		(11)				74
Total securities available for sale	2,486	80		12	9	(3)		(529)				2,055
Loans	272	13			142	(42)		(54)		(31)	(e)	300	7
Equity investments	1,255	262			374	(615)						1,276	57
Residential mortgage servicing rights	1,257	(250)			114		$36	(162)				995	(235)
Commercial mortgage servicing rights	726	(87)			103		53	(146)				649	(87)
Trading securities	2							(2)
Financial derivatives	25	70			22			(63)				54	94
Other assets	45							(45)
Total assets	$6,157	$89		$12	$769	$(662)	$89	$(1,027)	$16	$(48)		$5,395	$(163)
Liabilities
Other borrowed funds	$7						$52	$(52)				$7
Financial derivatives	268	$101				$10		(179)				200	$112
Other liabilities	58	68			$16	2	81	(88)				137	49
Total liabilities	$333	$169			$16	$12	$133	$(319)				$344	$161
Net gains (losses)		$(80)	(f)										$(324)	(g)
(a)Losses for assets are bracketed while losses for liabilities are not.
(b)The difference in unrealized gains and losses for the period included in Other comprehensive income and changes in unrealized gains and losses for the period included in Other comprehensive income for securities available for sale held at the end of the reporting period were not significant.
(c)The amount of the total gains or losses for the period included in earnings that is attributable to the change in unrealized gains or losses related to those assets and liabilities held at the end of the reporting period.
(d)Upon adoption of ASU 2016-13 - Credit Losses, we discontinued the accounting for purchased impaired loans and elected the one-time fair value option election for some of these loans and certain nonperforming loans.
(e)Residential mortgage loan transfers out of Level 3 are primarily driven by residential mortgage loans transferring to OREO as well as reclassification of mortgage loans held for sale to held for investment.
(f)Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.
(g)Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.
An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  153

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 85: Fair Value Measurements – Recurring Quantitative Information
December 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Commercial mortgage loans held for sale	$57	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 5,275bps (3,406bps)
Residential mortgage-backed non-agency securities	1,365	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.8%)
			Spread over the benchmark curve (b)	242bps weighted-average
Asset-backed securities	199	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.4%)
			Constant default rate	1.0% - 6.0% (3.3%)
			Loss severity	30.0% - 100.0% (58.1%)
			Spread over the benchmark curve (b)	291bps weighted-average
Loans - Residential real estate	434	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.2%)
			Discount rate	4.8% - 6.8% (5.1%)
	132	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	21	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (88.5%)
			Loss severity	0.0% - 98.4% (33.3%)
			Discount rate	4.8% - 6.8% (6.3%)
	60	Consensus pricing (c)	Credit and liquidity discount	17.5% - 97.0% (57.7%)
Equity investments	1,263	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.7x)
Residential mortgage servicing rights	673	Discounted cash flow	Constant prepayment rate	0.0% - 77.5% (21.1%)
			Spread over the benchmark curve (b)	325bps - 2,783bps (922bps)
Commercial mortgage servicing rights	569	Discounted cash flow	Constant prepayment rate	4.0% - 16.1% (4.9%)
			Discount rate	4.7% - 7.8% (7.3%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(252)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	298
Total Level 3 assets, net of liabilities (e)	$4,819

154    The PNC Financial Services Group, Inc. – 2020 Form 10-K

December 31, 2019

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (a)
Commercial mortgage loans held for sale	$64	Discounted cash flow	Spread over the benchmark curve (b)	530bps - 2,935bps (1,889bps)
Residential mortgage-backed non-agency securities	1,741	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 36.2% (9.9%)
			Constant default rate	0.0% - 14.1% (4.3%)
			Loss severity	26.6% - 95.7% (51.9%)
			Spread over the benchmark curve (b)	188bps weighted-average
Asset-backed securities	240	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.5%)
			Constant default rate	1.0% - 7.2% (3.4%)
			Loss severity	30.0% - 100.0% (57.6%)
			Spread over the benchmark curve (b)	215bps weighted-average
Loans	184	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (76.7%)
			Loss severity	0.0% - 100.0% (14.5%)
			Discount rate	5.0% - 8.0% (5.2%)
	72	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	4.8% weighted-average
	44	Consensus pricing (c)	Credit and liquidity discount	0.0% - 99.0% (63.4%)
Equity investments	1,276	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.5x (8.5x)
Residential mortgage servicing rights	995	Discounted cash flow	Constant prepayment rate	0.0% - 53.8% (13.5%)
			Spread over the benchmark curve (b)	320bps - 1,435bps (769bps)
Commercial mortgage servicing rights	649	Discounted cash flow	Constant prepayment rate	3.5% - 18.1% (4.6%)
			Discount rate	5.6% - 8.1% (7.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(176)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q1 2021
Insignificant Level 3 assets, net of liabilities (d)	(38)
Total Level 3 assets, net of liabilities (e)	$5,051
(a)Unobservable inputs were weighted by the relative fair value of the instruments.
(b)The assumed yield spread over the benchmark curve for each instrument is generally intended to incorporate non-interest rate risks, such as credit and liquidity risks.
(c)Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(d)Represents the aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis that are individually and in the aggregate insignificant. The amount includes certain financial derivative assets and liabilities, trading securities, other securities, residential mortgage loans held for sale, other assets, other borrowed funds and other liabilities.
(e)Consisted of total Level 3 assets of $5.1 billion and total Level 3 liabilities of $0.3 billion as of December 31, 2020 and $5.4 billion and $0.3 billion as of December 31, 2019, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 86.
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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  155

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

Assets measured at fair value on a nonrecurring basis follow:
Table 86: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2020	2019	2020	2019	2018
Assets
Nonaccrual loans	$332	$136	$(111)	$(76)	$(28)
OREO and foreclosed assets	18	57	(2)	(5)	(7)
Long-lived assets	20	5	(27)	(3)	(4)
Total assets	$370	$198	$(140)	$(84)	$(39)
(a)All Level 3 for the periods presented.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option
We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, refer to the Fair Value Measurement section of this Note 15. These financial instruments are initially measured at fair value. Gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings.
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
Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow:
Table 87: Fair Value Option – Fair Value and Principal Balances

	December 31, 2020			December 31, 2019
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$831	$793	$38	$813	$792	$21
Accruing loans 90 days or more past due	4	4		2	2
Nonaccrual loans	20	24	(4)	4	4
Total	$855	$821	$34	$819	$798	$21
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$357	$370	$(13)	$245	$263	$(18)
Nonaccrual loans	5	6	(1)	1	2	(1)
Total	$362	$376	$(14)	$246	$265	$(19)
Loans
Accruing loans less than 90 days past due	$519	$530	$(11)	$291	$304	$(13)
Accruing loans 90 days or more past due	283	295	(12)	285	296	(11)
Nonaccrual loans	563	820	(257)	166	265	(99)
Total	$1,365	$1,645	$(280)	$742	$865	$(123)
Other assets	$81	$69	$12	$132	$125	$7
Liabilities
Other borrowed funds	$32	$33	$(1)	$63	$64	$(1)
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2020 or December 31, 2019.

156    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The changes in fair value for items for which we elected the fair value option are as follows:

Table 88: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2020	2019	2018
Assets
Residential mortgage loans held for sale	$198	$84	$38
Commercial mortgage loans held for sale	$128	$61	$67
Loans	$44	$23	$24
Other assets	$(3)	$40	$(40)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

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
Securities Held to Maturity
We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Refer to the Fair Value Measurement section of this Note 15 for additional information relating to our pricing processes and procedures.
Net Loans
Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. Nonaccrual loans are valued at their estimated recovery value. Loans are presented net of the ALLL.
Other Assets
Other assets includes accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock. The aggregate carrying value of our FHLB and FRB stock was $1.1 billion and $1.6 billion at December 31, 2020 and 2019, respectively, which approximated fair value at each date.
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
Unfunded Lending Related Commitments and Letters of Credit
The fair value of unfunded lending related commitments and letters of credit is determined from a market participant’s view including the impact of changes in interest rates and credit. We establish a liability on these facilities related to the creditworthiness of our counterparty.
Other Liabilities
Other liabilities includes interest-bearing cash collateral held related to derivatives and other accrued liabilities. Due to its short-term nature, the carrying value of Other liabilities reported on our Consolidated Balance Sheet approximates fair value.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  157

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2020 and 2019 are as follows:

Table 89: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and due from banks	$7,017	$7,017	$7,017
Interest-earning deposits with banks	85,173	85,173		$85,173
Securities held to maturity	1,445	1,604	920	489	$195
Net loans (excludes leases)	228,788	233,688			233,688
Other assets	3,601	3,600		3,559	41
Total assets	$326,024	$331,082	$7,937	$89,221	$233,924
Liabilities
Time deposits	$19,692	$19,662		$19,662
Borrowed funds	36,488	37,192		35,571	$1,621
Unfunded lending related commitments	584	584			584
Other liabilities	413	413		413
Total liabilities	$57,177	$57,851		$55,646	$2,205
December 31, 2019
Assets
Cash and due from banks	$5,061	$5,061	$5,061
Interest-earning deposits with banks	23,413	23,413		$23,413
Securities held to maturity	17,661	18,044	832	17,039	$173
Net loans (excludes leases)	229,205	232,670			232,670
Other assets	5,700	5,700		5,692	8
Total assets	$281,040	$284,888	$5,893	$46,144	$232,851
Liabilities
Time deposits	$21,663	$21,425		$21,425
Borrowed funds	59,745	60,399		58,622	$1,777
Unfunded lending related commitments	318	318			318
Other liabilities	506	506		506
Total liabilities	$82,232	$82,648		$80,553	$2,095

The aggregate fair values in Table 89 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 83),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•mortgage servicing rights (MSRs),
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trademarks and brand names,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.

158    The PNC Financial Services Group, Inc. – 2020 Form 10-K

NOTE 16 FINANCIAL DERIVATIVES

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

Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate, security price, credit spread or other index. Residential and commercial real estate loan commitments associated with loans to be sold also qualify as derivative instruments.

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us:

Table 90: Total Gross Derivatives (a)

	December 31, 2020			December 31, 2019
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$24,153			$30,663
Cash flow hedges	22,875	$14		23,642	$6
Foreign exchange contracts:
Net investment hedges	1,075		$22	1,102		$6
Total derivatives designated for hedging	$48,103	$14	$22	$55,407	$6	$6
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$50,511			$52,007	$1
Futures (f)	2,841			3,487
Mortgage-backed commitments	11,288	$147	$77	7,738	60	$44
Other	1,831	11	2	3,134	32	23
Total interest rate contracts	66,471	158	79	66,366	93	67
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	280,125	5,475	1,601	249,075	2,769	1,187
Futures (f)	1,235			703
Mortgage-backed commitments	4,178	11	14	3,721	2	6
Other	20,125	193	88	21,379	113	33
Total interest rate contracts	305,663	5,679	1,703	274,878	2,884	1,226
Commodity contracts:
Swaps	6,149	350	323	5,204	234	229
Other	2,770	61	61	4,203	72	72
Total commodity contracts	8,919	411	384	9,407	306	301
Foreign exchange contracts and other	26,620	267	243	27,120	204	162
Total derivatives for customer-related activities	341,202	6,357	2,330	311,405	3,394	1,689
Derivatives used for other risk management activities:
Foreign exchange contracts and other	10,931	4	325	10,201	9	257
Total derivatives not designated for hedging	$418,604	$6,519	$2,734	$387,972	$3,496	$2,013
Total gross derivatives	$466,707	$6,533	$2,756	$443,379	$3,502	$2,019
Less: Impact of legally enforceable master netting agreements		720	720		690	690
Less: Cash collateral received/paid		1,434	1,452		616	790
Total derivatives		$4,379	$584		$2,196	$539
(a)Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.
(b)Included in Other assets on our Consolidated Balance Sheet.
(c)Included in Other liabilities on our Consolidated Balance Sheet.
(d)Represents primarily swaps.
(e)Includes both residential and commercial mortgage banking activities.
(f)Futures contracts are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  159

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting, Counterparty Credit Risk, and Contingent Features section of this Note 16. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies.

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

In the 12 months that follow December 31, 2020, we expect to reclassify net derivative gains of $276 million pretax, or $213 million after-tax, from AOCI to interest income for both cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2020. As of December 31, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.
160    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 91: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2020
Total amounts on the Consolidated Income Statement	$8,927	$2,041	$718	$1,364
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$208	$(1,059)
Derivatives		$(202)	$959
Amounts related to interest settlements on derivatives		$(9)	$480
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$375	$40		$6
Year ended December 31, 2019
Total amounts on the Consolidated Income Statement	$10,525	$2,426	$1,811	$1,473
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$187	$(808)
Derivatives		$(178)	$659
Amounts related to interest settlements on derivatives		$13	$79
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$9	$9		$19
Year ended December 31, 2018
Total amounts on the Consolidated Income Statement	$9,580	$2,261	$1,632	$1,205
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(53)	$151
Derivatives		$60	$(262)
Amounts related to interest settlements on derivatives		$3	$80
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$41	$11		$8
(a)For all periods presented, there were no components of derivative gains or losses excluded from the assessment of hedge effectiveness for any of the fair value or cash flow hedge strategies.
(b)All cash flow and fair value hedge derivatives were interest rate contracts for the periods presented.
(c)Includes an insignificant amount of fair value hedge adjustments related to discontinued hedge relationships.
(d)For all periods presented, there were no gains or losses from cash flow hedge derivatives reclassified to income because it became probable that the original forecasted transaction would not occur.
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 92: Hedged Items - Fair Value Hedges

	December 31, 2020		December 31, 2019
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,785	$30	$5,666	$59
Borrowed funds	$25,797	$1,611	$28,616	$548
(a)Includes $(0.1) billion and $(0.3) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at December 31, 2020 and 2019, respectively.
(b)Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(24) million at both 2020 and 2019 and $76 million in 2018.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  161

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

Commercial mortgage loans held for sale and the related loan commitments, which are considered derivatives, are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk include forward loan sale contracts and interest rate swaps. Gains and losses on the commitments, loans and derivatives are included in Other noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate futures, swaps and options. Gains or losses on these derivatives are included in Corporate services noninterest income.

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The notional amount of risk participation agreements sold was $7.0 billion at December 31, 2020 and $8.0 billion at December 31, 2019. Assuming all underlying third party customers referenced in the swap contracts defaulted, the exposure from these agreements would be $0.5 billion at December 31, 2020 and $0.3 billion at December 31, 2019 based on the fair value of the underlying swaps.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 93: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2020	2019	2018
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$792	$405	$(56)
Derivatives used for customer-related activities:
Interest rate contracts	210	125	99
Foreign exchange contracts and other	156	114	104
Gains (losses) from customer-related activities (b)	366	239	203
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(338)	(137)	268
Total gains (losses) from derivatives not designated as hedging instruments	$820	$507	$415
(a)Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.
(b)Included in Other noninterest income on our Consolidated Income Statement.

162    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Table 94 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2020 and 2019. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 94 includes over-the-counter (OTC) derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  163

Table 94: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	5,803	$430	$1,426	3,947		$531	3,416
Commodity contracts	411	209	4	198			198
Foreign exchange and other contracts	271	81	4	186		1	185
Total derivative assets	$6,533	$720	$1,434	$4,379	(a)	$532	$3,847
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$42			$42			$42
Over-the-counter	1,740	$462	$1,179	99			99
Commodity contracts	384	182	103	99			99
Foreign exchange and other contracts	590	76	170	344			344
Total derivative liabilities	$2,756	$720	$1,452	$584	(b)		$584
December 31, 2019
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	2,969	$365	$593	2,011		$215	1,796
Commodity contracts	306	198	18	90			90
Foreign exchange and other contracts	213	127	5	81			81
Total derivative assets	$3,502	$690	$616	$2,196	(a)	$215	$1,981
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$14			$14			$14
Over-the-counter	1,279	$475	$692	112			112
Commodity contracts	301	152	17	132			132
Foreign exchange and other contracts	425	63	81	281			281
Total derivative liabilities	$2,019	$690	$790	$539	(b)		$539
(a)Represents the net amount of derivative assets included in Other assets on our Consolidated Balance Sheet.
(b)Represents the net amount of derivative liabilities included in Other liabilities on our Consolidated Balance Sheet.
In addition to using master netting agreements and other collateral agreements to reduce credit risk associated with derivative instruments, we also seek to manage credit risk by evaluating credit ratings of counterparties and by using internal credit analysis, limits, and monitoring procedures.

At December 31, 2020, we held cash, U.S. government securities and mortgage-backed securities totaling $2.3 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $1.9 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2020 was $1.6 billion for which we had posted collateral of $1.4 billion in the normal course of business. The maximum additional amount of collateral we would have been required
164    The PNC Financial Services Group, Inc. – 2020 Form 10-K

to post if the credit-risk related contingent features underlying these agreements had been triggered on December 31, 2020 would be $0.2 billion.

NOTE 17 EMPLOYEE BENEFIT PLANS
Pension and Postretirement Plans
We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at the level earned to that point. Earnings credits for all employees who became participants on or after January 1, 2010 are a flat 3% of eligible compensation. All plan participants earn interest credits on their cash balances based on 30-year Treasury securities rates with those who were participants at December 31, 2009 earning a minimum rate. New participants on or after January 1, 2010 are not subject to the minimum rate. Beginning in 2018, the plan provides for a minimum annual earnings credit amount of $2,000, subject to eligibility criteria. Pension contributions to the plan are typically based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Assets of the qualified pension plan are held in a separate Trust.

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC and, in the case of the postretirement benefit plans, participant contributions cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy. PNC has established a VEBA to partially fund postretirement medical and life insurance benefit obligations.
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
A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension plan follows:
The PNC Financial Services Group, Inc. – 2020 Form 10-K  165

Table 95: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation at December 31	$5,117	$4,740	$258	$259
Projected benefit obligation at January 1	$4,887	$4,355	$265	$258	$333	$322
Service cost	122	115	3	3	4	4
Interest cost	160	186	8	10	11	13
Amendments		21
Actuarial (gains)/losses and changes in assumptions	306	498	17	25	11	18
Participant contributions					3	3
Benefits paid	(301)	(288)	(30)	(31)	(25)	(27)
Projected benefit obligation at December 31	$5,174	$4,887	$263	$265	$337	$333
Fair value of plan assets at January 1	$5,654	$4,963			$247	$232
Actual return on plan assets	720	979			14	15
Employer contribution			$30	$31	23	24
Participant contributions					3	3
Benefits paid	(301)	(288)	(30)	(31)	(25)	(27)
Fair value of plan assets at December 31	$6,073	$5,654			$262	$247
Funded status	$899	$767	$(263)	$(265)	$(75)	$(86)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$899	$767
Current liability			$(25)	$(26)	$(2)	$(2)
Noncurrent liability			(238)	(239)	(73)	(84)
Net amount recognized on the consolidated balance sheet	$899	$767	$(263)	$(265)	$(75)	$(86)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$25	$29			$2	$2
Net actuarial loss (gain)	299	411	$90	$78	4	1
Amount of loss (gain) recognized in AOCI	$324	$440	$90	$78	$6	$3
(a)The actuarial (gains)/losses and changes in assumptions in 2020 and 2019 were primarily related to a change in the discount rate used to measure the projected benefit obligation.
PNC Pension Plan Assets
The long-term investment strategy for pension plan assets in our qualified pension plan (the Plan) is to:
•Meet present and future benefit obligations to all participants and beneficiaries;
•Cover reasonable expenses incurred to provide such benefits, including expenses incurred in the administration of the Trust and the Plan;
•Provide sufficient liquidity to meet benefit and expense payment requirements on a timely basis; and
•Provide a total return that, over the long term, maximizes the ratio of trust assets to liabilities by maximizing investment return, at an appropriate level of risk.
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

166    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The asset strategy allocations for the Plan at the end of 2020 and 2019, and the target allocation range at the end of 2020, by asset category, are as follows.
Table 96: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2020	2019
Asset Category
Domestic Equity	15 – 40%	23%	27%
International Equity	10 – 25%	18%	17%
Private Equity	0 – 15%	10%	10%
Total Equity	30 – 70%	51%	54%
Domestic Fixed Income	10 – 40%	25%	23%
High Yield Fixed Income	0 – 25%	8%	8%
Total Fixed Income	10 – 65%	33%	31%
Real estate	0 – 10%	5%	5%
Other	0 – 20%	11%	10%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2020 for equity securities, fixed income securities, real estate and all other assets are 61%, 21%, 5% and 13%, respectively.
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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  167

Fair Value Measurements
As further described in Note 15 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2020 and 2019 follows:

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

Investments measured at NAV Collective trust fund investments Limited partnerships
• Collective trust fund investments - Valued based upon the units of such collective trust fund held by the Plan at year end multiplied by the respective unit value. The unit value of the collective trust fund is based upon significant observable inputs, although it is not based upon quoted prices in an active market. The underlying investments of the collective trust funds consist primarily of equity securities, debt obligations, short-term investments, and other marketable securities. Due to the nature of these securities, there are no unfunded commitments or redemption restrictions.
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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2020 and 2019.
Table 97: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest bearing cash						$1		$1
Money market funds	$572			$572	$456			456
U.S. government and agency securities	446	$126		572	582	135	$1	718
Corporate debt		730	$3	733		660	3	663
Common stock	738		1	739	620	1	4	625
Mutual funds		290		290		253		253
Other	1	214		215		126		126
Investments measured at net asset value (a)				2,952				2,812
Total	$1,757	$1,360	$4	$6,073	$1,658	$1,176	$8	$5,654
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
168    The PNC Financial Services Group, Inc. – 2020 Form 10-K

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 98: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2021 employer contributions		$25	$24
Estimated future benefit payments
2021	$292	$25	$24
2022	$304	$22	$23
2023	$317	$22	$23
2024	$306	$21	$23
2025	$303	$20	$22
2026-2030	$1,476	$89	$104

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2021 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost/(income) and other amounts recognized in OCI were as follows:

Table 99: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2020	2019 (b)	2018	2020	2019	2018	2020	2019	2018
Net periodic cost consists of:
Service cost	$122	$115	$116	$3	$3	$3	$4	$4	$5
Interest cost	160	186	171	8	10	9	11	13	12
Expected return on plan assets	(302)	(288)	(306)				(6)	(5)	(6)
Amortization of prior service cost/(credit)	4	4	1
Amortization of actuarial (gain)/loss		4		5	4	5
Net periodic cost (benefit)	$(16)	$21	$(18)	$16	$17	$17	$9	$12	$11
Other changes in plan assets and benefit obligations recognized in OCI:
Current year prior service cost/(credit)		21
Amortization of prior service (cost)/credit	(4)	(4)	(1)
Current year actuarial loss/(gain)	(112)	(193)	75	17	25	(16)	3	9	(25)
Amortization of actuarial gain/(loss)		(4)		(5)	(4)	(5)
Total recognized in OCI	$(116)	$(180)	$74	$12	$21	$(21)	$3	$9	$(25)
Total amounts recognized in net periodic cost and OCI	$(132)	$(159)	$56	$28	$38	$(4)	$12	$21	$(14)
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.
(b)    Includes the effects of the qualified pension plan remeasurement as of January 31, 2019 as a result of a plan amendment.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  169

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 99 were as follows:
Table 100: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2020	2019	2018
Discount rate
Qualified pension (a)	3.30%	4.30%	3.60%
Nonqualified pension	3.05%	4.15%	3.45%
Postretirement benefits	3.20%	4.20%	3.55%
Rate of compensation increase (average) (b)	4.25%	3.50%	3.50%
Interest crediting rate (average)
Qualified Pension	3.85%	3.95%	3.90%
Nonqualified pension	4.15%	4.20%	4.20%
Postretirement benefits	2.05%	3.05%	2.35%
Assumed health care cost trend rate (c)
Initial trend	6.25%	6.50%	6.75%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2025	2025	2025
Expected long-term return on plan assets (b)	5.50%	5.75%	6.00%
(a)The 2019 qualified pension discount rate was 4.15% at the time of remeasurement on January 31, 2019 as a result of a plan amendment.
(b)Rate disclosed is for the qualified pension plan.
(c)Rate is applicable only to the postretirement benefit plan.

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 101: Other Pension Assumptions

Year ended December 31	2020	2019
Discount rate
Qualified pension	2.55%	3.30%
Nonqualified pension	2.10%	3.05%
Postretirement benefits	2.40%	3.20%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	3.70%	3.85%
Nonqualified pension	4.00%	4.15%
Postretirement benefits	1.30%	2.05%
Assumed health care cost trend rate (b)
Initial trend	6.00%	6.25%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2025	2025

(a)Rate disclosed is for the qualified pension plan.
(b)Rate is applicable only to the postretirement benefit plans.
The discount rates are determined independently for each plan by comparing the expected future benefits that will be paid under each plan with yields available on high quality corporate bonds of similar duration. For this analysis, 10% of bonds with the highest yields and 40% with the lowest yields were removed from the bond universe.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2020 was 5.50%. We are reducing our expected long-term return on assets to 4.55% for determining pension cost for 2021. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
170    The PNC Financial Services Group, Inc. – 2020 Form 10-K

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2020 and to be recognized in 2021 for each of the qualified pension, nonqualified pension and postretirement benefit plans.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $147 million in 2020, $139 million in 2019 and $139 million in 2018, representing cash contributed to the ISP by PNC.
The ISP is a 401(k) Plan and includes an employee stock ownership feature. Employee contributions are invested in a number of investment options, including pre-mixed portfolios and individual core funds, available under the ISP at the direction of the employee.
NOTE 18 STOCK BASED COMPENSATION PLANS

We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, incentive shares/performance units, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of each year.

Incentive/Performance Share Unit Awards and Restricted Share Unit Awards

The fair value of nonvested incentive/performance share unit awards and restricted share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant with a reduction for estimated forfeitures. The value of certain incentive/performance unit awards is subsequently remeasured based on the achievement of one or more financial and other performance goals. Additionally, certain incentive/performance unit awards could require subsequent adjustment due to certain discretionary risk review triggers.
The weighted-average grant date fair value of incentive/performance share unit awards and restricted share unit awards granted in 2020, 2019 and 2018 was $150.23, $117.53 and $149.38 per share, respectively. The total intrinsic value of incentive/performance share unit awards and restricted share unit awards vested during 2020, 2019 and 2018 was approximately $213 million, $218 million and $254 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested incentive/performance share unit and restricted share unit awards follows:
Table 102: Nonvested Incentive/Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Incentive/Performance Units Shares	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2019	844	$116.00	3,305	$128.29
Granted (a)	183	$147.60	1,268	$150.61
Vested/Released (a)	(363)	$106.17	(1,053)	$123.58
Forfeitures			(63)	$138.41
December 31, 2020	664	$130.08	3,457	$137.73
(a)Includes adjustments for achieving specific performance goals for Incentive/Performance Unit Share Awards granted in prior periods.
In Table 102, the units and related weighted-average grant date fair value of the incentive/performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  171

NOTE 19 INCOME TAXES
The components of income tax expense from continuing operations are as follows:

Table 103: Components of Income Tax Expense

Year ended December 31 In millions	2020	2019	2018
Current
Federal	$669	$570	$739
State	158	152	178
Total current	$827	$722	$917
Deferred
Federal	(373)	187	13
State	(28)	(8)	(2)
Total deferred	$(401)	$179	$11
Total	$426	$901	$928

Significant components of deferred tax assets and liabilities are as follows:

Table 104: Deferred Tax Assets and Liabilities

December 31 – in millions	2020	2019
Deferred tax assets
Allowance for loan and lease losses	$1,288	$661
Allowance for unfunded commitments	141	78
Compensation and benefits	227	270
Partnership investments	121	120
Loss and credit carryforward	162	203
Accrued expenses	107	117
Lease obligations	528	545
Other	163	161
Total gross deferred tax assets	2,737	2,155
Valuation allowance	(26)	(31)
Total deferred tax assets	2,711	2,124
Deferred tax liabilities
Leasing	1,179	1,183
Right of Use Assets	476	520
Goodwill and intangibles	193	194
Fixed assets	592	412
Net unrealized gains on securities and financial instruments	929	370
Other	143	306
Total deferred tax liabilities	3,512	2,985
Net deferred tax liability	$801	$861

172    The PNC Financial Services Group, Inc. – 2020 Form 10-K

A reconciliation between the statutory and effective tax rates from continuing operations follows:
Table 105: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	2.0	2.3	2.5
Tax-exempt interest	(1.7)	(1.5)	(1.7)
Life insurance	(1.6)	(1.0)	(1.0)
Tax credits	(6.0)	(4.2)	(4.0)
Federal deferred tax revaluation			(2.1)
Unrecognized tax benefits	(1.6)	(0.1)	1.3
Subsidiary Liquidation	(1.2)
Other	1.5	(0.1)	0.9
Effective tax rate	12.4%	16.4%	16.9%

The net operating loss carryforwards at December 31, 2020 and 2019 follow:
Table 106: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2020	December 31, 2019	Expiration
Net Operating Loss Carryforwards:
Federal	$282	$402	2032
State	$848	$1,197	2021-2039

The majority of the tax credit carryforwards expire in 2039 and were $58 million at December 31, 2020 and $149 million at December 31, 2019. Some federal and state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes, but we have recorded an insignificant valuation allowance against certain state tax carryforwards as of December 31, 2020.

Retained earnings included $0.1 billion at both December 31, 2020 and 2019 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 107: Change in Unrecognized Tax Benefits

In millions	2020	2019	2018
Balance of gross unrecognized tax benefits at January 1	$130	$207	$18
Increases:
Positions taken during a current period	265
Positions taken during a prior period			212
Decreases:
Positions taken during a prior period		(77)	(16)
Settlements with taxing authorities	(130)		(7)
Balance of gross unrecognized tax benefits at December 31	$265	$130	$207
Favorable impact if recognized	$209	$76	$76

We do not expect that the balance of unrecognized tax benefits will increase or decrease in the next twelve months.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 108 summarizes the status of significant IRS examinations.

Table 108: IRS Tax Examination Status

	Years under examination	Status at December 31
Federal	2016 – 2018	Under Exam

The PNC Financial Services Group, Inc. – 2020 Form 10-K  173

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2013. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2020.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2020 and 2019, the amount of gross interest and penalties was insignificant. At December 31, 2020 and 2019, the related amounts of accrued interest and penalties were also insignificant.

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
As of January 1, 2020, the 2019 Tailoring Rules became effective for PNC. The most significant changes involve the election to exclude specific AOCI items from CET1 capital and higher thresholds used to calculate CET1 capital deductions.
On March 27, 2020, the regulatory agencies issued an interim final rule delaying the estimated impact on regulatory capital stemming from implementing the CECL standard. The estimated CECL impact is added to CET1 through December 31, 2021, then phased-out over the following three years. PNC and PNC Bank have elected the five-year transition period effective March 31, 2020.
At December 31, 2020 and 2019, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Basel III regulatory capital ratios at December 31, 2020 and 2019, for PNC and PNC Bank:
Table 109: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2020	2019	2020	2019	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$39,735	$32,478	12.2%	9.5%	N/A
PNC Bank	$35,232	$32,215	11.0%	9.9%	6.5%
Tier 1
PNC	$43,252	$36,306	13.2%	10.7%	6.0%
PNC Bank	$35,232	$32,215	11.0%	9.9%	8.0%
Total
PNC	$51,001	$43,331	15.6%	12.7%	10.0%
PNC Bank	$42,440	$39,074	13.2%	12.1%	10.0%
Leverage
PNC	$43,252	$36,306	9.5%	9.1%	N/A
PNC Bank	$35,232	$32,215	7.9%	8.3%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2020 and 2019.
The principal source of parent company cash flow is the dividends it receives from PNC Bank, which may be impacted by the following:
•Capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $3.1 billion at December 31, 2020.
Under federal law, a bank subsidiary generally may not extend credit to, or engage in other types of covered transactions (including the purchase of assets) with, the parent company or its non-bank subsidiaries on terms and under circumstances that are not
174    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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
At December 31, 2020, the balance outstanding at the Federal Reserve Bank was $84.9 billion.

NOTE 21 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 21). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2020, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  175

Interchange Litigation
Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, Mastercard®, and several major financial institutions, including cases naming National City (since merged into The PNC Financial Services Group, Inc.) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank which in turn was merged into PNC Bank). The plaintiffs in these cases are merchants operating commercial businesses throughout the U.S., as well as trade associations. Some of these cases (including those naming National City entities) were brought as class actions on behalf of all persons or business entities that have accepted Visa or Mastercard. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720- MKB-JO).

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

In September 2018, the relevant parties entered an amended definitive agreement to resolve the claims of the class seeking damages. In this amended settlement agreement, the parties agreed, among other things, to the following terms:

•An additional settlement payment from all defendants of $900 million, with Visa’s share of the additional settlement payment being $600 million. The additional settlement payment will be added to the approximately $5.3 billion previously paid by the defendants pursuant to the original 2012 settlement agreement.

•Up to $700 million may be returned to the defendants (with up to $467 million to Visa) if more than 15% of class members (by payment volume) opt out of the class. As more than 15% of class members opted out of the class, $700 million has been returned to the defendants ($467 million to Visa).

This amended settlement agreement is subject to court approval. Following preliminary approval in January 2019, and after class notice, the submission of opt-outs, and the filing of objections, the district court granted final approval of the settlement in December 2019. Several objectors have appealed the district court’s order granting final approval to the U.S. Court of Appeals for the Second Circuit. Some merchants that opted out from the settlement have brought lawsuits against Visa and Mastercard and one or more of the issuing banks. Resolution by Visa of claims by merchants that opted out of the settlement, including those that file lawsuits, have been or will be paid from the Visa litigation escrow account.

176    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Residential Mortgage-Backed Securities Indemnification Demands
We have received indemnification demands from several entities sponsoring residential mortgage-backed securities and their affiliates where purchasers of the securities, trustees for the securitization trusts, or monoline insurers have asserted claims against the sponsors and other parties involved in the securitization transactions. National City Mortgage and its predecessors had sold to the sponsors or their affiliates whole loans that were allegedly included in certain of these securitization transactions. According to the indemnification demands, the claims for which indemnity is being sought are based on alleged misstatements and omissions in the offering documents for these transactions or breaches of representations and warranties relating to the loans made in connection with the transactions. The indemnification demands assert that agreements governing the sale of these loans or the securitization transactions to which National City Mortgage was a party require us to indemnify the sponsors and their affiliates for losses suffered in connection with these claims.

The parties have settled several of these disputes. In February 2020, one of the entities asserting a right to indemnification submitted a demand for our purported share of the settlement amount of claims asserted against it and its affiliates. The portion of the settlement amount, if any, for which we are responsible in the settled cases has not been determined.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  177

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

In September 2017, plaintiffs filed a motion for rehearing by the panel solely seeking to remove the prohibition on damages being sought for the period following Allegiant’s trusteeship. In December 2017, the court denied the petition for rehearing. In July 2019, following a new trial on remand from the court of appeals, the district court awarded the plaintiffs $72 million in compensatory damages, $15 million in interest, and $15 million in punitive damages. The PNC defendants have appealed this judgment to the court of appeals, and the plaintiffs cross-appealed. In December 2019, the court reduced the judgment by approximately $2.6 million to correct a mathematical error in calculating pre-judgment interest, reducing the total judgment to $99.5 million. In March 2020, the court dismissed the plaintiffs’ cross-appeal on the plaintiffs’ motion. In February 2020, the district court awarded $7 million in fees and costs to the plaintiffs, and the PNC defendants have appealed this judgment to the court of appeals. The consolidated appeals of the district court’s judgments were argued in January 2021.

USAA Patent Infringement Litigation

In September 2020, a lawsuit (United Services Automobile Association v. PNC Bank N.A., Case No. 2:20-cv-319) was filed in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The plaintiff amended its complaint in December 2020. As amended, the complaint alleges that PNC’s mobile remote deposit capture systems infringe on four patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In December 2020, we filed a motion to dismiss the amended complaint, and in January 2021, we filed a motion to transfer the lawsuit to the United States District Court for the Western District of Pennsylvania. Trial in this matter is presently scheduled to commence on March 7, 2022.

In December 2020, we filed a lawsuit (PNC Bank, N.A. v. United Services Automobile Association, Case No. 2:20-cv-1886) in the United States District Court for the Western District of Pennsylvania against USAA seeking declaratory judgment of non-infringement as to two of the patents at issue in the lawsuit pending in the Eastern District of Texas and awarding PNC its fees and costs.
178    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Regulatory and Governmental Inquiries

We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of reviews of specified activities at multiple industry participants; in others, they are directed at PNC individually. From time to time, these inquiries have involved and may in the future involve or lead to regulatory enforcement actions and other administrative proceedings. These inquiries have also led to and may in the future lead to civil or criminal judicial proceedings. Some of these inquiries result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. Such remedies and other consequences typically have not been material to us from a financial standpoint, but could be in the future. Even if not financially material, they may result in significant reputational harm or other adverse consequences.

As has been publicly reported, the U.S. Department of Justice is conducting an inquiry relating to the federal LIHTC program directed at program participants. In connection with that inquiry, the Department of Justice requested information from PNC Bank, and we cooperated in that inquiry.

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including that described in this Note 21.

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
The PNC Financial Services Group, Inc. – 2020 Form 10-K  179

NOTE 22 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 110: Parent Company - Income Statement

Year ended December 31 – in millions	2020	2019	2018
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$13,701	$3,570	$2,639
Non-bank subsidiaries	300	170	157
Interest income	38	169	147
Noninterest income	37	48	(1)
Total operating revenue	14,076	3,957	2,942
Operating Expense
Interest expense	179	325	281
Other expense	91	146	139
Total operating expense	270	471	420
Income before income taxes and equity in undistributed net income of subsidiaries	13,806	3,486	2,522
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	(12,009)	671	1,602
Non-bank subsidiaries	(86)	164	181
Income from continuing operations before taxes	1,711	4,321	4,305
Income tax benefit from continuing operations	$(1,251)	(221)	(208)
Net income from continuing operations	2,962	4,542	4,513
Dividends from discontinued operations
Bank subsidiaries and bank holding company	126	460	418
Equity in undistributed net income of subsidiaries from discontinued operations:
Bank subsidiaries and bank holding company	5,651	528	524
Income from discontinued operations before taxes	5,777	988	942
Income taxes from discontinued operations	1,222	161	154
Net income from discontinued operations	4,555	827	788
Net income	$7,517	$5,369	$5,301
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	1	(2)	1
Other comprehensive income (loss)	1	(2)	1
Comprehensive income	$7,518	$5,367	$5,302

180    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Table 111: Parent Company - Balance Sheet

December 31 – in millions	2020	2019
Assets
Cash held at banking subsidiary	$14,882	$6
Restricted deposits with banking subsidiary	175	175
Nonrestricted interest-earning deposits		7,024
Investments in:
Bank subsidiaries and bank holding company	45,992	41,882
Non-bank subsidiaries	1,984	2,054
Net investment held for sale		6,772
Loans with affiliates	1,021	730
Other assets	1,934	1,512
Total assets	$65,988	$60,155
Liabilities
Subordinated debt (a)	$1,010	$986
Senior debt (a)	9,567	8,849
Other borrowed funds from affiliates	780	307
Accrued expenses and other liabilities	621	699
Total liabilities	11,978	10,841
Equity
Shareholders’ equity	54,010	49,314
Total liabilities and equity	$65,988	$60,155
(a)See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  181

Table 112: Parent Company - Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds/(Payments)
2020	$335	$29
2019	$300	$26
2018	$288	$88

Table 113: Parent Company - Statement of Cash Flows

Year ended December 31 – in millions	2020	2019	2018
Operating Activities
Net income	$7,517	$5,369	$5,301
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries		(1,363)	(2,307)
Return on investment in subsidiaries	6,444
Other	237	218	155
Net cash provided (used) by operating activities	$14,198	$4,224	$3,149
Investing Activities
Net change in loans and securities from affiliates	$(2,808)	$664	$540
Net change in nonrestricted interest-earning deposits	7,024	(2,369)	1,145
Other		(8)	2
Net cash provided (used) by investing activities	$4,216	$(1,713)	$1,687
Financing Activities
Net change in other borrowed funds from affiliates	$473	$228	$(29)
Proceeds from long-term borrowings	1,986	4,180	498
Repayments of long-term borrowings	(1,750)	(1,300)	(553)
Net change in commercial paper			(100)
Preferred stock redemptions	(480)
Common and treasury stock issuances	65	90	69
Acquisition of treasury stock	(1,624)	(3,578)	(2,877)
Preferred stock cash dividends paid	(229)	(236)	(236)
Common stock cash dividends paid	(1,979)	(1,895)	(1,603)
Net cash provided (used) by financing activities	$(3,538)	$(2,511)	$(4,831)
Net increase (decrease) in cash and due from banks	$14,876		$5
Net cash provided by operating activities of discontinued operations	11,542	299	264
Net cash activity from continuing operations	3,334	(299)	(259)
Cash and restricted deposits held at banking subsidiary at beginning of year	181	181	176
Cash and restricted deposits held at banking subsidiary at end of year	$15,057	$181	$181

NOTE 23 SEGMENT REPORTING
We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information on the sale and details on our results and cash flows for 2020, 2019 and 2018.

182    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in the Table 114. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP). The “Other” category also includes our BlackRock held for sale asset. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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

We have allocated ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower and economic conditions. Key reserve assumptions are periodically updated.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  183

Table 114: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2020
Income Statement
Net interest income	$5,609	$3,999	$357	$(19)	$9,946
Noninterest income	2,519	3,062	854	520	6,955
Total revenue	8,128	7,061	1,211	501	16,901
Provision for credit losses	968	2,088	21	98	3,175
Depreciation and amortization	251	197	45	490	983
Other noninterest expense	5,768	2,659	813	74	9,314
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,141	2,117	332	(161)	3,429
Income taxes (benefit) from continuing operations	266	433	77	(350)	426
Net income from continuing operations	875	1,684	255	189	3,003
Less: Net income attributable to noncontrolling interests	31	10			41
Net income from continuing operations excluding noncontrolling interests	$844	$1,674	$255	$189	$2,962
Average Assets	$97,643	$183,189	$8,186	$160,277	$449,295
2019
Income Statement
Net interest income	$5,520	$3,637	$288	$520	$9,965
Noninterest income	2,648	2,537	991	698	6,874
Total revenue	8,168	6,174	1,279	1,218	16,839
Provision for (recapture of) credit losses	517	284	(1)	(27)	773
Depreciation and amortization	230	198	62	545	1,035
Other noninterest expense	5,781	2,615	877	266	9,539
Income from continuing operations before income taxes and noncontrolling interests	1,640	3,077	341	434	5,492
Income taxes (benefit) from continuing operations	377	629	79	(184)	901
Net income from continuing operations	1,263	2,448	262	618	4,591
Less: Net income attributable to noncontrolling interests	50			(1)	49
Net income from continuing operations excluding noncontrolling interests	$1,213	$2,448	$262	$619	$4,542
Average Assets	$92,959	$164,243	$7,360	$135,773	$400,335
2018
Income Statement
Net interest income	$5,119	$3,551	$287	$764	$9,721
Noninterest income	2,631	2,406	892	540	6,469
Total revenue	7,750	5,957	1,179	1,304	16,190
Provision for (recapture of) credit losses	373	85	2	(52)	408
Depreciation and amortization	206	186	52	496	940
Other noninterest expense	5,724	2,520	861	251	9,356
Income from continuing operations before income taxes and noncontrolling interests	1,447	3,166	264	609	5,486
Income taxes (benefit) from continuing operations	335	658	62	(127)	928
Net income from continuing operations	1,112	2,508	202	736	4,558
Less: Net income attributable to noncontrolling interests	48			(3)	45
Net income from continuing operations excluding noncontrolling interests	$1,064	$2,508	$202	$739	$4,513
Average Assets	$89,739	$154,119	$7,423	$126,954	$378,235
(a)There were no material intersegment revenues for 2020, 2019 and 2018.

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
184    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of three distinct operating units:
•Wealth Management provides products and services to individuals and their families including investment and retirement planning, customized investment management, private banking, and trust management and administration for individuals and their families.
•Our Hawthorn unit provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth clients.
•Institutional asset management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and fiduciary retirement advisory services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

NOTE 24 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Fee-based revenue within the scope of Topic 606 is recognized within our three reportable business segments, Retail Banking, Corporate & Institutional Banking and Asset Management Group. Interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets are outside of the scope of Topic 606.
The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products follows each table.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  185

Retail Banking
Table 115: Retail Banking Noninterest Income Disaggregation

	Year ended December 31
In millions	2020	2019	2018
Product
Debit card fees	$522	$535	$505
Deposit account fees	463	642	618
Brokerage fees	367	356	350
Net credit card fees (a)	179	186	189
Merchant services	154	216	212
Other	225	255	284
Total in-scope noninterest income by product	$1,910	$2,190	$2,158
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$1,910	$2,190	$2,158
Total out-of-scope noninterest income (b)	609	458	473
Total Retail Banking noninterest income	$2,519	$2,648	$2,631
(a)Net credit card fees consists of interchange fees of $469 million, $498 million and $452 million and credit card reward costs of $290 million, $312 million and $263 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented in Table 115 net of credit card reward costs, which are earned by customers when they make purchases.
Deposit Account Fees
Retail Banking provides demand deposit, money market and savings account products for consumer and small business customers. Services include online and branch banking, overdraft and wire transfer services, imaging services and cash alternative services, such as money orders and cashier’s checks. We recognize fee income at the time these services are performed for the customer.
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
Merchant Services
Retail Banking earns fee revenue for debit and credit card processing services and products. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant’s customers make purchases.
Other
Other noninterest income primarily includes ATM fees earned from our customers and non-PNC customers. These fees are recognized as transactions occur.

186    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Corporate & Institutional Banking

Table 116: Corporate & Institutional Banking Noninterest Income Disaggregation

	Year ended December 31
In millions	2020	2019	2018
Product
Treasury management fees	$897	$840	$776
Capital markets fees	759	547	510
Commercial mortgage banking activities	111	102	87
Other	83	77	81
Total in-scope noninterest income by product	$1,850	$1,566	$1,454
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$1,850	$1,566	$1,454
Total out-of-scope noninterest income (a)	1,212	971	952
Total Corporate & Institutional Banking noninterest income	$3,062	$2,537	$2,406
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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
Other
Other noninterest income within Corporate & Institutional Banking, primarily comprised of fees from collateral management and asset management services. We earn these fees over time as we perform these services.
Asset Management Group

Table 117: Asset Management Group Noninterest Income Disaggregation

	Year ended December 31
In millions	2020	2019	2018
Customer Type
Personal	$634	$620	$611
Institutional	202	242	272
Total in-scope noninterest income by customer type	$836	$862	$883
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$836	$862	$883
Total out-of-scope noninterest income (a)	18	129	9
Total Asset Management Group noninterest income	$854	$991	$892
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  187

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

SELECTED QUARTERLY FINANCIAL DATA

Dollars in millions, except per share data	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations
Interest income	$2,576	$2,676	$2,855	$3,200	$3,334	$3,503	$3,497	$3,428
Interest expense	152	192	328	689	846	999	999	953
Net interest income	2,424	2,484	2,527	2,511	2,488	2,504	2,498	2,475
Noninterest income	1,784	1,797	1,549	1,825	1,833	1,738	1,717	1,586
Total revenue	4,208	4,281	4,076	4,336	4,321	4,242	4,215	4,061
Provision for (Recapture of) credit losses	(254)	52	2,463	914	221	183	180	189
Noninterest expense	2,708	2,531	2,515	2,543	2,762	2,623	2,611	2,578
Income (loss) from continuing operations before income taxes and noncontrolling interests	1,754	1,698	(902)	879	1,338	1,436	1,424	1,294
Income taxes (benefit) from continuing operations	298	166	(158)	120	195	255	239	212
Net income (loss) from continuing operations	1,456	1,532	(744)	759	1,143	1,181	1,185	1,082
Income from discontinued operations before taxes			5,596	181	288	251	224	225
Income taxes from discontinued operations			1,197	25	50	40	35	36
Net income from discontinued operations			4,399	156	238	211	189	189
Net Income	1,456	1,532	3,655	915	1,381	1,392	1,374	1,271
Less: Net income attributable to noncontrolling interests	14	13	7	7	14	13	12	10
Preferred stock dividends and discount accretion and redemptions	49	64	56	64	56	64	56	64
Net income attributable to common shareholders	$1,393	$1,455	$3,592	$844	$1,311	$1,315	$1,306	$1,197
Per Common Share
Book value	$119.11	$117.44	$115.26	$106.70	$104.59	$103.37	$101.53	$98.47
Cash dividends declared (a)	$1.15	$1.15	$1.15	$1.15	$1.15	$1.15	$0.95	$0.95
Basic earnings (loss) from continuing operations	$3.26	$3.40	$(1.90)	$1.59	$2.44	$2.47	$2.47	$2.21
Basic earnings from discontinued operations			$10.28	$0.37	$0.54	$0.48	$0.42	$0.41
Total basic earnings	$3.26	$3.40	$8.40	$1.96	$2.98	$2.95	$2.89	$2.62
Diluted earnings (loss) from continuing operations	$3.26	$3.39	$(1.90)	$1.59	$2.43	$2.47	$2.47	$2.20
Diluted earnings from discontinued operations			$10.28	$0.36	$0.54	$0.47	$0.41	$0.41
Total diluted earnings	$3.26	$3.39	$8.40	$1.95	$2.97	$2.94	$2.88	$2.61
(a)On January 5, 2021, we declared a quarterly common stock cash dividend of $1.15 per share payable on February 5, 2021.
188    The PNC Financial Services Group, Inc. – 2020 Form 10-K

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c)

	2020			2019			2018
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$50,594	$1,109	2.19%	$31,526	$867	2.75%	$27,156	$740	2.72%
Non-agency	1,480	109	7.36%	1,746	141	8.08%	2,196	146	6.65%
Commercial mortgage-backed	6,865	183	2.67%	5,676	162	2.85%	4,545	128	2.82%
Asset-backed	5,090	129	2.53%	5,199	172	3.31%	5,242	165	3.15%
U.S. Treasury and government agencies	17,234	324	1.88%	17,642	435	2.47%	16,319	373	2.29%
Other	4,564	160	3.51%	3,200	107	3.34%	4,064	142	3.49%
Total securities available for sale	85,827	2,014	2.35%	64,989	1,884	2.90%	59,522	1,694	2.85%
Securities held to maturity
Residential mortgage-backed				15,421	438	2.84%	15,670	456	2.91%
Commercial mortgage-backed				553	21	3.80%	767	29	3.78%
Asset-backed	18			120	5	4.17%	192	7	3.65%
U.S. Treasury and government agencies	786	22	2.80%	767	22	2.87%	749	21	2.80%
Other	648	28	4.32%	1,816	80	4.41%	1,884	82	4.35%
Total securities held to maturity	1,452	50	3.44%	18,677	566	3.03%	19,262	595	3.09%
Total investment securities	87,279	2,064	2.36%	83,666	2,450	2.93%	78,784	2,289	2.91%
Loans
Commercial	139,254	4,276	3.07%	123,524	5,157	4.17%	113,837	4,606	4.05%
Commercial real estate	28,765	858	2.98%	28,526	1,235	4.33%	28,756	1,193	4.15%
Equipment lease financing	6,812	263	3.86%	7,255	285	3.93%	7,437	267	3.59%
Consumer	55,423	2,730	4.93%	55,671	3,083	5.54%	55,438	2,817	5.08%
Residential real estate	22,379	852	3.81%	20,040	844	4.21%	17,810	784	4.40%
Total loans	252,633	8,979	3.55%	235,016	10,604	4.51%	223,278	9,667	4.33%
Interest-earning deposits with banks	47,333	100	0.21%	16,878	353	2.09%	20,603	379	1.84%
Other interest-earning assets	9,553	239	2.50%	12,425	458	3.69%	8,093	362	4.47%
Total interest-earning assets/interest income	396,798	11,382	2.87%	347,985	13,865	3.98%	330,758	12,697	3.84%
Noninterest-earning assets	52,497			52,350			47,477
Total assets	$449,295			$400,335			$378,235
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$60,229	138	0.23%	$55,505	609	1.10%	$56,353	416	0.74%
Demand	82,295	109	0.13%	65,729	354	0.54%	60,599	190	0.31%
Savings	75,574	233	0.31%	62,938	696	1.11%	51,908	428	0.82%
Time deposits	20,673	163	0.79%	20,416	327	1.60%	17,501	195	1.11%
Total interest-bearing deposits	238,771	643	0.27%	204,588	1,986	0.97%	186,361	1,229	0.66%
Borrowed funds
Federal Home Loan Bank borrowings	9,470	103	1.09%	22,253	569	2.56%	20,970	478	2.28%
Bank notes and senior debt	27,030	428	1.58%	26,781	869	3.24%	27,855	818	2.94%
Subordinated debt	5,936	112	1.89%	5,588	214	3.83%	5,292	224	4.23%
Other	5,502	75	1.36%	6,906	159	2.30%	5,189	112	2.16%
Total borrowed funds	47,938	718	1.50%	61,528	1,811	2.94%	59,306	1,632	2.75%
Total interest-bearing liabilities/interest expense	286,709	1,361	0.47%	266,116	3,797	1.43%	245,667	2,861	1.16%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	95,055			72,212			76,303
Accrued expenses and other liabilities	15,774			13,371			9,440
Equity	51,757			48,636			46,825
Total liabilities and equity	$449,295			$400,335			$378,235
Interest rate spread			2.40%			2.55%			2.68%
Benefit from use of noninterest bearing sources			0.13			0.34			0.29
Net interest income/margin		$10,021	2.53%		$10,068	2.89%		$9,836	2.97%
(a)Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value are included in noninterest-earning assets and noninterest-bearing liabilities, with changes in fair value recorded in Noninterest income.
(b)Loan fees for the years ended December 31, 2020, 2019 and 2018 were $156 million, $163 million and $139 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in this Statistical Information section for more information.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  189

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2020/2019			2019/2018
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$445	$(203)	$242	$119	$8	$127
Non-agency	$(20)	$(12)	(32)	$(33)	$28	(5)
Commercial mortgage-backed	$32	$(11)	21	$32	$2	34
Asset-backed	$(4)	$(39)	(43)	$(1)	$8	7
U.S. Treasury and government agencies	$(10)	$(101)	(111)	$32	$30	62
Other	$48	$5	53	$(29)	$(6)	(35)
Total securities available for sale	$532	$(402)	130	$160	$30	190
Securities held to maturity
Residential mortgage-backed	$(219)	$(218)	(437)	$(7)	$(12)	(19)
Commercial mortgage-backed	$(11)	$(11)	(22)	$(8)		(8)
Asset-backed	$(2)	$(3)	(5)	$(3)	$1	(2)
U.S. Treasury and government agencies	$1	$(1)		$1	$1	2
Other	$(50)	$(2)	(52)	$(3)	$1	(2)
Total securities held to maturity	$(584)	$68	(516)	$(18)	$(11)	(29)
Total investment securities	$102	$(488)	(386)	$147	$14	161
Loans
Commercial	$600	$(1,482)	(882)	$404	$147	551
Commercial real estate	$10	$(387)	(377)	$(10)	$52	42
Equipment lease financing	$(17)	$(5)	(22)	$(7)	$25	18
Consumer	$(14)	$(339)	(353)	$12	$254	266
Residential real estate	$94	$(85)	9	$95	$(35)	60
Total loans	$751	$(2,376)	(1,625)	$521	$416	937
Interest-earning deposits with banks	$254	$(507)	(253)	$(74)	$48	(26)
Other interest-earning assets	$(92)	$(127)	(219)	$168	$(72)	96
Total interest-earning assets	$1,755	$(4,238)	$(2,483)	$687	$481	$1,168
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$48	$(519)	$(471)	$(6)	$199	$193
Demand	$72	$(317)	(245)	$17	$147	164
Savings	$118	$(581)	(463)	$101	$167	268
Time deposits	$4	$(168)	(164)	$36	$96	132
Total interest-bearing deposits	$287	$(1,630)	(1,343)	$130	$627	757
Borrowed funds
Federal Home Loan Bank borrowings	$(233)	$(233)	(466)	$30	$61	91
Bank notes and senior debt	$8	$(449)	(441)	$(33)	$84	51
Subordinated debt	$12	$(114)	(102)	$12	$(22)	(10)
Other	$(28)	$(56)	(84)	$40	$7	47
Total borrowed funds	$(339)	$(754)	(1,093)	$62	$117	179
Total interest-bearing liabilities	$276	$(2,712)	(2,436)	$246	$690	936
Change in net interest income	$1,302	$(1,349)	$(47)	$502	$(270)	$232
(a)Changes attributable to rate/volume are prorated into rate and volume components.
(b)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in this Statistical Information section for more information.

190    The PNC Financial Services Group, Inc. – 2020 Form 10-K

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

Year ended December 31 In millions
	2020	2019	2018	2017	2016
Net interest income (GAAP)	$9,946	$9,965	$9,721	$9,108	$8,391
Taxable-equivalent adjustments	75	103	115	215	195
Net interest income (Non-GAAP)	$10,021	$10,068	$9,836	$9,323	$8,586
(a)The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP.

RECONCILIATION OF FEE INCOME (NON-GAAP)

Year ended December 31 In millions	2020	2019	2018
Noninterest income
Asset management	$836	$862	$883
Consumer services	1,484	1,555	1,502
Corporate services	2,167	1,914	1,849
Residential mortgage	604	368	316
Service charges on deposits	500	702	714
Total fee income	5,591	5,401	5,264
Other	1,364	1,473	1,205
Total noninterest income	$6,955	$6,874	$6,469

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

December 31 Dollars in millions, except per share data	2020	2019	2018	2017	2016
Book value per common share	$119.11	$104.59	$95.72	$91.94	$85.94
Tangible book value per common share
Common shareholders’ equity	$50,493	$45,321	$43,742	$43,530	$41,723
Goodwill and other intangible assets	(9,381)	(9,441)	(9,467)	(9,498)	(9,376)
Deferred tax liabilities on Goodwill and other intangible assets	188	187	190	191	304
Tangible common shareholders’ equity	$41,300	$36,067	$34,465	$34,223	$32,651
Period-end common shares outstanding (in millions)	424	433	457	473	485
Tangible book value per common share (Non-GAAP) (a)	$97.43	$83.30	$75.42	$72.28	$67.26
(a)We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional conservative measure of total company value.

LOANS SUMMARY

December 31 In millions	2020	2019	2018	2017	2016
Commercial
Commercial and industrial	$132,073	$125,337	$116,834	$110,527	$101,364
Commercial real estate	28,716	28,110	28,140	28,978	29,010
Equipment lease financing	6,414	7,155	7,308	7,934	7,581
Total commercial	167,203	160,602	152,282	147,439	137,955
Consumer
Home equity	24,088	25,085	26,123	28,364	29,949
Residential real estate	22,560	21,821	18,657	17,212	15,598
Automobile	14,218	16,754	14,419	12,880	12,380
Credit card	6,215	7,308	6,357	5,699	5,282
Education	2,946	3,336	3,822	4,454	5,159
Other consumer	4,698	4,937	4,585	4,410	4,510
Total consumer	74,725	79,241	73,963	73,019	72,878
Total loans	$241,928	$239,843	$226,245	$220,458	$210,833

The PNC Financial Services Group, Inc. – 2020 Form 10-K  191

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

December 31, 2020 In millions	1 Year or Less	1 Through 5 Years	After 5 Years	Gross Loans
Commercial and industrial	$55,612	$71,124	$5,337	$132,073
Commercial real estate	6,207	16,012	6,497	28,716
Total	$61,819	$87,136	$11,834	$160,789
Loans with:
Predetermined rate	$17,439	$15,890	$5,815	$39,144
Floating or adjustable rate	44,380	71,246	6,019	121,645
Total	$61,819	$87,136	$11,834	$160,789

At December 31, 2020, $21.1 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

NONPERFORMING ASSETS AND RELATED INFORMATION

December 31 Dollars in millions	2020	2019	2018	2017	2016
Nonperforming loans
Commercial
Commercial and industrial	$666	$425	$346	$429	$496
Commercial real estate	224	44	75	123	143
Equipment lease financing	33	32	11	2	16
Total commercial	923	501	432	554	655
Consumer (a)
Home equity	645	669	797	818	914
Residential real estate	528	315	350	400	501
Automobile	175	135	100	76	55
Credit card	8	11	7	6	4
Other consumer	7	4	8	11	15
Total consumer	1,363	1,134	1,262	1,311	1,489
Total nonperforming loans (b) (c)	2,286	1,635	1,694	1,865	2,144
OREO and foreclosed assets	51	117	114	170	230
Total nonperforming assets	$2,337	$1,752	$1,808	$2,035	$2,374
Nonperforming loans to total loans	0.94%	0.68%	0.75%	0.85%	1.02%
Nonperforming assets to total loans, OREO and foreclosed assets	0.97%	0.73%	0.80%	0.92%	1.12%
Nonperforming assets to total assets	0.50%	0.43%	0.47%	0.53%	0.65%
Troubled Debt Restructurings
Nonperforming	$902	$843	$863	$964	$1,112
Performing	$742	$821	$988	$1,097	$1,109
Past due loans
Accruing loans past due 90 days or more (d) (e) (f)	$509	$585	$629	$737	$782
As a percentage of total loans	0.21%	0.24%	0.28%	0.33%	0.37%
Past due loans held for sale
Accruing loans held for sale past due 90 days or more (f)	$4	$3	$4	$3	$4
As a percentage of total loans held for sale	0.25%	0.28%	0.40%	0.11%	0.16%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans exclude certain government insured or guaranteed loans, loans held for sale and loans accounted for under the fair value option. Amounts prior to December 31, 2020 also excluded purchased impaired loans.
(c)In 2020, $0.1 billion of interest income was estimated to be contractually due on loans classified as nonperforming at December 31, 2020, based on original contractual terms.
(d)Amounts include government insured or guaranteed consumer loans of $0.4 billion, $0.6 billion, $0.5 billion, $0.6 billion and $0.7 billion at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(e)In connection with the adoption of the CECL standard, accruing loans past due amounts at December 31, 2020 include PCD loans while all amounts prior excluded purchased impaired loans.
(f)Certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. See Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 8 of this Report for additional details on the delinquency status of loans modified due to COVID-19 related hardships.

192    The PNC Financial Services Group, Inc. – 2020 Form 10-K

SUMMARY OF LOAN LOSS EXPERIENCE

Year ended December 31 Dollars in millions	2020	2019	2018	2017	2016
Allowance for loan and lease losses
January 1	$2,742	$2,629	$2,611	$2,589	$2,727
Adoption of ASU 2016-13 (a)	463
Gross charge-offs
Commercial and industrial	(382)	(183)	(108)	(186)	(332)
Commercial real estate	(2)	(18)	(8)	(24)	(26)
Equipment lease financing	(23)	(15)	(8)	(11)	(5)
Home equity	(42)	(68)	(110)	(123)	(143)
Residential real estate	(10)	(9)	(6)	(9)	(14)
Credit card	(300)	(263)	(217)	(182)	(161)
Other consumer (b)	(433)	(418)	(307)	(251)	(205)
Total gross charge-offs	(1,192)	(974)	(764)	(786)	(886)
Recoveries
Commercial and industrial	75	59	67	81	117
Commercial real estate	9	11	24	28	51
Equipment lease financing	10	8	8	7	10
Home equity	61	74	98	91	84
Residential real estate	16	14	21	18	9
Credit card	35	27	24	21	19
Other consumer (b)	154	139	102	83	53
Total recoveries	360	332	344	329	343
Net (charge-offs)	(832)	(642)	(420)	(457)	(543)
Provision for credit losses - loans and leases	2,985	773	408	441	433
Net decrease / (increase) in allowance for unfunded loan commitments and letters of credit		(33)	12	4	(40)
Other	3	15	18	34	12
December 31	$5,361	$2,742	$2,629	$2,611	$2,589
ALLL as a percentage of December 31:
Loans	2.22%	1.14%	1.16%	1.18%	1.23%
Nonperforming loans (c)	235%	168%	155%	140%	121%
As a percentage of average loans:
Net charge-offs	0.33%	0.27%	0.19%	0.21%	0.26%
Provision for credit losses - loans and leases (c)	1.18%	0.33%	0.18%	0.20%	0.21%
ALLL (c)	2.12%	1.17%	1.18%	1.20%	1.24%
ALLL as a multiple of net charge-offs	6.44x	4.27x	6.26x	5.71x	4.77x
(a)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(b)Includes automobile, education and other consumer.
(c)Ratio in 2020 reflects the transition impact on our ALLL from the adoption of the CECL standard along with the increases in reserves during 2020 due to the significant economic impacts of COVID-19 and loan growth.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  193

The following table presents the assignment of the ALLL and the categories of loans as a percentage of total loans. Changes in the allocation over time reflect the changes in loan portfolio composition, risk profile and refinements to reserve methodologies. Allowance amounts for 2020 reflect our ALLL after the adoption of the CECL standard.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	2020		2019		2018		2017		2016
December 31 Dollars in millions	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans	Allowance	Loans to Total Loans
Commercial and industrial	$2,300	54.6%	$1,489	52.3%	$1,350	51.6%	$1,302	50.1%	$1,179	48.1%
Commercial real estate	880	11.9	278	11.7	271	12.4	244	13.1	320	13.8
Equipment lease financing	157	2.6	45	3.0	42	3.2	36	3.6	35	3.6
Home equity	313	10.0	87	10.5	204	11.6	284	12.9	357	14.2
Residential real estate	28	9.3	258	9.1	297	8.3	300	7.8	332	7.4
Credit card	816	2.6	288	3.0	239	2.8	220	2.6	181	2.5
Other consumer (a)	867	9.0	297	10.4	226	10.1	225	9.9	185	10.4
Total	$5,361	100.0%	$2,742	100.0%	$2,629	100.0%	$2,611	100.0%	$2,589	100.0%
(a) Includes automobile, education and other consumer.

TIME DEPOSITS
The aggregate amount of time deposits with a denomination of $100,000 or more was $12.9 billion at December 31, 2020 and $13.3 billion at December 31, 2019. Time deposits of $100,000 or more included time deposits in foreign offices of $8.4 billion at December 31, 2020. Domestic time deposits of $100,000 or more were $4.5 billion at December 31, 2020 with the following maturities:

December 31, 2020 - in billions	Domestic Time Deposits
Three months or less	$1.3
Over three through six months	1.0
Over six through twelve months	1.5
Over twelve months	0.7
Total	$4.5

194    The PNC Financial Services Group, Inc. – 2020 Form 10-K

TRANSITIONAL BASEL III AND FULLY PHASED-IN BASEL III COMMON EQUITY TIER 1 CAPITAL RATIOS (NON-GAAP)
Our regulatory risk-based ratios for 2017 and 2016 were calculated using the standardized approach for determining risk-weighted assets, and the definitions of, and deductions from, regulatory capital under the Basel III rules (as such definitions and deductions were phased-in for 2017 and 2016). We refer to the capital ratios calculated using the phased-in Basel III provisions in effect for those periods and, for the risk-based ratios, standardized approach risk-weighted assets as the Transitional Basel III ratios.

	Transitional Basel III		Fully Phased-In Basel III (Non-GAAP) (estimated) (a)
Dollars in millions	December 31 2017	December 31 2016	December 31 2017	December 31 2016
Common stock, related surplus and retained earnings, net of treasury stock	$43,676	$41,987	$43,676	$41,987
Less regulatory capital adjustments:
Goodwill and disallowed intangibles, net of deferred tax liabilities	(9,243)	(8,974)	(9,307)	(9,073)
Basel III total threshold deductions	(1,983)	(762)	(2,928)	(1,469)
Accumulated other comprehensive income (b)	(166)	(238)	(207)	(396)
All other adjustments	(138)	(214)	(141)	(221)
Basel III Common equity Tier 1 capital	$32,146	$31,799	$31,093	$30,828
Basel III standardized approach risk-weighted assets (c)	$309,460	$300,533	$316,120	$308,517
Basel III advanced approaches risk-weighted assets (d)	N/A	N/A	$285,226	$277,896
Basel III Common equity Tier 1 capital ratio	10.4%	10.6%	9.8%	10.0%
Risk weight and associated rules utilized	Standardized (with 2017 transition adjustments)	Standardized (with 2016 transition adjustments)	Standardized
(a)Pro forma fully phased-in Basel III ratios are calculated without the benefit of phase-ins. We believe that the pro forma fully phased-in Basel III capital ratios are a useful tool to assess our capital position (without the benefit of phase-ins), for the periods presented.
(b)Represented net adjustments related to accumulated other comprehensive income for securities, and those transferred from available for sale, as well as pension and other postretirement plans.
(c)Basel III standardized approach risk-weighted assets were based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(d)Basel III advanced approaches risk-weighted assets were based on the Basel III advanced approaches rules, and include credit, market and operational risk-weighted assets.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  195

GLOSSARY
DEFINED TERMS

2019 Tailoring Rules – Rules adopted by the federal banking agencies to better tailor the application of their capital, liquidity, and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization. Effective January 1, 2020, the agencies' capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III, and Category IV).

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

Basel III common equity Tier 1 (CET1) capital - Common stock plus related surplus, net of treasury stock, plus retained earnings, plus accumulated other comprehensive income for securities currently, and those transferred from, available for sale and pension and other postretirement benefit plans, subject to phase-in limits, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Significant common stock investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items (net of associated deferred tax liabilities) individually exceed 10%, or in the aggregate exceed 15%, of our adjusted Basel III common equity Tier 1 capital.

Basel III common equity Tier 1 (CET1) capital (Tailoring Rules) - Common stock plus related surplus, net of treasury stock, plus retained earnings, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items (net of associated deferred tax liabilities) individually exceed 25% of our adjusted Basel III common equity Tier 1 capital.

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

Basel Committee – Basel Committee on Banking Supervision.

BBVA – BBVA USA Bancshares, Inc.

BBVA, S.A. – Banco Bilbao Vizcaya Argentaria, S.A.

BBVA USA – BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.

BlackRock – BlackRock, Inc.

Charge-off – Process of removing a loan or portion of a loan from our balance sheet because it is considered uncollectible. We also record a charge-off when a loan is transferred from portfolio holdings to held for sale by reducing the loan carrying amount to the fair value of the loan, if fair value is less than carrying amount.

196    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Collateral dependent loans – Loans expected to be repaid substantially through the operation or sale of the collateral underlying the loan when a borrower is experiencing financial difficulty, and for which we have elected to measure the loan at the estimated fair value of collateral (less costs to sell if sale or foreclosure of the property is expected). Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable.

Combined loan-to-value ratio (CLTV) – This is the aggregate principal balance(s) of the mortgages on a property divided by its appraised value or purchase price.

Common shareholders’ equity – Total shareholders’ equity less the liquidation value of preferred stock.

Company – The PNC Financial Services Group, Inc. and its subsidiaries (interchangeable with “PNC”, “we”, “us”, “the Company” or “the Corporation” on this Form).

COVID-19 – The coronavirus, which resulted in a worldwide pandemic beginning in 2020 (interchangeable with “the pandemic”, or “the COVID-19 pandemic” on this Form).

Credit valuation adjustment – Represents an adjustment to the fair value of our derivatives for our own and counterparties’ non-performance risk.

Criticized commercial loans – Loans with potential or identified weaknesses based upon internal risk ratings that comply with the regulatory classification definitions of “Special Mention,” “Substandard” or “Doubtful.”

Current Expected Credit Loss (CECL) – Methodology for estimating the ACL on in-scope financial assets held at amortized cost and unfunded lending related commitments, which uses a combination of expected losses over a reasonable and supportable forecast period, a reversion period and long run average credit losses for their estimated contractual term.

Discretionary client assets under management – Assets over which we have sole or shared investment authority for our customers/clients. We do not include these assets on our Consolidated Balance Sheet.

Dodd-Frank – Dodd-Frank Wall Street Reform and Consumer Protection Act.

Earning assets – Assets that generate income, which include: interest-earning deposits with banks, loans held for sale, loans, investment securities and certain other assets.

Effective duration – A measurement, expressed in years, that, when multiplied by a change in interest rates, would approximate the percentage change in value of on- and off- balance sheet positions.

Efficiency – Noninterest expense divided by total revenue.

Estimated contractual term - In the context of CECL, the contractual term of the financial asset or credit exposure, adjusted for estimated draws and prepayments, certain embedded extension options and extensions granted under troubled debt restructurings.

Exchange Act – Securities Exchange Act of 1934, as amended.

Exposure at default (EAD) – The credit exposure estimated to be outstanding in the event of default of a credit obligor.

Fair value – The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Federal Reserve – The Board of Governors of the Federal Reserve System.

Fee income – Refers to the following categories within Noninterest income: Asset management, Consumer services, Corporate services, Residential mortgage and Service charges on deposits.

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

Foreign exchange contracts – Contracts that provide for the future receipt and delivery of foreign currency at previously agreed-upon terms.
The PNC Financial Services Group, Inc. – 2020 Form 10-K  197

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

London InterBank Offered Rate (LIBOR) – LIBOR is the average interest rate charged when banks in the London wholesale money market (or interbank market) borrow unsecured funds from each other. LIBOR rates are used as a benchmark for interest rates on a global basis. Our product set includes loans priced using LIBOR as a benchmark.

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

Long run average – In the context of CECL, expected credit losses or credit risk parameters for the remaining estimated contractual maturity beyond the reasonable and supportable forecast and reversion periods. The long run average is generally derived from historical loss information and current portfolio characteristics, without considering current or forecasted conditions.

Loss given default (LGD) – Assuming a credit obligor enters default status, an estimate of loss, based on collateral type, collateral value, loan exposure and other factors. LGD is net of recovery, through any means, including but not limited to the liquidation of collateral or deficiency judgments rendered from foreclosure or bankruptcy proceedings.

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

Nonperforming loans – Loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable, including TDRs which have not returned to performing status. Interest income is not recognized on nonperforming loans. Nonperforming loans exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale, and loans accounted for under the fair value option.

Notional amount – The basis to which the underlying referenced interest rate, security price, credit spread or other index is applied to determine required payments under the derivative contract.

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

PNC Bank – PNC Bank, National Association.
198    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Probability of default (PD) – An estimate of the likelihood that a credit obligor will enter default status.

Purchased credit deteriorated assets (PCD) – Acquired loans or debt securities that, at acquisition, are determined to have experienced a more-than-insignificant deterioration in credit quality since origination or issuance.

Reasonable and supportable forecast period – In the context of CECL, the period for which forecasts and projections of macroeconomic variables have been determined to be reasonable and supportable, and are used as inputs for ACL measurement.

Recovery – Cash proceeds received on a loan that we had previously charged-off. We credit the amount received to the allowance for loan and lease losses.

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

Secured Overnight Financing Rate (SOFR) - SOFR is a reference rate that is based on overnight transactions in the U.S. Treasury repurchase market.

Servicing rights – Intangible assets or liabilities created by an obligation to service assets for others. Typical servicing rights include the right to receive a fee for collecting and forwarding payments on loans and related taxes and insurance premiums held in escrow.

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

Unfunded lending related commitments – Standby letters of credit, financial guarantees, commitments to extend credit and similar unfunded obligations that are not unilaterally, unconditionally, cancellable at PNC’s option.

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

The PNC Financial Services Group, Inc. – 2020 Form 10-K  199

ACRONYMS

ACH	Automated clearing house	GNMA	Government National Mortgage Association
ACL	Allowance for credit losses	GSIB	Globally systemically important bank
ALLL	Allowance for loan and lease losses	HPI	Home price index
AML	Anti-Money Laundering	HQLA	High quality, unencumbered liquid assets
AOCI	Accumulated other comprehensive income	ISDA	International Swaps and Dealer Association
ASC	Accounting Standards Codification	ISP	The PNC Incentive Savings Plan
ASF	Available stable funding	LCR	Liquidity Coverage Ratio
ASU	Accounting Standards Update	LGD	Loss given default
BEC	Business email compromise scams	LIBOR	London Interbank Offered Rate
BHC	Bank holding company	LIHTC	Low income housing tax credit
BHC Act	Bank Holding Company Act of 1956	LLC	Limited liability company
bps	Basis points	LTV	Loan-to-value ratio
BSA	Bank Secrecy Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAICS	North American Industry Classification System
CECL	Current expected credit losses	NAV	Net asset value
CECL RAC	PNC’s Current Expected Credit Losses Reserve Adequacy Committee	NSFR	Net Stable Funding Ratio
CET1	Common equity tier 1	NYSE	New York Stock Exchange
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CFTC	Commodity Futures Trading Commission	OCI	Other comprehensive income
CLTV	Combined loan-to-value ratio	OREO	Other real estate owned
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTC	Over-the-counter
CRA	Community Reinvestment Act	OTTI	Other than temporary impairment
DDoS	Distributed denial of service cyber attacks	PCAOB	Public Company Accounting Oversight Board
DFAST	Dodd-Frank capital stress testing	PCD	Purchased credit deteriorated
DUS	Delegated Underwriting and Servicing program	PD	Probability of default
EAD	Exposure at default	PPP	Paycheck Protection Program
ERISA	Employee Retirement Income Security Act of 1974, as amended	ROAPs	Removal of account provisions
ERM	Enterprise Risk Management	ROU	Right-of-use assets
FASB	Financial Accounting Standards Board	RSF	Required stable funding
FDI Act	Federal Deposit Insurance Act	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SCB	Stress capital buffer
FFIEC	Federal Financial Institutions Examination Council	SCCL	Single counterparty credit limit
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	SPE	Special purpose entity
FinCEN	Financial Crimes Enforcement Network	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority	TLAC	Total loss-absorbing capacity
FNMA	Federal National Mortgage Association	U.S.	United States of America
FOMC	Federal Open Market Committee	USD	United States Dollar
FSOC	Financial Stability Oversight Council	VA	Department of Veterans Affairs
GAAP	Accounting principles generally accepted in the United States of America	VaR	Value-at-risk
GDP	Gross Domestic Product	VEBA	Voluntary Employee Beneficiary Association
GLB Act	Gramm-Leach-Bliley Act	VIE	Variable interest entity

200    The PNC Financial Services Group, Inc. – 2020 Form 10-K

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
We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2020 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2020. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2020, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2020, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the captions “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Corporate Governance – Our Code of Business Conduct and Ethics” and “Director and Executive Officer Relationships – Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated
The PNC Financial Services Group, Inc. – 2020 Form 10-K  201

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

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees – Personnel and Compensation Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and “CEO Pay Ratio” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2020 is included in the table which follows. Additional information regarding these plans is included in Note 18 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements in Item 8 of this Report.
Equity Compensation Plan Information
At December 31, 2020

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	4,542,021	(2)	$62.26	27,349,791	(3)
Equity compensation plans not approved by security holders
Total	4,542,021		$62.26	27,349,791
(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.
(2) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 3,548,138 are stock-payable restricted stock units (at a maximum share award level), 681,816 are performance share units (at maximum share award level) and 43,114 are deferred stock units (at a maximum share award level). Also included in this total are the following amounts that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 185,348 are stock options and 83,605 are stock-payable restricted stock units (at a maximum award level).
Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan.
(3) – Includes 2,109,811 shares available for issuance under the Employee Stock Purchase Plan, of which 86,095 shares are subject to purchase during the purchase period ending December 31, 2020. The amount available for awards under the 2016 Incentive Plan is 25,239,980.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference.

202    The PNC Financial Services Group, Inc. – 2020 Form 10-K

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed for the 2021 annual meeting of shareholders and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1	Stock Purchase Agreement, dated as of November 15, 2020, between Banco Bilbao Vizcaya Argentaria, S.A. and The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed November 19, 2020

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K)

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.2	By-Laws of the Corporation, as amended and restated, effective August 11, 2016	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K filed August 11, 2016

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

The PNC Financial Services Group, Inc. – 2020 Form 10-K  203

Exhibit No.	Description	Method of Filing +

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

4.5
Deposit Agreement, dated November 1, 2016, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series S preferred stock
Incorporated herein by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

4.6	Form of PNC Bank, National Association Subordinated Fixed Rate Global Bank Note issued prior to January 16, 2014	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

4.7.1
Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K)

4.7.2
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

4.7.3
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

4.8	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.7.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s 2013 Form 10-K

4.9	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.7.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

4.10	Description of the Corporation's Securities	Filed herewith

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s 2008 Form 10-K*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K)*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s 2013 Form 10-K*

204    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Exhibit No.	Description	Method of Filing +

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s 2008 Form 10-K*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2009 Form 10-K*

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K)*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2.4 of the Corporation’s 2013 Form 10-K*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s 2008 Form 10-K*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s 2009 Form 10-K*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2011 Form 10-K*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s 2013 Form 10-K*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s 2009 Form 10-K*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K)*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2011 Form 10-K*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K)*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s 2013 Form 10-K*

10.6	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 1O-Q for the quarter ended March 31, 2011 (1st Quarter 2011 Form 10-Q)*

10.8.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s 2011 Form 10-K*

The PNC Financial Services Group, Inc. – 2020 Form 10-K  205

Exhibit No.	Description	Method of Filing +

10.9	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.10	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s 2016 Form 10-K*

10.11	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.12	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s 3rd Quarter 2005 Form 10-Q*

10.13	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s 2011 Form 10-K*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.15	2011 forms of employee stock option, restricted stock, restricted share unit and performance unit agreements	Incorporated herein by reference to Exhibit 10.71 of the Corporation’s 1st Quarter 2011 Form 10-Q*

10.16	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (1st Quarter 2012 Form 10-Q)*

10.17	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s 1st Quarter 2012 Form 10-Q*

10.18	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s 2012 Form 10-K*

10.19	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

10.20	2017 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (2nd Quarter 2017 Form 10-Q)*

10.21	2017 Form of Performance Restricted Share Units Award Agreement - Senior Leaders Program (Section 16 Executives)	Incorporated herein by reference to Exhibit 10.58 of the Corporation’s 2nd Quarter 2017 Form 10-Q*

10.22	2018 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.50 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (2nd Quarter 2018 Form 10-Q)*

10.23	2018 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s 2nd Quarter 2018 Form 10-Q*

10.24	2018 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s 2nd Quarter 2018 Form 10-Q*

10.25	2019 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.45 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (3rd Quarter 2019 Form 10-Q)*

10.26	2019 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.46 of the Corporation’s 3rd Quarter 2019 Form 10-Q*

10.27	2019 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.47 of the Corporation’s 3rd Quarter 2019 Form 10-Q*

206    The PNC Financial Services Group, Inc. – 2020 Form 10-K

Exhibit No.	Description	Method of Filing +

10.28	2020 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (2nd Quarter 2020 Form 10-Q)*

10.29	2020 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.40 of the Corporation’s 2nd Quarter 2020 Form 10-Q*

10.30	2020 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.41 of the Corporation’s 2nd Quarter 2020 Form 10-Q*

10.31.1	Time Sharing Agreement, dated as of November 15, 2017, by and between the Corporation and William S. Demchak	Filed herewith*

10.31.2	Time Sharing Agreements Amendment and Termination Agreement, dated as of February 27, 2020, by and between the Corporation and William S. Demchak	Filed herewith*

10.32	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.33.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.33.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s 2010 Form 10-K*

10.34.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.34.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s 2nd Quarter 2015 Form 10-Q

10.34.3
Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s 2nd Quarter 2016 Form 10-Q

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

The PNC Financial Services Group, Inc. – 2020 Form 10-K  207

Exhibit No.	Description	Method of Filing +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2020 and 2019 and for each of the three years ended December 31, 2020	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith**

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, and to filings by National City Corporation are to SEC File No. 001-10074.
*	Denotes management contract or compensatory plan.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.
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

ITEM 16 – FORM 10-K SUMMARY
None.

208    The PNC Financial Services Group, Inc. – 2020 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 26, 2021.

Signature	Capacities

/s/ William S. Demchak	Chairman, President, Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Charles E. Bunch; Debra A. Cafaro; Marjorie Rodgers Cheshire; David Cohen; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Linda R. Medler, Martin Pfinsgraff; Toni Townes-Whitley; Michael J. Ward	Directors

*By:	/s/ Alicia Powell
Alicia Powell, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – 2020 Form 10-K  209