Form 10-Q
period 2021-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2021-05-05
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    Yes  ☐  No  ☒
As of April 16, 2021, there were 424,858,349 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2021 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2020 Annual Report on Form 10-K (2020 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2020 Form 10-K; Item 1A Risk Factors included in our 2020 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2020 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates And Judgments section in this Financial Review and in our 2020 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 95 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended March 31
	2021	2020
Financial Results (a)
Revenue
Net interest income	$2,348	$2,511
Noninterest income	1,872	1,825
Total revenue	4,220	4,336
Provision for (recapture of) credit losses	(551)	914
Noninterest expense	2,574	2,543
Income from continuing operations before income taxes and noncontrolling interests	$2,197	$879
Income taxes from continuing operations	371	120
Net income from continuing operations	$1,826	$759
Income from discontinued operations before taxes		$181
Income taxes from discontinued operations		25
Net income from discontinued operations		$156
Net income	$1,826	$915
Less:
Net income attributable to noncontrolling interests	10	7
Preferred stock dividends (b)	57	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	$1,758	$844
Per Common Share
Basic earnings from continuing operations	$4.11	$1.59
Basic earnings from discontinued operations		0.37
Total basic earnings	$4.11	$1.96
Diluted earnings from continuing operations	$4.10	$1.59
Diluted earnings from discontinued operations		0.36
Total diluted earnings	$4.10	$1.95
Cash dividends declared per common share	$1.15	$1.15
Effective tax rate from continuing operations (c)	16.9%	13.7%
Performance Ratios
Net interest margin (d)	2.27%	2.84%
Noninterest income to total revenue	44%	42%
Efficiency	61%	59%
Return on:
Average common shareholders’ equity	14.31%	7.51%
Average assets	1.58%	0.89%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)Dividends are payable quarterly other than Series O, Series R and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock.
(c)The effective income tax rates are generally lower than the statutory rate due to the relationship of pretax income to tax credits and earnings that are not subject to tax.
(d)Net interest margin is the total yield on interest-earning assets minus the total rate on interest-bearing liabilities and includes the benefit from use of noninterest-bearing sources. To provide more meaningful comparisons of net interest margins, we use net interest income on a taxable-equivalent basis in calculating average yields used in the calculation of net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP in the Consolidated Income Statement. For additional information, see Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 1 of this Report.
The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	March 31 2021	December 31 2020	March 31 2020
Balance Sheet Data (dollars in millions, except per share data)
Assets	$474,414	$466,679	$445,493
Loans	$237,013	$241,928	$264,643
Allowance for loan and lease losses	$4,714	$5,361	$3,944
Interest-earning deposits with banks (b)	$86,161	$85,173	$19,986
Investment securities	$98,255	$88,799	$90,546
Loans held for sale	$1,967	$1,597	$1,693
Equity investments	$6,386	$6,052	$4,694
Asset held for sale (c)			$8,511
Mortgage servicing rights	$1,680	$1,242	$1,082
Goodwill	$9,317	$9,233	$9,233
Other assets	$30,894	$30,999	$41,556
Noninterest-bearing deposits	$120,641	$112,637	$81,614
Interest-bearing deposits	$254,426	$252,708	$223,590
Total deposits	$375,067	$365,345	$305,204
Borrowed funds	$33,030	$37,195	$73,399
Allowance for unfunded lending related commitments	$507	$584	$450
Total shareholders’ equity	$53,849	$54,010	$49,263
Common shareholders’ equity	$50,331	$50,493	$45,269
Accumulated other comprehensive income	$1,290	$2,770	$2,518
Book value per common share	$118.47	$119.11	$106.70
Period-end common shares outstanding (in millions)	425	424	424
Loans to deposits	63%	66%	87%
Common shareholders’ equity to total assets	10.6%	10.8%	10.2%
Client Assets (in billions)
Discretionary client assets under management	$173	$170	$136
Nondiscretionary client assets under administration	161	154	128
Total client assets under administration	334	324	264
Brokerage account client assets	61	59	49
Total client assets	$395	$383	$313
Basel III Capital Ratios (d) (e)
Common equity Tier 1	12.6%	12.2%	9.4%
Common equity Tier 1 fully implemented (f)	12.3%	11.8%	9.2%
Tier 1 risk-based	13.7%	13.2%	10.5%
Total capital risk-based (g)	16.0%	15.6%	12.6%
Leverage	9.7%	9.5%	9.5%
Supplementary leverage	10.1%	9.9%	7.9%
Asset Quality
Nonperforming loans to total loans	0.90%	0.94%	0.62%
Nonperforming assets to total loans, OREO and foreclosed assets	0.92%	0.97%	0.66%
Nonperforming assets to total assets	0.46%	0.50%	0.39%
Net charge-offs to average loans (for the three months ended) (annualized)	0.25%	0.37%	0.35%
Allowance for loan and lease losses to total loans	1.99%	2.22%	1.49%
Allowance for credit losses to total loans (h)	2.20%	2.46%	1.66%
Allowance for loan and lease losses to nonperforming loans	220%	235%	240%
Accruing loans past due 90 days or more (in millions)	$479	$509	$534
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)Amounts include balances held with the Federal Reserve Bank of Cleveland (Federal Reserve Bank) of $85.8 billion, $84.9 billion and $19.6 billion as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
(c)Represents our held for sale investment in BlackRock, Inc. In the second quarter of 2020, PNC divested its entire investment in BlackRock. Prior period BlackRock investment balances have been reclassified to the Asset held for sale line in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Refer to Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 1 of this Report for additional details.
(d)All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach. See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2020 Form 10-K.
2    The PNC Financial Services Group, Inc. – Form 10-Q

(e)Ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision, unless noted differently.
(f)The fully implemented CET1 ratio is calculated to reflect the full impact of CECL and excludes the benefits of the five-year transition provision.
(g)The 2021 and 2020 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $20 million and $40 million, respectively, that are subject to a phase-out period that runs through 2021.
(h)Calculated as the Allowance for loan and lease losses plus the Allowance for unfunded lending related commitments divided by total loans.

EXECUTIVE SUMMARY
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located primarily in markets across the Mid-Atlantic, Midwest and Southeast. We also have strategic international offices in four countries outside the U.S.

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

We strive to serve our customers and expand and deepen relationships by offering a broad range of deposit, credit and fee-based products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and putting customers’ needs first. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial well-being. Our approach is concentrated on growing and deepening client relationships across our businesses that meet our risk/return measures.

We are focused on our strategic priorities, which are designed to enhance value over the long term, and consist of:
•Expanding our leading banking franchise to new markets and digital platforms,
•Deepening customer relationships by delivering a superior banking experience and financial solutions, and
•Leveraging technology to innovate and enhance products, services, security and processes.

Our capital priorities are to support customers and business investment, maintain appropriate capital in light of economic conditions, the Basel III framework, and other regulatory expectations, and return excess capital to shareholders. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2020 Form 10-K.

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
The transaction is expected to add approximately $102 billion in total assets, $86 billion of deposits and $66 billion of loans to PNC’s
Consolidated Balance Sheet and to close in mid-2021, subject to customary closing conditions, including receipt of regulatory approvals. Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 1 of this Report and our Current Reports on Form 8-K dated November 16, 2020, November 19, 2020 and April 20, 2021 contain additional information regarding this pending acquisition.

Discontinued Operations
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were
$14.2 billion with an after-tax gain on sale of $4.3 billion. BlackRock's historical results are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 1 of this Report.

Income Statement Highlights

Net income from continuing operations of $1.8 billion, or $4.10 per diluted common share, for the first quarter of 2021 increased $1.1 billion compared to net income from continuing operations of $0.8 billion, or $1.59 per diluted common share, for the first quarter of 2020 primarily due to a provision recapture, driven by improvements in macroeconomic factors and lower loans outstanding.
•Total revenue decreased $116 million, or 3%, to $4.2 billion.
•Net interest income of $2.3 billion decreased $163 million, or 6%, due to lower yields on earning assets partially offset by lower rates on deposits, higher average earning assets and a decline in borrowing costs and balances.
The PNC Financial Services Group, Inc. – Form 10-Q 3

•Net interest margin decreased to 2.27% compared to 2.84% for the first quarter of 2020 reflecting the impact of higher balances held with the Federal Reserve Bank and lower yields on securities and loans, partially offset by lower rates on deposits.
•Noninterest income increased $47 million, or 3%, to $1.9 billion.
•Provision recapture was $551 million for the first quarter of 2021 driven by improvements in macroeconomic factors and lower loans outstanding. Provision for credit losses for securities and other assets was $28 million for the first quarter of 2021.
•Noninterest expense increased $31 million, or 1%, to $2.6 billion, due to higher deferred compensation, partially offset by lower costs associated with business travel and marketing activity.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2021 and December 31, 2020. In comparison to December 31, 2020:
•Total assets increased $7.7 billion, or 2%, to $474.4 billion.
•Total loans decreased $4.9 billion, or 2%, to $237.0 billion.
•Total commercial loans decreased $2.7 billion, or 2%, to $164.5 billion.
•At March 31, 2021, PNC had $14.0 billion of PPP loans outstanding, $10.1 billion from the first round of PPP and $3.9 billion from the second round.
•Total consumer loans decreased $2.2 billion, or 3%, to $72.5 billion.
•Investment securities increased $9.5 billion, or 11%, to $98.3 billion, resulting from accelerated purchase activity near the end of the first quarter as the interest rate environment improved. Purchase activity was primarily focused on U.S. Treasury and government agency securities as well as agency residential mortgage-backed securities.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $1.0 billion to $86.2 billion.
•Total deposits increased $9.7 billion, or 3%, to $375.1 billion due to higher consumer deposits driven by government stimulus payments.
•Borrowed funds decreased $4.2 billion, or 11%, to $33.0 billion reflecting use of liquidity from deposit growth and lower loans outstanding.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Credit quality metrics in the first quarter of 2021 reflected improvements in the economic environment.
•At March 31, 2021 compared to December 31, 2020:
•Nonperforming assets of $2.2 billion decreased $158 million, or 7%, primarily due to lower commercial nonperforming loans, partially offset by higher consumer nonperforming loans.
•Overall loan delinquencies of $1.1 billion decreased $217 million, or 16%, driven by lower consumer delinquencies primarily in auto and residential real estate loans.
•The ACL related to loans decreased to $5.2 billion, or 2.20% of total loans, at March 31, 2021 compared to $5.9 billion, or 2.46% of total loans, at December 31, 2020. The decrease was primarily related to improvements in macroeconomic factors and lower loans outstanding in the first quarter.
•Net charge-offs were $146 million, or 0.25% of average loans on an annualized basis, in the first quarter of 2021 compared to $212 million, or 0.35%, for the same quarter of 2020.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained our strong capital position.
•The CET1 ratio increased to 12.6% at March 31, 2021 from 12.2% at December 31, 2020.
•Capital benefited from our election of a five-year transition period for CECL's estimated impact on CET1         capital. CECL's estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.
•Common shareholders' equity decreased to $50.3 billion at March 31, 2021, compared to $50.5 billion at December 31, 2020.
•In the first quarter of 2021, PNC returned capital to shareholders through dividends on common shares of $0.5 billion.
4    The PNC Financial Services Group, Inc. – Form 10-Q

•On April 1, 2021, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share payable on May 5, 2021.
•During the first quarter PNC refrained from repurchasing shares and expects to continue to do so for the remainder of the period leading up to the close of our pending BBVA transaction. Following the close, PNC expects to resume repurchases in the second half of 2021.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2021 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the second quarter of 2021 by CCAR-participating bank holding companies. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.

Business Outlook
Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views, as follows:
•The U.S. economy is in an economic recovery, following a very severe but very short economic contraction in the first half of 2020 due to the COVID-19 pandemic and public health measures to contain it.
•Despite the improvement in the economy since the spring of 2020, economic activity remains below its pre-pandemic level and unemployment remains elevated.
•Growth will pick up in the spring of 2021 as vaccine distribution continues and the federal government provides aid to households, small and medium-sized businesses, and state and local governments. PNC expects real GDP to return to its pre-pandemic level in the third quarter of 2021, and employment in the second half of 2022.
•PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25% until at least late 2023.

For the second quarter of 2021 compared to the first quarter of 2021 where appropriate, we expect:
•Average loans to be stable,
•Net interest income to be up approximately 2%,
•Fee income to be up approximately 3% to 5%,
•Other noninterest income to be between $300 million and $350 million,
•Noninterest expense to be stable, and
•Net loan charge-offs to be between $150 million and $200 million.

For the PNC standalone full year 2021, excluding one-time costs related to the BBVA transaction, compared to full year 2020 where appropriate, we expect:
•Average loans to be down approximately 3% to 4%,
•Revenue to be stable,
•Noninterest expense to be stable, and
•The effective tax rate to be 17%.

Assuming a mid-2021 close date and excluding one-time integration costs, we expect the pending BBVA acquisition to be approximately $700 million accretive to PNC’s 2021 pre-tax preprovision net revenue.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2020 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income from continuing operations of $1.8 billion, or $4.10 per diluted common share for the first quarter of 2021 increased $1.1 billion compared to net income from continuing operations of $0.8 billion, or $1.59 per diluted common share, for the first quarter of 2020. The increase was primarily due to a provision recapture, driven by improvements in macroeconomic factors and lower loans outstanding.
The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2021			2020
Three months ended March 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$86,396	1.97%	$426	$84,422	2.78%	$588
Loans	238,135	3.38%	2,006	243,572	4.08%	2,496
Interest-earning deposits with banks	85,410	0.10%	21	17,569	1.27%	56
Other	7,829	2.34%	45	9,468	3.51%	82
Total interest-earning assets/interest income	$417,770	2.40%	2,498	$355,031	3.62%	3,222
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$252,077	0.06%	40	$215,336	0.70%	375
Borrowed funds	35,196	1.09%	95	57,188	2.18%	314
Total interest-bearing liabilities/interest expense	$287,273	0.19%	135	$272,524	1.00%	689
Net interest margin/income (Non-GAAP)		2.27%	2,363		2.84%	2,533
Taxable-equivalent adjustments			(15)			(22)
Net interest income (GAAP)			$2,348			$2,511
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

Net interest income decreased $163 million, or 6%, for the first quarter of 2021 compared to the same period in 2020. The decrease was due to lower yields on earning assets partially offset by lower rates on deposits, higher average earning assets and a decline in borrowing costs and balances. Net interest margin decreased 57 basis points reflecting higher balances held with the Federal Reserve Bank and lower yields on securities and loans, partially offset by lower rates on deposits, lower borrowing costs and balances.

Average investment securities increased $2.0 billion, or 2%. The increase was primarily due to an increase in U.S. treasury and government securities partially offset by lower residential mortgage-backed securities. Average investment securities represented 21% of average interest-earning assets for the first quarter of 2021 compared to 24% for the same period in 2020.

Average loans decreased $5.4 billion, or 2%, primarily due to lower consumer loans, partially offset by higher commercial loans as a result of PPP loan originations. Average loans represented 57% of average interest-earning assets for the first quarter of 2021 compared to 69% for the same period in 2020.

Average interest-earning deposits with banks increased $67.8 billion as average balances held with the Federal Reserve Bank increased due to higher deposits.

Average interest-bearing deposits grew $36.7 billion, or 17% due to overall growth in commercial and consumer liquidity. In total, average interest-bearing deposits increased to 88% of average interest-bearing liabilities compared to 79% for the same period in 2020.

Average borrowed funds decreased $22.0 billion, or 38%, primarily due to a decline in FHLB borrowings reflecting the use of liquidity from deposit growth.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
6    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest Income
Table 3: Noninterest Income

	Three months ended March 31
			Change
Dollars in millions	2021	2020	$	%
Noninterest income
Asset management	$226	$201	$25	12%
Consumer services	384	377	7	2%
Corporate services	555	526	29	6%
Residential mortgage	105	210	(105)	(50)%
Service charges on deposits	119	168	(49)	(29)%
Other	483	343	140	41%
Total noninterest income	$1,872	$1,825	$47	3%

Noninterest income as a percentage of total revenue was 44% for the first quarter of 2021 compared to 42% for the same period in 2020.

Asset management revenue increased due to the impact of higher average equity markets. PNC's discretionary client assets under management increased to $173 billion at March 31, 2021 from $136 billion at March 31, 2020, primarily driven by higher spot equity markets.

Consumer services revenue increased reflecting higher brokerage fees.

Corporate services revenue increased primarily due to higher revenue from commercial mortgage servicing activities, loan commitment fees and treasury management product revenue.

Residential mortgage revenue decreased driven by lower mortgage servicing rights valuation, net of economic hedge.

Service charges on deposits decreased primarily due to lower transaction volumes.

Other noninterest income increased primarily due to higher private equity revenue and capital markets-related revenue, partially offset by lower net securities gains.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended March 31
			Change
Dollars in millions	2021	2020	$	%
Noninterest expense
Personnel	$1,477	$1,369	$108	8%
Occupancy	215	207	8	4%
Equipment	293	287	6	2%
Marketing	45	58	(13)	(22)%
Other	544	622	(78)	(13)%
Total noninterest expense	$2,574	$2,543	$31	1%

The increase in noninterest expense is due to higher personnel expense, reflecting higher deferred compensation and benefits expense, partially offset by lower costs associated with business travel and marketing activity.

Effective Income Tax Rate

The effective income tax rate from continuing operations was 16.9% in the first quarter of 2021 compared to 13.7% in the first quarter of 2020. The increase is primarily due to higher earnings in the first quarter of 2021 and a favorable resolution of certain tax matters in the first quarter of 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended March 31
Dollars in millions	2021	2020
Provision for (recapture of) credit losses
Loans and leases	$(502)	$952
Unfunded lending related commitments	(77)	(47)
Investment securities	26
Other financial assets	2	9
Total provision for (recapture of) credit losses	$(551)	$914

The provision recapture for the first quarter of 2021 reflected improvements in macroeconomic factors and lower loans outstanding.

The Credit Risk Management portion of the Risk Management section of this Financial Review includes additional information regarding factors impacting the provision for (recapture of) credit losses.

Net Income from Discontinued Operations

Net income from discontinued operations was $156 million for the three months ended March 31, 2020. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report.
8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2021	2020	$	%
Assets
Interest-earning deposits with banks	$86,161	$85,173	$988	1%
Loans held for sale	1,967	1,597	370	23%
Investment securities	98,255	88,799	9,456	11%
Loans	237,013	241,928	(4,915)	(2)%
Allowance for loan and lease losses	(4,714)	(5,361)	647	12%
Mortgage servicing rights	1,680	1,242	438	35%
Goodwill	9,317	9,233	84	1%
Other	44,735	44,068	667	2%
Total assets	$474,414	$466,679	$7,735	2%
Liabilities
Deposits	$375,067	$365,345	$9,722	3%
Borrowed funds	33,030	37,195	(4,165)	(11)%
Allowance for unfunded lending related commitments	507	584	(77)	(13)%
Other	11,931	9,514	2,417	25%
Total liabilities	420,535	412,638	7,897	2%
Equity
Total shareholders’ equity	53,849	54,010	(161)	—
Noncontrolling interests	30	31	(1)	(3)%
Total equity	53,879	54,041	(162)	—
Total liabilities and equity	$474,414	$466,679	$7,735	2%

Our balance sheet was strong and well positioned at March 31, 2021 and December 31, 2020.
•Total assets increased as a result of higher investment securities, partially offset by a decrease in loans.
•Total liabilities increased primarily due to deposit growth reflecting customer liquidity accumulation, partially offset by lower borrowed funds.
•Total equity decreased primarily due to lower AOCI and dividends on common and preferred stock, partially offset by higher net income.

The ACL related to loans totaled $5.2 billion at March 31, 2021, a decrease of $0.7 billion since December 31, 2020. The decrease was attributable to lower expected losses within the loan portfolio, resulting in a $0.6 billion provision recapture for credit losses and net charge-offs of $0.1 billion. The provision recapture primarily reflected improvements in macroeconomic factors and lower loans outstanding. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2020 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	March 31	December 31	Change
Dollars in millions	2021	2020	$	%
Commercial
Commercial and industrial	$129,798	$132,073	$(2,275)	(2)%
Commercial real estate	28,319	28,716	(397)	(1)%
Equipment lease financing	6,389	6,414	(25)	—
Total commercial	164,506	167,203	(2,697)	(2)%
Consumer
Home equity	23,493	24,088	(595)	(2)%
Residential real estate	22,418	22,560	(142)	(1)%
Automobile	13,584	14,218	(634)	(4)%
Credit card	5,675	6,215	(540)	(9)%
Education	2,842	2,946	(104)	(4)%
Other consumer	4,495	4,698	(203)	(4)%
Total consumer	72,507	74,725	(2,218)	(3)%
Total loans	$237,013	$241,928	$(4,915)	(2)%

Commercial loans decreased reflecting lower utilization of loan commitments and softer loan demand. At March 31, 2021, PNC had $14.0 billion of PPP loans outstanding, $10.1 billion from the first round of PPP and $3.9 billion from the second round. PPP loans outstanding at December 31, 2020 were $12.0 billion.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Total consumer loans declined as paydowns outpaced new originations.

For information on our home equity and residential real estate portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

Investment Securities

Investment securities of $98.3 billion at March 31, 2021 increased $9.5 billion, or 11%, compared to December 31, 2020, resulting from accelerated purchase activity near the end of the first quarter as the interest rate environment improved. Purchase activity was primarily focused on U.S. Treasury and government agency securities as well as agency residential mortgage-backed securities.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the LCR and other internal and external guidelines and constraints.
10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 8: Investment Securities

	March 31, 2021		December 31, 2020		Ratings (a) as of March 31, 2021
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$26,470	$26,824	$20,616	$21,631	100%
Agency residential mortgage-backed	50,499	51,554	47,355	48,911	100%
Non-agency residential mortgage-backed	1,181	1,424	1,272	1,501	9%	1%	2%	48%	40%
Agency commercial mortgage-backed	2,219	2,284	2,571	2,688	100%
Non-agency commercial mortgage-backed (c)	4,191	4,236	3,678	3,689	88%	1%	1%	4%	6%
Asset-backed (d)	5,969	6,041	5,060	5,150	94%	1%		5%
Other (e)	5,733	5,995	5,061	5,393	58%	25%	15%		2%
Total investment securities (f)	$96,262	$98,358	$85,613	$88,963	95%	2%	1%	1%	1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for securities.
(b)Amortized cost is presented net of applicable allowance for securities of $108 million and $82 million at March 31, 2021 and December 31, 2020, in accordance with the adoption of the CECL accounting standard.
(c)Collateralized primarily by retail properties, office buildings, lodging properties and multifamily housing.
(d)Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(e)Includes state and municipal securities.
(f)Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 8 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements of this Report for additional details regarding the amount of the allowance for investment securities, respectively.

The duration of investment securities was 3.8 years at March 31, 2021. We estimate that at March 31, 2021 the effective duration of investment securities was 4.1 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.3 years at March 31, 2021 compared to 3.4 years at December 31, 2020.

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2021	Years
Agency residential mortgage-backed	4.2
Non-agency residential mortgage-backed	6.4
Agency commercial mortgage-backed	4.5
Non-agency commercial mortgage-backed	2.3
Asset-backed	2.6

Additional information regarding our investment securities is included in Note 3 Investment Securities and Note 11 Fair Value in the Notes To Consolidated Financial Statements included in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 10: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2021	2020	$	%
Deposits
Noninterest-bearing	$120,641	$112,637	$8,004	7%
Interest-bearing
Money market	55,799	59,737	(3,938)	(7)%
Demand	93,840	92,294	1,546	2%
Savings	85,974	80,985	4,989	6%
Time deposits	18,813	19,692	(879)	(4)%
Total interest-bearing deposits	254,426	252,708	1,718	1%
Total deposits	375,067	365,345	9,722	3%
Borrowed funds
Federal Home Loan Bank borrowings	1,500	3,500	(2,000)	(57)%
Bank notes and senior debt	22,139	24,271	(2,132)	(9)%
Subordinated debt	6,241	6,403	(162)	(3)%
Other	3,150	3,021	129	4%
Total borrowed funds	33,030	37,195	(4,165)	(11)%
Total funding sources	$408,097	$402,540	$5,557	1%

Total deposits increased reflecting growth in consumer deposits primarily driven by government stimulus payments.

Borrowed funds decreased due to lower bank notes and senior debt as well as lower FHLB borrowings reflecting the use of liquidity from deposit growth.

The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth, and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2021 liquidity and capital activities. See Note 10 Borrowed Funds in the Notes to Consolidated Financial Statements in Item 8 of our 2020 Form 10-K for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity was $53.8 billion at March 31, 2021, a decrease of $0.2 billion compared to December 31, 2020. The decrease resulted from lower AOCI of $1.5 billion reflecting the impact of higher rates on net unrealized securities gains and common and preferred stock dividends of $0.5 billion, partially offset by net income of $1.8 billion.

During the first quarter, PNC refrained from repurchasing shares and expects to continue to do so for the remainder of the period leading up to the close of our pending BBVA transaction. Following the close, PNC expects to resume repurchases in the second half of 2021.

12    The PNC Financial Services Group, Inc. – Form 10-Q

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional information.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 72 in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

The PNC Financial Services Group, Inc. – Form 10-Q 13

Retail Banking

Retail Banking's core strategy is to help all of our consumer and small business customers move financially forward. We aim to grow our primary checking and transaction relationships through strong acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 11: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$1,362	$1,456	$(94)	(6)%
Noninterest income	654	788	(134)	(17)%
Total revenue	2,016	2,244	(228)	(10)%
Provision for (recapture of) credit losses	(257)	445	(702)	(158)%
Noninterest expense	1,476	1,528	(52)	(3)%
Pretax earnings	797	271	526	194%
Income taxes	183	62	121	195%
Noncontrolling interest	7	8	(1)	(13)%
Earnings	$607	$201	$406	202%
Average Balance Sheet
Loans held for sale	$891	$779	$112	14%
Loans
Consumer
Home equity	$21,833	$22,736	$(903)	(4)%
Residential real estate	17,468	17,964	(496)	(3)%
Automobile	13,890	17,096	(3,206)	(19)%
Credit card	5,819	7,207	(1,388)	(19)%
Education	2,938	3,343	(405)	(12)%
Other consumer	1,898	2,533	(635)	(25)%
Total consumer	63,846	70,879	(7,033)	(10)%
Commercial	13,743	10,524	3,219	31%
Total loans	$77,589	$81,403	$(3,814)	(5)%
Total assets	$92,891	$97,062	$(4,171)	(4)%
Deposits
Noninterest-bearing demand	$44,845	$32,225	$12,620	39%
Interest-bearing demand	54,269	42,865	11,404	27%
Money market	24,198	22,866	1,332	6%
Savings	75,180	62,781	12,399	20%
Certificates of deposit	9,742	12,233	(2,491)	(20)%
Total deposits	$208,234	$172,970	$35,264	20%
Performance Ratios
Return on average assets	2.65%	0.84%
Noninterest income to total revenue	32%	35%
Efficiency	73%	68%
14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for three months ended March 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Supplemental Noninterest Income Information
Consumer services	$368	$372	$(4)	(1)%
Residential mortgage	$105	$210	$(105)	(50)%
Service charges on deposits	$119	$166	$(47)	(28)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$117	$118	$(1)	(1)%
Serviced portfolio acquisitions	$7	$2	$5	250%
MSR asset value (b)	$1.0	$0.6	$0.4	67%
MSR capitalization value (in basis points) (b)	83	51	32	63%
Servicing income: (in millions)
Servicing fees, net (c)	$5	$44	$(39)	(89)%
Mortgage servicing rights valuation, net of economic hedge	$14	$101	$(87)	(86)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.3	$3.2	$1.1	34%
Loan sale margin percentage	3.28%	3.16%
Percentage of originations represented by:
Purchase volume (d)	34%	36%
Refinance volume	66%	64%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	66%	59%
Digital consumer customers (f)	79%	71%
Credit-related statistics
Nonperforming assets	$1,229	$1,011	$218	22%
Net charge-offs - loans and leases	$108	$166	$(58)	(35)%
Other statistics
ATMs	8,874	9,048	(174)	(2)%
Branches (g)	2,137	2,277	(140)	(6)%
Brokerage account client assets (in billions) (h)	$61	$49	$12	24%
(a)Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the three months ended.
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

Retail Banking earnings for the first quarter of 2021 increased $406 million, or 202%, compared with the first quarter of 2020. The increase was attributable to a provision recapture and lower noninterest expense, partially offset by a decline in total revenue.

Net interest income decreased primarily due to narrower interest rate spreads on the value of deposits and loans, as well as declines in average loan balances, partially offset by growth in average deposit balances.
Noninterest income decreased largely due to declines in residential mortgage revenue, driven by lower revenue from residential mortgage servicing rights valuation, net of economic hedge and lower service charges on deposits driven primarily by lower overdraft instances as a result of higher average deposit account balances due to government stimulus. The decrease in noninterest income was partially offset by the favorable impact of derivative fair value adjustments related to Visa Class B common shares in the first quarter of 2021.

Provision recapture in the first three months of 2021 was driven by improvements in macroeconomic factors and lower loans outstanding.

Noninterest expense decreased primarily as a result of lower customer related transaction costs, personnel, and marketing expenses, partially offset by increased technology investments.
The PNC Financial Services Group, Inc. – Form 10-Q 15

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first three months of 2021, average total deposits increased compared to the same period in 2020 primarily driven by growth in demand and savings deposits which benefited from the impact of government stimulus payments and lower consumer spending due to the pandemic. Savings and demand deposits also increased due, in part, to a shift from money market deposits to relationship-based savings products.

Retail Banking average total loans decreased in the first three months of 2021 compared with the same period in 2020:
•Average auto loan balances declined due to impacts of the pandemic on the auto industry and proactive credit tightening.
•Average credit card balances decreased due to credit tightening actions taken as a result of the pandemic combined with changes in customer behavior resulting in lower consumer spending and higher balance paydowns driven by government stimulus.
•Average home equity loans decreased as paydowns and payoffs exceeded new originated volume.
•Average other consumer loans declined driven by lower originations due to the pandemic and the effects of government stimulus and credit tightening.
•Average residential real estate loans decreased due to paydowns outpacing originations.
•Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.
•Average commercial loans increased primarily due to PPP loans.

Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network and began offering our digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and services, beyond deposits and withdrawals. In 2020, we expanded into three new markets, Boston, Houston and Nashville and opened seventeen new solution centers. In the first quarter of 2021 we opened three new solution centers, bringing the total open solution centers to 25 within our existing markets of Boston, Dallas/Fort Worth, Houston, Kansas City and Nashville. We also offer digital unsecured installment and small business loans in the expansion markets. Beginning in mid-2021, we expect the BBVA acquisition will accelerate our Retail National expansion efforts to become a coast-to-coast Retail Bank.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In April 2021, we announced our Low Cash ModeSM Virtual Wallet® feature which will give all Virtual Wallet® customers the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts, and controls to choose whether to return certain debits rather than the bank making the decision. During our pre-launch pilot to nearly 20,000 Virtual Wallet® customers, overdraft fees were collectively reduced by more than 60 percent. As a result of these changes, we expect to help Virtual Wallet® customers avoid $125 to $150 million in overdraft fees annually. Our full year 2021 revenue outlook anticipated this fee reduction, and as a result is not impacted by this change. See the Executive Summary section in this Financial Review for additional information on our business outlook.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result have closed 29 branches in the first three months of 2021 consistent with our plan.
•Approximately 79% of consumer customers used non-teller channels for the majority of their transactions in the first three months of 2021 compared with 71% in 2020, in part reflecting consumer transaction behavior changes during the pandemic.
•Deposit transactions via ATM and mobile channels increased to 66% of total deposit transactions in the first three months of 2021 from 59% in 2020, in part reflecting consumer transaction behavior changes during the pandemic.

Retail Banking completed its multi-year initiative to redesign the home lending process, including integrating mortgage and home equity lending into a common platform. Technology enhancements have supported increased residential mortgage origination volume. In addition, we enhanced the home equity origination process to make it easier and to reach additional customers by offering the product in new states. The enhanced product is currently available in 43 states and we are moving toward offering the product in most of the remaining states in 2021. Additional improvements for both mortgage and home equity are planned to continue throughout 2021.

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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions	2021	2020	$	%
Income Statement
Net interest income	$1,001	$966	$35	4%
Noninterest income	807	694	113	16%
Total revenue	1,808	1,660	148	9%
Provision for (recapture of) credit losses	(282)	458	(740)	(162)%
Noninterest expense	711	722	(11)	(2)%
Pretax earnings	1,379	480	899	187%
Income taxes	318	110	208	189%
Noncontrolling interest	3		3	*
Earnings	$1,058	$370	$688	186%
Average Balance Sheet
Loans held for sale	$691	$395	$296	75%
Loans
Commercial
Commercial and industrial	$114,944	$117,288	$(2,344)	(2)%
Commercial real estate	27,182	26,589	593	2%
Equipment lease financing	6,332	7,066	(734)	(10)%
Total commercial	148,458	150,943	(2,485)	(2)%
Consumer	9	9	—	—
Total loans	$148,467	$150,952	$(2,485)	(2)%
Total assets	$170,531	$172,502	$(1,971)	(1)%
Deposits
Noninterest-bearing demand	$66,666	$40,651	$26,015	64%
Interest-bearing demand	28,118	21,101	7,017	33%
Money market	33,182	28,468	4,714	17%
Other	8,368	7,868	500	6%
Total deposits	$136,334	$98,088	$38,246	39%
Performance Ratios
Return on average assets	2.52%	0.87%
Noninterest income to total revenue	45%	42%
Efficiency	39%	43%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$494	$491	$3	1%
Capital Markets (b)	$403	$344	$59	17%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$30	$29	$1	3%
Commercial mortgage loan servicing income (d)	90	69	21	30%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	17	20	(3)	(15)%
Total	$137	$118	$19	16%
MSR asset value (f)	$702	$477	$225	47%
Average Loans by C&IB business
Corporate Banking	$74,459	$78,057	$(3,598)	(5)%
Real Estate	38,395	37,368	1,027	3%
Business Credit	21,552	23,251	(1,699)	(7)%
Commercial Banking	10,807	7,784	3,023	39%
Other	3,254	4,492	(1,238)	(28)%
Total average loans	$148,467	$150,952	$(2,485)	(2)%
Credit-related statistics
Nonperforming assets (f)	$658	$508	$150	30%
Net charge-offs - loans and leases	$44	$50	$(6)	(12)%
*- Not Meaningful
The PNC Financial Services Group, Inc. – Form 10-Q 17

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
(f)As of March 31.

Corporate & Institutional Banking earnings for the first quarter of 2021 increased $688 million, or 186%, compared with the first quarter of 2020 driven by a provision recapture and higher total revenue.

Net interest income increased in the comparison primarily due to higher average deposit balances and wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Growth in noninterest income in the comparison reflected broad-based increases in capital markets-related revenue, treasury management product revenue and revenue from commercial mortgage banking activities.

Provision recapture in the first three months of 2021 was driven by improvements in macroeconomic factors and lower loans outstanding.

Nonperforming assets at March 31, 2021 increased over the comparative period of 2020 primarily due to higher nonperforming commercial real estate loans, reflecting the impacts of the pandemic.

Noninterest expense decreased in the comparison and included lower costs associated with business travel.

Average loans decreased compared with the three months ended March 31, 2020 due to declines in Corporate Banking and Business Credit, partially offset by increases in Commercial Banking and Real Estate:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business declined reflecting lower average utilization of loan commitments, partially offset by new production, including PPP loan originations.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by marketable collateral. Average loans for this business declined primarily driven by lower average utilization of loan commitments, partially offset by new production, including PPP loan originations.
•Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by PPP loan originations, partially offset by lower average utilization of loan commitments and softer new production.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting higher multifamily agency warehouse lending and higher project loans.

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

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We executed on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, we expect the BBVA acquisition to accelerate our expansion efforts across the Southwest, but this has not changed our strategy regarding our de novo expansion efforts. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

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
18    The PNC Financial Services Group, Inc. – Form 10-Q

Other Information section in Table 12 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first three months of 2020, treasury management revenue was relatively unchanged as higher deposit balances and higher noninterest income was mostly offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was primarily driven by higher fixed income trading, equity capital market advisory fees and underwriting fees, partially offset by lower customer-related derivative fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage servicing income.

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

Table 13: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$93	$88	$5	6%
Noninterest income	229	204	25	12%
Total revenue	322	292	30	10%
Provision for (recapture of) credit losses	(9)	3	(12)	*
Noninterest expense	202	219	(17)	(8)%
Pretax earnings	129	70	59	84%
Income taxes	30	16	14	88%
Earnings	$99	$54	$45	83%
Average Balance Sheet
Loans
Consumer
Residential real estate	$3,635	$2,385	$1,250	52%
Other consumer	4,008	4,052	(44)	(1)%
Total consumer	7,643	6,437	1,206	19%
Commercial	756	856	(100)	(12)%
Total loans	$8,399	$7,293	$1,106	15%
Total assets	$8,873	$7,801	$1,072	14%
Deposits
Noninterest-bearing demand	$1,754	$1,468	$286	19%
Interest-bearing demand	9,104	6,850	2,254	33%
Money market	1,520	1,709	(189)	(11)%
Savings	7,747	7,197	550	8%
Other	454	847	(393)	(46)%
Total deposits	$20,579	$18,071	$2,508	14%
Performance Ratios
Return on average assets	4.52%	2.81%
Noninterest income to total revenue	71%	70%
Efficiency	63%	75%
Supplemental Noninterest Income Information
Asset management fees	$226	$201	$25	12%
Other Information
Nonperforming assets (a)	$68	$34	$34	100%
Net charge-offs (recoveries) - loans and leases		$(1)	$(1)	(100)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$173	$136	$37	27%
Nondiscretionary client assets under administration	161	128	33	26%
Total	$334	$264	$70	27%
Discretionary client assets under management
Personal	$110	$84	$26	31%
Institutional	63	52	11	21%
Total	$173	$136	$37	27%
* - Not meaningful
(a)As of March 31.
(b)Excludes brokerage account client assets.

Asset Management Group earnings for the first quarter of 2021 increased $45 million, or 83%, compared with the first quarter of 2020. The increase was attributable to a provision recapture, higher revenue and lower noninterest expense.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income increased due to growth in average loan and deposit balances and wider interest rate spreads on loans, partially offset by narrower interest rate spreads on the value of deposits.

The increase in noninterest income was primarily attributable to increases in the average equity markets.

Noninterest expense declined due to intangible asset amortization run-off and lower costs associated with business travel.

Provision recapture in the first three months of 2021 was driven by improvements in macroeconomic factors.

Asset Management Group’s discretionary client assets under management increased in comparison to the prior year primarily attributable to the higher equity markets as of March 31, 2021.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

Personal Wealth Management has nearly 100 offices operating in six out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The business provides customized investments, planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and fiduciary retirement advisory services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities, and non-profits.

We expect that the BBVA acquisition will allow meaningful opportunities to grow the Asset Management Group segment by entering into new markets for both the Personal Wealth Management and Institutional Asset Management businesses.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2020 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessment, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2020 Form 10-K provides an analysis of the firm's Capital Management and our key areas of risk, which include but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security).

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

The PNC Financial Services Group, Inc. – Form 10-Q 21

Loan Portfolio Characteristics and Analysis
Table 14: Details of Loans
In billions
We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 1 of this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% of our total loan portfolio at both March 31, 2021 and December 31, 2020. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

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

Table 15: Commercial and Industrial Loans by Industry

	March 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Retail/wholesale trade	$20,349	16%	$20,218	15%
Manufacturing	20,032	15	20,712	16
Service providers	19,403	15	19,419	15
Financial services	13,382	10	14,909	11
Real estate related (a)	13,052	10	13,369	10
Health care	8,741	7	8,987	7
Transportation and warehousing	6,751	5	7,095	5
Other industries	28,088	22	27,364	21
Total commercial and industrial loans	$129,798	100%	$132,073	100%
(a) Represents loans to customers in the real estate and construction industries.

22    The PNC Financial Services Group, Inc. – Form 10-Q

The decrease in commercial and industrial loans compared to December 31, 2020 reflects lower utilization of loan commitments and softer loan demand. Amounts include $14.0 billion of PPP loans outstanding at March 31, 2021, $10.1 billion from the first round of PPP and $3.9 billion from the second round. PPP loans outstanding at December 31, 2020 totaled $12.0 billion. For additional information on PPP lending, see the COVID-19 Relief section within Item I of our 2020 Form 10-K.

See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $17.0 billion related to commercial mortgages, $6.5 billion of real estate project loans and $4.8 billion of intermediate term financing loans as of March 31, 2021. Comparable amounts as of December 31, 2020 were $17.3 billion, $6.3 billion and $5.1 billion, respectively.
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
The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$4,367	15%	$4,458	16%
Florida	2,954	10	2,991	10
Texas	1,977	7	2,031	7
Maryland	1,741	6	1,770	6
Virginia	1,571	6	1,586	6
Pennsylvania	1,410	5	1,425	5
Ohio	1,190	4	1,247	4
New Jersey	1,051	4	1,117	4
Illinois	895	3	900	3
North Carolina	805	3	851	3
Other	10,358	37	10,340	36
Total commercial real estate loans	$28,319	100%	$28,716	100%
Property Type
Multifamily	$9,683	34%	$9,617	33%
Office	7,546	27	7,691	27
Retail	3,308	12	3,490	12
Industrial/warehouse	1,952	7	1,999	7
Hotel/motel	1,900	7	1,954	7
Seniors housing	1,434	5	1,417	5
Mixed use	805	3	835	3
Other	1,691	5	1,713	6
Total commercial real estate loans	$28,319	100%	$28,716	100%
(a)    Presented in descending order based on loan balances at March 31, 2021.

Commercial High Impact Industries
In light of the economic circumstances related to COVID-19, we are continuing to evaluate and monitor our entire commercial portfolio for elevated levels of credit risk; however, the industry sectors that have been and we believe will continue to be most likely impacted by the effects of the pandemic are:
•Non-real estate related
•Leisure recreation: restaurants, casinos, hotels, convention centers
•Non-essential retail: retail excluding auto, gas, staples
•Healthcare facilities: elective, private practices
•Consumer services: religious organizations, childcare
•Leisure travel: cruise, airlines, other travel/transportation
The PNC Financial Services Group, Inc. – Form 10-Q 23

•Other impacted areas: shipping, senior living, specialty education

•Real estate related
•Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants
•Hotel: full service, limited service, extended stay
•Seniors housing: assisted living, independent living

As of March 31, 2021, our outstanding loan balances in these industries totaled $17.1 billion, or approximately 7% of our total loan portfolio, while additional unfunded loan commitments totaled $11.0 billion. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we do expect to see continued stress.
In our non-real estate related category we have $9.9 billion in loans outstanding, $2.6 billion of which are funded through the PPP and guaranteed by the SBA. Nonperforming loans in these industries totaled $0.1 billion, or 1% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.3 billion at March 31, 2021 with the greatest stress seen in the leisure recreation and leisure travel sectors.

Within the real estate related category we have $7.2 billion in loans outstanding, which includes real estate projects of $4.8 billion and unsecured real estate of $2.4 billion. Nonperforming loans in these industries totaled $0.1 billion at March 31, 2021, or 1% of total loans outstanding in the commercial real estate related category, driven primarily by one real estate investment trust. In this category, we continue to see substantial stress in the non-essential retail and hotel segments.

Oil and Gas Loan Portfolio
We are also monitoring our oil and gas portfolio closely for elevated levels of credit risk given the continued pressures on the energy industry. As of March 31, 2021, our outstanding loans in the oil and gas sector totaled $3.0 billion, or 1.0% of total loans.This portfolio comprised approximately $1.3 billion in the midstream and downstream sectors, $0.9 billion of oil services companies and $0.8 billion related to exploration and production companies. Of the oil services category, approximately $0.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of March 31, 2021 totaled $0.1 billion, or 3% of total loans outstanding in this sector. Additional unfunded loan commitments for the oil and gas portfolio totaled $7.2 billion at March 31, 2021.

Consumer

Home Equity
Home equity loans comprised $12.6 billion of primarily variable-rate home equity lines of credit and $10.9 billion of closed-end home equity installment loans at March 31, 2021. Comparable amounts were $12.6 billion and $11.5 billion, as of December 31, 2020, respectively.

We track borrower performance monthly, including obtaining original LTVs and updated FICO scores, LTVs and other credit metrics at least quarterly, including the historical performance of any related mortgage loans regardless of whether we hold the lien. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

Newly originated loans over the last twelve months had a weighted-average LTV on originations of 66% and a weighted-average FICO score of 779.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our home equity loans by geography and lien type:

Table 17: Home Equity Loans by Geography and by Lien Type

	March 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,416	23%	$5,602	23%
New Jersey	3,340	14	3,462	14
Ohio	2,647	11	2,753	11
Florida	1,520	6	1,536	6
Michigan	1,350	6	1,398	6
Illinois	1,346	6	1,411	6
Maryland	1,297	6	1,332	6
North Carolina	1,011	4	1,043	4
Kentucky	875	4	922	4
Indiana	779	3	813	3
Other	3,912	17	3,816	17
Total home equity loans	$23,493	100%	$24,088	100%
Lien type
1st lien		64%		63%
2nd lien		36		37
Total		100%		100%
(a)    Presented in descending order based on loan balances at March 31, 2021.

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2021 and December 31, 2020.

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

Newly originated loans that we retained on our balance sheet over the last twelve months had a weighted-average LTV on originations of 67% and a weighted-average FICO score of 777.

The following table presents our residential real estate loans by geography:

Table 18: Residential Real Estate Loans by Geography

	March 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$7,846	35%	$7,828	35%
Florida	1,604	7	1,620	7
New Jersey	1,565	7	1,635	7
Washington	1,160	5	1,104	5
New York	1,042	5	1,020	5
Illinois	1,014	5	1,039	5
Pennsylvania	1,005	4	1,036	5
Maryland	839	4	857	4
Virginia	839	4	864	4
North Carolina	786	4	796	4
Other	4,718	20	4,761	19
Total residential real estate loans	$22,418	100%	$22,560	100%
(a)    Presented in descending order based on loan balances at March 31, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 25

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. The originated nonconforming residential mortgage portfolio at March 31, 2021 had an average original LTV of 68% and an average original FICO score of 776. Our portfolio of originated nonconforming residential mortgage loans totaled $17.9 billion at March 31, 2021 with 41% located in California.

Automobile
Auto loans comprised $12.2 billion in the indirect auto portfolio and $1.4 billion in the direct auto portfolio as of March 31, 2021. Comparable amounts as of December 31, 2020 were $12.7 billion and $1.5 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Key Statistics

	March 31, 2021	December 31, 2020
Weighted-average loan origination FICO score (a)
Indirect auto	793	784
Direct auto	769	768
Weighted-average term of loan originations - in months (a)
Indirect auto	71	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended March 31, 2021 and December 31, 2020, respectively.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 56% new vehicle loans and 44% used vehicle loans at both March 31, 2021 and December 31, 2020.

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

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K for details on our nonaccrual policies.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	March 31, 2021	December 31, 2020	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$749	$923	$(174)	(19)%
Consumer (a)	1,389	1,363	26	2%
Total nonperforming loans	2,138	2,286	(148)	(6)%
OREO and foreclosed assets	41	51	(10)	(20)%
Total nonperforming assets	$2,179	$2,337	$(158)	(7)%
TDRs included in nonperforming loans	$870	$902	$(32)	(4)%
Percentage of total nonperforming loans	41%	39%
Nonperforming loans to total loans	0.90%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.92%	0.97%
Nonperforming assets to total assets	0.46%	0.50%
Allowance for loan and lease losses to nonperforming loans	220%	235%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

The decrease in nonperforming assets at March 31, 2021 was primarily attributable to lower nonperforming commercial loans, partially offset by higher consumer nonperforming loans in the residential real estate and home equity loan classes. See the discussion of Commercial High Impact Industries and the Oil and Gas Loan Portfolio within this Credit Risk Management section for further detail on these industries.

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2021 and 2020:

Table 21: Change in Nonperforming Assets

In millions	2021	2020
January 1	$2,337	$1,752
New nonperforming assets	249	391
Charge-offs and valuation adjustments	(70)	(145)
Principal activity, including paydowns and payoffs	(186)	(158)
Asset sales and transfers to loans held for sale	(86)	(20)
Returned to performing status	(65)	(65)
March 31	$2,179	$1,755

As of March 31, 2021 approximately 97% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses. As of March 31, 2021, commercial nonperforming loans were carried at approximately 75% of their unpaid principal balance, due to charge-offs and interest applied to principal, before consideration of the ALLL.

Within consumer nonperforming loans, residential real estate TDRs comprised 46% of total residential real estate nonperforming loans while home equity TDRs comprised 40% of home equity nonperforming loans at March 31, 2021. Comparable amounts at December 31, 2020 were 47% and 41%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

At March 31, 2021, our largest nonperforming asset was $141 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 17% of total nonperforming assets.

The PNC Financial Services Group, Inc. – Form 10-Q 27

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels may be a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and PCD loans. Amounts exclude loans held for sale.

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the March 31, 2021 and December 31, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance. See the COVID-19 Relief section in Item 1 of our 2020 Form 10-K for more information on the CARES Act and the related interagency guidance.
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31 2021	December 31 2020	Change		March 31 2021	December 31 2020
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$485	$620	$(135)	(22)%	0.20%	0.26%
Accruing loans past due 60 to 89 days	182	234	(52)	(22)%	0.08%	0.10%
Total early stage loan delinquencies	667	854	(187)	(22)%	0.28%	0.35%
Late stage loan delinquencies
Accruing loans past due 90 days or more	479	509	(30)	(6)%	0.20%	0.21%
Total accruing loans past due	$1,146	$1,363	$(217)	(16)%	0.48%	0.56%
(a)Past due loan amounts include government insured or guaranteed loans of $0.6 billion at both March 31, 2021 and December 31, 2020.
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

Troubled Debt Restructurings and Loan Modifications
Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that have been restructured but that meet certain criteria under the CARES Act are not categorized as TDRs. For additional information on the CARES Act, including TDR treatment under the CARES Act and interagency guidance, see the COVID-19 Relief section within Item 1 of our 2020 Form 10-K.
28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides a summary of Troubled Debt Restructurings at March 31, 2021 and December 31, 2020, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	March 31 2021	December 31 2020	Change
Dollars in millions			$	%
Commercial	$500	$528	$(28)	(5)%
Consumer	1,072	1,116	(44)	(4)%
Total TDRs	$1,572	$1,644	$(72)	(4)%
Nonperforming	$870	$902	$(32)	(4)%
Accruing (b)	702	742	(40)	(5)%
Total TDRs	$1,572	$1,644	$(72)	(4)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 41% of total nonperforming loans and 55% of total TDRs at March 31, 2021. Comparable amounts at December 31, 2020 were 39% and 55%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements included in Item 1 of this Report for additional information on TDRs.

Loan Modifications
During the first quarter of 2021, PNC continued to provide relief to our customers from the economic impacts of COVID-19 through a variety of solutions, including additional grants and extensions of loan and lease modifications under our hardship relief programs. We continued to see a reduction in the number of customers in active assistance from the peak in the summer of 2020, which led to additional declines in loans under modification that present credit risk to PNC at March 31, 2021.

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section of this Financial Review for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective as of March 31, 2021.

Under the CARES Act, loan modifications meeting certain criteria qualify the loan for relief from TDR treatment. Loans that do not meet the criteria for TDR relief under the CARES Act may also be evaluated under interagency guidance. For additional information on this criteria, see the Loan Modifications discussion in the Credit Risk Management section within Item 7 of our 2020 Form 10-K.

Consumer Loan Modifications Under Hardship Relief Programs
Our consumer loan modification programs are being granted in response to customer hardships that extended beyond the initial relief period. These loan and line modifications include all hardship related modifications. See the Loan Modifications discussion within Credit Risk Management in Item 7 of our 2020 Form 10-K for additional details.

The following table provides a summary of consumer accounts in active assistance under hardship relief programs that were on our balance sheet at March 31, 2021. Excluded from Table 24 are government insured or guaranteed loans totaling $444 million and $282 million in the Residential real estate and Education loans classes, respectively. These loans present minimal credit risk to PNC.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Table 24: Consumer Loans in Active Hardship Relief Programs (a) (b)

As of March 31, 2021 - Dollars in millions	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)	% Making Payment in Last Payment Cycle
Consumer
Home equity	1,031	$84	0.4%	69.0%
Residential real estate	2,080	540	2.4%	26.0%
Automobile	4,218	105	0.8%	70.7%
Credit card	9,107	60	1.1%	72.4%
Education	4,219	64	2.3%	62.1%
Other consumer	1,244	16	0.4%	74.8%
Total consumer (d)	21,899	$869	1.2%	67.9%
(a) In cases where there have been multiple modifications on an individual loan, regardless of the number of modifications granted, each loan is counted only once in this table.
(b) Amounts include loan modifications that qualify for TDR accounting totaling $145 million.
(c) Based on total loans outstanding at March 31, 2021.
(d) Approximately 84% of these loan balances were secured by collateral at March 31, 2021.

Modifications are considered to have exited active assistance after the modification period has expired or the modification was exited. As of March 31, 2021, approximately 97% of the accruing consumer loans that have exited hardship relief program modifications were current or less than 30 days past due.

See the Credit Risk Management section within Item 7 of our 2020 Form 10-K for information on the TDR impacts of our modification programs.

Allowance for Credit Losses
Our ACL is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases (including residual values), other financial assets and unfunded lending related commitments and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K and the Credit Risk Management section within Item 7 of our 2020 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of March 31, 2021.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our allowance for credit losses by loan class:

Table 25: Allowance for Credit Losses by Loan Class (a)

	March 31, 2021			December 31, 2020
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,815	$129,798	1.40%	$2,300	$132,073	1.74%
Commercial real estate	1,126	28,319	3.98%	880	28,716	3.06%
Equipment lease financing	142	6,389	2.22%	157	6,414	2.45%
Total commercial	3,083	164,506	1.87%	3,337	167,203	2.00%
Consumer
Home equity	239	23,493	1.02%	313	24,088	1.30%
Residential real estate	(17)	22,418	(0.08)%	28	22,560	0.12%
Automobile	344	13,584	2.53%	379	14,218	2.67%
Credit card	693	5,675	12.21%	816	6,215	13.13%
Education	112	2,842	3.94%	129	2,946	4.38%
Other consumer	260	4,495	5.78%	359	4,698	7.64%
Total consumer	1,631	72,507	2.25%	2,024	74,725	2.71%
Total	4,714	$237,013	1.99%	5,361	$241,928	2.22%
Allowance for unfunded lending related commitments	507			584
Allowance for credit losses	$5,221			$5,945
Allowance for credit losses to total loans			2.20%			2.46%
Commercial			2.12%			2.29%
Consumer			2.39%			2.84%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $136 million and $109 million at March 31, 2021 and December 31, 2020, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2021
Commercial
Commercial and industrial	$59	$14	$45	0.14%
Commercial real estate	5	1	4	0.06%
Equipment lease financing	5	3	2	0.13%
Total commercial	69	18	51	0.13%
Consumer
Home equity	7	17	(10)	(0.17)%
Residential real estate	4	5	(1)	(0.02)%
Automobile	52	38	14	0.41%
Credit card	69	12	57	3.97%
Education	5	2	3	0.41%
Other consumer	37	5	32	2.84%
Total consumer	174	79	95	0.53%
Total	$243	$97	$146	0.25%
2020
Commercial
Commercial and industrial	$78	$18	$60	0.19%
Commercial real estate		4	(4)	(0.06)%
Equipment lease financing	5	2	3	0.17%
Total commercial	83	24	59	0.14%
Consumer
Home equity	11	14	(3)	(0.05)%
Residential real estate	2	4	(2)	(0.04)%
Automobile	84	35	49	1.15%
Credit card	78	8	70	3.90%
Education	6	2	4	0.48%
Other consumer	40	5	35	2.83%
Total consumer	221	68	153	0.77%
Total	$304	$92	$212	0.35%

Total net charge-offs decreased $66 million, or 31%, for the first three months of 2021 compared to the same period in 2020, primarily driven by decreases in the commercial and industrial, automobile, and credit card loan classes.

See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements in Item 1 of this Report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2020 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s HQLA, as defined and calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%, thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of March 31, 2021, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

32    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $375.1 billion at March 31, 2021 from $365.3 billion at December 31, 2020, driven by growth in both noninterest-bearing and interest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At March 31, 2021, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $96.0 billion and securities available for sale totaling $96.8 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $21.7 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $0.1 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Report and Note 10 Borrowed Funds in Item 8 of our 2020 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2021
January 1	$30.7
Issuances
Calls and maturities	(1.7)
Other	(0.6)
March 31	$28.4
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2021, PNC Bank had $17.6 billion of notes outstanding under this program of which $12.6 billion were senior bank notes and $5.0 billion were subordinated bank notes.

On March 30, 2021, PNC Bank redeemed $1.25 billion of outstanding Senior Notes with an original scheduled maturity date of April 29, 2021. The securities had a distribution rate of 2.150%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of March 30, 2021.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2021, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $81.8 billion. In March 2021, the Federal Reserve extended its PPP Liquidity Facility to June 30, 2021. For additional information on this special liquidity facility see the Recent Regulatory Developments section of this Report.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of March 31, 2021, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank, or through issuing senior unsecured notes.

The PNC Financial Services Group, Inc. – Form 10-Q 33

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

As of March 31, 2021, available parent company liquidity totaled $14.2 billion. Parent company liquidity is primarily held in intercompany cash. Investments with longer durations may also be acquired, and if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.2 billion at March 31, 2021. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2020 Form 10-K for a further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of March 31, 2021, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant to which we can issue additional debt, equity and other capital instruments. See Note 16 Subsequent Events for information on the April 2021 issuance of $1.0 billion of senior notes by the parent company.

Parent company senior and subordinated debt outstanding totaled $10.2 billion and $10.6 billion at March 31, 2021 and December 31, 2020, respectively.

PNC will use approximately $11.6 billion of parent company cash to acquire BBVA.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section in our 2020 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments in the Notes To Consolidated Financial Statements of this Report.

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
34    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit ratings for PNC and PNC Bank as of March 31, 2021:
Table 28: Credit Ratings for PNC and PNC Bank

March 31, 2021
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities, including additional information on our previous CCAR submissions and capital plans, is included in the Capital Management portion of the Risk Management section in our 2020 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

We paid dividends on common stock of $0.5 billion during the first quarter of 2021. On April 1, 2021, the PNC board of directors declared a quarterly cash dividend on common stock of $1.15 per share payable on May 5, 2021.

During the first quarter, we refrained from repurchasing shares and expect to continue to do so for the remainder of the period leading up to the close of our pending BBVA transaction. Following the close, we expect to resume repurchases in the second half of 2021.

The Federal Reserve has also imposed special limitations on dividends and share repurchases by CCAR-participating BHCs. These restrictions limit increases in dividends and generally restrict dividends and share repurchases to an amount based on income over the past year. For a firm with capital levels above those required by the current round of stress tests, these restrictions will end on June 30, 2021. Firms that fall below any of their minimum risk-based requirements in the stress tests will remain subject to the additional restrictions for three extra months, through September 30, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 35

Table 29: Basel III Capital

	March 31, 2021
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$927	$927
Retained earnings	$49,168	$48,113
Goodwill, net of associated deferred tax liabilities	$(9,109)	$(9,109)
Other disallowed intangibles, net of deferred tax liabilities	$(191)	$(191)
Other adjustments/(deductions)	$(36)	$(42)
Common equity Tier 1 capital	$40,759	$39,698
Additional Tier 1 capital
Preferred stock plus related surplus	$3,518	$3,518
Tier 1 capital	$44,277	$43,216
Additional Tier 2 capital
Qualifying subordinated debt	$3,498	$3,498
Trust preferred capital securities	$20
Eligible credit reserves includable in Tier 2 capital	$4,019	$4,019
Total Basel III capital	$51,814	$50,733
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$323,630	$322,649
Average quarterly adjusted total assets	$457,588	$456,526
Supplementary leverage exposure (d)	$437,601	$546,241
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	12.6%	12.3%
Tier 1	13.7%	13.4%
Total (f)	16.0%	15.7%
Leverage (g)	9.7%	9.5%
Supplementary leverage ratio (d)	10.1%	7.9%
(a)The ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision.
(b)The ratios are calculated to reflect the full impact of CECL and the expiration of the final SLR rule that temporarily revised the calculation of supplementary leverage exposure (the denominator of the SLR).
(c)Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(d)As of March 31, 2021, the BHC's Supplementary leverage exposure and Supplementary leverage ratio reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account both on balance sheets assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.
(e)All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.
(f)The Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $20 million that are subject to a phase-out period that runs through 2021.
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
The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years. PNC elected to adopt this optional transition provision effective as of March 31, 2020. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.
In response to the economic conditions caused by the pandemic, the Federal Reserve has adopted a final rule that revises, on a temporary basis, the calculation of supplementary leverage exposure (the denominator of the SLR) by BHCs to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. The rule was effective as of April 14, 2020 and remained in effect through March 31, 2021. The OCC also has permitted national banks to exclude such on-balance sheet amounts
36    The PNC Financial Services Group, Inc. – Form 10-Q

from the bank’s supplementary leverage exposure, provided the bank agrees to obtain OCC approval of capital distributions during the effective period of the exclusion. PNC Bank has not elected to take advantage of this OCC rule.

At March 31, 2021, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2021 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2020 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management Section in our 2020 Form 10-K for additional discussion regarding market risk.

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
Sensitivity results and market interest rate benchmarks for the first quarter of 2021 and 2020 follow.

Table 30: Interest Sensitivity Analysis

	First Quarter 2021	First Quarter 2020
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	4.8%	1.4%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	12.1%	6.1%
Key Period-End Interest Rates
One-month LIBOR	0.11%	0.99%
Three-month LIBOR	0.19%	1.45%
Three-year swap	0.51%	0.46%
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

The PNC Financial Services Group, Inc. – Form 10-Q 37

Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios

	March 31, 2021
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	0.0%	0.8%	(2.1)%
Second year sensitivity	1.3%	4.7%	(6.7)%

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
Table 32: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2021 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

As discussed in Item 1A Risk Factors in our 2020 Form 10-K, the planned discontinuance of the requirement that banks submit rates for the calculation of LIBOR after 2023 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations, and other financial instruments that use LIBOR as a reference rate. The transition from LIBOR as an interest rate benchmark will subject PNC, like other financial participants, to financial, legal, operational, and reputational risks.

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

Key efforts in 2020 included:
•Enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts,
•Making preparations for internal operational readiness,
•Making necessary enhancements to PNC's infrastructure, including systems, models, valuation tools and processes,
38    The PNC Financial Services Group, Inc. – Form 10-Q

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

In addition, in the third quarter of 2020, PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR in line with Fannie Mae and Freddie Mac requirements. Plans are in place to begin offering private student loans and portfolio loans using non-LIBOR rates in the second quarter of 2021. PNC has provided regular updates to Federal Reserve, OCC and Federal Deposit Insurance Corporation examination staff regarding its LIBOR cessation and transition plans.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. VaR is calculated for each of the portfolios that comprise our customer related trading activities of which the majority are covered positions as defined by the Market Risk Rule. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2020 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer related trading revenue was $111 million for the three months ended March 31, 2021 compared to $71 million for the same period in 2020. The increase was primarily due to improved client related trading results as 2020 was negatively impacted by liquidity concerns and market volatility related to the pandemic.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	March 31 2021	December 31 2020	Change
Dollars in millions			$	%
Tax credit investments	$2,808	$2,870	$(62)	(2)%
Private equity and other	3,578	3,182	396	12%
Total	$6,386	$6,052	$334	6%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $1.4 billion at both March 31, 2021 and December 31, 2020. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2020 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The majority of our other equity investments consists of our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity
The PNC Financial Services Group, Inc. – Form 10-Q 39

investments carried at estimated fair value totaled $1.5 billion at both March 31, 2021 and December 31, 2020. As of March 31, 2021, $1.3 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2020 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the March 31, 2021 per share closing price of $211.73 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.2 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2020 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $38 million at March 31, 2021 and were not significant at March 31, 2020.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in our Notes To Consolidated Financial Statements in our 2020 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 1 of this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

The U.S. Government continues to take action in order to aid businesses and consumers financially impacted by COVID-19, facilitate the orderly functioning of financial markets, and assist banking organizations in being able to meet the credit and other banking needs of their customers and communities. In March 2021, President Biden signed the American Rescue Plan (The American Rescue Plan Act of 2021), which provides an additional $1.9 trillion in relief. Among other things, the American Rescue Plan provides for stimulus payments of up to $1,400 per-person, funding for various housing and education programs, grants to small businesses, extension of expanded unemployment benefits, and expansion of the child tax credit. The President also signed the PPP Extension Act of 2021, which extends the PPP application deadline to May 31, 2021, and extends the PPP authorization through June 30, 2021, to provide the SBA additional time to process applications received by the application deadline. PNC continues to participate in the PPP and assist customers with their PPP loans.

In March 2021, the Federal Reserve extended its PPP Liquidity Facility by three months to June 30, 2021. The PPP Liquidity Facility extends term credit to financial institutions making PPP loans, accepting the PPP loans as collateral. The other currently active Federal Reserve liquidity facilities—the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility—expired on March 31, 2021.

Capital, Capital Planning and Liquidity
In March 2021, the Federal Reserve announced that its temporary modifications to the SLR to exclude U.S. Treasury securities and central bank reserves would expire on March 31, 2021. The temporary modifications had allowed BHCs like PNC to exclude U.S. Treasury securities and balances held at Federal Reserve Banks from the BHCs’ total leverage exposure for purposes of calculating its SLR. The Federal Reserve also announced that it would seek comment on measures to ensure the SLR remains effective in an environment of higher reserves.

40    The PNC Financial Services Group, Inc. – Form 10-Q

Separately, the Federal Reserve extended the temporary and additional restrictions on BHC dividends and share repurchases that it put in place as a result of ongoing economic uncertainty from COVID-19. These restrictions limit increases in dividends and generally restrict dividends and share repurchases to an amount based on income over the past year. For a firm with capital levels above those required by the current round of stress tests, these restrictions will end on June 30, 2021. Firms that fall below any of their minimum risk-based requirements in the stress tests will remain subject to the additional restrictions for three extra months, through September 30, 2021.

Other Developments
In April 2021, the CFPB proposed a set of rule changes intended to prevent foreclosures as the emergency federal foreclosure protections expire. The CFPB’s proposal would provide a special pre-foreclosure review period that would generally prohibit servicers from starting foreclosure until after December 31, 2021, permit servicers to offer certain streamlined loan modification options to borrowers with COVID-19-related hardships based on the evaluation of an incomplete application, and make temporary changes to certain required servicer communications that borrowers receive regarding their options. Comments on the proposal are due by May 10, 2021.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in our 2020 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and fair value measurements are described in Critical Accounting Estimates and Judgments in Item 7 of our 2020 Form 10-K. The following details the critical estimates and judgments around the ACL.

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases (including residual values), other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions, to interpret these factors to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology limitations. The ACL estimates are therefore susceptible to various factors, including, but not limited to, the following major factors:
•Current economic conditions and borrower quality: Our forecast of expected losses depends on economic conditions and portfolio quality as of the estimation date. As current economic conditions evolve, forecasted losses could be materially affected.
•Scenario weights and design: Our loss estimates are sensitive to the shape, direction and rate of change of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Change to probability weights assigned to these scenarios and timing of peak business cycles reflected by the scenarios could materially affect our loss estimates.
•Portfolio volume and mix: Changes to portfolio volume and mix could materially affect our estimates, as CECL reserves would be recognized upon origination or acquisition.

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1
Accounting Policies in our 2020 Form 10-K.

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

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation
The PNC Financial Services Group, Inc. – Form 10-Q 41

within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s RAC and the committee determines and approves CECL scenarios' weights for use for the current reporting period.

The scenarios used for the period ended March 31, 2021 were designed to reflect an improved near-term economic outlook in comparison to the scenarios used for the period ended December 31, 2020. This improvement was the result of declining COVID-19 cases, more rapid vaccine distribution, the passage of the American Rescue Plan stimulus package and economic momentum fueled by increased consumer spending. We used a number of economic variables in our scenarios, with the most significant drivers being GDP and unemployment rate measures. Using the weighted-average of our four economic forecast scenarios, we estimated that GDP grows 4.3% in 2021, recovering to pre-recession peak levels in the third quarter of 2021. The weighted-average unemployment rate reflects continued recovery in the labor market in 2021, with the unemployment rate estimated at 5.9% by the end of the year. Employment gains were estimated to continue through the forecast period with the unemployment rate reaching 4.9% and 4.4% by the end of 2022 and 2023, respectively. One of the scenarios included in our weighted-average is our baseline prediction of the most likely economic outcome; which includes estimated GDP recovering to pre-pandemic levels in third quarter of 2021, with unemployment expected to return to its pre-pandemic levels in the second half of 2022. See our Business Outlook and the Cautionary Statement Regarding Forward-Looking Information in this Financial Review for additional discussion on our baseline prediction of the most likely economic outcome. While the economy saw significant recovery from the onset of the pandemic in national level macroeconomic indicators, considerable uncertainty remains regarding overall lifetime loss content for both our commercial and consumer portfolios, specifically as it relates to our customers that are less likely to benefit from the economic recovery currently underway. For commercial borrowers, there are concerns around industries that are dependent on in-person gatherings, hospitality and tourism. For consumer borrowers, payment behavior once the government stimulus wanes is also difficult to predict. We believe the highest uncertainty is concentrated with consumer borrowers who have been afforded payment deferrals or forbearance and borrowers at the low end of our credit standards. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these key, highly impacted segments to ensure our reserves were adequate in light of the improved economic environment. We believe that the economic assumptions used in the scenarios for the first quarter of 2021, in combination with increased reserves for borrowers in segments most adversely impacted by the pandemic, sufficiently reflect the life of loan losses in the current portfolio.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what our ACL would be when applying a 100% probability weighting to the most severely adverse scenario. This severely adverse scenario estimates real GDP contracting and ending 2021 down 1.3% compared to 2020 levels, with recovery to pre-pandemic levels not expected until first quarter 2023, while the unemployment rate increases to end 2021 at 10.5% with the labor market beginning to improve again in 2022. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $2.0 billion at March 31, 2021. This scenario was not our expectation at March 31, 2021 and does not reflect our current expectation, nor does it capture all the potential unknown variables that would likely arise over 2021, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates

See the following for additional details on the components of our ACL:
•Allowance For Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We engage in a variety of activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet that are generally referred to as off-balance sheet arrangements. Additional information on these types of activities is included in our 2020 Form 10-K and in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities and Note 8 Commitments in the Notes To Consolidated Financial Statements included in this Report.

A summary and further description of VIEs is included in Note 1 Accounting Policies and Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in our 2020 Form 10-K.

42    The PNC Financial Services Group, Inc. – Form 10-Q

Trust Preferred Securities
See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in our 2020 Form 10-K for additional information on trust preferred securities issued by PNC Capital Trust C including information on contractual limitations potentially imposed on payments (including dividends) with respect to PNC's equity securities.
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2021, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2021, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements are necessarily subject to numerous assumptions, risks and uncertainties, which change over time. Future events or circumstances may change our outlook and may also affect the nature of the assumptions, risks and uncertainties to which our forward-looking statements are subject. Forward-looking statements speak only as of the date made. We do not assume any duty and do not undertake any obligation to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance. As a result, we caution against placing undue reliance on any forward-looking statements.
Our forward-looking statements are subject to the following principal risks and uncertainties.
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The length and extent of economic contraction as a result of the COVID-19 pandemic,
–The impact of the results of the recent U.S. elections on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of already-enacted fiscal stimulus from the federal government and a potential infrastructure bill, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:
–The U.S. economy is in an economic recovery, following a very severe but very short economic contraction in the first half of 2020 due to the COVID-19 pandemic and public health measures to contain it.
–Despite the improvement in the economy since the spring of 2020, economic activity remains below its pre-pandemic level and unemployment remains elevated.
–Growth will pick up in the spring of 2021 as vaccine distribution continues and the federal government provides aid to households, small and medium-sized businesses, and state and local governments. PNC expects real GDP to return to its pre-pandemic level in the third quarter of 2021, and employment in the second half of 2022.
–PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25 % until at least late 2023.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board's CCAR process. The Federal Reserve also has imposed additional limitations on capital distributions through the second quarter of 2021 by CCAR-participating bank holding companies.
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
44    The PNC Financial Services Group, Inc. – Form 10-Q

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
•Our planned acquisition of BBVA presents us with risks and uncertainties related both to the acquisition transaction itself and to the integration of the acquired business into PNC after closing:
–The business of BBVA, including its U.S. banking subsidiary, BBVA USA, going forward may not perform as we currently project or in a manner consistent with historical performance. As a result, the anticipated benefits, including estimated cost savings, of the transaction may be significantly more difficult or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including those that are outside of our control.
–The combination of BBVA, including its U.S. banking subsidiary, BBVA USA, with PNC and PNC Bank, respectively, may be more difficult to achieve than anticipated or have unanticipated adverse results relating to BBVA, including its U.S. banking subsidiary, BBVA USA, or our existing businesses.
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
We provide greater detail regarding these as well as other factors in our 2020 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2021	2020
Interest Income
Loans	$1,996	$2,480
Investment securities	421	582
Other	66	138
Total interest income	2,483	3,200
Interest Expense
Deposits	40	375
Borrowed funds	95	314
Total interest expense	135	689
Net interest income	2,348	2,511
Noninterest Income
Asset management	226	201
Consumer services	384	377
Corporate services	555	526
Residential mortgage	105	210
Service charges on deposits	119	168
Other	483	343
Total noninterest income	1,872	1,825
Total revenue	4,220	4,336
Provision For (Recapture of) Credit Losses	(551)	914
Noninterest Expense
Personnel	1,477	1,369
Occupancy	215	207
Equipment	293	287
Marketing	45	58
Other	544	622
Total noninterest expense	2,574	2,543
Income from continuing operations before income taxes and noncontrolling interests	2,197	879
Income taxes from continuing operations	371	120
Net income from continuing operations	1,826	759
Income from discontinued operations before taxes		181
Income taxes from discontinued operations		25
Net income from discontinued operations		156
Net income	1,826	915
Less: Net income attributable to noncontrolling interests	10	7
Preferred stock dividends	57	63
Preferred stock discount accretion and redemptions	1	1
Net income attributable to common shareholders	$1,758	$844
Earnings Per Common Share
Basic earnings from continuing operations	$4.11	$1.59
Basic earnings from discontinued operations		0.37
Total basic earnings	$4.11	$1.96
Diluted earnings from continuing operations	$4.10	$1.59
Diluted earnings from discontinued operations		0.36
Total diluted earnings	$4.10	$1.95
Average Common Shares Outstanding
Basic	426	429
Diluted	426	430
See accompanying Notes To Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2021	2020
Net income from continuing operations	$1,826	$759
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(1,194)	1,480
Net change in cash flow hedge derivatives	(775)	785
Pension and other postretirement benefit plan adjustments	30	12
Net change in Other	1	8
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	(1,938)	2,285
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	458	(540)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	(1,480)	1,745
Net income from discontinued operations		156
Other comprehensive income (loss) from discontinued operations, before tax and net of reclassifications into Net income		(34)
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income		8
Other comprehensive income (loss) from discontinued operations, after tax and net of reclassifications into Net income		(26)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(1,480)	1,719
Comprehensive income	346	2,634
Less: Comprehensive income attributable to noncontrolling interests	10	7
Comprehensive income attributable to PNC	$336	$2,627
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2021	December 31 2020
In millions, except par value
Assets
Cash and due from banks	$7,455	$7,017
Interest-earning deposits with banks	86,161	85,173
Loans held for sale (a)	1,967	1,597
Investment securities – available for sale	96,799	87,358
Investment securities – held to maturity	1,456	1,441
Loans (a)	237,013	241,928
Allowance for loan and lease losses	(4,714)	(5,361)
Net loans	232,299	236,567
Equity investments	6,386	6,052
Mortgage servicing rights	1,680	1,242
Goodwill	9,317	9,233
Other (a)	30,894	30,999
Total assets	$474,414	$466,679
Liabilities
Deposits
Noninterest-bearing	$120,641	$112,637
Interest-bearing	254,426	252,708
Total deposits	375,067	365,345
Borrowed funds
Federal Home Loan Bank borrowings	1,500	3,500
Bank notes and senior debt	22,139	24,271
Subordinated debt	6,241	6,403
Other (b)	3,150	3,021
Total borrowed funds	33,030	37,195
Allowance for unfunded lending related commitments	507	584
Accrued expenses and other liabilities	11,931	9,514
Total liabilities	420,535	412,638
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,713
Capital surplus	15,879	15,884
Retained earnings	48,113	46,848
Accumulated other comprehensive income	1,290	2,770
Common stock held in treasury at cost: 118 and 119 shares	(14,146)	(14,205)
Total shareholders’ equity	53,849	54,010
Noncontrolling interests	30	31
Total equity	53,879	54,041
Total liabilities and equity	$474,414	$466,679
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.6 billion, Loans of $1.4 billion and Other assets of $0.1 billion at March 31, 2021. Comparable amounts at December 31, 2020 were $1.2 billion, $1.4 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included Other borrowed funds of less than $0.1 billion at both March 31, 2021 and December 31, 2020, for which we have elected the fair value option.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2021	2020
Operating Activities
Net income	$1,826	$915
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(551)	914
Depreciation and amortization	375	328
Deferred income taxes	(138)	(226)
Changes in fair value of mortgage servicing rights	(323)	620
Undistributed earnings of BlackRock		(56)
Net change in
Trading securities and other short-term investments	564	(1,014)
Loans held for sale	(342)	(452)
Other assets	(822)	(6,912)
Accrued expenses and other liabilities	245	5,376
Other	(54)	(189)
Net cash provided (used) by operating activities	$780	$(696)
Investing Activities
Sales
Securities available for sale	$5,558	$5,447
Loans	406	314
Repayments/maturities
Securities available for sale	7,263	4,332
Securities held to maturity	14	12
Purchases
Securities available for sale	(22,094)	(11,889)
Securities held to maturity	(21)	(4)
Loans	(778)	(100)
Net change in
Federal funds sold and resale agreements	(136)	965
Interest-earning deposits with banks	(988)	3,427
Loans	5,043	(25,758)
Other	(339)	(125)
Net cash provided (used) by investing activities	$(6,072)	$(23,379)
(continued on following page)
The PNC Financial Services Group, Inc. – Form 10-Q 49

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Three Months Ended March 31
	2021	2020
Financing Activities
Net change in
Noninterest-bearing deposits	$8,096	$8,857
Interest-bearing deposits	1,718	7,829
Federal funds purchased and repurchase agreements	(3)	2,306
Short-term Federal Home Loan Bank borrowings		(400)
Other borrowed funds	168	1,044
Sales/issuances
Federal Home Loan Bank borrowings		9,060
Bank notes and senior debt		3,486
Other borrowed funds	188	172
Common and treasury stock	27	23
Repayments/maturities
Federal Home Loan Bank borrowings	(2,000)	(1,510)
Bank notes and senior debt	(1,650)	(2,100)
Other borrowed funds	(198)	(172)
Acquisition of treasury stock	(66)	(1,522)
Preferred stock cash dividends paid	(57)	(63)
Common stock cash dividends paid	(493)	(503)
Net cash provided (used) by financing activities	$5,730	$26,507
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$438	$2,432
Net cash provided by discontinued operations		126
Net cash provided (used) by continuing operations	438	2,306
Cash and due from banks and restricted cash at beginning of period	7,017	5,061
Cash and due from banks and restricted cash at end of period	$7,455	$7,493
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,698	$7,161
Restricted cash	757	332
Cash and due from banks and restricted cash at end of period	$7,455	$7,493
Supplemental Disclosures
Interest paid	$188	$638
Income taxes paid	$15	$36
Income taxes refunded	$4	$5
Leased assets obtained in exchange for new operating lease liabilities	$12	$57
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$344	$313
Transfer from loans to foreclosed assets	$7	$37
See accompanying Notes To Consolidated Financial Statements.
50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 95 for a glossary of certain terms and acronyms used in this Report.

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
NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests and VIEs.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2020 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2020 Form 10-K for a detailed description of significant accounting policies. These interim consolidated financial statements serve to update our 2020 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been no significant changes to our accounting policies as disclosed in our 2020 Form 10-K.

Use of Estimates

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the ACL and our fair value measurements. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

The PNC Financial Services Group, Inc. – Form 10-Q 51

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Income Tax Simplification - ASU 2019-12 Issued December 2019
• Simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740, Income Taxes, relating to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and the methodology for calculating income taxes in an interim period.
• Clarifies areas of the income tax guidance around franchise taxes partially based on income, step-ups in the tax basis of goodwill, and enacted changes in tax laws.
• Specifies that an entity is no longer required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements.

• Adopted January 1, 2021.
• The adoption of this standard did not impact our consolidated results of operations or our consolidated financial position. PNC will no longer allocate the consolidated amount of current and deferred income tax expense to certain qualifying stand-alone entities, which may impact the presentation of parent company tax expense subsequent to adoption.

Accounting Standards Update	Description	Financial Statement Impact
Reference Rate Reform - ASU 2020-04 Issued March 2020 Reference Rate Reform Scope - ASU 2021-01 Issued January 2021
• Provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform (codified in ASC 848).
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
• Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020.
 • Refer to Note 1 Accounting Policies in the 2020 Form 10-K for more information on elections of optional expedients that occurred in 2020.
 • During the first quarter of 2021, we elected to apply certain optional expedients to derivative instruments that were modified in the first quarter due to the adoption of fallback language recommended by the ISDA to address the anticipated cessation of LIBOR. These optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships due to reference rate reform.
 • As of March 31, 2021, we have not yet elected to apply any optional expedients for contract modifications and hedging relationships to any other financial instruments. However, we plan to elect these optional expedients in the future.

Accounting Standards Update	Description	Financial Statement Impact
SEC Paragraph Amendments – ASU 2020-09 Issued October 2020
• Amends the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered, and issuers’ affiliates whose securities collateralize securities registered or being registered in Regulation S-X.
• Improves disclosure requirements for both investors and registrants.
• Provides investors with material information given the specific facts and circumstances, making the disclosures easier to understand and reducing the costs and burdens to registrants.

• Adopted January 4, 2021.
• In accordance with the requirements of this ASU, we included Exhibit 22 in the Exhibit Index of Item 6 of this Report to disclose PNC’s guarantee of the PNC Capital Trust C preferred securities.

52    The PNC Financial Services Group, Inc. – Form 10-Q

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

Sale of Equity Investment in BlackRock, Inc.
In May 2020, PNC completed the sale of its 31.6 million shares of BlackRock, Inc. common and preferred stock through a registered secondary offering at a price of $420 per share. In addition, BlackRock repurchased 2.65 million shares from PNC at a price of $414.96 per share. The total proceeds from the sale were $14.2 billion in cash, net of $0.2 billion in expenses, and resulted in a gain on sale of $4.3 billion. Additionally, PNC contributed 500,000 BlackRock shares to the PNC Foundation.

Following the sale and donation, PNC has divested its entire investment in BlackRock and only holds shares of BlackRock stock in a fiduciary capacity for clients of PNC.

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:
Table 34: Consolidated Income Statement - Discontinued Operations

Three months ended March 31
In millions	2020
Noninterest income	$181
Total revenue	181
Income from discontinued operations before income taxes and noncontrolling interests	181
Income taxes	25
Net income from discontinued operations	$156

The net cash provided by operating activities of discontinued operations was $126 million for the three months ended March 31, 2020 and is included in the Consolidated Statement of Cash Flows.
The PNC Financial Services Group, Inc. – Form 10-Q 53

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary

	March 31, 2021 (a)				December 31, 2020 (a)
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$25,670	$546	$(266)	$25,950	$19,821	$903	$(13)	$20,711
Residential mortgage-backed
Agency	50,499	1,227	(172)	51,554	47,355	1,566	(10)	48,911
Non-agency	1,181	252	(9)	1,424	1,272	243	(14)	1,501
Commercial mortgage-backed
Agency	2,219	68	(3)	2,284	2,571	119	(2)	2,688
Non-agency	4,191	60	(15)	4,236	3,678	78	(67)	3,689
Asset-backed	5,969	89	(17)	6,041	5,060	100	(10)	5,150
Other	5,077	238	(5)	5,310	4,415	293		4,708
Total securities available for sale (b)	$94,806	$2,480	$(487)	$96,799	$84,172	$3,302	$(116)	$87,358
Securities Held to Maturity
U.S. Treasury and government agencies	$800	$74		$874	$795	$125		$920
Other	656	36	$(7)	685	646	42	$(3)	685
Total securities held to maturity (c)	$1,456	$110	$(7)	$1,559	$1,441	$167	$(3)	$1,605
(a) The accrued interest associated with our available for sale portfolio totaled $244 million and $238 million at March 31, 2021 and December 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $105 million and $79 million for securities available for sale at March 31, 2021 and December 31, 2020, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 85% of our securities held to maturity were rated AAA/AA as of both March 31, 2021 and December 31, 2020.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at March 31, 2021 included $1.8 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for March 31, 2020 was $0.4 billion.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date based on estimation of expected credit losses on our portfolio. As of March 31, 2021, the allowance for investment securities was $108 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The provision for credit losses on investment securities totaled $26 million for the three months ended March 31, 2021.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities as of March 31, 2021. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of March 31, 2021, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

54 The PNC Financial Services Group, Inc. – Form 10-Q

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2021
U.S. Treasury and government agencies	$(266)	$12,798			$(266)	$12,798
Residential mortgage-backed
Agency	(170)	19,019	$(2)	$75	(172)	19,094
Non-agency			(9)	165	(9)	165
Commercial mortgage-backed
Agency	(2)	190	(1)	69	(3)	259
Non-agency	(1)	275	(5)	911	(6)	1,186
Asset-backed	(12)	1,707	(5)	794	(17)	2,501
Other	(4)	457			(4)	457
Total securities available for sale	$(455)	$34,446	$(22)	$2,014	$(477)	$36,460
December 31, 2020
U.S. Treasury and government agencies	$(13)	$603			$(13)	$603
Residential mortgage-backed
Agency	(8)	3,152	$(2)	$82	(10)	3,234
Non-agency	(7)	119	(7)	73	(14)	192
Commercial mortgage-backed
Agency			(2)	149	(2)	149
Non-agency	(13)	972	(7)	714	(20)	1,686
Asset-backed	(1)	339	(9)	706	(10)	1,045
Total securities available for sale	$(42)	$5,185	$(27)	$1,724	$(69)	$6,909

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2021	$159	$(134)	$25	$5
2020	$184	$(2)	$182	$38

The PNC Financial Services Group, Inc. – Form 10-Q 55

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2021:
Table 38: Contractual Maturity of Debt Securities

March 31, 2021 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,685	$15,164	$6,237	$1,584	$25,670
Residential mortgage-backed
Agency	2	205	2,248	48,044	50,499
Non-agency			2	1,179	1,181
Commercial mortgage-backed
Agency		545	662	1,012	2,219
Non-agency		202	210	3,779	4,191
Asset-backed	86	2,322	1,274	2,287	5,969
Other	733	1,826	1,672	846	5,077
Total securities available for sale at amortized cost	$3,506	$20,264	$12,305	$58,731	$94,806
Fair value	$3,529	$20,700	$12,405	$60,165	$96,799
Weighted-average yield, GAAP basis (a)	1.68%	1.58%	1.72%	2.62%	2.25%
Securities Held to Maturity
U.S. Treasury and government agencies		$199	$315	$286	$800
Other	$71	396	109	80	656
Total securities held to maturity at amortized cost	$71	$595	$424	$366	$1,456
Fair value	$72	$626	$490	$371	$1,559
Weighted-average yield, GAAP basis (a)	3.70%	3.21%	3.93%	2.48%	3.28%
(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At March 31, 2021, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $30.8 billion and $18.9 billion and fair value of $31.7 billion and $18.8 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings.
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2021	December 31 2020
Pledged to others	$21,794	$22,841
Accepted from others:
Permitted by contract or custom to sell or repledge	$817	$683
Permitted amount repledged to others	$817	$683

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes.

56    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Credit card
• Education
• Other consumer

See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for additional information on our loan related policies.

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

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and PCD loans.

The following table presents the composition and delinquency status of our loan portfolio at March 31, 2021 and December 31, 2020. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.
The PNC Financial Services Group, Inc. – Form 10-Q 57

Table 40: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2021
Commercial
Commercial and industrial	$129,130	$80	$13	$63	$156		$512		$129,798
Commercial real estate	28,085	12	1		13		221		28,319
Equipment lease financing	6,351	21	1		22		16		6,389
Total commercial	163,566	113	15	63	191		749		164,506
Consumer
Home equity	22,706	43	20		63		656	$68	23,493
Residential real estate	20,862	162	73	275	510	(c)	541	505	22,418
Automobile	13,305	76	19	6	101		178		13,584
Credit card	5,561	31	24	52	107		7		5,675
Education	2,692	49	25	76	150	(c)			2,842
Other consumer	4,464	11	6	7	24		7		4,495
Total consumer	69,590	372	167	416	955		1,389	573	72,507
Total	$233,156	$485	$182	$479	$1,146		$2,138	$573	$237,013
Percentage of total loans	98.38%	0.20%	0.08%	0.20%	0.48%		0.90%	0.24%	100.00%
December 31, 2020
Commercial
Commercial and industrial	$131,245	$106	$26	$30	$162		$666		$132,073
Commercial real estate	28,485	6	1		7		224		28,716
Equipment lease financing	6,345	31	5		36		33		6,414
Total commercial	166,075	143	32	30	205		923		167,203
Consumer
Home equity	23,318	50	21		71		645	$54	24,088
Residential real estate	20,945	181	78	319	578	(c)	528	509	22,560
Automobile	13,863	134	34	12	180		175		14,218
Credit card	6,074	43	30	60	133		8		6,215
Education	2,785	55	29	77	161	(c)			2,946
Other consumer	4,656	14	10	11	35		7		4,698
Total consumer	71,641	477	202	479	1,158		1,363	563	74,725
Total	$237,716	$620	$234	$509	$1,363		$2,286	$563	$241,928
Percentage of total loans	98.27%	0.26%	0.10%	0.21%	0.56%		0.94%	0.23%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated valuation allowance.
(b)The accrued interest associated with our loan portfolio totaled $0.7 billion at both March 31, 2021 and December 31, 2020 and is included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.4 billion and $0.1 billion at March 31, 2021. Comparable amounts at December 31, 2020 were $0.4 billion and $0.2 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Net of unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.4 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively.
(f)Collateral dependent loans totaled $1.4 billion and $1.5 billion at March 31, 2021 and December 31, 2020, respectively. The majority of these loans are within the Home equity and Residential real estate loan classes and are secured by consumer real estate.
At March 31, 2021, we pledged $28.6 billion of commercial loans to the Federal Reserve Bank and $66.9 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2020 were $30.1 billion and $69.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans, however, when nonaccrual criteria is met interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as
58    The PNC Financial Services Group, Inc. – Form 10-Q

nonperforming loans and continue to accrue interest. Amounts include nonperforming PCD loans. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of March 31, 2021 and December 31, 2020 , respectively:
Table 41: Nonperforming Assets

Dollars in millions	March 31 2021	December 31 2020
Nonperforming loans
Commercial	$749	$923
Consumer (a)	1,389	1,363
Total nonperforming loans (b)	2,138	2,286
OREO and foreclosed assets	41	51
Total nonperforming assets	$2,179	$2,337
Nonperforming loans to total loans	0.90%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.92%	0.97%
Nonperforming assets to total assets	0.46%	0.50%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.7 billion at March 31, 2021, and is primarily comprised of loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2020 was $0.8 billion.

Nonperforming loans also include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K and the Troubled Debt Restructurings section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 41 include TDRs of $0.9 billion at both March 31, 2021 and December 31, 2020. TDRs that are performing, including consumer credit card TDR loans, totaled $0.7 billion at both March 31, 2021 and December 31, 2020 and are excluded from nonperforming loans.
Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
The PNC Financial Services Group, Inc. – Form 10-Q 59

The following table presents credit quality indicators for the Commercial loan classes:
Table 42: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
March 31, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$13,796	$19,870	$12,404	$7,540	$5,559	$10,715	$53,161	$51	$123,096
Criticized	158	429	725	603	317	594	3,856	20	6,702
Total commercial and industrial	13,954	20,299	13,129	8,143	5,876	11,309	57,017	71	129,798
Commercial real estate
Pass Rated	1,041	3,261	6,034	3,195	2,675	8,673	239		25,118
Criticized	132	137	663	166	487	1,597	19		3,201
Total commercial real estate	1,173	3,398	6,697	3,361	3,162	10,270	258		28,319
Equipment lease financing
Pass Rated	339	1,360	1,142	868	678	1,711			6,098
Criticized	11	71	73	79	34	23			291
Total equipment lease financing	350	1,431	1,215	947	712	1,734			6,389
Total commercial	$15,477	$25,128	$21,041	$12,451	$9,750	$23,313	$57,275	$71	$164,506

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,680	$13,340	$8,209	$5,956	$4,242	$7,141	$54,775	$53	$125,396
Criticized	339	702	578	334	224	351	4,130	19	6,677
Total commercial and industrial	32,019	14,042	8,787	6,290	4,466	7,492	58,905	72	132,073
Commercial real estate
Pass Rated	3,709	6,268	3,426	2,841	2,341	6,792	218		25,595
Criticized	319	548	148	423	400	1,159	124		3,121
Total commercial real estate	4,028	6,816	3,574	3,264	2,741	7,951	342		28,716
Equipment lease financing
Pass Rated	1,429	1,202	942	738	405	1,350			6,066
Criticized	78	92	86	39	22	31			348
Total equipment lease financing	1,507	1,294	1,028	777	427	1,381			6,414
Total commercial	$37,554	$22,152	$13,389	$10,331	$7,634	$16,824	$59,247	$72	$167,203
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2021 and December 31, 2020.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Home Equity and Residential Real Estate
The following table presents credit quality indicators for the home equity and residential real estate loan classes:
Table 43: Home Equity and Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
March 31, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home equity
Current estimated LTV ratios									.
Greater than 100%		$8	$41	$13	$10	$73	$471	$254	$870
Greater than or equal to 80% to 100%	$35	253	200	39	27	139	1,384	615	2,692
Less than 80%	196	3,019	1,560	482	712	4,081	6,418	3,463	19,931
Total home equity	$231	$3,280	$1,801	$534	$749	$4,293	$8,273	$4,332	$23,493
Updated FICO scores
Greater than or equal to 780	$127	$1,925	$960	$273	$467	$2,640	$5,148	$1,844	$13,384
720 to 779	84	947	505	138	164	865	1,950	1,084	5,737
660 to 719	19	346	264	83	80	428	905	678	2,803
Less than 660	1	61	71	39	37	350	255	628	1,442
No FICO score available		1	1	1	1	10	15	98	127
Total home equity	$231	$3,280	$1,801	$534	$749	$4,293	$8,273	$4,332	$23,493
Residential real estate
Current estimated LTV ratios
Greater than 100%		$4	$56	$23	$28	$150			$261
Greater than or equal to 80% to 100%	$346	142	274	70	113	328			1,273
Less than 80%	2,175	7,157	2,995	856	1,485	5,286			19,954
Government insured or guaranteed loans		8	29	25	39	829			930
Total residential real estate	$2,521	$7,311	$3,354	$974	$1,665	$6,593			$22,418
Updated FICO scores
Greater than or equal to 780	$1,409	$5,220	$2,411	$661	$1,206	$3,564			$14,471
720 to 779	1,061	1,767	708	182	308	1,056			5,082
660 to 719	51	267	166	81	85	518			1,168
Less than 660		43	38	23	24	501			629
No FICO score available		6	2	2	3	125			138
Government insured or guaranteed loans		8	29	25	39	829			930
Total residential real estate	$2,521	$7,311	$3,354	$974	$1,665	$6,593			$22,418
The PNC Financial Services Group, Inc. – Form 10-Q 61

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Home equity
Current estimated LTV ratios									.
Greater than 100%	$8	$44	$18	$15	$9	$88	$580	$279	$1,041
Greater than or equal to 80% to 100%	517	320	59	42	25	158	1,781	591	3,493
Less than 80%	2,909	1,636	513	773	660	3,754	6,433	2,876	19,554
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Updated FICO scores
Greater than or equal to 780	$2,019	$1,094	$311	$525	$449	$2,467	$5,382	$1,480	$13,727
720 to 779	1,028	558	153	181	145	777	2,137	941	5,920
660 to 719	334	273	86	84	66	402	985	625	2,855
Less than 660	52	74	39	39	33	345	277	620	1,479
No FICO score available	1	1	1	1	1	9	13	80	107
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Residential real estate
Current estimated LTV ratios
Greater than 100%	$3	$52	$26	$42	$41	$160			$324
Greater than or equal to 80% to 100%	495	422	127	156	124	307			1,631
Less than 80%	7,491	3,656	992	1,706	1,847	3,991			19,683
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560
Updated FICO scores
Greater than or equal to 780	$5,425	$3,099	$814	$1,432	$1,538	$2,551			$14,859
720 to 779	2,268	820	220	340	335	818			4,801
660 to 719	252	161	76	98	92	475			1,154
Less than 660	40	48	33	31	41	485			678
No FICO score available	4	2	2	3	6	129			146
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560

62    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
March 31, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$775	$1,545	$1,701	$688	$362	$216			$5,287
720 to 779	242	1,067	1,380	678	320	157			3,844
660 to 719	63	591	1,076	590	240	106			2,666
Less than 660	4	228	723	535	208	89			1,787
Total automobile	$1,084	$3,431	$4,880	$2,491	$1,130	$568			$13,584
Credit card
FICO score greater than or equal to 780							$1,513	$3	$1,516
720 to 779							1,541	11	1,552
660 to 719							1,621	25	1,646
Less than 660							817	46	863
No FICO score available or required (a)							94	4	98
Total credit card							$5,586	$89	$5,675
Education
FICO score greater than or equal to 780	$1	$64	$86	$70	$55	$450			$726
720 to 779	4	34	44	37	27	202			348
660 to 719	4	10	14	14	8	90			140
Less than 660	1	1	3	2	2	35			44
No FICO score available or required (a)	3	12	9	5	3	1			33
Education loans using FICO credit metric	13	121	156	128	95	778			1,291
Other internal credit metrics						1,551			1,551
Total education	$13	$121	$156	$128	$95	$2,329			$2,842
Other consumer
FICO score greater than or equal to 780	$31	$135	$150	$49	$15	$40	$73	$1	$494
720 to 779	33	169	206	65	16	23	109		621
660 to 719	27	111	185	68	13	14	107		525
Less than 660	1	34	81	34	7	7	47	1	212
Other consumer loans using FICO credit metric	92	449	622	216	51	84	336	2	1,852
Other internal credit metrics	32	29	28	29	26	126	2,365	8	2,643
Total other consumer	$124	$478	$650	$245	$77	$210	$2,701	$10	$4,495

The PNC Financial Services Group, Inc. – Form 10-Q 63

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,807	$1,915	$807	$452	$246	$58			$5,285
720 to 779	1,098	1,581	789	381	167	44			4,060
660 to 719	617	1,222	684	288	109	31			2,951
Less than 660	192	776	598	240	87	29			1,922
Total automobile	$3,714	$5,494	$2,878	$1,361	$609	$162			$14,218
Credit card
FICO score greater than or equal to 780							$1,635	$3	$1,638
720 to 779							1,724	11	1,735
660 to 719							1,765	26	1,791
Less than 660							902	51	953
No FICO score available or required (a)							94	4	98
Total credit card							$6,120	$95	$6,215
Education
FICO score greater than or equal to 780	$34	$90	$74	$59	$50	$428			$735
720 to 779	24	46	38	28	20	190			346
660 to 719	15	15	14	9	6	90			149
Less than 660	3	2	3	2	2	37			49
No FICO score available or required (a)	16	10	6	3		1			36
Education loans using FICO credit metric	92	163	135	101	78	746			1,315
Other internal credit metrics						1,631			1,631
Total education	$92	$163	$135	$101	$78	$2,377			$2,946
Other consumer
FICO score greater than or equal to 780	$162	$187	$63	$21	$5	$42	$86	$1	$567
720 to 779	197	247	82	22	5	22	123		698
660 to 719	127	210	81	17	3	14	117	1	570
Less than 660	28	86	41	9	2	8	53	1	228
Other consumer loans using FICO credit metric	514	730	267	69	15	86	379	3	2,063
Other internal credit metrics	67	33	37	26	60	75	2,334	3	2,635
Total other consumer	$581	$763	$304	$95	$75	$161	$2,713	$6	$4,698
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

Troubled Debt Restructurings
Table 45 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three months ended March 31, 2021 and March 31, 2020. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional discussion of TDRs.
Table 45: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended March 31, 2021 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	19	$93			$94	$94
Consumer	2,096	32		$16	12	28
Total TDRs	2,115	$125		$16	$106	$122
During the three months ended March 31, 2020 Dollars in millions
Commercial	13	$62	$6		$37	$43
Consumer	3,567	36		$22	10	32
Total TDRs	3,580	$98	$6	$22	$47	$75
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
64    The PNC Financial Services Group, Inc. – Form 10-Q

After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs within the last twelve months from the balance sheet date, and (ii) subsequently defaulted during the the three months ended March 31, 2021 and March 31, 2020 totaled $15 million and $29 million, respectively.

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 46: Rollforward of Allowance for Credit Losses (a)

	Three months ended March 31, 2021			Three Months Ended March 31, 2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,337	$2,024	$5,361	$1,812	$930	$2,742
Adoption of ASU 2016-13 (b)				(304)	767	463
Beginning balance, adjusted	3,337	2,024	5,361	1,508	1,697	3,205
Charge-offs	(69)	(174)	(243)	(83)	(221)	(304)
Recoveries	18	79	97	24	68	92
Net (charge-offs)	(51)	(95)	(146)	(59)	(153)	(212)
Provision for (recapture of) credit losses	(204)	(298)	(502)	531	421	952
Other	1		1	(1)		(1)
Ending balance	$3,083	$1,631	$4,714	$1,979	$1,965	$3,944
Allowance for unfunded lending related commitments (c)
Beginning balance	$485	$99	$584	$316	$2	$318
Adoption of ASU 2016-13 (b)				53	126	179
Beginning balance, adjusted	485	99	584	369	128	497
Provision for (recapture of) credit losses	(82)	5	(77)	(25)	(22)	(47)
Ending balance	$403	$104	$507	$344	$106	$450
Allowance for credit losses at March 31	$3,486	$1,735	$5,221	$2,323	$2,071	$4,394
Allowance for credit losses at December 31	$3,822	$2,123	$5,945	$2,128	$932	$3,060
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $136 million and $21 million at March 31, 2021 and March 31, 2020, respectively.
(b)     Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(c)    See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
The ACL at March 31, 2021 totaled $5.2 billion, a $0.7 billion decrease compared to December 31, 2020. This decrease in reserves was primarily attributable to the improved economic outlook and portfolio changes, partially offset by increases in qualitative factor reserves due to portfolio sensitivity from specific customers and segments still impacted by the pandemic. The following summarizes the changes in these factors that influenced the current ACL:

•The economic scenarios used for the period ended March 31, 2021 were designed to reflect an improved near-term economic outlook in comparison to the scenarios used for the period ended December 31, 2020. This improvement was the result of declining COVID-19 cases, more rapid vaccine distribution, the passage of the American Rescue Plan stimulus package and economic momentum fueled by increased consumer spending.

•Portfolio changes primarily reflecting decreases in both commercial and consumer loan balances drove reserve declines at March 31, 2021. Declines were attributable to lower utilization of loan commitments and softer loan production in the commercial portfolio and paydowns outpacing new originations in the consumer portfolio.

•Increases in qualitative factor reserves at March 31, 2021 were attributable to the considerable uncertainty that remains regarding overall lifetime loss content for both our commercial and consumer portfolios, specifically as it relates to our customers that are less likely to benefit from the economic recovery currently underway. For commercial borrowers, there are concerns around industries that are dependent on in-person gatherings, hospitality and tourism. For consumer borrowers, payment behavior once the government stimulus wanes is also difficult to predict.

The ACL at March 31, 2020 totaled $4.4 billion, a $1.3 billion increase in reserves compared to December 31, 2019. This increase reflected the day-one CECL transition adjustment along with the significantly adverse economic impacts of the pandemic and its resulting effects on credit quality and loan growth in the first quarter of 2020.
The PNC Financial Services Group, Inc. – Form 10-Q 65

NOTE 5 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of our 2020 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

The following table provides cash flows associated with our loan sale and servicing activities:
Table 47: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2021
Sales of loans (b)	$1,239	$988
Repurchases of previously transferred loans (c)	$93	$33
Servicing fees (d)	$82	$38
Servicing advances recovered/(funded), net	$17	$(10)
Cash flows on mortgage-backed securities held (e)	$2,555	$29
Cash Flows - Three months ended March 31, 2020
Sales of loans (b)	$1,334	$493
Repurchases of previously transferred loans (c)	$95	$15
Servicing fees (d)	$85	$33
Servicing advances recovered/(funded), net	$12	$12
Cash flows on mortgage-backed securities held (e)	$1,361	$37
(a)Represents cash flow information associated with both commercial mortgage loan transfers and servicing activities.
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $15.4 billion, $16.5 billion and $17.1 billion in residential mortgage-backed securities and $0.8 billion in commercial mortgage-backed securities at March 31, 2021, December 31, 2020 and March 31, 2020.
Table 48 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2021.
Table 48: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2021
Total principal balance	$41,096	$41,735
Delinquent loans (b)	$450	$126
December 31, 2020
Total principal balance	$43,351	$40,790
Delinquent loans (b)	$453	$136
Three months ended March 31, 2021
Net charge-offs (c)	$2	$153
Three months ended March 31, 2020
Net charge-offs (c)	$8	$99
66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Variable Interest Entities (VIEs)

As discussed in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of our 2020 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 49 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 49. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 49: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2021
Mortgage-backed securitizations (b)	$16,883	$16,883	(c)	$1
Tax credit investments and other	3,094	3,077	(d)	1,425	(e)
Total	$19,977	$19,960		$1,426
December 31, 2020
Mortgage-backed securitizations (b)	$18,207	$18,207	(c)	$1
Tax credit investments and other	3,121	2,894	(d)	1,198	(e)
Total	$21,328	$21,101		$1,199
(a)Represents loans, investments and other assets related to non-consolidated VIEs, net of collateral (if applicable). The risk of loss excludes any potential tax recapture associated with tax credit investments.
(b)Amounts reflect involvement with securitization SPEs where we transferred to and/or service loans for an SPE and we hold securities issued by that SPE. Values disclosed in the PNC Risk of Loss column represent our maximum exposure to loss for those securities’ holdings.
(c)Included in Investment securities, Mortgage servicing rights and Other assets on our Consolidated Balance Sheet.
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during both the three months ended March 31, 2021 and March 31, 2020, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in low income housing tax credits.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill
See Note 6 Goodwill and Mortgage Servicing Rights in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than adequate compensation. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.7 billion and $1.2 billion at March 31, 2021 and December 31, 2020, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to declines in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities and derivative instruments which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

The PNC Financial Services Group, Inc. – Form 10-Q 67

See the Sensitivity Analysis section of this Note 6 for more detail on our fair value measurement of MSRs. See Note 15 Fair Value and Note 6 Goodwill and Mortgage Servicing Rights in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.
Changes in the commercial and residential MSRs follow:

Table 50: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2021	2020	2021	2020
January 1	$569	$649	$673	$995
Additions:
From loans sold with servicing retained	18	11	13	10
Purchases	13	19	71	18
Changes in fair value due to:
Time and payoffs (a)	(28)	(35)	(73)	(39)
Other (b)	129	(167)	295	(379)
March 31	$701	$477	$979	$605
Related unpaid principal balance at March 31	$256,198	$225,769	$117,287	$118,104
Servicing advances at March 31	$447	$145	$126	$99
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2021 and December 31, 2020 are shown in Tables 51 and 52. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 51 and 52. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 51: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2021	December 31 2020
Fair value	$701	$569
Weighted-average life (years)	4.7	4.4
Weighted-average constant prepayment rate	4.87%	4.87%
Decline in fair value from 10% adverse change	$11	$9
Decline in fair value from 20% adverse change	$22	$18
Effective discount rate	7.39%	7.33%
Decline in fair value from 10% adverse change	$20	$15
Decline in fair value from 20% adverse change	$40	$31

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 52: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2021		December 31 2020
Fair value	$979		$673
Weighted-average life (years)	6.2		3.8
Weighted-average constant prepayment rate	10.72%		21.13%
Decline in fair value from 10% adverse change	$38		$41
Decline in fair value from 20% adverse change	$79		$82
Weighted-average option adjusted spread	944	bps	922	bps
Decline in fair value from 10% adverse change	$34		$20
Decline in fair value from 20% adverse change	$66		$38

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.1 billion for the three months ended March 31, 2021 and 2020. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

NOTE 7 LEASES
PNC's lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting see Note 1 Accounting Policies and Note 7 Leases in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.

Table 53: Lessor Income

	Three months ended March 31
In millions	2021	2020
Product
Sales-type leases and direct financing leases (a)	$62	$71
Operating leases (b)	20	27
Lessor income	$82	$98
(a)Included in Loan interest income on the Consolidated Income Statement.
(b)Included in Corporate services on the Consolidated Income Statement.
The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2021 and December 31, 2020, respectively.
Table 54: Commitments to Extend Credit and Other Commitments

In millions	March 31 2021	December 31 2020
Commitments to extend credit
Commercial	$154,482	$153,089
Home equity lines of credit	16,604	16,626
Credit card	31,132	31,019
Other	8,195	7,087
Total commitments to extend credit	210,413	207,821
Net outstanding standby letters of credit (a)	9,090	9,053
Standby bond purchase agreements (b)	1,543	1,448
Other commitments (c)	2,733	2,046
Total commitments to extend credit and other commitments	$223,779	$220,368
(a)Net outstanding standby letters of credit include $3.7 billion and $3.8 billion at March 31, 2021 and December 31, 2020, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $1.1 billion related to investments in qualified affordable housing projects for both March 31, 2021 and December 31, 2020.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2021, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2021 had terms ranging from less than one year to six years.

As of March 31, 2021, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at March 31, 2021 and is included in Other liabilities on our Consolidated Balance Sheet.
70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2021 and 2020 is as follows:
Table 55: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (b)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					908			7	915
Other comprehensive income, net of tax						1,719			1,719
Cash dividends declared - Common					(503)				(503)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(9)			49			(1,359)		(1,310)
Other				(131)				(9)	(140)
Balance at March 31, 2020 (a)	424	$2,712	$3,994	$12,294	$41,885	$2,518	$(14,140)	$27	$49,290
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					1,816			10	1,826
Other comprehensive income (loss), net of tax						(1,480)			(1,480)
Cash dividends declared - Common					(493)				(493)
Cash dividends declared - Preferred					(57)				(57)
Preferred stock discount accretion			1		(1)
Treasury stock activity	1			69			59		128
Other				(75)				(11)	(86)
Balance at March 31, 2021 (a)	425	$2,713	$3,518	$12,361	$48,113	$1,290	$(14,146)	$30	$53,879
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the cumulative effect of adopting ASU 2016-13 - Financial Instruments - Credit Losses.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Details of other comprehensive income (loss) are as follows:

Table 56: Other Comprehensive Income (Loss)

	Three months ended March 31
	2021			2020
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(1,181)	$278	$(903)	$1,662	$(381)	$1,281
Less: Net realized gains (losses) reclassified to earnings (a)	13	(3)	10	182	(42)	140
Net change	(1,194)	281	(913)	1,480	(339)	1,141
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(640)	151	(489)	830	(190)	640
Less: Net realized gains (losses) reclassified to earnings (a)	135	(32)	103	45	(10)	35
Net change	(775)	183	(592)	785	(180)	605
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	30	(7)	23	12	(3)	9
Net change	30	(7)	23	12	(3)	9
Other
Net unrealized gains (losses) on other transactions	1	1	2	8	(18)	(10)
Net change	1	1	2	8	(18)	(10)
Total other comprehensive income (loss) from continuing operations	(1,938)	458	(1,480)	2,285	(540)	1,745
Total other comprehensive income (loss) from discontinued operations				(34)	8	(26)
Total other comprehensive income (loss)	$(1,938)	$458	$(1,480)	$2,251	$(532)	$1,719
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

72    The PNC Financial Services Group, Inc. – Form 10-Q

Table 57: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,141	605	9	(10)	1,745	(26)	1,719
Balance at March 31, 2020	$2,208	$881	$(399)	$(31)	$2,659	$(141)	$2,518
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
Net activity	(913)	(592)	23	2	(1,480)		(1,480)
Balance at March 31, 2021	$1,549	$67	$(322)	$(4)	$1,290		$1,290
The following table provides the dividends per share for PNC's common and preferred stock:

Table 58: Dividends Per Share (a)

	Three months ended March 31
	2021	2020
Common Stock	$1.15	$1.15
Preferred Stock
Series B	$0.45	$0.45
Series O	$3,375	$3,375
Series P	$1,531	$1,531
Series Q (b)		$1,344
(a)Dividends are payable quarterly other than Series O, Series R and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters from the Series R and Series S preferred stock.
(b)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.

On April 1, 2021, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.15 per share payable on May 5, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 73

NOTE 10 EARNINGS PER SHARE

Table 59: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2021	2020
Basic
Net income from continuing operations	$1,826	$759
Less:
Net income attributable to noncontrolling interests	10	7
Preferred stock dividends	57	63
Preferred stock discount accretion and redemptions	1	1
Net income from continuing operations attributable to common shareholders	1,758	688
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	3
Net income from continuing operations attributable to basic common shareholders	$1,750	$685
Net income from discontinued operations attributable to common shareholders		$156
Less: Undistributed earnings allocated to nonvested restricted shares		1
Net income from discontinued operations attributable to basic common shareholders		$155
Basic weighted-average common shares outstanding	426	429
Basic earnings per common share from continuing operations (a)	$4.11	$1.59
Basic earnings per common share from discontinued operations (a)		$0.37
Basic earnings per common share	$4.11	$1.96
Diluted
Net income from continuing operations attributable to diluted common shareholders	$1,750	$685
Net income from discontinued operations attributable to basic common shareholders		$155
Less: Impact of earnings per share dilution from discontinued operations		1
Net income from discontinued operations attributable to diluted common shareholders		$154
Basic weighted-average common shares outstanding	426	429
Dilutive potential common shares		1
Diluted weighted-average common shares outstanding	426	430
Diluted earnings per common share from continuing operations (a)	$4.10	$1.59
Diluted earnings per common share from discontinued operations (a)		$0.36
Diluted earnings per common share	$4.10	$1.95
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

74    The PNC Financial Services Group, Inc. – Form 10-Q

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 60: Fair Value Measurements – Recurring Basis Summary

	March 31, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$1,087	$165	$1,252		$691	$163	$854
Commercial mortgage loans held for sale		329	56	385		305	57	362
Securities available for sale
U.S. Treasury and government agencies	$21,997	3,953		25,950	$16,675	4,036		20,711
Residential mortgage-backed
Agency		51,554		51,554		48,911		48,911
Non-agency		108	1,316	1,424		136	1,365	1,501
Commercial mortgage-backed
Agency		2,284		2,284		2,688		2,688
Non-agency		4,225	11	4,236		3,678	11	3,689
Asset-backed		5,847	194	6,041		4,951	199	5,150
Other		5,238	72	5,310		4,636	72	4,708
Total securities available for sale	21,997	73,209	1,593	96,799	16,675	69,036	1,647	87,358
Loans		730	711	1,441		718	647	1,365
Equity investments (a)	1,133		1,343	2,725	1,070		1,263	2,629
Residential mortgage servicing rights			979	979			673	673
Commercial mortgage servicing rights			701	701			569	569
Trading securities (b)	576	1,012		1,588	548	1,690		2,238
Financial derivatives (b) (c)		4,853	63	4,916		6,415	118	6,533
Other assets	384	93		477	373	81		454
Total assets (d)	$24,090	$81,313	$5,611	$111,263	$18,666	$78,936	$5,137	$103,035
Liabilities
Other borrowed funds	$790	$46	$2	$838	$661	$44	$2	$707
Financial derivatives (c) (e)		2,796	227	3,023		2,483	273	2,756
Other liabilities			73	73			43	43
Total liabilities (f)	$790	$2,842	$302	$3,934	$661	$2,527	$318	$3,506
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2021 and December 31, 2020 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 23% and 22% as of March 31, 2021 and December 31, 2020, respectively. Level 3 assets as a percentage of total assets at fair value was 5% at both March 31, 2021 and December 31, 2020. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2021 and December 31, 2020.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both March 31, 2021 and December 31, 2020. Level 3 liabilities as a percentage of total liabilities at fair value was 8% and 9% as of March 31, 2021 and December 31, 2020, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2021 and December 31, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 75

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2021 and 2020 follow:
Table 61: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2021

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2021
Assets
Residential mortgage loans held for sale	$163	$1			$35	$(16)		$(16)	$3	$(5)	(e)	$165
Commercial mortgage loans held for sale	57	(1)										56
Securities available for sale
Residential mortgage- backed non-agency	1,365	9		$16				(74)				1,316
Commercial mortgage- backed non-agency	11											11
Asset-backed	199	1		3				(9)				194
Other	72				1			(1)				72
Total securities available for sale	1,647	10		19	1			(84)				1,593
Loans	647	10			88	(3)		(28)		(3)	(e)	711	$11
Equity investments	1,263	67			40	(27)						1,343	63
Residential mortgage servicing rights	673	295			71		$13	(73)				979	295
Commercial mortgage servicing rights	569	129			13		18	(28)				701	129
Financial derivatives	118	(14)			1			(42)				63	(11)
Total assets	$5,137	$497		$19	$249	$(46)	$31	$(271)	$3	$(8)		$5,611	$487
Liabilities
Other borrowed funds	$2						$1	$(1)				$2
Financial derivatives	273	$(14)				$2		(34)				227	$(30)
Other liabilities	43	35					30	(35)				73	4
Total liabilities	$318	$21				$2	$31	$(70)				$302	$(26)
Net gains (losses)		$476	(f)										$513	(g)

76    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2020
Assets
Residential mortgage loans held for sale	$2				$2	$(1)				$4	$(3)	(e)	$4
Commercial mortgage loans held for sale	64	$(1)						$(3)					60	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	16		$(222)				(93)					1,442
Asset-backed	240	2		(29)				(11)					202
Other	74			(5)	4								73
Total securities available for sale	2,055	18		(256)	4			(104)					1,717
Loans	300	11			16	(26)		362	(d)		(8)	(e)	655	11
Equity investments	1,276	(69)			71	(58)							1,220	(64)
Residential mortgage servicing rights	995	(379)			18		$10	(39)					605	(379)
Commercial mortgage servicing rights	649	(167)			19		11	(35)					477	(166)
Trading securities
Financial derivatives	54	101			2			(22)					135	75
Other assets
Total assets	$5,395	$(486)		$(256)	$132	$(85)	$21	$159		$4	$(11)		$4,873	$(524)
Liabilities
Other borrowed funds	$7						$12	$(14)					$5
Financial derivatives	200	$8				$1		(24)					185	$10
Other liabilities	137	2					11	(78)		$2	$(2)		72	(6)
Total liabilities	$344	$10				$1	$23	$(116)		$2	$(2)		$262	$4
Net gains (losses)		$(496)	(f)											$(528)	(g)
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

The PNC Financial Services Group, Inc. – Form 10-Q 77

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 62: Fair Value Measurements – Recurring Quantitative Information

March 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$56	Discounted cash flow	Spread over the benchmark curve (b)	620bps - 6,350bps (4,038bps)
Residential mortgage-backed non-agency securities	1,316	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (10.2%)
			Constant default rate	0.0% - 18.8% (6.0%)
			Loss severity	25.0% -95.7% (48.6%)
			Spread over the benchmark curve (b)	155bps weighted-average
Asset-backed securities	194	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (8.4%)
			Constant default rate	1.4% - 6.0% (2.9%)
			Loss severity	30.0% - 100.0% (55.3%)
			Spread over the benchmark curve (b)	197bps weighted-average
Loans - Residential real estate	429	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (81.5%)
			Loss severity	0.0% - 100.0% (10.0%)
			Discount rate	4.8% - 6.8% (5.1%)
	130	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	20	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (85.5%)
			Loss severity	0.0% - 98.4% (31.5%)
			Discount rate	4.8% - 6.8% (6.2%)
	132	Consensus pricing (c)	Credit and liquidity discount	4.7% - 92.0% (44.0%)
Equity investments	1,343	Multiple of adjusted earnings	Multiple of earnings	4.0x - 20.1x (8.8x)
Residential mortgage servicing rights	979	Discounted cash flow	Constant prepayment rate	0.0% - 31.4% (10.7%)
			Spread over the benchmark curve (b)	383bps - 2,893bps (944bps)
Commercial mortgage servicing rights	701	Discounted cash flow	Constant prepayment rate	4.1% - 13.6% (4.9%)
			Discount rate	5.5% - 7.6% (7.4%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(201)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	210
Total Level 3 assets, net of liabilities (e)	$5,309

78    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$57	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 5,275bps (3,406bps)
Residential mortgage-backed non-agency securities	1,365	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.8%)
			Spread over the benchmark curve (b)	242bps weighted-average
Asset-backed securities	199	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -22.0% (7.4%)
			Constant default rate	1.0% - 6.0% (3.3%)
			Loss severity	30.0% - 100.0% (58.1%)
			Spread over the benchmark curve (b)	291bps weighted-average
Loans - Residential real estate	434	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.2%)
			Discount rate	4.8% - 6.8% (5.1%)
	132	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	21	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (88.5%)
			Loss severity	0.0% -98.4% (33.3%)
			Discount rate	4.8% - 6.8% (6.3%)
	60	Consensus pricing (c)	Credit and Liquidity discount	17.5% -97.0% (57.7%)
Equity investments	1,263	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.7x)
Residential mortgage servicing rights	673	Discounted cash flow	Constant prepayment rate	0.0% - 77.5% (21.1%)
			Spread over the benchmark curve (b)	325bps - 2,783bps (922bps)
Commercial mortgage servicing rights	569	Discounted cash flow	Constant prepayment rate	4.0% - 16.1% (4.9%)
			Discount rate	4.7% - 7.8% (7.3%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(252)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	298
Total Level 3 assets, net of liabilities (e)	$4,819
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
(e)Consisted of total Level 3 assets of $5.6 billion and total Level 3 liabilities of $0.3 billion as of March 31, 2021 and $5.1 billion and $0.3 billion as of December 31, 2020, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 63. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 79

Assets measured at fair value on a nonrecurring basis follow:

Table 63: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2021	December 31 2020	March 31 2021	March 31 2020
Assets
Nonaccrual loans	$345	$332	$(17)	$(28)
Loans held for sale	243		(17)
OREO and foreclosed assets	2	18		(1)
Long-lived assets	6	20	(2)	(1)
Total assets	$596	$370	$(36)	$(30)
(a)All Level 3 as of March 31, 2021 and December 31, 2020, except for $243 million included in Loans held for sale which was categorized as Level 2 as of March 31, 2021.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 64: Fair Value Option – Fair Value and Principal Balances

	March 31, 2021			December 31, 2020
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$1,204	$1,172	$32	$831	$793	$38
Accruing loans 90 days or more past due	3	3		4	4
Nonaccrual loans	45	54	(9)	20	24	(4)
Total	$1,252	$1,229	$23	$855	$821	$34
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$380	$396	$(16)	$357	$370	$(13)
Nonaccrual loans	5	6	(1)	5	6	(1)
Total	$385	$402	$(17)	$362	$376	$(14)
Loans
Accruing loans less than 90 days past due	$622	$632	$(10)	$519	$530	$(11)
Accruing loans 90 days or more past due	246	260	(14)	283	295	(12)
Nonaccrual loans	573	845	(272)	563	820	(257)
Total	$1,441	$1,737	$(296)	$1,365	$1,645	$(280)
Other assets	$93	$91	$2	$81	$69	$12
Liabilities
Other borrowed funds	$28	$28		$32	$33	$(1)
(a)There were no accruing loans 90 days or more past due within this category at March 31, 2021 or December 31, 2020.

80    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 65: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2021	2020
Assets
Residential mortgage loans held for sale	$16	$46
Commercial mortgage loans held for sale	$20	$48
Loans	$14	$18
Other assets	$14	$(36)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2021 and December 31, 2020. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 66, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

Table 66: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets
Cash and due from banks	$7,455	$7,455	$7,455
Interest-earning deposits with banks	86,161	86,161		$86,161
Securities held to maturity	1,459	1,559	874	485	$200
Net loans (excludes leases)	224,468	228,650			228,650
Other assets	3,783	3,782		3,780	2
Total assets	$323,326	$327,607	$8,329	$90,426	$228,852
Liabilities
Time deposits	$18,813	$18,651		$18,651
Borrowed funds	32,192	32,790		31,129	$1,661
Unfunded lending related commitments	507	507			507
Other liabilities	486	486		486
Total liabilities	$51,998	$52,434		$50,266	$2,168
December 31, 2020
Assets
Cash and due from banks	$7,017	$7,017	$7,017
Interest-earning deposits with banks	85,173	85,173		$85,173
Securities held to maturity	1,445	1,604	920	489	$195
Net loans (excludes leases)	228,788	233,688			233,688
Other assets	3,601	3,600		3,559	41
Total assets	$326,024	$331,082	$7,937	$89,221	$233,924
Liabilities
Time deposits	$19,692	$19,662		$19,662
Borrowed funds	36,488	37,192		35,571	$1,621
Unfunded lending related commitments	584	584			584
Other liabilities	413	413		413
Total liabilities	$57,177	$57,851		$55,646	$2,205

The PNC Financial Services Group, Inc. – Form 10-Q 81

The aggregate fair values in Table 66 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 60);
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
•trade receivables and payables due in one year or less, and
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.
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

For more information regarding derivatives see Note 1 Accounting Policies and Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.
82    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional amounts and gross fair values of all derivative assets and liabilities held by us:
Table 67: Total Gross Derivatives (a)

	March 31, 2021			December 31, 2020
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$22,802			$24,153
Cash flow hedges	35,017	$14	$99	22,875	$14
Foreign exchange contracts:
Net investment hedges	1,081		30	1,075		$22
Total derivatives designated for hedging	$58,900	$14	$129	$48,103	$14	$22
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$26,974			$50,511
Futures (f)	2,883			2,841
Mortgage-backed commitments	14,979	$144	$82	11,288	$147	$77
Other	4,307	58	16	1,831	11	2
Total interest rate contracts	49,143	202	98	66,471	158	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	278,447	3,614	1,578	280,125	5,475	1,601
Futures (f)	965			1,235
Mortgage-backed commitments	7,324	36	30	4,178	11	14
Other	22,475	157	123	20,125	193	88
Total interest rate contracts	309,211	3,807	1,731	305,663	5,679	1,703
Commodity contracts:
Swaps	7,032	558	533	6,149	350	323
Other	3,247	120	120	2,770	61	61
Total commodity contracts	10,279	678	653	8,919	411	384
Foreign exchange contracts and other	26,183	186	172	26,620	267	243
Total derivatives for customer-related activities	345,673	4,671	2,556	341,202	6,357	2,330
Derivatives used for other risk management activities:
Foreign exchange contracts and other	10,836	29	240	10,931	4	325
Total derivatives not designated for hedging	$405,652	$4,902	$2,894	$418,604	$6,519	$2,734
Total gross derivatives	$464,552	$4,916	$3,023	$466,707	$6,533	$2,756
Less: Impact of legally enforceable master netting agreements		904	904		720	720
Less: Cash collateral received/paid		716	1,295		1,434	1,452
Total derivatives		$3,296	$824		$4,379	$584
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

The PNC Financial Services Group, Inc. – Form 10-Q 83

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

Cash Flow Hedges
We enter into receive-fixed, pay-variable interest rate swaps and interest rate caps and floors to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. We also periodically enter into forward purchase and sale contracts to hedge the variability of the consideration that will be paid or received related to the purchase or sale of investment securities. The forecasted purchase or sale is consummated upon gross settlement of the forward contract itself. For these cash flow hedges, gains and losses on the hedging instruments are recorded in AOCI and are then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line as the hedged cash flows.

In the 12 months that follow March 31, 2021, we expect to reclassify an insignificant amount of net derivative gains from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021. As of March 31, 2021, the maximum length of time over which forecasted transactions are hedged is ten years.

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 68: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2021
Total amounts on the Consolidated Income Statement	$1,996	$421	$95	$483
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(8)	$646
Derivatives		$9	$(664)
Amounts related to interest settlements on derivatives		$(1)	$134
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$100	$22		$13
For the three months ended March 31, 2020
Total amounts on the Consolidated Income Statement	$2,480	$582	$314	$343
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$234	$(1,361)
Derivatives		$(231)	$1,339
Amounts related to interest settlements on derivatives		$(2)	$59
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$42	$2		$1
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
84    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 69: Hedged Items - Fair Value Hedges

	March 31, 2021		December 31, 2020
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,778	$22	$2,785	$30
Borrowed funds	$23,936	$966	$25,797	$1,611
(a)Includes $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both March 31, 2021 and December 31, 2020, respectively.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(8) million and $75 million for the three months ended March 31, 2021 and 2020, respectively.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 70: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2021	2020
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(322)	$654
Derivatives used for customer-related activities:
Interest rate contracts	82	2
Foreign exchange contracts and other	22	11
Gains (losses) from customer-related activities (b)	104	13
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	48	207
Total gains (losses) from derivatives not designated as hedging instruments	$(170)	$874
(a)Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.
(b)Included in Other noninterest income on our Consolidated Income Statement.

Offsetting, Counterparty Credit Risk and Contingent Features

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting, counterparty credit risk and contingent features, see Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.

Table 71 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2021 and December 31, 2020. The table includes cash collateral held or pledged under legally enforceable master netting
The PNC Financial Services Group, Inc. – Form 10-Q 85

agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 71 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 71: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$101			$101			$101
Over-the-counter	3,922	$620	$700	2,602		$263	2,339
Commodity contracts	678	190	8	480			480
Foreign exchange and other contracts	215	94	8	113		1	112
Total derivative assets	$4,916	$904	$716	$3,296	(a)	$264	$3,032
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$158			$158			$158
Over-the-counter	1,770	$653	$792	325			325
Commodity contracts	653	184	407	62			62
Foreign exchange and other contracts	442	67	96	279			279
Total derivative liabilities	$3,023	$904	$1,295	$824	(b)		$824
December 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	5,803	$430	$1,426	3,947		$531	3,416
Commodity contracts	411	209	4	198			198
Foreign exchange and other contracts	271	81	4	186		1	185
Total derivative assets	$6,533	$720	$1,434	$4,379	(a)	$532	$3,847
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$42			$42			$42
Over-the-counter	1,740	$462	$1,179	99			99
Commodity contracts	384	182	103	99			99
Foreign exchange and other contracts	590	76	170	344			344
Total derivative liabilities	$2,756	$720	$1,452	$584	(b)		$584
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

At March 31, 2021, we held cash, U.S. government securities and mortgage-backed securities totaling $1.5 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash
86    The PNC Financial Services Group, Inc. – Form 10-Q

totaling $2.0 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.
Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2021 was $1.8 billion for which we had posted collateral of $1.3 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2021 would be $0.5 billion.
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2020 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2021, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 21 Legal Proceedings in Part II, Item 8 of our 2020 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

USAA Patent Infringement Litigation

In January 2021, USAA filed a motion to dismiss or transfer PNC Bank’s declaratory judgment complaint in PNC Bank, N.A. v. United Services Automobile Association (Case No. 2:20-cv-1886), pending in the United States District Court for the Western District of Pennsylvania.

In February 2021, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319), pending in the United States District Court for the Eastern District of Texas, we answered the amended complaint and asserted counterclaims alleging that the
The PNC Financial Services Group, Inc. – Form 10-Q 87

plaintiff infringed four patents owned by PNC Bank, as well as for a declaratory judgment that PNC Bank does not infringe certain patents asserted by the plaintiff. In March 2021, the plaintiff filed a motion to dismiss two of the patent infringement counterclaims, as well as to sever the patent infringement counterclaims for trial.

In March 2021, USAA filed another lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The complaint alleges that PNC’s mobile remote deposit capture systems infringe two patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. On April 19, 2021, we moved to consolidate this action with the other action brought by USAA pending in the same district. On April 22, 2021, we filed motions to dismiss and transfer this action.

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in the Table 72. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). The “Other” category also included our BlackRock held for
88    The PNC Financial Services Group, Inc. – Form 10-Q

sale asset for the three months ended March 31, 2020. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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
Business Segment Results

Table 72: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$1,362	$991	$93	$(98)	$2,348
Noninterest income	654	807	229	182	1,872
Total revenue	2,016	1,798	322	84	4,220
Provision for (recapture of) credit losses	(257)	(282)	(9)	(3)	(551)
Depreciation and amortization	63	47	4	120	234
Other noninterest expense	1,413	664	198	65	2,340
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	797	1,369	129	(98)	2,197
Income taxes (benefit) from continuing operations	183	308	30	(150)	371
Net income from continuing operations	614	1,061	99	52	1,826
Less: Net income attributable to noncontrolling interests	7	3			10
Net income from continuing operations excluding noncontrolling interests	$607	$1,058	$99	$52	$1,816
Average Assets	$92,891	$170,531	$8,873	$195,925	$468,220
2020
Income Statement
Net interest income	$1,456	$950	$88	$17	$2,511
Noninterest income	788	694	204	139	1,825
Total revenue	2,244	1,644	292	156	4,336
Provision for credit losses	445	458	3	8	914
Depreciation and amortization	57	48	11	124	240
Other noninterest expense	1,471	674	208	(50)	2,303
Income from continuing operations before income taxes (benefit) and noncontrolling interests	271	464	70	74	879
Income taxes (benefit) from continuing operations	62	94	16	(52)	120
Net income from continuing operations	209	370	54	126	759
Less: Net income attributable to noncontrolling interests	8			(1)	7
Net income from continuing operations excluding noncontrolling interests	$201	$370	$54	$127	$752
Average Assets	$97,062	$172,502	$7,801	$135,071	$412,436
(a)There were no material intersegment revenues for the three months ended March 31, 2021 and 2020.

Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in markets across the Mid-Atlantic, Midwest and Southeast. Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards,
The PNC Financial Services Group, Inc. – Form 10-Q 89

education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained, or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides payables, receivables, deposit and account services, liquidity and investments, and online and mobile banking products and services to our clients. Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

Asset Management Group provides personal wealth management for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two distinct operating units:
•Personal Wealth Management, inclusive of Hawthorn, provides products and services to individuals and their families including investment and retirement planning, customized investment management, private banking, and trust management and administration for individuals and their families. The business also provides multi-generational family planning including estate, financial, tax planning, fiduciary, investment management and consulting, private banking, personal administrative services, asset custody and customized performance reporting to ultra high net worth clients.
•Institutional asset management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and fiduciary retirement advisory services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 24 Fee-based Revenue from Contracts with Customers in our 2020 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
Fee-based revenue within the scope of Topic 606 is recognized within our three reportable business segments: Retail Banking, Corporate & Institutional Banking and Asset Management Group. Interest income, income from lease contracts, fair value gains from financial instruments (including derivatives), income from mortgage servicing rights and guarantee products, letter of credit fees, non-refundable fees associated with acquiring or originating a loan and gains from the sale of financial assets are outside of the scope of Topic 606.
90    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products is included in our 2020 Form 10-K.

Retail Banking

Table 73: Retail Banking Noninterest Income Disaggregation

	Three months ended March 31
In millions	2021	2020
Product
Debit card fees	$138	$129
Deposit account fees	108	158
Brokerage fees	102	93
Net credit card fees (a)	47	41
Merchant services	32	49
Other	57	56
Total in-scope noninterest income by product	$484	$526
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$484	$526
Total out-of-scope noninterest income (b)	170	262
Total Retail Banking noninterest income	$654	$788
(a)Net credit card fees consists of interchange fees of $120 million and $118 million and credit card reward costs of $73 million and $77 million for the three months ended March 31, 2021 and 2020, respectively.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Corporate & Institutional Banking

Table 74: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended March 31
In millions	2021	2020
Product
Treasury management fees	$235	$216
Capital markets fees	192	175
Commercial mortgage banking activities	31	26
Other	29	20
Total in-scope noninterest income by product	$487	$437
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$487	$437
Total out-of-scope noninterest income (a)	320	257
Total Corporate & Institutional Banking noninterest income	$807	$694
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Asset Management Group

Table 75: Asset Management Group Noninterest Income Disaggregation

	Three months ended March 31
In millions	2021	2020
Customer Type
Personal	$173	$150
Institutional	53	51
Total in-scope noninterest income by customer type	$226	$201
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$226	$201
Total out-of-scope noninterest income (a)	3	3
Total Asset Management Group noninterest income	$229	$204
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
The PNC Financial Services Group, Inc. – Form 10-Q 91

NOTE 16 SUBSEQUENT EVENTS

On April 23, 2021, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of April 23, 2032. Interest is payable semi-annually in arrears at a fixed rate of 2.307% per annum, on April 23 and October 23 of each year, beginning on October 23, 2021. Beginning on April 23, 2031, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.97926%, on July 23, 2031, October 23, 2031, January 23, 2032 and at the maturity date.

92    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2021			2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$45,298	$195	1.72%	$49,636	$326	2.63%
Non-agency	1,236	22	7.24%	1,617	32	7.87%
Commercial mortgage-backed	6,241	40	2.58%	6,734	50	2.95%
Asset-backed	5,304	24	1.84%	5,003	38	3.05%
U.S. Treasury and government agencies	22,309	94	1.68%	15,938	92	2.29%
Other	4,561	39	3.28%	4,024	37	3.69%
Total securities available for sale	84,949	414	1.95%	82,952	575	2.77%
Securities held to maturity
Asset-backed				51		2.77%
U.S. Treasury and government agencies	797	6	2.83%	779	6	2.84%
Other	650	6	4.17%	640	7	4.48%
Total securities held to maturity	1,447	12	3.43%	1,470	13	3.56%
Total investment securities	86,396	426	1.97%	84,422	588	2.78%
Loans
Commercial and industrial	129,996	948	2.91%	128,723	1,180	3.62%
Commercial real estate	28,598	200	2.80%	28,275	260	3.64%
Equipment lease financing	6,332	62	3.90%	7,066	69	3.93%
Consumer	50,904	599	4.78%	57,680	771	5.38%
Residential real estate	22,305	197	3.53%	21,828	216	3.96%
Total loans	238,135	2,006	3.38%	243,572	2,496	4.08%
Interest-earning deposits with banks	85,410	21	0.10%	17,569	56	1.27%
Other interest-earning assets	7,829	45	2.34%	9,468	82	3.51%
Total interest-earning assets/interest income	417,770	2,498	2.40%	355,031	3,222	3.62%
Noninterest-earning assets	50,450			57,405
Total assets	$468,220			$412,436
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$59,083	5	0.03%	$53,287	95	0.72%
Demand	91,619	9	0.04%	70,931	72	0.41%
Savings	82,926	12	0.06%	69,977	138	0.79%
Time deposits	18,449	14	0.32%	21,141	70	1.34%
Total interest-bearing deposits	252,077	40	0.06%	215,336	375	0.70%
Borrowed funds
Federal Home Loan Bank borrowings	2,411	3	0.43%	13,440	58	1.69%
Bank notes and senior debt	22,799	60	1.04%	29,988	183	2.41%
Subordinated debt	5,929	21	1.43%	5,934	40	2.73%
Other	4,057	11	1.21%	7,826	33	1.69%
Total borrowed funds	35,196	95	1.09%	57,188	314	2.18%
Total interest-bearing liabilities/interest expense	287,273	135	0.19%	272,524	689	1.00%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	113,299			74,396
Accrued expenses and other liabilities	14,258			16,437
Equity	53,390			49,079
Total liabilities and equity	$468,220			$412,436
Interest rate spread			2.21%			2.62%
Impact of noninterest-bearing sources			0.06			0.22
Net interest income/margin		$2,363	2.27%		$2,533	2.84%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q 93

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$48,036	$218	1.81%
Non-agency	1,337	24	7.15%
Commercial mortgage-backed	6,568	43	2.66%
Asset-backed	5,017	26	2.04%
U.S. Treasury and government agencies	18,783	84	1.77%
Other	4,561	40	3.45%
Total securities available for sale	84,302	435	2.05%
Securities held to maturity
U.S. Treasury and government agencies	793	5	2.88%
Other	650	7	4.20%
Total securities held to maturity	1,443	12	3.47%
Total investment securities	85,745	447	2.08%
Loans
Commercial and industrial	134,944	990	2.87%
Commercial real estate	28,991	195	2.63%
Equipment lease financing	6,380	62	3.90%
Consumer	52,872	631	4.74%
Residential real estate	22,638	208	3.69%
Total loans	245,825	2,086	3.35%
Interest-earning deposits with banks	76,374	20	0.10%
Other interest-earning assets	8,134	40	1.99%
Total interest-earning assets/interest income	416,078	2,593	2.46%
Noninterest-earning assets	48,901
Total assets	$464,979
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$62,621	8	0.05%
Demand	88,026	9	0.04%
Savings	79,430	16	0.08%
Time deposits	19,448	20	0.41%
Total interest-bearing deposits	249,525	53	0.08%
Borrowed funds
Federal Home Loan Bank borrowings	4,761	5	0.40%
Bank notes and senior debt	24,022	62	1.00%
Subordinated debt	5,936	21	1.38%
Other	3,433	11	1.39%
Total borrowed funds	38,152	99	1.02%
Total interest-bearing liabilities/interest expense	287,677	152	0.21%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	109,878
Accrued expenses and other liabilities	14,348
Equity	53,076
Total liabilities and equity	$464,979
Interest rate spread			2.25%
Impact of noninterest-bearing sources			0.07
Net interest income/margin		$2,441	2.32%
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
(b)Loan fees for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020 were $55 million, $39 million and $44 million, respectively.
94 The PNC Financial Services Group, Inc. – Form 10-Q

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

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Three months ended
In millions	March 31, 2021	December 31, 2020	March 31, 2020
Net interest income (GAAP)	$2,348	$2,424	$2,511
Taxable-equivalent adjustments	15	17	22
Net interest income (Non-GAAP)	$2,363	$2,441	$2,533
(a)The interest income earned on certain interest-earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2020 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LGD	Loss given default
ALLL	Allowance for loan and lease losses	LIBOR	London Interbank Offered Rate
AOCI	Accumulated other comprehensive income	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	LLC	Limited liability company
ASF	Available stable funding	LTV	Loan-to-value ratio
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BBVA	BBVA USA Bancshares, Inc.	MSR	Mortgage servicing right
BBVA, S.A.	Banco Bilbao Vizcaya Argentaria, S.A.	NAICS	North American Industry Classification System
BBVA USA	BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.	NSFR	Net Stable Funding Ratio
BHC	Bank holding company	OCC	Office of the Comptroller of the Currency
bps	Basis points	OCI	Other comprehensive income
CARES Act	Coronavirus Aid, Relief and Economic Security Act	OREO	Other real estate owned
CCAR	Comprehensive Capital Analysis and Review	OTC	Over-the-counter
CECL	Current expected credit losses	PCAOB	Public Company Accounting Oversight Board
CET1	Common equity tier 1	PCD	Purchased credit deteriorated
CFPB	Consumer Financial Protection Bureau	PD	Probability of default
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
DFAST	Dodd-Frank capital stress testing	RAC	PNC’s Reserve Adequacy Committee
EAD	Exposure at default	ROAP	Removal of account provisions
ERM	Enterprise Risk Management	RSF	Required stable funding
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FHLMC	Federal Home Loan Mortgage Corporation	SCB	Stress capital buffer
FICO	Fair Isaac Corporation (credit score)	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SLR	Supplementary leverage ratio
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
GLB Act	Gramm-Leach-Bliley Act	U.S.	United States of America
HQLA	High quality, unencumbered liquid assets	VA	Department of Veterans Affairs
ISDA	International Swaps and Derivatives Association	VaR	Value-at-risk
LCR	Liquidity Coverage Ratio	VIE	Variable interest entity

The PNC Financial Services Group, Inc. – Form 10-Q 95

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in our 2020 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2021 are included in the following table.

2021 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	3	$154.78		75,109
February 1 – 28	406	$162.47		75,109
March 1 - 31				75,109
Total	409	$162.41
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. See Note 17 Employee Benefit Plans and Note 18 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic. We continued the suspension through the first quarter of 2021, with the exception of employee benefit-related purchases in the third quarter of 2020, consistent with extension of the Federal Reserves's special capital distribution restrictions. We expect to continue to refrain from share repurchases for the remainder of the period leading up to the close of our pending BBVA transaction. Following the close, PNC expects to resume repurchases in the second half of 2021.

96    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our
The PNC Financial Services Group, Inc. – Form 10-Q 97

capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve's rules require quantitative and qualitative disclosures about LCR and, beginning in 2023, our NSFR. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Personnel and Compensation, or Risk Committees (all of which are posted on our corporate website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at corporate headquarters at the above address. Copies will be provided without charge.
Inquiries
For financial services, call 888-762-2265.
Registered shareholders should contact Shareholder Services at 800-982-7652.
Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.
News media representatives should contact PNC Media Relations at 412-762-4550 or via email at media.relations@pnc.com.
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2020 Form 10-K.

98    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 5, 2021 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 99