Form 10-Q
period 2021-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2021-08-06
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Yes  ☐  No  ☒
As of July 16, 2021, there were 424,993,233 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2021 Form 10-Q

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

See page 102 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Financial Results (a)
Revenue
Net interest income	$2,581	$2,527	$4,929	$5,038
Noninterest income	2,086	1,549	3,958	3,374
Total revenue	4,667	4,076	8,887	8,412
Provision for (recapture of) credit losses	302	2,463	(249)	3,377
Noninterest expense	3,050	2,515	5,624	5,058
Income (loss) from continuing operations before income taxes and noncontrolling interests	$1,315	$(902)	$3,512	$(23)
Income taxes (benefit) from continuing operations	212	(158)	583	(38)
Net income (loss) from continuing operations	$1,103	$(744)	$2,929	$15
Income from discontinued operations before taxes		$5,596		$5,777
Income taxes from discontinued operations		1,197		1,222
Net income from discontinued operations		$4,399		$4,555
Net income	$1,103	$3,655	$2,929	$4,570
Less:
Net income attributable to noncontrolling interests	12	7	22	14
Preferred stock dividends (b)	48	55	105	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	$1,042	$3,592	$2,800	$4,436
Per Common Share
Basic earnings (loss) from continuing operations	$2.43	$(1.90)	$6.54	$(0.29)
Basic earnings from discontinued operations		10.28		10.60
Total basic earnings	$2.43	$8.40	$6.54	$10.33
Diluted earnings (loss) from continuing operations	$2.43	$(1.90)	$6.53	$(0.29)
Diluted earnings from discontinued operations		10.28		10.59
Total diluted earnings	$2.43	$8.40	$6.53	$10.32
Cash dividends declared per common share	$1.25	$1.15	$2.40	$2.30
Effective tax rate from continuing operations (c)	16.1%	17.5%	16.6%	165.2%
Performance Ratios
Net interest margin (d)	2.29%	2.52%	2.28%	2.67%
Noninterest income to total revenue	45%	38%	45%	40%
Efficiency	65%	62%	63%	60%
Return on:
Average common shareholders’ equity	8.32%	30.11%	11.29%	19.15%
Average assets	0.88%	3.21%	1.21%	2.11%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)Dividends are payable quarterly other than Series O, Series R and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters than the Series R and Series S preferred stock. Beginning on August 1, dividends will be paid on the Series O on a quarterly basis (February 1, May 1, August 1 and November 1 of each year).
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
The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	June 30 2021	December 31 2020	June 30 2020
Balance Sheet Data (dollars in millions, except per share data)
Assets	$554,212	$466,679	$458,978
Loans	$294,704	$241,928	$258,236
Allowance for loan and lease losses	$5,730	$5,361	$5,928
Interest-earning deposits with banks (b)	$72,447	$85,173	$50,233
Investment securities	$126,543	$88,799	$98,493
Loans held for sale	$2,227	$1,597	$1,443
Equity investments	$7,521	$6,052	$4,943
Mortgage servicing rights	$1,793	$1,242	$1,067
Goodwill	$10,958	$9,233	$9,233
Other assets	$35,025	$30,999	$34,920
Noninterest-bearing deposits	$154,190	$112,637	$99,458
Interest-bearing deposits	$298,693	$252,708	$246,539
Total deposits	$452,883	$365,345	$345,997
Borrowed funds	$34,813	$37,195	$47,026
Allowance for unfunded lending related commitments	$645	$584	$662
Total shareholders’ equity	$54,627	$54,010	$52,923
Common shareholders’ equity	$51,107	$50,493	$48,928
Accumulated other comprehensive income	$1,463	$2,770	$3,069
Book value per common share	$120.25	$119.11	$115.26
Period-end common shares outstanding (in millions)	425	424	425
Loans to deposits	65%	66%	75%
Common shareholders’ equity to total assets	9.2%	10.8%	10.7%
Client Assets (in billions)
Discretionary client assets under management	$183	$170	$151
Nondiscretionary client assets under administration	172	154	138
Total client assets under administration	355	324	289
Brokerage account client assets	88	59	53
Total client assets	$443	$383	$342
Basel III Capital Ratios (c) (d)
Common equity Tier 1	10.1%	12.2%	11.3%
Common equity Tier 1 fully implemented (e)	9.9%	11.8%	10.9%
Tier 1 risk-based	11.1%	13.2%	12.4%
Total capital risk-based (f)	13.2%	15.6%	14.9%
Leverage	8.7%	9.5%	9.4%
Supplementary leverage	7.3%	9.9%	9.3%
Asset Quality
Nonperforming loans to total loans	0.94%	0.94%	0.73%
Nonperforming assets to total loans, OREO and foreclosed assets	0.96%	0.97%	0.76%
Nonperforming assets to total assets	0.51%	0.50%	0.43%
Net charge-offs to average loans (for the three months ended) (annualized)	0.48%	0.37%	0.35%
Allowance for loan and lease losses to total loans	1.94%	2.22%	2.30%
Allowance for credit losses to total loans (g)	2.16%	2.46%	2.55%
Allowance for loan and lease losses to nonperforming loans	206%	235%	316%
Accruing loans past due 90 days or more (in millions)	$527	$509	$456
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)Amounts include balances held with the Federal Reserve Bank of $71.9 billion, $84.9 billion and $50.0 billion as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.
(c)All ratios are calculated using the regulatory capital methodology applicable to PNC during each period presented and calculated based on the standardized approach. See Basel III Capital discussion in the Capital Management portion of the Risk Management section of this Financial Review and the capital discussion in the Banking Regulation and Supervision section of Item 1 Business and Item 1A Risk Factors in our 2020 Form 10-K.
(d)Ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision, unless noted differently.
(e)The fully implemented CET1 ratio is calculated to reflect the full impact of CECL and excludes the benefits of the five-year transition provision.
(f)The 2021 and 2020 Basel III Total risk-based capital ratios include nonqualifying trust preferred capital securities of $20 million and $40 million, respectively, that are subject to a phase-out period that runs through 2021.
(g)Calculated as the Allowance for loan and lease losses plus the Allowance for unfunded lending related commitments divided by total loans.
2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located primarily in markets across the Mid-Atlantic, Midwest, Southeast and Southwest. We also have strategic international offices in four countries outside the U.S.

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

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, we acquired BBVA USA Bancshares, Inc. (BBVA) for cash consideration of $11.5 billion. BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA, operates more than 600 branches in Texas, Alabama, Arizona, California, Florida, Colorado and New Mexico. Our results for the three and six months ended June 30, 2021 reflect BBVA's operations for the month of June 2021 and our June 30, 2021 balance sheet includes BBVA's balances, including $95.7 billion of total assets, $82.2 billion of deposits and $60.5 billion of loans.

Shortly after the acquisition, PNC merged BBVA into PNC, and PNC contributed all of the shares of BBVA USA to PNC
Bancorp, Inc, a wholly-owned subsidiary of PNC. As a result, BBVA USA is now a subsidiary of PNC Bancorp, Inc. and an affiliate of PNC Bank. PNC expects to merge BBVA USA into PNC Bank in October 2021.

Throughout this Report, BBVA USA Bancshares, Inc. will be referred to as BBVA.

Discontinued Operations
In the second quarter of 2020, we divested our entire 22.4% equity investment in BlackRock. Net proceeds from the sale were
$14.2 billion with an after-tax gain on sale of $4.3 billion. BlackRock's historical results are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 1 of this Report.

Income Statement Highlights

Net income from continuing operations of $1.1 billion, or $2.43 per diluted common share, for the second quarter of 2021 increased $1.8 billion compared to a net loss from continuing operations of $0.7 billion, or $1.90 loss per diluted common share, for the second quarter of 2020 primarily due to a lower provision for credit losses.
•For the three months ended June 30, 2021 compared to the same period in 2020:
•Total revenue increased $591 million, or 14%, to $4.7 billion.
•Net interest income of $2.6 billion, including $236 million from BBVA, increased $54 million, or 2%.
The PNC Financial Services Group, Inc. – Form 10-Q 3

•Net interest margin decreased 23 basis points to 2.29% reflecting higher average balances held with the Federal Reserve Bank.
•Noninterest income increased $537 million, or 35%, to $2.1 billion, including $80 million from BBVA, primarily due to higher corporate and consumer services fee income as well as higher other noninterest income.
•Provision for credit losses was $302 million for the second quarter of 2021, as a provision recapture of $704 million, primarily driven by improvements in credit quality and macroeconomic factors, as well as balance reductions, was more than offset by an initial provision for credit losses of $1.0 billion related to the BBVA acquisition. Provision for credit losses was $2.5 billion for the second quarter of 2020.
•Noninterest expense increased $535 million, or 21%, to $3.1 billion, due to $179 million of BBVA operating expenses, $101 million of integration expenses, growth in business and marketing activity and additions to legal reserves during the second quarter of 2021.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at June 30, 2021 and December 31, 2020. In comparison to December 31, 2020, changes in our balance sheet were primarily driven by the BBVA acquisition.
•Total assets increased $87.5 billion, or 19%, to $554.2 billion, including $95.7 billion from BBVA.
•Total loans increased $52.8 billion, or 22%, to $294.7 billion, including $60.5 billion from BBVA.
•Total commercial loans increased $32.4 billion, or 19%, to $199.6 billion driven by BBVA loans of $38.5 billion, partially offset by PNC legacy PPP loan forgiveness and lower multifamily agency warehouse lending.
•At June 30, 2021, PNC had $11.6 billion of PPP loans and included $2.1 billion from BBVA. PPP loans outstanding at December 31, 2020 were $12.0 billion.
•Total consumer loans increased $20.3 billion, or 27%, to $95.1 billion driven by loans from BBVA of $22.0 billion and increased originations of PNC legacy residential mortgages, partially offset by declines in remaining PNC legacy portfolios as paydowns outpaced new originations.
•Investment securities increased $37.7 billion, or 43%, to $126.5 billion, resulting from $17.6 in securities from BBVA and increased purchase activity.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $12.7 billion to $72.4 billion, primarily due to the payment of $11.5 billion in cash for the purchase of BBVA and increased securities purchases, partially offset by $12.0 billion from BBVA.
•Total deposits increased $87.5 billion, or 24%, to $452.9 billion, including $82.2 billion from BBVA, due to growth in commercial and consumer deposits.
•Borrowed funds decreased $2.4 billion, or 6%, to $34.8 billion, due to lower FHLB borrowings reflecting the use of liquidity from deposit growth, partially offset by $2.3 billion from BBVA.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Second quarter 2021 credit quality performance included the acquisition of BBVA and the associated purchase accounting impacts.
•At June 30, 2021 compared to December 31, 2020:
•Nonperforming assets of $2.8 billion, increased $481 million, or 21%, due to $880 million of nonperforming assets from BBVA, partially offset by lower PNC legacy nonperforming assets reflecting improved credit performance.
•Overall loan delinquencies of $1.3 billion decreased $73 million, or 5%, driven by lower PNC legacy consumer and commercial delinquencies, partially offset by $291 million in delinquencies resulting from the BBVA acquisition.
•The ACL related to loans increased to $6.4 billion, or 2.16% of total loans, at June 30, 2021 compared to $5.9 billion, or 2.46% of total loans, at December 31, 2020. The increase was attributable to the ACL associated with the BBVA portfolio, which was recognized through both a fair value purchase accounting mark of $1.2 billion and an initial provision for credit losses of $1.0 billion, partially offset by a provision recapture of $1.3 billion and net loan charge-offs of $0.5 billion.
•Net charge-offs were $306 million, or 0.48% of average loans on an annualized basis, in the second quarter of 2021. This included $248 million related to BBVA, which were largely the result of required purchase accounting treatment for the acquisition. Net charge-offs were $236 million, or 0.35%, for the same quarter of 2020.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Capital Highlights
We maintained our strong capital and liquidity positions.
•Our CET1 ratio decreased to 10.1% at June 30, 2021 from 12.2% at December 31, 2020, primarily due to the BBVA acquisition.
•Capital was impacted by our election of a five-year transition period for CECL's estimated impact on CET1         capital. CECL's estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.
•Common shareholders' equity increased to $51.1 billion at June 30, 2021, compared to $50.5 billion at December 31, 2020.
•In the second quarter, we returned capital to shareholders through dividends on common shares of $0.5 billion and refrained from repurchasing shares through the second quarter of 2021 due to the BBVA transaction.
•During the second quarter, PNC announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.
•On July 1, 2021, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.25 per share, an increase of 10 cents per share, or 9%, effective with the August 5, 2021 dividend payment.

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
•With passage of the American Rescue Plan Act of 2021 and continued vaccine distribution, economic growth has picked up in 2021 and will remain very strong through the rest of this year and into 2022. Real GDP returned to its pre-pandemic level in the second quarter of 2021. Employment in June 2021 was still down by 6.8 million from before the pandemic; PNC expects employment to return to its pre-pandemic level in the spring of 2022.
•Compared to the spring of 2020 (when prices were falling), inflation has accelerated in mid-2021 due to strong demand in specific segments and supply chain disruptions. Inflation will slow in the second half of 2021.
•PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25% until mid-2023.

For the third quarter of 2021, compared to the second quarter of 2021 where appropriate, we expect:
•Period-end loans to be up modestly,
•Net interest income to be up in the mid-teens, on a percentage basis,
•Fee income to be up mid-single digits, on a percentage basis,
•Other noninterest income to be between $325 million and $375 million,
•Noninterest expense excluding integration expense to be up high-single digits, on a percentage basis, and
•Net loan charge-offs to be between $150 million and $200 million.

For the full year 2021, compared to full year 2020 except as noted, we expect:
•Period-end loans to be up modestly from June 30, 2021,
•Revenue to be up approximately 12% to 14%,
•Noninterest expense excluding integration expense to be up approximately 13% to 15%, and
•The effective tax rate to be 17%.

Additionally, we are on track to realize $900 million in net expense savings of BBVA's expense base in 2022. We also expect to incur nonrecurring merger and integration costs of approximately $980 million; the majority of which we expect to recognize in 2021.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2020 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
The PNC Financial Services Group, Inc. – Form 10-Q 5

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income from continuing operations of $1.1 billion, or $2.43 per diluted common share for the second quarter of 2021, increased $1.8 billion compared to a net loss from continuing operations of $0.7 billion, or $1.90 loss per diluted common share, for the second quarter of 2020. For the first six months of 2021, net income from continuing operations was $2.9 billion, or $6.54 per diluted common share, compared to $15 million, or $0.29 loss per diluted common share, for the first six months of 2020. In both comparisons the increase was primarily due to a lower provision for credit losses in 2021 due to improvements in credit quality and macroeconomic factors.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2021			2020
Three months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$108,503	1.75%	$475	$88,430	2.41%	$533
Loans	255,607	3.38%	2,169	268,114	3.37%	2,270
Interest-earning deposits with banks	78,522	0.11%	22	34,600	0.10%	9
Other	8,079	2.46%	50	10,867	2.26%	62
Total interest-earning assets/interest income	$450,711	2.40%	2,716	$402,011	2.85%	2,874
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$269,436	0.05%	30	$241,445	0.23%	141
Borrowed funds	34,149	1.04%	90	53,229	1.39%	187
Total interest-bearing liabilities/interest expense	$303,585	0.16%	120	$294,674	0.44%	328
Net interest margin/income (Non-GAAP)		2.29%	2,596		2.52%	2,546
Taxable-equivalent adjustments			(15)			(19)
Net interest income (GAAP)			$2,581			$2,527

	2021			2020
Six months ended June 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$97,511	1.85%	$901	$86,426	2.59%	$1,121
Loans	246,919	3.38%	4,175	255,843	3.71%	4,766
Interest-earning deposits with banks	81,947	0.10%	43	26,085	0.50%	65
Other	7,955	2.40%	95	10,167	2.84%	144
Total interest-earning assets/interest income	$434,332	2.40%	5,214	$378,521	3.21%	6,096
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$260,804	0.05%	70	$228,390	0.45%	516
Borrowed funds	34,670	1.06%	185	55,209	1.80%	501
Total interest-bearing liabilities/interest expense	$295,474	0.17%	255	$283,599	0.71%	1,017
Net interest margin/income (Non-GAAP)		2.28%	4,959		2.67%	5,079
Taxable-equivalent adjustments			(30)			(41)
Net interest income (GAAP)			$4,929			$5,038
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
6    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income increased $54 million, or 2%, for the second quarter of 2021, and decreased $109 million, or 2%, for the first six months of 2021 compared to the same periods in 2020. In the quarterly comparison, the increase was due to interest earning assets from the BBVA acquisition and lower rates on deposits, partially offset by lower PNC legacy loans outstanding and securities yields. In the year-to-date comparison, the decrease was due to lower PNC legacy loans outstanding and lower securities yields, partially offset by lower deposit rates and interest earning assets from BBVA.

Net interest margin in the quarterly and year-to-date comparisons decreased 23 basis points and 39 basis points, respectively. The decrease in both comparisons reflected higher balances held with the Federal Reserve Bank and lower yields on securities, partially offset by the impact of BBVA's interest earning assets.

Average investment securities increased $20.1 billion, or 23%, and $11.1 billion, or 13%, in the quarterly and year-to-date comparisons, respectively. Both comparisons increased primarily due to higher U.S. Treasury and government securities, resulting from increased purchase activity and the acquisition of BBVA. Average investment securities represented 24% of average interest-earning assets for the second quarter of 2021 and 22% for the first six months of 2021, compared to 22% and 23% for the same periods in 2020.

Average loans decreased $12.5 billion, or 5%, and $8.9 billion, or 3% in the quarterly and year-to-date comparisons, respectively. In the quarterly comparison, the decrease was due to lower utilization of loan commitments by commercial customers. In the year-to-date comparison, the decrease was due to lower commercial and consumer loans. The decrease in both comparisons was partially offset by loans from the BBVA acquisition. Average loans represented 57% of average interest-earning assets for the three and six months ended June 30, 2021, compared to 67% and 68% for the same periods in 2020.

Average interest-earning deposits with banks increased $43.9 billion and $55.9 billion in the respective quarterly and year-to-date comparisons, as average balances held with the Federal Reserve Bank increased due to higher deposits.

Average interest-bearing deposits grew $28.0 billion, or 12%, and $32.4 billion, or 14% in the respective quarterly and year-to-date comparisons due to overall growth in commercial and consumer liquidity, including deposits from BBVA. In total, average interest-bearing deposits increased to 89% and 88% of average interest-bearing liabilities for the three and six months ended June 30, 2021, compared to 82% and 81% for the same periods in 2020.

Average borrowed funds decreased $19.1 billion, or 36%, compared with the second quarter of 2020 and $20.5 billion, or 37%, compared with the first six months of 2020 primarily due to a decline in FHLB borrowings reflecting the use of liquidity from deposit growth.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2021	2020	$	%	2021	2020	$	%
Noninterest income
Asset management	$239	$199	$40	20%	$465	$400	$65	16%
Consumer services	457	330	127	38%	841	707	134	19%
Corporate services	688	512	176	34%	1,243	1,038	205	20%
Residential mortgage	103	158	(55)	(35)%	208	368	(160)	(43)%
Service charges on deposits	131	79	52	66%	250	247	3	1%
Other	468	271	197	73%	951	614	337	55%
Total noninterest income	$2,086	$1,549	$537	35%	$3,958	$3,374	$584	17%

Noninterest income as a percentage of total revenue was 45% for both the second quarter and first six months of 2021, compared to 38% and 40% for the same periods in 2020.

Asset management revenue increased in the quarterly and year-to-date comparisons due to the impact of higher average equity markets. PNC's discretionary client assets under management increased to $183 billion at June 30, 2021 from $151 billion at June 30, 2020, primarily driven by higher spot equity markets.

Consumer services revenue increased in the quarterly and year-to-date comparisons reflecting the impacts of higher consumer spending on debit card, merchant services, and credit card fees and higher average equity markets on brokerage fees.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Corporate services revenue increased in the quarterly and year-to-date comparisons primarily due to higher merger and acquisition advisory fees, treasury management product revenue, revenue from commercial mortgage servicing activities and loan commitment fees.

Residential mortgage revenue decreased in the quarterly comparison primarily due to lower servicing fee revenue and decreased in the year-to-date comparison due to both lower mortgage servicing rights valuation, net of economic hedge and lower servicing fee revenue. Servicing fee revenue in both comparisons declined due to higher MSR amortization.

Service charges on deposits increased in the quarterly and year-to-date comparisons primarily due to higher transaction volumes and fewer pandemic related fee waivers.

Other noninterest income increased in the quarterly and year-to-date comparisons primarily due to higher private equity revenue.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended June 30				Six months ended June 30
			Change				Change
Dollars in millions	2021	2020	$	%	2021	2020	$	%
Noninterest expense
Personnel	$1,640	$1,373	$267	19%	$3,117	$2,742	$375	14%
Occupancy	217	199	18	9%	432	406	26	6%
Equipment	326	301	25	8%	619	588	31	5%
Marketing	74	47	27	57%	119	105	14	13%
Other	793	595	198	33%	1,337	1,217	120	10%
Total noninterest expense	$3,050	$2,515	$535	21%	$5,624	$5,058	$566	11%

The increase in noninterest expense in the quarterly and year-to-date comparisons reflected BBVA operating and integration expenses, growth in business and marketing activity and additions to legal reserves during the second quarter of 2021.

Effective Income Tax Rate

The effective income tax rate from continuing operations was 16.1% in the second quarter of 2021 compared to 17.5% in the second quarter of 2020, and 16.6% in the first six months of 2021 compared to 165.2% in the same period in 2020.

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended June 30			Six months ended June 30
			Change			Change
Dollars in millions	2021	2020	$	2021	2020	$
Provision for (recapture of) credit losses
Loans and leases	$206	$2,220	$(2,014)	$(296)	$3,172	$(3,468)
Unfunded lending related commitments	92	212	(120)	15	165	(150)
Investment securities		30	(30)	26	30	(4)
Other financial assets	4	1	3	6	10	(4)
Total provision for (recapture of) credit losses	$302	$2,463	$(2,161)	$(249)	$3,377	$(3,626)

The provision for credit losses for the second quarter of 2021 included a $1.0 billion initial provision for the BBVA acquisition, partially offset by a provision recapture of $704 million.

Net Income from Discontinued Operations

For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2021	2020	$	%
Assets
Interest-earning deposits with banks	$72,447	$85,173	$(12,726)	(15)%
Loans held for sale	2,227	1,597	630	39%
Investment securities	126,543	88,799	37,744	43%
Loans	294,704	241,928	52,776	22%
Allowance for loan and lease losses	(5,730)	(5,361)	(369)	(7)%
Mortgage servicing rights	1,793	1,242	551	44%
Goodwill	10,958	9,233	1,725	19%
Other	51,270	44,068	7,202	16%
Total assets	$554,212	$466,679	$87,533	19%
Liabilities
Deposits	$452,883	$365,345	$87,538	24%
Borrowed funds	34,813	37,195	(2,382)	(6)%
Allowance for unfunded lending related commitments	645	584	61	10%
Other	11,186	9,514	1,672	18%
Total liabilities	499,527	412,638	86,889	21%
Equity
Total shareholders’ equity	54,627	54,010	617	1%
Noncontrolling interests	58	31	27	87%
Total equity	54,685	54,041	644	1%
Total liabilities and equity	$554,212	$466,679	$87,533	19%

Our balance sheet was strong and well positioned at June 30, 2021 and December 31, 2020.
•Total asset growth reflected the addition of loans and investment securities from the BBVA acquisition, partially offset by a decrease in interest-earning deposits with banks.
•Total liabilities increased primarily due to deposit growth reflecting higher commercial and consumer deposits driven by the acquisition of BBVA, partially offset by lower borrowed funds.
•Total equity increased primarily due to second quarter net income, partially offset by lower AOCI and dividends paid on common and preferred stock.

The ACL related to loans totaled $6.4 billion at June 30, 2021, an increase of $0.4 billion since December 31, 2020. The increase was attributable to the ACL associated with the BBVA portfolio, which was recognized through both a fair value purchase accounting mark of $1.2 billion and an initial provision for credit losses of $1.0 billion, partially offset by a provision recapture of $1.3 billion and net loan charge-offs of $0.5 billion. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Critical Accounting Estimates and Judgments section of this Financial Review, and
•Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2020 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	June 30	December 31	Change
Dollars in millions	2021	2020	$	%
Commercial
Commercial and industrial	$155,300	$132,073	$23,227	18%
Commercial real estate	37,964	28,716	9,248	32%
Equipment lease financing	6,376	6,414	(38)	(1)%
Total commercial	199,640	167,203	32,437	19%
Consumer
Residential real estate	36,846	22,560	14,286	63%
Home Equity	25,174	24,088	1,086	5%
Automobile	17,551	14,218	3,333	23%
Credit card	6,528	6,215	313	5%
Education	2,726	2,946	(220)	(7)%
Other consumer	6,239	4,698	1,541	33%
Total consumer	95,064	74,725	20,339	27%
Total loans	$294,704	$241,928	$52,776	22%

Commercial loans increased driven by $38.5 billion of BBVA loans, partially offset by PNC legacy PPP loan forgiveness and lower multifamily agency warehouse lending. At June 30, 2021, PNC had $11.6 billion of PPP loans outstanding which included $2.1 billion from BBVA. PPP loans outstanding at December 31, 2020 were $12.0 billion.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans increased primarily due to $22.0 billion of loans from BBVA and increased originations of PNC legacy residential mortgages, partially offset by declines in the remaining PNC legacy portfolios as paydowns outpaced new originations.

For information on our residential real estate and home equity portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

Investment Securities

Investment securities of $126.5 billion at June 30, 2021, increased $37.7 billion, or 43%, compared to December 31, 2020, resulting from the $17.6 billion related to the BBVA acquisition and increased purchase activity.

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
Table 8: Investment Securities

	June 30, 2021		December 31, 2020		Ratings as of June 30, 2021 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$39,368	$39,902	$20,616	$21,631	100%
Agency residential mortgage-backed	66,393	67,314	47,355	48,911	100%
Non-agency residential mortgage-backed	1,081	1,323	1,272	1,501	9%		2%	49%	40%
Agency commercial mortgage-backed	2,263	2,331	2,571	2,688	100%
Non-agency commercial mortgage-backed (c)	4,033	4,079	3,678	3,689	86%	1%	1%	4%	8%
Asset-backed (d)	5,625	5,697	5,060	5,150	94%	1%		5%
Other (e)	5,741	6,010	5,061	5,393	57%	24%	14%		5%
Total investment securities (f)	$124,504	$126,656	$85,613	$88,963	96%	1%	1%	1%	1%
10    The PNC Financial Services Group, Inc. – Form 10-Q

(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
(b)Amortized cost is presented net of applicable allowance for investment securities of $108 million and $82 million at June 30, 2021 and December 31, 2020, in accordance with the adoption of the CECL accounting standard.
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

Table 8 presents the distribution of our total investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the amount of the allowance for investment securities.

The duration of investment securities was 4 years at June 30, 2021. We estimate that at June 30, 2021 the effective duration of investment securities was 4.1 years for an immediate 50 basis points parallel increase in interest rates and 3.8 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.4 years at June 30, 2021 compared to 3.4 years at December 31, 2020.

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2021	Years
Agency residential mortgage-backed	4.4
Non-agency residential mortgage-backed	6.6
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	2.2
Asset-backed	2.8

Additional information regarding our investment securities is included in Note 3 Investment Securities and Note 11 Fair Value in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

Funding Sources
Table 10: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2021	2020	$	%
Deposits
Noninterest-bearing	$154,190	$112,637	$41,553	37%
Interest-bearing
Money market	83,215	59,737	23,478	39%
Demand	106,415	92,294	14,121	15%
Savings	88,972	80,985	7,987	10%
Time deposits	20,091	19,692	399	2%
Total interest-bearing deposits	298,693	252,708	45,985	18%
Total deposits	452,883	365,345	87,538	24%
Borrowed funds
Federal Home Loan Bank borrowings		3,500	(3,500)	(100)%
Bank notes and senior debt	24,408	24,271	137	1%
Subordinated debt	7,120	6,403	717	11%
Other	3,285	3,021	264	9%
Total borrowed funds	34,813	37,195	(2,382)	(6)%
Total funding sources	$487,696	$402,540	$85,156	21%

Total deposits increased reflecting growth in commercial and consumer deposits primarily due to the BBVA acquisition.

Borrowed funds decreased due to lower FHLB borrowings reflecting the use of liquidity from deposit growth, which more than offset borrowed funds from BBVA.
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
Shareholders’ Equity

Total shareholders’ equity was $54.6 billion at June 30, 2021, an increase of $0.6 billion compared to December 31, 2020. The increase resulted from net income of $2.9 billion, partially offset by lower AOCI of $1.3 billion reflecting the impact of higher rates on net unrealized securities gains and common and preferred stock dividends of $1.0 billion.

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

Our business segment results for the first six months of 2021 reflect BBVA's business operations for the month of June 2021 and our balance sheet at June 30, 2021 includes BBVA's balances. Until conversion of bank systems and branches, PNC Bank and BBVA customers will continue to be served through their respective PNC Bank and BBVA USA branches, websites and mobile apps, financial advisors and relationship managers. Upon conversion, which is expected to occur in October 2021, there will be changes in the segmentation of BBVA USA customers as we integrate data to PNC applications, finalize the review of customer relationships and better align customers with PNC's products and services. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional information on the acquisition of BBVA.

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
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 83 in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Retail Banking's core strategy is to help all of our consumer and small business customers move financially forward. We aim to grow our primary checking and transaction relationships through strong acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience, leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 11: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$2,859	$2,846	$13	*
Noninterest income	1,360	1,373	(13)	(1)%
Total revenue	4,219	4,219
Provision for (recapture of) credit losses	(43)	1,206	(1,249)	(104)%
Noninterest expense	3,153	3,025	128	4%
Pretax earnings	1,109	(12)	1,121	*
Income taxes (benefit)	256	(1)	257	*
Noncontrolling interest	14	11	3	27%
Earnings	$839	$(22)	$861	*
Average Balance Sheet
Loans held for sale	$1,150	$804	$346	43%
Loans
Consumer
Home equity	$21,957	$22,763	$(806)	(4)%
Residential real estate	19,573	18,104	1,469	8%
Automobile	14,392	16,892	(2,500)	(15)%
Credit card	5,860	6,948	(1,088)	(16)%
Education	2,875	3,281	(406)	(12)%
Other consumer	2,036	2,494	(458)	(18)%
Total consumer	66,693	70,482	(3,789)	(5)%
Commercial	14,272	12,068	2,204	18%
Total loans	$80,965	$82,550	$(1,585)	(2)%
Total assets	$96,942	$99,583	$(2,641)	(3)%
Deposits
Noninterest-bearing demand	$49,578	$35,680	$13,898	39%
Interest-bearing demand	56,813	45,102	11,711	26%
Money market	27,115	22,903	4,212	18%
Savings	77,361	65,364	11,997	18%
Certificates of deposit	9,922	11,947	(2,025)	(17)%
Total deposits	$220,789	$180,996	$39,793	22%
Performance Ratios
Return on average assets	1.75%	(0.04)%
Noninterest income to total revenue	32%	33%
Efficiency	75%	72%
The PNC Financial Services Group, Inc. – Form 10-Q 13

At or for six months ended June 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Supplemental Noninterest Income Information
Consumer services	$803	$687	$116	17%
Residential mortgage	$208	$368	$(160)	(43)%
Service charges on deposits	$248	$246	$2	1%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$145	$122	$23	19%
Serviced portfolio acquisitions	$40	$13	$27	208%
MSR asset value (b)	$1.1	$0.6	$0.5	83%
MSR capitalization value (in basis points) (b)	77	47	30	64%
Servicing income: (in millions)
Servicing fees, net (c)	$2	$80	$(78)	(98)%
Mortgage servicing rights valuation, net of economic hedge	$38	$121	$(83)	(69)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$10.8	$7.4	$3.4	46%
Loan sale margin percentage	2.92%	3.45%
Percentage of originations represented by:
Purchase volume (d)	43%	35%
Refinance volume	57%	65%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	66%	61%
Digital consumer customers (f)	80%	72%
Credit-related statistics
Nonperforming assets	$1,245	$1,037	$208	20%
Net charge-offs - loans and leases	$187	$308	$(121)	(39)%
Other statistics
ATMs	9,636	9,058	578	6%
Branches (g)	2,724	2,256	468	21%
Brokerage account client assets (in billions) (h)	$83	$53	$30	57%
*- Not Meaningful

(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the six months ended.
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

Retail Banking earnings for the first six months of 2021 increased $861 million compared with the same period in 2020 driven by a provision recapture, partially offset by higher noninterest expense. Results for the first six months of 2021 include the impact of BBVA's business operations for the month of June 2021. Retail banking added $26.2 billion in loans and $41.4 billion in deposits at June 30, 2021 attributable to the acquisition, along with 647 branches and 824 ATMs.

Net interest income was $2.9 billion, including $143 million from BBVA, and increased primarily due to growth in average deposit balances, partially offset by narrower interest rate spreads on the value of deposits and loans, as well as declines in average loan balances.

Noninterest income was $1.4 billion, including $35 million from BBVA, and decreased largely due to declines in residential mortgage revenue, driven by lower revenue from residential mortgage servicing rights valuation, net of economic hedge and servicing fees primarily due to higher payoffs. The decrease in noninterest income was partially offset by increased consumer services revenue driven by debit card, brokerage fees, and credit card, as well as the favorable impact of derivative fair value adjustments related to Visa Class B common shares in the first half of 2021 compared to unfavorable adjustments in the same period of 2020.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Provision recapture in the first six months of 2021 was driven by improvements in credit quality and macroeconomic factors, coupled with lower loans outstanding, partially offset by the initial provision for credit losses of $500 million related to the BBVA acquisition.

Noninterest expense was $3.2 billion, including $111 million related to BBVA, and increased primarily as a result of higher non-credit losses due to additions to litigation reserves, technology investments, personnel, and customer related transaction costs.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first six months of 2021, average total deposits increased compared to the same period in 2020 primarily driven by growth in demand and savings deposits which benefited from the impact of government stimulus payments.

Retail Banking average total loans decreased in the first six months of 2021 compared with the same period in 2020:
•Average auto loan balances declined due to impacts of the pandemic on the auto industry and proactive credit tightening.
•Average credit card balances decreased due to credit tightening actions taken as a result of the pandemic combined with changes in customer behavior resulting in higher balance paydowns driven by government stimulus payments.
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
•Average residential real estate loans increased due to originations outpacing paydowns.

Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network. In 2018, we began offering our digital high yield savings deposit product and opened our first solution center in Kansas City, Kansas. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and services, beyond deposits and withdrawals. In 2020, we expanded into three new markets, Boston, Houston and Nashville and opened seventeen new solution centers. In the first six months of 2021 we opened eight new solution centers and expanded into two new markets, Denver and Phoenix. In total, we have thirty open solution centers within the markets of Boston, Dallas/Fort Worth, Denver, Houston, Kansas City, Nashville and Phoenix. We also offer digital unsecured installment and small business loans in the expansion markets. As a result of the BBVA acquisition, as of June 2021 we have become a coast-to-coast Retail Bank.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In April 2021, we announced our Low Cash ModeSM Virtual Wallet® feature which will give all Virtual Wallet® customers the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts, and controls to choose whether to return certain debits rather than the bank making the decision. Through the end of July we have successfully rolled out Low Cash ModeSM to 3.7 million Virtual Wallet® customers, 2.5 million of which were rolled out through the end of June. Since April, we've delivered over 10 million Low Cash ModeSM alerts.

Upon conversion, BBVA customers will be eligible for the full suite of PNC products and services, including Low Cash ModeSM. Our full year 2021 revenue outlook includes the impact of fee reductions on both PNC legacy and the conversion of BBVA customers.
See the Executive Summary section in this Financial Review for additional information on our business outlook.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result have closed 95 legacy PNC branches in the first six months of 2021 consistent with our plan.
•Approximately 80% of consumer customers used non-teller channels for the majority of their transactions in the first six months of 2021 compared with 72% in 2020, in part reflecting consumer transaction behavior changes during the pandemic.
•Deposit transactions via ATM and mobile channels increased to 66% of total deposit transactions in the first six months of 2021 from 61% in 2020, in part reflecting consumer transaction behavior changes during the pandemic.
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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions	2021	2020	$	%
Income Statement
Net interest income	$2,093	$2,030	$63	3%
Noninterest income	1,674	1,420	254	18%
Total revenue	3,767	3,450	317	9%
Provision for (recapture of) credit losses	(178)	2,043	(2,221)	(109)%
Noninterest expense	1,524	1,392	132	9%
Pretax earnings	2,421	15	2,406	*
Income taxes	547		547	*
Noncontrolling interest	7	3	4	133%
Earnings	$1,867	$12	$1,855	*
Average Balance Sheet
Loans held for sale	$627	$550	$77	14%
Loans
Commercial
Commercial and industrial	$118,106	$128,139	$(10,033)	(8)%
Commercial real estate	28,658	26,848	1,810	7%
Equipment lease financing	6,332	7,051	(719)	(10)%
Total commercial	153,096	162,038	(8,942)	(6)%
Consumer	10	9	1	11%
Total loans	$153,106	$162,047	$(8,941)	(6)%
Total assets	$176,182	$185,878	$(9,696)	(5)%
Deposits
Noninterest-bearing demand	$71,142	$46,904	$24,238	52%
Interest-bearing demand	29,143	24,388	4,755	19%
Money market	32,481	32,532	(51)	*
Other	7,931	8,706	(775)	(9)%
Total deposits	$140,697	$112,530	$28,167	25%
Performance Ratios
Return on average assets	2.14%	0.01%
Noninterest income to total revenue	44%	41%
Efficiency	40%	40%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,017	$960	$57	6%
Capital Markets (b)	$835	$732	$103	14%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$59	$71	$(12)	(17)%
Commercial mortgage loan servicing income (d)	156	136	20	15%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	50	42	8	19%
Total	$265	$249	$16	6%
MSR asset value (f)	$682	$490	$192	39%
Average Loans by C&IB business
Corporate Banking	$75,806	$84,846	$(9,040)	(11)%
Real Estate	39,799	39,746	53	*
Business Credit	22,263	23,597	(1,334)	(6)%
Commercial Banking	11,919	9,246	2,673	29%
Other	3,319	4,612	(1,293)	(28)%
Total average loans	$153,106	$162,047	$(8,941)	(6)%
Credit-related statistics
Nonperforming assets (f)	$1,274	$674	$600	89%
Net charge-offs - loans and leases	$277	$149	$128	86%
*- Not Meaningful
16    The PNC Financial Services Group, Inc. – Form 10-Q

(a)See the additional revenue discussion regarding treasury management, capital markets-related products and services and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
(b)Amounts are reported in net interest income and noninterest income.
(c)Represents other noninterest income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, originations fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(d)Represents net interest income and noninterest income (primarily in corporate service fees) from loan servicing net of reduction in commercial mortgage servicing rights due to amortization expense and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge, is shown separately.
(e)Amounts are reported in corporate service fees.
(f)As of June 30.

Corporate & Institutional Banking earnings in the first six months of 2021 increased $1.9 billion compared with the same period in 2020 driven by a provision recapture and higher total revenue, partially offset by higher noninterest expense. Results for the first six months of 2021 include the impact of BBVA's business operations for the month of June 2021. Corporate & Institutional Banking added $30.6 billion in loans and $32.8 billion in deposits at June 30, 2021 attributable to the acquisition.

Net interest income, including $99 million from BBVA, increased in the comparison primarily due to wider interest rate spreads on the value of loans and higher average deposit balances, partially offset by narrower interest rate spreads on the value of deposits and lower average loan balances.

Growth in noninterest income, including $35 million from BBVA, in the comparison reflected broad-based increases in treasury management product revenue, capital markets-related revenue and revenue from commercial mortgage banking activities.

Provision recapture in the first six months of 2021 was driven by improvements in credit quality and macroeconomic factors, coupled with lower loans outstanding, partially offset by the initial provision for credit losses of $462 million related to the BBVA acquisition.

Nonperforming assets at June 30, 2021 increased over the comparative period of 2020 primarily due to $763 million of nonperforming assets from BBVA.

Noninterest expense, including $55 million from BBVA, increased in the comparison largely due to higher variable costs associated with increased business activity.

Average loans decreased compared with the six months ended June 30, 2020 due to declines in Corporate Banking and Business Credit, partially offset by increases in Commercial Banking and Real Estate:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business declined reflecting lower average utilization of loan commitments, partially offset by new production and loans from BBVA.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by marketable collateral. Average loans for this business declined primarily driven by lower average utilization of loan commitments, partially offset by new production and loans from BBVA.
•Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by PPP loan originations and loans from BBVA, partially offset by softer new production and lower average utilization of loan commitments.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA, mostly offset by lower commercial mortgage and multifamily agency warehouse lending.

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

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We executed on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, the BBVA acquisition accelerated our expansion efforts across the Southwest, however this has not changed our strategy regarding our de novo expansion efforts. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities throughout Mexico, Central America, South America and the Caribbean. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first six months of 2020, treasury management revenue increased due to higher deposit balances and higher noninterest income, including $25 million from BBVA, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was primarily driven by higher merger and acquisition advisory fees, revenue from credit valuations on customer-related derivatives activities and equity capital market advisory fees. These increases were partially offset by lower customer-related derivative fees.

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

Table 13: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$205	$177	$28	16%
Noninterest income	473	408	65	16%
Total revenue	678	585	93	16%
Provision for credit losses	14	42	(28)	(67)%
Noninterest expense	421	436	(15)	(3)%
Pretax earnings	243	107	136	127%
Income taxes	57	25	32	128%
Earnings	$186	$82	$104	127%
Average Balance Sheet
Loans
Consumer
Residential real estate	$4,040	$2,511	$1,529	61%
Other consumer	4,099	4,013	86	2%
Total consumer	8,139	6,524	1,615	25%
Commercial	1,087	869	218	25%
Total loans	$9,226	$7,393	$1,833	25%
Total assets	$9,761	$7,880	$1,881	24%
Deposits
Noninterest-bearing demand	$2,148	$1,445	$703	49%
Interest-bearing demand	9,291	7,296	1,995	27%
Money market	2,297	1,653	644	39%
Savings	7,768	7,297	471	6%
Other	509	785	(276)	(35)%
Total deposits	$22,013	$18,476	$3,537	19%
Performance Ratios
Return on average assets	3.84%	2.10%
Noninterest income to total revenue	70%	70%
Efficiency	62%	75%
Supplemental Noninterest Income Information
Asset management fees	$465	$400	$65	16%
Brokerage fees	2		2	*
Total	$467	$400	$67	17%
Other Information
Nonperforming assets (a)	$85	$38	$47	124%
Net charge-offs (recoveries) - loans and leases	$2	$(1)	$3	300%
Brokerage account client assets (in billions) (a)	$5		$5	*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$183	$151	$32	21%
Nondiscretionary client assets under administration	172	138	34	25%
Total	$355	$289	$66	23%
Discretionary client assets under management
Personal	$119	$94	$25	27%
Institutional	64	57	7	12%
Total	$183	$151	$32	21%
* - Not meaningful
(a)As of June 30.
(b)Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – Form 10-Q 19

Asset Management Group earnings in the first six months of 2021 increased $104 million compared with the same period in 2020 driven by higher revenue, lower noninterest expense and lower provision for credit losses. Results for the first six months of 2021 include the impact of BBVA's business operations for the month of June 2021. Asset Management Group added $3.7 billion in loans and $8.7 billion in deposits at June 30, 2021 attributable to the acquisition.

Net interest income, including $21 million from BBVA, increased due to growth in average loan and deposit balances, wider interest rate spreads on loans and purchase accounting impacts. This was partially offset by narrower interest rate spreads on deposits.

The increase in noninterest income, including $6 million from BBVA, was primarily attributable to increases in the average equity markets.

Noninterest expense, including $10 million from BBVA, declined due to intangible asset amortization run-off and lower costs associated with decreased business travel.

Provision for credit losses in the first six months of 2021 was driven by an initial provision for credit losses of $45 million related to the acquisition of BBVA, partially offset by improvements in credit quality and macroeconomic factors.

Discretionary client assets under management, including $4.6 billion from BBVA, increased in comparison to the prior year primarily due to the higher equity markets as of June 30, 2021.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, banking and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

With the inclusion of BBVA, Personal Wealth Management has approximately 100 offices operating in eight out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The business provides customized investments, planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

We expect that the BBVA acquisition will continue to allow meaningful opportunities to grow the Asset Management Group segment by entering into new markets for both the Personal Wealth Management and Institutional Asset Management businesses.

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

Upon closing of the acquisition of BBVA, the PNC Enterprise Risk Management Framework applies to the legal entities acquired from BBVA S.A., including BBVA USA. Prior to closing, PNC’s Independent Risk Management group evaluated and updated the frameworks, policies and procedures of the acquired BBVA entities as necessary. The updates were made to align the acquired BBVA entities with PNC’s risk appetite and connected the elements of their respective risk governance and reporting into PNC’s existing enterprise risk framework. Connecting the existing BBVA risk governance and reporting framework into PNC’s existing enterprise risk framework allows separate risk profiles, governance, and reporting for PNC Bank and the acquired BBVA entities, during the period from acquisition through conversion, while also providing the ability to consolidate into one enterprise risk profile that will be communicated through the established risk governance and reporting for PNC. Upon the merger of BBVA USA into PNC Bank, anticipated for October 2021, the updated BBVA risk governance and reporting framework will no longer be applicable as all entities will be under PNC's framework.

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
20    The PNC Financial Services Group, Inc. – Form 10-Q

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 53% and 55% of our total loan portfolio at June 30, 2021 and December 31, 2020, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, real estate and other business assets.

The PNC Financial Services Group, Inc. – Form 10-Q 21

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

Table 15: Commercial and Industrial Loans by Industry

	June 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$22,709	15%	$20,712	16%
Retail/wholesale trade	22,596	15	20,218	15
Service providers	22,303	14	19,419	15
Financial services	15,947	10	14,909	11
Real estate related (a)	14,945	10	13,369	10
Health care	11,713	8	8,987	7
Transportation and warehousing	7,967	5	7,095	5
Other industries	37,120	23	27,364	21
Total commercial and industrial loans	$155,300	100%	$132,073	100%
(a)    Represents loans to customers in the real estate and construction industries.

The increase in commercial and industrial loans compared to December 31, 2020 primarily reflects the $28.3 billion of commercial and industrial loans from BBVA. Amounts also include $11.6 billion of PPP loans outstanding at June 30, 2021, $2.1 billion of which were from BBVA. PPP loans outstanding at December 31, 2020 totaled $12.0 billion. For additional information on PPP lending, see the COVID-19 Relief section within Item I of our 2020 Form 10-K.

See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $21.4 billion related to commercial mortgages, $8.6 billion of real estate project loans and $8.0 billion of intermediate term financing loans as of June 30, 2021. Comparable amounts as of December 31, 2020 were $17.3 billion, $6.3 billion and $5.1 billion, respectively. Balances at June 30, 2021 include BBVA contributions of $4.6 billion, $1.8 billion and $3.8 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,173	16%	$4,458	16%
Texas	4,292	11	2,031	7
Florida	3,741	10	2,991	10
Maryland	1,879	5	1,770	6
Virginia	1,765	5	1,586	6
Pennsylvania	1,577	4	1,425	5
Illinois	1,368	4	900	3
Ohio	1,330	4	1,247	4
Arizona	1,327	3	636	2
Colorado	1,200	3	584	2
Other	13,312	35	11,088	39
Total commercial real estate loans	$37,964	100%	$28,716	100%
Property Type
Multifamily	$12,794	34%	$9,617	33%
Office	10,556	28	7,691	27
Retail	4,053	11	3,490	12
Industrial/warehouse	2,776	7	1,999	7
Hotel/motel	2,440	6	1,954	7
Seniors housing	2,450	6	1,417	5
Mixed use	838	2	835	3
Other	2,057	6	1,713	6
Total commercial real estate loans	$37,964	100%	$28,716	100%
(a)    Presented in descending order based on loan balances at June 30, 2021.

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

As of June 30, 2021, our outstanding loan balances in these industries totaled $22.9 billion, or approximately 8% of our total loan portfolio, while additional unfunded loan commitments totaled $13.8 billion. BBVA contributed $7.0 billion of outstanding loans and $2.4 billion of unfunded loan commitments to these high impact industries at June 30, 2021. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we do expect to see continued stress.
In our non-real estate related category we have $13.6 billion in loans outstanding, $2.7 billion of which are funded through the PPP and guaranteed by the SBA. Nonperforming loans in these industries totaled $0.2 billion, or 1% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.9 billion at June 30, 2021 with the greatest stress seen in the leisure recreation and leisure travel sectors.

The PNC Financial Services Group, Inc. – Form 10-Q 23

Within the real estate related category we have $9.3 billion in loans outstanding, which includes real estate projects of $6.9 billion and unsecured real estate of $2.4 billion. Nonperforming loans in these industries totaled $0.3 billion at June 30, 2021, or 3% of total loans outstanding in the commercial real estate related category. In this category, while loan performance has not materially deteriorated, these industries continue to face headwinds that have resulted in a slower recovery compared with the pace of the overall economy.

Oil and Gas Loan Portfolio
As of June 30, 2021, our outstanding loans in the oil and gas sector totaled $4.7 billion, or 2% of total loans. This portfolio comprised approximately $1.8 billion in the midstream and downstream sectors, $1.0 billion of oil services companies and $1.9 billion related to exploration and production companies. Of the oil services category, approximately $0.2 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of June 30, 2021 totaled $0.3 billion, or 6% of total loans outstanding in this sector. Additional unfunded loan commitments for the oil and gas portfolio totaled $10.3 billion at June 30, 2021. BBVA contributed $2.1 billion of outstanding loans and $3.5 billion of unfunded loan commitments to the oil and gas loan portfolio at June 30, 2021.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2021 and December 31, 2020. BBVA contributed $13.0 billion of residential real estate loans to PNC's portfolio at June 30, 2021.

We obtain loan attributes at origination, including original FICO scores and LTVs, and we update these and other credit metrics at least quarterly. We track borrower performance monthly. We also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

Newly originated loans that we retained on our balance sheet over the last twelve months had a weighted-average LTV on originations of 67% and a weighted-average FICO score of 777.

The following table presents our residential real estate loans by geography:

Table 17: Residential Real Estate Loans by Geography

	June 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$12,752	35%	$7,828	35%
Texas	4,644	13	409	2
Florida	3,097	8	1,620	7
New Jersey	1,561	4	1,635	7
Arizona	1,470	4	163	1
Washington	1,446	4	1,104	5
Colorado	1,192	3	262	1
New York	1,098	3	1,020	5
Pennsylvania	1,023	3	1,036	5
Illinois	984	3	1,039	5
Other	7,579	20	6,444	27
Total residential real estate loans	$36,846	100%	$22,560	100%
(a)    Presented in descending order based on loan balances at June 30, 2021.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $28.0 billion at June 30, 2021 with 41% located in California.

24    The PNC Financial Services Group, Inc. – Form 10-Q

Home Equity
Home equity loans comprised $15.1 billion of primarily variable-rate home equity lines of credit and $10.1 billion of closed-end home equity installment loans at June 30, 2021. Comparable amounts were $12.6 billion and $11.5 billion as of December 31, 2020, respectively. Balances at June 30, 2021 include BBVA contributions of $2.3 billion and $0.1 billion, respectively.

We track borrower performance of this portfolio monthly similarly to residential real estate loans. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold the lien. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon the loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

Newly originated loans over the last twelve months had a weighted-average LTV on originations of 65% and a weighted-average FICO score of 782.

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

The following table presents our home equity loans by geography and lien type:

Table 18: Home Equity Loans by Geography and by Lien Type

	June 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,279	21%	$5,602	23%
New Jersey	3,244	13	3,462	14
Ohio	2,545	10	2,753	11
Florida	1,724	7	1,536	6
Michigan	1,312	5	1,398	6
Illinois	1,271	5	1,411	6
Maryland	1,255	5	1,332	6
Texas	1,052	4	7
North Carolina	977	4	1,043	4
Kentucky	836	3	922	4
Other	5,679	23	4,622	20
Total home equity loans	$25,174	100%	$24,088	100%
Lien type
1st lien		60%		63%
2nd lien		40		37
Total		100%		100%
(a)    Presented in descending order based on loan balances at June 30, 2021.

Automobile
Auto loans comprised $16.2 billion in the indirect auto portfolio and $1.4 billion in the direct auto portfolio as of June 30, 2021. Comparable amounts as of December 31, 2020 were $12.7 billion and $1.5 billion, respectively. Balances at June 30, 2021 include BBVA contributions of $3.8 billion and $0.1 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Key Statistics

	June 30, 2021	December 31, 2020
Weighted-average loan origination FICO score (a)
Indirect auto	794	784
Direct auto	770	768
Weighted-average term of loan originations - in months (a)
Indirect auto	72	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended June 30, 2021 and December 31, 2020, respectively, using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 54% new vehicle loans and 46% used vehicle loans at June 30, 2021. Comparable amounts at December 31, 2020 were 56% and 44%, respectively.

The auto loan portfolio’s performance is measured monthly, including updated collateral values that are obtained monthly and updated FICO scores that are obtained at least quarterly. For internal reporting and risk management, we analyze the portfolio by product channel and product type and regularly evaluate default and delinquency experience. As part of our overall risk analysis and monitoring, we segment the portfolio by geography, channel, collateral attributes and credit metrics which include FICO score, LTV and term.

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

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	June 30, 2021	December 31, 2020	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,446	$923	$523	57%
Consumer (a)	1,333	1,363	(30)	(2)%
Total nonperforming loans	2,779	2,286	493	22%
OREO and foreclosed assets	39	51	(12)	(24)%
Total nonperforming assets	$2,818	$2,337	$481	21%
TDRs included in nonperforming loans	$762	$902	$(140)	(16)%
Percentage of total nonperforming loans	27%	39%
Nonperforming loans to total loans	0.94%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.96%	0.97%
Nonperforming assets to total assets	0.51%	0.50%
Allowance for loan and lease losses to nonperforming loans	206%	235%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Nonperforming assets at June 30, 2021 included $880 million of nonperforming assets from BBVA, of which $847 million was in the commercial portfolio, $24 million in the consumer portfolio and $9 million of OREO and foreclosed assets. Declines in PNC legacy nonperforming assets from December 31, 2020 reflected improved credit performance.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2021 and 2020:

Table 21: Change in Nonperforming Assets

In millions	2021	2020
January 1	$2,337	$1,752
New nonperforming assets	456	849
Charge-offs and valuation adjustments	(131)	(249)
Principal activity, including paydowns and payoffs	(450)	(243)
Asset sales and transfers to loans held for sale	(101)	(48)
Returned to performing status	(173)	(106)
Acquired nonperforming assets	880
June 30	$2,818	$1,955

As of June 30, 2021 approximately 97% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 47% of total residential real estate nonperforming loans while home equity TDRs comprised 38% of home equity nonperforming loans at June 30, 2021. Comparable amounts at December 31, 2020 were 47% and 41%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

At June 30, 2021, our largest nonperforming asset was $141 million in the Real Estate and Rental and Leasing industry and the ten largest individual nonperforming assets represented 17% of total nonperforming assets.

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

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the June 30, 2021 and December 31, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance. See the COVID-19 Relief section in Item 1 of our 2020 Form 10-K for more information on the CARES Act and the related interagency guidance.
The PNC Financial Services Group, Inc. – Form 10-Q 27

Table 22: Accruing Loans Past Due (a) (b)

	Amount				% of Total Loans Outstanding
	June 30 2021	December 31 2020	Change		June 30 2021	December 31 2020
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$548	$620	$(72)	(12)%	0.19%	0.26%
Accruing loans past due 60 to 89 days	215	234	(19)	(8)%	0.07%	0.10%
Total early stage loan delinquencies	763	854	(91)	(11)%	0.26%	0.35%
Late stage loan delinquencies
Accruing loans past due 90 days or more	527	509	18	4%	0.18%	0.21%
Total accruing loans past due	$1,290	$1,363	$(73)	(5)%	0.44%	0.56%
(a)Past due loan amounts include government insured or guaranteed loans of $0.5 billion and $0.6 billion at June 30, 2021 and December 31, 2020, respectively.
(b)Amounts as of June 30, 2021 include $197 million of early stage loan delinquencies and $94 million of late stage loan delinquencies from the BBVA acquisition.

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
The following table provides a summary of Troubled Debt Restructurings at June 30, 2021 and December 31, 2020, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	June 30 2021	December 31 2020	Change
Dollars in millions			$	%
Commercial	$470	$528	$(58)	(11)%
Consumer	1,015	1,116	(101)	(9)%
Total TDRs	$1,485	$1,644	$(159)	(10)%
Nonperforming	$762	$902	$(140)	(16)%
Accruing (b)	723	742	(19)	(3)%
Total TDRs	$1,485	$1,644	$(159)	(10)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 27% of total nonperforming loans and 51% of total TDRs at June 30, 2021. Comparable amounts at December 31, 2020 were 39% and 55%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements included in Item 1 of this Report for additional information on TDRs.

Loan Modifications
During the first six months of 2021, PNC continued to provide relief to our customers from the economic impacts of COVID-19 through a variety of solutions, including additional grants and extensions of loan and lease modifications under our hardship relief programs. We continued to see a reduction in the number of customers in active assistance from the peak in the summer of 2020, which led to additional declines in loans under modification that present credit risk to PNC at June 30, 2021.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section of this Financial Review for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective as of June 30, 2021.

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

The following table provides a summary of consumer accounts in active assistance under hardship relief programs that were on our balance sheet at June 30, 2021. Excluded from Table 24 are government insured or guaranteed loans totaling $371 million and $282 million in the Residential real estate and Education loans classes, respectively. These loans present minimal credit risk to PNC. Loans in active hardship assistance programs offered by BBVA prior to acquisition were $69 million at June 30, 2021 and are excluded from Table 24.

Table 24: Consumer Loans in Active Hardship Relief Programs (a) (b)

As of June 30, 2021 - Dollars in millions	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)	% Making Payment in Last Payment Cycle
Consumer
Residential real estate	1,727	$390	1.1%	28.2%
Home equity	697	50	0.2%	84.5%
Automobile	2,475	61	0.3%	75.8%
Credit card	7,845	50	0.8%	77.2%
Education	3,527	53	1.9%	61.6%
Other consumer	661	9	0.1%	78.7%
Total consumer (d)	16,932	$613	0.6%	71.8%
(a) In cases where there have been multiple modifications on an individual loan, regardless of the number of modifications granted, each loan is counted only once in this table.
(b) Amounts include loan modifications that qualify for TDR accounting totaling $123 million.
(c) Based on total loans outstanding at June 30, 2021.
(d) Approximately 82% of these loan balances were secured by collateral at June 30, 2021.

Modifications are considered to have exited active assistance after the modification period has expired or the modification was exited. As of June 30, 2021, approximately 97% of the accruing consumer loans that have exited hardship relief program modifications offered by legacy PNC were current or less than 30 days past due.

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

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K and the Credit Risk Management section within Item 7 of our 2020 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of June 30, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our allowance for credit losses by loan class:

Table 25: Allowance for Credit Losses by Loan Class (a)

	June 30, 2021			December 31, 2020
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,282	$155,300	1.47%	$2,300	$132,073	1.74%
Commercial real estate	1,404	37,964	3.70%	880	28,716	3.06%
Equipment lease financing	126	6,376	1.98%	157	6,414	2.45%
Total commercial	3,812	199,640	1.91%	3,337	167,203	2.00%
Consumer
Residential real estate	63	36,846	0.17%	28	22,560	0.12%
Home equity	188	25,174	0.75%	313	24,088	1.30%
Automobile	421	17,551	2.40%	379	14,218	2.67%
Credit card	711	6,528	10.89%	816	6,215	13.13%
Education	98	2,726	3.60%	129	2,946	4.38%
Other consumer	437	6,239	7.00%	359	4,698	7.64%
Total consumer	1,918	95,064	2.02%	2,024	74,725	2.71%
Total	5,730	$294,704	1.94%	5,361	$241,928	2.22%
Allowance for unfunded lending related commitments	645			584
Allowance for credit losses	$6,375			$5,945
Allowance for credit losses to total loans			2.16%			2.46%
Commercial			2.18%			2.29%
Consumer			2.14%			2.84%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $138 million and $109 million at June 30, 2021 and December 31, 2020, respectively.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2021
Commercial
Commercial and industrial	$304	$43	$261	0.39%
Commercial real estate	33	3	30	0.20%
Equipment lease financing	6	6
Total commercial	343	52	291	0.34%
Consumer
Residential real estate	7	11	(4)	(0.03)%
Home equity	14	38	(24)	(0.20)%
Automobile	87	79	8	0.11%
Credit card	134	23	111	3.81%
Education	8	4	4	0.28%
Other consumer	78	12	66	2.75%
Total consumer	328	167	161	0.42%
Total	$671	$219	$452	0.37%
2020
Commercial
Commercial and industrial	$190	$31	$159	0.23%
Commercial real estate		4	(4)	(0.03)%
Equipment lease financing	15	4	11	0.31%
Total commercial	205	39	166	0.19%
Consumer
Residential real estate	2	8	(6)	(0.05)%
Home equity	19	29	(10)	(0.08)%
Automobile	153	64	89	1.06%
Credit card	154	17	137	3.96%
Education	10	4	6	0.37%
Other consumer	75	9	66	2.69%
Total consumer	413	131	282	0.72%
Total	$618	$170	$448	0.35%

Total net charge-offs of $452 million for the first six months of 2021 included $248 million attributable to BBVA, primarily related to commercial and industrial loans, which were largely the result of required purchase accounting treatment for the acquisition.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s HQLA, as calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%, thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of June 30, 2021, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

The PNC Financial Services Group, Inc. – Form 10-Q 31

Additionally, the acquisition of BBVA moved BBVA USA from a Category IV bank to a Category III bank. Due to certain transition provisions in the LCR rules, as a Category III bank, BBVA USA will not be subject to the LCR on a standalone basis as it is anticipated to be merged into PNC Bank prior to the effective date for LCR compliance in 2022.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation and Recent Regulatory Developments section of Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $452.9 billion at June 30, 2021 from $365.3 billion at December 31, 2020, driven by growth in both interest-bearing and noninterest-bearing deposits primarily due to $82.2 billion from the BBVA acquisition. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At June 30, 2021, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $83.8 billion and securities available for sale totaling $125.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $24.0 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $0.1 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2021
January 1	$30.7
Issuances	1.0
Calls and maturities	(1.9)
Other	(0.5)
Impact from BBVA acquisition	2.2
June 30	$31.5
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2021, PNC Bank had $17.4 billion of notes outstanding under this program of which $12.4 billion were senior bank notes and $5.0 billion were subordinated bank notes.

At June 30, 2021, BBVA USA had $2.1 billion of notes outstanding, of which $1.3 billion were senior bank notes and $0.8 billion were subordinated bank notes.

Table 28: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
July 22, 2021	$900 million	All outstanding Senior Floating Rate Notes with an original scheduled maturity date of July 22, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of July 22, 2021.
July 22, 2021	$600 million	All outstanding Senior Fixed Rate/Floating Rate Notes with an original scheduled maturity date of July 22, 2022. The securities had a distribution rate of 2.232%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of July 22, 2021.

32    The PNC Financial Services Group, Inc. – Form 10-Q

PNC Bank and BBVA USA maintain additional secured borrowing capacity with the FHLB and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2021, our unused secured borrowing capacity at the FHLB and the Federal Reserve Bank totaled $96.4 billion, of which $17.3 billion is from the BBVA acquisition.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of June 30, 2021, there were no issuances outstanding under this program.

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

On April 23, 2021, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of April 23, 2032. Interest is payable semi-annually in arrears at a fixed rate of 2.307% per annum, on April 23 and October 23 of each year, beginning on October 23, 2021. Beginning on April 23, 2031, interest is payable quarterly in arrears at a floating rate per annum equal to
Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index), plus 0.97926%, on July 23, 2031, October 23, 2031, January 23, 2032 and at the maturity date.

As of June 30, 2021, available parent company liquidity totaled $4.5 billion. During the second quarter of 2021, PNC used approximately $11.5 billion of parent company cash to acquire BBVA. Parent company liquidity is primarily held in intercompany cash. Investments with longer durations may also be acquired, and if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank and BBVA USA, which may be impacted by the following:
•Bank-level capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $3.0 billion at June 30, 2021. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2020 Form 10-K for a further discussion of these limitations. Due to the net earnings restrictions on dividend distributions under Alabama law, BBVA USA was not permitted to pay dividends at June 30, 2021 without regulatory approval.

In addition to dividends from PNC Bank or BBVA USA, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of June 30, 2021, there were no commercial paper issuances outstanding.

The parent company has an effective shelf registration statement pursuant of which we can issue debt, equity and other capital instruments. See Note 16 Subsequent Events for information on the August 2021 redemption of $500 million of senior notes by the parent company.

Parent company senior and subordinated debt outstanding totaled $11.3 billion and $10.6 billion at June 30, 2021 and December 31, 2020, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 33

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

The following table presents credit ratings for PNC, PNC Bank and BBVA USA as of June 30, 2021:
Table 29: Credit Ratings for PNC, PNC Bank and BBVA USA

June 30, 2021
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa2	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1
BBVA USA
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

On June 24, 2021, the Federal Reserve released the results of its supervisory stress tests conducted as part of the 2021 CCAR process. Based on the results of the Federal Reserve’s supervisory stress tests, PNC’s SCB for the four-quarter period beginning October 1, 2021, applicable to PNC inclusive of the BBVA acquisition, is 2.5%, which is the regulatory floor and the minimum SCB amount.

We returned capital to shareholders through dividends on common shares of $0.5 billion and refrained from repurchasing shares through the second quarter of 2021 due to the BBVA transaction.

In June 2021, we announced the reinstatement of our share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021. The timing and amount of executed repurchases will be based on market conditions and other factors including the integration of BBVA. Common share repurchases will be made under the 100 million share repurchase program approved by PNC's Board of Directors in April 2019.
34    The PNC Financial Services Group, Inc. – Form 10-Q

On July 1, 2021, our Board of Directors raised the quarterly cash dividend on common stock to $1.25 per share, an increase of 10 cents per share, or 9%, effective with the August 5, 2021 dividend payment.
Table 30: Basel III Capital

	June 30, 2021
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$982	$982
Retained earnings	$49,793	$48,663
Goodwill, net of associated deferred tax liabilities	$(10,746)	$(10,746)
Other disallowed intangibles, net of deferred tax liabilities	$(485)	$(485)
Other adjustments/(deductions)	$(27)	$(33)
Common equity Tier 1 capital	$39,517	$38,381
Additional Tier 1 capital
Preferred stock plus related surplus	$3,520	$3,520
Tier 1 capital	$43,037	$41,901
Additional Tier 2 capital
Qualifying subordinated debt	$3,878	$3,878
Trust preferred capital securities	$20
Eligible credit reserves includable in Tier 2 capital	$4,410	$4,836
Total Basel III capital	$51,345	$50,615
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$389,429	$388,957
Average quarterly adjusted total assets	$493,037	$491,901
Supplementary leverage exposure (d)	$586,208	$586,202
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	10.1%	9.9%
Tier 1	11.1%	10.8%
Total (f)	13.2%	13.0%
Leverage (g)	8.7%	8.5%
Supplementary leverage ratio (d)	7.3%	7.1%
(a)The ratios are calculated to reflect PNC's election to adopt the CECL optional five-year transition provision.
(b)The ratios are calculated to reflect the full impact of CECL and excludes the benefits of phase-ins.
(c)Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(d)The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account the quarterly average of both on balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.
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
The regulatory agencies have adopted a rule permitting banking organizations to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at transition. PNC elected to adopt this optional transition provision effective as of June 30, 2020. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.
At June 30, 2021, PNC, PNC Bank and BBVA USA were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank and BBVA USA must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.
The PNC Financial Services Group, Inc. – Form 10-Q 35

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2021 capital levels were aligned with them.

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
Sensitivity results and market interest rate benchmarks for the second quarter of 2021 and 2020 follow:

Table 31: Interest Sensitivity Analysis

	Second Quarter 2021 (a)	Second Quarter 2020
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	5.2%	3.2%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	13.1%	11.2%
Key Period-End Interest Rates
One-month LIBOR	0.10%	0.16%
Three-month LIBOR	0.15%	0.30%
Three-year swap	0.57%	0.23%
(a) Results include BBVA USA.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 32 reflects the percentage change in net interest income over the next two 12-month periods, including BBVA USA, assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2021
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.2%	1.2%	(2.0)%
Second year sensitivity	4.2%	5.3%	(6.6)%

When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the
36    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2021 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

Key efforts in 2020 and the first six months of 2021 included:
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

PNC also has been an active participant in efforts with the Federal Reserve and other regulatory agencies to explore the potential need for a credit-sensitive rate or add-on to SOFR for use in commercial loans. Those efforts led to the formation of the Credit Sensitivity Group, which has held a series of workshops to assess how a credit-sensitive rate or add-on to SOFR might be constructed and discuss associated implementation issues.
The PNC Financial Services Group, Inc. – Form 10-Q 37

In late 2020, PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR in line with Fannie Mae and Freddie Mac requirements. In the second quarter of 2021, PNC began offering nonconforming adjustable rate mortgages using SOFR and private student loans using Prime. Plans are in place to begin offering alternative rates to our corporate and commercial customers in the third quarter of 2021. PNC has provided regular updates to Federal Reserve, OCC and Federal Deposit Insurance Corporation examination staff regarding its LIBOR cessation and transition plans.
Market Risk Management – Customer-Related Trading Risk
We engage in fixed income securities, derivatives and foreign exchange transactions to support our customers’ investing and hedging activities. These transactions, related hedges and the credit valuation adjustment related to our customer derivatives portfolio are marked-to-market daily and reported as customer-related trading activities.We do not engage in proprietary trading of these products.
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
Customer related trading revenue was $179 million for the six months ended June 30, 2021, of which $5.2 million was from BBVA, compared to $185 million for the same period in 2020. The decrease was primarily due to lower interest rate derivative client sales revenues partially offset by changes in the credit valuation for customer-related derivatives activities. For the quarterly period, customer related trading revenue was $68 million for the second quarter of 2021 compared to $114 million in 2020. The decrease was primarily due to lower customer-related trading revenues.
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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	June 30 2021 (a)	December 31 2020	Change
Dollars in millions			$	%
Tax credit investments	$3,699	$2,870	$829	29%
Private equity and other	3,822	3,182	640	20%
Total	$7,521	$6,052	$1,469	24%
(a)Includes $0.7 billion of investments from BBVA, of which $0.6 billion are tax credit investments and $0.1 billion are private equity and other.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $1.8 billion and $1.4 billion at June 30, 2021 and December 31, 2020. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2020 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.7 billion and $1.5 billion at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $1.5 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2020 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.
38    The PNC Financial Services Group, Inc. – Form 10-Q

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the June 30, 2021 per share closing price of $233.82 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2020 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $42 million for the six months ended June 30, 2021 and were not significant for the six months ended June 30, 2020.

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

RECENT REGULATORY DEVELOPMENTS

BBVA Acquisition
On June 1, 2021, and following regulatory approval from the Federal Reserve and the OCC, PNC acquired BBVA, a BHC registered under the BHC Act and a financial holding company under the GLB Act, and its U.S. state member bank subsidiary, BBVA USA, headquartered in Birmingham, Alabama. The regulatory approval process also included approvals from the banking departments of the states of Alabama and Texas. BBVA USA is primarily regulated by the Federal Reserve and the Alabama State Banking Department. BBVA USA, like PNC Bank, is also subject to regulation by the FDIC, which insures certain deposits of BBVA USA, and the CFPB, among other regulatory agencies.

PNC also acquired certain nonbanking subsidiaries of BBVA that are subject to regulation by various federal and state bodies, including state regulators of money transfer and insurance entities. This includes BBVA Transfer Holdings, Inc. (now known as PNC Payment Holdings, Inc.), a company engaged in money transfer services and related activities, including money transmission and foreign exchange services, through its two subsidiaries, BBVA Transfer Services, Inc. (now known as PNC Global Transfers, Inc.) and BBVA Foreign Exchange, Inc. (now known as PNC Global Transfers FX, Inc.). PNC also acquired BBVA USA’s subsidiaries, including BBVA Wealth Solutions, Inc. (now known as PNC Managed Account Solutions, Inc.), an SEC-registered investment adviser, and BBVA Insurance Agency, Inc. (now known as PNC Insurance Agency, Inc.), a state-regulated insurance agency. PNC also expects its broker-dealer subsidiary PNC Investments to assume responsibility for approximately 100,000 retail brokerage accounts of the U.S. broker-dealer subsidiary of BBVA S.A., BBVA Securities, Inc.

Shortly after the acquisition, PNC merged BBVA into PNC, and PNC contributed all of the shares of BBVA USA to PNC Bancorp, Inc, a wholly-owned subsidiary of PNC. As a result, BBVA USA is now a subsidiary of PNC Bancorp, Inc. and an affiliate of PNC Bank. PNC expects to merge BBVA USA into PNC Bank in October 2021. In addition, PNC Payment Holdings, Inc., and its two subsidiaries are now nonbank subsidiaries of PNC and affiliates of PNC Bank and BBVA USA.

Capital, Capital Planning and Liquidity
BBVA USA has been incorporated into PNC’s consolidated capital and liquidity metrics and reporting, capital planning, stress testing, and other regulatory requirements. Additionally, as a result of the acquisition of BBVA USA by PNC, a Category III banking organization under the Federal Reserve’s Enhanced Prudential Standards, BBVA USA is now a Category III bank. Subject to certain
The PNC Financial Services Group, Inc. – Form 10-Q 39

transition provisions and any relief granted by the Federal Reserve, we expect BBVA USA to be merged with PNC Bank prior to the LCR or NSFR becoming effective for BBVA USA.

In June 2021, the Federal Reserve announced the results of its supervisory stress tests for 2021. See the Liquidity and Capital Management portion of the Risk Management section in this Item 2 for a discussion of PNC’s results and capital actions. PNC remained well above its risk-based minimum capital requirements in the supervisory stress tests, and as a result, will no longer be subject to the Federal Reserve’s temporary restrictions on BHC dividends and share repurchases that it put in place last year as a result of ongoing uncertainty from COVID-19.

Other Developments
In June 2021, the FDIC released a statement outlining its modified approach to implementing its rule requiring insured depository institutions like PNC Bank and BBVA USA to submit resolution plans. These resolution plans must describe, among other things, how the banks could be resolved in an orderly and timely manner in the event of receivership, and the failure to submit a credible plan could result in regulatory actions or restrictions. The modified approach extends the frequency of insured depository institution resolution plans to a three-year cycle, streamlines the content requirements, and places greater emphasis on continued engagement with firms. PNC Bank and BBVA USA expect to receive additional information from the FDIC detailing certain plan contents and the due date for their next filings. PNC does not expect BBVA USA to have to file a resolution plan before BBVA USA is merged into
PNC Bank.

On July 31, 2021, the federal foreclosure moratorium imposed by various federal agencies in response to the COVID-19 pandemic expired. However, on July 30, 2021, the Federal Housing Finance Agency and the Federal Housing Administration extended their eviction moratoria through September 30, 2021. On August 3, 2021, the Centers for Disease Control and Prevention issued a revised eviction moratorium applying to U.S. counties experiencing substantial and high levels of community transmission of COVID-19 through October 3, 2021. Around the same time, the CFPB finalized a set of Regulation X changes to provide foreclosure protections to borrowers as the emergency federal foreclosure protections expire. The CFPB’s final rule generally bars mortgage servicers like PNC Bank and BBVA USA from filing new foreclosure filings until December 31, 2021, unless certain procedural safeguards are met or an exception applies; permits mortgage servicers to offer streamlined loan modification options to borrowers with COVID-19-related hardships based on the evaluation of an incomplete application; and makes temporary changes to certain required servicer communications that borrowers receive regarding their options. The final rule is effective August 31, 2021.

In July 2021, the OCC announced it plans to rescind its June 2020 rule that significantly altered the regulations implementing the CRA for national banks like PNC Bank. The OCC also does not plan to finalize its December 4, 2020 proposed rule regarding performance metrics under the June 2020 rule.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in our 2020 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and fair value measurements are described in Critical Accounting Estimates and Judgments in Item 7 of our 2020 Form 10-K. For additional information on fair value measurements of assets and liabilities assumed in the BBVA acquisition, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in this Report. The following details the critical estimates and judgments around the ACL.

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
40    The PNC Financial Services Group, Inc. – Form 10-Q

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

The scenarios used for the period ended June 30, 2021 were designed to reflect an improved near-term economic outlook in comparison to the scenarios used for the period ended December 31, 2020. This improvement was driven largely by improvements in both the outlook for consumer spending and the labor market due to the passage of the American Rescue Plan Act of 2021 and continued vaccine distribution. We used a number of economic variables in our scenarios, with the most significant drivers being Real GDP and unemployment rate measures. Using the weighted-average of our four economic forecast scenarios, we estimated that:
•Real GDP grows 6.1% in 2021, ending the year 3.6% above pre-recession levels. Annual growth continues but slows to 2.9% and 2.2% in 2022 and 2023, respectively.
•Unemployment rates reflect continued recovery in the labor market in 2021, with the unemployment rate falling to 5.6% by the end of the year. Employment gains were estimated to continue through the forecast period with the unemployment rate reaching 4.7% and 4.1% by the end of 2022 and 2023, respectively.
One of the scenarios included in our weighted-average is our baseline prediction of the most likely economic outcome. This scenario includes estimated Real GDP ending 2021 4.2% above its pre-recession peak levels, with annual growth slowing to 2.9% and 2.0% in 2022 and 2023, respectively, with unemployment rates expected to reach 5.0% by the end of 2021, 4.2% by the end of 2022 and 3.8% by the end of 2023. See our Business Outlook and the Cautionary Statement Regarding Forward-Looking Information in this Financial Review for additional discussion on our baseline prediction of the most likely economic outcome.

The economy has seen significant recovery from the onset of the pandemic. National macroeconomic indicators, forecasts and performance expectations have all improved, helping to lower overall loss expectations. These improvements have been reflected in the reserve releases through the first half of 2021. However, for certain portions of our commercial and consumer portfolios considerable uncertainty remains regarding lifetime losses. For commercial borrowers, there are still lingering concerns around industries that have been affected by COVID-19 related restrictions and emerging secular changes. For these industries, where unrestricted commerce has recently returned, the recovery will lag the broader economy. Where restrictions persist and/or secular changes have emerged, the impact and eventual level of recovery are less certain. For consumer borrowers, payment behavior once the government stimulus wanes is still difficult to predict. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these segments to ensure our reserves are adequate in the current economic environment. We believe the economic scenarios have effectively provided sufficient variation to capture probable recovery paths. Additionally, through in depth and granular analysis of COVID-19 related impacts, we have adequately addressed reserve requirements for specific populations most affected in the current environment. Through this approach we believe the reserve levels sufficiently reflect the expectation for life of loan losses of the current portfolio.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what the ACL for the legacy PNC portfolio would be when applying a 100% probability weighting to the most severely adverse of the four scenarios used in PNC's CECL framework. This severely adverse scenario estimated Real GDP growing 1.6% and ending 2021 down 0.8% compared to pre-recession peak levels, with year over year growth continuing through 2023, with the
The PNC Financial Services Group, Inc. – Form 10-Q 41

unemployment rate increasing to end 2021 at 9.0% with the labor market showing improvement again beginning in 2022. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $2.2 billion at June 30, 2021. This scenario was not our expectation at June 30, 2021 and does not reflect our current expectation, nor does it capture all the potential unknown variables that could arise, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2021, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2021, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded BBVA from management's reporting on internal control over financial reporting for the quarter ended June 30, 2021. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of BBVA, including BBVA USA, with that of PNC and PNC Bank and will make changes to our internal control framework, as necessary. The acquisition of BBVA contributed $95.7 of assets, or 17% of our total assets, at June 30, 2021 and $306 million of revenue, or 7% of our total revenue, for the three months ended June 30, 2021 and 3% of our total revenue for the six months ended June 30, 2021.

42    The PNC Financial Services Group, Inc. – Form 10-Q

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–The impact of the results of the recent U.S. elections on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of already-enacted fiscal stimulus from the federal government, a potential infrastructure bill and changes in tax laws, and
–Commodity price volatility.
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
–With passage of the American Rescue Plan Act of 2021 and continued vaccine distribution, economic growth has picked up in 2021 and will remain very strong through the rest of this year and into 2022. Real GDP returned to its pre-pandemic level in the second quarter of 2021. Employment in June 2021 was still down by 6.8 million from before the pandemic; PNC expects employment to return to its pre-pandemic level in the spring of 2022.
–Compared to the spring of 2020 (when prices were falling), inflation has accelerated in mid-2021 due to strong demand in specific segments and supply chain disruptions. Inflation will slow in the second half of 2021.
–PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25 % until mid-2023.
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
The PNC Financial Services Group, Inc. – Form 10-Q 43

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
•Our acquisition of BBVA presents us with risks and uncertainties related to the integration of the acquired business into PNC including:
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
–The integration of BBVA, including its U.S. banking subsidiary, BBVA USA, with that of PNC and PNC Bank may be more difficult to achieve than anticipated or have unanticipated adverse results relating to BBVA, including its U.S. banking subsidiary, BBVA USA, or our existing businesses. Our ability to integrate BBVA, including its U.S. banking subsidiary, BBVA USA, successfully may be adversely affected by the fact that this transaction results in us entering several geographic markets where we did not previously have any meaningful presence.
•In addition to the BBVA transaction, we grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing.
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
We provide greater detail regarding these as well as other factors in our 2020 Form 10-K and first quarter 2021 Form 10-Q and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2021	2020	2021	2020
Interest Income
Loans	$2,160	$2,257	$4,156	$4,737
Investment securities	469	527	890	1,109
Other	72	71	138	209
Total interest income	2,701	2,855	5,184	6,055
Interest Expense
Deposits	30	141	70	516
Borrowed funds	90	187	185	501
Total interest expense	120	328	255	1,017
Net interest income	2,581	2,527	4,929	5,038
Noninterest Income
Asset management	239	199	465	400
Consumer services	457	330	841	707
Corporate services	688	512	1,243	1,038
Residential mortgage	103	158	208	368
Service charges on deposits	131	79	250	247
Other	468	271	951	614
Total noninterest income	2,086	1,549	3,958	3,374
Total revenue	4,667	4,076	8,887	8,412
Provision For (Recapture of) Credit Losses	302	2,463	(249)	3,377
Noninterest Expense
Personnel	1,640	1,373	3,117	2,742
Occupancy	217	199	432	406
Equipment	326	301	619	588
Marketing	74	47	119	105
Other	793	595	1,337	1,217
Total noninterest expense	3,050	2,515	5,624	5,058
Income (loss) from continuing operations before income taxes and noncontrolling interests	1,315	(902)	3,512	(23)
Income taxes (benefit) from continuing operations	212	(158)	583	(38)
Net income (loss) from continuing operations	1,103	(744)	2,929	15
Income from discontinued operations before taxes		5,596		5,777
Income taxes from discontinued operations		1,197		1,222
Net income from discontinued operations		4,399		4,555
Net income	1,103	3,655	2,929	4,570
Less: Net income attributable to noncontrolling interests	12	7	22	14
Preferred stock dividends	48	55	105	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income attributable to common shareholders	$1,042	$3,592	$2,800	$4,436
Earnings Per Common Share
Basic earnings (loss) from continuing operations	$2.43	$(1.90)	$6.54	$(0.29)
Basic earnings from discontinued operations		10.28		10.60
Total basic earnings	$2.43	$8.40	$6.54	$10.33
Diluted earnings (loss) from continuing operations	$2.43	$(1.90)	$6.53	$(0.29)
Diluted earnings from discontinued operations		10.28		10.59
Total diluted earnings	$2.43	$8.40	$6.53	$10.32
Average Common Shares Outstanding
Basic	427	426	426	428
Diluted	427	426	427	428
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net income (loss) from continuing operations	$1,103	$(744)	$2,929	$15
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	46	538	(1,148)	2,018
Net change in cash flow hedge derivatives	222	12	(553)	797
Pension and other postretirement benefit plan adjustments	(43)	(17)	(13)	(5)
Net change in Other		2	1	10
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	225	535	(1,713)	2,820
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	(52)	(125)	406	(665)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	173	410	(1,307)	2,155
Net income from discontinued operations		4,399		4,555
Other comprehensive income from discontinued operations, before tax and net of reclassifications into Net income		182		148
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income		(41)		(33)
Other comprehensive income from discontinued operations, after tax and net of reclassifications into Net income		141		115
Other comprehensive income (loss), after tax and net of reclassifications into Net income	173	551	(1,307)	2,270
Comprehensive income	1,276	4,206	1,622	6,840
Less: Comprehensive income attributable to noncontrolling interests	12	7	22	14
Comprehensive income attributable to PNC	$1,264	$4,199	$1,600	$6,826
See accompanying Notes To Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2021	December 31 2020
In millions, except par value
Assets
Cash and due from banks	$8,724	$7,017
Interest-earning deposits with banks	72,447	85,173
Loans held for sale (a)	2,227	1,597
Investment securities – available for sale	125,058	87,358
Investment securities – held to maturity	1,485	1,441
Loans (a)	294,704	241,928
Allowance for loan and lease losses	(5,730)	(5,361)
Net loans	288,974	236,567
Equity investments	7,521	6,052
Mortgage servicing rights	1,793	1,242
Goodwill	10,958	9,233
Other (a)	35,025	30,999
Total assets	$554,212	$466,679
Liabilities
Deposits
Noninterest-bearing	$154,190	$112,637
Interest-bearing	298,693	252,708
Total deposits	452,883	365,345
Borrowed funds
Federal Home Loan Bank borrowings		3,500
Bank notes and senior debt	24,408	24,271
Subordinated debt	7,120	6,403
Other (b)	3,285	3,021
Total borrowed funds	34,813	37,195
Allowance for unfunded lending related commitments	645	584
Accrued expenses and other liabilities	11,186	9,514
Total liabilities	499,527	412,638
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,713
Capital surplus	15,928	15,884
Retained earnings	48,663	46,848
Accumulated other comprehensive income	1,463	2,770
Common stock held in treasury at cost: 118 and 119 shares	(14,140)	(14,205)
Total shareholders’ equity	54,627	54,010
Noncontrolling interests	58	31
Total equity	54,685	54,041
Total liabilities and equity	$554,212	$466,679
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $2.0 billion, Loans held for investment of $1.7 billion and Other assets of $0.1 billion at June 30, 2021. Comparable amounts at December 31, 2020 were $1.2 billion, $1.4 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included Other borrowed funds of less than $0.1 billion at both June 30, 2021 and December 31, 2020, for which we have elected the fair value option.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2021	2020
Operating Activities
Net income	$2,929	$4,570
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(249)	3,377
Depreciation and amortization	794	712
Deferred income taxes	165	(2,501)
Net gains on sales of securities	(35)	(222)
Changes in fair value of mortgage servicing rights	(47)	728
Gain on sale of BlackRock		(5,740)
Undistributed earnings of BlackRock		(174)
Net change in
Trading securities and other short-term investments	776	(266)
Loans held for sale	(439)	(170)
Other assets	(784)	(1,675)
Accrued expenses and other liabilities	(782)	3,161
Other	(133)	531
Net cash provided (used) by operating activities	$2,195	$2,331
Investing Activities
Sales
Securities available for sale	$7,495	$12,055
Net proceeds from sale of BlackRock		14,225
Loans	1,011	597
Repayments/maturities
Securities available for sale	15,970	10,110
Securities held to maturity	46	38
Purchases
Securities available for sale	(44,380)	(31,593)
Securities held to maturity	(75)	(44)
Loans	(1,291)	(173)
Net change in
Federal funds sold and resale agreements	(75)	460
Interest-earning deposits with banks	26,039	(26,820)
Loans	9,739	(19,886)
Net cash paid for acquisition (a)	(10,511)
Other	(1,018)	(206)
Net cash provided (used) by investing activities	$2,950	$(41,237)
(continued on following page)
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Six Months Ended June 30
	2021	2020
Financing Activities
Net change in
Noninterest-bearing deposits	$5,771	$26,673
Interest-bearing deposits	(3,730)	30,778
Federal funds purchased and repurchase agreements	75	(5,888)
Short-term Federal Home Loan Bank borrowings		(6,300)
Other borrowed funds	94	1,486
Sales/issuances
Federal Home Loan Bank borrowings		9,060
Bank notes and senior debt	996	3,487
Other borrowed funds	353	304
Common and treasury stock	36	34
Repayments/maturities
Federal Home Loan Bank borrowings	(3,680)	(10,601)
Bank notes and senior debt	(1,850)	(5,897)
Other borrowed funds	(346)	(318)
Acquisition of treasury stock	(67)	(1,523)
Preferred stock cash dividends paid	(105)	(118)
Common stock cash dividends paid	(985)	(994)
Net cash provided (used) by financing activities	$(3,438)	$40,183
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$1,707	$1,277
Net cash provided by discontinued operations		14,299
Net cash provided (used) by continuing operations	1,707	(13,022)
Cash and due from banks and restricted cash at beginning of period	7,017	5,061
Cash and due from banks and restricted cash at end of period	$8,724	$6,338
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$8,128	$5,977
Restricted cash	596	361
Cash and due from banks and restricted cash at end of period	$8,724	$6,338
Supplemental Disclosures
Interest paid	$336	$913
Income taxes paid	$384	$528
Income taxes refunded	$65	$9
Leased assets obtained in exchange for new operating lease liabilities	$248	$59
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$489	$542
Transfer from trading securities to investment securities		$289
Transfer from loans to foreclosed assets	$15	$43
(a)Cash paid to acquire BBVA was $11,480 million. The amount of $10,511 million represents the cash paid for the acquisition less $969 million in cash acquired. See Note 2 Acquisition & Divestiture Activity for more detailed information on the BBVA acquisition.
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 102 for a glossary of certain terms and acronyms used in this Report.

BUSINESS

PNC is one of the largest diversified financial services companies in the U.S. and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located primarily in markets across the Mid-Atlantic, Midwest, Southeast and Southwest. We also have strategic international offices in four countries outside the U.S.

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests and VIEs.

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results for the three and six months ended June 30, 2021 reflect BBVA's business operations for the month of June 2021 and our balance sheet at June 30, 2021 includes BBVA's balances. See Note 2 Acquisition and Divestiture Activity for additional information on this acquisition.

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

Use of Estimates

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the ACL and our fair value measurements, including for the BBVA acquisition. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

• Adopted January 1, 2021.
• The adoption of this standard did not impact our consolidated results of operations or our consolidated financial position. PNC will no longer allocate the consolidated amount of current and deferred income tax expense to certain qualifying stand-alone entities, which will impact the presentation of parent company tax expense subsequent to adoption.

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
 • As of June 30, 2021, we have not yet elected to apply any optional expedients for contract modifications and hedging relationships to any other financial instruments. However, we plan to elect these optional expedients in the future.

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

The PNC Financial Services Group, Inc. – Form 10-Q 51

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA including its U.S. banking subsidiary, BBVA USA, for $11.5 billion in cash. PNC did not acquire the following entities as part of the acquisition: BBVA Securities, Inc., Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. This transaction has been accounted for as a business combination. Accordingly, the assets and liabilities from BBVA were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from BBVA are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, loans, certain deposits, certain other assets, customer relationships and the core deposit intangibles.
PNC incurred $111 million and $117 million in costs for the three and six months ended June 30, 2021, in connection with the transaction. These expenses are primarily comprised of legal, advisory and technology related costs. Cumulative nonrecurring merger and integration costs through June 30, 2021 were $124 million.
The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
Table 35: Acquisition Consideration

June 1, 2021
In millions	Fair Value
Fair value of acquisition consideration	$11,480
Assets
Cash and due from banks	$969
Interest-earning deposits with banks	13,313
Loans held for sale	446
Investment securities – available for sale	18,358
Net loans	61,370
Equity investments	723
Mortgage servicing rights	35
Core deposit intangibles and other intangible assets	399
Other	3,531
Total assets	$99,144
Liabilities
Deposits	$85,562
Borrowed funds	2,449
Accrued expenses and other liabilities	1,271
Total liabilities	$89,282
Noncontrolling interests	22
Less: Net assets	$9,840
Goodwill	$1,640

Preliminary goodwill of $1.6 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of BBVA. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets from BBVA. The goodwill was allocated to each of our three business segments on a preliminary basis and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights for additional information on the allocation of goodwill to the segments.

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table includes the fair value and unpaid principal balance of the loans from the BBVA acquisition:

Table 36: Fair Value and Unpaid Principal Balance of Loans from the BBVA Acquisition

	June 1, 2021
In millions	Unpaid Principal Balance	Fair Value
Loans
Commercial
Commercial and industrial	$29,864	$29,372
Commercial real estate	10,632	10,250
Equipment lease financing	48	48
Total commercial	40,544	39,670
Consumer
Residential real estate	12,871	12,983
Home equity	2,430	2,417
Automobile	3,916	3,912
Credit card	820	758
Other consumer	1,688	1,630
Total consumer	21,725	21,700
Total	$62,269	$61,370

Other intangible assets from the BBVA acquisition, as of June 1, 2021 consisted of the following:

Table 37: Intangible Assets

In millions	Fair Value	Weighted Life (years)	Amortization Method
Residential mortgage servicing rights	$35	5.5	(a)
Core deposits	$283	10.0	Accelerated
Other	116	9.8	Straight-line
Total core deposits and other	$399
(a) Intangible asset accounted for at fair value.

The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Cash and and Due from Banks and Interest-earning Deposits with Banks
The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Loans Held for Sale
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

Personal installment loans are pooled based on delinquency status, and fair value of individual loans is calculated based on traded consumer unsecured loans, dealer research and loan level performance characteristics.

Available For Sale Securities
All investment securities from the BBVA acquisition were classified within the available for sale portfolio at acquisition. Fair value estimates for available for sale securities were determined by third-party pricing vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These methods include the use of quoted prices for the identical or a similar security, an alternative market-based approach or an income approach, such as a discounted cash flow pricing model.

Loans
Fair value for loans is based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.

The PNC Financial Services Group, Inc. – Form 10-Q 53

Equity Investments
Equity investments primarily include LIHTC investments and preservation fund investments. The fair value of the LIHTC investments was estimated based on LIHTC pricing observed for recent transactions in markets where the properties underlying the LIHTC investments from the BBVA acquisition are located. The fair value of the preservation investments was estimated based on appraisals and valuations of the properties in the investment portfolio using income and market projections.

Mortgage Servicing Rights
The fair value of mortgage servicing rights from the BBVA acquisition is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors which are determined based on current market conditions.

Core Deposit Intangible
This intangible asset represents the value of certain client deposit relationships. The fair value was estimated utilizing the cost method. Appropriate consideration was given to deposit costs including servicing costs, client retention and alternative funding source costs at the time of acquisition. The discount rate used was derived taking into account the estimated cost of equity, risk-free return rate and risk premium for the market and specific risk related to the asset’s cash flows. The core deposit intangible is being amortized over 10 years using an accelerated depreciation methodology.

Deposits
The fair values for time deposits were estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no defined maturity, carrying values approximate fair values.

Borrowed Funds
The fair values of long-term debt instruments were estimated based on quoted market prices.

The following table presents financial results of BBVA included in the Consolidated Statement of Income from the date of acquisition through June 30, 2021.

Table 38: BBVA Financial Results

In millions	One month ended June 30, 2021
Net interest income	$236
Noninterest income	$80
Net income	$153

The following table presents unaudited pro forma results as if the acquisition of BBVA by PNC had occurred on January 1, 2020 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, deposits and long-term debt. Acquisition costs of $117 million that have been incurred since January 1, 2021 are included in the pro forma results. PNC's financial results include the divestiture of BlackRock of $4.3 billion recorded in net income. Additionally, BBVA's financial results through the six months ended June 30, 2020 included a $2.2 billion goodwill impairment charge recorded in noninterest expense. The pro forma information does not necessarily reflect the results that would have occurred had PNC acquired BBVA on January 1, 2020.
Table 39: Unaudited Pro Forma Results

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Net interest income	$2,984	$3,126	$5,975	$6,250
Noninterest income	$2,258	$1,757	$4,354	$3,825
Net income	$2,097	$3,327	$4,226	$851

54    The PNC Financial Services Group, Inc. – Form 10-Q

Under CECL, PNC is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. PNC initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price. The initial ACL for PCD loans of $1.2 billion was established through an adjustment to the BBVA loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $52.1 billion and $9.3 billion at the acquisition date and unpaid principal balance of $52.0 billion and $10.3 billion, respectively. In accordance with U.S. GAAP, there was no carryover of the ACL that had been previously recorded by BBVA. Subsequent to acquisition, PNC recorded an ACL on non-PCD loans of $1.0 billion through an increase to the provision for credit losses.

Table 40: PCD Loan Activity

June 1, 2021
In millions
Principal Balance	$10,253
ACL at acquisition	(1,161)
Non-credit premium	224
Purchase price	$9,316
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

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:
Table 41: Consolidated Income Statement - Discontinued Operations

	Three months ended June 30	Six months ended June 30
In millions	2020	2020
Noninterest income	$5,596	$5,777
Total revenue	5,596	5,777
Income from discontinued operations before income taxes and noncontrolling interests	5,596	5,777
Income taxes	1,197	1,222
Net income from discontinued operations	$4,399	$4,555

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:
Table 42: Consolidated Statement of Cash Flows - Discontinued Operations

Six months ended June 30
In millions	2020
Cash from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$74
Net cash provided by investing activities of discontinued operations	$14,225

The PNC Financial Services Group, Inc. – Form 10-Q 55

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 43: Investment Securities Summary

	June 30, 2021 (a)				December 31, 2020 (a)
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$38,564	$593	$(146)	$39,011	$19,821	$903	$(13)	$20,711
Residential mortgage-backed
Agency	66,393	1,046	(125)	67,314	47,355	1,566	(10)	48,911
Non-agency	1,081	247	(5)	1,323	1,272	243	(14)	1,501
Commercial mortgage-backed
Agency	2,263	71	(3)	2,331	2,571	119	(2)	2,688
Non-agency	4,033	59	(13)	4,079	3,678	78	(67)	3,689
Asset-backed	5,625	78	(6)	5,697	5,060	100	(10)	5,150
Other	5,060	244	(1)	5,303	4,415	293		4,708
Total securities available for sale (b)	$123,019	$2,338	$(299)	$125,058	$84,172	$3,302	$(116)	$87,358
Securities Held to Maturity
U.S. Treasury and government agencies	$804	$87		$891	$795	$125		$920
Other	681	33	$(7)	707	646	42	$(3)	685
Total securities held to maturity (c)	$1,485	$120	$(7)	$1,598	$1,441	$167	$(3)	$1,605
(a) The accrued interest associated with our available for sale portfolio totaled $311 million and $238 million at June 30, 2021 and December 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $105 million and $79 million for securities available for sale at June 30, 2021 and December 31, 2020, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 84% and 85% of our securities held to maturity were rated AAA/AA at June 30, 2021 and December 31, 2020, respectively.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at both June 30, 2021 and June 30, 2020 included $0.3 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date based on estimation of expected credit losses on our portfolio. As of June 30, 2021, the allowance for investment securities was $108 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The provision for credit losses on investment securities was zero and $26 million for the three and six months ended June 30, 2021. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

Table 44 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at June 30, 2021 and December 31, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2021, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 44: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2021
U.S. Treasury and government agencies	$(146)	$17,168			$(146)	$17,168
Residential mortgage-backed
Agency	(122)	24,527	$(3)	$442	(125)	24,969
Non-agency			(5)	155	(5)	155
Commercial mortgage-backed
Agency	(2)	274	(1)	65	(3)	339
Non-agency			(4)	710	(4)	710
Asset-backed	(3)	793	(3)	386	(6)	1,179
Other	(1)	196			(1)	196
Total securities available for sale	$(274)	$42,958	$(16)	$1,758	$(290)	$44,716
December 31, 2020
U.S. Treasury and government agencies	$(13)	$603			$(13)	$603
Residential mortgage-backed
Agency	(8)	3,152	$(2)	$82	(10)	3,234
Non-agency	(7)	119	(7)	73	(14)	192
Commercial mortgage-backed
Agency			(2)	149	(2)	149
Non-agency	(13)	972	(7)	714	(20)	1,686
Asset-backed	(1)	339	(9)	706	(10)	1,045
Total securities available for sale	$(42)	$5,185	$(27)	$1,724	$(69)	$6,909

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 45: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2021	$201	$(166)	$35	$7
2020	$224	$(2)	$222	$47

The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2021:
Table 46: Contractual Maturity of Debt Securities

June 30, 2021 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,751	$22,506	$11,358	$1,949	$38,564
Residential mortgage-backed
Agency	1	123	2,124	64,145	66,393
Non-agency			2	1,079	1,081
Commercial mortgage-backed
Agency	64	520	804	875	2,263
Non-agency		174	210	3,649	4,033
Asset-backed	109	2,117	771	2,628	5,625
Other	616	2,031	1,625	788	5,060
Total securities available for sale at amortized cost	$3,541	$27,471	$16,894	$75,113	$123,019
Fair value	$3,562	$27,856	$17,091	$76,549	$125,058
Weighted-average yield, GAAP basis (a)	1.42%	1.25%	1.60%	2.49%	2.19%
Securities Held to Maturity
U.S. Treasury and government agencies		$199	$318	$287	$804
Other	$80	424	98	79	681
Total securities held to maturity at amortized cost	$80	$623	$416	$366	$1,485
Fair value	$81	$651	$483	$383	$1,598
Weighted-average yield, GAAP basis (a)	3.24%	2.95%	3.91%	2.61%	3.16%
(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At June 30, 2021, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $32.3 billion and $22.5 billion and fair value of $33.2 billion and $22.6 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 47: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2021	December 31 2020
Pledged to others	$24,121	$22,841
Accepted from others:
Permitted by contract or custom to sell or repledge	$752	$683
Permitted amount repledged to others	$752	$683

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

Commercial	Consumer

• Commercial and industrial	• Residential real estate
• Commercial real estate	• Home equity
• Equipment lease financing	• Automobile
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

Table 48 presents the composition and delinquency status of our loan portfolio at June 30, 2021 and December 31, 2020. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.
The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 48: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2021
Commercial
Commercial and industrial	$154,226	$72	$27	$45	$144		$930		$155,300
Commercial real estate	37,453	5	3	2	10		501		37,964
Equipment lease financing	6,354	3	4		7		15		6,376
Total commercial	198,033	80	34	47	161		1,446		199,640
Consumer
Residential real estate	35,099	212	82	337	631	(c)	503	$613	36,846
Home equity	24,377	44	17		61		626	110	25,174
Automobile	17,239	98	20	3	121		191		17,551
Credit card	6,401	37	24	59	120		7		6,528
Education	2,591	46	22	67	135	(c)			2,726
Other consumer	6,172	31	16	14	61		6		6,239
Total consumer	91,879	468	181	480	1,129		1,333	723	95,064
Total	$289,912	$548	$215	$527	$1,290		$2,779	$723	$294,704
Percentage of total loans	98.37%	0.19%	0.07%	0.18%	0.44%		0.94%	0.25%	100.00%
December 31, 2020
Commercial
Commercial and industrial	$131,245	$106	$26	$30	$162		$666		$132,073
Commercial real estate	28,485	6	1		7		224		28,716
Equipment lease financing	6,345	31	5		36		33		6,414
Total commercial	166,075	143	32	30	205		923		167,203
Consumer
Residential real estate	20,945	181	78	319	578	(c)	528	$509	22,560
Home equity	23,318	50	21		71		645	54	24,088
Automobile	13,863	134	34	12	180		175		14,218
Credit card	6,074	43	30	60	133		8		6,215
Education	2,785	55	29	77	161	(c)			2,946
Other consumer	4,656	14	10	11	35		7		4,698
Total consumer	71,641	477	202	479	1,158		1,363	563	74,725
Total	$237,716	$620	$234	$509	$1,363		$2,286	$563	$241,928
Percentage of total loans	98.27%	0.26%	0.10%	0.21%	0.56%		0.94%	0.23%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated valuation allowance.
(b)The accrued interest associated with our loan portfolio totaled $0.8 billion and $0.7 billion at June 30, 2021 and December 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.4 billion and $0.1 billion at June 30, 2021. Comparable amounts at December 31, 2020 were $0.4 billion and $0.2 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $1.0 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively.
(f)Collateral dependent loans totaled $1.9 billion and $1.5 billion at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, we pledged $45.5 billion of commercial and other loans to the Federal Reserve Bank and $78.5 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2020 were $30.1 billion and $69.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans, however, when nonaccrual criteria is met interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect
60    The PNC Financial Services Group, Inc. – Form 10-Q

substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of June 30, 2021 and December 31, 2020 , respectively:
Table 49: Nonperforming Assets

Dollars in millions	June 30 2021	December 31 2020
Nonperforming loans
Commercial	$1,446	$923
Consumer (a)	1,333	1,363
Total nonperforming loans (b)	2,779	2,286
OREO and foreclosed assets	39	51
Total nonperforming assets	$2,818	$2,337
Nonperforming loans to total loans	0.94%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.96%	0.97%
Nonperforming assets to total assets	0.51%	0.50%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $1.0 billion at June 30, 2021 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2020 was $0.8 billion.

Nonperforming loans include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K and the Troubled Debt Restructurings section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 49 include TDRs of $0.8 billion and $0.9 billion at June 30, 2021 and December 31, 2020, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $0.7 billion at both June 30, 2021 and December 31, 2020 and are excluded from nonperforming loans.
Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
The PNC Financial Services Group, Inc. – Form 10-Q 61

The following table presents credit quality indicators for the commercial loan classes:
Table 50: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$20,084	$18,350	$13,729	$8,737	$7,980	$14,429	$62,892	$91	$146,292
Criticized	287	544	933	969	528	1,069	4,650	28	9,008
Total commercial and industrial	20,371	18,894	14,662	9,706	8,508	15,498	67,542	119	155,300
Commercial real estate
Pass Rated	2,124	4,419	8,354	5,547	3,220	8,971	414		33,049
Criticized	131	297	960	677	745	2,055	50		4,915
Total commercial real estate	2,255	4,716	9,314	6,224	3,965	11,026	464		37,964
Equipment lease financing
Pass Rated	636	1,306	1,097	816	616	1,647			6,118
Criticized	21	64	62	74	29	8			258
Total equipment lease financing	657	1,370	1,159	890	645	1,655			6,376
Total commercial	$23,283	$24,980	$25,135	$16,820	$13,118	$28,179	$68,006	$119	$199,640

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,680	$13,340	$8,209	$5,956	$4,242	$7,141	$54,775	$53	$125,396
Criticized	339	702	578	334	224	351	4,130	19	6,677
Total commercial and industrial	32,019	14,042	8,787	6,290	4,466	7,492	58,905	72	132,073
Commercial real estate
Pass Rated	3,709	6,268	3,426	2,841	2,341	6,792	218		25,595
Criticized	319	548	148	423	400	1,159	124		3,121
Total commercial real estate	4,028	6,816	3,574	3,264	2,741	7,951	342		28,716
Equipment lease financing
Pass Rated	1,429	1,202	942	738	405	1,350			6,066
Criticized	78	92	86	39	22	31			348
Total equipment lease financing	1,507	1,294	1,028	777	427	1,381			6,414
Total commercial	$37,554	$22,152	$13,389	$10,331	$7,634	$16,824	$59,247	$72	$167,203
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2021 and December 31, 2020.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for the residential real estate loan class:
Table 51: Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
June 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Total Loans
PNC legacy
Current estimated LTV ratios
Greater than 100%	$1	$16	$58	$18	$29	$194	$316
Greater than or equal to 80% to 100%	727	157	160	44	63	248	1,399
Less than 80%	5,578	6,464	2,527	704	1,298	4,661	21,232
Government insured or guaranteed loans		10	29	24	35	767	865
Total PNC legacy portfolio	6,306	6,647	2,774	790	1,425	5,870	23,812
Acquired loans
Estimated LTV ratios (a)
Greater than 100%	11	24	3	2	4	23	67
Greater than or equal to 80% to 100%	635	1,407	612	293	286	664	3,897
Less than 80%	1,158	2,094	843	330	414	3,581	8,420
No LTV ratio available	104	313	114	38	4		573
Government insured or guaranteed loans	1	4	14	11	10	37	77
Total acquired loans	1,909	3,842	1,586	674	718	4,305	13,034
Total residential real estate	$8,215	$10,489	$4,360	$1,464	$2,143	$10,175	$36,846
Updated FICO scores
Greater than or equal to 780	$4,691	$7,211	$2,922	$832	$1,361	$5,170	$22,187
720 to 779	2,667	2,213	870	287	422	1,838	8,297
660 to 719	252	530	299	163	143	913	2,300
Less than 660	29	110	101	90	99	872	1,301
No FICO score available	575	411	124	57	73	579	1,819
Government insured or guaranteed loans	1	14	44	35	45	803	942
Total residential real estate	$8,215	$10,489	$4,360	$1,464	$2,143	$10,175	$36,846

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Total Loans
Current estimated LTV ratios
Greater than 100%	$3	$52	$26	$42	$41	$160	$324
Greater than or equal to 80% to 100%	495	422	127	156	124	307	1,631
Less than 80%	7,491	3,656	992	1,706	1,847	3,991	19,683
Government insured or guaranteed loans	7	28	27	38	57	765	922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223	$22,560
Updated FICO scores
Greater than or equal to 780	$5,425	$3,099	$814	$1,432	$1,538	$2,551	$14,859
720 to 779	2,268	820	220	340	335	818	4,801
660 to 719	252	161	76	98	92	475	1,154
Less than 660	40	48	33	31	41	485	678
No FICO score available	4	2	2	3	6	129	146
Government insured or guaranteed loans	7	28	27	38	57	765	922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223	$22,560
(a) LTV ratios, inclusive of CLTV for first lien and certain subordinate lien positions, in the BBVA loan portfolio are calculated on a quarterly basis utilizing the real estate collateral values available at origination. These calculations will be refreshed to update the property values of real estate collateral and calculate an updated current estimated LTV ratio upon conversion of bank systems, which is expected to occur in October 2021. See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information on how current estimated LTV ratios are calculated in the PNC legacy portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q 63

The following table presents credit quality indicators for the home equity loan class:
Table 52: Home Equity Credit Quality Indicators

	Term Loans by Origination Year
June 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
PNC legacy
Current estimated LTV ratios
Greater than 100%		$20	$32	$9	$7	$100	$418	$203	$789
Greater than or equal to 80% to 100%	$23	176	145	28	19	119	1,081	548	2,139
Less than 80%	205	2,866	1,432	441	652	3,677	6,406	4,149	19,828
Total PNC legacy portfolio	228	3,062	1,609	478	678	3,896	7,905	4,900	22,756
Acquired loans
Estimated LTV ratios (a)
Greater than 100%						3	68		71
Greater than or equal to 80% to 100%	1	5	3	2	1	16	578	1	607
Less than 80%	6	5	6	5	3	90	1,572	3	1,690
No LTV ratio available						4	45	1	50
Total acquired loans	7	10	9	7	4	113	2,263	5	2,418
Total home equity	$235	$3,072	$1,618	$485	$682	$4,009	$10,168	$4,905	$25,174
Updated FICO scores
Greater than or equal to 780	$132	$1,905	$897	$248	$436	$2,469	$6,028	$2,310	$14,425
720 to 779	78	818	434	125	143	779	2,469	1,239	6,085
660 to 719	20	297	222	72	71	410	1,168	690	2,950
Less than 660	3	50	64	38	31	339	412	575	1,512
No FICO score available	2	2	1	2	1	12	91	91	202
Total home equity	$235	$3,072	$1,618	$485	$682	$4,009	$10,168	$4,905	$25,174

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current estimated LTV ratios									.
Greater than 100%	$8	$44	$18	$15	$9	$88	$580	$279	$1,041
Greater than or equal to 80% to 100%	517	320	59	42	25	158	1,781	591	3,493
Less than 80%	2,909	1,636	513	773	660	3,754	6,433	2,876	19,554
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Updated FICO scores
Greater than or equal to 780	$2,019	$1,094	$311	$525	$449	$2,467	$5,382	$1,480	$13,727
720 to 779	1,028	558	153	181	145	777	2,137	941	5,920
660 to 719	334	273	86	84	66	402	985	625	2,855
Less than 660	52	74	39	39	33	345	277	620	1,479
No FICO score available	1	1	1	1	1	9	13	80	107
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
(a) LTV ratios, inclusive of CLTV for first lien and certain subordinate lien positions, in the BBVA loan portfolio are calculated on a quarterly basis utilizing the real estate collateral values available at origination. These calculations will be refreshed to update the property values of real estate collateral and calculate an updated current estimated LTV ratio upon conversion of bank systems, which is expected to occur in October 2021. See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information on how current estimated LTV ratios are calculated in the PNC legacy portfolio.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 53: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$2,077	$1,816	$1,765	$730	$345	$170			$6,903
720 to 779	1,035	1,304	1,404	697	304	128			4,872
660 to 719	428	827	1,080	606	241	91			3,273
Less than 660	134	380	766	599	243	109			2,231
No FICO score available or required (a)	214	33	14	7	3	1			272
Total automobile	$3,888	$4,360	$5,029	$2,639	$1,136	$499			$17,551
Credit card
FICO score greater than or equal to 780							$1,754	$3	$1,757
720 to 779							1,805	10	1,815
660 to 719							1,841	25	1,866
Less than 660							912	37	949
No FICO score available or required (a)							137	4	141
Total credit card							$6,449	$79	$6,528
Education
FICO score greater than or equal to 780	$9	$66	$86	$70	$55	$438			$724
720 to 779	5	31	40	32	23	182			313
660 to 719	2	9	12	12	7	81			123
Less than 660		1	2	2	2	29			36
No FICO score available or required (a)	3	11	9	5	2	1			31
Education loans using FICO credit metric	19	118	149	121	89	731			1,227
Other internal credit metrics						1,499			1,499
Total education	$19	$118	$149	$121	$89	$2,230			$2,726
Other consumer
FICO score greater than or equal to 780	$133	$218	$201	$78	$26	$45	$235	$7	$943
720 to 779	160	258	259	110	27	28	214	3	1,059
660 to 719	120	198	243	134	29	18	162	1	905
Less than 660	32	81	115	85	19	12	53	1	398
No FICO score available or required (a)	82	9	1	1		1	44		138
Other consumer loans using FICO credit metric	527	764	819	408	101	104	708	12	3,443
Other internal credit metrics	54	36	27	25	26	112	2,496	20	2,796
Total other consumer	$581	$800	$846	$433	$127	$216	$3,204	$32	$6,239

The PNC Financial Services Group, Inc. – Form 10-Q 65

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,807	$1,915	$807	$452	$246	$58			$5,285
720 to 779	1,098	1,581	789	381	167	44			4,060
660 to 719	617	1,222	684	288	109	31			2,951
Less than 660	192	776	598	240	87	29			1,922
Total automobile	$3,714	$5,494	$2,878	$1,361	$609	$162			$14,218
Credit card
FICO score greater than or equal to 780							$1,635	$3	$1,638
720 to 779							1,724	11	1,735
660 to 719							1,765	26	1,791
Less than 660							902	51	953
No FICO score available or required (a)							94	4	98
Total credit card							$6,120	$95	$6,215
Education
FICO score greater than or equal to 780	$34	$90	$74	$59	$50	$428			$735
720 to 779	24	46	38	28	20	190			346
660 to 719	15	15	14	9	6	90			149
Less than 660	3	2	3	2	2	37			49
No FICO score available or required (a)	16	10	6	3		1			36
Education loans using FICO credit metric	92	163	135	101	78	746			1,315
Other internal credit metrics						1,631			1,631
Total education	$92	$163	$135	$101	$78	$2,377			$2,946
Other consumer
FICO score greater than or equal to 780	$162	$187	$63	$21	$5	$42	$86	$1	$567
720 to 779	197	247	82	22	5	22	123		698
660 to 719	127	210	81	17	3	14	117	1	570
Less than 660	28	86	41	9	2	8	53	1	228
Other consumer loans using FICO credit metric	514	730	267	69	15	86	379	3	2,063
Other internal credit metrics	67	33	37	26	60	75	2,334	3	2,635
Total other consumer	$581	$763	$304	$95	$75	$161	$2,713	$6	$4,698
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

Troubled Debt Restructurings
Table 54 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and six months ended June 30, 2021 and June 30, 2020. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional discussion of TDRs.
66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 54: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended June 30, 2021 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	11	$104			$82	$82
Consumer	1,386	23		$12	9	21
Total TDRs	1,397	$127		$12	$91	$103
During the six months ended June 30, 2021 Dollars in millions
Commercial	30	$197			$176	$176
Consumer	3,482	55		$28	21	49
Total TDRs	3,512	$252		$28	$197	$225

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended June 30, 2020 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	29	$147	$33		$125	$158
Consumer	3,589	57		$19	35	54
Total TDRs	3,618	$204	$33	$19	$160	$212
During the six months ended June 30, 2020 Dollars in millions
Commercial	42	$209	$39		$162	$201
Consumer	7,156	93		$41	45	86
Total TDRs	7,198	$302	$39	$41	$207	$287
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as TDRs during the applicable 12-month period preceding June 30, 2021 and June 30, 2020:
Table 55: Subsequently Defaulted TDRs

In millions	2021	2020
Three months ended June 30	$14	$22
Six months ended June 30	$26	$37

The PNC Financial Services Group, Inc. – Form 10-Q 67

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 56: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2021			2020			2021			2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,083	$1,631	$4,714	$1,979	$1,965	$3,944	$3,337	$2,024	$5,361	$1,812	$930	$2,742
Adoption of ASU 2016-13 (a)										(304)	767	463
Beginning balance, adjusted	3,083	1,631	4,714	1,979	1,965	3,944	3,337	2,024	5,361	1,508	1,697	3,205
Acquisition PCD reserves	828	287	1,115				828	287	1,115
Charge-offs	(274)	(154)	(428)	(122)	(192)	(314)	(343)	(328)	(671)	(205)	(413)	(618)
Recoveries	34	88	122	15	63	78	52	167	219	39	131	170
Net (charge-offs) (b)	(240)	(66)	(306)	(107)	(129)	(236)	(291)	(161)	(452)	(166)	(282)	(448)
Provision for (recapture of) credit losses	140	66	206	1,508	712	2,220	(64)	(232)	(296)	2,039	1,133	3,172
Other	1		1				2		2	(1)		(1)
Ending balance	$3,812	$1,918	$5,730	$3,380	$2,548	$5,928	$3,812	$1,918	$5,730	$3,380	$2,548	$5,928
Allowance for unfunded lending related commitments (c)
Beginning balance	$403	$104	$507	$344	$106	$450	$485	$99	$584	$316	$2	$318
Adoption of ASU 2016-13 (a)										53	126	179
Beginning balance, adjusted	403	104	507	344	106	450	485	99	584	369	128	497
Acquisition PCD reserves	43	3	46				43	3	46
Provision for (recapture of) credit losses	87	5	92	204	8	212	5	10	15	179	(14)	165
Ending balance	$533	$112	$645	$548	$114	$662	$533	$112	$645	$548	$114	$662
Allowance for credit losses at June 30 (d)	$4,345	$2,030	$6,375	$3,928	$2,662	$6,590	$4,345	$2,030	$6,375	$3,928	$2,662	$6,590
(a)     Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(b)    Amounts for the three and six months ended June 30, 2021 included $248 million attributable to BBVA, which primarily represents the charge-off of certain loans previously charged-off by BBVA, which were written up upon acquisition to unpaid principal balance as required by purchase accounting.
(c)    See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(d)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $138 million and $51 million at June 30, 2021 and June 30, 2020, respectively.

The ACL at June 30, 2021 totaled $6.4 billion, a $0.4 billion increase compared to December 31, 2020. This increase was primarily attributable to the addition of reserves related to the BBVA acquisition, partially offset by portfolio changes and an improved economic outlook. The following summarizes the changes in these factors that influenced the current ACL:

•We acquired BBVA on June 1, 2021. The initial provision for credit losses related to this acquisition along with the impact of fair value purchase accounting was incorporated into reserves in the current period.

•Portfolio changes that drove reserve declines at June 30, 2021 reflected improvements in credit quality along with decreases in loan balances across our legacy portfolio due to lower utilization of loan commitments by commercial customers and paydowns in the consumer portfolio.

•The economic scenarios used for the period ended June 30, 2021 were designed to reflect an improved near-term economic outlook in comparison to the scenarios used for the period ended December 31, 2020. This improvement was driven largely by improvements in both the outlook for consumer spending and the labor market due to the passage of the American Rescue Plan Act of 2021 and continued vaccine distribution.

68    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides cash flows associated with our loan sale and servicing activities:
Table 57: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2021
Sales of loans (b)	$2,283	$735
Repurchases of previously transferred loans (c)	$51	$9
Servicing fees (d)	$83	$38
Servicing advances recovered/(funded), net	$(5)	$(26)
Cash flows on mortgage-backed securities held (e)	$2,660	$19
Cash Flows - Three months ended June 30, 2020
Sales of loans (b)	$2,195	$1,334
Repurchases of previously transferred loans (c)	$100	$10
Servicing fees (d)	$81	$31
Servicing advances recovered/(funded), net	$7	$(140)
Cash flows on mortgage-backed securities held (e)	$2,184	$14
Cash Flows - Six months ended June 30, 2021
Sales of loans (b)	$3,522	$1,723
Repurchases of previously transferred loans (c)	$144	$42
Servicing fees (d)	$165	$76
Servicing advances recovered/(funded), net	$12	$(36)
Cash flows on mortgage-backed securities held (e)	$5,215	$48
Cash Flows - Six months ended June 30, 2020
Sales of loans (b)	$3,529	$1,827
Repurchases of previously transferred loans (c)	$195	$25
Servicing fees (d)	$166	$64
Servicing advances recovered/(funded), net	$19	$(128)
Cash flows on mortgage-backed securities held (e)	$3,545	$51
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.5 billion, $16.5 billion and $22.4 billion in residential mortgage-backed securities and $0.7 billion, $0.8 billion, and $0.9 billion in commercial mortgage-backed securities at June 30, 2021, December 31, 2020 and June 30, 2020.
Table 58 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 69

Table 58: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2021
Total principal balance	$44,345	$41,036
Delinquent loans (b)	$548	$62
December 31, 2020
Total principal balance	$43,351	$40,790
Delinquent loans (b)	$453	$136
Three months ended June 30, 2021
Net charge-offs (c)	$1	$25
Three months ended June 30, 2020
Net charge-offs (c)	$2
Six months ended June 30, 2021
Net charge-offs (c)	$3	$178
Six months ended June 30, 2020
Net charge-offs (c)	$10	$99
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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 59 where we have determined that our continuing involvement is not significant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 59. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 59: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2021
Mortgage-backed securitizations (b)	$18,849	$18,849	(c)	$1
Tax credit investments and other	3,813	3,891	(d)	1,787	(e)
Total	$22,662	$22,740		$1,788
December 31, 2020
Mortgage-backed securitizations (b)	$18,207	$18,207	(c)	$1
Tax credit investments and other	3,121	2,894	(d)	1,198	(e)
Total	$21,328	$21,101		$1,199
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during both the six months ended June 30, 2021 and June 30, 2020, we recognized $0.1 billion or less of amortization, tax credits and other tax benefits associated with qualified investments in low income housing tax credits.

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

Allocations of Goodwill by business segment during 2021 and 2020 follow:

Table 60: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
June 30, 2021 (a)	$6,493	$4,274	$191	$10,958
December 31, 2020	$5,795	$3,374	$64	$9,233
(a)Includes $1.6 billion of goodwill from the BBVA acquisition.
Goodwill increased during the six months ended June 30, 2021 primarily as a result of the acquisition of BBVA. Goodwill was recorded and allocated to each segment on a preliminary basis and is subject to change based on new information obtained related to the close date or reallocation of assets and liabilities to each segment. See Note 2 Acquisition and Divestiture Activities for additional information.

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in the first six months of 2021 or in 2020.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.8 billion and $1.2 billion at June 30, 2021 and December 31, 2020, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 61: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2021	2020	2021	2020
January 1	$569	$649	$673	$995
Additions:
BBVA Acquisition			35
From loans sold with servicing retained	39	45	37	22
Purchases	21	23	372	61
Changes in fair value due to:
Time and payoffs (a)	(57)	(61)	(160)	(82)
Other (b)	110	(166)	154	(419)
June 30	$682	$490	$1,111	$577
Related unpaid principal balance at June 30	$262,856	$228,985	$145,312	$122,043
Servicing advances at June 30	$473	$285	$134	$92
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The PNC Financial Services Group, Inc. – Form 10-Q 71

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2021 and December 31, 2020 are shown in Tables 62 and 63. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 62: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2021	December 31 2020
Fair value	$682	$569
Weighted-average life (years)	4.5	4.4
Weighted-average constant prepayment rate	5.20%	4.87%
Decline in fair value from 10% adverse change	$11	$9
Decline in fair value from 20% adverse change	$20	$18
Effective discount rate	7.56%	7.33%
Decline in fair value from 10% adverse change	$19	$15
Decline in fair value from 20% adverse change	$39	$31

Table 63: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2021		December 31 2020
Fair value	$1,111		$673
Weighted-average life (years)	5.5		3.8
Weighted-average constant prepayment rate	12.88%		21.13%
Decline in fair value from 10% adverse change	$49		$41
Decline in fair value from 20% adverse change	$100		$82
Weighted-average option adjusted spread	881	bps	922	bps
Decline in fair value from 10% adverse change	$35		$20
Decline in fair value from 20% adverse change	$68		$38

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.1 billion for the three months ended June 30, 2021 and 2020 and $0.2 billion for the six months ended June 30, 2021 and 2020. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

72    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 64: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Product
Sales-type leases and direct financing leases (a)	$61	$70	$123	$141
Operating leases (b)	20	25	40	52
Lessor income	$81	$95	$163	$193
(a)Included in Loan interest income on the Consolidated Income Statement.
(b)Included in Corporate services on the Consolidated Income Statement.

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2021 and December 31, 2020, respectively.
Table 65: Commitments to Extend Credit and Other Commitments

In millions	June 30 2021	December 31 2020
Commitments to extend credit
Commercial	$176,396	$153,089
Home equity lines of credit	19,301	16,626
Credit card	35,092	31,019
Other	10,645	7,087
Total commitments to extend credit (a)	241,434	207,821
Net outstanding standby letters of credit (b)	9,803	9,053
Standby bond purchase agreements (c)	1,516	1,448
Other commitments (d)	3,064	2,046
Total commitments to extend credit and other commitments	$255,817	$220,368
(a)Includes $28.3 billion from BBVA at June 30, 2021.
(b)Net outstanding standby letters of credit include $3.7 billion and $3.8 billion at June 30, 2021 and December 31, 2020, respectively, which support remarketing programs.
(c)We enter into standby bond purchase agreements to support municipal bond obligations.
(d)Includes $1.5 billion and $1.1 billion related to investments in qualified affordable housing projects for June 30, 2021 and December 31, 2020, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 96% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2021, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated
The PNC Financial Services Group, Inc. – Form 10-Q 73

to make payment to them. The standby letters of credit outstanding on June 30, 2021 had terms ranging from less than one year to eight years.

As of June 30, 2021, assets of $1.4 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at June 30, 2021 and is included in Other liabilities on our Consolidated Balance Sheet.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and six months ended June 30, 2021 and 2020 is as follows:
Table 66: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at March 31, 2020 (a)	424	$2,712	$3,994	$12,294	$41,885	$2,518	$(14,140)	$27	$49,290
Net income					3,648			7	3,655
Other comprehensive income, net of tax						551			551
Cash dividends declared - Common					(491)				(491)
Cash dividends declared - Preferred					(55)				(55)
Preferred stock discount accretion			1		(1)
Common stock activity				11					11
Treasury stock activity	1			2			12		14
Other				(18)				(9)	(27)
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948
Balance at March 31, 2021 (a)	425	$2,713	$3,518	$12,361	$48,113	$1,290	$(14,146)	$30	$53,879
Net income					1,091			12	1,103
Other comprehensive income, net of tax						173			173
Cash dividends declared - Common					(492)				(492)
Cash dividends declared - Preferred					(48)				(48)
Preferred stock discount accretion			1		(1)
Common stock activity				12					12
Treasury stock activity				4			6		10
Other				32				16	48
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
Six months ended
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (b)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					4,556			14	4,570
Other comprehensive income (loss), net of tax						2,270			2,270
Cash dividends declared - Common					(994)				(994)
Cash dividends declared - Preferred					(118)				(118)
Preferred stock discount accretion			2		(2)
Common stock activity				11					11
Treasury stock activity	(8)			51			(1,347)		(1,296)
Other				(149)				(18)	(167)
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					2,907			22	2,929
Other comprehensive income, net of tax						(1,307)			(1,307)
Cash dividends declared - Common					(985)				(985)
Cash dividends declared - Preferred					(105)				(105)
Preferred stock discount accretion			2		(2)
Common stock activity				12					12
Treasury stock activity	1			73			65		138
Other				(43)				5	(38)
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the cumulative effect of adopting ASU 2016-13 - Financial Instruments - Credit Losses.
The PNC Financial Services Group, Inc. – Form 10-Q 75

Details of other comprehensive income (loss) are as follows:

Table 67: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2021			2020			2021			2020
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$55	$(13)	$42	$579	$(134)	$445	$(1,126)	$265	$(861)	$2,241	$(515)	$1,726
Less: Net realized gains (losses) reclassified to earnings (a)	9	(2)	7	41	(9)	32	22	(5)	17	223	(51)	172
Net change	46	(11)	35	538	(125)	413	(1,148)	270	(878)	2,018	(464)	1,554
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	330	(78)	252	115	(27)	88	(310)	73	(237)	945	(217)	728
Less: Net realized gains (losses) reclassified to earnings (a)	108	(25)	83	103	(24)	79	243	(57)	186	148	(34)	114
Net change	222	(53)	169	12	(3)	9	(553)	130	(423)	797	(183)	614
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(43)	10	(33)	(17)	4	(13)	(13)	3	(10)	(5)	1	(4)
Net change	(43)	10	(33)	(17)	4	(13)	(13)	3	(10)	(5)	1	(4)
Other
Net unrealized gains (losses) on other transactions		2	2	2	(1)	1	1	3	4	10	(19)	(9)
Net change		2	2	2	(1)	1	1	3	4	10	(19)	(9)
Total other comprehensive income (loss) from continuing operations	225	(52)	173	535	(125)	410	(1,713)	406	(1,307)	2,820	(665)	2,155
Total other comprehensive income (loss) from discontinued operations				182	(41)	141				148	(33)	115
Total other comprehensive income (loss)	$225	$(52)	$173	$717	$(166)	$551	$(1,713)	$406	$(1,307)	$2,968	$(698)	$2,270
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.
76    The PNC Financial Services Group, Inc. – Form 10-Q

Table 68: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at March 31, 2020	$2,208	$881	$(399)	$(31)	$2,659	$(141)	$2,518
Net activity	413	9	(13)	1	410	141	551
Balance at June 30, 2020	$2,621	$890	$(412)	$(30)	$3,069		$3,069
Balance at March 31, 2021	$1,549	$67	$(322)	$(4)	$1,290		$1,290
Net activity	35	169	(33)	2	173		173
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463		$1,463
Six months ended
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,554	614	(4)	(9)	2,155	115	2,270
Balance at June 30, 2020	$2,621	$890	$(412)	$(30)	$3,069		$3,069
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
Net activity	(878)	(423)	(10)	4	(1,307)		(1,307)
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463		$1,463
The following table provides the dividends per share for PNC's common and preferred stock:

Table 69: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Common Stock	$1.15	$1.15	$2.30	$2.30
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series O			$3,375	$3,375
Series P	$1,532	$1,532	$3,063	$3,063
Series Q (b)		$1,344		$2,688
Series R	$2,425	$2,425	$2,425	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
(a)Dividends are payable quarterly other than Series O, Series R and Series S preferred stock, which are payable semiannually, with the Series O payable in different quarters from the Series R and Series S preferred stock. Beginning on August 1, dividends will be paid on the Series O on a quarterly basis (February 1, May 1, August 1, and November 1 of each year).
(b)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.

On July 1, 2021, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.25 per share, an increase of 10 cents per share, or 9%, effective with the August 5, 2021 dividend payment.

The PNC Financial Services Group, Inc. – Form 10-Q 77

NOTE 10 EARNINGS PER SHARE

Table 70: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2021	2020	2021	2020
Basic
Net income (loss) from continuing operations	$1,103	$(744)	$2,929	$15
Less:
Net income attributable to noncontrolling interests	12	7	22	14
Preferred stock dividends	48	55	105	118
Preferred stock discount accretion and redemptions	1	1	2	2
Net income (loss) from continuing operations attributable to common shareholders	1,042	(807)	2,800	(119)
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	5	1	13	4
Net income (loss) from continuing operations attributable to basic common shareholders	$1,037	$(808)	$2,787	$(123)
Net income from discontinued operations attributable to common shareholders		$4,399		$4,555
Less: Undistributed earnings allocated to nonvested restricted shares		21		22
Net income from discontinued operations attributable to basic common shareholders		$4,378		$4,533
Basic weighted-average common shares outstanding	427	426	426	428
Basic earnings (loss) per common share from continuing operations (a)	$2.43	$(1.90)	$6.54	$(0.29)
Basic earnings per common share from discontinued operations (a)		$10.28		$10.60
Basic earnings per common share (b)	$2.43	$8.40	$6.54	$10.33
Diluted
Net income (loss) from continuing operations attributable to diluted common shareholders	$1,037	$(808)	$2,787	$(123)
Net income from discontinued operations attributable to basic common shareholders		$4,378		$4,533
Less: Impact of earnings per share dilution from discontinued operations		1		2
Net income from discontinued operations attributable to diluted common shareholders		$4,377		$4,531
Basic weighted-average common shares outstanding	427	426	426	428
Dilutive potential common shares (c)			1
Diluted weighted-average common shares outstanding	427	426	427	428
Diluted earnings (loss) per common share from continuing operations (a)	$2.43	$(1.90)	$6.53	$(0.29)
Diluted earnings per common share from discontinued operations (a)		$10.28		$10.59
Diluted earnings per common share (b)	$2.43	$8.40	$6.53	$10.32
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).
(b)For additional information on our policy for not allocating losses to participating securities, see the Earnings Per Common Share section of Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K.
(c)For periods in which there is a loss from continuing operations, any potential dilutive shares will be anti-dilutive. No potential dilutive shares will be included in the continuing operations, discontinued operations or total earnings per common share calculations, even if overall net income is reported.

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K. Additionally, for more information regarding the fair value of assets and liabilities from our BBVA acquisition, see Note 2 Acquisition and Divestiture Activity in this Report.

78    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 71: Fair Value Measurements – Recurring Basis Summary

	June 30, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$1,385	$119	$1,504		$691	$163	$854
Commercial mortgage loans held for sale		165	52	217		305	57	362
Other consumer loans held for sale			239	239
Securities available for sale
U.S. Treasury and government agencies	$34,627	4,384		39,011	$16,675	4,036		20,711
Residential mortgage-backed
Agency		67,314		67,314		48,911		48,911
Non-agency		86	1,237	1,323		136	1,365	1,501
Commercial mortgage-backed
Agency		2,331		2,331		2,688		2,688
Non-agency		4,068	11	4,079		3,678	11	3,689
Asset-backed		5,522	175	5,697		4,951	199	5,150
Other		5,230	73	5,303		4,636	72	4,708
Total securities available for sale	34,627	88,935	1,496	125,058	16,675	69,036	1,647	87,358
Loans		748	979	1,727		718	647	1,365
Equity investments (a)	922		1,540	2,697	1,070		1,263	2,629
Residential mortgage servicing rights			1,111	1,111			673	673
Commercial mortgage servicing rights			682	682			569	569
Trading securities (b)	621	1,208		1,829	548	1,690		2,238
Financial derivatives (b) (c)	3	6,357	87	6,447		6,415	118	6,533
Other assets	450	104		554	373	81		454
Total assets (d)	$36,623	$98,902	$6,305	$142,065	$18,666	$78,936	$5,137	$103,035
Liabilities
Other borrowed funds	$732	$76	$2	$810	$661	$44	$2	$707
Financial derivatives (c) (e)		3,519	200	3,719		2,483	273	2,756
Other liabilities			124	124			43	43
Total liabilities (f)	$732	$3,595	$326	$4,653	$661	$2,527	$318	$3,506
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at June 30, 2021 and December 31, 2020 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 26% and 22% as of June 30, 2021 and December 31, 2020, respectively. Level 3 assets as a percentage of total assets at fair value was 4% and 5% at June 30, 2021 and December 31, 2020, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2021 and December 31, 2020.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both June 30, 2021 and December 31, 2020. Level 3 liabilities as a percentage of total liabilities at fair value was 7% and 9% as of June 30, 2021 and December 31, 2020, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2021 and December 31, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 79

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2021 and 2020 follow:
Table 72: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value June 30, 2021
Assets
Residential mortgage loans held for sale	$165	$(1)			$3	$(36)		$(12)	$5	$(5)	(e)		$119
Commercial mortgage loans held for sale	56	1				(6)		1					52
Other consumer loans held for sale												$239	239
Securities available for sale
Residential mortgage- backed non-agency	1,316	11						(90)					1,237
Commercial mortgage- backed non-agency	11												11
Asset-backed	194			$2				(21)					175
Other	72			1	2			(2)					73
Total securities available for sale	1,593	11		3	2			(113)					1,496
Loans	711	10			9	(3)		(35)		(5)	(e)	292	979	$10
Equity investments	1,343	157			92	(52)							1,540	136
Residential mortgage servicing rights	979	(141)			301		$24	(87)				35	1,111	(141)
Commercial mortgage servicing rights	701	(19)			8		21	(29)					682	(18)
Financial derivatives	63	60			2			(43)				5	87	57
Total assets	$5,611	$78		$3	$417	$(97)	$45	$(318)	$5	$(10)		$571	$6,305	$44
Liabilities
Other borrowed funds	$2												$2
Financial derivatives	227	$4				$1		$(39)				$7	200	$19
Other liabilities	73	28					$287	(264)					124	27
Total liabilities	$302	$32				$1	$287	$(303)				$7	$326	$46
Net gains (losses)		$46	(f)											$(2)	(g)

80    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended June 30, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2020
Assets
Residential mortgage loans held for sale	$4				$5	$(1)		$(3)		$83			$88
Commercial mortgage loans held for sale	60												60
Securities available for sale
Residential mortgage- backed non-agency	1,442	$12		$123				(86)					1,491
Commercial mortgage-backed non-agency										19			19
Asset-backed	202	2		16				(10)					210
Other	73			2				(3)					72
Total securities available for sale	1,717	14		141				(99)		19			1,792
Loans	655	2			55	(5)		(22)	(d)		$(78)	(e)	607	$2
Equity investments	1,220	(62)			42	(17)							1,183	(62)
Residential mortgage servicing rights	605	(40)			43		$12	(43)					577	(41)
Commercial mortgage servicing rights	477	1			4		34	(26)					490	1
Financial derivatives	135	50			4			(48)					141	84
Total assets	$4,873	$(35)		$141	$153	$(23)	$46	$(241)		$102	$(78)		$4,938	$(16)
Liabilities
Other borrowed funds	$5						$13	$(16)					$2
Financial derivatives	185	$28				$1		(5)					209	$27
Other liabilities	72	4					26	(19)			$2		85	(2)
Total liabilities	$262	$32				$1	$39	$(40)			$2		$296	$25
Net gains (losses)		$(67)	(f)											$(41)	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 81

(continued from previous page)

Six Months Ended June 30, 2021

		Total realized / unrealized gains or losses for the period (a)													Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value June 30, 2021
Assets
Residential mortgage loans held for sale	$163				$38	$(52)		$(28)		$8	$(10)	(e)		$119
Commercial mortgage loans held for sale	57					(6)		1						52	$1
Other consumer loans held for sale													$239	239
Securities available for sale
Residential mortgage- backed non-agency	1,365	$20		$16				(164)						1,237
Commercial mortgage- backed non-agency	11													11
Asset-backed	199	1		5				(30)						175
Other	72			1	3			(3)						73
Total securities available for sale	1,647	21		22	3			(197)						1,496
Loans	647	20			97	(6)		(63)	(d)		(8)	(e)	292	979	20
Equity investments	1,263	224			132	(79)								1,540	199
Residential mortgage servicing rights	673	154			372		$37	(160)					35	1,111	154
Commercial mortgage servicing rights	569	110			21		39	(57)						682	111
Financial derivatives	118	46			3			(85)					5	87	46
Total assets	$5,137	$575		$22	$666	$(143)	$76	$(589)		$8	$(18)		$571	$6,305	$531
Liabilities
Other borrowed funds	$2						$1	$(1)						$2
Financial derivatives	273	$(10)				$3		(73)					$7	200	$(11)
Other liabilities	43	63					317	(299)						124	31
Total liabilities	$318	$53				$3	$318	$(373)					$7	$326	$20
Net gains (losses)		$522	(f)												$511	(g)

82    The PNC Financial Services Group, Inc. – Form 10-Q

Six Months Ended June 30, 2020

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2020
Assets
Residential mortgage loans held for sale	$2				$7	$(2)		$(3)	$87	$(3)	(e)	$88
Commercial mortgage loans held for sale	64	$(1)						(3)				60	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	28		$(99)				(179)				1,491
Commercial mortgage- backed non-agency									19			19
Asset-backed	240	4		(13)				(21)				210
Other	74			(3)	4			(3)				72
Total securities available for sale	2,055	32		(115)	4			(203)	19			1,792
Loans	300	13			71	(31)		340		(86)	(e)	607	13
Equity investments	1,276	(131)			113	(75)						1,183	(125)
Residential mortgage servicing rights	995	(419)			61		$22	(82)				577	(420)
Commercial mortgage servicing rights	649	(166)			23		45	(61)				490	(166)
Financial derivatives	54	151			6			(70)				141	158
Total assets	$5,395	$(521)		$(115)	$285	$(108)	$67	$(82)	$106	$(89)		$4,938	$(541)
Liabilities
Other borrowed funds	$7						$25	$(30)				$2
Financial derivatives	200	$36				$2		(29)				209	$37
Other liabilities	137	6					37	(97)	$2			85	(8)
Total liabilities	$344	$42				$2	$62	$(156)	$2			$296	$29
Net gains (losses)		$(563)	(f)										$(570)	(g)
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
The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 73: Fair Value Measurements – Recurring Quantitative Information

June 30, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$52	Discounted cash flow	Spread over the benchmark curve (b)	620bps - 7,880bps (4,950bps)
Other consumer loans held for sale	239	Consensus pricing (c)	Loss severity	4.8% - 95.0% (5.6%)
Residential mortgage-backed non-agency securities	1,237	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.1%)
			Constant default rate	0.0% - 16.9% (4.7%)
			Loss severity	25.0% -95.7% (48.1%)
			Spread over the benchmark curve (b)	176bps weighted-average
Asset-backed securities	175	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (9.4%)
			Constant default rate	1.4% - 6.0% (2.9%)
			Loss severity	8.0% - 100.0% (54.5%)
			Spread over the benchmark curve (b)	197bps weighted-average
Loans - Residential real estate	662	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (79.7%)
			Loss severity	0.0% - 100.0% (9.6%)
			Discount rate	4.8% - 6.8% (5.1%)
	125	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	19	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (83.9%)
			Loss severity	0.0% - 98.4% (29.6%)
			Discount rate	4.8% - 6.8% (6.2%)
	173	Consensus pricing (c)	Credit and liquidity discount	0.0% - 100.0% (35.7%)
Equity investments	1,540	Multiple of adjusted earnings	Multiple of earnings	4.0x - 28.7x (9.2x)
Residential mortgage servicing rights	1,111	Discounted cash flow	Constant prepayment rate	0.0% - 37.8% (12.9%)
			Spread over the benchmark curve (b)	362bps - 2,661bps (881bps)
Commercial mortgage servicing rights	682	Discounted cash flow	Constant prepayment rate	4.6% - 14.3% (5.2%)
			Discount rate	5.2% - 7.9% (7.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(182)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	146
Total Level 3 assets, net of liabilities (e)	$5,979
84    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$57	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 5,275bps (3,406bps)
Residential mortgage-backed non-agency securities	1,365	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.8%)
			Spread over the benchmark curve (b)	242bps weighted-average
Asset-backed securities	199	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -22.0% (7.4%)
			Constant default rate	1.0% - 6.0% (3.3%)
			Loss severity	30.0% - 100.0% (58.1%)
			Spread over the benchmark curve (b)	291bps weighted-average
Loans - Residential real estate	434	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.2%)
			Discount rate	4.8% - 6.8% (5.1%)
	132	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	21	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (88.5%)
			Loss severity	0.0% -98.4% (33.3%)
			Discount rate	4.8% - 6.8% (6.3%)
	60	Consensus pricing (c)	Credit and Liquidity discount	17.5% -97.0% (57.7%)
Equity investments	1,263	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.7x)
Residential mortgage servicing rights	673	Discounted cash flow	Constant prepayment rate	0.0% - 77.5% (21.1%)
			Spread over the benchmark curve (b)	325bps - 2,783bps (922bps)
Commercial mortgage servicing rights	569	Discounted cash flow	Constant prepayment rate	4.0% - 16.1% (4.9%)
			Discount rate	4.7% - 7.8% (7.3%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(252)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	298
Total Level 3 assets, net of liabilities (e)	$4,819
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
(e)Consisted of total Level 3 assets of $6.3 billion and total Level 3 liabilities of $0.3 billion as of June 30, 2021 and $5.1 billion and $0.3 billion as of December 31, 2020, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 74. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Assets measured at fair value on a nonrecurring basis follow:

Table 74: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2021	December 31 2020	June 30 2021	June 30 2020	June 30 2021	June 30 2020
Assets
Nonaccrual loans	$266	$332	$5	$(31)	$(4)	$(56)
OREO and foreclosed assets	4	18		(1)		(2)
Long-lived assets	18	20	(9)	(2)	(11)	(3)
Total assets	$288	$370	$(4)	$(34)	$(15)	$(61)
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

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 75: Fair Value Option – Fair Value and Principal Balances

	June 30, 2021			December 31, 2020
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$1,451	$1,404	$47	$831	$793	$38
Accruing loans 90 days or more past due	3	3		4	4
Nonaccrual loans	50	59	(9)	20	24	(4)
Total	$1,504	$1,466	$38	$855	$821	$34
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$217	$234	$(17)	$357	$370	$(13)
Nonaccrual loans				5	6	(1)
Total	$217	$234	$(17)	$362	$376	$(14)
Other consumer loans held for sale
Accruing loans less than 90 days past due	$239	$252	$(13)
Accruing loans 90 days or more past due		1	(1)
Total	$239	$253	$(14)
Loans
Accruing loans less than 90 days past due	$714	$733	$(19)	$519	$530	$(11)
Accruing loans 90 days or more past due	290	308	(18)	283	295	(12)
Nonaccrual loans	723	1,013	(290)	563	820	(257)
Total	$1,727	$2,054	$(327)	$1,365	$1,645	$(280)
Other assets	$98	$102	$(4)	$81	$69	$12
Liabilities
Other borrowed funds	$26	$26		$32	$33	$(1)
(a)There were no accruing loans 90 days or more past due within this category at June 30, 2021 or December 31, 2020.

86    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 76: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2021	2020	2021	2020
Assets
Residential mortgage loans held for sale	$57	$52	$73	$98
Commercial mortgage loans held for sale	$26	$12	$46	$60
Loans	$17	$8	$31	$26
Other assets	$8	$9	$22	$(27)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2021 and December 31, 2020. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 77, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

Table 77: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets
Cash and due from banks	$8,724	$8,724	$8,724
Interest-earning deposits with banks	72,447	72,447		$72,447
Securities held to maturity	1,489	1,598	891	484	$223
Net loans (excludes leases)	280,872	286,818			286,818
Other assets	4,342	4,103		4,038	65
Total assets	$367,874	$373,690	$9,615	$76,969	$287,106
Liabilities
Time deposits	$19,885	$19,771		$19,771
Borrowed funds	34,003	34,740		33,084	$1,656
Unfunded lending related commitments	645	645			645
Other liabilities	428	428		428
Total liabilities	$54,961	$55,584		$53,283	$2,301
December 31, 2020
Assets
Cash and due from banks	$7,017	$7,017	$7,017
Interest-earning deposits with banks	85,173	85,173		$85,173
Securities held to maturity	1,445	1,604	920	489	$195
Net loans (excludes leases)	228,788	233,688			233,688
Other assets	3,601	3,600		3,559	41
Total assets	$326,024	$331,082	$7,937	$89,221	$233,924
Liabilities
Time deposits	$19,692	$19,662		$19,662
Borrowed funds	36,488	37,192		35,571	$1,621
Unfunded lending related commitments	584	584			584
Other liabilities	413	413		413
Total liabilities	$57,177	$57,851		$55,646	$2,205

The PNC Financial Services Group, Inc. – Form 10-Q 87

The aggregate fair values in Table 77 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 71),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
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
88    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 78: Total Gross Derivatives (a)

	June 30, 2021			December 31, 2020
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$25,293			$24,153
Cash flow hedges	35,405	$20	$13	22,875	$14
Foreign exchange contracts:
Net investment hedges	1,100		33	1,075		$22
Total derivatives designated for hedging	$61,798	$20	$46	$48,103	$14	$22
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$32,917		$1	$50,511
Futures (f)	3,930			2,841
Mortgage-backed commitments	11,609	$104	58	11,288	$147	$77
Other	12,884	47	24	1,831	11	2
Total interest rate contracts	61,340	151	83	66,471	158	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	309,609	4,395	1,570	280,125	5,475	1,601
Futures (f)	981			1,235
Mortgage-backed commitments	4,236	10	8	4,178	11	14
Other	22,169	148	103	20,125	193	88
Total interest rate contracts	336,995	4,553	1,681	305,663	5,679	1,703
Commodity contracts:
Swaps	8,535	1,207	1,223	6,149	350	323
Other	3,435	262	262	2,770	61	61
Total commodity contracts	11,970	1,469	1,485	8,919	411	384
Foreign exchange contracts and other	27,368	198	194	26,620	267	243
Total derivatives for customer-related activities	376,333	6,220	3,360	341,202	6,357	2,330
Derivatives used for other risk management activities:
Foreign exchange contracts and other	13,639	56	230	10,931	4	325
Total derivatives not designated for hedging	$451,312	$6,427	$3,673	$418,604	$6,519	$2,734
Total gross derivatives	$513,110	$6,447	$3,719	$466,707	$6,533	$2,756
Less: Impact of legally enforceable master netting agreements		919	919		720	720
Less: Cash collateral received/paid		859	2,078		1,434	1,452
Total derivatives		$4,669	$722		$4,379	$584
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

The PNC Financial Services Group, Inc. – Form 10-Q 89

Derivatives Designated As Hedging Instruments

Certain derivatives used to manage interest rate and foreign exchange risk as part of our asset and liability risk management activities are designated as accounting hedges. Derivatives hedging the risks associated with changes in the fair value of assets or liabilities are considered fair value hedges, derivatives hedging the variability of expected future cash flows are considered cash flow hedges and derivatives hedging a net investment in a foreign subsidiary are considered net investment hedges. Designating derivatives as accounting hedges allows for gains and losses on those derivatives to be recognized in the same period and in the same income statement line item as the earnings impact of the hedged items.

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

In the 12 months that follow June 30, 2021, we expect to reclassify net derivative gains of $330 million pretax, or $254 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021. As of June 30, 2021, the maximum length of time over which forecasted transactions are hedged is ten years.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 79: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2021
Total amounts on the Consolidated Income Statement	$2,160	$469	$90	$468
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$3	$(106)
Derivatives		$(2)	$93
Amounts related to interest settlements on derivatives		$(1)	$131
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$91	$16		$1
For the three months ended June 30, 2020
Total amounts on the Consolidated Income Statement	$2,257	$527	$187	$271
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$3	$(80)
Derivatives		$(2)	$47
Amounts related to interest settlements on derivatives		$(2)	$133
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$102	$1
For the six months ended June 30, 2021
Total amounts on the Consolidated Income Statement	$4,156	$890	$185	$951
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(5)	$540
Derivatives		$7	$(571)
Amounts related to interest settlements on derivatives		$(2)	$265
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$191	$38		$14
For the six months ended June 30, 2020
Total amounts on the Consolidated Income Statement	$4,737	$1,109	$501	$614
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$237	$(1,441)
Derivatives		$(233)	$1,386
Amounts related to interest settlements on derivatives		$(4)	$192
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$144	$3		$1
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 80: Hedged Items - Fair Value Hedges

	June 30, 2021		December 31, 2020
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,901	$23	$2,785	$30
Borrowed funds	$25,512	$1,065	$25,797	$1,611
(a)Includes $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both June 30, 2021 and December 31, 2020, respectively.
(b)Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q 91

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(4) million and $(12) million for the three and six months ended June 30, 2021, compared with $5 million and $80 million for the same periods in 2020, respectively.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 81: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$216	$125	$(106)	$779
Derivatives used for customer-related activities:
Interest rate contracts	15	38	97	40
Foreign exchange contracts and other	43	29	65	40
Gains (losses) from customer-related activities (b)	58	67	162	80
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(29)	(102)	19	105
Total gains (losses) from derivatives not designated as hedging instruments	$245	$90	$75	$964
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

Table 82 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of June 30, 2021 and December 31, 2020. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 82 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 82: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$27			$27			$27
Over-the-counter	4,697	$556	$830	3,311		$388	2,923
Commodity contracts	1,469	250	15	1,204			1,204
Foreign exchange and other contracts	254	113	14	127		1	126
Total derivative assets	$6,447	$919	$859	$4,669	(a)	$389	$4,280
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$21			$21			$21
Over-the-counter	1,756	$597	$949	210			210
Commodity contracts	1,485	253	997	235			235
Foreign exchange and other contracts	457	69	132	256			256
Total derivative liabilities	$3,719	$919	$2,078	$722	(b)		$722
December 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	5,803	$430	$1,426	3,947		$531	3,416
Commodity contracts	411	209	4	198			198
Foreign exchange and other contracts	271	81	4	186		1	185
Total derivative assets	$6,533	$720	$1,434	$4,379	(a)	$532	$3,847
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$42			$42			$42
Over-the-counter	1,740	$462	$1,179	99			99
Commodity contracts	384	182	103	99			99
Foreign exchange and other contracts	590	76	170	344			344
Total derivative liabilities	$2,756	$720	$1,452	$584	(b)		$584
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

At June 30, 2021, we held cash, U.S. government securities and mortgage-backed securities totaling $1.5 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $2.7 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 93

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2021 was $2.6 billion for which we had posted collateral of $2.2 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2021 would be $0.4 billion.
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2020 Form 10-K and in Note 13 Legal Proceedings in Part I, Item 1 of our first quarter 2021 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2021, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

USAA Patent Infringement Litigation

In June 2021, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319), pending in the United States District Court for the Eastern District of Texas (“the Texas case”), USAA filed an answer to PNC Bank’s counterclaims and asserted a counterclaim in reply seeking a declaratory judgment that two of the asserted PNC Bank patents are unenforceable due to inequitable conduct and unclean hands prosecution of the patents.

In June 2021, in PNC Bank, N.A. v. United Services Automobile Association (Case No. 2:20-cv-1886), pending in the United States District Court for the Western District of Pennsylvania, the court stayed this case pending a decision on the motion to transfer filed by PNC Bank in the Texas case.

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees.
94    The PNC Financial Services Group, Inc. – Form 10-Q

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

Our business segment results for the three and six months ended June 30, 2021 reflect BBVA's business operations for the month of June 2021 and our balance sheet at June 30, 2021 includes BBVA's balances. Until conversion of bank systems and branches, PNC Bank and BBVA USA customers will continue to be served through their respective PNC Bank and BBVA USA branches, websites and mobile apps, financial advisors and relationship managers. Upon conversion, which is expected to occur in October 2021, there will be changes in the segmentation of BBVA customers as we integrate data to PNC applications, finalize the review of customer relationships and better align customers with PNC's products and services. See Note 2 Acquisition and Divestiture Activity for additional information on the acquisition of BBVA.

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 83. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). The “Other” category also included our BlackRock held for sale asset for the three and six months ended June 30, 2020. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

The PNC Financial Services Group, Inc. – Form 10-Q 95

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
Business Segment Results

Table 83: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$1,497	$1,083	$112	$(111)	$2,581
Noninterest income	706	867	244	269	2,086
Total revenue	2,203	1,950	356	158	4,667
Provision for (recapture of) credit losses	214	104	23	(39)	302
Depreciation and amortization	73	51	5	127	256
Other noninterest expense	1,604	762	214	214	2,794
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	312	1,033	114	(144)	1,315
Income taxes (benefit) from continuing operations	73	220	27	(108)	212
Net income (loss) from continuing operations	239	813	87	(36)	1,103
Less: Net income attributable to noncontrolling interests	7	4		1	12
Net income (loss) from continuing operations excluding noncontrolling interests	$232	$809	$87	$(37)	$1,091
Average Assets	$100,948	$181,770	$10,640	$211,071	$504,429
2020
Income Statement
Net interest income	$1,390	$1,052	$89	$(4)	$2,527
Noninterest income	585	726	204	34	1,549
Total revenue	1,975	1,778	293	30	4,076
Provision for credit losses	761	1,585	39	78	2,463
Depreciation and amortization	67	51	12	121	251
Other noninterest expense	1,430	619	205	10	2,264
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	(283)	(477)	37	(179)	(902)
Income taxes (benefit) from continuing operations	(63)	(122)	9	18	(158)
Net income (loss) from continuing operations	(220)	(355)	28	(197)	(744)
Less: Net income attributable to noncontrolling interests	3	3		1	7
Net income (loss) from continuing operations excluding noncontrolling interests	$(223)	$(358)	$28	$(198)	$(751)
Average Assets	$102,103	$199,254	$7,958	$147,998	$457,313

96    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$2,859	$2,074	$205	$(209)	$4,929
Noninterest income	1,360	1,674	473	451	3,958
Total revenue	4,219	3,748	678	242	8,887
Provision for (recapture of) credit losses	(43)	(178)	14	(42)	(249)
Depreciation and amortization	136	98	9	247	490
Other noninterest expense	3,017	1,426	412	279	5,134
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,109	2,402	243	(242)	3,512
Income taxes (benefit) from continuing operations	256	528	57	(258)	583
Net income from continuing operations	853	1,874	186	16	2,929
Less: Net income attributable to noncontrolling interests	14	7		1	22
Net income from continuing operations excluding noncontrolling interests	$839	$1,867	$186	$15	$2,907
Average Assets	$96,942	$176,182	$9,761	$203,540	$486,425
2020
Income Statement
Net interest income	$2,846	$2,002	$177	$13	$5,038
Noninterest income	1,373	1,420	408	173	3,374
Total revenue	4,219	3,422	585	186	8,412
Provision for credit losses	1,206	2,043	42	86	3,377
Depreciation and amortization	124	99	23	245	491
Other noninterest expense	2,901	1,293	413	(40)	4,567
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	(12)	(13)	107	(105)	(23)
Income taxes (benefit) from continuing operations	(1)	(28)	25	(34)	(38)
Net income (loss) from continuing operations	(11)	15	82	(71)	15
Less: Net income attributable to noncontrolling interests	11	3			14
Net income (loss) from continuing operations excluding noncontrolling interests	$(22)	$12	$82	$(71)	$1
Average Assets	$99,583	$185,878	$7,880	$141,533	$434,874
(a)There were no material intersegment revenues for the three and six months ended June 30, 2021 and 2020.

Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. The branch network is located primarily in markets across the Mid-Atlantic, Midwest, Southeast and Southwest. Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network in markets outside of our existing retail branch network. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

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
The PNC Financial Services Group, Inc. – Form 10-Q 97

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
•Institutional asset management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

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

Retail Banking

Table 84: Retail Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Product
Debit card fees	$164	$120	$302	$249
Deposit account fees	117	73	225	231
Brokerage fees	109	86	211	179
Net credit card fees (a)	57	39	104	80
Merchant services	47	23	79	72
Other	68	52	125	108
Total in-scope noninterest income by product	$562	$393	$1,046	$919
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$562	$393	$1,046	$919
Total out-of-scope noninterest income (b)	144	192	314	454
Total Retail Banking noninterest income	$706	$585	$1,360	$1,373
(a)Net credit card fees consists of interchange fees of $146 million and $102 million and credit card reward costs of $89 million and $63 million for the three months ended June 30, 2021 and 2020, respectively. Net credit card fees consists of interchange fees of $266 million and $220 million and credit card reward costs of $162 million and $140 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Corporate & Institutional Banking

Table 85: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Product
Treasury management fees	$279	$218	$514	$434
Capital markets fees	232	187	424	362
Commercial mortgage banking activities	35	24	66	50
Other	18	17	47	37
Total in-scope noninterest income by product	$564	$446	$1,051	$883
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$564	$446	$1,051	$883
Total out-of-scope noninterest income (a)	303	280	623	537
Total Corporate & Institutional Banking noninterest income	$867	$726	$1,674	$1,420
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Treasury Management Fees
Corporate & Institutional Banking provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities throughout Mexico, Central America, South America and the Caribbean. Treasury management fees are primarily recognized over time as we perform these services.
Asset Management Group

Table 86: Asset Management Group Noninterest Income Disaggregation

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Customer Type
Personal	$185	$151	$358	$301
Institutional	56	48	109	99
Total in-scope noninterest income by customer type (a)	$241	$199	$467	$400
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$241	$199	$467	$400
Total out-of-scope noninterest income (b)	3	5	6	8
Total Asset Management Group noninterest income	$244	$204	$473	$408
(a)Amounts include $239 million of Asset Management Fees and $2 million of Brokerage Fees for the three months ended June 30, 2021. Amounts include $465 million of Asset Management Fees and $2 million of Brokerage Fees for the six months ended June 30, 2021. As described in the "Asset Management Services and Brokerage Fees" narrative following this table 86, Brokerage Fees were assumed by the Asset Management Group as a result of the BBVA acquisition and reflect fee revenue for the month ended June 30, 2021.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Asset Management Services and Brokerage Fees
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement plan fiduciary investment services. As a result of the acquisition of BBVA, the Asset Management Group assumed approximately $5.4 billion of brokerage account client assets, resulting in $2 million of brokerage fee revenue, included in the table above for the month ended June 30, 2021. We recognize fee revenue over the term of the customer contract based on the value of assets under management at a point in time.

NOTE 16 SUBSEQUENT EVENTS

On July 22, 2021, The PNC Financial Services Group, Inc announced the redemption on August 4, 2021 of all of the outstanding senior notes due September 3, 2021 issued by PNC in the amount of $500 million. The securities have a distribution rate of 3.250% and an original scheduled maturity date of September 3, 2021. The redemption price will be equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of August 4, 2021.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$50,700	$421	1.66%	$51,068	$626	2.45%
Non-agency	1,189	45	7.54%	1,573	59	7.51%
Commercial mortgage-backed	6,354	81	2.54%	6,983	96	2.76%
Asset-backed	5,581	55	1.96%	5,156	73	2.82%
U.S. Treasury and government agencies	27,392	200	1.45%	15,697	161	2.03%
Other	4,835	75	3.13%	4,488	81	3.57%
Total securities available for sale	96,051	877	1.82%	84,965	1,096	2.58%
Securities held to maturity
Asset-backed				37		2.65%
U.S. Treasury and government agencies	800	11	2.85%	781	11	2.84%
Other	660	13	3.91%	643	14	4.38%
Total securities held to maturity	1,460	24	3.33%	1,461	25	3.51%
Total investment securities	97,511	901	1.85%	86,426	1,121	2.59%
Loans
Commercial and industrial	133,966	1,954	2.90%	141,159	2,278	3.19%
Commercial real estate	30,113	434	2.86%	28,491	466	3.23%
Equipment lease financing	6,332	121	3.83%	7,051	137	3.88%
Consumer	51,744	1,231	4.80%	57,082	1,454	5.12%
Residential real estate	24,764	435	3.51%	22,060	431	3.91%
Total loans	246,919	4,175	3.38%	255,843	4,766	3.71%
Interest-earning deposits with banks	81,947	43	0.10%	26,085	65	0.50%
Other interest-earning assets	7,955	95	2.40%	10,167	144	2.84%
Total interest-earning assets/interest income	434,332	5,214	2.40%	378,521	6,096	3.21%
Noninterest-earning assets	52,093			56,353
Total assets	$486,425			$434,874
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$62,053	$9	0.03%	$57,317	$118	0.41%
Demand	95,376	16	0.03%	76,906	88	0.23%
Savings	85,129	22	0.05%	72,661	195	0.54%
Time deposits	18,246	23	0.26%	21,506	115	1.06%
Total interest-bearing deposits	260,804	70	0.05%	228,390	516	0.45%
Borrowed funds
Federal Home Loan Bank borrowings	1,332	3	0.42%	13,000	89	1.36%
Bank notes and senior debt	22,709	116	1.01%	29,143	295	2.00%
Subordinated debt	6,074	42	1.39%	5,935	69	2.32%
Other	4,555	24	1.07%	7,131	48	1.34%
Total borrowed funds	34,670	185	1.06%	55,209	501	1.80%
Total interest-bearing liabilities/interest expense	295,474	255	0.17%	283,599	1,017	0.71%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	122,843			84,086
Accrued expenses and other liabilities	14,508			16,712
Equity	53,600			50,477
Total liabilities and equity	$486,425			$434,874
Interest rate spread			2.23%			2.50%
Impact of noninterest-bearing sources			0.05			0.17
Net interest income/margin		$4,959	2.28%		$5,079	2.67%
(continued on following page)

100    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended June 30
	2021			2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$56,042	$226	1.61%	$52,500	$300	2.29%
Non-agency	1,142	23	7.85%	1,529	27	7.13%
Commercial mortgage-backed	6,465	41	2.49%	7,232	46	2.59%
Asset-backed	5,855	31	2.07%	5,309	35	2.60%
U.S. Treasury and government agencies	32,419	106	1.30%	15,457	69	1.77%
Other	5,107	36	3.00%	4,952	44	3.47%
Total securities available for sale	107,030	463	1.73%	86,979	521	2.39%
Securities held to maturity
Asset-backed				22		2.38%
U.S. Treasury and government agencies	802	5	2.86%	783	5	2.84%
Other	671	7	3.67%	646	7	4.27%
Total securities held to maturity	1,473	12	3.23%	1,451	12	3.47%
Total investment securities	108,503	475	1.75%	88,430	533	2.41%
Loans
Commercial and industrial	137,892	1,006	2.89%	153,595	1,098	2.83%
Commercial real estate	31,611	234	2.92%	28,707	206	2.84%
Equipment lease financing	6,332	59	3.76%	7,035	68	3.82%
Consumer	52,575	632	4.82%	56,485	683	4.86%
Residential real estate	27,197	238	3.50%	22,292	215	3.86%
Total loans	255,607	2,169	3.38%	268,114	2,270	3.37%
Interest-earning deposits with banks	78,522	22	0.11%	34,600	9	0.10%
Other interest-earning assets	8,079	50	2.46%	10,867	62	2.26%
Total interest-earning assets/interest income	450,711	2,716	2.40%	402,011	2,874	2.85%
Noninterest-earning assets	53,718			55,302
Total assets	$504,429			$457,313
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$64,990	$4	0.03%	$61,346	$23	0.15%
Demand	99,091	7	0.03%	82,881	16	0.08%
Savings	87,307	10	0.05%	75,345	57	0.31%
Time deposits	18,048	9	0.20%	21,873	45	0.80%
Total interest-bearing deposits	269,436	30	0.05%	241,445	141	0.23%
Borrowed funds
Federal Home Loan Bank borrowings	265		0.35%	12,559	31	1.00%
Bank notes and senior debt	22,620	56	0.98%	28,298	112	1.56%
Subordinated debt	6,218	21	1.35%	5,937	29	1.91%
Other	5,046	13	0.97%	6,435	15	0.92%
Total borrowed funds	34,149	90	1.04%	53,229	187	1.39%
Total interest-bearing liabilities/interest expense	303,585	120	0.16%	294,674	328	0.44%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	132,283			93,776
Accrued expenses and other liabilities	14,755			16,989
Equity	53,806			51,874
Total liabilities and equity	$504,429			$457,313
Interest rate spread			2.24%			2.41%
Impact of noninterest-bearing sources			0.05			0.11
Net interest income/margin		$2,596	2.29%		$2,546	2.52%
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
(b)Loan fees for the three months ended June 30, 2021 and June 30, 2020 were $42 million and $35 million, respectively. Loan fees for the six months ended June 30, 2021 and June 30, 2020 were $97 million and $79 million, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 101

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income (GAAP)	$4,929	$5,038	$2,581	$2,527
Taxable-equivalent adjustments	30	41	15	19
Net interest income (Non-GAAP)	$4,959	$5,079	$2,596	$2,546
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

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2020 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LIHTC	Low income housing tax credit
ALLL	Allowance for loan and lease losses	LLC	Limited liability company
AOCI	Accumulated other comprehensive income	LTV	Loan-to-value ratio
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BBVA	BBVA USA Bancshares, Inc.	NAICS	North American Industry Classification System
BBVA, S.A.	Banco Bilbao Vizcaya Argentaria, S.A.	NSFR	Net Stable Funding Ratio
BBVA USA	BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.	OCC	Office of the Comptroller of the Currency
BHC	Bank holding company	OCI	Other comprehensive income
bps	Basis points	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief and Economic Security Act	OTC	Over-the-counter
CCAR	Comprehensive Capital Analysis and Review	PCD	Purchased credit deteriorated
CECL	Current expected credit losses	PD	Probability of default
CET1	Common equity tier 1	PPP	Paycheck Protection Program
CFPB	Consumer Financial Protection Bureau	RAC	PNC’s Reserve Adequacy Committee
CRA	Community Reinvestment Act	ROAP	Removal of account provisions
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FHLMC	Federal Home Loan Mortgage Corporation	SCB	Stress capital buffer
FICO	Fair Isaac Corporation (credit score)	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SLR	Supplementary leverage ratio
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
HQLA	High quality, unencumbered liquid assets	U.S.	United States of America
ISDA	International Swaps and Derivatives Association	VA	Department of Veterans Affairs
LCR	Liquidity Coverage Ratio	VaR	Value-at-risk
LGD	Loss given default	VIE	Variable interest entity
LIBOR	London Interbank Offered Rate

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.

102    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in our 2020 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2021 are included in the following table.

2021 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	5	$178.98		75,109
May 1 - 31				75,109
June 1 - 30				75,109
Total	5	$178.98
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
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic. We continued the suspension through the second quarter of 2021, with the exception of employee benefit-related purchases in the third quarter of 2020, consistent with extension of the Federal Reserves's special capital distribution restrictions. During the second quarter of 2021, PNC announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 103

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
2.1.2	Amendment No. 1 to the Purchase Agreement*

10.35	2021 Form of Performance Share Units Award Agreement

10.36	2021 Form of Restricted Share Units Award Agreement

10.37	2021 Form of Restricted Share Units Award Agreement – Senior Leader Program

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of the omitted schedules and similar attachments on a supplemental basis to the Securities and Exchange Commission or its staff, if requested.
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
104    The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 105

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 6, 2021 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

106    The PNC Financial Services Group, Inc. – Form 10-Q