Form 10-Q
period 2021-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2021-11-03
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Yes  ☐  No  ☒
As of October 15, 2021, there were 422,640,807 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2021 Form 10-Q

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

See page 104 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Financial Results (a)
Revenue
Net interest income	$2,856	$2,484	$7,785	$7,522
Noninterest income	2,341	1,797	6,299	5,171
Total revenue	5,197	4,281	14,084	12,693
Provision for (recapture of) credit losses	(203)	52	(452)	3,429
Noninterest expense	3,587	2,531	9,211	7,589
Income from continuing operations before income taxes and noncontrolling interests	$1,813	$1,698	$5,325	$1,675
Income taxes from continuing operations	323	166	906	128
Net income from continuing operations	$1,490	$1,532	$4,419	$1,547
Income from discontinued operations before taxes				$5,777
Income taxes from discontinued operations				1,222
Net income from discontinued operations				$4,555
Net income	$1,490	$1,532	$4,419	$6,102
Less:
Net income attributable to noncontrolling interests	16	13	38	27
Preferred stock dividends (b)	57	63	162	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	$1,416	$1,455	$4,216	$5,891
Per Common Share
Basic earnings from continuing operations	$3.31	$3.40	$9.84	$3.11
Basic earnings from discontinued operations				10.61
Total basic earnings	$3.31	$3.40	$9.84	$13.73
Diluted earnings from continuing operations	$3.30	$3.39	$9.83	$3.11
Diluted earnings from discontinued operations				10.59
Total diluted earnings	$3.30	$3.39	$9.83	$13.70
Cash dividends declared per common share	$1.25	$1.15	$3.65	$3.45
Effective tax rate from continuing operations (c)	17.8%	9.8%	17.0%	7.6%
Performance Ratios
Net interest margin (d)	2.27%	2.39%	2.28%	2.57%
Noninterest income to total revenue	45%	42%	45%	41%
Efficiency	69%	59%	65%	60%
Return on:
Average common shareholders’ equity	10.95%	11.76%	11.17%	16.57%
Average assets	1.06%	1.32%	1.16%	1.83%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)Dividends are payable quarterly other than Series R and Series S preferred stock, which are payable semiannually. On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share. Beginning on December 15, dividends will be paid on the Series T on a quarterly basis (March 15, June 15, September 15 and December 15 of each year).
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
The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Unaudited	September 30 2021	December 31 2020	September 30 2020
Balance Sheet Data (dollars in millions, except per share data)
Assets	$553,515	$466,679	$461,817
Loans	$290,230	$241,928	$249,279
Allowance for loan and lease losses	$5,355	$5,361	$5,751
Interest-earning deposits with banks (b)	$75,478	$85,173	$70,959
Investment securities	$125,606	$88,799	$91,185
Loans held for sale	$2,121	$1,597	$1,787
Equity investments	$7,737	$6,052	$4,938
Mortgage servicing rights	$1,833	$1,242	$1,113
Goodwill	$10,885	$9,233	$9,233
Other assets	$36,137	$30,999	$32,445
Noninterest-bearing deposits	$156,305	$112,637	$107,281
Interest-bearing deposits	$292,597	$252,708	$247,798
Total deposits	$448,902	$365,345	$355,079
Borrowed funds	$33,471	$37,195	$42,110
Allowance for unfunded lending related commitments	$646	$584	$689
Total shareholders’ equity	$56,259	$54,010	$53,276
Common shareholders’ equity	$51,250	$50,493	$49,760
Accumulated other comprehensive income	$1,079	$2,770	$2,997
Book value per common share	$121.16	$119.11	$117.44
Period-end common shares outstanding (in millions)	423	424	424
Loans to deposits	65%	66%	70%
Common shareholders’ equity to total assets	9.3%	10.8%	10.8%
Client Assets (in billions)
Discretionary client assets under management	$183	$170	$158
Nondiscretionary client assets under administration	170	154	142
Total client assets under administration	353	324	300
Brokerage account client assets	81	59	55
Total client assets	$434	$383	$355
Basel III Capital Ratios (c) (d)
Common equity Tier 1	10.3%	12.2%	11.7%
Common equity Tier 1 fully implemented (e)	10.0%	11.8%	11.3%
Tier 1 risk-based	11.6%	13.2%	12.8%
Total capital risk-based (f)	13.6%	15.6%	15.2%
Leverage	8.2%	9.5%	9.4%
Supplementary leverage	7.0%	9.9%	9.5%
Asset Quality
Nonperforming loans to total loans	0.87%	0.94%	0.84%
Nonperforming assets to total loans, OREO and foreclosed assets	0.88%	0.97%	0.86%
Nonperforming assets to total assets	0.46%	0.50%	0.47%
Net charge-offs to average loans (for the three months ended) (annualized)	0.11%	0.37%	0.24%
Allowance for loan and lease losses to total loans	1.85%	2.22%	2.31%
Allowance for credit losses to total loans (g)	2.07%	2.46%	2.58%
Allowance for loan and lease losses to nonperforming loans	212%	235%	276%
Accruing loans past due 90 days or more (in millions)	$492	$509	$448
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.
(b)Amounts include balances held with the Federal Reserve Bank of $75.1 billion, $84.9 billion and $70.6 billion as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.
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
2    The PNC Financial Services Group, Inc. – Form 10-Q

EXECUTIVE SUMMARY
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S.

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

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA USA Bancshares Inc. (BBVA), a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. PNC paid $11.5 billion in cash as consideration for the acquisition.

On October 8, 2021, BBVA USA merged into PNC Bank. As of October 12, 2021, PNC has converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. PNC’s third quarter results reflect the full quarter benefit of BBVA’s acquired business operations. Our results for the first nine months of 2021 reflect the benefit of BBVA's acquired business operations for the period since the acquisition closed on June 1, 2021. PNC’s balance sheet at September 30, 2021 includes BBVA’s balances. See the Recent Regulatory Developments portion of this Report for more detail on the approval and merger process.

For additional information on the acquisition of BBVA, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

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

Income Statement Highlights

Net income from continuing operations of $1.5 billion for the third quarter of 2021 decreased $42.0 million compared to the third quarter of 2020. Earnings were $3.30 per diluted common share for the third quarter of 2021 compared to $3.39 per diluted common share for the third quarter of 2020. Other than the impact of the BBVA acquisition, the decrease was primarily due to a lower effective tax rate in the third quarter of 2020 as a result of tax credit benefits and the favorable resolution of certain tax matters.

The PNC Financial Services Group, Inc. – Form 10-Q 3

•For the three months ended September 30, 2021 compared to the same period in 2020:
•Total revenue increased $916 million, or 21%, to $5.2 billion.
•Net interest income of $2.9 billion increased $372 million, or 15%, primarily due to the benefit of BBVA.
•Net interest margin decreased 12 basis points to 2.27% reflecting lower securities yields.
•Noninterest income increased $544 million, or 30%, to $2.3 billion, primarily due to record merger and acquisition advisory fees and the benefit of BBVA.
•Provision recapture was $203 million for the third quarter of 2021 driven by continued improvements in credit quality and changes in portfolio composition. Provision for credit losses was $52 million for the third quarter of 2020.
•Noninterest expense increased $1.1 billion, or 42%, to $3.6 billion, due to BBVA operating expenses, integration expenses and increased business and marketing activity.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2021 and December 31, 2020. In comparison to December 31, 2020, changes in our balance sheet were primarily driven by the BBVA acquisition.
•Total assets increased $86.8 billion, or 19%, to $553.5 billion.
•Total loans increased $48.3 billion, or 20%, to $290.2 billion.
•Total commercial loans increased $28.0 billion, or 17%, to $195.2 billion driven by BBVA loans, partially offset by PPP loan forgiveness.
•At September 30, 2021, PNC had $6.8 billion of PPP loans. PPP loans outstanding at December 31, 2020 were $12.0 billion.
•Total consumer loans increased $20.3 billion, or 27%, to $95.0 billion driven by loans from BBVA and increased originations of PNC legacy residential mortgages, partially offset by declines in PNC legacy home equity and auto loan portfolios.
•Investment securities increased $36.8 billion, or 41%, to $125.6 billion, resulting from increased purchase activity and securities from BBVA.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $9.7 billion to $75.5 billion, and included the payment for the purchase of BBVA.
•Total deposits increased $83.6 billion, or 23%, to $448.9 billion, reflecting deposits from BBVA and growth in PNC legacy commercial and consumer liquidity.
•Borrowed funds decreased $3.7 billion, or 10%, to $33.5 billion, due to lower FHLB borrowings reflecting the use of liquidity from deposit growth, partially offset by borrowed funds from BBVA.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Third quarter 2021 credit quality performance reflected the acquisition of BBVA, continued improvements in credit quality and changes in portfolio composition.
•At September 30, 2021 compared to December 31, 2020:
•Nonperforming assets of $2.6 billion, increased $222 million, or 9%, due to nonperforming assets from BBVA, partially offset by lower PNC legacy nonperforming assets reflecting improved credit performance.
•Overall loan delinquencies of $1.4 billion increased $33 million, or 2%, as lower PNC legacy consumer and commercial delinquencies were more than offset by delinquencies from the BBVA acquisition.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $6.0 billion at September 30, 2021, an increase of $0.1 billion since December 31, 2020. The increase was primarily attributable to the addition of reserves related to the BBVA acquisition, partially offset by continued improvements in credit quality and macroeconomic factors along with changes in portfolio composition.
•Net charge-offs were $81 million, or 0.11% of average loans on an annualized basis in the third quarter of 2021 compared to $155 million, or 0.24%, for the same quarter of 2020.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained our strong capital and liquidity positions.
•Our CET1 ratio decreased to 10.3% at September 30, 2021 from 12.2% at December 31, 2020, primarily due to the BBVA acquisition.
4    The PNC Financial Services Group, Inc. – Form 10-Q

•Capital was impacted by our election of a five-year transition period for CECL’s estimated impact on CET1         capital. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at transition. The estimated CECL impact is added to CET1 capital through December 31, 2021, then phased-out over the following three years.
•Common shareholders' equity increased to $51.3 billion at September 30, 2021, compared to $50.5 billion at December 31, 2020.
•In the third quarter, we returned $0.9 billion of capital to shareholders through dividends on common shares of $0.5 billion and $0.4 billion of common share repurchases representing 2.1 million shares. Repurchases were made under the share repurchase programs of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.
•On October 1, 2021, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.25 per share payable on November 5, 2021.

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
•The Delta COVID-19 variant and supply chain difficulties have been drags on economic growth in the second half of 2021, although the economy continues to expand. Growth will pick up at the end of 2021 as the impact of the Delta variant fades and supply chains normalize and will remain solid into 2022. Employment in September 2021 was still down by almost 5 million from before the pandemic; PNC expects employment to return to its pre-pandemic level in mid-2022.
•Compared to the spring of 2020 (when prices were falling), inflation accelerated in mid-2021 due to strong demand in specific segments and supply chain disruptions. Inflation has started to slow on a month-over-month basis but will remain elevated in the near term.
•PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25% until late 2022.

For the fourth quarter of 2021, compared to the third quarter of 2021 where appropriate, we expect:
•Average loans, excluding PPP loans, up modestly,
•Net interest income to be up modestly,
•Fee income to be down approximately 3% to 5%,
•Other noninterest income, excluding net securities gains and Visa activity, to be between $375 million and $425 million,
•Noninterest expense, excluding integration expense, to be down 3% to 5%, and
•Net loan charge-offs to be between $100 million and $150 million.

Additionally, we are on track to realize $900 million in net expense savings of our forecast of BBVA’s 2022 expense base. We also expect to incur merger and integration costs of approximately $980 million, inclusive of the write-off of certain technology and other assets. During the fourth quarter, we expect to incur the majority of the remaining merger and integration costs of $450 million.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income from continuing operations of $1.5 billion for the third quarter of 2021 decreased $42.0 million compared to the third quarter of 2020. Earnings were $3.30 per diluted common share for the third quarter of 2021 compared to $3.39 per diluted common share for the third quarter of 2020. Other than the impact of the BBVA acquisition, the decrease in the quarterly comparison was
The PNC Financial Services Group, Inc. – Form 10-Q 5

primarily due to a lower effective tax rate in the third quarter of 2020 as a result of tax credit benefits and the favorable resolution of certain tax matters.

For the first nine months of 2021, net income from continuing operations was $4.4 billion, or $9.83 per diluted common share, compared to $1.5 billion, or $3.11 per diluted common share, for the first nine months of 2020. The year-to-date comparison reflects a lower provision for credit losses in 2021 due to continued improvements in credit quality and macroeconomic factors and higher noninterest income driven by the benefit of BBVA, partially offset by expenses related to the BBVA acquisition and increased business activity.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	2021			2020
Three months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$120,586	1.54%	$465	$90,502	2.18%	$496
Loans	291,326	3.32%	2,454	253,092	3.32%	2,127
Interest-earning deposits with banks	80,274	0.16%	31	60,327	0.10%	15
Other	9,113	2.03%	47	9,752	2.23%	55
Total interest-earning assets/interest income	$501,299	2.36%	2,997	$413,673	2.57%	2,693
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$298,471	0.04%	29	$248,551	0.12%	74
Borrowed funds	34,352	1.03%	90	43,344	1.06%	118
Total interest-bearing liabilities/interest expense	$332,823	0.14%	119	$291,895	0.26%	192
Net interest margin/income (non-GAAP)		2.27%	2,878		2.39%	2,501
Taxable-equivalent adjustments			(22)			(17)
Net interest income (GAAP)			$2,856			$2,484

	2021			2020
Nine months ended September 30 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$105,287	1.73%	$1,366	$87,795	2.45%	$1,617
Loans	261,884	3.36%	6,629	254,919	3.58%	6,893
Interest-earning deposits with banks	81,383	0.12%	74	37,582	0.28%	80
Other	8,345	2.27%	142	10,028	2.64%	199
Total interest-earning assets/interest income	$456,899	2.38%	8,211	$390,324	2.98%	8,789
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$273,498	0.05%	99	$235,160	0.34%	590
Borrowed funds	34,562	1.05%	275	51,225	1.59%	619
Total interest-bearing liabilities/interest expense	$308,060	0.16%	374	$286,385	0.56%	1,209
Net interest margin/income (non-GAAP)		2.28%	7,837		2.57%	7,580
Taxable-equivalent adjustments			(52)			(58)
Net interest income (GAAP)			$7,785			$7,522
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

6    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income increased $372 million, or 15%, for the third quarter of 2021, and increased $263 million, or 3%, for the first nine months of 2021 compared to the same periods in 2020. The increase in both comparisons was primarily due to the benefit of BBVA interest-earning asset balances and lower deposit rates, partially offset by lower yields on securities.

Net interest margin in the quarterly and year-to-date comparisons decreased 12 basis points and 29 basis points, respectively. The decrease in both comparisons was largely due to lower yields on securities. The decrease in the year-to-date comparison also reflected higher balances held at the Federal Reserve Bank and lower yields on loans, partially offset by lower rates paid on deposits and borrowings.

Average investment securities increased $30.1 billion, or 33%, and $17.5 billion, or 20%, in the quarterly and year-to-date comparisons, respectively. Both comparisons increased primarily due to the acquisition of BBVA. The increase in the quarterly comparison was also attributable to increased purchase activity. Average investment securities represented 24% of average interest-earning assets for the third quarter of 2021 and 23% for the first nine months of 2021, compared to 22% for both periods in 2020.

Average loans increased $38.2 billion, or 15%, and $7.0 billion, or 3%, in the quarterly and year-to-date comparisons, respectively. The increase in both comparisons was primarily a result of the BBVA acquisition. In the year-to-date comparison, the increase was partially offset by lower utilization of loan commitments by commercial customers and lower consumer loans. Average loans represented 58% of average interest-earning assets for the third quarter of 2021 and 57% for the nine months ended September 30, 2021, compared to 61% and 65% for the same periods in 2020.

Average interest-earning deposits with banks increased $19.9 billion and $43.8 billion in the respective quarterly and year-to-date comparisons, as average balances held with the Federal Reserve Bank increased due to higher liquidity from deposit growth.

Average interest-bearing deposits grew $49.9 billion, or 20%, and $38.3 billion, or 16% in the respective quarterly and year-to-date comparisons due to overall growth in commercial and consumer liquidity, including deposits from BBVA. In total, average interest-bearing deposits increased to 90% and 89% of average interest-bearing liabilities for the three and nine months ended September 30, 2021, compared to 85% and 82% for the same periods in 2020.

Average borrowed funds decreased $9.0 billion, or 21%, compared with the third quarter of 2020 and $16.7 billion, or 33%, compared with the first nine months of 2020 primarily due to a decline in FHLB borrowings reflecting the use of liquidity from deposit growth.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2021	2020	$	%	2021	2020	$	%
Noninterest income
Asset management	$248	$215	$33	15%	$713	$615	$98	16%
Consumer services	496	390	106	27%	1,337	1,097	240	22%
Corporate services	842	479	363	76%	2,085	1,517	568	37%
Residential mortgage	147	137	10	7%	355	505	(150)	(30)%
Service charges on deposits	159	119	40	34%	409	366	43	12%
Other	449	457	(8)	(2)%	1,400	1,071	329	31%
Total noninterest income	$2,341	$1,797	$544	30%	$6,299	$5,171	$1,128	22%

Noninterest income as a percentage of total revenue was 45% for the third quarter and first nine months of 2021, compared to 42% and 41% for the same periods in 2020.

Asset management revenue increased in the quarterly and year-to-date comparisons due to the impact of higher average equity markets and the benefit of the BBVA acquisition. PNC's discretionary client assets under management increased to $183 billion at September 30, 2021 from $158 billion at September 30, 2020, primarily driven by higher spot equity markets and the BBVA acquisition.

Consumer services revenue increased in the quarterly and year-to-date comparisons reflecting the addition of BBVA customers and the impacts of higher consumer spending on debit cards, merchant services revenues, credit card fees and growth in brokerage fees primarily due to higher average equity markets.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Corporate services revenue increased in the quarterly and year-to-date comparisons primarily due to higher merger and acquisition advisory fees, treasury management product revenue and equity capital markets advisory fees. The year-to-date comparison also benefited from higher revenue from commercial mortgage servicing activities.

Residential Mortgage revenue increased in the quarterly comparison primarily due to higher loan sales revenue and higher mortgage servicing rights valuation, net of economic hedge. The decrease in the year-to-date comparison was primarily a result of lower servicing fee revenue primarily due to higher payoffs and lower mortgage servicing rights valuation, net of economic hedge.

Service charges on deposits increased in the quarterly and year-to-date comparisons primarily due to the addition of BBVA customers, partially offset by the impact of Low Cash ModeSM on overdraft revenue.

Other noninterest income decreased in the quarterly comparison due to a negative Visa Class B derivative fair value adjustment primarily related to the extension of anticipated litigation resolution timing, partially offset by higher private equity revenue. In the year-to-date comparison, the increase was primarily driven by higher private equity revenue and the addition of BBVA, partially offset by a larger negative Visa Class B derivative fair value adjustment.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended September 30				Nine months ended September 30
			Change				Change
Dollars in millions	2021	2020	$	%	2021	2020	$	%
Noninterest expense
Personnel	$1,986	$1,410	$576	41%	$5,103	$4,152	$951	23%
Occupancy	248	205	43	21%	680	611	69	11%
Equipment	355	292	63	22%	974	880	94	11%
Marketing	103	67	36	54%	222	172	50	29%
Other	895	557	338	61%	2,232	1,774	458	26%
Total noninterest expense	$3,587	$2,531	$1,056	42%	$9,211	$7,589	$1,622	21%

The increase in noninterest expense in the quarterly and year-to-date comparisons reflected BBVA operating and integration expenses as well as increased business and marketing activity.

Effective Income Tax Rate

The effective income tax rate from continuing operations was 17.8% in the third quarter of 2021 compared to 9.8% in the third quarter of 2020, and 17.0% in the first nine months of 2021 compared to 7.6% in the same period of 2020. The increase in both comparisons was due to overall lower pre-tax income, tax benefits and the favorable resolution of certain tax matters in 2020.

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended September 30			Nine months ended September 30
			Change			Change
Dollars in millions	2021	2020	$	2021	2020	$
Provision for (recapture of) credit losses
Loans and leases	$(229)	$(23)	$(206)	$(525)	$3,149	$(3,674)
Unfunded lending related commitments	1	27	(26)	16	192	(176)
Investment securities	25	39	(14)	51	69	(18)
Other financial assets		9	(9)	6	19	(13)
Total provision for (recapture of) credit losses	$(203)	$52	$(255)	$(452)	$3,429	$(3,881)

The provision recapture for the third quarter of 2021 reflected continued improvements in credit quality and changes in portfolio composition.

Net Income from Discontinued Operations

For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements of this Report.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2021	2020	$	%
Assets
Interest-earning deposits with banks	$75,478	$85,173	$(9,695)	(11)%
Loans held for sale	2,121	1,597	524	33%
Investment securities	125,606	88,799	36,807	41%
Loans	290,230	241,928	48,302	20%
Allowance for loan and lease losses	(5,355)	(5,361)	6	—
Mortgage servicing rights	1,833	1,242	591	48%
Goodwill	10,885	9,233	1,652	18%
Other	52,717	44,068	8,649	20%
Total assets	$553,515	$466,679	$86,836	19%
Liabilities
Deposits	$448,902	$365,345	$83,557	23%
Borrowed funds	33,471	37,195	(3,724)	(10)%
Allowance for unfunded lending related commitments	646	584	62	11%
Other	14,199	9,514	4,685	49%
Total liabilities	497,218	412,638	84,580	20%
Equity
Total shareholders’ equity	56,259	54,010	2,249	4%
Noncontrolling interests	38	31	7	23%
Total equity	56,297	54,041	2,256	4%
Total liabilities and equity	$553,515	$466,679	$86,836	19%

Our balance sheet was strong and well positioned at September 30, 2021 and December 31, 2020.
•Total asset growth reflected the addition of loans and investment securities from the BBVA acquisition, partially offset by a decrease in interest-earning deposits with banks.
•Total liabilities increased primarily due to deposit growth reflecting higher commercial and consumer deposits driven by the acquisition of BBVA, partially offset by lower borrowed funds.
•Total equity increased as net income and the issuance of preferred stock was partially offset by lower AOCI, reflecting the impact of higher rates on net unrealized securities gains, dividends and share repurchases.

The ACL related to loans totaled $6.0 billion at September 30, 2021, an increase of $0.1 billion since December 31, 2020. The increase was primarily attributable to the addition of reserves related to the BBVA acquisition, partially offset by continued improvements in credit quality and macroeconomic factors along with changes in portfolio composition. See the following for additional information regarding our ACL related to loans:
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
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	September 30	December 31	Change
Dollars in millions	2021	2020	$	%
Commercial
Commercial and industrial	$152,735	$132,073	$20,662	16%
Commercial real estate	36,195	28,716	7,479	26%
Equipment lease financing	6,257	6,414	(157)	(2)%
Total commercial	195,187	167,203	27,984	17%
Consumer
Residential real estate	38,214	22,560	15,654	69%
Home Equity	24,479	24,088	391	2%
Automobile	17,265	14,218	3,047	21%
Credit card	6,466	6,215	251	4%
Education	2,653	2,946	(293)	(10)%
Other consumer	5,966	4,698	1,268	27%
Total consumer	95,043	74,725	20,318	27%
Total loans	$290,230	$241,928	$48,302	20%

Commercial loans increased driven by BBVA loans, partially offset by PPP loan forgiveness. At September 30, 2021, PNC had $6.8 billion of PPP loans outstanding. PPP loans outstanding at December 31, 2020 were $12.0 billion.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans increased primarily due to the addition of BBVA loans and increased originations of PNC legacy residential mortgages, partially offset by declines in the remaining PNC legacy portfolios as paydowns outpaced new originations.

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

Investment Securities

Investment securities of $125.6 billion at September 30, 2021 increased $36.8 billion, or 41%, compared to December 31, 2020, resulting from increased purchase activity and the BBVA acquisition.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the LCR and other internal and external guidelines and constraints.
Table 8: Investment Securities

	September 30, 2021		December 31, 2020		Ratings as of September 30, 2021 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$41,437	$41,860	$20,616	$21,631	100%
Agency residential mortgage-backed	64,412	65,185	47,355	48,911	100%
Non-agency residential mortgage-backed	1,003	1,242	1,272	1,501	8%		2%	49%	41%
Agency commercial mortgage-backed	2,008	2,060	2,571	2,688	100%
Non-agency commercial mortgage-backed (c)	3,637	3,671	3,678	3,689	85%	1%	2%		12%
Asset-backed (d)	5,999	6,067	5,060	5,150	95%	1%		4%
Other (e)	5,392	5,625	5,061	5,393	54%	26%	15%		5%
Total investment securities (f)	$123,888	$125,710	$85,613	$88,963	96%	1%	1%	1%	1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
10    The PNC Financial Services Group, Inc. – Form 10-Q

(b)Amortized cost is presented net of applicable allowance for investment securities of $133 million and $82 million at September 30, 2021 and December 31, 2020, in accordance with the adoption of the CECL accounting standard.
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

The duration of investment securities was 3.8 years at September 30, 2021. We estimate that at September 30, 2021 the effective duration of investment securities was 4 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.4 years at September 30, 2021 compared to 3.4 years at December 31, 2020.

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2021	Years
Agency residential mortgage-backed	4.6
Non-agency residential mortgage-backed	6.8
Agency commercial mortgage-backed	5.0
Non-agency commercial mortgage-backed	2.1
Asset-backed	2.8

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 11 Fair Value in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

Funding Sources
Table 10: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2021	2020	$	%
Deposits
Noninterest-bearing	$156,305	$112,637	$43,668	39%
Interest-bearing
Money market	79,829	59,737	20,092	34%
Demand	103,569	92,294	11,275	12%
Savings	90,288	80,985	9,303	11%
Time deposits	18,911	19,692	(781)	(4)%
Total interest-bearing deposits	292,597	252,708	39,889	16%
Total deposits	448,902	365,345	83,557	23%
Borrowed funds
Federal Home Loan Bank borrowings		3,500	(3,500)	(100)%
Bank notes and senior debt	22,993	24,271	(1,278)	(5)%
Subordinated debt	7,074	6,403	671	10%
Other	3,404	3,021	383	13%
Total borrowed funds	33,471	37,195	(3,724)	(10)%
Total funding sources	$482,373	$402,540	$79,833	20%

Total deposits increased reflecting deposits from BBVA and growth in PNC legacy commercial and consumer liquidity.

Borrowed funds decreased due to lower FHLB borrowings, bank notes and senior debt reflecting the use of liquidity from deposit growth, which more than offset borrowed funds from BBVA.

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
Shareholders’ Equity

Total shareholders’ equity was $56.3 billion at September 30, 2021, an increase of $2.3 billion compared to December 31, 2020. The increase primarily resulted from net income of $4.4 billion and a preferred stock issuance of $1.5 billion, partially offset by lower AOCI of $1.7 billion reflecting the impact of higher rates on net unrealized securities gains, common and preferred stock dividends of $1.7 billion and common share repurchases of $0.4 billion.
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

Our business segment results for the first nine months of 2021 reflect the benefit of BBVA’s business operations for the period since the acquisition closed on June 1, 2021. Period end information presented includes BBVA's balances at September 30, 2021. Until the conversion of bank systems and branches as of October 12, 2021, PNC Bank and BBVA customers were served through their respective PNC Bank and BBVA USA branches, websites and mobile apps, financial advisors and relationship managers. Following conversion, there will be changes in the segmentation of BBVA USA customers as we continue to integrate data to PNC applications, finalize the review of customer relationships and better align customers with PNC’s products and services. These changes will be reflected in fourth quarter reporting. See Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional information on the acquisition of BBVA.

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
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 82 in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

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

Table 11: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$4,572	$4,229	$343	8%
Noninterest income	2,022	2,046	(24)	(1)%
Total revenue	6,594	6,275	319	5%
Provision for (recapture of) credit losses	(156)	1,049	(1,205)	*
Noninterest expense	5,042	4,537	505	11%
Pretax earnings	1,708	689	1,019	148%
Income taxes	396	161	235	146%
Noncontrolling interest	26	20	6	30%
Earnings	$1,286	$508	$778	153%
Average Balance Sheet
Loans held for sale	$1,296	$769	$527	69%
Loans
Consumer
Residential real estate	$23,323	$18,215	$5,108	28%
Home equity	22,324	22,723	(399)	(2)%
Automobile	15,398	16,449	(1,051)	(6)%
Credit card	6,070	6,767	(697)	(10)%
Education	2,820	3,226	(406)	(13)%
Other consumer	2,326	2,417	(91)	(4)%
Total consumer	72,261	69,797	2,464	4%
Commercial	14,819	12,298	2,521	20%
Total loans	$87,080	$82,095	$4,985	6%
Total assets	$103,820	$98,764	$5,056	5%
Deposits
Noninterest-bearing demand	$55,107	$38,390	$16,717	44%
Interest-bearing demand	58,700	46,501	12,199	26%
Money market	31,639	23,210	8,429	36%
Savings	78,907	67,000	11,907	18%
Certificates of deposit	10,321	11,579	(1,258)	(11)%
Total deposits	$234,674	$186,680	$47,994	26%
Performance Ratios
Return on average assets	1.66%	0.69%
Noninterest income to total revenue	31%	33%
Efficiency	76%	72%
The PNC Financial Services Group, Inc. – Form 10-Q 13

At or for nine months ended September 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Supplemental Noninterest Income Information
Consumer services	$1,273	$1,058	$215	20%
Residential mortgage	$355	$505	$(150)	(30)%
Service charges on deposits	$406	$364	$42	12%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$139	$119	$20	17%
Serviced portfolio acquisitions	$42	$21	$21	100%
MSR asset value (b)	$1.1	$0.6	$0.5	83%
MSR capitalization value (in basis points) (b)	81	50	31	62%
Servicing income: (in millions)
Servicing fees, net (c)	$20	$105	$(85)	(81)%
Mortgage servicing rights valuation, net of economic hedge	$62	$138	$(76)	(55)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$18.2	$11.4	$6.8	60%
Loan sale margin percentage	2.95%	3.51%
Percentage of originations represented by:
Purchase volume (d)	45%	38%
Refinance volume	55%	62%
Other Information (b)
Customer-related statistics (average) (e)
Non-teller deposit transactions (f)	66%	63%
Digital consumer customers (g)	80%	73%
Credit-related statistics
Nonperforming assets	$1,220	$1,077	$143	13%
Net charge-offs - loans and leases	$269	$433	$(164)	(38)%
Other statistics
ATMs	9,572	9,058	514	6%
Branches (h)	2,712	2,207	505	23%
Brokerage account client assets (in billions) (i)	$76	$55	$21	38%
*- Not Meaningful
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the nine months ended.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments, and loans that were paid down or paid off during the period.
(d)Mortgages with borrowers as part of residential real estate purchase transactions.
(e)Represents PNC legacy only, statistics will include BBVA activity in the fourth quarter reporting following the conversion of bank systems and branches.
(f)Percentage of total consumer and business banking deposit transactions processed at an ATM or through our mobile banking application.
(g)Represents consumer checking relationships that process the majority of their transactions through non-teller channels.
(h)Excludes stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(i)Includes cash and money market balances.

Retail Banking earnings for the first nine months of 2021 increased $778 million compared with the same period in 2020 driven by a provision recapture and higher net interest income, partially offset by higher noninterest expense. Results for the first nine months of 2021 reflect the benefit of BBVA's business operations since the acquisition closed on June 1, 2021.

Net interest income increased primarily due to growth in average deposit and loan balances, reflecting the BBVA acquisition, along with wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income decreased due to a larger negative derivative Visa Class B fair value adjustment related to the extension of litigation timing in the first nine months of 2021, along with declines in residential mortgage revenue, driven by lower servicing fees primarily due to higher payoffs and lower revenue from residential mortgage servicing rights valuation, net of economic hedge. The decrease in noninterest income was partially offset by the BBVA acquisition, increased consumer services revenue driven by debit card and brokerage fees, as well as higher service charges on deposits.

Provision recapture in the first nine months of 2021 was driven by improvements in credit quality and macroeconomic factors along with changes in portfolio composition, partially offset by the additional provision for credit losses related to the BBVA acquisition.

14    The PNC Financial Services Group, Inc. – Form 10-Q

Noninterest expense increased primarily as a result of the impact of BBVA operating expenses, increased marketing activity and non-credit losses due to additions to litigation reserves.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first nine months of 2021, average total deposits increased compared to the same period in 2020 primarily driven by growth in demand and savings deposits which benefited from the impact of continued government stimulus payments.

Retail Banking average total loans increased in the first nine months of 2021 compared with the same period in 2020 due to the impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in their loan portfolio.
•Average residential real estate loans increased due to originations outpacing paydowns.
•Average commercial loans increased primarily due to PPP loans.
•Average auto loan balances declined due to impacts of the pandemic on the auto industry and proactive credit tightening.
•Average credit card balances decreased due to changes in customer behavior resulting in higher balance paydowns driven by government stimulus payments combined with credit tightening actions taken as a result of the pandemic.
•Average education loans decreased driven by a continued decline in the runoff portfolio of government guaranteed education loans.
•Average home equity loans decreased as paydowns and payoffs exceeded new originated volume.
•Average other consumer loans declined driven by lower originations due to the pandemic and the effects of government stimulus and credit tightening.

Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network as we expand into new markets. In 2018, we began offering our digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and services, beyond deposits and withdrawals. In 2020, we expanded into three new markets, Boston, Houston and Nashville and opened seventeen new solution centers. In the first nine months of 2021 we opened ten new solution centers and expanded into two new markets, Denver and Phoenix. In total, we have thirty-two open solution centers within the markets of Boston, Dallas/Fort Worth, Denver, Houston, Kansas City, Nashville and Phoenix. We also offer digital unsecured installment and small business loans in the expansion markets. As a result of the BBVA acquisition, we have become a coast-to-coast Retail Bank and added over 600 branches across seven states to our network.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In April 2021, we announced our Low Cash ModeSM Virtual Wallet® feature which gives all Virtual Wallet® customers the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts, and controls to choose whether to return certain debits rather than the bank making the decision. Through the end of September, we have successfully rolled out Low Cash ModeSM to 3.8 million PNC legacy Virtual Wallet® customers and have delivered over 10 million Low Cash ModeSM alerts.

Upon conversion, BBVA customers became eligible for the full suite of PNC products and services, including Low Cash ModeSM. Our full year 2021 guidance includes the impact of fee reductions on both PNC legacy and the conversion of BBVA customers.
See the Executive Summary section in this Financial Review for additional information on our business outlook.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result have closed 112 branches in the first nine months of 2021, consistent with our plan.
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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions	2021	2020	$	%
Income Statement
Net interest income	$3,343	$3,055	$288	9%
Noninterest income	2,730	2,143	587	27%
Total revenue	6,073	5,198	875	17%
Provision for (recapture of) credit losses	(277)	2,254	(2,531)	*
Noninterest expense	2,504	2,055	449	22%
Pretax earnings	3,846	889	2,957	333%
Income taxes	846	201	645	321%
Noncontrolling interest	10	6	4	67%
Earnings	$2,990	$682	$2,308	338%
Average Balance Sheet
Loans held for sale	$598	$669	$(71)	(11)%
Loans
Commercial
Commercial and industrial	$123,505	$127,149	$(3,644)	(3)%
Commercial real estate	30,919	27,070	3,849	14%
Equipment lease financing	6,321	6,957	(636)	(9)%
Total commercial	160,745	161,176	(431)	—
Consumer	14	9	5	56%
Total loans	$160,759	$161,185	$(426)	—
Total assets	$184,964	$185,001	$(37)	—
Deposits
Noninterest-bearing demand	$76,105	$50,104	$26,001	52%
Interest-bearing demand	30,718	26,182	4,536	17%
Money market	33,706	34,373	(667)	(2)%
Other	7,723	8,789	(1,066)	(12)%
Total deposits	$148,252	$119,448	$28,804	24%
Performance Ratios
Return on average assets	2.16%	0.49%
Noninterest income to total revenue	45%	41%
Efficiency	41%	40%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,609	$1,412	$197	14%
Capital Markets (b)	$1,412	$1,077	$335	31%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$103	$117	$(14)	(12)%
Commercial mortgage loan servicing income (d)	244	212	32	15%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	64	58	6	10%
Total	$411	$387	$24	6%
MSR asset value (f)	$703	$515	$188	37%
Average loans by C&IB business
Corporate Banking	$78,975	$83,762	$(4,787)	(6)%
Real Estate	42,313	40,030	2,283	6%
Business Credit	23,367	23,009	358	2%
Commercial Banking	12,435	10,093	2,342	23%
Other	3,669	4,291	(622)	(14)%
Total average loans	$160,759	$161,185	$(426)	—
Credit-related statistics
Nonperforming assets (f)	$1,061	$832	$229	28%
Net charge-offs - loans and leases	$290	$181	$109	60%
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
(f)As of September 30.

Corporate & Institutional Banking earnings in the first nine months of 2021 increased $2.3 billion compared with the same period in 2020 driven by a provision recapture and higher total revenue, partially offset by higher noninterest expense. Results for the first nine months of 2021 reflect the benefit of BBVA's business operations since the acquisition closed on June 1, 2021.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of loans and higher average deposit balances, reflecting the BBVA acquisition, partially offset by narrower interest rate spreads on the value of deposits.

Growth in noninterest income in the comparison reflected broad-based increases, including the benefit of BBVA, in capital markets-related revenue, treasury management product revenue and revenue from commercial mortgage banking activities.

Provision recapture in the first nine months of 2021 was driven by improvements in credit quality and macroeconomic factors along with changes in portfolio composition, partially offset by the additional provision for credit losses related to the BBVA acquisition.

Noninterest expense increased in the comparison largely due to higher variable costs associated with increased business activity and the BBVA acquisition.

Average loans decreased compared with the nine months ended September 30, 2020 due to declines in Corporate Banking, partially offset by increases in Commercial Banking, Real Estate and Business Credit:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business declined reflecting lower average utilization of loan commitments, partially offset by loans from BBVA and new production.
•Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by loans from BBVA and PPP loan originations.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA, partially offset by lower commercial mortgage and multifamily agency warehouse lending.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by marketable collateral. Average loans for this business increased primarily driven by new production and loans from BBVA, partially offset by lower average utilization of loan commitments.

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

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We executed on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, the BBVA acquisition accelerated our expansion efforts across the Southwest; however this has not changed our strategy regarding our de novo expansion efforts. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

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
The PNC Financial Services Group, Inc. – Form 10-Q 17

Other Information section in Table 12 includes the consolidated revenue to PNC for these services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central America and South America. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first nine months of 2020, treasury management revenue increased due to higher deposit balances and higher noninterest income, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was mostly driven by higher merger and acquisition advisory fees as well as higher equity capital market advisory fees, partially offset by lower customer-related derivative fees.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage servicing income, partially offset by lower revenue from commercial mortgage loans held for sale.

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

Table 13: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$346	$266	$80	30%
Noninterest income	729	629	100	16%
Total revenue	1,075	895	180	20%
Provision for credit losses	8	23	(15)	(65)%
Noninterest expense	676	647	29	4%
Pretax earnings	391	225	166	74%
Income taxes	91	52	39	75%
Earnings	$300	$173	$127	73%
Average Balance Sheet
Loans
Consumer
Residential real estate	$4,608	$2,667	$1,941	73%
Other consumer	4,249	4,031	218	5%
Total consumer	8,857	6,698	2,159	32%
Commercial	1,629	849	780	92%
Total loans	$10,486	$7,547	$2,939	39%
Total assets	$11,124	$8,041	$3,083	38%
Deposits
Noninterest-bearing demand	$2,884	$1,528	$1,356	89%
Interest-bearing demand	9,597	7,566	2,031	27%
Money market	3,610	1,616	1,994	123%
Savings	7,755	7,279	476	7%
Other	628	707	(79)	(11)%
Total deposits	$24,474	$18,696	$5,778	31%
Performance Ratios
Return on average assets	3.61%	2.88%
Noninterest income to total revenue	68%	70%
Efficiency	63%	72%
Supplemental Noninterest Income Information
Asset management fees	$713	$615	$98	16%
Brokerage fees	6		6	*
Total	$719	$615	$104	17%
Other Information
Nonperforming assets (a)	$80	$39	$41	105%
Net charge-offs - loans and leases	$1		$1	*
Brokerage account client assets (in billions) (a)	$5		$5	*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$183	$158	$25	16%
Nondiscretionary client assets under administration	170	142	28	20%
Total	$353	$300	$53	18%
Discretionary client assets under management
Personal	$117	$99	$18	18%
Institutional	66	59	7	12%
Total	$183	$158	$25	16%
* - Not meaningful
(a)As of September 30.
(b)Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – Form 10-Q 19

Asset Management Group earnings in the first nine months of 2021 increased $127 million compared with the same period in 2020 driven by higher revenue and lower provision for credit losses. Results for the first nine months of 2021 reflect the benefit of BBVA's business operations since the acquisition closed in June 2021.

Net interest income increased due to growth in average loan and deposit balances, reflecting the BBVA acquisition and wider interest rate spreads on loans. This was partially offset by narrower interest rate spreads on deposits.

The increase in noninterest income was primarily attributable to increases in the average equity markets and the benefit of BBVA.

Noninterest expense increased due to the impact of BBVA operations, partially offset by intangible asset amortization run-off.

Provision for credit losses in the first nine months of 2021 was driven by the additional provision for credit losses related to the BBVA acquisition, partially offset by improvements in credit quality and macroeconomic factors.

Discretionary client assets under management increased in comparison to the prior year primarily due to the higher equity markets as of September 30, 2021.

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to wealthy individuals and institutions by proactively delivering value-added ideas, solutions and exceptional service.

With the inclusion of BBVA, PNC Private Bank has approximately 100 offices operating in eight out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches. The business provides customized investments, planning, trust and estate administration and private banking solutions to affluent individuals and ultra-affluent families.

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

Upon closing of the acquisition of BBVA, the PNC Enterprise Risk Management Framework applied to the legal entities acquired from BBVA S.A., including BBVA USA. Prior to closing, PNC’s Independent Risk Management group evaluated and updated the frameworks, policies and procedures of the acquired BBVA entities as necessary. The updates were made to align the acquired BBVA entities with PNC’s risk appetite and connected the elements of their respective risk governance and reporting into PNC’s existing enterprise risk framework. Connecting the existing BBVA risk governance and reporting framework into PNC’s existing enterprise risk framework allowed separate risk profiles, governance, and reporting for PNC Bank and the acquired BBVA entities during the period from acquisition through conversion, while also providing the ability to consolidate into one enterprise risk profile that was communicated through the established risk governance and reporting for PNC. Upon the merger of BBVA USA into PNC Bank, completed on October 8, 2021, the updated BBVA risk governance and reporting framework is no longer applicable as all acquired BBVA entities are under PNC’s framework.

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

20    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Portfolio Characteristics and Analysis
Table 14: Details of Loans
In billions
We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in Item 1 of this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 53% and 55% of our total loan portfolio at September 30, 2021 and December 31, 2020, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 15: Commercial and Industrial Loans by Industry

	September 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$22,760	15%	$20,712	16%
Retail/wholesale trade	22,238	15	20,218	15
Service providers	20,969	14	19,419	15
Financial services	18,022	12	14,909	11
Real estate related (a)	14,809	10	13,369	10
Health care	10,567	7	8,987	7
Transportation and warehousing	7,318	5	7,095	5
Other industries	36,052	22	27,364	21
Total commercial and industrial loans	$152,735	100%	$132,073	100%
(a)    Represents loans to customers in the real estate and construction industries.

The PNC Financial Services Group, Inc. – Form 10-Q 21

The increase in commercial and industrial loans compared to December 31, 2020 primarily reflects the acquisition of BBVA. Amounts also include $6.8 billion of PPP loans outstanding at September 30, 2021. PPP loans outstanding at December 31, 2020 totaled $12.0 billion. For additional information on PPP lending, see the COVID-19 Relief section within Item I of our 2020 Form 10-K.

See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $20.9 billion related to commercial mortgages, $8.4 billion of real estate project loans and $6.9 billion of intermediate term financing loans as of September 30, 2021. Comparable amounts as of December 31, 2020 were $17.3 billion, $6.3 billion and $5.1 billion, respectively.
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
The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,953	16%	$4,458	16%
Texas	4,052	11	2,031	7
Florida	3,497	10	2,991	10
Virginia	1,798	5	1,586	6
Maryland	1,683	5	1,770	6
Pennsylvania	1,556	4	1,425	5
Ohio	1,262	3	1,247	4
Colorado	1,237	3	584	2
Illinois	1,182	3	900	3
Arizona	1,141	3	636	2
Other	12,834	37	11,088	39
Total commercial real estate loans	$36,195	100%	$28,716	100%
Property Type
Multifamily	$12,148	34%	$9,617	33%
Office	9,959	28	7,691	27
Retail	3,759	10	3,490	12
Industrial/warehouse	2,832	8	1,999	7
Seniors housing	2,403	7	1,417	5
Hotel/motel	2,355	7	1,954	7
Mixed use	756	2	835	3
Other	1,983	4	1,713	6
Total commercial real estate loans	$36,195	100%	$28,716	100%
(a)    Presented in descending order based on loan balances at September 30, 2021.

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
22    The PNC Financial Services Group, Inc. – Form 10-Q

•Real estate related
•Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants
•Hotel: full service, limited service, extended stay
•Seniors housing: assisted living, independent living

As of September 30, 2021, our outstanding loan balances in these industries totaled $21.2 billion, or approximately 7% of our total loan portfolio, while additional unfunded loan commitments totaled $13.3 billion. We continue to carefully monitor and manage these loans, and while we have not yet experienced material charge-offs in these industries, we believe uncertainty relative to the timing and level of long-term recovery remains high.
In our non-real estate related category we have $12.3 billion in loans outstanding, $1.7 billion of which are funded through the PPP and guaranteed by the SBA. Nonperforming loans in these industries totaled $0.2 billion, or 2% of total loans outstanding in the non-real estate related category, while criticized assets totaled $1.8 billion at September 30, 2021 with the greatest stress seen in the leisure recreation and leisure travel sectors.

Within the real estate related category we have $8.9 billion in loans outstanding, which includes real estate projects of $6.6 billion and unsecured real estate of $2.3 billion. Nonperforming loans in these industries totaled $0.2 billion at September 30, 2021, or 2% of total loans outstanding in the commercial real estate related category. In this category, while loan performance has not materially deteriorated, these industries continue to face headwinds that have resulted in a slower recovery compared with the pace of the overall economy.

Oil and Gas Loan Portfolio
As of September 30, 2021, our outstanding loans in the oil and gas sector totaled $3.9 billion, or 1% of total loans. This portfolio comprised approximately $1.4 billion in the midstream and downstream sectors, $1.0 billion of oil services companies and $1.5 billion related to exploration and production companies. Of the oil services category, approximately $0.3 billion is not asset-based or investment grade. Nonperforming loans in the oil and gas sector as of September 30, 2021 totaled $0.2 billion, or 5% of total loans outstanding in this sector. Additional unfunded loan commitments for the oil and gas portfolio totaled $10.1 billion at September 30, 2021.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2021 and December 31, 2020.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents our residential real estate loans by geography:

Table 17: Residential Real Estate Loans by Geography

	September 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$13,930	36%	$7,828	35%
Texas	4,524	12	409	2
Florida	3,089	8	1,620	7
Washington	1,657	4	1,104	5
New Jersey	1,594	4	1,635	7
Arizona	1,464	4	163	1
New York	1,184	3	1,020	5
Colorado	1,174	3	262	1
Pennsylvania	1,037	3	1,036	5
Illinois	963	3	1,039	5
Other	7,598	20	6,444	27
Total residential real estate loans	$38,214	100%	$22,560	100%
(a)    Presented in descending order based on loan balances at September 30, 2021.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $29.9 billion at September 30, 2021 with 43% located in California. Comparable amounts at December 31, 2020 were $17.9 billion and 41%, respectively.

Home Equity
Home equity loans comprised $15.3 billion of primarily variable-rate home equity lines of credit and $9.2 billion of closed-end home equity installment loans at September 30, 2021. Comparable amounts were $12.6 billion and $11.5 billion as of December 31, 2020, respectively.

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

Newly originated loans over the last twelve months had a weighted-average LTV on originations of 66% and a weighted-average FICO score of 782.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our home equity loans by geography and lien type:

Table 18: Home Equity Loans by Geography and by Lien Type

	September 30, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,169	21%	$5,602	23%
New Jersey	3,151	13	3,462	14
Ohio	2,459	10	2,753	11
Florida	1,703	7	1,536	6
Michigan	1,271	5	1,398	6
Maryland	1,216	5	1,332	6
Illinois	1,200	5	1,411	6
Texas	1,026	4	7
North Carolina	937	4	1,043	4
Kentucky	800	3	922	4
Other	5,547	23	4,622	20
Total home equity loans	$24,479	100%	$24,088	100%
Lien type
1st lien		61%		63%
2nd lien		39		37
Total		100%		100%
(a)    Presented in descending order based on loan balances at September 30, 2021.

Automobile
Auto loans comprised $16.0 billion in the indirect auto portfolio and $1.3 billion in the direct auto portfolio as of September 30, 2021. Comparable amounts as of December 31, 2020 were $12.7 billion and $1.5 billion, respectively. The indirect auto portfolio pertains to loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Key Statistics

	September 30, 2021	December 31, 2020
Weighted-average loan origination FICO score (a)
Indirect auto	793	784
Direct auto	774	768
Weighted-average term of loan originations - in months (a)
Indirect auto	72	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended September 30, 2021 and December 31, 2020, respectively, using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. The portfolio balance was composed of 53% new vehicle loans and 47% used vehicle loans at September 30, 2021. Comparable amounts at December 31, 2020 were 56% and 44%, respectively.

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
The PNC Financial Services Group, Inc. – Form 10-Q 25

nonperforming loans. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type (a)

	September 30, 2021	December 31, 2020	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,204	$923	$281	30%
Consumer (b)	1,324	1,363	(39)	(3)%
Total nonperforming loans	2,528	2,286	242	11%
OREO and foreclosed assets	31	51	(20)	(39)%
Total nonperforming assets	$2,559	$2,337	$222	9%
TDRs included in nonperforming loans	$798	$902	$(104)	(12)%
Percentage of total nonperforming loans	32%	39%
Nonperforming loans to total loans	0.87%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.88%	0.97%
Nonperforming assets to total assets	0.46%	0.50%
Allowance for loan and lease losses to nonperforming loans	212%	235%
(a)Includes $715 million of nonperforming assets at September 30, 2021, $666 million in the commercial portfolio, $41 million in the consumer portfolio and $8 million of OREO and foreclosed assets, attributable to BBVA.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.

Increases in nonperforming assets from December 31, 2020 primarily reflects the impact of BBVA, partially offset by improved credit performance throughout 2021.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2021 and 2020:

Table 21: Change in Nonperforming Assets

In millions	2021	2020
January 1	$2,337	$1,752
New nonperforming assets	821	1,361
Acquired nonperforming assets (a)	880
Charge-offs and valuation adjustments	(202)	(324)
Principal activity, including paydowns and payoffs	(783)	(418)
Asset sales and transfers to loans held for sale	(131)	(68)
Returned to performing status	(363)	(151)
September 30	$2,559	$2,152
(a)Represents the June 30, 2021 balance of nonperforming assets attributable to BBVA. Changes in this acquired portfolio for the three months ended September 30, 2021 are reflected in the appropriate category based on activity.

As of September 30, 2021, approximately 99% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 44% of total residential real estate nonperforming loans while home equity TDRs comprised 38% of home equity nonperforming loans at September 30, 2021. Comparable amounts at December 31, 2020 were 47% and 41%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.

26    The PNC Financial Services Group, Inc. – Form 10-Q

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

Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the September 30, 2021 and December 31, 2020 delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance. See the COVID-19 Relief section in Item 1 of our 2020 Form 10-K for more information on the CARES Act and the related interagency guidance.
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30 2021 (b)	December 31 2020	Change		September 30 2021	December 31 2020
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$659	$620	$39	6%	0.23%	0.26%
Accruing loans past due 60 to 89 days	245	234	11	5%	0.08%	0.10%
Total early stage loan delinquencies	904	854	50	6%	0.31%	0.35%
Late stage loan delinquencies
Accruing loans past due 90 days or more	492	509	(17)	(3)%	0.17%	0.21%
Total accruing loans past due	$1,396	$1,363	$33	2%	0.48%	0.56%
(a)Past due loan amounts include government insured or guaranteed loans of $0.5 billion and $0.6 billion at September 30, 2021 and December 31, 2020, respectively.
(b)Amounts as of September 30, 2021 include $300 million of early stage loan delinquencies and $72 million of late stage loan delinquencies attributable to BBVA.

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
The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table provides a summary of troubled debt restructurings at September 30, 2021 and December 31, 2020, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	September 30 2021	December 31 2020	Change
Dollars in millions			$	%
Commercial	$486	$528	$(42)	(8)%
Consumer	970	1,116	(146)	(13)%
Total TDRs	$1,456	$1,644	$(188)	(11)%
Nonperforming	$798	$902	$(104)	(12)%
Accruing (b)	658	742	(84)	(11)%
Total TDRs	$1,456	$1,644	$(188)	(11)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 32% of total nonperforming loans and 55% of total TDRs at September 30, 2021. Comparable amounts at December 31, 2020 were 39% and 55%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements included in Item 1 of this Report for additional information on TDRs.

Loan Modifications
During the first nine months of 2021, PNC continued to provide relief to our customers from the economic impacts of COVID-19 through a variety of solutions, including additional grants and extensions of loan and lease modifications under our hardship relief programs. We continued to see a reduction in the number of customers in active assistance from the peak in the summer of 2020, which led to additional declines in loans under modification that present credit risk to PNC at September 30, 2021.

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section of this Financial Review for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective as of September 30, 2021.

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

The following table provides a summary of consumer accounts in active assistance under hardship relief programs that were on our balance sheet at September 30, 2021. Excluded from Table 24 are government insured or guaranteed loans totaling $284 million in each of the Residential real estate and Education loan classes. These loans present minimal credit risk to PNC. Loans in active hardship assistance programs offered by BBVA prior to acquisition were $59 million at September 30, 2021 and are excluded from Table 24.
28    The PNC Financial Services Group, Inc. – Form 10-Q

Table 24: Consumer Loans in Active Hardship Relief Programs (a) (b)

As of September 30, 2021 - Dollars in millions	Number of Accounts	Unpaid Principal Balance	% of Loan Class (c)	% Making Payment in Last Payment Cycle
Consumer
Residential real estate	1,334	$234	0.6%	36.5%
Home equity	665	46	0.2%	82.8%
Automobile	2,556	57	0.3%	74.3%
Credit card	6,519	41	0.6%	71.6%
Education	2,449	37	1.4%	55.9%
Other consumer	553	7	0.1%	77.2%
Total consumer (d)	14,076	$422	0.4%	69.0%
(a)In cases where there have been multiple modifications on an individual loan, regardless of the number of modifications granted, each loan is counted only once in this table.
(b)Amounts include loan modifications that qualify for TDR accounting totaling $101 million.
(c)Based on total loans outstanding at September 30, 2021.
(d)Approximately 80% of these loan balances were secured by collateral at September 30, 2021.

Modifications are considered to have exited active assistance after the modification period has expired or the modification was exited. As of September 30, 2021, approximately 97% of the accruing consumer loans that have exited hardship relief program modifications offered by legacy PNC were current or less than 30 days past due.

See the Credit Risk Management section within Item 7 of our 2020 Form 10-K for information on the TDR impacts of our modification programs.

Allowance for Credit Losses
Our ACL is based on historical loss and performance experience, which is captured through PD, as well as current borrower risk characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K and the Credit Risk Management section within Item 7 of our 2020 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of September 30, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our allowance for credit losses by loan class:

Table 25: Allowance for Credit Losses by Loan Class (a)

	September 30, 2021			December 31, 2020
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$2,173	$152,735	1.42%	$2,300	$132,073	1.74%
Commercial real estate	1,312	36,195	3.62%	880	28,716	3.06%
Equipment lease financing	118	6,257	1.89%	157	6,414	2.45%
Total commercial	3,603	195,187	1.85%	3,337	167,203	2.00%
Consumer
Residential real estate	42	38,214	0.11%	28	22,560	0.12%
Home equity	167	24,479	0.68%	313	24,088	1.30%
Automobile	365	17,265	2.11%	379	14,218	2.67%
Credit card	701	6,466	10.84%	816	6,215	13.13%
Education	81	2,653	3.05%	129	2,946	4.38%
Other consumer	396	5,966	6.64%	359	4,698	7.64%
Total consumer	1,752	95,043	1.84%	2,024	74,725	2.71%
Total	5,355	$290,230	1.85%	5,361	$241,928	2.22%
Allowance for unfunded lending related commitments	646			584
Allowance for credit losses	$6,001			$5,945
Allowance for credit losses to total loans			2.07%			2.46%
Commercial			2.12%			2.29%
Consumer			1.96%			2.84%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $162 million and $109 million at September 30, 2021 and December 31, 2020, respectively.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2021
Commercial
Commercial and industrial	$350	$68	$282	0.27%
Commercial real estate	34	5	29	0.12%
Equipment lease financing	9	8	1	0.02%
Total commercial	393	81	312	0.23%
Consumer
Residential real estate	11	20	(9)	(0.04)%
Home equity	16	63	(47)	(0.26)%
Automobile	120	117	3	0.03%
Credit card	196	36	160	3.52%
Education	11	6	5	0.24%
Other consumer	130	21	109	2.77%
Total consumer	484	263	221	0.36%
Total	$877	$344	$533	0.27%
2020
Commercial
Commercial and industrial	$249	$52	$197	0.19%
Commercial real estate	1	6	(5)	(0.02)%
Equipment lease financing	19	7	12	0.23%
Total commercial	269	65	204	0.15%
Consumer
Residential real estate	4	12	(8)	(0.05)%
Home equity	31	44	(13)	(0.07)%
Automobile	210	95	115	0.93%
Credit card	228	26	202	3.98%
Education	13	6	7	0.29%
Other consumer	110	14	96	2.61%
Total consumer	596	197	399	0.68%
Total	$865	$262	$603	0.32%

Total net charge-offs decreased $70 million, or 12%, for the first nine months of 2021 compared to the same period in 2020. Commercial net charge-offs increased in the comparative primarily related to charge-offs attributable to BBVA, which were largely the result of required purchase accounting treatment for the acquisition. This increase was more than offset by declines in consumer net-charge-offs, driven primarily by decreases in automobile and credit card due to the continued favorable impact of government stimulus programs benefiting consumers, as well as the increase in automobile collateral values which has limited our losses in the auto portfolio.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. The LCR is calculated by dividing the amount of an institution’s HQLA, as calculated in accordance with the LCR rules, by its estimated, weighted net cash outflows, with net cash outflows determined by applying the assumed outflow factors in the LCR rules. The resulting quotient is expressed as a percentage. Effective January 1, 2020, PNC and PNC Bank, as Category III institutions under the Tailoring Rules, were subject to a reduced LCR requirement, with each company's net outflows reduced by 15%,
The PNC Financial Services Group, Inc. – Form 10-Q 31

thereby reducing the amount of HQLA each institution must hold to meet the LCR minimum requirement. The minimum LCR that PNC and PNC Bank are required to maintain continues to be 100%. PNC and PNC Bank calculate the LCR daily, and as of September 30, 2021, the LCR for PNC and PNC Bank exceeded the requirement of 100%.

Due to certain transition provisions in the LCR rules, BBVA USA was not subject to the LCR on a standalone basis prior to the merger into PNC Bank as the merger was completed prior to the effective date for BBVA USA’s LCR compliance in 2022.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation and Recent Regulatory Developments section of Item 1 Business and Item 1A Risk Factors of our 2020 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $448.9 billion at September 30, 2021 from $365.3 billion at December 31, 2020, driven by growth in both noninterest-bearing and interest-bearing deposits primarily due to the BBVA acquisition. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At September 30, 2021, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $87.0 billion and securities available for sale totaling $124.1 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $25.2 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $0.1 billion of securities held to maturity were also pledged as collateral for these purposes.

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
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2021
January 1	$30.7
Issuances	1.7
Calls and maturities	(3.9)
Other	(0.7)
Impact from BBVA acquisition	2.2
September 30	$30.0
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2021, PNC Bank had $15.9 billion of notes outstanding under this program of which $10.9 billion were senior bank notes and $5.0 billion were subordinated bank notes.

At September 30, 2021, BBVA USA had $2.1 billion of notes outstanding, of which $1.3 billion were senior bank notes and $0.8 billion were subordinated banks notes.

See Note 16 Subsequent Events for details on the $750 million bank note redemption announced on October 29, 2021.

PNC Bank maintains additional secured borrowing capacity with the FHLB and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2021, our unused secured borrowing capacity at the FHLB and the Federal Reserve Bank totaled $95.3 billion.

32    The PNC Financial Services Group, Inc. – Form 10-Q

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2021, there were no issuances outstanding under this program.

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

At September 30, 2021, available parent company liquidity totaled $6.0 billion. Parent company liquidity is primarily held in intercompany cash. Investments with longer durations may also be acquired, and if so, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $3.1 billion at September 30, 2021. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2020 Form 10-K for further discussion of these limitations. Due to the net earnings restrictions on dividend distributions under Alabama law, BBVA USA was not permitted to pay dividends any time between the BBVA acquisition on June 1, 2021 and the bank merger on October 8, 2021 without regulatory approval.

See Note 16 Subsequent Events for details on PNC Bank's return of capital of $3.0 billion to the parent company.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. The parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2021, there were no commercial paper issuances outstanding.

On August 4, 2021, PNC redeemed all of the outstanding senior notes due September 3, 2021 issued by PNC in the amount of $500 million. The securities had a distribution rate of 3.250%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

On August 13, 2021, the parent company issued $700 million of senior notes with a maturity date of August 13, 2026. Interest is payable semi-annually in arrears at a fixed rate of 1.15% per annum, on August 13 and February 13 of each year, beginning on February 13, 2022.

Parent company senior and subordinated debt outstanding totaled $11.4 billion and $10.6 billion at September 30, 2021 and December 31, 2020, respectively.

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
The PNC Financial Services Group, Inc. – Form 10-Q 33

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
The following table presents credit ratings for PNC and PNC Bank as of September 30, 2021:
Table 28: Credit Ratings for PNC and PNC Bank

September 30, 2021
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

On July 12, 2021, Moody’s downgraded PNC Bank’s long-term deposit rating from Aa2 to Aa3. The rating action was driven by a change in Moody’s rating methodology and no impact to PNC or its businesses is expected as a result of this downgrade. PNC Bank’s senior unsecured and subordinated debt ratings were affirmed at A2 and A3, respectively. At the same time, the Moody’s rating outlook on PNC Bank’s long-term deposit, senior unsecured debt and issuer ratings were raised from negative to stable. The credit rating agencies have withdrawn ratings on BBVA USA as the entity no longer exists.
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

On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.

In the third quarter of 2021, we returned capital to shareholders through dividends on common shares of $0.5 billion and $0.4 billion of common share repurchases, representing 2.1 million shares. Repurchases were made under the share repurchase programs of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.

On October 1, 2021, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.25 per share payable on November 5, 2021.
34    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Basel III Capital

	September 30, 2021
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$630	$630
Retained earnings	50,598	49,541
Goodwill, net of associated deferred tax liabilities	(10,673)	(10,673)
Other disallowed intangibles, net of deferred tax liabilities	(469)	(469)
Other adjustments/(deductions)	(48)	(53)
Common equity Tier 1 capital	40,038	38,976
Additional Tier 1 capital
Preferred stock plus related surplus	5,009	5,009
Tier 1 capital	45,047	43,985
Additional Tier 2 capital
Qualifying subordinated debt	3,724	3,724
Trust preferred capital securities	20
Eligible credit reserves includable in Tier 2 capital	4,191	4,838
Total Basel III capital	$52,982	$52,547
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$389,911	$389,887
Average quarterly adjusted total assets	$547,840	$546,777
Supplementary leverage exposure (d)	$643,732	$643,727
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	10.3%	10.0%
Tier 1	11.6%	11.3%
Total (f)	13.6%	13.5%
Leverage (g)	8.2%	8.0%
Supplementary leverage ratio (d)	7.0%	6.8%
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
At September 30, 2021, PNC, PNC Bank and BBVA USA were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank and BBVA USA must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

The PNC Financial Services Group, Inc. – Form 10-Q 35

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2021 capital levels were aligned with them.

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
Sensitivity results and market interest rate benchmarks for the third quarter of 2021 and 2020 follow:

Table 30: Interest Sensitivity Analysis

	Third Quarter 2021 (a)	Third Quarter 2020
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	4.5%	4.3%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	11.3%	10.9%
Key Period-End Interest Rates
One-month LIBOR	0.08%	0.15%
Three-month LIBOR	0.13%	0.23%
Three-year swap	0.65%	0.24%
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
Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2021
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	1.6%	1.0%	(2.2)%
Second year sensitivity	6.7%	5.0%	(7.3)%

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
Table 32: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2021 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

In order to address LIBOR cessation and the associated risks, PNC has established a cross-functional governance structure to oversee the overall strategy for the transition from LIBOR and mitigate risks associated with the transition. A LIBOR impact and risk assessment has been performed, which identified the associated risks across products, systems, models, and processes. PNC also established an enterprise-level program, which is actively monitoring PNC’s overall firm-wide exposure to LIBOR and using these results to plan transitional strategies and track progress versus these goals. Program workstreams were formed by Line of Business to ensure accountability and alignment with the appropriate operational, technology, and customer-facing stakeholders, while establishing a centralized Program Management Office to ensure consistency in execution and communication. Project plans and established milestones have been developed and have continued to evolve and be refined in line with industry developments and internal decisions and progress. PNC is also involved in industry discussions, preparing milestones for readiness and assessing progress against those milestones, along with developing and delivering on internal and external LIBOR cessation communication plans.

Key efforts in 2020 and the first nine months of 2021 included:
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
The PNC Financial Services Group, Inc. – Form 10-Q 37

Group, which has held a series of workshops to assess how a credit-sensitive rate or add-on to SOFR might be constructed and discuss associated implementation issues.

In late 2020, PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR in line with Fannie Mae and Freddie Mac requirements. In the second quarter of 2021, PNC began offering nonconforming adjustable rate mortgages using SOFR and private student loans using Prime. Alternative rates including, but not limited to, the Bloomberg Short-Term Bank Yield Index and SOFR are currently being offered to our corporate and commercial customers. LIBOR will cease to be offered for new loans by year end 2021. PNC has provided regular updates to Federal Reserve, OCC and Federal Deposit Insurance Corporation examination staff regarding its LIBOR cessation and transition plans.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. VaR is calculated for each of the portfolios that comprise our customer-related trading activities of which the majority are covered positions as defined by the Market Risk Rule. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2020 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer-related trading revenue was $278 million for the nine months ended September 30, 2021, compared to $293 million for the same period in 2020. The decrease was primarily due to lower interest rate derivative client sales revenues partially offset by improved foreign exchange client sales revenues. For the quarterly period, customer-related trading revenue was $99 million for the third quarter of 2021, compared to $108 million in 2020. The decrease was primarily due to changes in the credit valuation for customer-related derivatives activities partially offset by improved foreign exchange client revenues.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	September 30 2021 (a)	December 31 2020	Change
Dollars in millions			$	%
Tax credit investments	$3,723	$2,870	$853	30%
Private equity and other	4,014	3,182	832	26%
Total	$7,737	$6,052	$1,685	28%
(a)Includes $0.7 billion of investments from BBVA, of which $0.6 billion are tax credit investments and $0.1 billion are private equity and other.

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.0 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2020 Form 10-K has further information on Tax Credit Investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.7 billion and $1.5 billion at September 30, 2021 and December 31, 2020,
38    The PNC Financial Services Group, Inc. – Form 10-Q

respectively. As of September 30, 2021, $1.5 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of our 2020 Form 10-K for discussion of the potential impacts of the Volcker Rule provisions of Dodd-Frank on our interests in and other relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the September 30, 2021 per share closing price of $222.75 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was not significant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2020 Form 10-K for additional information regarding our Visa shares and related agreements. The estimated value does not represent fair value of the Visa B common shares given the share’s limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $44 million for the nine months ended September 30, 2021 and were not significant for the nine months ended September 30, 2020.

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

RECENT REGULATORY DEVELOPMENTS

BBVA USA Merger
On October 8, 2021 and following regulatory approval from the Federal Reserve and the OCC, PNC consummated the merger of its U.S. state member bank subsidiary, BBVA USA, Birmingham, Alabama, with and into PNC Bank, with PNC Bank remaining as the surviving bank. The regulatory approval process also included approvals from the banking departments of the states of Alabama and Texas. With completion of the merger and conversion of BBVA USA branches to PNC Bank branches, PNC Bank has added branches in Texas, Alabama, Arizona, California, Florida, Colorado and New Mexico. The merger of the two banks did not affect PNC or PNC Bank’s classification as Category III institutions for purposes of federal bank regulations.

Other Developments
In September 2021, the OCC issued a notice of proposed rulemaking to rescind its June 2020 CRA rule. The OCC's June 2020 rule made significant changes to the OCC’s regulations implementing the CRA for national banks, like PNC Bank, and replaced the previous CRA rule jointly issued with the Federal Reserve and the FDIC (1995 rule). The June 2020 rule would have required significant changes to PNC Bank’s CRA framework. The OCC is proposing to replace its June 2020 rule, including provisions of the rule that were effective October 1, 2020, with rules largely based on the 1995 rule subject to a transition for certain aspects of the June 2020 rule. The proposal would facilitate the OCC’s ongoing work with the Federal Reserve and the FDIC to modernize the regulations implementing the CRA and create consistent rules for all insured depository institutions. Comments on the proposal are due October 29, 2021.

In September 2021, the CFPB issued a notice of proposed rulemaking to implement the small business lending data collection requirements set forth in section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report to the CFPB data regarding certain small business credit applications. Under the proposal, financial institutions that meet small business credit transaction thresholds, like PNC Bank, would be required to collect and report
The PNC Financial Services Group, Inc. – Form 10-Q 39

significant amounts of data regarding applications for small business credit, including on the race, sex and ethnicity of the principal owners of the business, among other requirements. The CFPB has proposed that any final rule, when issued, would be effective 90 days after publication in the Federal Register, with compliance mandated 18 months after publication. Comments on the proposal are due January 6, 2022.

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

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss and performance experience, which is captured through PD, as well as current borrower characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions, to interpret these factors to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology limitations. The major drivers of ACL estimates include, but are not limited to:
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

The scenarios used for the period ended September 30, 2021 reflect an improved near-term economic outlook compared to the scenarios used for the period ended December 31, 2020. The overall improvement in the comparison was driven largely by
40    The PNC Financial Services Group, Inc. – Form 10-Q

improvements in both the outlook for consumer spending and the labor market, along with the impact from continued vaccine distribution, while also considering the lingering effects of COVID-19 that slowed the momentum of economic recovery in recent months, as the Delta variant continued to drive increased COVID-19 cases throughout the U.S. and abroad.

We used a number of economic variables in our scenarios, with the most significant drivers being Real GDP and unemployment rate measures. Using the weighted-average of our four economic forecast scenarios, we estimated that:
•Real GDP grows 5.4% in 2021, ending the year 3.1% above pre-recession levels. Annual growth continues but slows to 2.9% and 1.9% in 2022 and 2023, respectively.
•Unemployment rates reflect continued recovery in the labor market in 2021, with the unemployment rate falling to 5.3% by the end of the year. Employment gains were estimated to continue through the forecast period with the unemployment rate reaching 4.8% and 4.3% by the end of 2022 and 2023, respectively.
One of the scenarios included in our weighted-average is our baseline prediction of the most likely economic outcome. This scenario includes estimated Real GDP growing to 5.8% in 2021 and ending the year 3.4% above its pre-recession peak levels, with annual growth slowing to 3.2% and 1.6% in 2022 and 2023, respectively. Unemployment rates in this most likely scenario reach 5.0% by the end of 2021, 4.3% by the end of 2022 and 3.9% by the end of 2023. See our Business Outlook and the Cautionary Statement Regarding Forward-Looking Information in this Financial Review for additional discussion on our baseline prediction of the most likely economic outcome.

Though the outlook of near-term growth is less optimistic than it was last quarter due to the emergence of the Delta COVID-19 variant and continued supply chain challenges, the economy has seen significant recovery from the onset of the pandemic. National macroeconomic indicators, forecasts and performance expectations have all steadily improved, helping to lower overall loss expectations. These improvements have been reflected in the reserve releases through the first nine months of 2021. However, for certain portions of our commercial and consumer portfolios, considerable uncertainty remains regarding lifetime losses. For commercial borrowers, there are still lingering concerns around industries that have been affected by COVID-19 related restrictions and emerging secular changes. For these industries, where unrestricted commerce has recently returned, the recovery will lag the broader economy. Where restrictions persist and/or secular changes have emerged, the impact and eventual level of recovery are less certain. For consumer borrowers, payment behavior upon expiration of government stimulus, including recently expired enhanced unemployment benefits is still difficult to predict. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these segments to ensure our reserves are adequate in the current economic environment. We believe the economic scenarios have effectively provided sufficient variation to capture probable recovery paths. Additionally, through in depth and granular analysis of COVID-19 related impacts, we have adequately addressed reserve requirements for specific populations most affected in the current environment. Through this approach, we believe the reserve levels sufficiently reflect the expectation for life of loan losses of the current portfolio.

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
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2021, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the
The PNC Financial Services Group, Inc. – Form 10-Q 41

effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2021, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded BBVA from management's reporting on internal control over financial reporting for the quarter ended September 30, 2021. We will continue to evaluate the effectiveness of internal controls over financial reporting post-integration of BBVA, including BBVA USA, with that of PNC and PNC Bank and will make changes to our internal control framework, as necessary. The acquisition of BBVA contributed $86.6 billion of assets, or 16% of our total assets, to our balance sheet at September 30, 2021. The BBVA acquisition also contributed $737 million of revenue, or 14% of total revenue, for the three months ended September 30, 2021 and $1.1 billion of revenue, or 7% of total revenue, for the nine months ended September 30, 2021.

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–The impact of the results of the 2020 U.S. elections, including on the regulatory landscape, capital markets, tax policy, infrastructure spending and social programs, and
–Commodity price volatility.
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
–The Delta COVID-19 variant and supply chain difficulties have been drags on economic growth in the second half of 2021, although the economy continues to expand. Growth will pick up at the end of 2021 as the impact of the Delta variant fades and supply chains normalize and will remain solid into 2022. Employment in September 2021 was still down by almost 5 million from before the pandemic; PNC expects employment to return to its pre-pandemic level in mid-2022.
–Compared to the spring of 2020 (when prices were falling), inflation accelerated in mid-2021 due to strong demand in specific segments and supply chain disruptions. Inflation has started to slow on a month-over-month basis but will remain elevated in the near term.
–PNC expects the FOMC to keep the fed funds rate in its current range of 0.00% to 0.25 % until late 2022.
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
The PNC Financial Services Group, Inc. – Form 10-Q 43

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
•Our acquisition of BBVA presents us with risks and uncertainties related to the integration of the acquired business into PNC including:
–The business of BBVA going forward may not perform as we project or in a manner consistent with historical performance. As a result, the anticipated benefits, including estimated cost savings, of the transaction may be significantly more difficult or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including those that are outside of our control.
–The integration of BBVA, including its U.S. banking subsidiary, BBVA USA, with that of PNC and PNC Bank may be more difficult to achieve than anticipated or have unanticipated adverse results. Our ability to integrate BBVA, including its U.S. banking subsidiary, BBVA USA, successfully may be adversely affected by the fact that this transaction results in us entering several geographic markets where we did not previously have any meaningful presence.
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
We provide greater detail regarding these as well as other factors in our 2020 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those we may discuss elsewhere in this Report or in our other filings with the SEC.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2021	2020	2021	2020
Interest Income
Loans	$2,437	$2,116	$6,593	$6,853
Investment securities	460	490	1,350	1,599
Other	78	70	216	279
Total interest income	2,975	2,676	8,159	8,731
Interest Expense
Deposits	29	74	99	590
Borrowed funds	90	118	275	619
Total interest expense	119	192	374	1,209
Net interest income	2,856	2,484	7,785	7,522
Noninterest Income
Asset management	248	215	713	615
Consumer services	496	390	1,337	1,097
Corporate services	842	479	2,085	1,517
Residential mortgage	147	137	355	505
Service charges on deposits	159	119	409	366
Other	449	457	1,400	1,071
Total noninterest income	2,341	1,797	6,299	5,171
Total revenue	5,197	4,281	14,084	12,693
Provision For (Recapture of) Credit Losses	(203)	52	(452)	3,429
Noninterest Expense
Personnel	1,986	1,410	5,103	4,152
Occupancy	248	205	680	611
Equipment	355	292	974	880
Marketing	103	67	222	172
Other	895	557	2,232	1,774
Total noninterest expense	3,587	2,531	9,211	7,589
Income from continuing operations before income taxes and noncontrolling interests	1,813	1,698	5,325	1,675
Income taxes from continuing operations	323	166	906	128
Net income from continuing operations	1,490	1,532	4,419	1,547
Income from discontinued operations before taxes				5,777
Income taxes from discontinued operations				1,222
Net income from discontinued operations				4,555
Net income	1,490	1,532	4,419	6,102
Less: Net income attributable to noncontrolling interests	16	13	38	27
Preferred stock dividends	57	63	162	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income attributable to common shareholders	$1,416	$1,455	$4,216	$5,891
Earnings Per Common Share
Basic earnings from continuing operations	$3.31	$3.40	$9.84	$3.11
Basic earnings from discontinued operations				10.61
Total basic earnings	$3.31	$3.40	$9.84	$13.73
Diluted earnings from continuing operations	$3.30	$3.39	$9.83	$3.11
Diluted earnings from discontinued operations				10.59
Total diluted earnings	$3.30	$3.39	$9.83	$13.70
Average Common Shares Outstanding
Basic	426	426	426	427
Diluted	426	426	427	428
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net income from continuing operations	$1,490	$1,532	$4,419	$1,547
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(323)	10	(1,471)	2,028
Net change in cash flow hedge derivatives	(174)	(119)	(727)	678
Pension and other postretirement benefit plan adjustments	2	2	(11)	(3)
Net change in Other	1		2	10
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	(494)	(107)	(2,207)	2,713
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	110	35	516	(630)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	(384)	(72)	(1,691)	2,083
Net income from discontinued operations				4,555
Other comprehensive income from discontinued operations, before tax and net of reclassifications into Net income				148
Income tax benefit (expense) from discontinued operations related to items of other comprehensive income				(33)
Other comprehensive income from discontinued operations, after tax and net of reclassifications into Net income				115
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(384)	(72)	(1,691)	2,198
Comprehensive income	1,106	1,460	2,728	8,300
Less: Comprehensive income attributable to noncontrolling interests	16	13	38	27
Comprehensive income attributable to PNC	$1,090	$1,447	$2,690	$8,273
See accompanying Notes To Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2021	December 31 2020
In millions, except par value
Assets
Cash and due from banks	$8,843	$7,017
Interest-earning deposits with banks	75,478	85,173
Loans held for sale (a)	2,121	1,597
Investment securities – available for sale	124,127	87,358
Investment securities – held to maturity	1,479	1,441
Loans (a)	290,230	241,928
Allowance for loan and lease losses	(5,355)	(5,361)
Net loans	284,875	236,567
Equity investments	7,737	6,052
Mortgage servicing rights	1,833	1,242
Goodwill	10,885	9,233
Other (a)	36,137	30,999
Total assets	$553,515	$466,679
Liabilities
Deposits
Noninterest-bearing	$156,305	$112,637
Interest-bearing	292,597	252,708
Total deposits	448,902	365,345
Borrowed funds
Federal Home Loan Bank borrowings		3,500
Bank notes and senior debt	22,993	24,271
Subordinated debt	7,074	6,403
Other (b)	3,404	3,021
Total borrowed funds	33,471	37,195
Allowance for unfunded lending related commitments	646	584
Accrued expenses and other liabilities	14,199	9,514
Total liabilities	497,218	412,638
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,713
Capital surplus	17,453	15,884
Retained earnings	49,541	46,848
Accumulated other comprehensive income	1,079	2,770
Common stock held in treasury at cost: 120 and 119 shares	(14,527)	(14,205)
Total shareholders’ equity	56,259	54,010
Noncontrolling interests	38	31
Total equity	56,297	54,041
Total liabilities and equity	$553,515	$466,679
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $2.0 billion, Loans held for investment of $1.6 billion and Other assets of $0.1 billion at September 30, 2021. Comparable amounts at December 31, 2020 were $1.2 billion, $1.4 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included Other borrowed funds of less than $0.1 billion at both September 30, 2021 and December 31, 2020, for which we have elected the fair value option.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2021	2020
Operating Activities
Net income	$4,419	$6,102
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(452)	3,429
Depreciation and amortization	1,215	944
Deferred income taxes	(74)	(2,505)
Net gains on sales of securities	(50)	(254)
Changes in fair value of mortgage servicing rights	(8)	774
Gain on sale of BlackRock		(5,740)
Undistributed earnings of BlackRock		(174)
Net change in
Trading securities and other short-term investments	388	1,132
Loans held for sale	(390)	(533)
Other assets	(1,504)	(2,112)
Accrued expenses and other liabilities	341	1,044
Other	(165)	617
Net cash provided (used) by operating activities	$3,720	$2,724
Investing Activities
Sales
Securities available for sale	$15,674	$12,512
Net proceeds from sale of BlackRock		14,225
Loans	1,409	1,365
Repayments/maturities
Securities available for sale	23,829	19,850
Securities held to maturity	67	52
Purchases
Securities available for sale	(57,911)	(34,242)
Securities held to maturity	(83)	(49)
Loans	(1,564)	(1,600)
Net change in
Federal funds sold and resale agreements	(119)	1,693
Interest-earning deposits with banks	23,008	(47,546)
Loans	14,001	(10,323)
Net cash paid for acquisition (a)	(10,511)
Other	(1,538)	(316)
Net cash provided (used) by investing activities	$6,262	$(44,379)
(continued on following page)
48    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Nine Months Ended September 30
	2021	2020
Financing Activities
Net change in
Noninterest-bearing deposits	$7,832	$34,479
Interest-bearing deposits	(9,826)	32,037
Federal funds purchased and repurchase agreements	91	(5,870)
Short-term Federal Home Loan Bank borrowings		(6,300)
Other borrowed funds	164	298
Sales/issuances
Federal Home Loan Bank borrowings		9,060
Bank notes and senior debt	1,692	3,487
Other borrowed funds	551	458
Preferred stock	1,485
Common and treasury stock	58	54
Repayments/maturities
Federal Home Loan Bank borrowings	(3,680)	(13,601)
Bank notes and senior debt	(3,850)	(6,647)
Other borrowed funds	(547)	(479)
Preferred stock redemption		(480)
Acquisition of treasury stock	(441)	(1,604)
Preferred stock cash dividends paid	(162)	(181)
Common stock cash dividends paid	(1,523)	(1,488)
Net cash provided (used) by financing activities	$(8,156)	$43,223
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$1,826	$1,568
Net cash provided by discontinued operations		12,244
Net cash provided (used) by continuing operations	1,826	(10,676)
Cash and due from banks and restricted cash at beginning of period	7,017	5,061
Cash and due from banks and restricted cash at end of period	$8,843	$6,629
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$8,201	$6,297
Restricted cash	642	332
Cash and due from banks and restricted cash at end of period	$8,843	$6,629
Supplemental Disclosures
Interest paid	$395	$1,071
Income taxes paid	$402	$2,762
Income taxes refunded	$68	$9
Leased assets obtained in exchange for new operating lease liabilities	$289	$71
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$677	$1,026
Transfer from trading securities to investment securities		$289
Transfer from loans to foreclosed assets	$22	$57
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
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 104 for a glossary of certain terms and acronyms used in this Report.

BUSINESS

PNC is one of the largest diversified financial services companies in the U.S. and is headquartered in Pittsburgh, Pennsylvania.

We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S.

NOTE 1 ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Our consolidated financial statements include the accounts of the parent company and its subsidiaries, most of which are wholly-owned, certain partnership interests and VIEs.

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results for the first nine months of 2021 reflect BBVA's acquired business operations for the period since the acquisition closed on June 1, 2021. Our balance sheet at September 30, 2021 includes BBVA's balances. See Note 2 Acquisition and Divestiture Activity for additional information on this acquisition.
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
 • As of September 30, 2021, we have not yet elected to apply any optional expedients for contract modifications and hedging relationships to any other financial instruments. However, we plan to elect these optional expedients in the future.

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
As of October 12, 2021, PNC has converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states, merging BBVA USA into PNC Bank.
PNC incurred merger and integration costs of $243 million and $360 million for the three and nine months ended September 30, 2021, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to personnel, technology, advisory and legal, with $49 million direct acquisition-related costs. Cumulative costs through September 30, 2021 were $367 million.
The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
Table 34: Acquisition Consideration

June 1, 2021
In millions	Fair Value
Fair value of acquisition consideration	$11,480
Assets
Cash and due from banks	$969
Interest-earning deposits with banks	13,313
Loans held for sale	463
Investment securities – available for sale	18,358
Net loans	61,439
Equity investments	723
Mortgage servicing rights	35
Core deposit intangibles and other intangible assets	399
Other	3,531
Total assets	$99,230
Liabilities
Deposits	$85,562
Borrowed funds	2,449
Accrued expenses and other liabilities	1,285
Total liabilities	$89,296
Noncontrolling interests	22
Less: Net assets	$9,912
Goodwill	$1,568

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

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table includes the fair value and unpaid principal balance of the loans from the BBVA acquisition:

Table 35: Fair Value and Unpaid Principal Balance of Loans from the BBVA Acquisition

	June 1, 2021
In millions	Unpaid Principal Balance	Fair Value
Loans
Commercial
Commercial and industrial	$29,864	$29,381
Commercial real estate	10,632	10,313
Equipment lease financing	48	48
Total commercial	40,544	39,742
Consumer
Residential real estate	12,871	12,977
Home equity	2,430	2,423
Automobile	3,916	3,910
Credit card	820	758
Other consumer	1,688	1,629
Total consumer	21,725	21,697
Total	$62,269	$61,439

Other intangible assets from the BBVA acquisition as of June 1, 2021 consisted of the following:

Table 36: Intangible Assets

In millions	Fair Value	Weighted Life (years)	Amortization Method
Residential mortgage servicing rights	$35	5.5	(a)
Core deposits	$283	10.0	Accelerated
Other	116	9.8	Straight-line
Total core deposits and other	$399
(a) Intangible asset accounted for at fair value.

The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Cash and Due from Banks and Interest-earning Deposits with Banks
The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Loans Held for Sale
Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain similar loans.

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

The following table presents financial results of BBVA included in the Consolidated Income Statement from the date of acquisition through September 30, 2021.

Table 37: BBVA Financial Results

In millions	Four months ended September 30, 2021
Net interest income	$768
Noninterest income	$285
Net income	$378

The following table presents unaudited pro forma results as if the acquisition of BBVA by PNC had occurred on January 1, 2020 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, deposits and long-term debt. Merger and integration costs of $360 million that have been incurred since January 1, 2021 are included in the pro forma results. PNC's financial results include the divestiture of BlackRock of $4.3 billion recorded in net income. Additionally, BBVA's financial results through the nine months ended September 30, 2020 included a $2.2 billion goodwill impairment charge recorded in noninterest expense. The pro forma information does not necessarily reflect the results that would have occurred had PNC acquired BBVA on January 1, 2020.
Table 38: Unaudited Pro Forma Results

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Net interest income	$2,837	$3,099	$8,812	$9,349
Noninterest income	$2,341	$2,007	$6,695	$5,832
Net income	$1,959	$1,616	$6,185	$2,467

54    The PNC Financial Services Group, Inc. – Form 10-Q

Under CECL, PNC is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. PNC initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan's purchase price. The initial ACL for PCD loans of $1.1 billion was established through an adjustment to the BBVA loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $52.1 billion and $9.4 billion at the acquisition date and unpaid principal balance of $52.0 billion and $10.3 billion, respectively. In accordance with U.S. GAAP, there was no carryover of the ACL that had been previously recorded by BBVA. Subsequent to acquisition, PNC recorded an ACL on non-PCD loans of $1.0 billion through an increase to the provision for credit losses.

Table 39: PCD Loan Activity

June 1, 2021
In millions
Principal Balance	$10,253
ACL at acquisition	(1,102)
Non-credit premium	219
Purchase price	$9,370
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

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:
Table 40: Consolidated Income Statement - Discontinued Operations

Nine months ended September 30
In millions	2020
Noninterest income	$5,777
Total revenue	5,777
Income from discontinued operations before income taxes and noncontrolling interests	5,777
Income taxes	1,222
Net income from discontinued operations	$4,555

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:
Table 41: Consolidated Statement of Cash Flows - Discontinued Operations

Nine months ended September 30
In millions	2020
Cash from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$(1,981)
Net cash provided by investing activities of discontinued operations	$14,225

The PNC Financial Services Group, Inc. – Form 10-Q 55

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 42: Investment Securities Summary

	September 30, 2021 (a)				December 31, 2020 (a)
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$40,628	$472	$(131)	$40,969	$19,821	$903	$(13)	$20,711
Residential mortgage-backed
Agency	64,412	957	(184)	65,185	47,355	1,566	(10)	48,911
Non-agency	1,003	242	(3)	1,242	1,272	243	(14)	1,501
Commercial mortgage-backed
Agency	2,008	56	(4)	2,060	2,571	119	(2)	2,688
Non-agency	3,637	48	(14)	3,671	3,678	78	(67)	3,689
Asset-backed	5,999	75	(7)	6,067	5,060	100	(10)	5,150
Other	4,722	216	(5)	4,933	4,415	293		4,708
Total securities available for sale (b)	$122,409	$2,066	$(348)	$124,127	$84,172	$3,302	$(116)	$87,358
Securities Held to Maturity
U.S. Treasury and government agencies	$809	$82		$891	$795	$125		$920
Other	670	29	$(7)	692	646	42	$(3)	685
Total securities held to maturity (c)	$1,479	$111	$(7)	$1,583	$1,441	$167	$(3)	$1,605
(a) The accrued interest associated with our available for sale portfolio totaled $284 million and $238 million at September 30, 2021 and December 31, 2020, respectively.
    These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $130 million and $79 million for securities available for sale at September 30, 2021 and December 31, 2020, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 84% and 85% of our securities held to maturity were rated AAA/AA at September 30, 2021 and December 31, 2020, respectively.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at September 30, 2021 included $2.4 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for September 30, 2020 was $0.7 billion.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date based on estimation of expected credit losses on our portfolio. As of September 30, 2021, the allowance for investment securities was $133 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The provision for credit losses on investment securities was $25 million and $51 million for the three and nine months ended September 30, 2021. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

Table 43 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at September 30, 2021 and December 31, 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2021, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

56    The PNC Financial Services Group, Inc. – Form 10-Q

Table 43: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2021
U.S. Treasury and government agencies	$(131)	$21,970			$(131)	$21,970
Residential mortgage-backed
Agency	(177)	31,410	$(7)	$1,135	(184)	32,545
Non-agency			(2)	136	(2)	136
Commercial mortgage-backed
Agency	(3)	380	(1)	61	(4)	441
Non-agency	(1)	661	(2)	489	(3)	1,150
Asset-backed	(5)	1,585	(2)	331	(7)	1,916
Other	(3)	413			(3)	413
Total securities available for sale	$(320)	$56,419	$(14)	$2,152	$(334)	$58,571
December 31, 2020
U.S. Treasury and government agencies	$(13)	$603			$(13)	$603
Residential mortgage-backed
Agency	(8)	3,152	$(2)	$82	(10)	3,234
Non-agency	(7)	119	(7)	73	(14)	192
Commercial mortgage-backed
Agency			(2)	149	(2)	149
Non-agency	(13)	972	(7)	714	(20)	1,686
Asset-backed	(1)	339	(9)	706	(10)	1,045
Total securities available for sale	$(42)	$5,185	$(27)	$1,724	$(69)	$6,909

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 44: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2021	$275	$(225)	$50	$11
2020	$256	$(2)	$254	$53

The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2021:
Table 45: Contractual Maturity of Debt Securities

September 30, 2021 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$3,326	$24,754	$10,796	$1,752	$40,628
Residential mortgage-backed
Agency	1	108	2,448	61,855	64,412
Non-agency			2	1,001	1,003
Commercial mortgage-backed
Agency	76	413	778	741	2,008
Non-agency		147	182	3,308	3,637
Asset-backed	97	2,104	711	3,087	5,999
Other	317	2,080	1,593	732	4,722
Total securities available for sale at amortized cost	$3,817	$29,606	$16,510	$72,476	$122,409
Fair value	$3,836	$29,919	$16,673	$73,699	$124,127
Weighted-average yield, GAAP basis (a)	1.29%	1.18%	1.63%	2.45%	2.00%
Securities Held to Maturity
U.S. Treasury and government agencies		$199	$321	$289	$809
Other	$126	367	115	62	670
Total securities held to maturity at amortized cost	$126	$566	$436	$351	$1,479
Fair value	$128	$590	$502	$363	$1,583
Weighted-average yield, GAAP basis (a)	3.47%	2.91%	3.91%	2.52%	3.16%
(a) Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
At September 30, 2021, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $33.1 billion and $21.6 billion and fair value of $33.8 billion and $21.6 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 46: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2021	December 31 2020
Pledged to others	$25,252	$22,841
Accepted from others:
Permitted by contract or custom to sell or repledge	$800	$683
Permitted amount repledged to others	$800	$683

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

Table 47 presents the composition and delinquency status of our loan portfolio at September 30, 2021 and December 31, 2020. Pursuant to the interagency guidance issued in April 2020 and in connection with the credit reporting rules from the CARES Act, the delinquency status of loans modified due to COVID-19 related hardships aligns with the rules set forth for banks to report delinquency status to the credit agencies. These rules require that COVID-19 related loan modifications be reported as follows:
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

As a result, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2021 and December 31, 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.
The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 47: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2021
Commercial
Commercial and industrial	$151,703	$97	$50	$56	$203		$829		$152,735
Commercial real estate	35,749	68	2	11	81		365		36,195
Equipment lease financing	6,238	5	4		9		10		6,257
Total commercial	193,690	170	56	67	293		1,204		195,187
Consumer
Residential real estate	36,504	209	80	296	585	(c)	533	$592	38,214
Home equity	23,719	45	18		63		592	105	24,479
Automobile	16,940	114	23	4	141		184		17,265
Credit card	6,337	42	27	53	122		7		6,466
Education	2,521	45	26	61	132	(c)			2,653
Other consumer	5,898	34	15	11	60		8		5,966
Total consumer	91,919	489	189	425	1,103		1,324	697	95,043
Total	$285,609	$659	$245	$492	$1,396		$2,528	$697	$290,230
Percentage of total loans	98.41%	0.23%	0.08%	0.17%	0.48%		0.87%	0.24%	100.00%
December 31, 2020
Commercial
Commercial and industrial	$131,245	$106	$26	$30	$162		$666		$132,073
Commercial real estate	28,485	6	1		7		224		28,716
Equipment lease financing	6,345	31	5		36		33		6,414
Total commercial	166,075	143	32	30	205		923		167,203
Consumer
Residential real estate	20,945	181	78	319	578	(c)	528	$509	22,560
Home equity	23,318	50	21		71		645	54	24,088
Automobile	13,863	134	34	12	180		175		14,218
Credit card	6,074	43	30	60	133		8		6,215
Education	2,785	55	29	77	161	(c)			2,946
Other consumer	4,656	14	10	11	35		7		4,698
Total consumer	71,641	477	202	479	1,158		1,363	563	74,725
Total	$237,716	$620	$234	$509	$1,363		$2,286	$563	$241,928
Percentage of total loans	98.27%	0.26%	0.10%	0.21%	0.56%		0.94%	0.23%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated valuation allowance.
(b)The accrued interest associated with our loan portfolio totaled $0.8 billion and $0.7 billion at September 30, 2021 and December 31, 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.4 billion and $0.1 billion at September 30, 2021. Comparable amounts at December 31, 2020 were $0.4 billion and $0.2 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans totaling $0.9 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively.
(f)Collateral dependent loans totaled $1.7 billion and $1.5 billion at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, we pledged $25.6 billion of commercial and other loans to the Federal Reserve Bank and $77.8 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2020 were $30.1 billion and $69.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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
The following table presents our nonperforming assets as of September 30, 2021 and December 31, 2020 , respectively:
Table 48: Nonperforming Assets

Dollars in millions	September 30 2021	December 31 2020
Nonperforming loans
Commercial	$1,204	$923
Consumer (a)	1,324	1,363
Total nonperforming loans (b)	2,528	2,286
OREO and foreclosed assets	31	51
Total nonperforming assets	$2,559	$2,337
Nonperforming loans to total loans	0.87%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.88%	0.97%
Nonperforming assets to total assets	0.46%	0.50%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $1.0 billion at September 30, 2021 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2020 was $0.8 billion.

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

Total nonperforming loans in Table 48 include TDRs of $0.8 billion and $0.9 billion at September 30, 2021 and December 31, 2020, respectively. TDRs that are performing, including consumer credit card TDR loans, are excluded from nonperforming loans and totaled $0.7 billion at both September 30, 2021 and December 31, 2020.
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
The PNC Financial Services Group, Inc. – Form 10-Q 61

The following table presents credit quality indicators for the commercial loan classes:
Table 49: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$23,953	$13,493	$12,681	$7,612	$7,144	$13,065	$66,452	$93	$144,493
Criticized	254	487	878	906	517	997	4,176	27	8,242
Total commercial and industrial	24,207	13,980	13,559	8,518	7,661	14,062	70,628	120	152,735
Commercial real estate
Pass Rated	2,704	4,531	7,545	4,956	3,006	8,375	429		31,546
Criticized	160	287	1,000	710	657	1,812	23		4,649
Total commercial real estate	2,864	4,818	8,545	5,666	3,663	10,187	452		36,195
Equipment lease financing
Pass Rated	885	1,257	1,026	777	570	1,551			6,066
Criticized	26	59	44	33	23	6			191
Total equipment lease financing	911	1,316	1,070	810	593	1,557			6,257
Total commercial	$27,982	$20,114	$23,174	$14,994	$11,917	$25,806	$71,080	$120	$195,187

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,680	$13,340	$8,209	$5,956	$4,242	$7,141	$54,775	$53	$125,396
Criticized	339	702	578	334	224	351	4,130	19	6,677
Total commercial and industrial	32,019	14,042	8,787	6,290	4,466	7,492	58,905	72	132,073
Commercial real estate
Pass Rated	3,709	6,268	3,426	2,841	2,341	6,792	218		25,595
Criticized	319	548	148	423	400	1,159	124		3,121
Total commercial real estate	4,028	6,816	3,574	3,264	2,741	7,951	342		28,716
Equipment lease financing
Pass Rated	1,429	1,202	942	738	405	1,350			6,066
Criticized	78	92	86	39	22	31			348
Total equipment lease financing	1,507	1,294	1,028	777	427	1,381			6,414
Total commercial	$37,554	$22,152	$13,389	$10,331	$7,634	$16,824	$59,247	$72	$167,203
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2021 and December 31, 2020.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for the residential real estate loan class:
Table 50: Residential Real Estate Credit Quality Indicators

	Term Loans by Origination Year
September 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Total Loans
PNC legacy
Current estimated LTV ratios
Greater than 100%	$1	$9	$12	$2	$4	$71	$99
Greater than or equal to 80% to 100%	711	143	107	30	34	165	1,190
Less than 80%	9,359	5,802	2,193	638	1,179	4,356	23,527
Government insured or guaranteed loans	1	11	24	21	30	688	775
Total PNC legacy portfolio	10,072	5,965	2,336	691	1,247	5,280	25,591
Acquired loans
Estimated LTV ratios (a)
Greater than 100%	13	23	2	2	4	18	62
Greater than or equal to 80% to 100%	847	1,225	488	241	243	534	3,578
Less than 80%	1,689	1,941	728	287	369	3,248	8,262
No LTV ratio available	207	320	93	26	1		647
Government insured or guaranteed loans		4	14	11	10	35	74
Total acquired loans	2,756	3,513	1,325	567	627	3,835	12,623
Total residential real estate	$12,828	$9,478	$3,661	$1,258	$1,874	$9,115	$38,214
Updated FICO scores
Greater than or equal to 780	$7,778	$6,577	$2,405	$701	$1,170	$4,549	$23,180
720 to 779	3,957	1,917	733	250	372	1,670	8,899
660 to 719	498	464	292	145	144	821	2,364
Less than 660	52	123	92	80	85	805	1,237
No FICO score available	542	382	101	50	63	547	1,685
Government insured or guaranteed loans	1	15	38	32	40	723	849
Total residential real estate	$12,828	$9,478	$3,661	$1,258	$1,874	$9,115	$38,214

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Total Loans
Current estimated LTV ratios
Greater than 100%	$3	$52	$26	$42	$41	$160	$324
Greater than or equal to 80% to 100%	495	422	127	156	124	307	1,631
Less than 80%	7,491	3,656	992	1,706	1,847	3,991	19,683
Government insured or guaranteed loans	7	28	27	38	57	765	922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223	$22,560
Updated FICO scores
Greater than or equal to 780	$5,425	$3,099	$814	$1,432	$1,538	$2,551	$14,859
720 to 779	2,268	820	220	340	335	818	4,801
660 to 719	252	161	76	98	92	475	1,154
Less than 660	40	48	33	31	41	485	678
No FICO score available	4	2	2	3	6	129	146
Government insured or guaranteed loans	7	28	27	38	57	765	922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223	$22,560
(a) LTV ratios, inclusive of CLTV for first lien and certain subordinate lien positions, in the BBVA loan portfolio are calculated on a quarterly basis utilizing the real estate collateral values available at origination. These calculations will be refreshed for our 2021 Form 10-K to update the property values of real estate collateral and calculate an updated current estimated LTV ratio in connection with the conversion of bank systems, which occurred as of October 12, 2021. See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information on how current estimated LTV ratios are calculated in the PNC legacy portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q 63

The following table presents credit quality indicators for the home equity loan class:
Table 51: Home Equity Credit Quality Indicators

	Term Loans by Origination Year
September 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
PNC legacy
Current estimated LTV ratios
Greater than 100%	$1	$16	$15	$2	$2	$30	$270	$91	$427
Greater than or equal to 80% to 100%	17	97	87	18	13	78	847	570	1,727
Less than 80%	201	2,704	1,315	401	600	3,427	6,473	4,834	19,955
Total PNC legacy portfolio	219	2,817	1,417	421	615	3,535	7,590	5,495	22,109
Acquired loans
Estimated LTV ratios (a)
Greater than 100%						3	68		71
Greater than or equal to 80% to 100%	4	4	2	2	1	14	567	1	595
Less than 80%	7	4	5	5	3	80	1,575	1	1,680
No LTV ratio available	1					4	19		24
Total acquired loans	12	8	7	7	4	101	2,229	2	2,370
Total home equity	$231	$2,825	$1,424	$428	$619	$3,636	$9,819	$5,497	$24,479
Updated FICO scores
Greater than or equal to 780	$129	$1,756	$787	$221	$403	$2,237	$5,812	$2,706	$14,051
720 to 779	69	745	385	107	125	712	2,403	1,405	5,951
660 to 719	24	270	192	65	59	370	1,140	741	2,861
Less than 660	3	52	59	34	31	305	411	561	1,456
No FICO score available	6	2	1	1	1	12	53	84	160
Total home equity	$231	$2,825	$1,424	$428	$619	$3,636	$9,819	$5,497	$24,479

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current estimated LTV ratios									.
Greater than 100%	$8	$44	$18	$15	$9	$88	$580	$279	$1,041
Greater than or equal to 80% to 100%	517	320	59	42	25	158	1,781	591	3,493
Less than 80%	2,909	1,636	513	773	660	3,754	6,433	2,876	19,554
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Updated FICO scores
Greater than or equal to 780	$2,019	$1,094	$311	$525	$449	$2,467	$5,382	$1,480	$13,727
720 to 779	1,028	558	153	181	145	777	2,137	941	5,920
660 to 719	334	273	86	84	66	402	985	625	2,855
Less than 660	52	74	39	39	33	345	277	620	1,479
No FICO score available	1	1	1	1	1	9	13	80	107
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
(a) LTV ratios, inclusive of CLTV for first lien and certain subordinate lien positions, in the BBVA loan portfolio are calculated on a quarterly basis utilizing the real estate collateral values available at origination. These calculations will be refreshed for our 2021 Form 10-K to update the property values of real estate collateral and calculate an updated current estimated LTV ratio in connection with the conversion of bank systems, which occurred as of October 12, 2021. See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional information on how current estimated LTV ratios are calculated in the PNC legacy portfolio.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 52: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2021 - In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$2,828	$1,638	$1,551	$624	$281	$116			$7,038
720 to 779	1,694	1,157	1,225	595	248	91			5,010
660 to 719	730	705	913	505	195	65			3,113
Less than 660	220	349	658	504	198	79			2,008
No FICO score available or required (a)	45	29	13	6	3				96
Total automobile	$5,517	$3,878	$4,360	$2,234	$925	$351			$17,265
Credit card
FICO score greater than or equal to 780							$1,718	$2	$1,720
720 to 779							1,796	10	1,806
660 to 719							1,836	22	1,858
Less than 660							925	33	958
No FICO score available or required (a)							121	3	124
Total credit card							$6,396	$70	$6,466
Education
FICO score greater than or equal to 780	$12	$63	$81	$66	$51	$412			$685
720 to 779	11	31	39	31	22	175			309
660 to 719	8	9	12	12	7	75			123
Less than 660	2	1	2	2	2	27			36
No FICO score available or required (a)	12	11	9	4	1	1			38
Education loans using FICO credit metric	45	115	143	115	83	690			1,191
Other internal credit metrics						1,462			1,462
Total education	$45	$115	$143	$115	$83	$2,152			$2,653
Other consumer
FICO score greater than or equal to 780	$181	$172	$162	$62	$18	$38	$203	$2	$838
720 to 779	229	209	209	85	21	23	200		976
660 to 719	179	170	201	105	21	14	144	1	835
Less than 660	47	73	96	67	14	9	57	1	364
No FICO score available or required (a)	20	7	1	1		1	24		54
Other consumer loans using FICO credit metric	656	631	669	320	74	85	628	4	3,067
Other internal credit metrics	64	16	26	19	22	108	2,617	27	2,899
Total other consumer	$720	$647	$695	$339	$96	$193	$3,245	$31	$5,966

The PNC Financial Services Group, Inc. – Form 10-Q 65

	Term Loans by Origination Year
December 31, 2020 - In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,807	$1,915	$807	$452	$246	$58			$5,285
720 to 779	1,098	1,581	789	381	167	44			4,060
660 to 719	617	1,222	684	288	109	31			2,951
Less than 660	192	776	598	240	87	29			1,922
Total automobile	$3,714	$5,494	$2,878	$1,361	$609	$162			$14,218
Credit card
FICO score greater than or equal to 780							$1,635	$3	$1,638
720 to 779							1,724	11	1,735
660 to 719							1,765	26	1,791
Less than 660							902	51	953
No FICO score available or required (a)							94	4	98
Total credit card							$6,120	$95	$6,215
Education
FICO score greater than or equal to 780	$34	$90	$74	$59	$50	$428			$735
720 to 779	24	46	38	28	20	190			346
660 to 719	15	15	14	9	6	90			149
Less than 660	3	2	3	2	2	37			49
No FICO score available or required (a)	16	10	6	3		1			36
Education loans using FICO credit metric	92	163	135	101	78	746			1,315
Other internal credit metrics						1,631			1,631
Total education	$92	$163	$135	$101	$78	$2,377			$2,946
Other consumer
FICO score greater than or equal to 780	$162	$187	$63	$21	$5	$42	$86	$1	$567
720 to 779	197	247	82	22	5	22	123		698
660 to 719	127	210	81	17	3	14	117	1	570
Less than 660	28	86	41	9	2	8	53	1	228
Other consumer loans using FICO credit metric	514	730	267	69	15	86	379	3	2,063
Other internal credit metrics	67	33	37	26	60	75	2,334	3	2,635
Total other consumer	$581	$763	$304	$95	$75	$161	$2,713	$6	$4,698
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

Troubled Debt Restructurings
Table 53 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and nine months ended September 30, 2021 and September 30, 2020. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2020 Form 10-K for additional discussion of TDRs.
66    The PNC Financial Services Group, Inc. – Form 10-Q

Table 53: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
Three months ended September 30 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
2021
Commercial	13	$123			$139	$139
Consumer	1,340	31		$21	7	28
Total TDRs	1,353	$154		$21	$146	$167
2020
Commercial	16	$95		$10	$69	$79
Consumer	2,769	46		26	14	40
Total TDRs	2,785	$141		$36	$83	$119

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
Nine months ended September 30 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
2021
Commercial	43	$320			$315	$315
Consumer	4,822	86		$49	28	77
Total TDRs	4,865	$406		$49	$343	$392
2020
Commercial	58	$304	$39	$10	$231	$280
Consumer	9,925	139		67	59	126
Total TDRs	9,983	$443	$39	$77	$290	$406
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as TDRs during the applicable 12-month period preceding September 30, 2021 and September 30, 2020:
Table 54: Subsequently Defaulted TDRs

In millions	2021	2020
Three months ended September 30	$6	$26
Nine months ended September 30	$25	$46

The PNC Financial Services Group, Inc. – Form 10-Q 67

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2020 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 55: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2021			2020			2021			2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,812	$1,918	$5,730	$3,380	$2,548	$5,928	$3,337	$2,024	$5,361	$1,812	$930	$2,742
Adoption of ASU 2016-13 (a)										(304)	767	463
Beginning balance, adjusted	3,812	1,918	5,730	3,380	2,548	5,928	3,337	2,024	5,361	1,508	1,697	3,205
Acquisition PCD reserves	(54)	(5)	(59)				774	282	1,056
Charge-offs	(50)	(156)	(206)	(64)	(183)	(247)	(393)	(484)	(877)	(269)	(596)	(865)
Recoveries	29	96	125	26	66	92	81	263	344	65	197	262
Net (charge-offs) (b)	(21)	(60)	(81)	(38)	(117)	(155)	(312)	(221)	(533)	(204)	(399)	(603)
Provision for (recapture of) credit losses	(129)	(100)	(229)	185	(208)	(23)	(193)	(332)	(525)	2,224	925	3,149
Other	(5)	(1)	(6)	1		1	(3)	$(1)	(4)
Ending balance	$3,603	$1,752	$5,355	$3,528	$2,223	$5,751	$3,603	$1,752	$5,355	$3,528	$2,223	$5,751
Allowance for unfunded lending related commitments (c)
Beginning balance	$533	$112	$645	$548	$114	$662	$485	$99	$584	$316	$2	$318
Adoption of ASU 2016-13 (a)										53	126	179
Beginning balance, adjusted	533	112	645	548	114	662	485	99	584	369	128	497
Acquisition PCD reserves							43	3	46
Provision for (recapture of) credit losses	2	(1)	1	34	(7)	27	7	9	16	213	(21)	192
Ending balance	$535	$111	$646	$582	$107	$689	$535	$111	$646	$582	$107	$689
Allowance for credit losses at September 30 (d)	$4,138	$1,863	$6,001	$4,110	$2,330	$6,440	$4,138	$1,863	$6,001	$4,110	$2,330	$6,440
(a)     Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(b)    Amounts for the nine months ended September 30, 2021 include amounts attributable to BBVA, primarily related to commercial loans, which were largely the result of required purchase accounting treatment for the BBVA acquisition.
(c)    See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(d)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $162 million and $98 million at September 30, 2021 and 2020, respectively.

The ACL at September 30, 2021 totaled $6.0 billion, an increase of $0.1 billion since December 31, 2020. This increase was primarily attributable to the addition of reserves related to the BBVA acquisition, partially offset by declines due to portfolio changes and an improved economic outlook. The following summarizes the changes in these factors that influenced the current ACL during the nine months ended September 30, 2021:

•Reserves in the current period include expected credit losses on the acquired BBVA loan portfolio.
•Portfolio changes that drove reserve declines included improvements in credit quality along with changes in portfolio composition reflecting both shifts in the portfolio mix and declines in certain legacy PNC loan balances.
•The economic scenarios used for the period ended September 30, 2021 reflect an improved near-term economic outlook compared to the scenarios used for the period ended December 31, 2020. The overall improvement in the comparison was driven largely by improvements in both the outlook for consumer spending and the labor market, along with the impact from continued vaccine distribution, while also considering the lingering effects of COVID-19 that slowed the momentum of economic recovery in recent months, as the Delta variant continued to drive increased COVID-19 cases throughout the U.S. and abroad.

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

The following table provides cash flows associated with our loan sale and servicing activities:
Table 56: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2021
Sales of loans (b)	$2,475	$881
Repurchases of previously transferred loans (c)	$45	$103
Servicing fees (d)	$105	$43
Servicing advances recovered/(funded), net	$(4)	$28
Cash flows on mortgage-backed securities held (e)	$2,041	$18
Cash Flows - Three months ended September 30, 2020
Sales of loans (b)	$1,799	$839
Repurchases of previously transferred loans (c)	$352	$107
Servicing fees (d)	$85	$33
Servicing advances recovered/(funded), net	$(15)	$(78)
Cash flows on mortgage-backed securities held (e)	$2,829	$14
Cash Flows - Nine months ended September 30, 2021
Sales of loans (b)	$5,997	$2,604
Repurchases of previously transferred loans (c)	$189	$145
Servicing fees (d)	$270	$119
Servicing advances recovered/(funded), net	$8	$(8)
Cash flows on mortgage-backed securities held (e)	$7,256	$66
Cash Flows - Nine months ended September 30, 2020
Sales of loans (b)	$5,328	$2,666
Repurchases of previously transferred loans (c)	$547	$132
Servicing fees (d)	$251	$97
Servicing advances recovered/(funded), net	$4	$(206)
Cash flows on mortgage-backed securities held (e)	$6,374	$65
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $15.9 billion, $16.5 billion and $19.5 billion in residential mortgage-backed securities and $0.6 billion, $0.8 billion and $0.8 billion in commercial mortgage-backed securities at September 30, 2021, December 31, 2020 and September 30, 2020.
Table 57 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 69

Table 57: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2021
Total principal balance	$43,447	$40,775
Delinquent loans (b)	$551	$71
December 31, 2020
Total principal balance	$43,351	$40,790
Delinquent loans (b)	$453	$136
Three months ended September 30, 2021
Net charge-offs (c)	$1	$2
Three months ended September 30, 2020
Net charge-offs (c)	$4	$4
Nine months ended September 30, 2021
Net charge-offs (c)	$4	$180
Nine months ended September 30, 2020
Net charge-offs (c)	$14	$103
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
Table 58: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2021
Mortgage-backed securitizations (b)	$17,223	$17,223	(c)	$1
Tax credit investments and other	3,778	3,952	(d)	1,847	(e)
Total	$21,001	$21,175		$1,848
December 31, 2020
Mortgage-backed securitizations (b)	$18,207	$18,207	(c)	$1
Tax credit investments and other	3,121	2,894	(d)	1,198	(e)
Total	$21,328	$21,101		$1,199
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. Within Income taxes, during both the nine months ended September 30, 2021 and September 30, 2020, we recognized $0.1 billion or less of amortization, tax credits and other tax benefits associated with qualified investments in low income housing tax credits.

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

Allocations of Goodwill by business segment during 2021 and 2020 follow:

Table 59: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
September 30, 2021 (a)	$6,459	$4,239	$187	$10,885
December 31, 2020	$5,795	$3,374	$64	$9,233
(a)Includes $1.6 billion of goodwill from the BBVA acquisition.
Goodwill increased during the nine months ended September 30, 2021 primarily as a result of the acquisition of BBVA. Goodwill was recorded and allocated to each segment on a preliminary basis and is subject to change based on new information obtained related to the close date or reallocation of assets and liabilities to each segment. See Note 2 Acquisition and Divestiture Activities for additional information.

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on results of our review for triggering events, there were no impairment charges related to goodwill in the first nine months of 2021 or in 2020.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are purchased or originated when loans are sold with servicing retained. MSRs totaled $1.8 billion and $1.2 billion at September 30, 2021 and December 31, 2020, respectively, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 60: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2021	2020	2021	2020
January 1	$569	$649	$673	$995
Additions:
BBVA Acquisition			35
From loans sold with servicing retained	61	65	61	34
Purchases	26	31	400	113
Changes in fair value due to:
Time and payoffs (a)	(87)	(87)	(242)	(136)
Other (b)	134	(143)	203	(408)
September 30	$703	$515	$1,130	$598
Related unpaid principal balance at September 30	$263,862	$234,897	$139,154	$119,158
Servicing advances at September 30	$445	$363	$139	$107
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

The PNC Financial Services Group, Inc. – Form 10-Q 71

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2021 and December 31, 2020 are shown in Tables 61 and 62. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

Table 61: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2021	December 31 2020
Fair value	$703	$569
Weighted-average life (years)	4.4	4.4
Weighted-average constant prepayment rate	5.46%	4.87%
Decline in fair value from 10% adverse change	$10	$9
Decline in fair value from 20% adverse change	$20	$18
Effective discount rate	7.55%	7.33%
Decline in fair value from 10% adverse change	$19	$15
Decline in fair value from 20% adverse change	$39	$31

Table 62: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2021		December 31 2020
Fair value	$1,130		$673
Weighted-average life (years)	5.9		3.8
Weighted-average constant prepayment rate	11.49%		21.13%
Decline in fair value from 10% adverse change	$47		$41
Decline in fair value from 20% adverse change	$94		$82
Weighted-average option adjusted spread	909	bps	922	bps
Decline in fair value from 10% adverse change	$37		$20
Decline in fair value from 20% adverse change	$72		$38

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for the three months ended September 30, 2021 and 2020 and $0.4 billion for the nine months ended September 30, 2021 and 2020. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

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

Table 63: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Product
Sales-type leases and direct financing leases (a)	$61	$66	$184	$207
Operating leases (b)	18	22	58	74
Lessor income	$79	$88	$242	$281
(a)Included in Loan interest income on the Consolidated Income Statement.
(b)Included in Corporate services on the Consolidated Income Statement.

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2021 and December 31, 2020, respectively.
Table 64: Commitments to Extend Credit and Other Commitments

In millions	September 30 2021	December 31 2020
Commitments to extend credit
Commercial	$177,033	$153,089
Home equity lines of credit	19,300	16,626
Credit card	34,488	31,019
Other	10,693	7,087
Total commitments to extend credit	241,514	207,821
Net outstanding standby letters of credit (a)	9,495	9,053
Standby bond purchase agreements (b)	1,300	1,448
Other commitments (c)	2,745	2,046
Total commitments to extend credit and other commitments	$255,054	$220,368
(a)Net outstanding standby letters of credit include $3.4 billion and $3.8 billion at September 30, 2021 and December 31, 2020, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $1.7 billion and $1.1 billion related to investments in qualified affordable housing projects for September 30, 2021 and December 31, 2020, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2021, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2021 had terms ranging from less than one year to eight years.
The PNC Financial Services Group, Inc. – Form 10-Q 73

As of September 30, 2021, assets of $1.5 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at September 30, 2021 and is included in Other liabilities on our Consolidated Balance Sheet.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2021 and 2020 is as follows:
Table 65: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2020 (a)	425	$2,712	$3,995	$12,289	$44,986	$3,069	$(14,128)	$25	$52,948
Net income					1,519			13	1,532
Other comprehensive income, net of tax						(72)			(72)
Cash dividends declared - Common					(494)				(494)
Cash dividends declared - Preferred					(63)				(63)
Preferred stock discount accretion			1		(1)
Treasury stock activity	(1)			1			(88)		(87)
Preferred stock redemption - Series Q (b)			(480)						(480)
Other				30				(4)	26
Balance at September 30, 2020 (a)	424	$2,712	$3,516	$12,320	$45,947	$2,997	$(14,216)	$34	$53,310
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
Net income					1,474			16	1,490
Other comprehensive income, net of tax						(384)			(384)
Cash dividends declared - Common					(538)				(538)
Cash dividends declared - Preferred					(57)				(57)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (c)			1,489						1,489
Treasury stock activity	(2)			5			(387)		(382)
Other				30				(36)	(6)
Balance at September 30, 2021 (a)	423	$2,713	$5,009	$12,444	$49,541	$1,079	$(14,527)	$38	$56,297
Nine months ended
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU 2016-13 adoption (d)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					6,075			27	6,102
Other comprehensive income, net of tax						2,198			2,198
Cash dividends declared - Common					(1,488)				(1,488)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			3		(3)
Common stock activity				11					11
Treasury stock activity	(9)			52			(1,435)		(1,383)
Preferred stock redemption - Series Q (b)			(480)						(480)
Other				(119)				(22)	(141)
Balance at September 30, 2020 (a)	424	$2,712	$3,516	$12,320	$45,947	$2,997	$(14,216)	$34	$53,310
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					4,381			38	4,419
Other comprehensive income, net of tax						(1,691)			(1,691)
Cash dividends declared - Common					(1,523)				(1,523)
Cash dividends declared - Preferred					(162)				(162)
Preferred stock discount accretion			3		(3)
Preferred stock issuance (c)			1,489						1,489
Common stock activity				12					12
Treasury stock activity	(1)			78			(322)		(244)
Other				(13)				(31)	(44)
Balance at September 30, 2021 (a)	423	$2,713	$5,009	$12,444	$49,541	$1,079	$(14,527)	$38	$56,297
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interests in such shares.
(c)On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.
(d)Represents the cumulative effect of adopting ASU 2016-13 - Financial Instruments - Credit Losses.
The PNC Financial Services Group, Inc. – Form 10-Q 75

Details of other comprehensive income (loss) are as follows:

Table 66: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2021			2020			2021			2020
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(320)	$76	$(244)	$42	$(9)	$33	$(1,446)	$341	$(1,105)	$2,283	$(525)	$1,758
Less: Net realized gains (losses) reclassified to earnings (a)	3	(1)	2	32	(7)	25	25	(6)	19	255	(59)	196
Net change	(323)	77	(246)	10	(2)	8	(1,471)	347	(1,124)	2,028	(466)	1,562
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(59)	14	(45)	15	(3)	12	(369)	87	(282)	960	(221)	739
Less: Net realized gains (losses) reclassified to earnings (a)	115	(27)	88	134	(30)	104	358	(84)	274	282	(65)	217
Net change	(174)	41	(133)	(119)	27	(92)	(727)	171	(556)	678	(156)	522
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	2		2	2		2	(11)	3	(8)	(3)	1	(2)
Net change	2		2	2		2	(11)	3	(8)	(3)	1	(2)
Other
Net unrealized gains (losses) on other transactions	1	(8)	(7)		10	10	2	(5)	(3)	10	(9)	1
Net change	1	(8)	(7)		10	10	2	(5)	(3)	10	(9)	1
Total other comprehensive income (loss) from continuing operations	(494)	110	(384)	(107)	35	(72)	(2,207)	516	(1,691)	2,713	(630)	2,083
Total other comprehensive income (loss) from discontinued operations										148	(33)	115
Total other comprehensive income (loss)	$(494)	$110	$(384)	$(107)	$35	$(72)	$(2,207)	$516	$(1,691)	$2,861	$(663)	$2,198
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.
76    The PNC Financial Services Group, Inc. – Form 10-Q

Table 67: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Three months ended
Balance at June 30, 2020	$2,621	$890	$(412)	$(30)	$3,069		$3,069
Net activity	8	(92)	2	10	(72)		(72)
Balance at September 30, 2020	$2,629	$798	$(410)	$(20)	$2,997		$2,997
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463		$1,463
Net activity	(246)	(133)	2	(7)	(384)		(384)
Balance at September 30, 2021	$1,338	$103	$(353)	$(9)	$1,079		$1,079
Nine months ended
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,562	522	(2)	1	2,083	115	2,198
Balance at September 30, 2020	$2,629	$798	$(410)	$(20)	$2,997		$2,997
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
Net activity	(1,124)	(556)	(8)	(3)	(1,691)		(1,691)
Balance at September 30, 2021	$1,338	$103	$(353)	$(9)	$1,079		$1,079
The following table provides the dividends per share for PNC's common and preferred stock:

Table 68: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Common Stock	$1.25	$1.15	$3.55	$3.45
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series O	$3,375	$3,375	$6,750	$6,750
Series P	$1,531	$1,531	$4,594	$4,594
Series Q (b)		$1,343		$4,031
Series R			$2,425	$2,425
Series S			$2,500	$2,500
(a)Dividends are payable quarterly other than Series R and Series S preferred stock, which are payable semiannually. On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share. Beginning on December 15, dividends will be paid on the Series T on a quarterly basis (March 15, June 15, September 15 and December 15 of each year).
(b)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.

On October 1, 2021, the PNC board of directors declared a quarterly cash dividend on common stock of $1.25 per share payable on November 5, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 77

NOTE 10 EARNINGS PER SHARE

Table 69: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2021	2020	2021	2020
Basic
Net income from continuing operations	$1,490	$1,532	$4,419	$1,547
Less:
Net income attributable to noncontrolling interests	16	13	38	27
Preferred stock dividends	57	63	162	181
Preferred stock discount accretion and redemptions	1	1	3	3
Net income from continuing operations attributable to common shareholders	1,416	1,455	4,216	1,336
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	8	21	7
Net income from continuing operations attributable to basic common shareholders	$1,408	$1,447	$4,195	$1,329
Net income from discontinued operations attributable to common shareholders				$4,555
Less: Undistributed earnings allocated to nonvested restricted shares				22
Net income from discontinued operations attributable to basic common shareholders				$4,533
Basic weighted-average common shares outstanding	426	426	426	427
Basic earnings per common share from continuing operations (a)	$3.31	$3.40	$9.84	$3.11
Basic earnings per common share from discontinued operations (a)				$10.61
Basic earnings per common share (b)	$3.31	$3.40	$9.84	$13.73
Diluted
Net income from continuing operations attributable to diluted common shareholders	$1,408	$1,447	$4,195	$1,329
Net income from discontinued operations attributable to basic common shareholders				$4,533
Less: Impact of earnings per share dilution from discontinued operations				2
Net income from discontinued operations attributable to diluted common shareholders				$4,531
Basic weighted-average common shares outstanding	426	426	426	427
Dilutive potential common shares			1	1
Diluted weighted-average common shares outstanding	426	426	427	428
Diluted earnings per common share from continuing operations (a)	$3.30	$3.39	$9.83	$3.11
Diluted earnings per common share from discontinued operations (a)				$10.59
Diluted earnings per common share (b)	$3.30	$3.39	$9.83	$13.70
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

Table 70: Fair Value Measurements – Recurring Basis Summary

	September 30, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$1,433	$86	$1,519		$691	$163	$854
Commercial mortgage loans held for sale		457	51	508		305	57	362
Securities available for sale
U.S. Treasury and government agencies	$36,613	4,356		40,969	$16,675	4,036		20,711
Residential mortgage-backed
Agency		65,185		65,185		48,911		48,911
Non-agency		74	1,168	1,242		136	1,365	1,501
Commercial mortgage-backed
Agency		2,060		2,060		2,688		2,688
Non-agency		3,668	3	3,671		3,678	11	3,689
Asset-backed		5,895	172	6,067		4,951	199	5,150
Other		4,864	69	4,933		4,636	72	4,708
Total securities available for sale	36,613	86,102	1,412	124,127	16,675	69,036	1,647	87,358
Loans		673	936	1,609		718	647	1,365
Equity investments (a)	1,071		1,530	2,804	1,070		1,263	2,629
Residential mortgage servicing rights			1,130	1,130			673	673
Commercial mortgage servicing rights			703	703			569	569
Trading securities (b)	570	1,308		1,878	548	1,690		2,238
Financial derivatives (b) (c)	1	6,978	56	7,035		6,415	118	6,533
Other assets	395	102		497	373	81		454
Total assets (d)	$38,650	$97,053	$5,904	$141,810	$18,666	$78,936	$5,137	$103,035
Liabilities
Other borrowed funds	$832	$116	$4	$952	$661	$44	$2	$707
Financial derivatives (c) (e)		4,450	331	4,781		2,483	273	2,756
Other liabilities			167	167			43	43
Total liabilities (f)	$832	$4,566	$502	$5,900	$661	$2,527	$318	$3,506
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2021 and December 31, 2020 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 26% and 22% as of September 30, 2021 and December 31, 2020, respectively. Level 3 assets as a percentage of total assets at fair value was 4% and 5% at September 30, 2021 and December 31, 2020, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2021 and December 31, 2020.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both September 30, 2021 and December 31, 2020. Level 3 liabilities as a percentage of total liabilities at fair value was 9% at both September 30, 2021 and December 31, 2020. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2021 and December 31, 2020.

The PNC Financial Services Group, Inc. – Form 10-Q 79

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2021 and 2020 follow:
Table 71: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Sept. 30, 2021
Assets
Residential mortgage loans held for sale	$119	$(1)			$5	$(29)		$(6)	$4	$(6)	(e)		$86	$(1)
Commercial mortgage loans held for sale	52	(1)											51
Other consumer loans held for sale	239					(256)						$17
Securities available for sale
Residential mortgage- backed non-agency	1,237	10		$(2)				(77)					1,168
Commercial mortgage- backed non-agency	11			(8)									3
Asset-backed	175	1		5				(9)					172
Other	73				2	(9)		3					69
Total securities available for sale	1,496	11		(5)	2	(9)		(83)					1,412
Loans	979	12			14	(6)		(58)		(5)	(e)		936	12
Equity investments	1,540	265			158	(433)							1,530	95
Residential mortgage servicing rights	1,111	49			28		$24	(82)					1,130	49
Commercial mortgage servicing rights	682	24			5		22	(30)					703	24
Financial derivatives	87	23			1			(55)					56	39
Total assets	$6,305	$382		$(5)	$213	$(733)	$46	$(314)	$4	$(11)		$17	$5,904	$218
Liabilities
Other borrowed funds	$2						$3	$(1)					$4
Financial derivatives	200	$165				$3		(37)					331	$171
Other liabilities	124	45					4	(6)					167	44
Total liabilities	$326	$210				$3	$7	$(44)					$502	$215
Net gains (losses)		$172	(f)											$3	(g)

80    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended September 30, 2020

		Total realized / unrealized gains or losses for the period (a)										Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value Sept. 30, 2020
Assets
Residential mortgage loans held for sale	$88				$15	$(10)		$(9)	$3	$(10)	$77
Commercial mortgage loans held for sale	60	$(1)									59
Securities available for sale
Residential mortgage- backed non-agency	1,491	12		$18				(83)			1,438
Commercial mortgage-backed non-agency	19			(8)							11
Asset-backed	210	1		5				(8)			208
Other	72				(1)						71
Total securities available for sale	1,792	13		15	(1)			(91)			1,728
Loans	607	7			63	(3)		(27)			647	$7
Equity investments	1,183	63			60	(47)					1,259	56
Residential mortgage servicing rights	577	11			52		$12	(54)			598	11
Commercial mortgage servicing rights	490	23			8		20	(26)			515	23
Financial derivatives	141	41			3			(48)			137	52
Total assets	$4,938	$157		$15	$200	$(60)	$32	$(255)	$3	$(10)	$5,020	$149
Liabilities
Other borrowed funds	$2						$2	$(2)			$2
Financial derivatives	209	$(10)				$1		(57)			143	$(7)
Other liabilities	85	7					17	(19)			90	6
Total liabilities	$296	$(3)				$1	$19	$(78)			$235	$(1)
Net gains (losses)		$160	(f)									$150	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 81

(continued from previous page)

Nine Months Ended September 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Sept. 30, 2021
Assets
Residential mortgage loans held for sale	$163	$(1)			$43	$(81)		$(34)	$12	$(16)	(e)		$86	$(1)
Commercial mortgage loans held for sale	57	(1)				(6)		1					51	1
Other consumer loans held for sale						(256)						$256
Securities available for sale
Residential mortgage-backed non-agency	1,365	30		$14				(241)					1,168
Commercial mortgage-backed non-agency	11			(8)									3
Asset-backed	199	2		10				(39)					172
Other	72			1	5	(9)							69
Total securities available for sale	1,647	32		17	5	(9)		(280)					1,412
Loans	647	32			111	(12)		(121)		(13)	(e)	292	936	32
Equity investments	1,263	489			290	(512)							1,530	294
Residential mortgage servicing rights	673	203			400		$61	(242)				35	1,130	203
Commercial mortgage servicing rights	569	134			26		61	(87)					703	134
Financial derivatives	118	69			4			(140)				5	56	87
Total assets	$5,137	$957		$17	$879	$(876)	$122	$(903)	$12	$(29)		$588	$5,904	$750
Liabilities
Other borrowed funds	$2						$4	$(2)					$4
Financial derivatives	273	$155				$6		(110)				$7	331	$156
Other liabilities	43	108					321	(305)					167	81
Total liabilities	$318	$263				$6	$325	$(417)				$7	$502	$237
Net gains (losses)		$694	(f)											$513	(g)

82    The PNC Financial Services Group, Inc. – Form 10-Q

Nine Months Ended September 30, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2020
Assets
Residential mortgage loans held for sale	$2				$22	$(12)		$(12)		$90	$(13)	(e)	$77
Commercial mortgage loans held for sale	64	$(2)						(3)					59	$(1)
Securities available for sale
Residential mortgage- backed non-agency	1,741	40		$(81)				(262)					1,438
Commercial mortgage- backed non-agency				(8)						19			11
Asset-backed	240	5		(8)				(29)					208
Other	74			(3)	3			(3)					71
Total securities available for sale	2,055	45		(100)	3			(294)		19			1,728
Loans	300	20			134	(34)		313	(d)		(86)	(e)	647	20
Equity investments	1,276	(68)			173	(122)							1,259	(69)
Residential mortgage servicing rights	995	(408)			113		$34	(136)					598	(408)
Commercial mortgage servicing rights	649	(143)			31		65	(87)					515	(144)
Financial derivatives	54	192			9			(118)					137	200
Total assets	$5,395	$(364)		$(100)	$485	$(168)	$99	$(337)		$109	$(99)		$5,020	$(402)
Liabilities
Other borrowed funds	$7						$27	$(32)					$2
Financial derivatives	200	$26				$3		(86)					143	$30
Other liabilities	137	13					54	(116)		$2			90	(2)
Total liabilities	$344	$39				$3	$81	$(234)		$2			$235	$28
Net gains (losses)		$(403)	(f)											$(430)	(g)
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
The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 72: Fair Value Measurements – Recurring Quantitative Information

September 30, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$51	Discounted cash flow	Spread over the benchmark curve (b)	610bps - 10,580bps (2,442bps)
Residential mortgage-backed non-agency securities	1,168	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.2%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 95.7% (47.7%)
			Spread over the benchmark curve (b)	160bps weighted-average
Asset-backed securities	172	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (10.5%)
			Constant default rate	1.4% - 20.0% (3.3%)
			Loss severity	8.0% - 100.0% (52.1%)
			Spread over the benchmark curve (b)	198bps weighted-average
Loans - Residential real estate	640	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (77.2%)
			Loss severity	0.0% - 100.0% (8.9%)
			Discount rate	4.8% - 6.8% (5.1%)
	116	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	18	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (83.9%)
			Loss severity	0.0% - 98.4% (29.6%)
			Discount rate	4.8% - 6.8% (6.2%)
	162	Consensus pricing (c)	Credit and liquidity discount	0.0% - 100.0% (23.1%)
Equity investments	1,530	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.8x (9.0x)
Residential mortgage servicing rights	1,130	Discounted cash flow	Constant prepayment rate	0.0% - 40.0% (11.5%)
			Spread over the benchmark curve (b)	380bps - 2,271bps (909bps)
Commercial mortgage servicing rights	703	Discounted cash flow	Constant prepayment rate	4.9% - 13.9% (5.5%)
			Discount rate	5.3% - 7.8% (7.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(314)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	26
Total Level 3 assets, net of liabilities (e)	$5,402

84    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

December 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$57	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 5,275bps (3,406bps)
Residential mortgage-backed non-agency securities	1,365	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.8%)
			Spread over the benchmark curve (b)	242bps weighted-average
Asset-backed securities	199	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -22.0% (7.4%)
			Constant default rate	1.0% - 6.0% (3.3%)
			Loss severity	30.0% - 100.0% (58.1%)
			Spread over the benchmark curve (b)	291bps weighted-average
Loans - Residential real estate	434	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.2%)
			Discount rate	4.8% - 6.8% (5.1%)
	132	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	21	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (88.5%)
			Loss severity	0.0% - 98.4% (33.3%)
			Discount rate	4.8% - 6.8% (6.3%)
	60	Consensus pricing (c)	Credit and Liquidity discount	17.5% - 97.0% (57.7%)
Equity investments	1,263	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.7x)
Residential mortgage servicing rights	673	Discounted cash flow	Constant prepayment rate	0.0% - 77.5% (21.1%)
			Spread over the benchmark curve (b)	325bps - 2,783bps (922bps)
Commercial mortgage servicing rights	569	Discounted cash flow	Constant prepayment rate	4.0% - 16.1% (4.9%)
			Discount rate	4.7% - 7.8% (7.3%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(252)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	298
Total Level 3 assets, net of liabilities (e)	$4,819
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
(e)Consisted of total Level 3 assets of $5.9 billion and total Level 3 liabilities of $0.5 billion as of September 30, 2021 and $5.1 billion and $0.3 billion as of December 31, 2020, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 73. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Assets measured at fair value on a nonrecurring basis follow:

Table 73: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2021	December 31 2020	September 30 2021	September 30 2020	September 30 2021	September 30 2020
Assets
Nonaccrual loans	$209	$332	$(3)	$(38)	$(3)	$(73)
Loans held for sale	39		(1)		(18)
OREO and foreclosed assets	5	18		(1)		(2)
Long-lived assets	12	20	(6)	(4)	(17)	(7)
Total assets	$265	$370	$(10)	$(43)	$(38)	$(82)
(a)All Level 3 as of September 30, 2021 and December 31, 2020, except for $39 million included in Loans held for sale which was categorized as Level 2 as of September 30, 2021.
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

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 74: Fair Value Option – Fair Value and Principal Balances

	September 30, 2021			December 31, 2020
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$1,465	$1,422	$43	$831	$793	$38
Accruing loans 90 days or more past due	4	4		4	4
Nonaccrual loans	50	59	(9)	20	24	(4)
Total	$1,519	$1,485	$34	$855	$821	$34
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$508	$520	$(12)	$357	$370	$(13)
Nonaccrual loans				5	6	(1)
Total	$508	$520	$(12)	$362	$376	$(14)
Loans
Accruing loans less than 90 days past due	$652	$669	$(17)	$519	$530	$(11)
Accruing loans 90 days or more past due	260	278	(18)	283	295	(12)
Nonaccrual loans	697	971	(274)	563	820	(257)
Total	$1,609	$1,918	$(309)	$1,365	$1,645	$(280)
Other assets	$96	$93	$3	$81	$69	$12
Liabilities
Other borrowed funds	$31	$31		$32	$33	$(1)
(a)There were no accruing loans 90 days or more past due within this category at September 30, 2021 or December 31, 2020.

86    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 75: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2021	2020	2021	2020
Assets
Residential mortgage loans held for sale	$47	$53	$120	$151
Commercial mortgage loans held for sale	$31	$46	$77	$106
Loans	$21	$5	$52	$31
Other assets	$3	$3	$25	$(24)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2021 and December 31, 2020. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 76, see Note 15 Fair Value in Item 8 of our 2020 Form 10-K.

Table 76: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
Cash and due from banks	$8,843	$8,843	$8,843
Interest-earning deposits with banks	75,478	75,478		$75,478
Securities held to maturity	1,482	1,583	890	483	$210
Net loans (excludes leases)	277,010	282,407			282,407
Other assets	4,265	4,265		4,262	3
Total assets	$367,078	$372,576	$9,733	$80,223	$282,620
Liabilities
Time deposits	$18,911	$18,779		$18,779
Borrowed funds	32,520	33,203		31,528	$1,675
Unfunded lending related commitments	646	646			646
Other liabilities	467	467		467
Total liabilities	$52,544	$53,095		$50,774	$2,321
December 31, 2020
Assets
Cash and due from banks	$7,017	$7,017	$7,017
Interest-earning deposits with banks	85,173	85,173		$85,173
Securities held to maturity	1,445	1,604	920	489	$195
Net loans (excludes leases)	228,788	233,688			233,688
Other assets	3,601	3,600		3,559	41
Total assets	$326,024	$331,082	$7,937	$89,221	$233,924
Liabilities
Time deposits	$19,692	$19,662		$19,662
Borrowed funds	36,488	37,192		35,571	$1,621
Unfunded lending related commitments	584	584			584
Other liabilities	413	413		413
Total liabilities	$57,177	$57,851		$55,646	$2,205

The aggregate fair values in Table 76 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 70),
•investments accounted for under the equity method,
The PNC Financial Services Group, Inc. – Form 10-Q 87

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
88    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 77: Total Gross Derivatives (a)

	September 30, 2021			December 31, 2020
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$24,837			$24,153
Cash flow hedges	42,018	$12	$38	22,875	$14
Foreign exchange contracts:
Net investment hedges	1,148	1	3	1,075		$22
Total derivatives designated for hedging	$68,003	$13	$41	$48,103	$14	$22
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$33,994			$50,511
Futures (f)	3,666			2,841
Mortgage-backed commitments	13,702	$98	$54	11,288	$147	$77
Other	13,732	38	11	1,831	11	2
Total interest rate contracts	65,094	136	65	66,471	158	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	304,724	3,961	1,508	280,125	5,475	1,601
Futures (f)	1,006			1,235
Mortgage-backed commitments	4,692	18	16	4,178	11	14
Other	25,333	143	88	20,125	193	88
Total interest rate contracts	335,755	4,122	1,612	305,663	5,679	1,703
Commodity contracts:
Swaps	9,249	2,099	2,114	6,149	350	323
Other	3,236	422	422	2,770	61	61
Total commodity contracts	12,485	2,521	2,536	8,919	411	384
Foreign exchange contracts and other	27,995	192	182	26,620	267	243
Total derivatives for customer-related activities	376,235	6,835	4,330	341,202	6,357	2,330
Derivatives used for other risk management activities:
Foreign exchange contracts and other	12,782	51	345	10,931	4	325
Total derivatives not designated for hedging	$454,111	$7,022	$4,740	$418,604	$6,519	$2,734
Total gross derivatives	$522,114	$7,035	$4,781	$466,707	$6,533	$2,756
Less: Impact of legally enforceable master netting agreements		1,027	1,027		720	720
Less: Cash collateral received/paid		757	2,403		1,434	1,452
Total derivatives		$5,251	$1,351		$4,379	$584
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

In the 12 months that follow September 30, 2021, we expect to reclassify net derivative gains of $312 million pretax, or $240 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2021. As of September 30, 2021, the maximum length of time over which forecasted transactions are hedged is ten years.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 78: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2021
Total amounts on the Consolidated Income Statement	$2,437	$460	$90	$449
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$2	$155
Derivatives			$(169)
Amounts related to interest settlements on derivatives		$(1)	$129
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$91	$11		$13
For the three months ended September 30, 2020
Total amounts on the Consolidated Income Statement	$2,116	$490	$118	$457
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(13)	$141
Derivatives		$14	$(166)
Amounts related to interest settlements on derivatives		$(3)	$149
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$118	$16
For the nine months ended September 30, 2021
Total amounts on the Consolidated Income Statement	$6,593	$1,350	$275	$1,400
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(3)	$695
Derivatives		$7	$(740)
Amounts related to interest settlements on derivatives		$(3)	$394
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$282	$49		$27
For the nine months ended September 30, 2020
Total amounts on the Consolidated Income Statement	$6,853	$1,599	$619	$1,071
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$224	$(1,300)
Derivatives		$(219)	$1,220
Amounts related to interest settlements on derivatives		$(7)	$341
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$262	$19		$1
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 79: Hedged Items - Fair Value Hedges

	September 30, 2021		December 31, 2020
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,905	$25	$2,785	$30
Borrowed funds	$25,924	$906	$25,797	$1,611
(a)Includes $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both September 30, 2021 and December 31, 2020, respectively.
(b)Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q 91

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for all periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $28 million and $20 million for the three and nine months ended September 30, 2021, compared with $(42) million and $38 million for the same periods in 2020, respectively.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 80: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$6	$20	$(100)	$799
Derivatives used for customer-related activities:
Interest rate contracts	(4)	59	93	99
Foreign exchange contracts and other	23	43	88	83
Gains (losses) from customer-related activities (b)	19	102	181	182
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(72)	(106)	(53)	(1)
Total gains (losses) from derivatives not designated as hedging instruments	$(47)	$16	$28	$980
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

Table 81 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of September 30, 2021 and December 31, 2020. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 81 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 81: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$51			$51			$51
Over-the-counter	4,219	$556	$723	2,940		$287	2,653
Commodity contracts	2,521	343	28	2,150			2,150
Foreign exchange and other contracts	244	128	6	110			110
Total derivative assets	$7,035	$1,027	$757	$5,251	(a)	$287	$4,964
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$68			$68			$68
Over-the-counter	1,647	$613	$813	221			221
Commodity contracts	2,536	353	1,511	672			672
Foreign exchange and other contracts	530	61	79	390			390
Total derivative liabilities	$4,781	$1,027	$2,403	$1,351	(b)		$1,351
December 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	5,803	$430	$1,426	3,947		$531	3,416
Commodity contracts	411	209	4	198			198
Foreign exchange and other contracts	271	81	4	186		1	185
Total derivative assets	$6,533	$720	$1,434	$4,379	(a)	$532	$3,847
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$42			$42			$42
Over-the-counter	1,740	$462	$1,179	99			99
Commodity contracts	384	182	103	99			99
Foreign exchange and other contracts	590	76	170	344			344
Total derivative liabilities	$2,756	$720	$1,452	$584	(b)		$584
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

At September 30, 2021, we held cash and debt securities (primarily agency mortgage-backed securities) totaling $1.6 billion under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties, and we pledged cash totaling $3.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral held or pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities held from counterparties are not recognized on our balance sheet. Likewise securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 93

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2021 was $3.5 billion for which we had posted collateral of $2.8 billion in the normal course of business. The maximum additional amount of collateral we would have been required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2021 would be $0.7 billion.
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2020 Form 10-K and in Note 13 Legal Proceedings in Part I, Item 1 of our first and second quarter 2021 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2021, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $100 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Pre-need Funeral Arrangements

National City Bank and PNC Bank (collectively, "the PNC defendants") were defendants in a lawsuit filed in the U.S. District Court for the Eastern District of Missouri under the caption Jo Ann Howard and Associates, P.C., et al. v. Cassity, et al (No. 4:09-CV-1252-ERW) arising out of trustee services provided by Allegiant Bank, a National City Bank and PNC Bank predecessor, with respect to Missouri trusts that held pre-need funeral contract assets.

In July 2019, following a new trial on remand from the court of appeals, the district court awarded the plaintiffs $72 million in compensatory damages, $15 million in interest, and $15 million in punitive damages. The PNC defendants appealed this judgment to the court of appeals, and the plaintiffs cross-appealed. In December 2019, the court reduced the judgment by approximately $2.6 million to correct a mathematical error in calculating pre-judgment interest, reducing the total judgment to $99.5 million. In March 2020, the court dismissed the plaintiffs’ cross-appeal on the plaintiffs’ motion. In February 2020, the district court awarded $7 million in fees and costs to the plaintiffs, and the PNC defendants appealed this judgment to the court of appeals. The consolidated appeals of the district court’s judgments were argued in January 2021.

94    The PNC Financial Services Group, Inc. – Form 10-Q

In August 2021, the court of appeals affirmed the judgment of the district court. The PNC defendants paid the judgment and a satisfaction of judgment was filed by plaintiffs with the district court.

USAA Patent Infringement Litigation

In September 2021, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319), pending in the United States District Court for the Eastern District of Texas (“the first Texas case”), the Court denied our motion to dismiss and our motion to transfer the case.

In April 2021, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110), pending in the United States District Court for the Eastern District of Texas, we moved to consolidate this action with the first Texas case and we filed motions to dismiss and transfer this action. In July 2021, this action was consolidated with the first Texas case. In September 2021, the Court denied our motion to dismiss and our motion to transfer, for the same reasons set forth in its September 2021 orders in the first Texas case. Trial in the two consolidated cases is presently scheduled to commence on April 18, 2022.

In July 2021, in United Services Automobile Association v. PNC Bank N.A (case No. 2:21-cv-246), pending in the United States District Court for the Eastern District of Texas, we filed motions to dismiss and transfer this action.

In August 2021, USAA filed a lawsuit, United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311), in the United States District Court for the Eastern District of Texas against BBVA USA for patent infringement. The complaint alleges that BBVA USA’s remote deposit capture systems infringe six patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that BBVA USA is infringing each of the patents, damages for willful infringement and attorneys’ fees. In October 2021, BBVA USA was merged into PNC Bank. Also in October 2021, we answered the complaint and asserted counterclaims for a declaratory judgment that the asserted patents are invalid and not infringed.

Other Regulatory and Governmental Inquiries

We are the subject of investigations, audits, examinations and other forms of regulatory and governmental inquiry covering a broad range of issues in our consumer, mortgage, brokerage, securities and other financial services businesses, as well as other aspects of our operations. In some cases, these inquiries are part of review of specified activities at multiple industry participants; in others, they are directed at PNC individually. From time to time, these inquiries have involved and may in the future involve or lead to regulatory enforcement actions and other administrative proceedings. These inquiries have also led to and may in the future lead to civil or criminal judicial proceedings. Some of these inquiries result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs and other consequences. Such remedies and other consequences typically have not been material to us from a financial standpoint but could be in the future. Even if not material, they may result in significant reputational harm or other adverse consequences.

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
The PNC Financial Services Group, Inc. – Form 10-Q 95

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

Our third quarter 2021 business segment results reflect the full quarter of BBVA's business operations, while results for the nine months ended September 2021 also include the impact of BBVA for the month of June. Until conversion of bank systems and branches as of October 12, 2021, PNC Bank and BBVA customers were served through their respective PNC Bank and BBVA branches, websites and mobile apps, financial advisors and relationship managers. Following conversion, there will be changes in the segmentation of BBVA USA customers as we continue to integrate data to PNC applications, finalize the review of customer relationships and better align customers with PNC's products and services. These changes will be reflected in fourth quarter reporting. See Note 2 Acquisition and Divestiture Activity for additional information on the acquisition of BBVA.

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 82. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 82: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$1,713	$1,241	$141	$(239)	$2,856
Noninterest income	662	1,056	256	367	2,341
Total revenue	2,375	2,297	397	128	5,197
Provision for (recapture of) credit losses	(113)	(99)	(6)	15	(203)
Depreciation and amortization	78	54	7	138	277
Other noninterest expense	1,811	926	248	325	3,310
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	599	1,416	148	(350)	1,813
Income taxes (benefit) from continuing operations	140	290	34	(141)	323
Net income (loss) from continuing operations	459	1,126	114	(209)	1,490
Less: Net income attributable to noncontrolling interests	12	3		1	16
Net income (loss) from continuing operations excluding noncontrolling interests	$447	$1,123	$114	$(210)	$1,474
Average Assets	$117,394	$202,268	$13,805	$225,775	$559,242
2020
Income Statement
Net interest income	$1,383	$1,012	$89		$2,484
Noninterest income	673	723	221	$180	1,797
Total revenue	2,056	1,735	310	180	4,281
Provision for (recapture of) credit losses	(157)	211	(19)	17	52
Depreciation and amortization	64	50	11	121	246
Other noninterest expense	1,448	613	200	24	2,285
Income from continuing operations before income taxes (benefit) and noncontrolling interests	701	861	118	18	1,698
Income taxes (benefit) from continuing operations	162	188	27	(211)	166
Net income from continuing operations	539	673	91	229	1,532
Less: Net income attributable to noncontrolling interests	9	3		1	13
Net income from continuing operations excluding noncontrolling interests	$530	$670	$91	$228	$1,519
Average Assets	$98,731	$183,266	$8,361	$171,781	$462,139

The PNC Financial Services Group, Inc. – Form 10-Q 97

(Continued from previous page)
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$4,572	$3,315	$346	$(448)	$7,785
Noninterest income	2,022	2,730	729	818	6,299
Total revenue	6,594	6,045	1,075	370	14,084
Provision for (recapture of) credit losses	(156)	(277)	8	(27)	(452)
Depreciation and amortization	214	152	16	385	767
Other noninterest expense	4,828	2,352	660	604	8,444
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,708	3,818	391	(592)	5,325
Income taxes (benefit) from continuing operations	396	818	91	(399)	906
Net income (loss) from continuing operations	1,312	3,000	300	(193)	4,419
Less: Net income attributable to noncontrolling interests	26	10		2	38
Net income (loss) from continuing operations excluding noncontrolling interests	$1,286	$2,990	$300	$(195)	$4,381
Average Assets	$103,820	$184,964	$11,124	$211,056	$510,964
2020
Income Statement
Net interest income	$4,229	$3,014	$266	$13	$7,522
Noninterest income	2,046	2,143	629	353	5,171
Total revenue	6,275	5,157	895	366	12,693
Provision for credit losses	1,049	2,254	23	103	3,429
Depreciation and amortization	188	149	34	366	737
Other noninterest expense	4,349	1,906	613	(16)	6,852
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	689	848	225	(87)	1,675
Income taxes (benefit) from continuing operations	161	160	52	(245)	128
Net income from continuing operations	528	688	173	158	1,547
Less: Net income attributable to noncontrolling interests	20	6		1	27
Net income from continuing operations excluding noncontrolling interests	$508	$682	$173	$157	$1,520
Average Assets	$98,764	$185,001	$8,041	$152,223	$444,029
(a)There were no material intersegment revenues for the three and nine months ended September 30, 2021 and 2020.

Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers. Our customers are serviced through our branch network, ATMs, call centers, online banking and mobile channels. As a result of the BBVA acquisition, we have become a coast-to-coast Retail Bank. Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network as we expand into new markets. Deposit products include checking, savings and money market accounts and certificates of deposit. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central America and South America. Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.
98    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two distinct operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families including investment and retirement planning, customized investment management, credit and cash management solutions, and trust management and administration. In addition, multi-generational family planning services are also provided to ultra high net worth individuals and families which include estate, financial, tax, fiduciary and customized performance reporting through PNC Private Bank Hawthorn.
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

Retail Banking

Table 83: Retail Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Product
Debit card fees	$184	$136	$486	$385
Deposit account fees	142	108	367	339
Brokerage fees	123	94	334	273
Net credit card fees (a)	53	50	157	130
Merchant services	46	40	125	112
Other	76	62	201	170
Total in-scope noninterest income by product	$624	$490	$1,670	$1,409
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$624	$490	$1,670	$1,409
Total out-of-scope noninterest income (b)	38	183	352	637
Total Retail Banking noninterest income	$662	$673	$2,022	$2,046
(a)Net credit card fees consists of interchange fees of $155 million and $121 million and credit card reward costs of $102 million and $71 million for the three months ended September 30, 2021 and 2020, respectively. Net credit card fees consists of interchange fees of $421 million and $341 million and credit card reward costs of $264 million and $211 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

The PNC Financial Services Group, Inc. – Form 10-Q 99

Corporate & Institutional Banking

Table 84: Corporate & Institutional Banking Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Product
Treasury management fees	$323	$231	$837	$665
Capital markets fees	354	132	778	494
Commercial mortgage banking activities	36	31	102	81
Other	17	18	64	55
Total in-scope noninterest income by product	$730	$412	$1,781	$1,295
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$730	$412	$1,781	$1,295
Total out-of-scope noninterest income (a)	326	311	949	848
Total Corporate & Institutional Banking noninterest income	$1,056	$723	$2,730	$2,143
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Treasury Management Fees
Corporate & Institutional Banking provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central America and South America. Treasury management fees are primarily recognized over time as we perform these services.
Asset Management Group

Table 85: Asset Management Group Noninterest Income Disaggregation

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Customer Type
Personal	$196	$164	$554	$465
Institutional	56	51	165	150
Total in-scope noninterest income by customer type (a)	$252	$215	$719	$615
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$252	$215	$719	$615
Total out-of-scope noninterest income (b)	4	6	10	14
Total Asset Management Group noninterest income	$256	$221	$729	$629
(a)Amounts include $248 million of Asset Management Fees and $4 million of Brokerage Fees for the three months ended September 30, 2021. Amounts include $713 million of Asset Management Fees and $6 million of Brokerage Fees for the nine months ended September 30, 2021. Amounts for the three and nine months ended September 30, 2020 consist only of Asset Management Fees. As described in the "Asset Management Services and Brokerage Fees" narrative following this table 85, Brokerage Fees were assumed by the Asset Management Group as a result of the BBVA acquisition..
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Asset Management Services and Brokerage Fees
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement plan fiduciary investment services. As a result of the acquisition of BBVA, the Asset Management Group assumed brokerage account client assets, resulting in brokerage fee revenue, included in the table above for the three and nine months ended September 30, 2021. We recognize fee revenue over the term of the customer contract based on the value of assets under management at a point in time.

100    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 SUBSEQUENT EVENTS

On October 14, 2021, following completion of the bank merger on October 8, 2021, PNC Bank completed a one-time return of capital of $3.0 billion to the parent company.

On October 29, 2021, PNC announced the redemption on November 9, 2021 of all of the outstanding senior notes due December 9, 2021 issued by PNC Bank, National Association in the amount of $750 million. The securities have a distribution rate of 2.550% and an original scheduled maturity date of December 9, 2021. The redemption price will be equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

The PNC Financial Services Group, Inc. – Form 10-Q 101

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Nine months ended September 30
	2021			2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$54,900	$644	1.56%	$51,453	$891	2.31%
Non-agency	1,142	66	7.70%	1,527	85	7.43%
Commercial mortgage-backed	6,280	116	2.47%	6,964	140	2.68%
Asset-backed	5,590	76	1.80%	5,115	103	2.70%
U.S. Treasury and government agencies	31,017	315	1.34%	16,714	240	1.88%
Other	4,889	112	3.05%	4,567	120	3.51%
Total securities available for sale	103,818	1,329	1.70%	86,340	1,579	2.43%
Securities held to maturity
Asset-backed				24		2.66%
U.S. Treasury and government agencies	802	17	2.86%	783	17	2.85%
Other	667	20	4.05%	648	21	4.32%
Total securities held to maturity	1,469	37	3.40%	1,455	38	3.50%
Total investment securities	105,287	1,366	1.73%	87,795	1,617	2.45%
Loans
Commercial and industrial	140,368	3,049	2.87%	140,701	3,286	3.07%
Commercial real estate	32,452	734	2.98%	28,689	663	3.03%
Equipment lease financing	6,321	182	3.83%	6,958	201	3.85%
Consumer	53,695	1,934	4.82%	56,279	2,099	4.98%
Residential real estate	29,048	730	3.35%	22,292	644	3.85%
Total loans	261,884	6,629	3.36%	254,919	6,893	3.58%
Interest-earning deposits with banks	81,383	74	0.12%	37,582	80	0.28%
Other interest-earning assets	8,345	142	2.27%	10,028	199	2.64%
Total interest-earning assets/interest income	456,899	8,211	2.38%	390,324	8,789	2.98%
Noninterest-earning assets	54,065			53,705
Total assets	$510,964			$444,029
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$69,105	$15	0.03%	$59,426	$130	0.29%
Demand	99,154	23	0.03%	80,371	100	0.17%
Savings	86,662	32	0.05%	74,279	217	0.39%
Time deposits	18,577	29	0.21%	21,084	143	0.91%
Total interest-bearing deposits	273,498	99	0.05%	235,160	590	0.34%
Borrowed funds
Federal Home Loan Bank borrowings	883	3	0.42%	11,051	98	1.16%
Bank notes and senior debt	22,663	172	1.00%	28,040	366	1.72%
Subordinated debt	6,315	64	1.35%	5,935	91	2.05%
Other	4,701	36	1.02%	6,199	64	1.33%
Total borrowed funds	34,562	275	1.05%	51,225	619	1.59%
Total interest-bearing liabilities/interest expense	308,060	374	0.16%	286,385	1,209	0.56%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	133,999			90,078
Accrued expenses and other liabilities	14,787			16,251
Equity	54,118			51,315
Total liabilities and equity	$510,964			$444,029
Interest rate spread			2.22%			2.42%
Impact of noninterest-bearing sources			0.06			0.15
Net interest income/margin		$7,837	2.28%		$7,580	2.57%
(continued on following page)

102    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended September 30
	2021			2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$63,163	$223	1.41%	$52,215	$265	2.03%
Non-agency	1,051	21	8.07%	1,437	26	7.26%
Commercial mortgage-backed	6,134	35	2.34%	6,927	44	2.50%
Asset-backed	5,608	21	1.50%	5,033	30	2.44%
U.S. Treasury and government agencies	38,149	115	1.18%	18,724	79	1.64%
Other	4,994	37	2.90%	4,723	39	3.39%
Total securities available for sale	119,099	452	1.51%	89,059	483	2.16%
Securities held to maturity
Asset-backed
U.S. Treasury and government agencies	807	6	2.88%	788	6	2.86%
Other	680	7	4.33%	655	7	4.20%
Total securities held to maturity	1,487	13	3.54%	1,443	13	3.47%
Total investment securities	120,586	465	1.54%	90,502	496	2.18%
Loans
Commercial and industrial	152,964	1,095	2.80%	139,795	1,008	2.82%
Commercial real estate	37,054	300	3.17%	29,081	197	2.65%
Equipment lease financing	6,300	61	3.83%	6,771	64	3.80%
Consumer	57,533	703	4.85%	54,692	645	4.69%
Residential real estate	37,475	295	3.15%	22,753	213	3.74%
Total loans	291,326	2,454	3.32%	253,092	2,127	3.32%
Interest-earning deposits with banks	80,274	31	0.16%	60,327	15	0.10%
Other interest-earning assets	9,113	47	2.03%	9,752	55	2.23%
Total interest-earning assets/interest income	501,299	2,997	2.36%	413,673	2,693	2.57%
Noninterest-earning assets	57,943			48,466
Total assets	$559,242			$462,139
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$82,911	$6	0.03%	$63,598	$12	0.07%
Demand	106,588	7	0.03%	87,226	12	0.05%
Savings	89,679	10	0.04%	77,479	22	0.11%
Time deposits	19,293	6	0.12%	20,248	28	0.58%
Total interest-bearing deposits	298,471	29	0.04%	248,551	74	0.12%
Borrowed funds
Federal Home Loan Bank borrowings				7,196	9	0.47%
Bank notes and senior debt	22,573	56	0.97%	25,858	71	1.08%
Subordinated debt	6,787	22	1.28%	5,936	22	1.51%
Other	4,992	12	0.93%	4,354	16	1.31%
Total borrowed funds	34,352	90	1.03%	43,344	118	1.06%
Total interest-bearing liabilities/interest expense	332,823	119	0.14%	291,895	192	0.26%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	155,948			101,931
Accrued expenses and other liabilities	15,332			15,341
Equity	55,139			52,972
Total liabilities and equity	$559,242			$462,139
Interest rate spread			2.22%			2.31%
Impact of noninterest-bearing sources			0.05			0.08
Net interest income/margin		$2,878	2.27%		$2,501	2.39%
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
(b)Loan fees for the three months ended September 30, 2021 and September 30, 2020 were $54 million and $38 million, respectively. Loan fees for the nine months ended September 30, 2021 and September 30, 2020 were $151 million and $117 million, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 103

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income (GAAP)	$7,785	$7,522	$2,856	$2,484
Taxable-equivalent adjustments	52	58	22	17
Net interest income (non-GAAP)	$7,837	$7,580	$2,878	$2,501
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
104    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2021 are included in the following table.

2021 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 - 31	3	$183.43		75,109
August 1 – 31	956	$188.93	956	74,153
September 1 – 30	1,105	$191.85	1,105	73,048
Total	2,064	$190.49
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
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. PNC announced on March 16, 2020 a temporary suspension of our common stock repurchase program in conjunction with the Federal Reserve’s effort to support the U.S. economy during the pandemic. We continued the suspension through the second quarter of 2021, with the exception of employee benefit-related purchases in the third quarter of 2020, consistent with extension of the Federal Reserves's special capital distribution restrictions. During the second quarter of 2021, PNC announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021. In the third quarter of 2021, we returned $0.4 billion of capital to shareholders through common share repurchases, representing 2.1 million shares.

The PNC Financial Services Group, Inc. – Form 10-Q 105

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
3.1.8
Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T (incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021)

4.11
Deposit Agreement, dated as of September 13, 2021, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts described therein (incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021)

10.6.1	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.
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
106    The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 107

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 3, 2021 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

108    The PNC Financial Services Group, Inc. – Form 10-Q