Form 10-K
period 2021-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2022-02-25
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2021, determined using the per share closing price on that date on the New York Stock Exchange of $190.76, was approximately $80.8 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 4, 2022: 418,454,799
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2021 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2021 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2021 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2021 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2021 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for financial performance, such as earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 21 Legal Proceedings in the Notes to Consolidated Financial Statements included in Item 8 of this Report. In this Report, “PNC”, “we”, “us”, “the Company” or “the Corporation” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 191 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS

Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S. At December 31, 2021, our consolidated total assets, total deposits and total shareholders’ equity were $557.2 billion, $457.3 billion and $55.7 billion, respectively.

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

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA USA Bancshares, Inc. (BBVA), a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. PNC paid $11.5 billion in cash as consideration for the acquisition.

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results for the twelve months ended December 31, 2021 reflect the benefit of BBVA’s acquired business operations for the period since the acquisition closed on June 1, 2021. PNC's balance sheet at December 31, 2021 includes balances from BBVA.

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

Subsidiaries

Our corporate legal structure at December 31, 2021 consisted of one domestic subsidiary bank, including its subsidiaries, and 54 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. Our bank subsidiary is PNC Bank, a national bank headquartered in Pittsburgh, Pennsylvania. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  1

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	187
Analysis Of Year-To-Year Changes In Net Interest Income	188
Maturities And Weighted-Average Yield Of Securities	117
Selected Loan Maturities And Interest Sensitivity	190
Credit Ratios	66, 70 and 71
Allocation Of Allowance For Credit Losses	70
Average Amount And Average Rate Paid On Deposits	187
Uninsured Deposits and Time Deposits	190

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

In addition, we are subject to comprehensive supervision and examination by, among other regulatory bodies, the Federal Reserve and the OCC. These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls and internal audit function, earnings, liquidity and various other factors.

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

As a regulated financial services firm, our relationships and good standing with regulators are of fundamental importance to the operation and growth of our businesses. The Federal Reserve, OCC, CFPB, SEC, CFTC and other domestic and foreign regulators have broad enforcement powers, and certain of the regulators have the power to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses, assets or deposits, expand our operations geographically or reconfigure existing operations.

2    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

The profitability of our businesses also is affected by rules and regulations that impact the business and financial sectors in general, including laws governing taxation, antitrust regulation, electronic commerce, data security and privacy.

There are numerous rules governing the regulation of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws, regulations and policies that apply to us. To a substantial extent, the purpose of the regulation and supervision of financial services institutions and their holding companies is not to protect our shareholders and our non-customer creditors, but rather to protect our customers (including depositors), the financial markets and financial system in general.

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

In 2019, the federal banking agencies adopted rules to better tailor the application of their capital, liquidity and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization (the “2019 Tailoring Rules”). Effective January 1, 2020, the agencies’ capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital and liquidity requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III firms because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. PNC and PNC Bank would become a Category I or II institution, and subject to more stringent capital and liquidity standards, if PNC were at some point in the future to have $700 billion or more in total consolidated assets, be designated as a GSIB, or have $75 billion or more in cross-jurisdictional activity. As of December 31, 2021, PNC had cross-jurisdictional activities for these purposes of $21.4 billion.

The regulatory capital rules generally divide regulatory capital into three components: CET1 capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, and qualifying minority interest less required deductions. As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available for sale securities and pension and other post-retirement plans from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less required deductions. Tier 2 capital generally comprises qualifying subordinated debt and, subject to certain quantitative limits, ACL, less any required deductions from Tier 2 capital. The regulatory capital rules limit the extent to which minority interests in consolidated subsidiaries may be included in regulatory capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Under the regulatory capital rules, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such items individually
The PNC Financial Services Group, Inc. – 2021 Form 10-K  3

exceed 25% of the institution’s adjusted CET1 capital. As of December 31, 2021, PNC and PNC Bank’s investments in unconsolidated financial institutions, MSRs and deferred tax assets did not exceed this threshold.

The agencies’ capital rules also permit banking organizations to elect to phase-in, on a straight-line basis over a three-year period, the day-one regulatory capital effects of implementing the Financial Accounting Standards Board’s ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as the CECL standard. PNC implemented the CECL standard effective January 1, 2020, but elected not to implement the phase-in of the day-one regulatory capital effects of the standard. Separately, the federal banking agencies adopted a rule that permits banking organizations that are subject to CECL during 2020 to delay CECL’s estimated impact on CET1 capital. CECL’s estimated impact on CET1 capital is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. For institutions electing to utilize this CECL transition rule for regulatory capital, the estimated CECL impact was added to CET1 through December 31, 2021, and will be phased-out over the following three years. PNC and PNC Bank have elected this five-year transition period effective March 31, 2020, which impacts the regulatory capital ratios disclosed in this Report. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Report for more detail on the CECL standard.

PNC and PNC Bank are required to use the standardized approach for determining a banking organization’s risk-weighted assets for purposes of calculating the risk-based capital ratios. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by risk weights set forth in the rules, with the risk weights increasing as the perceived credit risk of the relevant asset or exposure increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. High volatility commercial real estate, past due, and equity exposures, as well as MSRs and deferred tax assets that are not deducted from capital, are generally subject to higher risk weights than other types of exposures. Under the market risk capital rule, risk-weighted asset amounts for covered trading positions are determined based on the calculation of VaR (including stressed VaR), specific risk, incremental risk and comprehensive risk amounts, as specified in the capital rules.

We refer to the capital ratios calculated using the definition of capital under the agencies’ Basel III capital rules and, for the risk-based ratios, standardized risk-weighted assets, as our Basel III regulatory capital ratios.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” In 2020, the Federal Reserve introduced a CET1 SCB for BHCs subject to the Federal Reserve’s CCAR process, such as PNC. The SCB is calculated based on the difference between a firm’s starting and minimum CET1 ratio (as projected by the Federal Reserve) in the supervisory severely adverse scenario during the CCAR process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2021, PNC’s SCB for the period from the fourth quarter of 2021 through the third quarter of 2022 was set at 2.5%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

PNC and PNC Bank must maintain risk-based capital above the minimum risk-based capital ratio requirements plus its SCB (in the case of PNC) or capital conservation buffer (in the case of PNC Bank) in order to avoid limitations on capital distributions, including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock and certain discretionary incentive compensation payments. As a result, PNC and PNC Bank must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a Total capital ratio of at least 10.5% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. Because PNC’s SCB is established as part of the CCAR process, and is based on PNC’s projected performance (as determined by the Federal Reserve) under the relevant supervisory severely adverse scenario (which can change, potentially materially, from stress test to stress test), PNC’s SCB may vary, potentially materially, over time and, thus, PNC may be required to maintain capital above these levels to avoid limitations on capital distributions and certain discretionary incentive compensation payments. In addition, while a firm’s SCB is typically determined as part of the Federal Reserve’s annual CCAR process, the Federal Reserve has the right to conduct supervisory stress tests, require a firm to submit a revised capital plan and calculate a firm’s SCB more frequently. BHCs subject to a SCB, such as PNC, generally may increase their capital distributions without seeking prior Federal Reserve approval, provided the BHC otherwise complies with its SCB and any other applicable capital or capital distribution requirements.

For Category III banking organizations (such as PNC and PNC Bank), the Federal Reserve can supplement these higher SCB or capital conservation buffer levels above the regulatory minimums by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer, which must be held in the form of CET1 capital, is currently set at zero in the U.S. A Federal Reserve policy statement establishes the framework and factors the Federal Reserve would use in setting and adjusting the amount of
4    The PNC Financial Services Group, Inc. – 2021 Form 10-K

the U.S. countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve establishes an earlier effective date.

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, and require Category III banking organizations to maintain a minimum amount of Tier 1 capital as compared to total leverage exposure, referred to as the supplementary leverage ratio. Total leverage exposure takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%, and Category III banking organizations must maintain a minimum supplementary leverage ratio of 3.0%. As of December 31, 2021, the leverage and supplementary leverage ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum total loss-absorbing capacity or enhanced supplementary leverage ratio requirements that apply to U.S. GSIBs. However, it is possible that the agencies will consider applying one or more of these requirements in the future to a larger subset of BHCs or insured depository institutions like PNC and PNC Bank.

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

At December 31, 2021, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report and Note 20 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of this Report.

In addition to regulatory capital requirements, we are subject to the Federal Reserve’s capital plan rule, capital stress testing requirements and CCAR process, as well as the DFAST requirements of the Federal Reserve and the OCC.

As part of the CCAR process, the Federal Reserve undertakes a supervisory assessment of the capital planning process of BHCs, including PNC, that have $100 billion or more in total consolidated assets. For us, this capital planning assessment is based on a review of a comprehensive capital plan submitted to the Federal Reserve that describes the company’s planned capital actions, such as plans to pay or increase common stock dividends, engage in common stock repurchase programs, or issue or redeem preferred stock or other regulatory capital instruments during a nine quarter review period, as well as the results of stress tests conducted by both the company and the Federal Reserve under different hypothetical macroeconomic scenarios, including a supervisory severely adverse scenario provided by the Federal Reserve. The Federal Reserve’s capital plan rule provides that a BHC must resubmit a new capital plan prior to the next annual submission date if, among other things, there has been or will be a material change in the BHC’s risk profile, financial condition or corporate structure since its last capital plan submission.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  5

In connection with the 2022 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2021, with the Federal Reserve by April 6, 2022. In June 2022, we expect to receive PNC’s preliminary SCB for the period from the fourth quarter of 2022 through the third quarter of 2023. The Federal Reserve must provide firms their final SCB for this period by August 31, 2022, which would reflect any changes made to the firm’s planned common stock dividends to remain in compliance with the firm’s SCB.

As part of the annual CCAR and DFAST processes, the Federal Reserve releases certain revenue, loss and capital results for each participating firm from its supervisory stress testing exercises. As a Category III institution, PNC must conduct a company-run DFAST stress test biennially in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macroeconomic scenario and applying the agencies’ DFAST capital action assumptions.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee’s Basel III framework also includes short-term liquidity standards (LCR) and long-term funding standards (NSFR).

The U.S. banking agencies’ LCR rules are designed to ensure that covered banking organizations maintain an adequate level of cash and high-quality liquid assets to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions prescribed in the rules (net cash outflow). A company’s LCR is the amount of its high-quality liquid assets divided by its net cash outflows, expressed as a percentage, and as calculated under the rules. The regulatory minimum LCR that covered banking organizations are required to maintain is 100%. PNC and PNC Bank are required to calculate the LCR on a daily basis. If either institution’s LCR is below the minimum requirement for three consecutive business days, the institution must promptly provide its regulator with a plan for achieving compliance with the minimum LCR requirement. At December 31, 2021, the LCR for PNC and PNC Bank exceeded the required minimum levels.

The NSFR, which became effective on July 1, 2021, is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. A covered BHC’s NSFR is the ratio of its available stable funding to its required stable funding amount (as calculated under the rules) over a one-year horizon. The regulatory minimum ratio for all covered banking organizations (expressed as a percentage) is 100%. PNC and PNC Bank are required to calculate the NSFR on an ongoing basis. If either institution’s NSFR falls, or is likely to fall below, the minimum requirement, the institution must provide its regulator with a plan for achieving compliance with the minimum NSFR requirement. At December 31, 2021, the NSFR for PNC and PNC Bank exceeded the required minimum levels.

As Category III institutions with less than $75 billion in weighted short-term wholesale funding, PNC and PNC Bank are subject to reduced LCR and NSFR requirements, with each company’s LCR net outflows and required stable funding (as calculated under the rules) reduced by 15%, thereby reducing the amount of high-quality liquid assets or available stable funding each institution must hold to meet the LCR and NSFR minimum requirements, respectively. As of December 31, 2021, PNC had weighted short-term wholesale funding for these purposes of $32.5 billion.

The Federal Reserve requires large BHCs, including PNC, to publicly disclose certain quantitative and qualitative measures of their LCR- and NSFR-related liquidity profile. These disclosures include major components used to calculate the LCR and NSFR (e.g., high-quality liquid assets, cash outflows and inflows for the LCR, and available stable funding and required stable funding for the NSFR, at the consolidated parent company), and a qualitative discussion of the BHC’s LCR and NSFR results, including, among other things, key drivers of the results, composition of high-quality liquid assets and available stable funding, and concentration of funding sources.

Additionally, as a Category III institution, PNC also is subject to Federal Reserve rules that require PNC to, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test and maintain a contingency funding plan that meets certain requirements.

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
6    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Notes to Consolidated Financial Statements in Item 8 of this Report. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

Federal Reserve rules provide that a BHC is expected to serve as a source of financial strength to its subsidiary banks and to commit resources to support such banks if necessary. Dodd-Frank requires that the Federal Reserve jointly adopt new rules with the OCC and the FDIC to implement this source of strength requirement. These joint rules have not yet been proposed. Consistent with this source of strength policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a BHC generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Further, in providing guidance to the large BHCs participating in the CCAR exercise, such as PNC as discussed above, the Federal Reserve has expected capital plans to reflect conservative dividend payout ratios.

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company (referred to as the single counterparty credit limit (SCCL)), and certain oversight and governance responsibilities for PNC’s Chief Risk Officer, the Board of Directors, and the Risk Committee of the Board of Directors. Under the Federal Reserve’s SCCL rules, PNC’s aggregate net credit exposure (including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities and derivative transactions) to any unaffiliated counterparty may not exceed 25% of PNC’s Tier 1 capital.

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  7

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than Satisfactory. A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than Satisfactory. At December 31, 2021, PNC Bank had a rating of Outstanding with respect to CRA.

Volcker Rule. The Volcker Rule and its implementing regulations prohibit banking entities from engaging in short-term trading as principal and having certain ownership interests in and relationships with hedge funds, private equity funds, and certain other private funds (together, “covered funds”), unless an exemption or exception applies. For example, the exemptions under the Volcker Rule allow banking entities to trade as principal for securities underwriting, market making and risk-mitigating hedging purposes, subject to a variety of conditions. As a result of rule changes adopted in 2019, PNC and PNC Bank are subject to simplified and tailored compliance program requirements because each entity has trading assets and liabilities of less than $20 billion. To date, the prohibitions under the final Volcker Rule regulations have not had a material effect on our businesses or revenue.

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate based on the actions, operations or risk management programs of a BHC, an insured depository institution or their subsidiaries, and the Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive. A finding that we have engaged in a deceptive act or practice may have collateral consequences on our ability to rely on certain exemptions in, or take advantage of certain provisions of, the securities laws absent a government waiver of such restrictions.

Moreover, less than satisfactory examination ratings, lower capital or liquidity ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large banks, including PNC Bank. The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. If the OCC determines that a covered national bank is not in compliance with these or other enforceable guidelines (including guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing regulation, Regulation W, place quantitative and qualitative restrictions on covered transactions between a bank and its affiliates (for example between PNC Bank, on the one hand, and The PNC Financial Services Group, Inc. and its non-bank subsidiaries, on the other hand). In general, Section 23A and Regulation W limit the total amount of covered transactions between a bank and any single affiliate to 10% of the bank’s capital stock and surplus, limit the total amount of covered transactions between a bank and all its affiliates to 20% of the bank’s capital stock and surplus, prohibit a bank from purchasing low-quality assets from an affiliate and require certain covered transactions to be secured with prescribed amounts of collateral. Covered transactions include, among other things, extensions of credit, guarantees and purchases of assets. Section 23B generally requires that transactions between a bank and its affiliates be on terms that are at least as favorable to the bank as the terms that would apply in comparable transactions between the bank and a third party. Dodd-Frank amended Section 23A of the Federal Reserve Act to include as a covered transaction the credit exposure of a bank to an affiliate arising from a derivative transaction with the affiliate. The Federal Reserve has yet to propose rules to implement these revisions.

The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements. As a result of the amount of PNC common stock held by its advised mutual funds and other accounts, the Vanguard Group is considered a principal shareholder of PNC Bank for purposes of these regulations. The federal banking agencies have issued an interagency statement addressing the application of these insider lending restrictions to the other portfolio companies owned or controlled by the advised funds and accounts of a fund complex that could be considered a principal shareholder of a bank, which is effective through the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are considered insiders of the bank. The statement explains that the federal banking agencies will continue to exercise discretion to not take enforcement action against either a fund complex that is a principal shareholder of a bank, or a bank for which a fund complex is a principal shareholder, with respect to extensions of credit by the bank to the related interests of such fund complex that otherwise would violate the insider lending restrictions, subject to certain conditions.
8    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

The trust, investment advisory and other fiduciary activities conducted by PNC Bank also are subject to the OCC’s regulations governing the fiduciary activities of national banks, as well as applicable state fiduciary laws. The OCC’s regulations, among other things, set standards for the administration of fiduciary accounts, prohibit or govern potential conflicts of interests and establish recordkeeping requirements for fiduciary accounts.

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or BHC, or to merge or consolidate with any other BHC. In reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC, the factors the Federal Reserve must consider include (i) the competitive effects of the proposal in the relevant geographic markets; (ii) the financial and managerial resources and future prospects of the companies and banks involved in the transaction; (iii) the effect of the transaction on the financial stability of the U.S.; (iv) the organizations’ compliance with anti-money laundering laws and regulations; (v) the convenience and needs of the communities to be served; and (vi) the records of performance under the CRA of the insured depository institutions involved in the transaction. On July 9, 2021, President Biden signed an executive order that, among other things, recommended that the U.S. Department of Justice and federal banking agencies update guidelines on banking mergers to provide more robust scrutiny of mergers.

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

OCC prior approval is required for PNC Bank to acquire another insured bank or savings association by merger or to acquire deposits or substantially all of the assets of such institutions. In deciding whether to approve such a transaction, the OCC is required to consider factors similar to those that must be considered by the Federal Reserve in connection with the acquisition of a bank or BHC. Approval of the OCC and the FDIC is required to merge a non-bank entity into PNC Bank.

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

FDIC Insurance and Related Matters. PNC Bank is insured by the FDIC and subject to deposit premium assessments. PNC Bank, as an insured depository institution with over $50 billion in assets and controlled by a BHC with over $500 billion in assets, will be reclassified as a "highly complex institution" under the FDIC’s methodology for determining premium assessments in the second quarter of 2022. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary federal banking regulator through its examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC, including brokered deposits. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

PNC Bank is subject to certain enhanced deposit insurance recordkeeping requirements adopted by the FDIC, which are designed to assist the FDIC to promptly determine whether, or to what extent, a large bank’s deposits are covered by deposit insurance if the bank were to fail.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  9

Federal banking laws and regulations also apply a variety of requirements or restrictions on insured depository institutions with respect to brokered deposits. For instance, only a “well capitalized” insured depository institution may accept brokered deposits without prior regulatory approval. In addition, brokered deposits are generally subject to higher outflow assumptions than other types of deposits for purposes of the LCR. The FDIC has issued rules and guidance for determining whether deposits are considered “brokered.”

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies. The agencies, however, have reserved the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan. PNC filed a targeted resolution plan in December 2021.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. In January 2021, the FDIC lifted the moratorium that it had instituted on resolution plan filings by insured depository institutions. PNC Bank’s next resolution plan is due in December 2022.

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
10    The PNC Financial Services Group, Inc. – 2021 Form 10-K

and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

The CFTC regulates swap dealers, other than security-based swap dealers, which are regulated by the SEC. PNC Bank is provisionally registered as a swap dealer with the CFTC. Because of the limited volume of our security-based swap dealing activities, PNC Bank has not registered (and currently does not intend to register) with the SEC as a security-based swap dealer.

PNC Bank’s derivatives and foreign exchange businesses are subject to the regulations and requirements imposed on CFTC-registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. The CFTC’s regulations are intended to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives and foreign exchange markets, (iii) provide enhanced disclosures and protections to customers and (iv) promote market integrity. Among other things, these regulations (i) require that, absent certain specified exemptions, most standardized swaps be centrally cleared through a regulated clearing house and be traded on a centralized exchange or swap execution facility; (ii) subject PNC Bank to capital requirements in excess of historical practice; (iii) subject PNC Bank to comprehensive recordkeeping, regulatory reporting and real-time public reporting requirements; (iv) subject PNC Bank to various business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives and any conflicts of interest associated with their swap; (v) impose special duties on PNC Bank when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment); and (vi) impose margin requirements on certain swaps that are not centrally cleared through a regulated clearing house.

The regulations and requirements applicable to PNC Bank, as a provisionally registered CFTC swap dealer, have imposed and will continue to impose compliance burdens on PNC Bank and introduce additional legal risks (including as a result of applicable anti-fraud and anti-manipulation provisions and private rights of action). In addition, failure to comply with the “pay-to-play” regulations that govern our swap and municipal securities businesses could result in limitations on PNC Bank’s ability to conduct swap and municipal securities business with state or local governments and their authorities.

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

Our businesses compete for deposits and/or loans with:
•Other commercial banks,
•Savings banks,
•Credit unions,
•Consumer finance companies,
•Leasing companies,
•Other non-bank lenders,
•Financial technology companies,
•Treasury management service companies,
•Insurance companies,
•Issuers of commercial paper and other securities, including mutual funds, and
•Other international money transfer businesses.

In providing asset management services, our businesses compete with:
•Investment management firms,
•Large banks and other financial institutions,
•Brokerage firms,
•Financial technology companies,
•Mutual fund complexes, and
•Insurance companies.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  11

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

Human Capital
We place great importance on having the right people, in the right roles, with the right skills, and doing their best work. By focusing on the growth and development of our talented team members, we believe we are best positioned to deliver results for our customers. We believe when our employees deliver for our customers, they deliver for our communities and shareholders as well.

PNC devotes substantial resources to managing its human capital. Our Board of Directors provides oversight of our human capital management strategies, programs and policies developed by our senior management team and is assisted by our Board's Nominating and Governance and Human Resources Committees. Our Management Level Executive Committee assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters.

The Board of Directors also includes a Special Committee on Equity & Inclusion, which assists the Board in its oversight of management’s equity and inclusion efforts. Additionally, under the leadership of the Chief Corporate Responsibility Officer, PNC operates a corporate responsibility department. The Chief Corporate Responsibility Officer is a member of the Executive Committee, reporting directly to the Chief Executive Officer. The Board of Directors provides formal oversight of the company’s corporate responsibility strategy and regularly reviews policies, programs and strategies foundational to the work of the corporate responsibility department.

Employees totaled 59,426 at December 31, 2021. This total included 57,668 full-time and 1,758 part-time employees, of which 32,563 full-time and 1,669 part-time employees were employed in our Retail Banking business.

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
•Supporting a strong, ethical culture anchored in our corporate values and doing the right thing for our employees, customers, communities and shareholders.
•Continuing to focus on improving workforce diversity and creating an equitable and inclusive work place.

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders, and we measure our managers against our Leadership Standards. Our talent priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands we fill approximately 63% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 500 interns and 500 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas. In regard to recruiting and retaining talent amid an ever-changing landscape, we have set an objective of making long-
12    The PNC Financial Services Group, Inc. – 2021 Form 10-K

term flexibility a differentiator for PNC. Our flexible workforce model includes personnel in fully remote, fully on-site and hybrid (mix of remote/on-site) positions based on role and job responsibilities. Our approach to flexibility will evolve as we learn and evaluate what works best for our employees and PNC.
•Diversity, equity and inclusion. We focus on attracting, developing and retaining a diverse workforce that reflects and is equipped to meet the needs of our diverse customer base. Based on employee self-disclosure, we measure representation of LGBTQ+, people with disabilities, veterans and women, and across all races and certain ethnicities. As of December 31, 2021, approximately 59% of PNC’s workforce and 50% of PNC’s employees in managerial roles were women. People of color represented approximately 34% of PNC’s workforce, including 26% of our employees in managerial roles, as of December 31, 2021. As part of building a pipeline of diverse talent, 77% of the early career development program participants in 2021 were diverse, including LGBTQ+, women, veterans, people of color and those with a disability.
•Total rewards. We are committed to providing competitive compensation and benefits programs as part of our overall strategy to retain and recruit diverse talent. We design our compensation and benefits programs to focus on three key aspects of employee well-being: health, money and quality of life. These programs include competitive base salaries and, depending on eligibility, cash incentive and/or stock-based award opportunities, an Employee Stock Purchase Plan, a 401(k) Plan with employer match, a pension plan, healthcare, life insurance and disability benefits, health savings and dependent care flexible spending accounts, paid time off, paid maternity and parental leave, family care resources, flexible work schedules, a robust wellness program with incentives, adoption assistance, employee assistance programs and educational assistance, among others. Additionally, we conduct pay equity analyses to determine if employees are being compensated fairly and consistently across roles.
•Employee engagement. Twice a year, PNC conducts employee surveys to measure employee engagement because we believe that engaged employees have lower attrition rates and improved customer outcomes.

PNC continues to recognize the impacts that the COVID-19 pandemic has had and will likely continue to have on our human capital. We are monitoring the status of the pandemic nationally and locally and continue to prioritize the safety and well-being of our employees, while complying with all state and local health mandates and managing in accordance with Center for Disease Control guidelines. Our various strategies and policies in place to promote the health and safety of our employees who need to be on-site to execute their job responsibilities continue to evolve.

Climate Change Strategy

We recognize that environmental issues, such as climate change, could pose significant financial, legal and reputational risk to PNC. PNC’s sustainability and climate change strategy is based on a four-pronged approach: (i) maintaining risk management controls that incorporate climate change considerations, (ii) managing our internal operations in a sustainable manner, (iii) helping our clients finance their sustainable operations and (iv) managing capital for our clients in responsible ways. We adapt this approach based on best practices as we learn what works for PNC and our stakeholders.

Our governance of climate issues seeks to ensure an appropriate balancing of financial priorities and environmental considerations as we pursue our purpose of helping all of our stakeholders move forward financially. PNC’s Board oversees climate change-related efforts. Specific internal working groups, engaging with relevant stakeholders within PNC, then carry out these efforts. In addition, we have established a risk management framework to identify, assess, monitor and report on environmental and social risks, including those related to climate change. PNC has also developed a carbon intensity score, which is a top-down assessment of the carbon intensity of our loan portfolio. Aligning with qualitative assessments of carbon intensities within industries, the carbon intensity scores are primarily used as a high-level benchmarking and portfolio trend tool.

We assess climate change risks under two distinct categories: transition risks and physical risks. Transition risks are experienced as the world moves toward a low-carbon economy and becomes less reliant upon fossil fuels. They can be reputational in nature or driven by changes in the market, technology and/or policy. Because transition risks are typically experienced to a greater degree in the short- to medium-term, they are dependent upon near-term policy decisions. Physical risks exist due to the increased severity of natural hazards stemming from a changing climate and we believe are realized to a greater degree in the medium-to-long-term. Transition and physical risks each requires a different risk management approach, and we explore a range of possible outcomes to gain insight on how to best manage these risks.

For more information on PNC’s climate change-related risks, see Item 1A Risk Factors and the Credit Risk Management Section of Item 7 of this Report.

SEC Reports and Corporate Governance Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC File Number is 001-09718.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  13

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

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Human Resources, or Risk Committees (all of which are posted on our corporate website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at corporate headquarters at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge.

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

14    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance risk taking with revenue generation and profitability. We discuss our principal risk management oversight and processes and, in appropriate places, related historical performance and other metrics in the Risk Management section included in Item 7 of this Report.

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
•A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
•The scheduled discontinuance of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.
•Climate change and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
•We are subject to risks related to the use of technology which is critical to our ability to maintain or enhance the competitiveness of our businesses and is dependent on having the right to use the underlying intellectual property. We could also suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology, including as a result of third party breaches of data security either at PNC or at third parties handling PNC information.
•Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties, the concentration and mix of our loan portfolio, market interest rates and movements in those rates and changes in the values of financial assets.
•We are subject to risks related to the selection of accounting methods, inaccurate estimates and assumptions and to risks related to poorly designed and implemented models that are extensively used in our business.
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
•We are subject to risks related to growing our business by acquiring other financial services business from time to time as these acquisitions, including the acquisition of BBVA, present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.
The COVID-19 pandemic has resulted in widespread and continuing impacts on economic and financial conditions, our customers and our employees. While economic conditions have improved since the first half of 2020, the recovery has been inconsistent across different geographic regions, sectors, companies and individuals and subject to setbacks as conditions related to the pandemic fluctuate. There is still a great deal of uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound. While many of the impacts have subsided, including as a result of relaxation of responsive measures to manage the pandemic, future developments may lead to reimposed or new responsive measures that otherwise increase the negative economic impacts of the pandemic. Accordingly, the pandemic and its consequences had and are likely to continue to have an adverse effect,
The PNC Financial Services Group, Inc. – 2021 Form 10-K  15

possibly materially, on our overall business and financial performance. The following are examples of the most likely impacts on PNC:
•National macroeconomic indicators, forecasts and performance expectations have all steadily improved, which has had a beneficial impact on our credit risk, but uncertainty remains regarding lifetime losses of certain portions of our commercial and consumer portfolios. For commercial borrowers, there are still lingering concerns around industries that have been affected by COVID-19 related restrictions and market changes. For these industries, where unrestricted commerce has recently returned, the recovery will lag the broader economy. Where restrictions persist or market changes have emerged, the impact and eventual level of recovery are less certain. For consumer borrowers, payment behavior upon expiration of government stimulus, including recently expired enhanced unemployment benefits, is still difficult to predict. As a result, there is a likelihood that certain of our commercial and consumer customers or counterparties will become delinquent on their loans or other obligations to us, which, in turn, will result in a higher level of non-performing loans and net charge-offs. In addition, given the uncertainty about the length and severity of the pandemic and the strength or reversal of the economic rebound, our provision for credit losses may be more volatile period-to-period with a corresponding increase in period-to-period volatility in our net income.
•There has been and there is likely to continue to be a decrease in the demand for certain of our products and services which could be further exacerbated if customers lose confidence due to concerns regarding the economy, including as a result of inflationary pressures or supply chain disruptions.
•While customer deposits have grown, aiding our liquidity, future changes in behavior resulting in declining deposit balances would likely increase our funding costs and reduce our net interest income and liquidity resources.
•Some of the legislation responsive to the outbreak, including the CARES Act and the Consolidated Appropriations Act, provides for certain commercial and consumer protections which have altered and may continue to alter the profitability of the transactions in which we engage. These laws may be extended or increased in scope, and other laws may be enacted in response to the pandemic that have similar or broader effects on us.
•Other laws related to employee benefits and the treatment of employees have negatively impacted and may continue to negatively impact us by increasing administrative, compensation and benefits costs by, for example, mandating coverage of certain COVID-19 related testing without cost sharing or mandating additional paid or unpaid leave. Further governmental action that is taken to mitigate the economic effects of the pandemic, as well as additional compensation or benefit actions taken by PNC, could adversely affect our financial condition and results of operations, possibly materially, in other ways that are not known now.
•We rely on our employees, third party vendors and service providers and other counterparties, both domestically and abroad, to support many aspects of our business. Reduced workforces which may be caused by, among other things, illness, quarantine, stay at home or other government mandates, decisions regarding mandatory vaccination, proof of vaccination or face covering requirements, difficulties transitioning back to an in-office environment or substantial changes in the labor market (including labor availability and wage inflation) could result in an adverse impact to our operations and financial performance. These risks are also faced by many of our customers which could adversely affect their operations and financial performance and increase our credit risk or decrease the demand for our products and services. Many of these risks are likely to persist after the pandemic as a result of permanent changes to the labor market.
•In support of our employees, customers and communities, we have taken and may continue to take steps beyond or in addition to those required by governmental or regulatory minimums which may further adversely impact our profitability. For example, we have provided and may continue to provide additional relief or forbearance to customers, health and wellness benefits to employees (including significant company approved leave) or financial support for community initiatives to assist those in need because of the outbreak. The actual or perceived failure to provide sufficient services, support or relief to those businesses or individuals in need or properly implement legislation responsive to the outbreak or our voluntary commitments could negatively impact our reputation with adverse consequences to our business. In addition, such actual or perceived failure, or operational and other issues that arise in connection with the implementation of government-mandated or other financial assistance or relief programs present elevated levels of financial, legal and reputational risk, including fraud, governmental and regulatory inquiries, investigations and enforcement actions, as well as private lawsuits. Participation by PNC in governmental programs, such as the CARES Act and the Consolidated Appropriations Act, including the PPP, also have exposed and may continue to expose us to governmental investigation and action or public scrutiny and criticism.

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

Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns and higher inflation and unemployment. In addition, periods of inflation may affect certain of our costs or expenses (including increasing our cost of capital and labor), erode consumer and customer purchasing power, confidence and spending and may also reduce our tolerance for extending credit. Increases in costs or expenses impacting our customers’ operations and financial performance, such as the interest rate payable on their debt obligations, could increase our credit risk or decrease the demand for our products and services. Recently, there has been
16    The PNC Financial Services Group, Inc. – 2021 Form 10-K

inflation at higher levels than seen in many decades, and significant supply chain constraints have increased costs and impacted operations for us and many of our customers. These conditions may not abate in the near term and their continuation could materially adversely affect our operations and financial performance. Such economic conditions also may lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Any of these effects would likely have an adverse impact on our earnings, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy. For example, shifting consumer behavior with respect to retail purchases being made over the internet rather than in physical stores has negatively impacted performance by some retailers. This likely decreases demand for financial services in that sector, possibly harming the creditworthiness of some shopping mall operators, retail companies and others with whom we do business. As another example, declines in leisure recreation and travel because of the COVID-19 pandemic have adversely affected and may continue to adversely affect restaurants, casinos, hotels, convention centers, cruise lines, airlines and other travel/transportation companies. In addition, remote work has adversely affected and may continue to adversely affect commercial real estate, as well as businesses whose customers have historically been office workers. Affected companies have experienced and may continue to experience lower levels of business and possible declining creditworthiness.

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

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter behavior in ways that impact demand for our products and services. Such changes may also alter the profitability of the transactions in which we engage or result in increased regulatory burden and associated costs. PNC may alter the types or terms of the products and services we offer to reflect such changes. Uncertainty regarding future law or policy may have similar impacts. Changes in the U.S. presidential administration and Congress have led and will likely continue to lead to changes in law or policy, including the level of regulation and supervision of financial institutions. For example, it is possible that Congress amends or repeals all or certain aspects of the Tax Cuts and Jobs Act of 2017 which could adversely affect us, including through a complete or partial repeal of the reduction in the statutory corporate income tax rate. In addition, changes in key personnel at the agencies that regulate us, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and severe penalties. Moreover, a change in regulatory practices that increases the time frames to obtain regulatory approvals for acquisitions and other activities or makes them more difficult to obtain could affect our ability to make acquisitions or introduce new products and services.

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

The monetary policies of the Federal Reserve have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance. These policies can thus affect the activities and results of operations of financial companies such as PNC. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Although we may not accurately predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results, we anticipate that the FOMC will raise the federal funds rate by 0.25 percentage points five times in 2022 to reach a range of 1.25% to 1.50% by the end of the year, and then further increase the federal funds rate in 2023.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  17

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

As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and the way they are implemented can have a significant impact on our businesses and operations and our ability to grow and expand.
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

As a result, we are subject to numerous laws and regulations involving both our business and organization, with multiple regulators or agencies having supervisory or enforcement oversight over aspects of our business. These laws, regulations and supervisory activities are intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection and prevent money laundering and terrorist financing and are not primarily intended to protect PNC security holders. In addition to regulation in the U.S., we are also subject to foreign regulation to a limited extent as a result of our business activities outside the U.S.

Applicable laws and regulations restrict our permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or new requirements and limitations on how we conduct our business. In particular, the financial services industry continues to face heightened scrutiny, particularly with respect to BSA and AML compliance requirements and consumer compliance and protection matters.

The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Federal law grants substantial supervisory and enforcement powers to federal banking regulators. The results of routine and non-routine supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions or obtain necessary regulatory approvals in connection therewith. These activities also could result in significant fines, penalties or required corrective actions, some of which could be expensive and difficult to implement. In addition, another financial institution’s violation of law or regulation may give rise to an investigation of the same or similar activities of PNC.

As we expand our product and service offerings into additional markets, domestic or foreign, either through organic growth or acquisition, we have faced and will continue to face increases in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions could materially increase our compliance costs or risks of non-compliance.

A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements and expectations exposes us to the risk of damages, fines and regulatory penalties and other regulatory or enforcement actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities and could also injure our reputation with customers and others with whom we do business. We also rely on third parties who may expose us to compliance risk. A failure to comply with regulatory requirements or deficiencies in risk management practices could be incorporated in our confidential supervisory ratings which could limit PNC’s ability to expand or require additional approvals before engaging in certain business activities.

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

18    The PNC Financial Services Group, Inc. – 2021 Form 10-K

We are subject to regulatory capital and liquidity standards that affect our business, operations and ability to pay dividends or otherwise return capital to shareholders.

PNC and PNC Bank are subject to regulatory capital and liquidity requirements established by the Federal Reserve and the OCC, respectively. These regulatory capital and liquidity requirements are typically developed at an international level by the Basel Committee and then applied, with adjustments, in each country by the appropriate domestic regulatory bodies. Domestic regulatory agencies can apply stricter capital and liquidity standards than those developed by the Basel Committee. In several instances, the U.S. banking agencies have done so with respect to U.S. banking organizations.

Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process. The Federal Reserve can also impose additional limitations on capital distributions, such as the limitations on distributions imposed in response to the COVID-19 pandemic. In addition, dividends from PNC Bank and, to a lesser extent, non-bank subsidiaries are PNC’s principal source of funds to, among other things, pay dividends on and make repurchases of its capital stock. Many of our subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or limit dividends to PNC. Limitations on PNC’s ability to receive dividends from its subsidiaries, including PNC Bank, could have a material adverse effect on its liquidity and ability to pay dividends on and make repurchases of its capital stock.

Capital and liquidity requirements may also impact the amount and type of loans we make. We may be constrained in our ability to expand, either organically or through acquisitions. We may be forced to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require us to maintain holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets, even if more desirable from an earnings, balance sheet or interest rate risk management perspective.

The Basel Committee continues to engage in capital- and liquidity-related initiatives. See the Supervision and Regulation section included in Item 1 of this Report. As it is unclear, at this time, whether or how these initiatives will be implemented in the U.S., we are unable to estimate what potential impact such initiatives may have on us.

Regulatory capital and liquidity requirements are subject to regular review and revision by the Basel Committee and the U.S. banking agencies. For example, under the 2019 Tailoring Rules, certain BHCs are classified as Category I, Category II, Category III or Category IV firms. While PNC and PNC Bank currently are Category III firms, if PNC or PNC Bank would become a Category I or II institution, we would be subject to more stringent capital and liquidity standards which would likely increase some of the potential adverse effects described above. Future changes to the capital and liquidity rules to require PNC or PNC Bank to maintain more or higher quality capital or greater liquidity would also likely increase some of the potential adverse effects described above.

The regulatory capital and liquidity frameworks as well as certain other prudential requirements and standards that are applicable to PNC are discussed in the Supervision and Regulation section included in Item 1 of this Report and the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.

Our credit ratings are based on a number of factors, including the financial strength of PNC and PNC Bank, and factors outside of our control, such as conditions affecting the financial services industry generally. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds and increase our cost of capital and limit the number of investors or counterparties willing to do business with or lend to us. For example, downgrades could negatively impact our right to continue to service mortgages. Downgrades could also adversely affect our ability to attract or retain customers, including deposits. In addition, a downgrade in our credit ratings could trigger obligations to make cash or collateral payments under derivative contracts with certain counterparties. There can be no assurance that we will maintain our current ratings and outlooks. For information on our credit ratings, see the Liquidity and Capital Management portion of the Risk Management section of Item 7 of this Report.

The scheduled discontinuance of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.

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

As announced by ICE Benchmark Administration Limited and the U.K. Financial Conduct Authority, non-USD LIBOR ceased to be available at year end 2021 and we currently anticipate that the most widely used USD LIBOR tenor settings will cease after June 30, 2023. Accordingly, we are preparing for LIBOR cessation and, based upon guidance communicated by the Federal Reserve and other official sector representatives, PNC stopped entering into new USD LIBOR contracts as of December 31, 2021, subject to certain limited exceptions.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  19

Currently, SOFR is the alternative reference rate replacing LIBOR for most types of transactions. SOFR is viewed as a “riskless rate” as it is derived from rates on overnight U.S. Treasury repurchase transactions, which are essentially overnight loans secured by U.S. Treasury securities, and are largely viewed as not presenting credit risk. The BSBY is another alternative reference rate that is in use primarily in the loan market. BSBY is intended to reflect large banks’ marginal wholesale cost of funds and is a credit-sensitive rate with a forward-looking term structure.

Changing to SOFR or another riskless rate could result in a value transfer between contracting parties to instruments originally based on LIBOR. Historically, in periods of economic or financial industry stress, riskless rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to riskless rates, reflecting increased uncertainty regarding the creditworthiness of banks. Accordingly, if SOFR behaves like its historical analogs, an instrument that transitions from LIBOR to SOFR may not yield identical economic outcomes for each contracting party to an instrument had the instrument continued to reference LIBOR. Similarly, SOFR, because it is riskless, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, certain industry-recommended LIBOR fallback provisions include a concept of an adjustment spread that is applied when a LIBOR-based contract falls back to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread is and will be based on a historical median, such adjustment spreads have not, and are likely in the future to not, reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.

Any value transfer could be financially adverse or beneficial to us or to our other contracting parties to that instrument (such as a borrower, derivative counterparty or bond holder). Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into and the trading market for LIBOR-based securities. Any theoretical benefit to us could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied customers or impaired relationships with financial institution counterparties resulting in loss of business. As a result, over the life of a transaction that transitions from LIBOR to a new reference rate, our monetary obligations to our counterparty (or their obligations to us) and the yield we receive (or pay) from the transaction with that counterparty may change from that which would have resulted from a continuation of LIBOR.

Changing from LIBOR to BSBY substantially reduces the value transfer risks, and we use, and intend to continue to use, BSBY as a reference rate for a portion of our loan portfolio. Our ability to use BSBY more broadly is limited by the current and anticipated widespread use of SOFR in capital and derivatives markets and because SOFR is the preferred rate among certain domestic and global official sector entities.

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

For example, most LIBOR-based interest rate derivative contracts executed prior to January 25, 2021, do not include adequate fallbacks for LIBOR cessation. In response, ISDA published a protocol pursuant to which industry participants can agree with any other industry participant that adheres to the protocol to include ISDA’s new LIBOR fallback provisions into legacy derivative contracts. Although we have adhered to the ISDA protocol, we believe many “end users” of swaps (i.e., our borrowers who have hedged their interest rate payment obligations) will not adhere. In addition, there are differences between the new ISDA fallback provisions and the fallback provisions that have been proposed for loans, which differences could result in a mismatch between the reference rate or other economics in our borrowers’ legacy derivative contracts and their loans for which such derivative contracts are intended as a hedge. For these end-user counterparties, one-on-one negotiation with each counterparty will be necessary to amend legacy swaps to adequately address LIBOR cessation. If we are unable to agree to appropriate LIBOR cessation provisions with these swaps’ counterparties, recently enacted New York State legislation will incorporate fallback provisions into these derivative contracts. However, these statutory fallback provisions may not align with fallback provisions in a loan for which one of these derivative contracts is intended as a hedge. As a result, addressing transition under these circumstances may be challenging or ineffective, could result in litigation, and in some cases may involve concession on our part that has the effect of reducing the value of the instrument to us.

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
20    The PNC Financial Services Group, Inc. – 2021 Form 10-K

also possible that LIBOR quotes will become unavailable prior to the currently anticipated cessation dates. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

Transitioning from LIBOR to alternative rates also impacts certain of our hedge accounting strategies. Uncertainty about the application of ASC 848 Reference Rate Reform to pooled cash flow hedge strategies introduces accounting risk that could affect the extent to which we are able to apply this accounting in the future. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Report for more information about reference rate reform accounting standards impacts.

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

Recently there has been an increase in legislative and regulatory efforts to protect the privacy of consumer data. These initiatives, among other things, limit how companies can use customer data and impose obligations on companies in their management of such data. Financial services companies such as PNC necessarily gather, maintain and use a significant amount of customer data. These types of initiatives increase compliance complexity and related costs, result in significant financial penalties for compliance failures, and limit our ability to develop new products or respond to technological changes. Such legal requirements also could heighten the reputational impact of perceived misuses of customer data by us, our vendors or others who gain unauthorized access to our customer data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. The impacts will be greater to the extent requirements vary across jurisdictions.

Climate change and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

There continues to be significant concern on the part of scientists, public leadership and many individuals regarding climate change and its impacts on virtually all aspects of life over the short- and long-term. These concerns over the current or anticipated impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also are changing their behavior as a result of these concerns. Climate change concerns also create transition risk for PNC arising from the process of adjusting to these concerns, including transitioning to a low-carbon economy. PNC and its customers will need to respond to new laws and regulations as well as consumer and business preferences as a result. We and our customers may face cost increases, asset value reductions, operating process changes and the like, as a result of climate change and governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities as well as their exposure to the effects of climate change. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors, or increased losses due to the impact of climate change (such as severe weather events) on PNC's operations or the collateral that secures customer borrowings. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans, pressure from individuals or groups to cease doing business with certain companies or sectors, or additional regulatory restrictions or costs associated with providing products or services to certain companies or sectors. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services necessary to run our business. The Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation” has further discussion of risks associated with activist pressure. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior, including those resulting from activist pressure. Our risk management may not be effective in identifying, measuring, monitoring and controlling climate risk exposure particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.

Risks Related to the Use of Technology

The use of technology is critical to our ability to maintain or enhance the competitiveness of our businesses.

As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record and monitor our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulators regarding effective and safe systems operation. In many cases, the effective use of technology increases efficiency and enables financial institutions to better serve customers. As a result of these factors, the financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence and machine learning, virtual and augmented reality, biometric authentication, voice and natural language, data protection enhancements and increased online and mobile device interaction with customers, including innovative ways that customers can make payments or manage their accounts. The emergence of many of these technologies
The PNC Financial Services Group, Inc. – 2021 Form 10-K  21

was accelerated as a result of the COVID-19 pandemic and the shift to increased digital activity. We expect these trends to continue for the foreseeable future.

In response to actual and anticipated customer behavior and expectations, as well as competitive pressures, we have been investing in technology and connectivity. We are seeking to automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience with respect to our products and services. This effort has involved the expenditure of considerable amounts of funds and other resources. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not rolled out in a timely manner or because we fail to keep pace with our competitors, would likely cause us to lose market share or incur additional expense. Our ability to maintain or enhance our relative technological position is in part dependent on our ability to attract and retain talented employees in these fields, which, due to overall demand, is increasingly difficult.

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

The need to ensure proper functioning and resiliency of our information systems and other technology has become more important and more challenging, and the costs involved in that effort continue to be high. Effective management of our current expanded remote work environment heightens our need for secure, reliable and adequate information systems and technology. The risks of operational failures in the use of these systems result from a variety of factors. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Failures leading to materially adverse impacts could include those resulting from human error, unexpected transaction volumes, or overall design or performance issues. In addition, our ability to use our technology effectively could be impacted due to electrical or telecommunications outages, bad weather, disasters, bad actors, terrorism and the like. Such events could affect our systems directly or limit our ability to use our technology due to effects on key underlying infrastructure. In some cases, the risk results from the potential for bad acts on the part of others, discussed in more detail in the Risk Factor headed “We are vulnerable to the risk of third party breaches of data security affecting the functioning of systems or the confidentiality of information, either at PNC or at third parties handling PNC information.”

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

A number of our customers choose to use financial applications (apps) that allow them to view banking and other financial account information, often held at different financial institutions, on a single platform, to monitor the performance of their investments, to compare financial and investment products, to make payments or transfer funds, and otherwise to help manage their finances and investments. Financial apps often ask users to provide their secure banking log-in information and credentials (username and password) so the apps can link to users’ accounts at financial institutions. Companies offering these apps frequently use third-party data aggregators, which are behind-the-scenes technology companies that serve as a data-gathering service provider, to deliver customer financial data that is used by the financial apps. To do this, data aggregators are provided with customers’ log-in information and credentials, which allows the aggregators to access the customers’ online account and “scrape” the customers’ data, often on a daily or even more frequent basis. That same information has the potential to facilitate fraud if it is not properly protected. In fact, a Director of the FinCEN stated that FinCEN had seen high incidences of fraud, including automated clearing house fraud, credit card fraud, and wire fraud, enabled through the use of synthetic identities and through account takeovers via these platforms. In some cases, cybercriminals appear to be using such data aggregators and integrators to facilitate account takeovers and fraudulent wires. PNC has and may continue to face increased financial exposure due to fraudulent activity associated with the increased use of these apps and data aggregators. Even where PNC does not have responsibility for fraud losses associated with these apps and data aggregators, PNC could suffer increased reputational harm when such losses occur.

22    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Although we regularly update and replace systems that we depend on as our needs evolve and technology improves, we continue to utilize some older systems that may not be as reliable as newer ones. In addition, the implementation of and transition to new or updated systems creates risks related to associated timing and costs, disruptions in functionality for customers and longer-term failures to achieve desired improvements.

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread, extends for a significant period of time, or results in financial losses to our customers. The consequences of failures to operate systems properly can result in disruptions to our critical business operations, including our ability to use our accounting, deposit, loan, payment and other systems. Such events could also cause errors in transactions or impair system functionality with customers, vendors or other parties. Possible adverse consequences also include damage to our reputation or a loss of customer business, which could occur even if the negative impact on customers was de minimis. We also could face litigation or additional regulatory scrutiny. This in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of adversely affected customers. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, information systems issues at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, system problems, including those resulting from third party attacks, whether at PNC or at our competitors, would likely broadly increase legislative, regulatory and customer concerns regarding the functioning, safety and security of such systems. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

We are vulnerable to the risk of third party breaches of data security affecting the functioning of systems or the confidentiality of information, either at PNC or at third parties handling PNC information.

We are faced with ongoing, bordering on continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. Our risk and exposure to data security breaches is heightened as a result of our remote work environment, which results in more access points to our network. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access and mobile devices to bank with us. The ability to conduct business with us in this manner depends on the transmission and storage of confidential information in electronic form. As a result, efforts by bad actors to engage in various types of cyber attacks pose serious risks to our business and reputation. The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial apps, on behalf of our customers. These risks also arise to the extent that third parties with whom we do business are subject themselves to breaches and attacks which may impact our systems.

In the ordinary course of business, we maintain and process vast amounts of information about us, our customers and our employees. This information tends to be confidential or proprietary and much of it is highly sensitive. The highly sensitive information includes information sufficient to support identity theft and personal health information, as well as information regarding business plans and financial performance that has not been made public. One way in which bad actors attempt to harm us is by seeking access to some of this confidential or proprietary information, often with the intent of stealing from or defrauding us or our customers. In other cases, they seek to disrupt our ability to conduct our business, including by destroying or impairing our access to information maintained by us.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  23

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

Other attacks in recent years have included distributed denial of service cyber attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We (as well as other financial services companies) have been subject to such attacks.

The techniques used in cyber attacks change rapidly and frequently and are increasingly sophisticated and we may not be able to anticipate cyber attacks or information or data security breaches.

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

To date, while some of these types of attacks have succeeded against us to some extent, none of these types of attacks have had a material impact on us. Nonetheless, we cannot entirely block efforts by bad actors to harm us. And our efforts to prevent significant harm from attacks may be insufficient. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As a result, we could suffer material financial and reputational losses in the future from any of these or other types of attacks or the public perception that such an attack on our systems has been successful, whether or not this perception is correct. Attacks on others, some of which have led to serious adverse consequences, demonstrate the risks posed by new and evolving types of cyber attacks. Our ability to protect confidential or proprietary information is even more limited with respect to information held by third parties. We may suffer reputational damage or legal liability for unauthorized access to customer information held by third parties, even if we were in fact not responsible for preventing such access and had no reasonable way of preventing it.

We need effective programs to limit the risk of failures or breaches occurring in our information systems and to mitigate the impact when they do.

We have policies, procedures and systems (including cyber security and business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. In recent years, we have devoted significant resources towards improving the reliability of our systems and their security against external and internal threats and expect to continue to do so in the future. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any future situation, nor the effectiveness of our oversight of risk at third parties. Our ability to implement policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems with respect to third party systems and the financial services industry infrastructure is necessarily limited. Should an adverse event affecting another company’s systems occur, we may not have financial protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

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

Even with our proactive and defensive measures in place, adverse events are likely to occur, and there remains the risk that one or more such events would be material to PNC. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to understand threats to us from a holistic perspective, and our ability to anticipate the timing and nature of any such event that occurs, with novel or unusual events posing a greater risk. It is also the case that an adverse event can go undetected for a period of time, with the adverse consequences likely greater the longer it takes to discover the problem. In many cases, it also depends on the preparedness and responses of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal.

24    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Risks Related to the Business of Banking

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business. It results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans and securities and the importance of lending activity to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties, by diversifying our loan portfolio, by obtaining and monitoring collateral for certain exposures and by investing primarily in high quality securities.

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

Our credit risk may be exacerbated when the value of collateral held by us to secure obligations to us cannot be realized, including because of legal or regulatory changes, or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due to us. In addition, credit risk may be exacerbated when counterparties are unable to post collateral, whether for operational or other reasons.

We reserve for credit losses on our loan and lease portfolio through our ACL estimated under CECL. Under CECL, the ACL reflects expected lifetime losses, which could lead to volatility in the allowance and the provision for credit losses as economic forecasts, actual credit performance and other factors used in the loss estimating process change. We also have reserves for unfunded loan commitments and letters of credit. Changes to expected losses are reflected in net income through provision for credit losses. An increase in credit risk would likely lead to an increase in provision for credit losses with a resulting reduction in our net income and would increase our allowance. An improvement of economic conditions or our economic outlook, particularly following a period of poor economic conditions, has and could continue to result in a recapture of provision for credit losses for a period of time with a resulting increase in our net income and decrease in our allowance that is not likely to be sustained and that may obscure actual current operations and financial performance.

For a discussion of the increased credit risk arising from the pandemic and its impact to our estimation of credit losses, see the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

The concentration and mix of our loan portfolio could increase the potential for significant losses.
In the ordinary course of business, we often have heightened credit exposure to a particular industry, region or financial market. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. They also represent a portion of the assets underlying our investment securities. Although there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially and adversely affect us. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. Thus, the concentration and mix of our loan portfolio may affect the severity of the impact of a recession on us.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  25

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
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve, or in spreads between different market interest rates can have a material effect on our business, our profitability and the value of our financial assets and liabilities. For example:
•Changes in interest rates or interest rate spreads affect the difference between the interest that we earn on assets such as loans and investment securities and the interest that we pay on liabilities such as deposits and borrowings, which impacts our overall net interest income and margin as well as our profitability.
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
•Movements in interest rates also affect loan prepayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.
•Increases in interest rates likely lower the price we would receive on fixed-rate customer obligations if we were to sell them.

The rates on some interest-bearing instruments adjust promptly in accordance with changes in market rates, while others adjust only periodically or are fixed throughout a defined term. As a result, the impact of changes in interest rates can be either increased or diluted due to differences in the relative variability of the rates paid on our liabilities in relation to the rates received on our assets. The extent to which we have elected to hedge interest rate risk through interest rate swaps also affects the impact of rate changes. We attempt to manage the balance sheet to increase our benefit or reduce negative impacts from future movements in interest rates, but failures to anticipate actual movements may have the opposite result. In addition, we do not generally hedge all of our risk and the fact that we attempt to hedge any risk does not mean we will be successful.

While higher interest rates generally enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. As a general matter, increasing rates tend to decrease the value of fixed-rate financial instruments held on our balance sheet, as discussed in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.” Also, customers may be less willing overall to borrow at higher rates. Higher interest rates may indirectly affect the value of asset classes such as real estate typically financed through secured loans, with a resulting negative effect on collateral securing such loans. As another example, there may be increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment.

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

As a financial institution, a substantial majority of our assets and liabilities are financial in nature. Examples include loans, securities, servicing rights, deposits and borrowings. Such assets and liabilities will fluctuate in value, often significantly, due to movements in the financial markets or market volatility as well as developments specific to the asset or liability in question. The underlying value of assets under lease or securing an obligation generally decreases due to increases in supply or decreases in demand for the asset or deterioration in the condition of the asset. This could negatively impact the ability to collect fully on the secured obligation. Credit-based assets and liabilities will fluctuate in value due to changes in the perceived creditworthiness of borrowers or other counterparties and due to changes in market interest rates.

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

26    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

Our accounting policies are key to how we report our financial condition and results of operations. We must exercise judgment in selecting and applying many of these policies and methods to comply with GAAP and reflect management’s judgment regarding the most appropriate manner to report PNC’s financial condition and results of operations. Management’s selection of the accounting policy to apply, while reasonable and appropriate, could result in PNC reporting different results than would have been reported under a different alternative. In addition, the Financial Accounting Standards Board, SEC and other regulatory agencies may issue new or amend existing accounting and reporting standards or change existing interpretations of those standards that could materially affect our financial statements. In some cases, PNC may be required to retrospectively apply a new or amended standard resulting in changes to previously reported financial results.

Certain accounting policies require that we use estimates, assumptions and judgments in preparing our financial statements, including in determining credit loss reserves, reserves related to legal proceedings and the fair value of certain assets and liabilities, among other items. These policies require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and different amounts could be reported under different conditions or using different assumptions. For example, CECL requires us to make difficult, subjective and complex judgments about economic and market conditions in determining the ACL.

Some of our financial instruments, including certain derivatives, debt securities, loans, MSRs and private equity investments, among other items, require a determination of their fair value for our financial statements. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors or assumptions in any of the areas underlying our estimates could materially impact our future financial condition and results of operations. During periods of market disruption, it would be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically traded in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In addition, we have assets and liabilities carried at fair value that are estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. The valuation of any asset or liability substantially based on unobservable inputs is necessarily less reliable than those based on active trading markets. Further, rapidly changing and unprecedented market conditions could materially impact the valuation of assets as reported within our consolidated financial statements. Our ability to hedge exposure is in part dependent on our ability to value the related assets or liabilities.

The determination of the amount of loss allowances and asset impairments varies by asset type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Although we have policies and procedures in place to determine loss allowance and asset impairments, due to the subjective nature of this area, the level of impairments taken, and allowances reflected in our financial statements may not accurately reflect the actual level of risk and the amount of future losses.

There are risks resulting from the extensive use of models in our business.

We rely on models to measure risks and to estimate many financial values. We use models throughout much of our business, relying on them for much of our decision making. Examples of areas we use models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, and calculating economic and regulatory capital levels. We also use models to estimate the value of financial instruments and balance sheet items. In particular, we depend significantly on models for credit loss accounting under CECL.

Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macroeconomic conditions, to generate the output. Poorly designed or implemented models, including in the choice of relevant historical data or future-looking assumptions, present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. For example, our models may not be effective if historical data does not accurately predict future events or if our models rely on erroneous data, formulas, algorithms or assumptions and our review processes fail to detect these flaws.

Information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, would likely be affected adversely if they perceive that the quality of the relevant models used is insufficient.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  27

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

Our ability to attract and retain customer deposits is impacted by the levels of interest rates, as customers balance the benefits of bank accounts such as deposit insurance and some of the convenience associated with more traditional banking products against the possibility of higher yields from other investments. In general, if the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers are often willing to forego the benefits of bank accounts (such as FDIC insurance) for higher returns elsewhere. Our customers could remove money from checking, savings or other types of deposit accounts with us in favor of other banks or other types of cash management products. In such circumstances, we would need either to increase rates to levels that are seen as competitive or lose customers, in either case with a negative impact to net interest income. In addition, deposits are a low-cost source of funds for us. Therefore, losing deposits could increase our funding costs and reduce our net interest income. Loss of customers could also harm noninterest income by decreasing fee-bearing transaction volume. In addition, when rates are higher, customers tend to shift deposits from noninterest-bearing accounts to interest-bearing ones, thereby negatively impacting net interest income.

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

Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers but not involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. Our reputation may also be harmed by failing to deliver products and services of the quality expected by our customers. The reputational impact is likely greater to the extent that the bad conduct, error or failure are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of conduct of others in the industry even where we have not engaged in the conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it.

28    The PNC Financial Services Group, Inc. – 2021 Form 10-K

To an increasing extent, financial services companies, including PNC, are facing criticism from social and environmental activists, with accompanying reputational risk. Activists target companies in our industry, including PNC, for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety, or society at large. In addition, other activists target companies in our industry, including PNC, seeking increased transparency and action with respect to environmental, social and governance activities, political activities and activities that are or may be perceived to be politically partisan in nature. Activist criticism has come in many forms, including protests at PNC facilities. PNC, together with many other financial services companies, have in recent years been criticized for financing companies engaged in, for example, extraction and distribution of fossil fuels, manufacture of nuclear and other weapons (including personal firearms), private prisons and border control activities. In contrast, recently state laws affecting our industry have been proposed and in some cases enacted reflecting the opposite approach. For example, to conduct most business with a municipality in Texas, PNC must certify, among other things, that it does not discriminate against the firearms industry or the fossil fuel industry. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address activist concerns or by others as having inappropriately yielded to activist pressures. Activist pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

We may also face criticism, with accompanying reputational risk, from investors who are increasingly focused on environmental, social and governance matters and the adequacy of companies’ responses to these matters when making investment decisions.

The speed with which information now moves through social media and other news sources on the internet means that negative information about PNC can rapidly have a broadly adverse impact on our reputation. This is true whether or not the information is accurate. Once information has gone viral, it can be hard to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral means that material reputational harm can result from a single discrete or isolated incident.

We are also subject to the risk of reputational harm resulting from conduct of persons identified as our employees but acting outside of the scope of their employment, including through their activities on personal social media.

We operate in a highly competitive environment in terms of the products and services we offer and the geographic markets in which we conduct business.

We are subject to intense competition both from other financial institutions and from non-bank entities, including financial technology companies (often referred to as FinTech). In many cases, non-bank entities can engage in many activities similar to ours or offer products and services desirable to our customers without being subject to the same types of regulation, supervision and restrictions as are applicable to banks, which could place us at a competitive disadvantage. Emerging financial technologies, including with respect to payment services, lending and digital and crypto currencies, may affect our customers’ needs and expectations for products and services. We may fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to deliver them effectively and securely to our customers. This is particularly true to the extent that our competitors are better able to do so. We may also fail to attract or retain customers if we are unwilling to provide products or services that we deem to be speculative or risky. The competition we face is described in Item 1 of this Report under “Competition.”

Consolidation in our industry, including among smaller banks combining to form more competitive larger ones and between banks and non-bank entities, could result in PNC facing more intense competition, particularly in impacted regions or with respect to particular products. As we expand into new markets, we may face competitors with more experience and established relationships in these markets, which could adversely affect our ability to compete.

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

We depend on skilled labor, and employee attrition, competition for talented employees and labor shortages may have a material adverse effect on our business and operations.

Our performance is dependent on attracting and retaining talented and diverse employees. We face significant competition for these employees across many of our businesses and support areas. This presents greater risk as we expand into new markets, develop new product lines, or enhance staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. In addition, changes to the labor market as a result of the COVID-19 pandemic (including elevated employee attrition,
The PNC Financial Services Group, Inc. – 2021 Form 10-K  29

labor availability and wage inflation) have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented and diverse employees. Limitations on the way regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including PNC, to compete with unregulated companies for talent.

Risks Related to Other Operational Issues

We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

We are a large company that offers a wide variety of products and services to a broad and diverse group of customers. We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. In some cases, we rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover and labor shortages.

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

Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls could result in significant harm to PNC. This could include customer remediation costs, regulatory fines or penalties, litigation or enforcement actions or limitations on our business activities. We could also suffer damage to our reputation, as described under “We are at risk for an adverse impact on our business due to damage to our reputation.”

We use automation, machine learning, artificial intelligence and robotic process automation tools to help reduce some risks of human error. Nonetheless, we continue to rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to make sure they operate as intended. Enhanced use of automation may present its own risks. Automated systems may themselves experience outages or problems. Some tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Not only bad or missing data but also anomalous data can adversely affect the functioning of such tools. It is possible that humans in some cases are better able than highly automated tools to identify that anomalous data is being used or that results are themselves anomalous.

We rely on third party vendors, service providers and other counterparties to help support many aspects of our business. When we do so, our direct control of activities related to our business is reduced, which could introduce risk.

Our use of third parties to support our business needs typically means that we do not directly control the activities we are having them perform. Any disruption in services provided by these third parties could adversely affect our ability to conduct our business. Replacing third parties could also entail significant delay and expense. Risks can arise through inadequate performance by the third party (including by their downstream service providers), specifically where that performance could affect us or our customers, and even when the result of factors or events are beyond such third party’s control. Many of the kinds of risks presented by activities performed by third parties are described elsewhere in these Risk Factors. For example, we use outside companies to assist us in processing some confidential customer or employee information. In such a case, a cyber attack on such a company may result in access to our customers’ or employees’ information. We are also vulnerable, including to regulatory penalties, where an outside company fails to comply with legal requirements relevant to its work on our behalf. We may in any such circumstance suffer financial losses, legal consequences and injury to our reputation. Even if the other company makes us whole for financial losses, which is not necessarily the case, it is unlikely that it would be able to restore any injury to our reputation. As a result, the use of third parties to assist in our business activities heightens the risks to us inherent in those activities.

Other Key Risks

We are at risk for the impact of adverse results in legal proceedings.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, we are regularly the subject of governmental investigations and other forms of regulatory inquiry. We also are at risk when we have agreed to indemnify others for losses related to legal proceedings
30    The PNC Financial Services Group, Inc. – 2021 Form 10-K

they face, such as in connection with the sale of a business or assets by us. The results of these legal proceedings could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business or reputational harm.

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

Acquisitions of other companies or of financial assets and deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired. These risks and uncertainties are found in the acquisition of BBVA, including its U.S. banking subsidiary, BBVA USA, and its integration into PNC. Many of the same risks arise when we engage in strategic partnerships.

Specific factors that can affect the ultimate results from acquisitions include, depending on the nature of the business acquired, the following:
•Diligence Risk: Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, depends, in part, on the information we can gather with respect to the business we are acquiring. We may not have access to all of the information that would be desirable. Our pre-acquisition review of the business also impacts our ability to prepare for and execute on the integration of an acquired business.
•Accuracy of Assumptions: We make certain assumptions related to an acquisition that may prove to be inaccurate. Anticipated benefits (such as cost savings from synergies or strategic gains from being able to offer enhanced product sets) may take longer or require greater resources to achieve or may not be achieved in their entirety. Acquisitions also may be substantially more expensive or take longer to complete than anticipated. We may also incur unanticipated costs in connection with the integration of an acquired business.
•Regulatory Approval: Completing attractive acquisition opportunities generally requires various governmental and regulatory approvals and consents prior to closing. These authorities have broad discretion, and regulatory approvals could be delayed, restrictively conditioned or denied, including due to regulatory issues we (or the target company) have, or may have, under any of the numerous governmental regulations to which we (or they) are subject. Moreover, as a condition to approval, governmental authorities may impose requirements, require divestitures or place restrictions on the conduct of the business of the combined company, which could limit the benefits of the acquisition or result in delay or the failure to close the acquisition. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation. Our ability to make large acquisitions may be negatively impacted as well by changes in leadership at the regulatory agencies responsible for reviewing or approving the transaction, changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to limit systemic risk and the potential for a financial institution to become “too big to fail.”
•Pre-closing Risk: Prospective acquisition targets are also subject to their own risks that we cannot manage or control prior to closing. As a result, our business, financial condition, results of operations and cash flows could be adversely affected after closing to the extent that any such risks result in non-indemnified losses for which we are responsible.
•Target-specific Risk: Acquisition targets have their own risks specific to their businesses that could impact the success of a transaction.
•If a significant aspect of the value of transaction is intellectual property, the extent to which the intellectual property may be utilized or protected and commercialized by PNC.
•If the acquisition includes loan portfolios, the extent of actual credit losses and the required allowance for credit losses following completion of the acquisition.
•If the acquisition involves entering into new businesses or geographic or other markets, potential limitations on our ability to take advantage of these opportunities because of our inexperience with respect to them.
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or be filed or commenced thereafter, because of an acquisition or otherwise. It is often hard to predict the results of such legal proceedings. It may also be hard to anticipate what legal proceedings may be started following an acquisition based on the prior activities of the acquired company (and its predecessors).
•If the acquired company depends on models for, among other things, capital planning and credit loss accounting, we may have to rely on the acquired company’s models post-closing prior to integrating the acquired company’s data into PNC’s models. These models may be designed or implemented in a manner different than the models used by PNC. As a result, incorporation of the acquired company’s data into our models could materially impact our results of operations or financial position to the extent that our estimates based on the acquired company’s models prove to be inaccurate.
•The acquired company may operate under enterprise risk management systems, policies and procedures that are different and less mature than those of PNC, and we may need to rely on the acquired company’s enterprise risk
The PNC Financial Services Group, Inc. – 2021 Form 10-K  31

management systems, policies and procedures for a period of time after acquisition, which might limit PNC’s ability to identify, monitor, manage and report risks. The acquired company may also implement its policies and procedures in a different manner than PNC would, which may result in heightened regulatory, legal, operational or reputational risk.
•Retention Risk: The success of an acquisition generally is at least partially dependent on our ability to retain and expand upon the acquired company’s customer base. It is also frequently subject to risks related to human capital, including, to the extent being retained, the quality of leadership of the acquired company.
•Integration Risk: Successful integration of an acquired company may present challenges due to differences in policies, procedures and systems, the level of details or comprehensiveness of an acquired company’s financial and business information and data, and corporate culture. Integration challenges could also result in damage to our reputation, as described under “We are at risk for an adverse impact on our business due to damage to our reputation.”

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities, by international hostilities or by domestic civil unrest.

Neither the occurrence nor the potential impact of disasters (whether caused naturally or by human conduct), pandemics, terrorist activities, international hostilities and domestic civil unrest can be predicted. However, these occurrences could adversely impact us, for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course. Also, their impact on our borrowers, depositors, other customers, suppliers or other counterparties could result in indirect adverse effects on us. Other indirect adverse consequences from disasters, pandemics, terrorist activities, international hostilities or domestic civil unrest could result from impacts to the financial markets, the economy in general or in any region, or key parts of the infrastructure (such as the power grid) on which we and our customers rely. These types of indirect effects, whether specific to our counterparties or more generally applicable, could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in PNC experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses. They could also cause a reduction in demand for lending or other services that we provide. To the extent that climate change increases the frequency or severity of adverse weather conditions, the impact from these types of natural disasters on us or our customers would be worse. The specific risks associated with the COVID-19 pandemic are discussed in the Risk Factor headed “The COVID-19 pandemic has had and is likely to continue to have an adverse effect, possibly materially, on our overall business and financial performance.”

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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

32    The PNC Financial Services Group, Inc. – 2021 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 18, 2022 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
Carole L. Brown	57	Executive Vice President and Head of Asset Management Group	2019
Richard K. Bynum	51	Executive Vice President and Chief Corporate Responsibility Officer	2005
William S. Demchak	59	Chairman, President and Chief Executive Officer (b)	2002
Kieran J. Fallon	55	Executive Vice President and Chief Risk Officer	2011
Deborah Guild	53	Executive Vice President, Chief Information Security Officer and Head of Enterprise Technology	2013
Michael J. Hannon	65	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	53	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	62	Executive Vice President, General Counsel, Chief Administrative Officer and Head of Regulatory and Government Affairs	2013
Stacy M. Juchno	46	Executive Vice President and General Auditor	2009
Ganesh Krishnan	46	Executive Vice President and Enterprise Chief Information Officer	2008
Karen L. Larrimer	59	Executive Vice President, Chief Customer Officer and Head of Retail Banking	1995
Michael P. Lyons	51	Executive Vice President and Head of Corporate & Institutional Banking	2011
E William Parsley, III	56	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	57	Executive Vice President and Chief Financial Officer	1987
Gregory H. Kozich	58	Senior Vice President and Controller	2010
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement to be filed for the 2022 annual meeting of shareholders. See Item 10 of this Report.

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

Kieran J. Fallon was appointed Executive Vice President and Chief Risk Officer in February 2021. Prior to his appointment, he served as PNC’s Senior Deputy General Counsel with legal oversight responsibility for PNC’s government, regulatory affairs and enterprise risk, and as PNC’s primary liaison with PNC’s regulatory bodies. Previously, he served as PNC’s chief counsel of Regulatory Affairs and briefly as acting general counsel. Prior to joining PNC in 2011, Mr. Fallon served as associate general counsel for legislation and special projects with the Board of Governors of the Federal Reserve System in Washington, D.C.

Deborah Guild was appointed Executive Vice President, Chief Information Security Officer and Head of Enterprise Technology in November 2020. Prior to her appointment, she was PNC’s Chief Security Officer, and previously served as PNC’s Chief Technology Officer. Prior to joining PNC in October 2013, Ms. Guild spent 21 years at Bank of America where she most recently served as Chief Technology Officer of Enterprise Functions and End User Computing.

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  33

Stacy M. Juchno has served as Executive Vice President and General Auditor of PNC since April 2014 and previously served as Senior Vice President and Finance Governance and Oversight Director.

Ganesh Krishnan was appointed Executive Vice President and Enterprise Chief Information Officer in November 2020. Prior to being named to his current role, he served as Chief Information Officer for PNC’s Corporate & Institutional Banking business and Staff Service Technology starting in 2017. Mr. Krishnan joined PNC in 2008 as a Technology Infrastructure Services manager and has held a variety of technology leadership roles with PNC.

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

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 11, 2022, there were 46,767 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. In the first quarter of 2021, the Federal Reserve extended the special limitations on dividends and share repurchases by CCAR-participating BHCs that were put in place in 2020 as a result of ongoing economic uncertainty from COVID-19. While these restrictions permitted share repurchases based on income, we refrained from repurchasing shares until the close of the BBVA transaction. These restrictions ended on June 30, 2021 for firms with capital levels above those required by the 2021 stress-tests. In June 2021, we announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.

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

34    The PNC Financial Services Group, Inc. – 2021 Form 10-K

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2021 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2021 are included in the following table:

In thousands, except per share data
2021 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	671	$205.37	658	72,390
November 1 – 30	650	$204.98	650	71,740
December 1 – 31	1,612	$200.59	1,612	70,128
Total	2,933	$202.66
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
(b)On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process. In the first quarter of 2021, the Federal Reserve extended the special limitations on dividends and share repurchases by CCAR-participating BHCs that were put in place in 2020 as a result of ongoing economic uncertainty from COVID-19. While these restrictions permitted share repurchases based on income, we refrained from repurchasing shares until the close of the BBVA transaction. These restrictions ended on June 30, 2021 for firms with capital levels above those required by the 2021 stress tests. In June 2021, we announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021. Under these programs we repurchased 5.0 million shares in 2021 and 11.0 million shares in 2020. A maximum amount of 70.1 million shares remained available for repurchase under the new stock program authorization at December 31, 2021.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  35

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2021, as compared with: (i) a selected peer group as set forth below and referred to as the “Peer Group;” (ii) an overall stock market index, the S&P 500 Index; and (iii) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested at market close on December 31, 2016 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2016 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021
PNC	$100	$125.96	$104.57	$147.34	$143.31	$198.08	14.65%
S&P 500 Index	$100	$121.82	$116.47	$153.13	$181.29	$233.28	18.46%
S&P 500 Banks	$100	$122.55	$102.41	$144.02	$124.21	$168.23	10.96%
Peer Group	$100	$115.66	$94.27	$124.67	$116.93	$168.10	10.95%

The Peer Group for the preceding chart and table above consists of the following companies: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; The PNC Financial Services Group, Inc.; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. For Truist Financial Corporation, the preceding chart and table reflects historical BB&T Corporation data from December 2016 to December 2018. Historical data for SunTrust Banks, Inc. is not included as a part of Truist Financial Corporation in the preceding chart and table. This Peer Group was approved for 2021 by the Board of Directors’ Human Resources Committee, and the Committee has approved the same peer group for 2022.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2016 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

36    The PNC Financial Services Group, Inc. – 2021 Form 10-K

ITEM 6 – SELECTED FINANCIAL DATA

This Selected Financial Data should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in
Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

	Year ended December 31
Dollars in millions, except per share data	2021	2020	2019
Summary of Operations
Net interest income	$10,647	$9,946	$9,965
Noninterest income	8,564	6,955	6,874
Total revenue	19,211	16,901	16,839
Provision for (recapture of) credit losses	(779)	3,175	773
Noninterest expense	13,002	10,297	10,574
Income from continuing operations before income taxes and noncontrolling interests	6,988	3,429	5,492
Income taxes from continuing operations	1,263	426	901
Net income from continuing operations	5,725	3,003	4,591
Income from discontinued operations before taxes		5,777	988
Income taxes from discontinued operations		1,222	161
Net income from discontinued operations		4,555	827
Net income	$5,725	$7,558	$5,418
Net income attributable to common shareholders	$5,436	$7,284	$5,129
Per Common Share
Diluted earnings from continuing operations	$12.70	$6.36	$9.57
Diluted earnings from discontinued operations		$10.60	$1.82
Total diluted earnings	$12.70	$16.96	$11.39
Book value per common share	$120.61	$119.11	$104.59
Tangible book value per common share (a)	$94.11	$97.43	$83.30
Performance Ratios
Net interest margin (b)	2.29%	2.53%	2.89%
Noninterest income to total revenue	45%	41%	41%
Efficiency	68%	61%	63%
Return on:
Average common shareholders’ equity	10.78%	15.21%	11.50%
Average assets	1.09%	1.68%	1.35%
(a)See explanation and reconciliation of this non-GAAP measure in Reconciliation of Tangible Book Value Per Common Share (Non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.
(b)See explanation and reconciliation of this non-GAAP measure in Average Consolidated Balance Sheet and Net Interest Analysis and Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.

	Year ended December 31
Dollars in millions, except as noted	2021	2020
Balance Sheet Highlights
Assets	$557,191	$466,679
Loans	$288,372	$241,928
Allowance for loan and lease losses	$4,868	$5,361
Interest-earning deposits with banks	$74,250	$85,173
Investment securities	$132,962	$88,799
Total deposits	$457,278	$365,345
Borrowed funds	$30,784	$37,195
Total shareholders’ equity	$55,695	$54,010
Common shareholders’ equity	$50,685	$50,493
Other Selected Ratios
Common equity Tier 1	10.3%	12.2%
Dividend payout	37.8%	27.2%
Loans to deposits	63%	66%
Common shareholders’ equity to total assets	9.1%	10.8%
Average common shareholders’ equity to average assets	9.6%	10.7%

The PNC Financial Services Group, Inc. – 2021 Form 10-K  37

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

We strive to serve our customers and expand and deepen relationships by offering a broad range of deposit, credit and fee-based products and services. We are focused on delivering those products and services to our customers with the goal of addressing their financial objectives and needs. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and offering our diverse products and services to help them achieve financial well-being. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

We are focused on our strategic priorities, which are designed to enhance value over the long term, and consist of:
•Expanding our leading banking franchise to new markets and digital platforms,
•Deepening customer relationships by delivering a superior banking experience and financial solutions, and
•Leveraging technology to innovate and enhance products, services, security and processes.

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Supervision and Regulation section in Item 1 Business, the Capital Highlights portion of this Executive Summary and the Liquidity and Capital Management portion of the Risk Management section in this Item 7.

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
•Execution of our strategic priorities,
•Management of credit risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of reserves needed for critical accounting estimates and related contingencies, and
•The integration of BBVA's businesses into PNC and PNC Bank.

Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Global and domestic economic conditions, including the length and extent of the economic impacts of the pandemic,
•The actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of, and availability of liquidity in, U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
38    The PNC Financial Services Group, Inc. – 2021 Form 10-K

•Changes in the competitive landscape,
•Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments and standby letters of credit, and
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives.

For additional information on the risks we face, see the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report.

Acquisition of BBVA USA Bancshares, Inc.

On June 1, 2021, PNC acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. PNC paid $11.5 billion in cash as consideration for the acquisition.

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results for the twelve months ended December 31, 2021 reflect the impact of BBVA's acquired business operations for the period since the acquisition closed on June 1, 2021. PNC’s balance sheet at December 31, 2021 includes balances from BBVA.

For additional information on the acquisition of BBVA, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Discontinued Operations
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion with an after-tax gain on sale of $4.3 billion. BlackRock’s historical results are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Income Statement Highlights
Net income from continuing operations for 2021 was $5.7 billion, or $12.70 per diluted common share, an increase of $2.7 billion compared to net income from continuing operations of $3.0 billion, or $6.36 per diluted common share, for 2020. The increase was primarily driven by lower provision for credit losses in 2021 and higher noninterest income, including the benefit of BBVA, partially offset by expenses related to the BBVA acquisition and increased business activity.
•Total revenue increased $2.3 billion to $19.2 billion.
•Net interest income increased $0.7 billion, or 7%, to $10.6 billion, including the benefit of BBVA.
•Net interest margin decreased to 2.29% for 2021 compared to 2.53% for 2020.
•Noninterest income increased $1.6 billion, or 23%, to $8.6 billion, primarily due to the benefit of BBVA and higher merger and acquisition advisory fees.
•Provision recapture was $0.8 billion in 2021, driven by portfolio changes, including improved credit quality and changes in portfolio composition, along with the impact from an improved economic environment, partially offset by the additional provision for credit losses related to the BBVA acquisition. Provision for credit losses was $3.2 billion for 2020.
•Noninterest expense increased $2.7 billion, or 26%, to $13.0 billion, reflecting expenses related to the BBVA acquisition and increased business activity.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  39

Balance Sheet Highlights
Our balance sheet was strong and well positioned at December 31, 2021 and 2020. In comparison to December 31, 2020, changes in our balance sheet were primarily driven by the BBVA acquisition.
•Total assets increased $90.5 billion, or 19%, to $557.2 billion.
•Total loans increased $46.4 billion, or 19%, to $288.4 billion.
•Total commercial loans grew $25.9 billion, or 15%, to $193.1 billion, driven by BBVA loans and organic growth in PNC's corporate banking and business credit businesses, partially offset by PPP loan forgiveness.
•PNC had $3.4 billion of PPP loans outstanding at December 31, 2021, compared to $12.0 billion at December 31, 2020.
•Total consumer loans increased $20.5 billion, or 28%, to $95.3 billion, primarily due to the addition of BBVA loans and increased originations of residential mortgages, partially offset by declines in the remaining PNC legacy portfolios as paydowns outpaced new originations.
•Investment securities increased $44.2 billion, or 50%, to $133.0 billion due to increased purchase activity and securities from BBVA.
•Interest earning deposits with banks, primarily with the Federal Reserve Bank, decreased $10.9 billion to $74.3 billion primarily due to increased securities purchases.
•Total deposits increased $91.9 billion, or 25%, to $457.3 billion, reflecting deposits from BBVA and growth in consumer and commercial liquidity.
•Borrowed funds of $30.8 billion decreased $6.4 billion, or 17%, due to lower bank notes and senior debt and lower FHLB borrowings, reflecting the use of liquidity from deposit growth, which more than offset borrowed funds from BBVA.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
We maintained solid credit quality metrics in 2021.
•At December 31, 2021 compared to December 31, 2020:
•Nonperforming assets of $2.5 billion increased $169 million, or 7%, due to nonperforming assets from BBVA, partially offset by lower PNC legacy nonperforming assets reflecting improved credit performance.
•Overall loan delinquencies of $2.0 billion increased $622 million, or 46%, as lower delinquencies in the PNC legacy portfolio were more than offset by delinquencies attributable to BBVA, including increases from BBVA conversion-related administrative and operational delays.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, decreased to $5.5 billion, or 1.92% of total loans at December 31, 2021, compared to $5.9 billion, or 2.46% of total loans at December 31, 2020. The decrease was primarily driven by impacts from portfolio changes and an improved economic environment, partially offset by the addition of reserves related to the BBVA acquisition.
•Net charge-offs of $657 million or 0.24% of average loans in 2021 decreased 21% compared to net charge-offs of $832 million or 0.33% of average loans, for 2020. Commercial loan net charge-offs increased $15 million and consumer loan net charge-offs decreased $190 million compared to 2020.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights
We maintained a strong capital position during 2021.
•The Basel III CET1 capital ratio decreased to 10.3% at December 31, 2021 from 12.2% at December 31, 2020, primarily due to the BBVA acquisition.
•Capital was impacted by our election of a five-year transition period for CECL’s estimated impact on CET1         capital. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at transition. The estimated CECL impact was added to CET1 capital through December 31, 2021 and will be phased-out over the following three years.
•Common shareholders' equity increased to $50.7 billion at December 31, 2021, compared to $50.5 billion at December 31, 2020.
•In 2021, we returned $3.0 billion of capital to shareholders through dividends on common shares of $2.0 billion and repurchases of 5 million common shares for $1.0 billion.
•In June 2021, we announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.
•On January 5, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.25 per share paid on February 5, 2022.
40    The PNC Financial Services Group, Inc. – 2021 Form 10-K

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2021 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our view that:
•The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to be softer in the first quarter of 2022 due to the omicron variant, and then pick up in the spring, remaining above the economy’s long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
•Supply-chain difficulties, which weighed on growth in the second half of 2021, will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending.
•Inflation accelerated in the second half of 2021 to its fastest pace in decades due to strong demand but limited supplies coming out of the pandemic for some goods and services. Inflation will slow in 2022 as supply and demand for these goods and services normalize, but also broaden throughout the economy due to wage growth. Inflation will end 2022 above the Federal Reserve’s long-run objective of 2%.
•PNC expects the FOMC to raise the federal funds rate by 0.25 percentage points five times in 2022 to reach a range of 1.25% to 1.50% by the end of the year, and then further increase the federal funds rate in 2023. The Federal Reserve will also end its purchases of long-term Treasuries and mortgage-backed securities in March 2022, and then start to reduce its balance sheet in mid-2022.
See the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 and Item 1A Risk Factors in this Report for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
Full year guidance for 2022 includes the impact of twelve months of BBVA operations compared to seven months in 2021.

For the full year 2022, compared to full year 2021, we expect:
•Average loan growth of approximately 10%,
•Period-end loans to be up approximately 5%,
•Revenue growth to be 8% to 10% (we now expect revenue growth to be on the higher end of this range based on our revised projection of the number of increases to the federal funds rate in 2022),
•Expenses, excluding integration expense, to be up 4% to 6%,
•The effective tax rate to be approximately 18%, and
•To generate positive operating leverage.

For the first quarter of 2022, compared to the fourth quarter of 2021, we expect:
•Average loans, excluding PPP, to be up approximately 1% to 2%,
•Net interest income to be down approximately 1% to 2%,
•Fee income to be down 4% to 6%,
•Other noninterest income, excluding integration costs, net securities and Visa activity, to be between $375 million and $425 million,
•Total revenue to decline approximately 3% to 5%,
•Noninterest expense, excluding approximately $30 million of integration expense, to be down approximately 4% to 6%, and
•Net loan charge-offs to be between $100 million and $150 million.

Additionally, as of year-end 2021, actions that will drive our $900 million of anticipated savings related to the BBVA acquisition have been substantially completed, and we expect the savings to be fully realized in 2022. Since the announcement of the acquisition, we have incurred approximately 95% of the total $980 million expected integration costs, which include $120 million of write-offs for capitalized items.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  41

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2020 over 2019, see the Consolidated Income Statement Review section in our 2020 Form 10-K.

Net income from continuing operations for 2021 was $5.7 billion, or $12.70 per diluted common share, an increase of $2.7 billion compared to net income from continuing operations of $3.0 billion, or $6.36 per diluted common share, for 2020. The increase was primarily driven by lower provision for credit losses in 2021 and higher noninterest income, including the benefit of BBVA, partially offset by expenses related to the BBVA acquisition and increased business activity.

Net Interest Income
Table 1: Summarized Average Balances and Net Interest Income (a)

	2021			2020
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$110,974	1.67%	$1,855	$87,279	2.36%	$2,064
Loans	268,696	3.37%	9,060	252,633	3.55%	8,979
Interest-earning deposits with banks	79,869	0.13%	103	47,333	0.21%	100
Other	8,539	2.23%	190	9,553	2.50%	239
Total interest-earning assets/interest income	$468,078	2.39%	11,208	$396,798	2.87%	11,382
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$279,228	0.05%	126	$238,771	0.27%	643
Borrowed funds	34,508	1.05%	361	47,938	1.50%	718
Total interest-bearing liabilities/interest expense	$313,736	0.16%	487	$286,709	0.47%	1,361
Net interest margin/income (Non-GAAP)		2.29%	10,721		2.53%	10,021
Taxable-equivalent adjustments			(74)			(75)
Net interest income (GAAP)			$10,647			$9,946
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

Net interest income increased $701 million, or 7% in 2021 compared with 2020. The increase was primarily due to the benefit of BBVA interest-earning asset balances and lower deposit rates, partially offset by lower yields on securities. Net interest margin decreased 24 basis points, largely due to lower yields on interest-earning assets as well as higher balances held at the Federal Reserve Bank, partially offset by lower rates paid on deposits and borrowings.

Average investment securities grew $23.7 billion, or 27%, primarily as a result of increased purchase activity and the BBVA acquisition. Average investment securities represented 24% of average interest-earning assets in 2021, compared to 22% in 2020.

Average loans increased $16.1 billion, or 6%, primarily as a result of the BBVA acquisition, partially offset by lower utilization of loan commitments by commercial customers and declines in home equity, credit card and auto loans as paydowns outpaced new originations. Average loans represented 57% of average interest-earning assets in 2021 compared to 64% in 2020.

Average interest-earning deposits with banks grew $32.5 billion as average balances held with the Federal Reserve Bank increased primarily due to higher liquidity from deposit growth.

Average interest-bearing deposits grew $40.5 billion, or 17%, due to overall growth in commercial and consumer liquidity, including deposits from BBVA. In total, average interest-bearing deposits represented 89% of average interest-bearing liabilities in 2021 compared to 83% in 2020.

42    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Average borrowed funds decreased $13.4 billion, or 28%, primarily due to a decline in FHLB borrowings reflecting the use of liquidity from deposit growth.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 2: Noninterest Income

Year ended December 31			Change
Dollars in millions	2021	2020	$	%
Noninterest income
Asset management	$964	$836	$128	15%
Consumer services	1,845	1,484	361	24%
Corporate services	2,924	2,167	757	35%
Residential mortgage	456	604	(148)	(25)%
Service charges on deposits	535	500	35	7%
Other	1,840	1,364	476	35%
Total noninterest income	$8,564	$6,955	$1,609	23%

Noninterest income as a percentage of total revenue was 45% for 2021 and 41% for 2020.

Asset management revenue increased due to the impact of higher average equity markets and the benefit of the BBVA acquisition. PNC’s discretionary client assets under management increased to $192 billion at December 31, 2021, compared with $170 billion at December 31, 2020, primarily attributable to higher equity markets and the impact of the BBVA acquisition.

Consumer services revenue increased reflecting the addition of BBVA customers and the impacts of higher consumer spending on debit cards, merchant services revenue, credit card fees, and growth in brokerage fees primarily due to higher average equity markets.

Growth in corporate services revenue was driven by higher capital markets-related revenue, primarily from increased merger and acquisition advisory fees. The increase was also attributable to the addition of BBVA, higher treasury management product revenue and higher revenue from commercial mortgage banking activities.

Residential mortgage revenue declined as higher loan sales were more than offset by lower servicing fees and lower mortgage servicing rights valuation, net of economic hedge.

Service charges on deposits increased primarily due to the addition of BBVA customers, partially offset by lower transaction volumes including the impact of Low Cash Mode® on overdraft revenue. For additional information on Low Cash Mode®, see the Business Segments Review section of this Item 7.

Other noninterest income increased primarily due to higher private equity revenue, partially offset by lower net securities gains. Other noninterest income typically fluctuates from period to period depending on the nature and magnitude of transactions completed. Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity and Other Investment Risk section.

Noninterest Expense
Table 3: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2021	2020	$	%
Noninterest expense
Personnel	$7,141	$5,673	$1,468	26%
Occupancy	940	826	114	14%
Equipment	1,411	1,176	235	20%
Marketing	319	236	83	35%
Other	3,191	2,386	805	34%
Total noninterest expense	$13,002	$10,297	$2,705	26%

The PNC Financial Services Group, Inc. – 2021 Form 10-K  43

The increase in noninterest expense reflected BBVA operating and integration expenses as well as increased business activity.

We achieved our 2021 continuous improvement program savings goal of $300 million. In 2022, our goal will once again be $300 million in cost savings. As of year-end 2021, actions that will drive our $900 million of anticipated savings related to the BBVA acquisition have been substantially completed, and we expect the savings to be fully realized in 2022.

Effective Income Tax Rate
The effective income tax rate from continuing operations was 18.1% for 2021 compared with 12.4% for 2020. The increase was primarily due to overall higher pre-tax income in 2021 and the favorable resolution of certain tax matters in 2020.

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
Provision for Credit Losses
Table 4: Provision for (Recapture of) Credit Losses

Year ended December 31
Dollars in millions	2021	2020
Provision for (recapture of) credit losses
Loans and leases	$(887)	$2,985
Unfunded lending related commitments	32	87
Investment securities	51	80
Other financial assets	25	23
Total provision for (recapture of) credit losses	$(779)	$3,175

Provision recapture was $0.8 billion in 2021, driven by portfolio changes, including improved credit quality and changes in portfolio composition, along with the impact from an improved economic environment, partially offset by the additional provision for credit losses related to the BBVA acquisition.

Net interest income less the provision for credit losses was $11.4 billion, $6.8 billion and $9.2 billion for 2021, 2020 and 2019, respectively.

Net Income from Discontinued Operations
For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

44    The PNC Financial Services Group, Inc. – 2021 Form 10-K

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 5 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2020 over 2019, see the Consolidated Balance Sheet Review section in our 2020 Form 10-K.
Table 5: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2021	2020	$	%
Assets
Interest-earning deposits with banks	$74,250	$85,173	$(10,923)	(13)%
Loans held for sale	2,231	1,597	634	40%
Investment securities	132,962	88,799	44,163	50%
Loans	288,372	241,928	46,444	19%
Allowance for loan and lease losses	(4,868)	(5,361)	493	9%
Mortgage servicing rights	1,818	1,242	576	46%
Goodwill	10,916	9,233	1,683	18%
Other, net	51,510	44,068	7,442	17%
Total assets	$557,191	$466,679	$90,512	19%
Liabilities
Deposits	$457,278	$365,345	$91,933	25%
Borrowed funds	30,784	37,195	(6,411)	(17)%
Allowance for unfunded lending related commitments	662	584	78	13%
Other	12,741	9,514	3,227	34%
Total liabilities	501,465	412,638	88,827	22%
Equity
Total shareholders’ equity	55,695	54,010	1,685	3%
Noncontrolling interests	31	31		—
Total equity	55,726	54,041	1,685	3%
Total liabilities and equity	$557,191	$466,679	$90,512	19%
Our balance sheet was strong and well-positioned at December 31, 2021 and December 31, 2020.
•Total asset growth reflected the addition of assets from the BBVA acquisition and increased securities purchases, partially offset by a decrease in interest-earning deposits with banks and PPP loan forgiveness.
•Total liabilities increased primarily due to deposit growth reflecting higher consumer and commercial deposits driven by the acquisition of BBVA, partially offset by lower borrowed funds.
•Total equity increased as net income and the issuance of preferred stock was partially offset by lower AOCI, dividends paid on common and preferred stock and share repurchases.

The ACL related to loans totaled $5.5 billion at December 31, 2021, a decrease of $415 million since December 31, 2020. The decrease was primarily driven by impacts from portfolio changes and an improved economic environment, partially offset by the addition of reserves related to the BBVA acquisition. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Item 7,
•Critical Accounting Estimates and Judgements section of this Item 7, and
•Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated
Financial Statements included in Item 8 of this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 20 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of this Report.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  45

Loans
Table 6: Loans

	December 31	December 31	Change
Dollars in millions	2021	2020	$	%
Commercial
Commercial and industrial	$152,933	$132,073	$20,860	16%
Commercial real estate	34,015	28,716	5,299	18%
Equipment lease financing	6,130	6,414	(284)	(4)%
Total commercial	193,078	167,203	25,875	15%
Consumer
Residential real estate	39,712	22,560	17,152	76%
Home equity	24,061	24,088	(27)	—
Automobile	16,635	14,218	2,417	17%
Credit card	6,626	6,215	411	7%
Education	2,533	2,946	(413)	(14)%
Other consumer	5,727	4,698	1,029	22%
Total consumer	95,294	74,725	20,569	28%
Total loans	$288,372	$241,928	$46,444	19%
Commercial loans increased primarily due to the impact of the BBVA acquisition and organic growth in PNC’s corporate banking and business credit businesses, partially offset by PPP loan forgiveness. PNC had $3.4 billion of PPP loans outstanding at December 31 2021, compared to $12.0 billion at December 31, 2020.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Item 7.

Consumer loans increased primarily due to the addition of BBVA loans and increased originations of residential mortgages, partially offset by declines in the remaining PNC legacy portfolios as paydowns outpaced new originations.
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
Investment Securities
Investment securities of $133.0 billion at December 31, 2021 increased $44.2 billion, or 50%, compared to December 31, 2020, due primarily to net purchases of agency residential mortgage-backed securities and U.S. Treasury and government agency securities, including the impact of the BBVA acquisition.

The level and composition of the investment securities portfolio fluctuates over time based on many factors including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the LCR, NSFR and other internal and external guidelines and constraints.
46    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 7: Investment Securities

	December 31, 2021		December 31, 2020		Ratings as of December 31, 2021 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$47,024	$47,054	$20,616	$21,631	100%
Agency residential mortgage-backed	67,326	67,632	47,355	48,911	100%
Non-agency residential mortgage-backed	927	1,158	1,272	1,501	6%	1%	2%	48%	43%
Agency commercial mortgage-backed	1,740	1,773	2,571	2,688	100%
Non-agency commercial mortgage-backed (c)	3,423	3,436	3,678	3,689	85%	1%	2%		12%
Asset-backed (d)	6,380	6,409	5,060	5,150	95%	1%		4%
Other debt (e)	5,404	5,596	5,061	5,393	52%	27%	17%		4%
Total investment securities (f)	$132,224	$133,058	$85,613	$88,963	96%	1%	1%	1%	1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $133 million at December 31, 2021 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2020 was $82 million.
(c)Collateralized primarily by office buildings, multifamily housing, retail properties, lodging properties and industrial properties.
(d)Collateralized primarily by corporate debt, government guaranteed education loans and other consumer credit products.
(e)Includes state and municipal securities.
(f)Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

Table 7 presents the distribution of our investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 1 Accounting Policies and Note 3 Investment Securities in the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional details regarding the methodology for determining the allowance and the amount of the allowance for investment securities, respectively.

The duration of investment securities was 3.7 years at December 31, 2021. We estimate that at December 31, 2021 the effective duration of investment securities was 3.8 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2020 for the effective duration of investment securities were 3.1 years and 2.0 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 4.4 years at December 31, 2021 compared to 3.4 years at December 31, 2020.
Table 8: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2021	Years
Agency residential mortgage-backed	4.6
Non-agency residential mortgage-backed	6.8
Agency commercial mortgage-backed	4.5
Non-agency commercial mortgage-backed	1.8
Asset-backed	3.2
Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 15 Fair Value in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  47

Funding Sources
Table 9: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2021	2020	$	%
Deposits
Noninterest-bearing	$155,175	$112,637	$42,538	38%
Interest-bearing
Money market	61,229	59,737	1,492	2%
Demand	115,910	92,294	23,616	26%
Savings	107,598	80,985	26,613	33%
Time deposits	17,366	19,692	(2,326)	(12)%
Total interest-bearing deposits	302,103	252,708	49,395	20%
Total deposits	457,278	365,345	91,933	25%
Borrowed funds
Federal Home Loan Bank borrowings		3,500	(3,500)	(100)%
Bank notes and senior debt	20,661	24,271	(3,610)	(15)%
Subordinated debt	6,996	6,403	593	9%
Other	3,127	3,021	106	4%
Total borrowed funds	30,784	37,195	(6,411)	(17)%
Total funding sources	$488,062	$402,540	$85,522	21%

Total deposits increased reflecting deposits from BBVA and growth in consumer and commercial liquidity.

Borrowed funds decreased due to lower bank notes and senior debt and lower FHLB borrowings, reflecting the use of liquidity from deposit growth, which more than offset borrowed funds from BBVA.

The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan, investment securities and deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2021 liquidity and capital activities. See Note 10 Borrowed Funds in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information related to our borrowings.

Shareholders’ Equity
Total shareholders’ equity was $55.7 billion at December 31, 2021, an increase of $1.7 billion, compared to December 31, 2020. The increase resulted primarily from net income of $5.7 billion and a preferred stock issuance of $1.5 billion, partially offset by lower AOCI of $2.4 billion reflecting the impact of higher rates on net unrealized securities gains, common and preferred stock dividends of $2.3 billion and common share repurchases of $1.0 billion.
48    The PNC Financial Services Group, Inc. – 2021 Form 10-K

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 23 Segment Reporting in the Notes to Consolidated Financial Statements included in Item 8 of this Report. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 23, primarily due to the presentation in this Item 7 of business net interest income on a taxable-equivalent basis. Note 23 presents results of businesses for 2021, 2020 and 2019.
Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 119 in Note 23 Segment Reporting in the Notes to Consolidated Financial Statements included in Item 8 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP).

The PNC Financial Services Group, Inc. – 2021 Form 10-K  49

Retail Banking
Retail Banking’s core strategy is to help all of our consumer and small business customers move financially forward. We aim to grow our primary checking and transaction relationships through strong customer acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience, leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 10: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$6,206	$5,609	$597	11%
Noninterest income	2,796	2,519	277	11%
Total revenue	9,002	8,128	874	11%
Provision for (recapture of) credit losses	(101)	968	(1,069)	*
Noninterest expense	6,916	6,019	897	15%
Pretax earnings	2,187	1,141	1,046	92%
Income taxes	508	266	242	91%
Noncontrolling interests	31	31	—	—
Earnings	$1,648	$844	$804	95%
Average Balance Sheet
Loans held for sale	$1,328	$745	$583	78%
Loans
Consumer
Residential real estate	$25,230	$18,171	$7,059	39%
Home equity	22,387	22,633	(246)	(1)%
Automobile	15,787	15,968	(181)	(1)%
Credit card	6,182	6,629	(447)	(7)%
Education	2,770	3,176	(406)	(13)%
Other consumer	2,397	2,334	63	3%
Total consumer	74,753	68,911	5,842	8%
Commercial	14,321	12,573	1,748	14%
Total loans	$89,074	$81,484	$7,590	9%
Total assets	$106,331	$97,643	$8,688	9%
Deposits
Noninterest-bearing	$57,729	$39,754	$17,975	45%
Interest-bearing	184,040	150,482	33,558	22%
Total deposits	$241,769	$190,236	$51,533	27%
Performance Ratios
Return on average assets	1.55%	0.86%
Noninterest income to total revenue	31%	31%
Efficiency	77%	74%
(continued on following page)
50    The PNC Financial Services Group, Inc. – 2021 Form 10-K

(continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Supplemental Noninterest Income Information
Consumer services	$1,752	$1,427	$325	23%
Residential mortgage	$456	$604	$(148)	(25)%
Service charges on deposits	$542	$497	$45	9%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$133	$121	$12	10%
Serviced portfolio acquisitions	$44	$33	$11	33%
MSR asset value (b)	$1.1	$0.7	$0.4	57%
MSR capitalization value (in basis points) (b)	81	56	25	45%
Servicing income: (in millions)
Servicing fees, net (c)	$34	$118	$(84)	(71)%
Mortgage servicing rights valuation, net of economic hedge	$64	$137	$(73)	(53)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$24.8	$15.1	$9.7	64%
Loan sale margin percentage	2.84%	3.57%
Percentage of originations represented by:
Purchase volume (d)	43%	40%
Refinance volume	57%	60%
Other Information (b)
Customer-related statistics (average) (e)
Non-teller deposit transactions (f)	65%	64%
Digital consumer customers (g)	79%	74%
Credit-related statistics
Nonperforming assets	$1,220	$1,211	$9	1%
Net charge-offs - loans and leases	$393	$569	$(176)	(31)%
Other statistics
ATMs	9,523	8,900	623	7%
Branches (h)	2,629	2,162	467	22%
Brokerage account client assets (in billions) (i)	$78	$59	$19	32%
* - Not Meaningful
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
(e)Statistics for 2021 include BBVA activity subsequent to the conversion on October 12, 2021.
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

Retail Banking earnings increased $804 million in 2021 compared with the same period in 2020. The increase in earnings was attributable to a provision recapture, higher net interest income and higher noninterest income, partially offset by higher noninterest expense. The 2021 amounts reflect the benefit of BBVA's business operations since the acquisition closed on June 1, 2021.

Net interest income increased primarily due to growth in average deposits and loan balances, reflecting the BBVA acquisition, along with wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income increased due to higher consumer services revenue driven by debit card and brokerage fees and higher service charges on deposits which benefited from the addition of BBVA customers and higher business activity. The increase in noninterest income was partially offset by declines in residential mortgage revenue, driven by lower net servicing fees primarily due to higher payoffs and lower revenue from residential mortgage servicing rights valuation, net of economic hedge.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  51

Provision recapture in 2021 was driven by portfolio changes, including improved credit quality and changes in portfolio composition, along with the impact from an improved economic environment, partially offset by the additional provision for credit losses related to the BBVA acquisition.

Noninterest expense increased, primarily as a result of the impact of BBVA operating expenses, increased marketing activity and additions to litigation reserves.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In 2021, average total deposits increased compared to the same period in 2020 primarily driven by growth in demand and savings deposits which benefited from the impact of the BBVA acquisition and continued government stimulus payments.

Retail Banking average total loans increased in 2021 compared with the same period in 2020 due to the impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in their loan portfolio. The below outlines portfolio drivers excluding the impact of BBVA.
•Average residential real estate loans increased primarily due to originations outpacing paydowns.
•Average commercial loans increased primarily due to PPP loans.
•Average other consumer loans decreased due to liquidations outpacing new volumes.
•Average credit card balances decreased due to changes in customer behavior resulting in higher balance paydowns driven by government stimulus combined with credit tightening actions taken as a result of the pandemic.
•Average education loans decreased driven by a decline in the runoff portfolio of government guaranteed education loans.
•Average home equity loans decreased as paydowns and payoffs exceeded new originated volume.
•Average auto loan balances decreased due to the impacts of the pandemic on the auto industry and proactive credit tightening.

Our national expansion strategy is designed to grow customers with digitally-led banking and a thin branch network as we expand into new markets. In 2018, we began offering our digital high yield savings deposit product and opened our first solution center in Kansas City. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities. The solution center provides a collaborative environment that connects our customers with our digital solutions and services, beyond deposits and withdrawals. In 2021, we opened 13 new solution centers, including in three new markets, Denver, Minneapolis and Phoenix. In total, we have 33 open solution centers within the markets of Boston, Dallas/Fort Worth, Denver, Houston, Kansas City, Minneapolis, Nashville and Phoenix. We also offer digital unsecured installment and small business loans in the expansion markets. As a result of the BBVA acquisition, we have become a coast-to-coast Retail Bank and added over 600 branches across seven states to our network.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of our customers by providing a broad range of liquidity, banking and investment products. In April 2021, we announced our Low Cash Mode® Virtual Wallet® feature which gives all Virtual Wallet® customers the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts, and controls to choose whether to return certain debits rather than the bank making the decision. Through the end of December, we have successfully rolled out Low Cash Mode® to all Virtual Wallet® customers. Upon conversion, BBVA customers became eligible for the full suite of PNC products and services, including Low Cash Mode®.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result closed 196 branches, consistent with our plan. These branch closures included two solution centers due to their proximity to pre-existing BBVA USA branch locations.

52    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

Table 11: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2021	2020	$	%
Income Statement
Net interest income	$4,571	$4,049	$522	13%
Noninterest income	3,783	3,062	721	24%
Total revenue	8,354	7,111	1,243	17%
Provision for (recapture of) credit losses	(646)	2,088	(2,734)	*
Noninterest expense	3,479	2,856	623	22%
Pretax earnings	5,521	2,167	3,354	155%
Income taxes	1,183	483	700	145%
Noncontrolling interests	14	10	4	40%
Earnings	$4,324	$1,674	$2,650	158%
Average Balance Sheet
Loans held for sale	$583	$762	$(179)	(23)%
Loans
Commercial
Commercial and industrial	$126,928	$125,426	$1,502	1%
Commercial real estate	31,584	27,180	4,404	16%
Equipment lease financing	6,286	6,813	(527)	(8)%
Total commercial	164,798	159,419	5,379	3%
Consumer	13	10	3	30%
Total loans	$164,811	$159,429	$5,382	3%
Total assets	$188,470	$183,189	$5,281	3%
Deposits
Noninterest-bearing demand	$79,109	$53,681	$25,428	47%
Interest-bearing demand	72,210	70,622	1,588	2%
Total deposits	$151,319	$124,303	$27,016	22%
Performance Ratios
Return on average assets	2.29%	0.91%
Noninterest income to total revenue	45%	43%
Efficiency	42%	40%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$2,169	$1,884	$285	15%
Capital Markets (b)	$1,983	$1,607	$376	23%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$145	$162	$(17)	(10)%
Commercial mortgage loan servicing income (d)	334	294	40	14%
Commercial mortgage servicing rights valuation, net of economic hedge (e)	80	72	8	11%
Total	$559	$528	$31	6%
MSR asset value (f)	$740	$569	$171	30%
Average Loans by C&IB business
Corporate Banking	$81,069	$81,977	$(908)	(1)%
Real Estate	42,936	40,381	2,555	6%
Business Credit	24,047	22,589	1,458	6%
Commercial Banking	12,054	10,415	1,639	16%
Other	4,705	4,067	638	16%
Total average loans	$164,811	$159,429	$5,382	3%
Credit-related statistics
Nonperforming assets (f)	$1,007	$827	$180	22%
Net charge-offs - loans and leases	$289	$280	$9	3%
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  53

(e)Amounts are reported in corporate service fees.
(f)As of December 31.
Corporate & Institutional Banking earnings increased $2.7 billion in 2021 compared with the same period in 2020, driven by a provision recapture and higher total revenue, partially offset by higher noninterest expense. Results for 2021 reflect the benefit of BBVA's business operations since the acquisition closed on June 1, 2021.

Net interest income increased in the comparison primarily due to higher average deposit and loan balances reflecting the BBVA acquisition and wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Growth in noninterest income in the comparison reflected broad-based increases, including the benefit from BBVA, in capital markets-related revenue, treasury management product revenue and revenue from commercial mortgage banking activities.

Provision recapture in 2021 was driven by portfolio changes, including improved credit quality and changes in portfolio composition, along with the impact from an improved economic environment, partially offset by the additional provision for credit losses related to the BBVA acquisition.

Noninterest expense increased in the comparison largely due to higher variable costs associated with increased business activity and the BBVA acquisition.

Average loans increased compared with 2020 due to increases in Real Estate, Commercial Banking and Business Credit, partially offset by a decline in Corporate Banking:
•Real Estate provides banking, financing, and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA, partially offset by lower commercial mortgage and multifamily agency warehouse lending.
•Commercial Banking provides lending, treasury management and capital markets-related products and services to smaller corporations and businesses. Average loans for this business increased primarily driven by loans from BBVA, partially offset by lower average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased primarily driven by new production and loans from BBVA, partially offset by lower average utilization of loan commitments.
•Corporate Banking provides lending, equipment finance, treasury management and capital markets-related products and services to mid-sized and large corporations and government, and not-for-profit entities. Average loans for this business declined slightly reflecting lower average utilization of loan commitments, mostly offset by loans from BBVA and new production.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison reflecting deposits from BBVA and customers maintaining liquidity due to the economic impacts of the pandemic. We continue to actively monitor the interest rate environment and make adjustments in response to evolving market conditions, bank funding needs and client relationship dynamics.

Corporate & Institutional Banking continues to expand its Corporate Banking business, focused on the middle market and larger sectors. We executed on our expansion plans into the Seattle and Portland markets in 2020, and in 2021, the BBVA acquisition accelerated our expansion efforts across the Southwest; however, this has not changed our strategy regarding our de novo expansion efforts. This follows offices opened in Boston and Phoenix in 2019, Denver, Houston and Nashville in 2018, and Dallas, Kansas City and Minneapolis in 2017. These locations complement Corporate & Institutional Banking national businesses with a significant presence in these cities, and build on past successes in the markets where PNC’s retail banking presence was limited, such as in the Southeast. Our full suite of commercial products and services is offered in these locations.

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
54    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central and South America. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with 2020, treasury management revenue increased primarily due to higher noninterest income and higher deposit balances including the impact of the BBVA acquisition, partially offset by narrower interest rate spreads on the value of deposits.

Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The increase in capital markets-related revenue in the comparison was mostly driven by higher merger and acquisition fees, higher loan syndications and higher equity capital market advisory fees. These increases were partially offset by lower fees and credit valuations on customer-related derivative activities.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income) and revenue derived from commercial mortgage loans held for sale and related hedges. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage loan servicing income, partially offset by lower revenue from commercial mortgage loans held for sale.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  55

Asset Management Group

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to wealthy individuals and institutions by endeavoring to proactively deliver value-added ideas, solutions and exceptional service. Asset Management Group’s priorities are to serve our clients’ financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.
Table 12: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2021	2020	$	%
Income Statement
Net interest income	$476	$357	$119	33%
Noninterest income	987	854	133	16%
Total revenue	1,463	1,211	252	21%
Provision for (recapture of) credit losses	(7)	21	(28)	*
Noninterest expense	941	858	83	10%
Pretax earnings	529	332	197	59%
Income taxes	123	77	46	60%
Earnings	$406	$255	$151	59%
Average Balance Sheet
Loans
Consumer
Residential real estate	$5,033	$2,832	$2,201	78%
Other consumer	4,321	4,042	279	7%
Total consumer	9,354	6,874	2,480	36%
Commercial	1,746	831	915	110%
Total loans	$11,100	$7,705	$3,395	44%
Total assets	$11,677	$8,186	$3,491	43%
Deposits
Noninterest-bearing demand	$2,919	$1,568	$1,351	86%
Interest-bearing demand	22,782	17,347	5,435	31%
Total deposits	$25,701	$18,915	$6,786	36%
Performance Ratios
Return on average assets	3.48%	3.12%
Noninterest income to total revenue	67%	71%
Efficiency	64%	71%
Supplemental Noninterest Income Information
Asset management fees	$964	$836	$128	15%
Brokerage fees	9		9	*
Total	$973	$836	$137	16%
Other Information
Nonperforming assets (a)	$62	$66	$(4)	(6)%
Net charge-offs - loans and leases	$2	$1	$1	100%
Brokerage account client assets (in billions) (a)	$5			*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$192	$170	$22	13%
Nondiscretionary client assets under administration	175	154	21	14%
Total	$367	$324	$43	13%
Discretionary client assets under management
PNC Private Bank	$123	$108	$15	14%
Institutional Asset Management	69	62	7	11%
Total	$192	$170	$22	13%
* - Not Meaningful
(a)As of December 31.
(b)Excludes brokerage account client assets.

56    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves. The business seeks to deliver high quality banking, trust, and investment management services to our emerging affluent, high net worth, and ultra-high net worth clients through a broad array of products and services.

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities, and non-profits.

With the inclusion of BBVA, PNC Private Bank has approximately 100 offices operating in nine out of the ten most affluent states in the U.S. with a majority co-located with retail banking branches.

Asset Management Group earnings increased $151 million in 2021 compared with the same period in 2020, driven by higher revenue and lower provision for credit losses, partially offset by an increase in noninterest expense. Results for 2021 reflect the benefit of BBVA's business operations since the acquisition closed on June 1, 2021.

Net interest income increased due to growth in average loan and deposit balances, reflecting the BBVA acquisition and wider interest rate spreads on the value of loans. This was partially offset by narrower interest rate spreads on the value of deposits. The private banking business continues to refine and offer banking products targeted to the emerging affluent, the affluent and the ultra-affluent client segments. A key focus of the lending business is to drive growth within both the residential real estate product and securities-based lines of credit product. In addition, the deposit strategy focuses on liquidity management for optimizing a client’s overall portfolio.

The increase in noninterest income was primarily attributable to increases in the average equity markets and the benefit of BBVA.

Noninterest expense increased due to the impact of BBVA operations and higher operational loss reserves, partially offset by intangible asset amortization run-off.

Provision recapture in 2021 was driven by improvements in credit quality and the economic environment, partially offset by the additional provision for credit losses related to the BBVA acquisition.

Discretionary client assets under management increased in comparison to the prior year primarily attributable to higher equity markets and the benefit from BBVA as of December 31, 2021.
RISK MANAGEMENT
Enterprise Risk Management
We encounter risk as part of the normal course of operating our business. Accordingly, we design our risk governance framework, referred to as the ERM Framework, and risk management processes to help manage this risk. We manage risk in light of our risk appetite to optimize long-term shareholder value while supporting our employees, customers and communities.

Our ERM Framework is structurally aligned with regulatory enhanced prudential standards and heightened standards, promulgated by the Federal Reserve and OCC, respectively, which establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework, which consists of seven core components that provide executive management and the Board of Directors with an aggregate view of significant risks impacting the organization. The seven core components are risk culture, enterprise strategy (including risk appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting (see the figure below). The overall Risk Management section of this Item 7 also provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security). Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely incorporation of applicable regulatory pronouncements into our ERM Framework.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  57

Risk Culture
A strong risk culture helps us make well-informed decisions, helps ensure individuals conform to the established culture, reduces an individual’s ability to do something for personal gain, and rewards employees for working toward a common goal rather than individual interests. Our risk culture reinforces the appropriate protocols for responsible and ethical behavior. These protocols are especially critical in terms of our risk awareness, risk-taking behavior and risk management practices.

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
Enterprise Strategy
We seek to ensure that our overall enterprise strategy is within acceptable risk parameters through our risk appetite, strategic planning, capital planning and stress testing processes. These components are reviewed and approved at least annually by the Board of Directors.
Risk Appetite: Our risk appetite represents the organization’s desired enterprise risk position, set within our capital-based risk and liquidity capacity to achieve our strategic objectives and business plans. The Enterprise Risk Appetite Statement qualitatively describes the aggregate level of risk we are willing to accept in order to execute our business strategies. Qualitative guiding principles further define each of the risks within our taxonomy to support the risk appetite statement. Risk appetite metrics and limits, including forward-looking metrics, quantitatively measure whether we are operating within our stated Risk Appetite. Our risk appetite metrics reflect material risks, align with our established Risk Appetite Framework, balance risk and reward, leverage analytics, and are adjusted to changes in the external and internal risk environments.
Strategic Planning: Our enterprise and line of business strategic plans outline major objectives, strategies and goals which are expected to be achieved over the next five years while seeking to ensure we remain compliant with all capital, risk appetite and liquidity targets and guidelines. Our chief executive officer and chief financial officer lead the development of the corporate strategic plan, the strategic objectives and the comprehensive identification of material risks that could hinder successful implementation and execution of strategies. Strategic planning is linked to our risk management and capital planning processes.
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
Risk Governance and Oversight
We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return, and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate
58    The PNC Financial Services Group, Inc. – 2021 Form 10-K

and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened standards and the Federal Reserve Board's enhanced prudential standards rules. See the Supervision and Regulation section in Item 1 of this Report for more information.
To ensure appropriate risks are being taken and effectively managed and controlled, risk is managed across three lines of defense. The Board of Directors’ and each line of defense’s responsibilities are detailed below:
Board of Directors – The Board of Directors oversees our risk-taking activities, holds management accountable for adhering to the ERM Framework and is responsible for exercising sound, independent judgment when assessing risk.
First line of defense – The front line units are accountable for identifying, owning and managing risks to within acceptable levels while adhering to the ERM Framework. Our businesses strive to enhance risk management and internal control processes within their areas. Integrated and comprehensive processes are designed to adequately manage the business’ risk profile and risk appetite through identifying, assessing, monitoring and reporting risks that may significantly impact each business.
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the risk governance framework and the standards within each independent risk area for identifying, measuring, monitoring, controlling and reporting aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, and report any issues or exceptions. The risk areas help to ensure processes and controls owned by the businesses are designed and operating as intended, and they may intervene directly to modify and develop first line of defense risk processes and controls.
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
•Human Resources Committee: oversees the compensation of our executive officers and other specified responsibilities related to talent and human capital matters affecting us. The committee is also responsible for evaluating the relationship between risk-taking activities and incentive compensation plans.
•Risk Committee: oversees our enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework. The Risk Committee has formed a Technology Subcommittee and a Compliance Subcommittee to facilitate Board-level oversight of risk management in these areas.
•Special Committee on Equity & Inclusion: oversees management’s equity and inclusion efforts, internally and externally, focusing on our systemic processes (including for employees and suppliers); low and moderate income communities (including community development banking, and product offerings and financial support for such communities); and advocacy (including partnerships with leading organizations, and advocacy for necessary structural changes to help provide greater access to the banking system and end systemic racism).
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  59

senior management level and are designed to facilitate the review, evaluation, oversight and approval of key business and risk activities.
Working Committees – The Working Committees generally operate on delegated approval authority from a Corporate Committee or other Working Committees. Working Committees are intended to provide oversight of regulatory/legal matters, assist in the implementation of key enterprise-level activities within a business or function and support the oversight of the businesses key risk activities.
Transactional Committees – Transactional Committees generally operate based on delegated approval authority from a Corporate or Working Committee to approve individual transactions, transactional related activities or movements on the organization's balance sheet.
Policies and Procedures – We have established risk management Policies and Procedures to support our ERM Framework, articulate our risk culture, define the parameters and processes within which employees are to manage risk and conduct our business activities and to provide direction, guidance and clarity on roles and responsibilities to management and the Board of Directors. These Policies and Procedures are organized in a multi-tiered framework and require periodic review and approval by relevant Committees, including where appropriate Committees of the Board of Directors, or management.
Risk Identification
Risk identification takes place across a variety of risk types throughout the organization. These risk types include, but are not limited to, credit, liquidity and capital, market and operational (which includes, among other types of risk, compliance and information security). Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against our risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators, Key Performance Indicators, Risk and Control Self-Assessments, scenario analysis, stress testing and special investigations.

Risks are aggregated and assessed within and across risk functions and businesses. The aggregated risk information is reviewed and reported at an enterprise level to the Board of Directors or appropriate committees. This enterprise aggregation and reporting approach promotes the identification and appropriate escalation of material risks across the organization and supports an understanding of the cumulative impact of risk in relation to our risk appetite.
Risk Assessment
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and allow us to control and monitor our actual risk level and risk management effectiveness through the use of risk measures. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Effective risk measurement practices are designed to uncover recurring risks that have been experienced in the past; facilitate the monitoring, understanding, analysis and reporting of known risks; and reveal unanticipated risks that may not be easy to understand or predict.
Risk Controls and Monitoring
Our ERM Framework consists of policies, processes, personnel and control systems. Risk controls and limits provide the linkage from our Risk Appetite Statement and associated guiding principles to the risk-taking activities of our businesses. In addition to risk appetite limits, a system of more detailed internal controls exists which oversees and monitors our various processes and functions. These control systems measure performance, help employees make correct decisions, help ensure information is accurate and reliable and facilitate compliance with laws and regulations.
We design our monitoring and evaluation of risks and controls to provide assurance that policies, procedures and controls are effective and also to result in the identification of control improvement recommendations. Risk monitoring is a daily, ongoing process used by both the first and second line of defense to help ensure compliance with our ERM Framework. Risk monitoring is accomplished in many ways, including performing risk assessments at the prime process and risk assessment unit level, monitoring an area’s key controls, the timely reporting of issues, and establishing a quality control and/or quality assurance function, as applicable.
Risk Aggregation and Reporting
Risk reporting is a comprehensive way to: (i) aggregate risks; (ii) identify concentrations; (iii) help ensure we remain within our established risk appetite; (iv) monitor our risk profile in relation to our risk appetite and (v) communicate risks and views on the effectiveness of our risk management activities to the Board of Directors and executive management.
Risk reports are produced at the line of business, functional risk and enterprise levels. The enterprise level risk report aggregates material risks identified in the risk area reports and in the business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk and represents our overall risk position in relation to the desired enterprise risk
60    The PNC Financial Services Group, Inc. – 2021 Form 10-K

appetite. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of risk reports from the risk areas and lines of business to inform our risk profile is designed to provide a clear view of our risk level relative to our quantitative risk appetite. The enterprise level report is provided through the governance structure to the Risk Committee of the Board of Directors.

Each individual risk report includes an assessment of inherent risk, quality of risk management, residual risk, risk appetite and risk outlook. The enterprise level risk report includes an aggregate view of material risks identified in the individual reports and provides a summary of our overall risk profile compared to our risk appetite.

Credit Risk Management

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with the contractual terms of their loan, extension of credit or other financial obligation with PNC. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are designed to be embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board of Directors through our governance structure. Our most significant concentration of credit risk is in our loan portfolio.

Credit Risk Management employs a governance, policy and monitoring framework for environmental and social risk topics that includes periodic updates to PNC’s Credit Portfolio Strategy Committee. Outcomes from those updates may be incorporated into credit policies and risk procedures that govern our risk appetite, credit decisioning, portfolio management and reserve processes.

Credit Risk Management is currently evaluating how it may best understand the impacts to credit risk that may accelerate or be introduced as a result of climate change, including impacts from physical risk events and risks associated with the transition to a low-carbon economy. These risk events may impact a borrower’s income, cash flow or collateral due to frequency or severity of weather events, changing market conditions, consumer preferences and demand for products, or changes to the legislative and regulatory landscape. As disruptive events occur, PNC follows a process to determine if enhanced portfolio monitoring, reporting and executive communication is warranted to ensure appropriate oversight and action.

In commercial lending, PNC limits new originations in sectors that are no longer consistent with our strategic direction, such as mountain-top removal coal mining, Arctic oil and gas and private prisons. Corporate & Institutional Banking transactions are subject to an Environmental and Social Risk Management assessment designed to help us better identify and mitigate environmental, human rights and other social risks early in the credit application process. Transactions identified as having a potential environmental, human rights or other social risk are evaluated to determine whether enhanced due diligence is warranted. In consumer lending, PNC strives to ensure adequate insurance is present for properties exposed to flooding while also monitoring other water-related risks such as the increased shoreline (and coastal) erosion and weather related events such as hurricanes and wildfires.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  61

Loan Portfolio Characteristics and Analysis

Table 13: Details of Loans
In billions
We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements included in Item 8 of this Report, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 53% and 55% of our total loan portfolio at December 31, 2021 and 2020, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geography that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified as shown in the following table which provides a breakout by industry classification (classified based on the North American Industry Classification System).

Table 14: Commercial and Industrial Loans by Industry

	December 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Retail/wholesale trade	$22,803	15%	$20,218	15%
Manufacturing	22,597	15	20,712	16
Service providers	20,750	14	19,419	15
Financial services	17,950	12	14,909	11
Real estate related (a)	15,123	10	13,369	10
Technology, media & telecommunications	10,070	7	7,242	5
Health care	9,944	7	8,987	7
Transportation and warehousing	7,136	5	7,095	5
Other industries	26,560	15	20,122	16
Total commercial and industrial loans	$152,933	100%	$132,073	100%
(a)Represents loans to customers in the real estate and construction industries.
62    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The increase in commercial and industrial loans compared to December 31, 2020, primarily reflects the acquisition of BBVA along with organic loan growth in the PNC legacy portfolio, partially offset by PPP loan forgiveness. Amounts include $3.4 billion and $12.0 billion of PPP loans outstanding at December 31, 2021 and 2020.

See the Commercial High Impact Industries discussion within this Credit Risk Management section for additional discussion of the impact of COVID-19 on our commercial portfolio and how we are evaluating and monitoring the portfolio for elevated levels of credit risk.

Commercial Real Estate
Commercial real estate loans comprised $18.6 billion related to commercial mortgages on income-producing properties, $7.3 billion of real estate construction project loans and $8.1 billion of intermediate term financing loans as of December 31, 2021. Comparable amounts as of December 31, 2020 were $17.3 billion, $6.3 billion and $5.1 billion, respectively.

We monitor credit risk associated with our commercial real estate loans similar to commercial and industrial loans by analyzing PD and LGD. Additionally, risks associated with these types of credit activities tend to be correlated to the loan structure, collateral location and quality, project progress and business environment. These attributes are also monitored and utilized in assessing credit risk. The portfolio is geographically diverse due to the nature of our business involving clients throughout the U.S.

The following table presents our commercial real estate loans by geography and property type:

Table 15: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,561	16%	$4,458	16%
Texas	3,458	10	2,031	7
Florida	2,987	9	2,991	10
Virginia	1,720	5	1,586	6
Maryland	1,557	5	1,770	6
Pennsylvania	1,482	4	1,425	5
Ohio	1,219	4	1,247	4
Colorado	1,126	3	584	2
Georgia	1,015	3	859	3
New York	985	3	725	3
Other	12,905	38	11,040	38
Total commercial real estate loans	$34,015	100%	$28,716	100%
Property Type (a)
Multifamily	$10,581	31%	$9,617	33%
Office	9,547	28	7,691	27
Retail	3,570	10	3,490	12
Seniors housing	2,602	8	1,417	5
Industrial/warehouse	2,413	7	1,999	7
Hotel/motel	2,008	6	1,954	7
Mixed use	724	2	835	3
Other	2,570	8	1,713	6
Total commercial real estate loans	$34,015	100%	$28,716	100%
(a)Presented in descending order based on loan balances at December 31, 2021.

Commercial High Impact Industries
In light of the economic circumstances related to COVID-19, we are continuing to evaluate and monitor our entire commercial portfolio for elevated levels of credit risk; however, the industry sectors that have been most impacted by the effects of the pandemic are:
•Non-real estate related
•Leisure recreation: restaurants, casinos, hotels, convention centers
•Non-essential retail: retail excluding auto, gas, staples
•Healthcare facilities: elective, private practices
•Consumer services: religious organizations, childcare
•Leisure travel: cruise, airlines, other travel/transportation
•Other impacted areas: shipping, senior living, specialty education
The PNC Financial Services Group, Inc. – 2021 Form 10-K  63

•Real estate related
•Non-essential retail and restaurants: malls, lifestyle centers, outlets, restaurants
•Hotel: full service, limited service, extended stay
•Seniors housing: assisted living, independent living

As of December 31, 2021, our outstanding loan balances in these industries totaled $19.3 billion, or approximately 7% of our total loan portfolio, while additional unfunded loan commitments totaled $12.9 billion. Included in our outstanding loan balances are $0.9 billion of loans that are funded through the PPP and guaranteed by the Small Business Administration. We continue to carefully monitor and manage the loans in these industries, and we believe uncertainty relative to the timing and level of long-term recovery for leisure recreation and leisure travel remains high.

As the impact from COVID-19 persists, real estate related to the office sector is an area of growing uncertainty. Notable portions of leased office space remain vacant and the mass work-from-home experience continues to be a feasible alternative, suggesting a structural change for office demand moving forward. However, the change is anticipated to be slow moving and could evolve over a number of years. PNC continues to closely monitor our exposure in the office sector as these concerns develop, and while internal risk assessments have moved moderately higher, we have not seen a notable change in performance.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2021 and 2020.

We obtain loan attributes at origination, including FICO scores and LTVs, and we update these and other credit metrics at least quarterly. We track borrower performance monthly. We also segment the mortgage portfolio into pools based on product type (e.g., nonconforming, conforming). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

The following table presents certain key statistics related to our residential real estate portfolio:

Table 16: Residential Real Estate Statistics

	December 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$15,041	38%	$7,828	35%
Texas	4,397	11	409	2
Florida	3,124	8	1,620	7
Washington	1,909	5	1,104	5
New Jersey	1,660	4	1,635	7
Arizona	1,435	4	163	1
New York	1,279	3	1,020	5
Colorado	1,145	3	262	1
Pennsylvania	1,069	3	1,036	5
Illinois	957	2	1,039	5
Other	7,696	19	6,444	27
Total residential real estate loans	$39,712	100%	$22,560	100%
	December 31, 2021		December 31, 2020
Weighted-average loan origination statistics (b)
Loan origination FICO score		775		775
LTV of loan originations		67%		67%
(a)Presented in descending order based on loan balances at December 31, 2021.
(b)Weighted-averages calculated for the twelve months ended December 31, 2021 and 2020, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $34.9 billion at December 31, 2021 with 42% located in California. Comparable amounts at December 31, 2020 were $17.9 billion and 41%, respectively.
64    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Home Equity
Home equity loans comprised $15.8 billion of primarily variable-rate home equity lines of credit and $8.3 billion of closed-end home equity installment loans at December 31, 2021. Comparable amounts were $12.6 billion and $11.5 billion, as of December 31, 2020, respectively.

We track borrower performance of this portfolio monthly similarly to residential real estate loans. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold the lien. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

The credit performance of the majority of the home equity portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally determined at the time of origination and monitored on an ongoing basis for risk management purposes. We use a third-party service provider to obtain updated loan information, including lien and collateral data that is aggregated from public and private sources.
The following table presents certain key statistics related to our home equity portfolio:
Table 17: Home Equity Loan Statistics

	December 31, 2021		December 31, 2020
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,108	21%	$5,602	23%
New Jersey	3,117	13	3,462	14
Ohio	2,398	10	2,753	11
Florida	1,701	7	1,536	6
Michigan	1,246	5	1,398	6
Maryland	1,206	5	1,332	6
Illinois	1,154	5	1,411	6
Texas	978	4	7
North Carolina	918	4	1,043	4
Kentucky	777	3	922	4
Other	5,458	23	4,622	20
Total home equity loans	$24,061	100%	$24,088	100%
Lien type
1st lien		62%		63%
2nd lien		38		37
Total		100%		100%
	December 31, 2021		December 31, 2020
Weighted-average loan origination statistics (b)
Loan origination FICO score		782		776
LTV of loan originations		66%		67%
(a)Presented in descending order based on loan balances at December 31, 2021.
(b)Weighted-averages calculated for the twelve months ended December 31, 2021 and 2020, respectively.

Automobile
Auto loans comprised $15.4 billion in the indirect auto portfolio and $1.2 billion in the direct auto portfolio as of December 31, 2021. Comparable amounts as of December 31, 2020 were $12.7 billion and $1.5 billion, respectively. The indirect auto portfolio consists of loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  65

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 18: Auto Loan Statistics

	December 31, 2021	December 31, 2020
Weighted-average loan origination FICO score (a) (b)
Indirect auto	791	784
Direct auto	775	768
Weighted-average term of loan originations - in months (a)
Indirect auto	72	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended December 31, 2021 and 2020, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 18. We offer both new and used auto financing to customers through our various channels. At December 31, 2021, the portfolio balance was composed of 53% new vehicle loans and 47% used vehicle loans. Comparable amounts at December 31, 2020 were 56% and 44%, respectively.

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

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of this Report for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 19: Nonperforming Assets by Type

	December 31 2021	December 31 2020	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,168	$923	$245	27%
Consumer (a)	1,312	1,363	(51)	(4)%
Total nonperforming loans	2,480	2,286	194	8%
OREO and foreclosed assets	26	51	(25)	(49)%
Total nonperforming assets	$2,506	$2,337	$169	7%
TDRs included in nonperforming loans	$988	$902	$86	10%
Percentage of total nonperforming loans	40%	39%
Nonperforming loans to total loans	0.86%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.87%	0.97%
Nonperforming assets to total assets	0.45%	0.50%
Allowance for loan and lease losses to nonperforming loans	196%	235%
Allowance for credit losses to nonperforming loans (b)	223%	260%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The increase in nonperforming assets from December 31, 2020 primarily reflects the impact of BBVA, partially offset by improved credit performance throughout 2021.

66    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The following table provides details on the change in nonperforming assets for the years ended December 31, 2021 and 2020:

Table 20: Change in Nonperforming Assets

In millions	2021	2020
January 1	$2,337	$1,752
Acquired nonperforming assets (a)	880
New nonperforming assets	1,216	1,947
Charge-offs and valuation adjustments	(255)	(421)
Principal activity, including paydowns and payoffs	(1,023)	(603)
Asset sales and transfers to loans held for sale	(134)	(82)
Returned to performing status	(515)	(256)
December 31	$2,506	$2,337
(a)Represents the June 30, 2021 balance of nonperforming assets attributable to BBVA. Changes in this acquired portfolio for the six months ended December 31, 2021 are reflected in the appropriate category based on activity.

As of December 31, 2021, approximately 98% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 42% of total residential real estate nonperforming loans, while home equity TDRs comprised 36% of home equity nonperforming loans at December 31, 2021. Comparable amounts at December 31, 2020 were 47% and 41%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not identified as TDRs. Refer to the Troubled Debt Restructurings and Loan Modifications discussion in this Credit Risk Management section for more information on the treatment of loan modifications under the CARES Act.
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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment and the continuing effects of the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance.

As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2021 and 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.
Table 21: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31 2021	December 31 2020	Change		December 31 2021	December 31 2020
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$1,011	$620	$391	63%	0.35%	0.26%
Accruing loans past due 60 to 89 days	355	234	121	52%	0.12%	0.10%
Total early stage loan delinquencies	1,366	854	512	60%	0.47%	0.35%
Late stage loan delinquencies
Accruing loans past due 90 days or more	619	509	110	22%	0.21%	0.21%
Total accruing loans past due	$1,985	$1,363	$622	46%	0.69%	0.56%
(a)Past due loan amounts include government insured or guaranteed loans of $0.5 billion and $0.6 billion at December 31, 2021 and 2020, respectively.

The increase in accruing loans past due from December 31, 2020 was the result of lower delinquencies in the PNC legacy portfolio being more than offset by delinquencies attributable to BBVA, including increases from BBVA conversion-related administrative and operational delays.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  67

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

Troubled Debt Restructurings and Loan Modifications

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that have been restructured but that meet certain criteria under the CARES Act are not categorized as TDRs at December 31, 2021 and 2020.

The following table provides a summary of troubled debt restructurings at December 31, 2021 and 2020, respectively:

Table 22: Summary of Troubled Debt Restructurings (a)

	December 31 2021	December 31 2020	Change
Dollars in millions			$	%
Commercial	$672	$528	$144	27%
Consumer	919	1,116	(197)	(18)%
Total TDRs	$1,591	$1,644	$(53)	(3)%
Nonperforming	$988	$902	$86	10%
Accruing (b)	603	742	(139)	(19)%
Total TDRs	$1,591	$1,644	$(53)	(3)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 40% of total nonperforming loans and 62% of total TDRs at December 31, 2021. Comparable amounts at December 31, 2020 were 39% and 55%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information on TDRs.

Loan Modifications
Since the onset of the pandemic in 2020, PNC has provided relief to our consumer customers from the economic impacts of COVID-19 through a variety of solutions under our hardship relief programs. Throughout 2021, consumer loan modifications were being granted in response to customer hardships that extended beyond the initial relief programs and included all hardship related modifications. At December 31, 2021, consumer loans in active assistance under hardship relief programs on our balance sheet had an unpaid principal balance of $494 million and primarily related to residential real estate. Excluded from this amount are government insured or guaranteed loans of $205 million and $278 million in the Residential real estate and Education loan classes, respectively, as these loans present minimal credit risk to PNC. The comparable unpaid principal balance on our balance sheet at December 31, 2020 was $1.0 billion.

Under the CARES Act, loan modifications meeting certain criteria qualify the loan for relief from TDR treatment. Loans that do not meet this criteria may also be evaluated under interagency guidance. Loan modifications that permanently reduce either the contractual interest rate and/or principal balance of the loan would not meet the qualifications for relief from TDR treatment under the CARES Act. Consumer loan modifications that qualified for TDR accounting amounted to $93 million and $149 million at December 31, 2021 and 2020, respectively.

The impact of these modifications was considered within the quarterly reserve determination. See the Allowance for Credit Losses discussion within the Critical Accounting Estimates and Judgments section of this Report for additional information. Refer to the Loan Delinquencies discussion in this Credit Risk Management section for information on how these hardship related loan modifications are reported from a delinquency perspective.

68    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Allowance for Credit Losses

Our ACL is based on historical loss and performance experience, which is captured through current PD, as well as current borrower risk characteristics, including borrower repayment status, consumer credit scores, collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

Expected losses are estimated primarily using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses where applicable and (iii) long run average expected losses for the remaining estimated contractual term.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we have established a framework which includes a three year forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes over the forecasted period. Forward looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative macroeconomic models, as well as through analysis from PNC’s economists and management’s judgment in qualitatively assessing the ACL.

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

The long run average expected credit losses are derived from our available historical credit information. We use long run average expected loss for the portfolio over the estimated remaining contractual term beyond our forecast period and the reversion period.

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

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of PD, LGD, EAD and the remaining estimated contractual term for a loan or loan segment. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods to estimate these risk parameters by loan or loan segments. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default. These parameters are calculated for each forecasted scenario, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

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

For loans and leases that do not share similar risk characteristics with a pool of loans, we establish individually assessed reserves using methods prescribed by GAAP. Reserves for individual commercial nonperforming loans and commercial TDRs exceeding a defined dollar threshold are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Commercial loans that are below the defined threshold and accruing TDRs are collectively reserved for, as we believe these loans continue to share similar risk characteristics. For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

While our reserve methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but
The PNC Financial Services Group, Inc. – 2021 Form 10-K  69

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
•Industry concentrations and conditions, including the impacts of COVID-19 on highly impacted segments,
•Changes in market conditions, including regulatory and legal requirements,
•Changes in the nature and volume of our portfolio,
•Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macroeconomic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures, and
•Timing of available information, including the performance of first lien positions.

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

The following table summarizes our ACL related to loans:

Table 23: Allowance for Credit Losses by Loan Class (a)

	December 31, 2021			December 31, 2020
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,879	$152,933	1.23%	$2,300	$132,073	1.74%
Commercial real estate	1,216	34,015	3.57%	880	28,716	3.06%
Equipment lease financing	90	6,130	1.47%	157	6,414	2.45%
Total commercial	3,185	193,078	1.65%	3,337	167,203	2.00%
Consumer
Residential real estate	21	39,712	0.05%	28	22,560	0.12%
Home equity	149	24,061	0.62%	313	24,088	1.30%
Automobile	372	16,635	2.24%	379	14,218	2.67%
Credit card	712	6,626	10.75%	816	6,215	13.13%
Education	71	2,533	2.80%	129	2,946	4.38%
Other consumer	358	5,727	6.25%	359	4,698	7.64%
Total consumer	1,683	95,294	1.77%	2,024	74,725	2.71%
Total	$4,868	$288,372	1.69%	$5,361	$241,928	2.22%
Allowance for unfunded lending related commitments	662			584
Allowance for credit losses	$5,530			$5,945
Allowance for credit losses to total loans			1.92%			2.46%
Commercial			1.94%			2.29%
Consumer			1.87%			2.84%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $171 million and $109 million at December 31, 2021 and 2020, respectively.
70    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The following table summarizes our loan charge-offs and recoveries:
Table 24: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans
2021
Commercial
Commercial and industrial	$385	$88	$297	0.21%
Commercial real estate	36	7	29	0.09%
Equipment lease financing	13	11	2	0.03%
Total Commercial	434	106	328	0.18%
Consumer
Residential real estate	15	28	(13)	(0.04)%
Home equity	20	86	(66)	(0.27)%
Automobile	169	143	26	0.16%
Credit card	256	46	210	3.39%
Education	15	8	7	0.25%
Other consumer	192	27	165	3.05%
Total Consumer	$667	$338	$329	0.38%
Total	$1,101	$444	$657	0.24%
2020
Commercial
Commercial and industrial	$382	$75	$307	0.22%
Commercial real estate	2	9	(7)	(0.02)%
Equipment lease financing	23	10	13	0.19%
Total Commercial	407	94	313	0.18%
Consumer
Residential real estate	10	16	(6)	(0.03)%
Home equity	42	61	(19)	(0.08)%
Automobile	265	128	137	0.86%
Credit card	300	35	265	3.99%
Education	16	8	8	0.25%
Other consumer	152	18	134	2.75%
Total Consumer	$785	$266	$519	0.67%
Total	$1,192	$360	$832	0.33%

Total net charge-offs decreased $175 million, or 21%, in 2021 compared to 2020. The decline in the comparison was attributable to the continued favorable impact of government stimulus programs benefiting consumers, as well as the increases in automobile collateral values and home prices which has limited our losses in those respective consumer portfolios.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Liquidity and Capital Management

Liquidity risk has two fundamental components. The first is potential loss assuming we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available. We manage liquidity risk at the consolidated company level (bank, parent company and all subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances, and to help ensure that we maintain an appropriate level of contingent liquidity.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  71

and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.

In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the LCR, which is calculated on a daily basis, and the NSFR which are further described in the Supervision and Regulation section in Item 1 of this Report. As of December 31, 2021, the LCR and NSFR for PNC and PNC Bank exceeded the requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $457.3 billion at December 31, 2021 from $365.3 billion at December 31, 2020, driven by growth in interest-bearing and noninterest-bearing deposits, primarily as a result of the BBVA acquisition. See the Funding Sources section of the Consolidated Balance Sheet Review in this Item 7 for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At December 31, 2021, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $84.8 billion and securities available for sale totaling $131.5 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $27.3 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $0.1 billion of securities held to maturity were also pledged as collateral for these purposes.
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

Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 25: Senior and Subordinated Debt

In billions	2021
January 1	$30.7
Issuances	1.7
Calls and maturities	(6.0)
Other	(0.9)
Impact from BBVA Acquisition	2.2
December 31	$27.7

Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2021, PNC Bank had $13.7 billion of notes outstanding under this program of which $8.7 billion were senior bank notes and $5.0 billion were subordinated bank notes.

72    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The following table details PNC Bank note redemptions in 2021:
Table 26: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
March 30, 2021	$1.25 billion	$1.25 billion of all outstanding Senior Notes with an original scheduled maturity date of April 29, 2021. The securities had a distribution rate of 2.150%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of March 30, 2021.
July 22, 2021	$900 million	All outstanding Senior Floating Rate Notes with an original scheduled maturity date of July 22, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of July 22, 2021.
July 22, 2021	$600 million	All outstanding Senior Fixed Rate/Floating Rate Notes with an original scheduled maturity date of July 22, 2022. The securities had a distribution rate of 2.232%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of July 22, 2021.
November 9, 2021	$750 million	$750 million of all outstanding Senior Notes with an original scheduled maturity date of December 9, 2021. The securities have a distribution rate of 2.550%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of November 9, 2021.
December 9, 2021	$650 million	$650 million of all outstanding Senior Fixed Rate/Floating Rate Notes with an original scheduled maturity date of December 9, 2022. The securities have a distribution rate of 2.028%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of December 9, 2021.
December 9, 2021	$750 million	$750 million of all outstanding Senior Floating Rate Notes with an original scheduled maturity date of December 9, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid interest to the redemption date of December 9, 2021.

See Note 25 Subsequent Events in the Notes to the Consolidated Financial Statements in Item 8 of this Report for details on the $1.25 billion bank note redemption announced on January 6, 2022 and the $500 million and $1.0 billion bank note redemptions both announced on February 11, 2022.

PNC Bank maintains additional secured borrowing capacity with the FHLB and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2021, our unused secured borrowing capacity at the FHLB and the Federal Reserve Bank totaled $78.8 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2021, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank, or through issuing senior unsecured notes.

Parent Company Liquidity
In addition to managing liquidity risk at the bank level, we monitor the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases and acquisitions.

As of December 31, 2021, available parent company liquidity totaled $9.0 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was approximately $2.4 billion at December 31, 2021. See Note 20 Regulatory Matters in the Notes to Consolidated Financial Statements in Item 8 of this Report for a further discussion of these limitations.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  73

On October 14, 2021, following completion of the bank merger on October 8, 2021, PNC Bank completed a return of capital of $3.0 billion to the parent company.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2021 there were no commercial paper issuances outstanding.

The following table details Parent Company note issuances in 2021:

Table 27: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
April 23, 2021	$1.0 billion	$1.0 billion of senior fixed-to-floating rate notes with a maturity date of April 23, 2032. Interest is payable semi-annually in arrears at a fixed rate of 2.307% per annum, on April 23 and October 23 of each year, beginning on October 23, 2021. Beginning on April 23, 2031, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index), plus 0.97926%, on July 23, 2031, October 23, 2031, January 23, 2032 and at the maturity date.

August 13, 2021	$700 million	$700 million of senior notes with a maturity date of August 13, 2026. Interest is payable semi-annually in arrears at a fixed rate of 1.15% per annum, on August 13 and February 13 of each year, beginning on February 13, 2022.

On August 4, 2021, PNC redeemed all of the outstanding senior notes due September 3, 2021 issued by PNC in the amount of $500 million. The securities had a distribution rate of 3.250%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

See Note 25 Subsequent Events for details on the $1.0 billion parent company note redemption announced on January 6, 2022.

Parent company senior and subordinated debt outstanding totaled $11.4 billion at December 31, 2021 compared with $10.6 billion at December 31, 2020.

Contractual Obligations and Commitments
The following tables set forth contractual obligations and various other commitments as of December 31, 2021:

Table 28: Contractual Obligations

		Payment Due By Period
December 31, 2021 – in millions	Total	Less than one year	One to three years	Four to five years	After five years
Remaining contractual maturities of time deposits	$17,366	$15,403	$1,334	$422	$207
Borrowed funds (a)	30,784	7,182	7,539	5,001	11,062
Minimum annual rentals on noncancellable operating leases	2,412	416	719	516	761
Nonqualified pension and postretirement benefits	440	48	96	92	204
Purchase obligations (b)	1,439	743	533	145	18
Total contractual cash obligations	$52,441	$23,792	$10,221	$6,176	$12,252
(a)Includes adjustments related to accounting hedges and purchase accounting.
(b)Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.
Table 29: Other Commitments (a)

		Amount Of Commitment Expiration By Period
December 31, 2021 – in millions	Total Amounts Committed	Less than one year	One to three years	Four to five years	After five years
Commitments to extend credit (b)	$237,238	$109,326	$67,433	$59,076	$1,403
Net outstanding standby letters of credit (c)	9,303	5,671	2,982	643	7
Standby bond purchase agreements	1,268	249	797	222
Other commitments (d)	3,045	1,822	661	408	154
Total commitments	$250,854	$117,068	$71,873	$60,349	$1,564
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
(c)Includes $3.3 billion of standby letters of credit that support remarketing programs for customers’ variable rate demand notes.
(d)Includes other commitments of $0.8 billion that were not on our Consolidated Balance Sheet. The remaining $2.2 billion of other commitments were included in Other liabilities on our Consolidated Balance Sheet.
74    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
The following table presents credit ratings for PNC and PNC Bank as of December 31, 2021:

Table 30: Credit Ratings for PNC and PNC Bank

December 31, 2021
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

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases and managing dividend policies and retaining earnings.

On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.

In 2021, we returned $3.0 billion of capital to shareholders through dividends on common shares of $2.0 billion and repurchases of 5 million common shares for $1.0 billion.

We repurchase shares of PNC common stock under a share repurchase authorization provided by our Board of Directors in the amount of up to 100 million shares. Our repurchases are made on the open market or in privately negotiated transactions and the extent and timing of share repurchases under authorizations depend on a number of factors including, among others, market and general economic conditions, economic and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, contractual and regulatory limitations, and the results of supervisory assessments of capital adequacy and capital planning processes undertaken by the Federal Reserve and the OCC as part of the CCAR and DFAST processes. Repurchases of common stock are subject to regulatory requirements, including compliance with SCB requirements.
In the first quarter of 2021, the Federal Reserve extended the special limitations on dividends and share repurchases by CCAR-participating BHCs that were put in place in 2020 as a result of ongoing uncertainty from COVID-19. While these restrictions permitted share repurchases based on income, we refrained from repurchasing shares until the close of the BBVA transaction. These restrictions ended on June 30, 2021 for firms with capital levels above those required by the 2021 stress tests, such as PNC. In June 2021, we announced the reinstatement of our share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021.
On January 5, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.25 per share paid on February 5, 2022.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  75

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

Table 31: Basel III Capital

	December 31, 2021
Dollars in millions	Basel III (a)	(Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$49	$49
Retained earnings	51,193	50,228
Goodwill, net of associated deferred tax liabilities	(10,702)	(10,702)
Other disallowed intangibles, net of deferred tax liabilities	(435)	(435)
Other adjustments/(deductions)	(39)	(45)
Common equity Tier 1 capital	$40,066	$39,095
Additional Tier 1 capital
Preferred stock plus related surplus	5,010	5,010
Other adjustments/(deductions)	(1)	(1)
Tier 1 capital	$45,075	$44,104
Additional Tier 2 capital
Qualifying subordinated debt	3,417	3,417
Trust preferred capital securities	20
Eligible credit reserves includable in Tier 2 capital	3,939	4,817
Total Basel III capital	$52,451	$52,338
Risk-weighted assets
Basel III standardized approach risk-weighted assets (c)	$388,769	$389,068
Average quarterly adjusted total assets	$548,453	$547,483
Supplementary leverage exposure (d)	$648,310	$648,304
Basel III risk-based capital and leverage ratios (a)(e)
Common equity Tier 1	10.3%	10.0%
Tier 1	11.6%	11.3%
Total (f)	13.5%	13.5%
Leverage (g)	8.2%	8.1%
Supplementary leverage ratio (d)	7.0%	6.8%
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

As of January 1, 2020, the 2019 Tailoring Rules became effective for PNC. The most significant changes involved PNC’s election to exclude specific AOCI items from CET1 capital and higher thresholds used to calculate CET1 capital deductions. As a result, PNC deducts from CET1 capital investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) to the extent such items individually exceed 25% of its adjusted CET1 capital.

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

The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to the CECL ACL at transition. The estimated CECL impact was added to CET1 capital through December 31, 2021, and will be phased-out over the following three years. PNC elected to adopt this optional transition provision effective as of March 31, 2020. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

76    The PNC Financial Services Group, Inc. – 2021 Form 10-K

At December 31, 2021, PNC and PNC Bank, our sole bank subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for CET1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our December 31, 2021 capital levels were aligned with them.

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

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2021 and 2020 follow:
Table 32: Interest Sensitivity Analysis

	Fourth Quarter 2021	Fourth Quarter 2020
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	3.7%	4.7%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	9.9%	12.5%
(a)Given the inherent limitations in certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero. Senior management approved the suspension of the 100bps decrease in rate change sensitivities considering the current low rate environment.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 33 reflects the percentage change in net interest income over the next two 12-month periods assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 50 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.
All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  77

Table 33: Net Interest Income Sensitivity to Alternative Rate Scenarios

	December 31, 2021
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	4.1%	1.6%	(2.3)%
Second year sensitivity	11.2%	6.4%	(7.2)%
When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 32 and 33. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then current market rates.

The following graph presents the LIBOR/Swap yield curves for the base rate scenario and each of the alternate scenarios one year forward.

Table 34: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2021 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

As discussed in Item 1A Risk Factors, the scheduled discontinuance of the requirement that banks submit rates for the calculation of LIBOR after June 30, 2023 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely discontinuance of LIBOR, including loans, investments, hedging products, floating-rate obligations, and other financial instruments that use LIBOR as a reference rate. The transition from LIBOR as an interest rate benchmark will subject PNC, like other financial participants, to financial, legal, operational, and reputational risks.

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

Key efforts to date have included:
•Enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts,
•Making preparations for internal operational readiness,
•Making necessary enhancements to PNC's infrastructure, including systems, models, valuation tools and processes,
78    The PNC Financial Services Group, Inc. – 2021 Form 10-K

•Developing and delivering on internal and external LIBOR cessation communication plans,
•Engaging with PNC clients, industry working groups and regulators,
•Monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments,
•Incorporating BBVA into PNC’s LIBOR transition effort, and
•Initiating the offering of instruments referencing alternative rates in order to align with regulatory guidance encouraging the transition away from the use of USD LIBOR in new contracts after December 31, 2021.

PNC also was an active participant in efforts with the Federal Reserve and other regulatory agencies to explore the potential need for a credit-sensitive rate or add-on to SOFR for use in commercial loans. Those efforts led to the formation of the Credit Sensitivity Group, which held a series of workshops to assess how a credit-sensitive rate or add-on to SOFR might be constructed and discuss associated implementation issues.

PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, and nonconforming adjustable rate residential mortgages using SOFR and private student loans using Prime. Alternative rates including, but not limited to, the BSBY Index and SOFR are currently being offered to our corporate and commercial customers. The majority of PNC’s LIBOR exposure maturing after June 30, 2023 is represented by approximately $100 billion in loans outstanding, most of which reside in Corporate & Institutional Banking, and approximately $370 billion in derivatives, most of which include language defining the new rate upon cessation. The focus for 2022 will be planning for the cessation event in 2023 for all lines of business. Corporate & Institutional Banking will also be amending contracts with inadequate fallback language, working on systems enhancements and continuing with client outreach and education. PNC has provided regular updates to Federal Reserve, OCC and FDIC examination staff regarding its LIBOR cessation and transition plans.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2021 and 2020 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer-related revenue and intraday hedging which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were no instances during 2021 and minimal instances during 2020 under our diversified VaR measure where actual losses exceeded the prior day VaR measure and those losses were insignificant. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500 day look back period.
Customer-related trading revenue was $372 million in 2021 compared with $466 million in 2020 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The decrease was primarily due to the impact of the changes in credit valuations for customer-related derivative activities and lower client-related derivatives sales revenues, partially offset by higher foreign exchange client sales revenues.
Market Risk Management – Equity And Other Investment Risk
Equity investment risk is the risk of potential losses associated with investing in both private and public equity markets. In addition to extending credit, taking deposits, underwriting securities and trading financial instruments, we make and manage direct investments in a variety of transactions, including management buyouts, recapitalizations and growth financings in a variety of industries. We also have investments in affiliated and non-affiliated funds that make similar investments in private equity, consistent with regulatory limitations. The economic and/or book value of these investments and other assets are directly affected by changes in market factors.

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  79

A summary of our equity investments follows:
Table 35: Equity Investments Summary

Dollars in millions	December 31 2021	December 31 2020	Change
			$	%
Tax credit investments	$3,954	$2,870	$1,084	38%
Private equity and other	4,226	3,182	1,044	33%
Total	$8,180	$6,052	$2,128	35%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.2 billion and $1.4 billion at December 31, 2021 and 2020, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes to Consolidated Financial Statements in Item 8 of this Report has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.8 billion and $1.5 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021, $1.7 billion was invested directly in a variety of companies and $0.1 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the potential impacts of the Volcker Rule on our interests in and relationships with private funds covered by the Volcker Rule.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the December 31, 2021 per share closing price of $216.71 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.2 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $50 million in 2021 and were insignificant in 2020.

Impact of Inflation
Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the need or demand for our products and services. When significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates. In the second half of 2021, inflation accelerated to its fastest pace in decades due to strong demand but limited supplies as a result of the pandemic.

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
80    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

Operational Risk Management
Operational risk is the risk to the current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events. Operational risk is inherent to the entire organization.
Operational risk management is embedded in our culture and decision-making processes through a systematic approach whereby operational risks and exposures are: i) identified and assessed; ii) managed through the design and implementation of controls; iii) measured and evaluated against our risk tolerance limits; and iv) appropriately reported to management and the Risk Committee. Strong operational risk management and well-informed risk-based decisions benefit us by improving the customer experience, enhancing compliance, reducing reputational risk, minimizing losses and establishing an appropriate amount of required operational risk capital held by us.
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
•Compliance: Risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, self-regulatory standards or other regulatory requirements.
•Data Management: Risk associated with incomplete or inaccurate data.
•Model: Risk associated with the design, implementation and ongoing use and management of models.
•Technology and Systems: Risk associated with the use, operation and adoption of technology.
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
We utilize operational risk management programs within the framework, including Risk and Control Self-Assessments, scenario analysis, and internal and external loss event reviews and analysis, to assess existing risks, determine potential/emerging risks and evaluate the effectiveness of internal controls. The program tools and methodology enable our business managers to identify potential risks and control gaps.

Lines of business are responsible for identifying, owning, managing and monitoring the operational risks and controls associated with their business activities and product or service offerings to within acceptable levels. Centralized functions, such as Business Continuity, Enterprise Third Party Management, and Information Security, are responsible for the development, implementation and management of their individual programs and for the development and maintenance of the policies, procedures, methodologies, tools and technology utilized across the enterprise to identify, assess, monitor and report program risks. Additionally, independent risk management reviews and challenges line of business adherence to the framework to help ensure proper controls are in place and appropriate risk mitigation plans are established as necessary.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  81

Compliance Risk
Enterprise Compliance is responsible for oversight of compliance risk for the organization. Compliance issues are identified and tracked through enterprise-wide monitoring and testing activities. Compliance risk issues are escalated through a comprehensive risk reporting process at both a business and enterprise level and incorporated, as appropriate, into the development and assessment of our operational risk profile. A management committee, chaired by the Chief Compliance Officer, is responsible for oversight of compliance and fiduciary risk management programs across PNC. Enterprise Compliance, through the Regulatory Change Program, helps PNC understand and proactively address emerging regulatory topics and risks as well as respond to changes in applicable laws and regulations. To understand emerging issues impacting the industry, Enterprise Compliance communicates regularly with various regulators having supervisory or regulatory responsibilities with respect to us, our subsidiaries, or businesses and participates in forums focused on regulatory and compliance matters in the financial services industry.

Information Security Risk
The Information Security component of our Operational Risk Management Framework is responsible for protecting information assets to achieve business objectives, which includes cyber security. PNC’s cyber security program is designed to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, annual security and privacy training for all PNC employees and quarterly phishing exercises to raise employee awareness. Our security program is also regularly examined by federal regulators for compliance with financial regulations and standards. The program also establishes expectations for information asset management, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third and fourth party security.
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

Allowance for Credit Losses
We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss and performance experience, as well as current borrower and transaction characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors and to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology limitations. The major drivers of ACL estimates include, but are not limited to:
•Current economic conditions: Our forecast of expected losses depends on economic conditions as of the estimation date. As current economic conditions evolve, forecasted losses could be materially affected.
•Scenario weights and design: Our loss estimates are sensitive to the shape, direction and rate of change of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Change to probability weights assigned to these scenarios and timing of peak business cycles reflected by the scenarios could materially affect our loss estimates.
•Current borrower quality: Our forecast of expected losses depends on current borrower and transaction characteristics, including credit metrics and collateral type/quality. As borrower quality evolves, forecasted losses could be materially affected.
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
82    The PNC Financial Services Group, Inc. – 2021 Form 10-K

forecast period. Credit losses estimated in our reasonable and supportable forecast period are sensitive to the shape and severity of the scenarios used and weights assigned to them.

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s RAC, and the committee determines and approves CECL scenarios’ weights for use for the current reporting period.

The scenarios used for the period ended December 31, 2021 reflect an improved near-term economic outlook compared to the scenarios used for the period ended December 31, 2020. The overall improvement in the comparison was driven largely by improvements in both the outlook for consumer spending and the labor market, along with the impact from continued vaccine distribution, while also considering the lingering effects of COVID-19 that slowed the momentum of economic recovery in recent months and the impacts of supply-chain disruptions.

We used a number of economic variables in our scenarios, with the most significant drivers being Real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at December 31, 2021 and 2020.

Table 36: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of December 31, 2021
	2022	2023	2024
U.S. Real GDP (a) (b)	2.8%	1.4%	1.3%
U.S. Unemployment Rate (c)	4.4%	4.1%	3.9%
	Assumptions as of December 31, 2020
	2021	2022	2023
U.S. Real GDP (a) (d)	2.3%	2.7%	2.2%
U.S. Unemployment Rate (c)	6.8%	5.7%	5.0%
(a)Represents year-over-year growth rates.
(b)Year-over-year growth for 2022 in the assumptions used at December 31, 2021 reflects 5.4% growth above pre-recession levels.
(c)Represents quarterly average rate at December 31.
(d)Year-over-year growth for 2021 in the assumptions used at December 31, 2020 reflected growth that remained 0.5% below pre-recession levels.

Real GDP growth is expected to remain robust in 2022, with output expanding 2.8% on a weighted-average basis, similar to the 2.7% weighted-average expectation this time last year, before slowing to 1.4% and 1.3% in 2023 and 2024, respectively. The improvement in the labor market has outpaced expectations over the past year. As such, the weighted-average projection of the unemployment rate is expected to end 2022 at 4.4% and 2023 at 4.1%. This is an improvement from the weighted-average projections taken as of December 31, 2020, which had the unemployment rate reaching 5.7% and 5.0% in 2022 and 2023, respectively.

The economy has seen significant recovery from the onset of the pandemic. National macroeconomic indicators, forecasts and performance expectations have all steadily improved, helping to lower overall loss expectations. These improvements have been reflected in the reserve releases throughout 2021, including in certain segments initially impacted by COVID-19 related restrictions. However, for certain portions of our commercial and consumer portfolios, considerable uncertainty remains regarding lifetime losses. For commercial borrowers, there are still lingering concerns around industries that have been affected by COVID-19 related restrictions and emerging secular changes. For these industries, where unrestricted commerce has recently returned, the recovery will lag the broader economy. Where restrictions persist and/or secular changes have emerged, the impact and eventual level of recovery are less certain. For consumer borrowers, payment behavior upon expiration of government stimulus, including expired enhanced unemployment benefits is still difficult to predict. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these segments to ensure our reserves are adequate in the current economic environment. We believe the economic scenarios have effectively provided sufficient variation to capture probable recovery paths. Additionally, through in-depth and granular analysis of COVID-19 related impacts, we have addressed reserve requirements for specific populations most affected in the current environment. Through this approach, we believe the reserve levels appropriately reflect the expected credit losses in the portfolio as of the balance sheet date.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what our ACL would be when applying a 100% probability weighting to the most severely adverse scenario. This severely adverse scenario estimated that Real GDP contracted in 2022 ending the year down 2.1% compared to 2021 levels, with growth
The PNC Financial Services Group, Inc. – 2021 Form 10-K  83

picking up again beginning in 2023, while the unemployment rate increased to end 2022 at 7.9% before gradually improving again through 2023 and 2024. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $2.4 billion at December 31, 2021. This scenario was not our expectation at December 31, 2021 and does not reflect our current expectation, nor does it capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

Residential and Commercial Mortgage Servicing Rights
We elect to measure our MSRs at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets. The fair value of our MSRs is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.
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
For information on how each estimate has changed and a sensitivity analysis of the hypothetical effect of the fair value of MSRs to immediate adverse changes in key assumptions, see Note 6 Goodwill and Mortgage Servicing Rights in the Notes to Consolidated Financial Statements in Item 8 of this Report. For additional information on our residential and commercial MSRs, see Note 1 Accounting Policies, Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value in the Notes to Consolidated Financial Statements in Item 8 of this Report.
Fair Value Measurements - Level 3
We must use estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. When observable price and third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these valuation techniques could materially impact our future financial condition and results of operations.

We apply ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs. While estimating potential sensitivities around fair value measurements is inherently challenging, we provide a summary of the key unobservable inputs in Note 15 Fair Value in the Notes to Consolidated Financial Statements in Item 8 of this Report.

For additional information on Level 3 fair value measurements, see Note 15 Fair Value in the Notes to Consolidated Financial Statements in Item 8 of this Report.
Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Report regarding the impact of new accounting pronouncements which we have adopted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report, and we may from time to time make other statements, regarding our outlook for financial performance, such as earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting us and our future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions.
84    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
▪Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs, and
–Commodity price volatility.
▪Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to be softer in the first quarter of 2022 due to the omicron variant, and then pick up in the spring, remaining above the economy’s long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
–Supply-chain difficulties, which weighed on growth in the second half of 2021, will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending.
–Inflation accelerated in the second half of 2021 to its fastest pace in decades due to strong demand but limited supplies coming out of the pandemic for some goods and services. Inflation will slow in 2022 as supply and demand for these goods and services normalize, but also broaden throughout the economy due to wage growth. Inflation will end 2022 above the Federal Reserve’s long-run objective of 2%.
–PNC expects the FOMC to raise the federal funds rate by 0.25 percentage points five times in 2022 to reach a range of 1.25% to 1.50% by the end of the year, and then further increase the federal funds rate in 2023. The Federal Reserve will also end its purchases of long-term Treasuries and mortgage-backed securities in March 2022, and then start to reduce its balance sheet in mid-2022.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process.
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
•Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  85

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
–The integration of BBVA, including its U.S. banking subsidiary, BBVA USA, with that of PNC and PNC Bank may be more difficult to achieve than anticipated or have unanticipated adverse results. Our ability to integrate BBVA, including its U.S. banking subsidiary, BBVA USA, successfully may be adversely affected by the fact that this transaction results in us entering several geographical markets where we did not previously have any meaningful presence.
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

We provide greater detail regarding these as well as other factors in this Report, including in Item 1A Risk Factors, the Risk Management section of Item 7 and Note 21 Legal Proceedings in the Notes to Consolidated Financial Statements in Item 8 of this Report. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

86    The PNC Financial Services Group, Inc. – 2021 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  87

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

Allowance for Loans and Lease Losses – Commercial Loans

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loans and lease losses was approximately $4,868 million as of December 31, 2021, of which $3,185 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts and other relevant factors. As disclosed by management, the Company considers reasonable and supportable forecasts in estimating expected credit losses and has established a framework which includes the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes over the reasonable and supportable forecast period. To generate the four economic forecast scenarios, the Company uses a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment to forecast the distribution of economic outcomes. Management used a number of economic variables in the scenarios, which are inputs into the loss forecasting models, with the most significant drivers being Real GDP and U.S. unemployment rate. Also included in the allowance for loan and lease losses for commercial loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. For example, qualitative factors may include industry concentration and conditions, including the impacts of COVID-19 on highly impacted segments, changes in market conditions, changes in the nature and volume of the Company’s portfolio, recent credit quality trends, recent loss experience in particular portfolios, recent macroeconomic factors, limitations of available input data, model imprecision, changes in lending policies, and other factors.

The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for commercial loans is a critical audit matter are (i) the significant judgment and estimation by management in developing economic forecast scenarios of Real GDP and U.S. unemployment rate, determining weighting of each scenario, and estimating qualitative reserves related to the impacts of COVID-19 on certain highly impacted segments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s significant judgements and estimations and (ii) the audit effort involved professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses for commercial loans, including controls over the development and approval of economic forecast scenarios, related weightings, and qualitative reserves. These procedures also included, among others, testing management’s process for determining the allowance for loan and lease losses for commercial loans, including (i) evaluating the appropriateness and methodology of certain loss forecasting models, (ii) evaluating the reasonableness of certain borrower risk characteristics, (iii) evaluating the reasonableness of certain forecasted economic variables, including Real GDP and U.S. unemployment rate, (iv) evaluating the reasonableness of management’s weighting of economic forecast scenarios used in the loss forecast models, (v) testing the completeness and accuracy of data used in the estimate, and (vi) evaluating certain qualitative reserves made to the model output results to determine the overall allowance for loan and lease losses for commercial loans. The procedures also included the involvement of professionals with specialized skill and knowledge to assist in evaluating certain models, model inputs, economic forecasts, and qualitative reserves in the allowance for commercial loans.

Acquisition of BBVA USA Bancshares, Inc. - Fair Value of Commercial Loans Acquired

As described in Note 2 to the consolidated financial statements, the Company acquired BBVA USA Bancshares, Inc. (“BBVA”) on June 1, 2021. The transaction has been accounted for as a business combination and accordingly, the assets and liabilities from BBVA were recorded at fair value as of the acquisition date. The fair value of loans acquired from BBVA was approximately $61,423 million as of June 1, 2021, of which $39,742 million were commercial loans. For commercial loans, as disclosed by management, the fair value is based on a discounted cash flow methodology that considers credit loss and prepayment expectations, market interest rates and other market factors.

The principal considerations for our determination that performing procedures relating to the fair value of commercial loans acquired is a critical audit matter are (i) the significant judgment and estimation by management in developing the credit loss expectations, prepayment expectations, and market interest rates used in the discounted cash flow methodology, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence obtained related to the
88    The PNC Financial Services Group, Inc. – 2021 Form 10-K

significant judgments and estimations by management, and (ii) the audit effort involved professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of commercial loans acquired, including controls over the credit loss expectations, prepayment expectations, and market interest rates used in the discounted cash flow methodology. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing independent ranges of fair value for the commercial loans acquired, including the development of independent expectations for credit losses, prepayments, and market interest rates, (ii) comparing management’s estimate to the independently developed ranges, and (iii) testing the completeness and accuracy of the underlying loan data provided by management that was used to develop these expectations.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2022

We have served as the Company’s auditor since 2007.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  89

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2021	2020	2019
Interest Income
Loans	$9,007	$8,927	$10,525
Investment securities	1,834	2,041	2,426
Other	293	339	811
Total interest income	11,134	11,307	13,762
Interest Expense
Deposits	126	643	1,986
Borrowed funds	361	718	1,811
Total interest expense	487	1,361	3,797
Net interest income	10,647	9,946	9,965
Noninterest Income
Asset management	964	836	862
Consumer services	1,845	1,484	1,555
Corporate services	2,924	2,167	1,914
Residential mortgage	456	604	368
Service charges on deposits	535	500	702
Other	1,840	1,364	1,473
Total noninterest income	8,564	6,955	6,874
Total revenue	19,211	16,901	16,839
Provision For (Recapture of) Credit Losses	(779)	3,175	773
Noninterest Expense
Personnel	7,141	5,673	5,647
Occupancy	940	826	834
Equipment	1,411	1,176	1,210
Marketing	319	236	301
Other	3,191	2,386	2,582
Total noninterest expense	13,002	10,297	10,574
Income from continuing operations before income taxes and noncontrolling interests	6,988	3,429	5,492
Income taxes from continuing operations	1,263	426	901
Net income from continuing operations	5,725	3,003	4,591
Income from discontinued operations before taxes		5,777	988
Income taxes from discontinued operations		1,222	161
Net income from discontinued operations		4,555	827
Net income	5,725	7,558	5,418
Less: Net income attributable to noncontrolling interests	51	41	49
Preferred stock dividends	233	229	236
Preferred stock discount accretion and redemptions	5	4	4
Net income attributable to common shareholders	$5,436	$7,284	$5,129
Earnings Per Common Share
Basic earnings from continuing operations	$12.71	$6.37	$9.59
Basic earnings from discontinued operations		10.62	1.84
Total basic earnings	$12.71	$16.99	$11.43
Diluted earnings from continuing operations	$12.70	$6.36	$9.57
Diluted earnings from discontinued operations		10.60	1.82
Total diluted earnings	$12.70	$16.96	$11.39
Average Common Shares Outstanding
Basic	426	427	447
Diluted	426	427	448
See accompanying Notes to Consolidated Financial Statements.
90    The PNC Financial Services Group, Inc. – 2021 Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2021	2020	2019
Net income from continuing operations	$5,725	$3,003	$4,591
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(2,451)	1,811	1,489
Net change in cash flow hedge derivatives	(1,126)	497	297
Pension and other postretirement benefit plan adjustments	486	82	158
Net change in Other	4	10	17
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	(3,087)	2,400	1,961
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	726	(544)	(441)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	(2,361)	1,856	1,520
Net income from discontinued operations		4,555	827
Other comprehensive income from discontinued operations, before tax and net of reclassifications into Net income		148	5
Income tax expense from discontinued operations related to items of other comprehensive income		(33)	(1)
Other comprehensive income from discontinued operations, after tax and net of reclassifications into Net income		115	4
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(2,361)	1,971	1,524
Comprehensive income	3,364	9,529	6,942
Less: Comprehensive income attributable to noncontrolling interests	51	41	49
Comprehensive income attributable to PNC	$3,313	$9,488	$6,893
See accompanying Notes to Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  91

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2021	2020
Assets
Cash and due from banks	$8,004	$7,017
Interest-earning deposits with banks	74,250	85,173
Loans held for sale (a)	2,231	1,597
Investment securities – available for sale	131,536	87,358
Investment securities – held to maturity	1,426	1,441
Loans (a)	288,372	241,928
Allowance for loan and lease losses	(4,868)	(5,361)
Net loans	283,504	236,567
Equity investments	8,180	6,052
Mortgage servicing rights	1,818	1,242
Goodwill	10,916	9,233
Other (a)	35,326	30,999
Total assets	$557,191	$466,679
Liabilities
Deposits
Noninterest-bearing	$155,175	$112,637
Interest-bearing	302,103	252,708
Total deposits	457,278	365,345
Borrowed funds
Federal Home Loan Bank borrowings		3,500
Bank notes and senior debt	20,661	24,271
Subordinated debt	6,996	6,403
Other (b)	3,127	3,021
Total borrowed funds	30,784	37,195
Allowance for unfunded lending related commitments	662	584
Accrued expenses and other liabilities	12,741	9,514
Total liabilities	501,465	412,638
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,713
Capital surplus	17,457	15,884
Retained earnings	50,228	46,848
Accumulated other comprehensive income	409	2,770
Common stock held in treasury at cost: 123 and 119 shares	(15,112)	(14,205)
Total shareholders’ equity	55,695	54,010
Noncontrolling interests	31	31
Total equity	55,726	54,041
Total liabilities and equity	$557,191	$466,679
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.9 billion, Loans of $1.5 billion and Other assets of
$0.1 billion at December 31, 2021 and Loans held for sale of $1.2 billion, Loans of $1.4 billion and Other assets of $0.1 billion at December 31, 2020.
(b)Our consolidated liabilities included Other borrowed funds of less than $0.1 billion at both December 31, 2021 and December 31, 2020, for which we have elected the fair value option.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
92    The PNC Financial Services Group, Inc. – 2021 Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2018 (a)	457	$2,711	$3,986	$12,291	$38,919	$(725)	$(9,454)	$42	$47,770
Cumulative effect of ASU adoptions (b)					62				62
Balance at January 1, 2019 (a)	457	$2,711	$3,986	$12,291	$38,981	$(725)	$(9,454)	$42	$47,832
Net income					5,369			49	5,418
Other comprehensive income, net of tax						1,524			1,524
Cash dividends declared - Common					(1,895)				(1,895)
Cash dividends declared - Preferred					(236)				(236)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		20					21
Treasury stock activity	(24)			3			(3,327)		(3,324)
Other			3	62				(62)	3
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU adoptions (d)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					7,517			41	7,558
Other comprehensive income, net of tax						1,971			1,971
Cash dividends declared - Common					(1,980)				(1,980)
Cash dividends declared - Preferred					(229)				(229)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		23					24
Treasury stock activity	(9)			54			(1,424)		(1,370)
Preferred stock redemption - Series Q (e)			(480)						(480)
Other				(86)				(39)	(125)
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					5,674			51	5,725
Other comprehensive income (loss), net of tax						(2,361)			(2,361)
Cash dividends declared - Common					(2,056)				(2,056)
Cash dividends declared - Preferred					(233)				(233)
Preferred stock discount accretion			5		(5)
Preferred stock issuance - Series T (f)			1,487						1,487
Common stock activity (c)				25					25
Treasury stock activity	(4)			84			(907)		(823)
Other				(28)				(51)	(79)
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the impact of the adoption of ASU 2016-02 related primarily to deferred gains on previous sale-leaseback transactions.
(c)Common stock activity totaled less than 0.5 million shares issued.
(d)Represents the impact of the adoption of ASU 2016-13 - Financial Instruments - Credit Losses.
(e)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q Preferred Stock, as well as all 19.2 million Depositary Shares representing fractional interest in such shares.
(f)On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.
See accompanying Notes to Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  93

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2021	2020	2019
Operating Activities
Net income	$5,725	$7,558	$5,418
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(779)	3,175	773
Depreciation and amortization	1,773	1,497	1,315
Deferred income taxes (benefit)	178	(2,239)	303
Net gains on sales of securities	(64)	(305)
Changes in fair value of mortgage servicing rights	85	799	645
Gain on sale of BlackRock		(5,740)
Undistributed earnings of BlackRock		(174)	(531)
Net change in
Trading securities and other short-term investments	671	957	560
Loans held for sale	(480)	(372)	(123)
Other assets	(454)	(927)	(788)
Accrued expenses and other liabilities	753	(254)	132
Other	(194)	684	(341)
Net cash provided (used) by operating activities	$7,214	$4,659	$7,363
Investing Activities
Sales
Securities available for sale	$26,329	$13,851	$7,755
Net proceeds from sale of BlackRock		14,225
Loans	1,843	1,894	1,664
Repayments/maturities
Securities available for sale	30,691	30,901	11,974
Securities held to maturity	131	60	3,348
Purchases
Securities available for sale	(85,496)	(45,356)	(23,739)
Securities held to maturity	(87)	(53)	(1,751)
Loans	(1,891)	(1,982)	(1,027)
Net change in
Federal funds sold and resale agreements	(24)	1,738	4,899
Interest-earning deposits with banks	24,236	(61,760)	(12,520)
Loans	15,616	(3,376)	(14,963)
Net cash paid for acquisition (a)	(10,511)
Net cash received from divestiture activity			75
Purchases of bank owned life insurance	(950)
Other	(2,682)	(1,264)	(705)
Net cash provided (used) by investing activities	$(2,795)	$(51,122)	$(24,990)
(continued on following page)

94    The PNC Financial Services Group, Inc. – 2021 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

	Year ended December 31
In millions	2021	2020	2019
Financing Activities
Net change in
Noninterest-bearing deposits	$6,697	$39,851	$(1,166)
Interest-bearing deposits	(320)	36,947	21,882
Federal funds purchased and repurchase agreements	(46)	(5,861)	4,260
Short-term Federal Home Loan Bank borrowings		(6,300)	4,800
Other borrowed funds	44	123	(495)
Sales/issuances
Federal Home Loan Bank borrowings		9,060	12,040
Bank notes and senior debt	1,692	3,487	8,977
Subordinated debt			744
Other borrowed funds	822	647	1,131
Preferred stock	1,484
Common and treasury stock	66	65	90
Repayments/maturities
Federal Home Loan Bank borrowings	(3,680)	(15,601)	(22,000)
Bank notes and senior debt	(6,000)	(9,047)	(5,600)
Subordinated debt			(700)
Other borrowed funds	(823)	(639)	(1,174)
Preferred stock redemption		(480)
Acquisition of treasury stock	(1,079)	(1,624)	(3,578)
Preferred stock cash dividends paid	(233)	(229)	(236)
Common stock cash dividends paid	(2,056)	(1,980)	(1,895)
Net cash provided (used) by financing activities	$(3,432)	$48,419	$17,080
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$987	$1,956	$(547)
Net cash provided by discontinued operations		11,542	299
Net cash provided (used) by continuing operations	987	(9,586)	(846)
Cash and due from banks and restricted cash at beginning of period	7,017	5,061	5,608
Cash and due from banks and restricted cash at end of period	$8,004	$7,017	$5,061
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$7,431	$6,636	$5,061
Restricted cash	573	381
Cash and due from banks and restricted cash at end of period	$8,004	$7,017	$5,061
Supplemental Disclosures
Interest paid	$582	$1,292	$3,742
Income taxes paid	$675	$3,410	$430
Income taxes refunded	$73	$10	$17
Leased assets obtained in exchange for new operating lease liabilities	$337	$122	$317
Right-of-use assets recognized at adoption of ASU 2016-02			$2,004
Non-cash Investing and Financing Items
Transfer from loans to loans held for sale, net	$869	$1,379	$958
Transfer from loans to foreclosed assets	$27	$64	$174
Transfer from trading securities to investment securities		$289	$328
(a)Cash paid to acquire BBVA was $11,480 million. The amount of $10,511 million represents the cash paid for the acquisition less $969 million in cash acquired. See Note 2 Acquisition & Divestiture Activity for more detailed information on the BBVA acquisition.

See accompanying Notes to Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 191 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

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

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results for the year ended December 31, 2021 reflect BBVA's acquired business operations for the period since the acquisition closed on June 1, 2021. Our balance sheet at December 31, 2021 includes balances from BBVA. See Note 2 Acquisition and Divestiture Activity for additional information related to this acquisition.
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
Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
•Ownership interest,
•Our plans for the investment, and
•The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held to maturity, or available for sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities, are reported in the Other assets line item on our Consolidated Balance Sheet and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in Other noninterest income. We classify debt securities as held to maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held to maturity or trading are classified as securities available for sale and are carried at fair value. Unrealized gains and losses on available for sale securities are included in AOCI net of income taxes.

96    The PNC Financial Services Group, Inc. – 2021 Form 10-K

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective yields reflect either the effective interest rate implicit in the security at the date of acquisition or, for debt securities where an OTTI was recorded, the effective interest rate determined based on improved cash flows subsequent to an impairment. We compute gains and losses realized on the sale of available for sale debt securities on a specific security basis. These securities gains and losses are included in Other noninterest income on the Consolidated Income Statement.

The CECL standard requires expected credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available for sale security is considered impaired if the fair value is less than its amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell or believe it is more likely than not we will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through the Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available for sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet. The CECL standard was applied prospectively to debt securities and, as a result, the amortized cost basis of investment securities for which OTTI had previously been recorded did not change upon adoption.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of December 31, 2021, nonaccrual or past due held-to-maturity and available-for-sale securities were immaterial.

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
•We generally use the practicability exception to fair value measurement for all other investments without a readily determinable fair value. When we elect this alternative measurement method, the investment is recorded at cost and the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. Adjustments to fair value based on changes in observable price are recorded in Other noninterest income. These investments are written down to fair value if a qualitative assessment indicates impairment and the fair value is less than the carrying value. The amount of the write-down is accounted for as a loss included in Other noninterest income. Distributions received on these investments are included in Noninterest income.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  97

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
Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 4 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modifications are reported from a delinquency perspective as of December 31, 2021 and 2020.

Loans held for investment, excluding PCD loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. Amortized cost basis does not include accrued interest, as we include accrued interest in Other assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method over the contractual life. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan. The processing fee received for loans originated through PPP lending under the CARES Act is deferred and accreted into Net interest income using the effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement, and are excluded from measurement of ALLL.

In addition to originating loans, we also acquire loans through the secondary loan market, portfolio purchases or acquisitions of other financial services companies. Certain acquired loans that have experienced a more-than-insignificant deterioration of credit quality since origination (i.e., PCD) are recognized at an amortized cost basis equal to their purchase price plus an ALLL measured at the acquisition date. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification and other qualitative factors that indicate deterioration in credit quality since origination. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL.

We consider a loan to be collateral dependent when we determine that substantially all of the expected cash flows will be generated from the operation or sale of the collateral underlying the loan, or when the borrower is experiencing financial difficulty and we have elected to measure the loan at the estimated fair value of collateral (less costs to sell if sale or foreclosure of the property is expected).
Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable.

A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. A concession has been granted when we do not expect to collect all amounts due, including original interest accrued at the original contract rate, as a result of the restructuring, or there is a delay in payment that is more-than-insignificant. TDRs result from our loss mitigation activities, and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization, and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness is immediately charged off.

Potential incremental losses or recoveries on TDRs have been factored into the ALLL estimates for each loan class under the methodologies described in this Note. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, the collateral is foreclosed upon or it is fully charged off.

PNC excludes loans held for sale, loans accounted for under the fair value option and certain government insured or guaranteed loans from our TDR population. PCD loans do not require additional considerations and thus are evaluated for inclusion in our TDR population. In addition, PNC has elected not to apply a TDR designation to loans that have been restructured due to a COVID-19 hardship pursuant to specific criteria under the CARES Act for restructurings that occurred prior to the expiration of TDR relief on January 1, 2022. Since loans restructured due to a COVID-19 related hardship were not identified as TDRs, they are not placed on
98    The PNC Financial Services Group, Inc. – 2021 Form 10-K

nonaccrual at the time of modification unless payment in full of principal or interest is not expected. These loans continue to be subject to our existing nonaccrual policy.

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

Commercial
We generally charge-off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. For commercial loans and leases less than a defined dollar threshold, balances are charged-off in full after pre-determined days past due.

Consumer
We generally charge-off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair
The PNC Financial Services Group, Inc. – 2021 Form 10-K  99

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
Accounting for Nonperforming Assets and Leases and Other Nonaccrual Loans
For nonaccrual loans, interest income accrual and deferred fee/cost recognition is discontinued. Additionally, depending on whether the accrued interest has been incorporated into the ACL estimates, as discussed in the Accrued Interest section of this Note 1, the accrued and uncollected interest is either reversed through Net interest income (if a CECL reserve is not maintained for accrued interest) or charged-off against the allowance (if a CECL reserve is maintained for accrued interest), except for credit cards, where we reverse any accrued interest through Net interest income at the time of charge-off, as per industry standard practice. Nonaccrual loans that are also collateral dependent may be charged-off to reduce the basis to the fair value of collateral less costs to sell.
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
Allowance for Credit Losses

Our ACL, in accordance with the CECL standard, is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. The
100    The PNC Financial Services Group, Inc. – 2021 Form 10-K

remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the paydown or default time period.

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses where applicable and (iii) the long run average expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we use forecasted scenarios produced by PNC’s Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward-looking information is incorporated into the expected credit loss estimates. Such forward looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative macroeconomic models, analysis from PNC economists and management judgment.

The reversion period is used to bridge our three year reasonable and supportable forecast period and the long run average expected credit losses. We consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long run average period. The reversion period is typically 1-3 years, if not immediate.

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

See Note 3 Investment Securities in this Report for additional information about the investment securities portfolio.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  101

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
Commercial real estate	•Property performance metrics, property type, market and risk pool for the forecast period •For the long run average period, internal risk ratings based on borrower characteristics	•Property values and anticipated liquidation costs	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

102    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  103

•Industry concentrations and conditions, including the impacts of COVID-19 on highly impacted segments,
•Changes in market conditions, including regulatory and legal requirements,
•Changes in the nature and volume of our portfolio,
•Recent credit quality trends, including the impact of COVID-19 hardship related loan modifications,
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macroeconomic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,
•Timing of available information, including the performance of first lien positions.

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
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2021, the allowance for other financial assets was immaterial.
Loans Held for Sale
We designate loans as held for sale when we have the intent and ability to sell them. At the time of designation to held for sale, any ACL is reversed, and a valuation allowance for the shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on these loans (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.
We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of the commercial mortgage loans are measured and recorded in Other noninterest income while such changes for the residential
104    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
•Estimated prepayment speeds, and
The PNC Financial Services Group, Inc. – 2021 Form 10-K  105

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

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Under ASC 842, we elected the practical expedient to account for the lease and nonlease components of real estate leases and leases of advertising assets, such as signage, as a single lease component. For other leased asset classes, lease and nonlease components of new lease agreements are accounted for separately. In addition, we elected the practical expedient to not apply the recognition requirements under the standard to short-term leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet, as we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we have elected to use the Overnight Indexed Swap rate corresponding to the term of the lease at the lease measurement date as our incremental borrowing rate to measure the right-of-use-asset and lease liability.
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
106    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
Other Comprehensive Income
Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses on debt securities, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in plan assets and benefit obligations of pension and other postretirement benefit plans. Details of each component are included in Note 13 Other Comprehensive Income.
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  107

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
For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk, such as changes in benchmark interest rates), changes in the fair value of the hedging instrument are recognized in earnings and offset by also recognizing in earnings the changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference is reflected in the Consolidated Income Statement in the same income statement line as the hedged item.
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
We use the proportional amortization method for LIHTC investments, whereby the associated investment tax credits are recognized as a reduction to tax expense. We use the deferral method of accounting for all other tax credit investments. Under this method, the investment tax credits are recognized as a reduction to the related asset.
108    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
•Merchant services,
•Selling various insurance products,
•Providing treasury management services including money transfer services,
•Providing merger and acquisition advisory and related services,
•Debit and credit card transactions, and
•Participating in certain capital markets transactions.
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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  109

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
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
 • During the fourth quarter of 2021, we elected to apply certain optional expedients for contract modifications to receivables modified in the fourth quarter due to the cessation of 1-week and 2-month USD LIBOR tenors and non-USD Interbank Offered Rates. These optional expedients remove the requirement to assess whether the contract modification was more-than-minor in accordance with ASC 310. We also elected to apply certain optional expedients related to assessing hedge effectiveness to our cash flow hedge relationships affected by reference rate reform.
 • We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

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

• Adopted January 4, 2021.
• In accordance with the requirements of this ASU, we included Exhibit 22 in the Exhibit Index of Item 15 of this Report to disclose PNC’s guarantee of the PNC Capital Trust C preferred securities.

110    The PNC Financial Services Group, Inc. – 2021 Form 10-K

NOTE 2 ACQUISITION AND DIVESTITURE ACTIVITY

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA including its U.S. banking subsidiary, BBVA USA, for $11.5 billion in cash. PNC did not acquire the following entities as part of the acquisition: BBVA Securities, Inc., Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. This transaction has been accounted for as a business combination. Accordingly, the assets and liabilities from BBVA were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from BBVA are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, loans, certain deposits, certain other assets, customer relationships and core deposit intangibles.
On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states, merging BBVA USA into PNC Bank.
PNC incurred merger and integration costs of $798 million for the twelve months ended December 31, 2021, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to personnel, technology, advisory and legal, with $52 million direct acquisition-related costs. Cumulative costs through December 31, 2021 were $805 million.
The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
Table 37: Acquisition Consideration

June 1, 2021
In millions	Fair Value
Fair value of acquisition consideration	$11,480
Assets
Cash and due from banks	$969
Interest-earning deposits with banks	13,313
Loans held for sale	463
Investment securities – available for sale	18,358
Net loans	61,423
Equity investments	723
Mortgage servicing rights	35
Core deposit intangibles and other intangible assets	378
Other	3,527
Total assets	$99,189
Liabilities
Deposits	$85,562
Borrowed funds	2,449
Accrued expenses and other liabilities	1,275
Total liabilities	$89,286
Noncontrolling interests	22
Less: Net assets	$9,881
Goodwill	$1,599

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  111

The following table includes the fair value and unpaid principal balance of the loans from the BBVA acquisition:

Table 38: Fair Value and Unpaid Principal Balance of Loans from the BBVA Acquisition

	June 1, 2021
In millions	Unpaid Principal Balance	Fair Value
Loans
Commercial
Commercial and industrial	$29,864	$29,381
Commercial real estate	10,632	10,313
Equipment lease financing	48	48
Total commercial	40,544	39,742
Consumer
Residential real estate	12,871	12,961
Home equity	2,430	2,423
Automobile	3,916	3,910
Credit card	820	758
Other consumer	1,688	1,629
Total consumer	21,725	21,681
Total	$62,269	$61,423

Other intangible assets from the BBVA acquisition as of June 1, 2021 consisted of the following:

Table 39: Intangible Assets

In millions	Fair Value	Weighted Life (years)	Amortization Method
Residential mortgage servicing rights	$35	5.5	(a)
Core deposits	$262	10.0	Accelerated
Other	116	9.8	Straight-line
Total core deposits and other	$378
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

112    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

The following table presents financial results of BBVA from the date of acquisition through September 30, 2021. BBVA information was fully integrated into PNC’s processes and systems during system conversion in the fourth quarter of 2021 and as a result standalone BBVA financial results were no longer available.

Table 40: BBVA Financial Results

In millions	Four months ended September 30, 2021
Net interest income	$768
Noninterest income	$285
Net income	$378

The following table presents unaudited pro forma results as if the acquisition of BBVA by PNC had occurred on January 1, 2020 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, deposits and long-term debt. Merger and integration costs of $798 million that have been incurred for the twelve months ended December 31, 2021 are included in the pro forma results. PNC's financial results include the divestiture of BlackRock of $4.3 billion recorded in net income. Additionally, BBVA's financial results through the twelve months ended December 31, 2020 included a $2.2 billion goodwill impairment charge recorded in noninterest expense. The pro forma information does not necessarily reflect the results that would have occurred had PNC acquired BBVA on January 1, 2020.
Table 41: Unaudited Pro Forma Results

	Year ended December 31
In millions	2021	2020
Net interest income	$11,662	$12,413
Noninterest income	$8,960	$7,866
Net income	$7,475	$4,928

The PNC Financial Services Group, Inc. – 2021 Form 10-K  113

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

Table 42: PCD Loan Activity

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

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:

Table 43: Consolidated Income Statement - Discontinued Operations

	Year ended December 31
In millions	2020	2019
Noninterest income	$5,777	$988
Total revenue	5,777	988
Income from discontinued operations before income taxes	5,777	988
Income taxes	1,222	161
Net income from discontinued operations	$4,555	$827

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:

Table 44: Consolidated Statement of Cash Flows - Discontinued Operations

	Year ended December 31
In millions	2020	2019
Cash flows from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$(2,683)	$299
Net cash provided by investing activities of discontinued operations	$14,225

114    The PNC Financial Services Group, Inc. – 2021 Form 10-K

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 45: Investment Securities Summary

	December 31, 2021				December 31, 2020
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$46,210	$324	$(370)	$46,164	$19,821	$903	$(13)	$20,711
Residential mortgage-backed
Agency	67,326	695	(389)	67,632	47,355	1,566	(10)	48,911
Non-agency	927	231		1,158	1,272	243	(14)	1,501
Commercial mortgage-backed
Agency	1,740	39	(6)	1,773	2,571	119	(2)	2,688
Non-agency	3,423	31	(18)	3,436	3,678	78	(67)	3,689
Asset-backed	6,380	60	(31)	6,409	5,060	100	(10)	5,150
Other	4,792	186	(14)	4,964	4,415	293		4,708
Total securities available for sale (a) (b)	$130,798	$1,566	$(828)	$131,536	$84,172	$3,302	$(116)	$87,358
Securities Held to Maturity
U.S. Treasury and government agencies	$814	$76		$890	$795	$125		$920
Other	612	27	$(7)	632	646	42	$(3)	685
Total securities held to maturity (c)	$1,426	$103	$(7)	$1,522	$1,441	$167	$(3)	$1,605
(a) The accrued interest associated with our available for sale portfolios totaled $322 million and $238 million at December 31, 2021 and 2020, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b)    Amortized cost is presented net of allowance of $130 million and $79 million for securities available for sale at December 31, 2021 and 2020, respectively.
(c)    Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 86% and 85% of our securities held to maturity were rated AAA/AA as of December 31, 2021 and 2020, respectively.
The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at December 31, 2021 included $0.8 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for December 31, 2020 was $0.2 billion.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2021, the allowance for investment securities was $133 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2020 was $82 million. The provision for credit losses on investment securities was $51 million and $80 million for the twelve months ended December 31, 2021 and 2020, respectively. See Note 1 Accounting Policies for a discussion of the methodologies used to determine the allowance for investment securities.

Table 46 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at December 31, 2021 and 2020. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2021, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  115

Table 46: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2021
U.S. Treasury and government agencies	$(370)	$32,600			$(370)	$32,600
Residential mortgage-backed
Agency	(369)	41,521	$(20)	$1,489	(389)	43,010
Commercial mortgage-backed
Agency	(5)	451	(1)	60	(6)	511
Non-agency	(4)	1,453	(3)	474	(7)	1,927
Asset-backed	(29)	3,465	(2)	188	(31)	3,653
Other	(13)	1,405			(13)	1,405
Total securities available for sale	$(790)	$80,895	$(26)	$2,211	$(816)	$83,106
December 31, 2020
U.S. Treasury and government agencies	$(13)	$603			$(13)	$603
Residential mortgage-backed
Agency	(8)	3,152	$(2)	$82	(10)	3,234
Non-agency	(7)	119	(7)	73	(14)	192
Commercial mortgage-backed
Agency			(2)	149	(2)	149
Non-agency	(13)	972	(7)	714	(20)	1,686
Asset-backed	(1)	339	(9)	706	(10)	1,045
Total securities available for sale	$(42)	$5,185	$(27)	$1,724	$(69)	$6,909

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 47: Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains	Tax Expense
2021	$360	$(296)	$64	$13
2020	$307	$(2)	$305	$64
2019	$69	$(21)	$48	$10

116    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2021:
Table 48: Contractual Maturity of Debt Securities

December 31, 2021	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$5,367	$27,890	$10,823	$2,130	$46,210
Residential mortgage-backed
Agency	1	97	2,682	64,546	67,326
Non-agency			2	925	927
Commercial mortgage-backed
Agency	79	335	816	510	1,740
Non-agency		142	154	3,127	3,423
Asset-backed	87	2,110	566	3,617	6,380
Other	277	2,181	1,693	641	4,792
Total securities available for sale at amortized cost	$5,811	$32,755	$16,736	$75,496	$130,798
Fair value	$5,851	$32,696	$16,788	$76,201	$131,536
Weighted-average yield, GAAP basis (a)	1.40%	1.10%	1.67%	2.41%	1.94%
Securities Held to Maturity
U.S. Treasury and government agencies		$327	$196	$291	$814
Other	$175	263	113	61	612
Total securities held to maturity at amortized cost	$175	$590	$309	$352	$1,426
Fair value	$177	$621	$357	$367	$1,522
Weighted-average yield, GAAP basis (a)	3.50%	2.96%	4.16%	2.52%	3.17%
(a)        Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

At December 31, 2021, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $33.8 billion and $25.0 billion and fair value of $34.2 billion and $24.8 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 49: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2021	December 31 2020
Pledged to others	$27,349	$22,841
Accepted from others:
Permitted by contract or custom to sell or repledge	$707	$683
Permitted amount repledged to others	$707	$683

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 16 Financial Derivatives for information related to securities pledged and accepted as collateral for derivatives.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  117

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

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk within the loan portfolio based on our defined loan classes. In doing so, we use several credit quality indicators, including trends in delinquency rates, nonperforming status, analysis of PD and LGD ratings, updated credit scores and originated and updated LTV ratios.

The measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and PCD loans.

Table 50 presents the composition and delinquency status of our loan portfolio at December 31, 2021 and 2020. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment and the continuing effects of the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance.

As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2021 and 2020 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. Loan modifications due to COVID-19 related hardships that permanently reduce either the contractual interest rate or the principal balance of a loan do not qualify for TDR relief under the CARES Act or the interagency guidance.

118    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 50: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e) (f)
December 31, 2021
Commercial
Commercial and industrial	$151,698	$235	$72	$132	$439		$796		$152,933
Commercial real estate	33,580	46	24	1	71		364		34,015
Equipment lease financing	6,095	25	2		27		8		6,130
Total commercial	191,373	306	98	133	537		1,168		193,078
Consumer
Residential real estate	37,706	379	119	328	826	(c)	517	$663	39,712
Home equity	23,305	53	18		71		596	89	24,061
Automobile	16,252	146	40	14	200		183		16,635
Credit card	6,475	49	33	62	144		7		6,626
Education	2,400	43	25	65	133	(c)			2,533
Other consumer	5,644	35	22	17	74		9		5,727
Total consumer	91,782	705	257	486	1,448		1,312	752	95,294
Total	$283,155	$1,011	$355	$619	$1,985		$2,480	$752	$288,372
Percentage of total loans	98.19%	0.35%	0.12%	0.21%	0.69%		0.86%	0.26%	100.00%
December 31, 2020
Commercial
Commercial and industrial	$131,245	$106	$26	$30	$162		$666		$132,073
Commercial real estate	28,485	6	1		7		224		28,716
Equipment lease financing	6,345	31	5		36		33		6,414
Total commercial	166,075	143	32	30	205		923		167,203
Consumer
Residential real estate	20,945	181	78	319	578	(c)	528	$509	22,560
Home equity	23,318	50	21		71		645	54	24,088
Automobile	13,863	134	34	12	180		175		14,218
Credit card	6,074	43	30	60	133		8		6,215
Education	2,785	55	29	77	161	(c)			2,946
Other consumer	4,656	14	10	11	35		7		4,698
Total consumer	71,641	477	202	479	1,158		1,363	563	74,725
Total	$237,716	$620	$234	$509	$1,363		$2,286	$563	$241,928
Percentage of total loans	98.27%	0.26%	0.10%	0.21%	0.56%		0.94%	0.23%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $0.7 billion at both December 31, 2021 and 2020. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.4 billion and $0.1 billion at December 31, 2021. Comparable amounts at December 31, 2020 were $0.4 billion and $0.2 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.7 billion and $1.3 billion at December 31, 2021 and 2020, respectively.
(f)Collateral dependent loans totaled $1.7 billion and $1.5 billion at December 31, 2021 and 2020, respectively.
In the normal course of business, we originate or purchase loan products with contractual characteristics that, when concentrated, may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high original or updated LTV ratio, terms that may expose the borrower to future increases in repayments above increases in market interest rates and interest-only loans, among others.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  119

At December 31, 2021, we pledged $25.7 billion of commercial and other loans to the Federal Reserve Bank and $66.2 billion of residential real estate and other loans to the Federal Home Loan Bank as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2020 were $30.1 billion and $69.0 billion, respectively. Amounts pledged reflect the unpaid principal balances.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies for additional information on our nonperforming loan and lease policies.

The following table presents our nonperforming assets as of December 31, 2021 and 2020, respectively.

Table 51: Nonperforming Assets

Dollars in millions	December 31 2021	December 31 2020
Nonperforming loans
Commercial	$1,168	$923
Consumer (a)	1,312	1,363
Total nonperforming loans (b)	2,480	2,286
OREO and foreclosed assets	26	51
Total nonperforming assets	$2,506	$2,337
Nonperforming loans to total loans	0.86%	0.94%
Nonperforming assets to total loans, OREO and foreclosed assets	0.87%	0.97%
Nonperforming assets to total assets	0.45%	0.50%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $1.0 billion at December 31, 2021 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2020 was $0.8 billion.

Nonperforming loans include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the Troubled Debt Restructurings section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 51 include TDRs of $1.0 billion and $0.9 billion at December 31, 2021 and 2020, respectively. TDRs that are performing, including consumer credit card TDR loans, totaled $0.6 billion and $0.7 billion at December 31, 2021 and 2020 and are excluded from nonperforming loans.

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

120    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
As with the commercial and industrial loan class, a formal schedule of periodic reviews is also performed to assess market/geographic risk and business unit/industry risk. Often as a result of these reviews, more in-depth reviews and increased scrutiny are placed on areas of higher risk, such as adverse changes in risk ratings, deteriorating operating trends, and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.

Equipment Lease Financing
We manage credit risk associated with our equipment lease financing loan class similar to commercial and industrial loans by analyzing PD and LGD.

Based upon the dollar amount of the lease and the level of credit risk, we follow a formal schedule of periodic reviews. Generally, this occurs quarterly, although we have established practices to review such credit risk more frequently if circumstances warrant. Our review process entails analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements and regulatory compliance as applicable.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  121

The following table presents credit quality indicators for the commercial loan classes:

Table 52: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$27,104	$12,053	$10,731	$6,698	$6,355	$11,759	$71,230	$90	$146,020
Criticized	283	368	815	649	496	824	3,448	30	6,913
Total commercial and industrial	27,387	12,421	11,546	7,347	6,851	12,583	74,678	120	152,933
Commercial real estate
Pass Rated	4,110	4,109	6,355	4,234	2,634	7,562	436		29,440
Criticized	294	298	999	820	566	1,552	46		4,575
Total commercial real estate	4,404	4,407	7,354	5,054	3,200	9,114	482		34,015
Equipment lease financing
Pass Rated	1,212	1,190	942	682	507	1,410			5,943
Criticized	37	54	41	29	19	7			187
Total equipment lease financing	1,249	1,244	983	711	526	1,417			6,130
Total commercial	$33,040	$18,072	$19,883	$13,112	$10,577	$23,114	$75,160	$120	$193,078

	Term Loans by Origination Year
December 31, 2020 In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,680	$13,340	$8,209	$5,956	$4,242	$7,141	$54,775	$53	$125,396
Criticized	339	702	578	334	224	351	4,130	19	6,677
Total commercial and industrial	32,019	14,042	8,787	6,290	4,466	7,492	58,905	72	132,073
Commercial real estate
Pass Rated	3,709	6,268	3,426	2,841	2,341	6,792	218		25,595
Criticized	319	548	148	423	400	1,159	124		3,121
Total commercial real estate	4,028	6,816	3,574	3,264	2,741	7,951	342		28,716
Equipment lease financing
Pass Rated	1,429	1,202	942	738	405	1,350			6,066
Criticized	78	92	86	39	22	31			348
Total equipment lease financing	1,507	1,294	1,028	777	427	1,381			6,414
Total commercial	$37,554	$22,152	$13,389	$10,331	$7,634	$16,824	$59,247	$72	$167,203
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2021 and 2020.

Residential Real Estate and Home Equity
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores and originated and updated LTV ratios, to monitor and manage credit risk within the residential real estate and home equity loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for residential real estate and home equity loans. See Table 50 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for residential real estate and home equity loans. See Table 50 for additional information.
122    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Credit Scores: We use a national third-party provider to update FICO credit scores for residential real estate and home equity loans at least quarterly. The updated scores are incorporated into a series of credit management reports, which are utilized to monitor the risk in the loan classes.
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  123

The following table presents credit quality indicators for the residential real estate and home equity loan classes:
Table 53: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$52	$21	$12	$13	$77			$185
Greater than or equal to 80% to 100%	1,460	560	221	86	66	190			2,583
Less than 80%	15,213	7,822	2,834	1,004	1,570	7,385			35,828
No LTV available	275	6	1	1		22			305
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Updated FICO scores
Greater than or equal to 780	$11,110	$5,898	$1,996	$596	$1,029	$4,052			$24,681
720 to 779	4,921	1,735	643	247	345	1,619			9,510
660 to 719	717	463	255	136	133	796			2,500
Less than 660	83	103	96	75	94	848			1,299
No FICO score available	127	241	87	49	48	359			911
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Home equity
Current estimated LTV ratios
Greater than 100%	$1	$16	$14	$3	$2	$25	$329	$90	$480
Greater than or equal to 80% to 100%	7	85	62	13	11	66	990	674	1,908
Less than 80%	204	2,487	1,189	370	549	3,200	7,868	5,806	21,673
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
Updated FICO scores
Greater than or equal to 780	$124	$1,619	$692	$201	$364	$2,035	$5,490	$3,320	$13,845
720 to 779	61	666	348	96	116	642	2,283	1,679	5,891
660 to 719	23	248	167	56	53	327	1,071	872	2,817
Less than 660	4	53	57	32	28	277	325	615	1,391
No FICO score available		2	1	1	1	10	18	84	117
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
124    The PNC Financial Services Group, Inc. – 2021 Form 10-K

	Term Loans by Origination Year
December 31, 2020 In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$3	$52	$26	$42	$41	$160			$324
Greater than or equal to 80% to 100%	495	422	127	156	124	307			1,631
Less than 80%	7,491	3,656	992	1,706	1,847	3,991			19,683
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560
Updated FICO scores
Greater than or equal to 780	$5,425	$3,099	$814	$1,432	$1,538	$2,551			$14,859
720 to 779	2,268	820	220	340	335	818			4,801
660 to 719	252	161	76	98	92	475			1,154
Less than 660	40	48	33	31	41	485			678
No FICO score available	4	2	2	3	6	129			146
Government insured or guaranteed loans	7	28	27	38	57	765			922
Total residential real estate	$7,996	$4,158	$1,172	$1,942	$2,069	$5,223			$22,560
Home equity
Current estimated LTV ratios
Greater than 100%	$8	$44	$18	$15	$9	$88	$580	$279	$1,041
Greater than or equal to 80% to 100%	517	320	59	42	25	158	1,781	591	3,493
Less than 80%	2,909	1,636	513	773	660	3,754	6,433	2,876	19,554
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
Updated FICO scores
Greater than or equal to 780	$2,019	$1,094	$311	$525	$449	$2,467	$5,382	$1,480	$13,727
720 to 779	1,028	558	153	181	145	777	2,137	941	5,920
660 to 719	334	273	86	84	66	402	985	625	2,855
Less than 660	52	74	39	39	33	345	277	620	1,479
No FICO score available	1	1	1	1	1	9	13	80	107
Total home equity	$3,434	$2,000	$590	$830	$694	$4,000	$8,794	$3,746	$24,088
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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  125

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 54: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$3,247	$1,496	$1,380	$533	$226	$79			$6,961
720 to 779	2,119	983	1,030	499	195	62			4,888
660 to 719	969	609	772	413	155	44			2,962
Less than 660	277	315	583	429	162	58			1,824
Total automobile	$6,612	$3,403	$3,765	$1,874	$738	$243			$16,635
Credit card
FICO score greater than or equal to 780							$1,815	$2	$1,817
720 to 779							1,836	9	1,845
660 to 719							1,856	19	1,875
Less than 660							943	29	972
No FICO score available or required (a)							114	3	117
Total credit card							$6,564	$62	$6,626
Education
FICO score greater than or equal to 780	$37	$60	$77	$62	$48	$392			$676
720 to 779	20	29	37	30	21	160			297
660 to 719	7	9	11	11	7	73			118
Less than 660	1	1	2	2	2	25			33
No FICO score available or required (a)	11	10	7	2		1			31
Total loans using FICO credit metric	76	109	134	107	78	651			1,155
Other internal credit metrics						1,378			1,378
Total education	$76	$109	$134	$107	$78	$2,029			$2,533
Other consumer
FICO score greater than or equal to 780	$199	$131	$123	$47	$12	$32	$95	$1	$640
720 to 779	250	172	167	68	15	19	125		816
660 to 719	190	145	165	82	16	11	122		731
Less than 660	50	62	85	54	10	6	50	1	318
Total loans using FICO credit metric	689	510	540	251	53	68	392	2	2,505
Other internal credit metrics	87	31	35	23	22	48	2,955	21	3,222
Total other consumer	$776	$541	$575	$274	$75	$116	$3,347	$23	$5,727

126    The PNC Financial Services Group, Inc. – 2021 Form 10-K

	Term Loans by Origination Year
December 31, 2020 In millions	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,807	$1,915	$807	$452	$246	$58			$5,285
720 to 779	1,098	1,581	789	381	167	44			4,060
660 to 719	617	1,222	684	288	109	31			2,951
Less than 660	192	776	598	240	87	29			1,922
Total automobile	$3,714	$5,494	$2,878	$1,361	$609	$162			$14,218
Credit card
FICO score greater than or equal to 780							$1,635	$3	$1,638
720 to 779							1,724	11	1,735
660 to 719							1,765	26	1,791
Less than 660							902	51	953
No FICO score available or required (a)							94	4	98
Total credit card							$6,120	$95	$6,215
Education
FICO score greater than or equal to 780	$34	$90	$74	$59	$50	$428			$735
720 to 779	24	46	38	28	20	190			346
660 to 719	15	15	14	9	6	90			149
Less than 660	3	2	3	2	2	37			49
No FICO score available or required (a)	16	10	6	3		1			36
Education loans using FICO credit metric	92	163	135	101	78	746			1,315
Other internal credit metrics						1,631			1,631
Total education	$92	$163	$135	$101	$78	$2,377			$2,946
Other consumer
FICO score greater than or equal to 780	$162	$187	$63	$21	$5	$42	$86	$1	$567
720 to 779	197	247	82	22	5	22	123		698
660 to 719	127	210	81	17	3	14	117	1	570
Less than 660	28	86	41	9	2	8	53	1	228
Other consumer loans using FICO credit metric	514	730	267	69	15	86	379	3	2,063
Other internal credit metrics	67	33	37	26	60	75	2,334	3	2,635
Total other consumer	$581	$763	$304	$95	$75	$161	$2,713	$6	$4,698
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

Table 55 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during 2021, 2020 and 2019. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 55. Second in priority would be rate reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to us would be prioritized and included in the Other type of concession in Table 55. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  127

Table 55: Financial Impact and TDRs by Concession Type

	Number of Loans	Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the year ended December 31, 2021 (a) Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial	57	$536	$6		$510	$516
Consumer	6,109	108		$64	33	97
Total TDRs	6,166	$644	$6	$64	$543	$613
During the year ended December 31, 2020 (a) Dollars in millions
Commercial	73	$513	$39	$56	$346	$441
Consumer	12,270	178		88	73	161
Total TDRs	12,343	$691	$39	$144	$419	$602
(a)Impact of partial charge-offs at TDR date is included in this table.
(b)Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c)Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.

		Pre-TDR Recorded Investment (e)	Post-TDR Recorded Investment (f)
During the year ended December 31, 2019 (d) Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	75	$278		$11	$241	$252
Consumer	14,548	172		97	64	161
Total TDRs	14,623	$450		$108	$305	$413
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
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs, and (ii) subsequently defaulted during the period totaled $0.1 billion for each of the years ended December 31, 2021, 2020 and 2019, respectively.
Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 56: Rollforward of Allowance for Credit Losses

At or for the year ended December 31	2021			2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,337	$2,024	$5,361	$1,812	$930	$2,742
Adoption of ASU 2016-13 (a)				(304)	767	463
Beginning balance, adjusted	3,337	2,024	5,361	1,508	1,697	3,205
Acquisition PCD reserves	774	282	1,056
Charge-offs	(434)	(667)	(1,101)	(407)	(785)	(1,192)
Recoveries	106	338	444	94	266	360
Net (charge-offs)	(328)	(329)	(657)	(313)	(519)	(832)
Provision for (recapture of) credit losses	(594)	(293)	(887)	2,139	846	2,985
Other	(4)	(1)	(5)	3		3
Ending balance	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Allowance for unfunded lending related commitments (b)
Beginning balance	$485	$99	$584	$316	$2	$318
Adoption of ASU 2016-13 (a)				53	126	179
Beginning balance, adjusted	485	99	584	369	128	497
Acquisition PCD reserves	43	3	46
Provision for (recapture of) credit losses	36	(4)	32	116	(29)	87
Ending balance	$564	$98	$662	$485	$99	$584
Allowance for credit losses at December 31 (c)	$3,749	$1,781	$5,530	$3,822	$2,123	$5,945
(a)    Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(b)    See Note 11 Commitments for additional information about the underlying commitments related to this allowance.
128    The PNC Financial Services Group, Inc. – 2021 Form 10-K

(c)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $171 million and $109 million at December 31, 2021 and 2020, respectively.

The ACL related to loans at December 31, 2021 totaled $5.5 billion, a decrease of $0.4 billion since December 31, 2020. This decrease was primarily driven by the impacts from portfolio changes and an improved economic environment, partially offset by the addition of reserves related to the BBVA acquisition. The following summarizes the changes in these factors that influenced the current ACL during the year ended December 31, 2021:

•Portfolio changes that drove reserve declines included improvements in credit quality along with changes in portfolio composition reflecting both shifts in the portfolio mix and declines in certain loan balances.
•The improved economic environment was reflected in both the forecasted economic scenarios utilized in the quantitative models and the qualitative factor reserves. The economic scenarios used at December 31, 2021 were primarily driven by improvements in the outlook for both consumer spending and the labor market. Reductions in qualitative factor reserves reflect the improved economic environment's impact on specific high risk industries.
•Reserves in the current period reflect expected credit losses within the acquired BBVA loan portfolio.

Allowance for Loan and Lease Losses
Prior to January 1, 2020, we maintained our ALLL at levels we believed to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. We used the two main portfolio segments - Commercial and Consumer, and developed and documented the ALLL under separate methodologies for each of these portfolio segments.

A rollforward of the ALLL and associated loan data follows:

Table 57: Rollforward of Allowance for Loan and Lease Losses and Associated Loan Data

At or for the year ended December 31	2019
Dollars in millions	Commercial	Consumer	Total
Allowance for loan and lease losses
January 1	$1,663	$966	$2,629
Charge-offs	(216)	(758)	(974)
Recoveries	78	254	332
Net (charge-offs)	(138)	(504)	(642)
Provision for credit losses	320	453	773
Net (increase) / decrease in allowance for unfunded loan commitments and letters of credit	(34)	1	(33)
Other	1	14	15
December 31	$1,812	$930	$2,742
TDRs individually evaluated for impairment	$40	$93	$133
Other loans individually evaluated for impairment	58		58
Loans collectively evaluated for impairment	1,714	563	2,277
Purchased impaired loans		274	274
December 31	$1,812	$930	$2,742
Loan portfolio
TDRs individually evaluated for impairment	$361	$1,303	$1,664
Other loans individually evaluated for impairment	220		220
Loans collectively evaluated for impairment	160,021	75,477	235,498
Fair value option loans (a)		742	742
Purchased impaired loans		1,719	1,719
December 31	$160,602	$79,241	$239,843
(a)Loans accounted for under the fair value option were not evaluated for impairment as these loans are accounted for at fair value. Accordingly, there was no allowance recorded on those loans.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  129

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

130    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The following table provides cash flows associated with our loan sale and servicing activities:
Table 58: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2021
Sales of loans (b)	$8,426	$3,611
Repurchases of previously transferred loans (c)	$239	$207
Servicing fees (d)	$367	$165
Servicing advances recovered/(funded), net	$(33)	$(26)
Cash flows on mortgage-backed securities held (e)	$9,001	$76
Cash Flows - Year ended December 31, 2020
Sales of loans (b)	$6,654	$4,521
Repurchases of previously transferred loans (c)	$673	$229
Servicing fees (d)	$338	$133
Servicing advances recovered/(funded), net	$(32)	$(280)
Cash flows on mortgage-backed securities held (e)	$9,234	$83
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
(e)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $17.6 billion in residential mortgage-backed securities and $0.6 billion in commercial mortgage-backed securities at December 31, 2021. Comparable amounts at December 31, 2020 were $16.5 billion and $0.8 billion, respectively.

Table 59 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2021 and 2020.

Table 59: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2021
Total principal balance	$42,726	$39,551
Delinquent loans (b)	$569	$42
December 31, 2020
Total principal balance	$43,351	$40,790
Delinquent loans (b)	$453	$136
Year ended December 31, 2021
Net charge-offs (c)	$4	$179
Year ended December 31, 2020
Net charge-offs (c)	$17	$127
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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2021 and 2020. We have not provided additional financial support to these entities which we are not contractually required to provide.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 60 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal
The PNC Financial Services Group, Inc. – 2021 Form 10-K  131

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 60. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.

Table 60: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2021
Mortgage-backed securitizations (b)	$18,708	$18,708	(c)	$1
Tax credit investments and other	3,865	3,893	(d)	1,798	(e)
Total	$22,573	$22,601		$1,799
December 31, 2020
Mortgage-backed securitizations (b)	$18,207	$18,207	(c)	$1
Tax credit investments and other	3,121	2,894	(d)	1,198	(e)
Total	$21,328	$21,101		$1,199
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

The first step in our assessment is to determine whether we hold a variable interest in the securitization SPE. We hold variable interests in Agency and Non-agency securitization SPEs through our holding of residential and commercial mortgage-backed securities issued by the SPEs and/or our recourse obligations. Each SPE in which we hold a variable interest is evaluated to determine whether we are the primary beneficiary of the entity. For Agency securitization transactions, our contractual role as servicer does not give us the power to direct the activities that most significantly affect the economic performance of the SPEs. Thus, we are not the primary beneficiary of these entities. For Non-agency securitization transactions, we would be the primary beneficiary to the extent our servicing activities give us the power to direct the activities that most significantly affect the economic performance of the SPE and we hold a more-than-insignificant variable interest in the entity.
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

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 60. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2021, we had a liability for unfunded commitments of $2.0 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
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
132    The PNC Financial Services Group, Inc. – 2021 Form 10-K

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. During 2021, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in low income housing tax credits within Income taxes.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment during 2021, 2020 and 2019 follow:

Table 61: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Balance as of December 31, 2021	$6,473	$4,254	$189	$10,916
BBVA acquisition	678	796	125	1,599
Other		84		84
Balance as of December 31, 2020	$5,795	$3,374	$64	$9,233
Balance as of December 31, 2019	$5,795	$3,374	$64	$9,233

Goodwill increased during 2021 primarily as a result of the acquisition of BBVA. Goodwill was recorded and allocated to each segment on a preliminary basis and is subject to change based on new information obtained related to the close date or reallocation of assets and liabilities to each segment. See Note 2 Acquisition and Divestiture Activities for additional information.

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2021, 2020 or 2019.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $1.8 billion at December 31, 2021 and $1.2 billion at December 31, 2020, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
Commercial Mortgage Servicing Rights
We recognize gains (losses) on changes in the fair value of commercial MSRs. Commercial MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of commercial MSRs with securities, derivative instruments and resale agreements which are expected to increase (or decrease) in value when the value of commercial MSRs decreases (or increases).

The fair value of commercial MSRs is estimated by using a discounted cash flow model incorporating inputs for assumptions as to constant prepayment rates, discount rates and other factors determined based on current market conditions and expectations.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  133

Changes in the commercial MSRs follow:

Table 62: Commercial Mortgage Servicing Rights

In millions	2021	2020	2019
January 1	$569	$649	$726
Additions:
From loans sold with servicing retained	87	100	53
Purchases	41	44	103
Changes in fair value due to:
Time and payoffs (a)	(119)	(115)	(146)
Other (b)	162	(109)	(87)
December 31	$740	$569	$649
Related unpaid principal balance at December 31	$272,556	$243,960	$216,992
Servicing advances at December 31	$463	$437	$157
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

Changes in the residential MSRs follow:

Table 63: Residential Mortgage Servicing Rights

In millions	2021	2020	2019
January 1	$673	$995	$1,257
Additions:
BBVA Acquisition	35
From loans sold with servicing retained	87	45	36
Purchases	411	208	114
Changes in fair value due to:
Time and payoffs (a)	(320)	(198)	(162)
Other (b)	192	(377)	(250)
December 31	$1,078	$673	$995
Unpaid principal balance of loans serviced for others at December 31	$132,953	$120,778	$120,464
Servicing advances at December 31	$176	$143	$111
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting from market-driven changes in interest rates.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2021 and December 31, 2020 are shown in Tables 64 and 65. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 64 and 65. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot
134    The PNC Financial Services Group, Inc. – 2021 Form 10-K

be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 64: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2021	December 31 2020
Fair value	$740	$569
Weighted-average life (years)	4.2	4.4
Weighted-average constant prepayment rate	5.49%	4.87%
Decline in fair value from 10% adverse change	$12	$9
Decline in fair value from 20% adverse change	$21	$18
Effective discount rate	7.75%	7.33%
Decline in fair value from 10% adverse change	$20	$15
Decline in fair value from 20% adverse change	$40	$31

Table 65: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31 2021		December 31 2020
Fair value	$1,078		$673
Weighted-average life (years)	5.7		3.8
Weighted-average constant prepayment rate	12.63%		21.13%
Decline in fair value from 10% adverse change	$46		$41
Decline in fair value from 20% adverse change	$89		$82
Weighted-average option adjusted spread	857	bps	922	bps
Decline in fair value from 10% adverse change	$31		$20
Decline in fair value from 20% adverse change	$60		$38

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.5 billion for each of 2021, 2020 and 2019. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Corporate services and Residential mortgage, respectively.

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

The following table provides details on our income from lessor arrangements:

Table 66: Lessor Income

Year ended December 31
In millions	2021	2020	2019
Sales-type and direct financing leases (a)	$243	$269	$295
Operating leases (b)	75	95	117
Lease income	$318	$364	$412
(a)Included in Loan interest income on the Consolidated Income Statement.
(b)Included in Corporate services on the Consolidated Income Statement.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  135

The following table provides the components of our equipment lease financing assets:

Table 67: Sales-Type and Direct Financing Leases

In millions	December 31 2021	December 31 2020
Lease receivables (a)	$5,829	$6,246
Unguaranteed residual asset values	977	957
Unearned income	(677)	(789)
Equipment lease financing	$6,129	$6,414
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.4 billion for both 2021 and 2020.

Operating lease assets were $0.9 billion and accumulated depreciation was $0.2 billion at December 31, 2021 compared to operating lease assets of $1.0 billion and accumulated depreciation of $0.2 billion at December 31, 2020. We had no lease transactions with related parties or deferred selling profits at December 31, 2021 and 2020.

The future minimum lessor receivable arrangements at December 31, 2021 were as follows:

Table 68: Future Minimum Lessor Receivable Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2022	$81	$1,480
2023	44	1,154
2024	30	1,038
2025	23	649
2026	18	394
2027 and thereafter	27	1,114
Total future minimum lease receivable arrangements	$223	$5,829

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of one year to 46 years, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date of the lease term. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2021 and 2020.

Table 69 and 70 provide details on our operating leases:

Table 69: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2021	2020	2019
Operating lease cost (a)	$386	$358	$360
Operating cash flows	$400	$360	$353
(a)Included in Occupancy, Equipment and Marketing expense on the Consolidated Income Statement.

Table 70: Operating Lease Assets and Liabilities

In millions	December 31 2021	December 31 2020
Operating lease assets (a)	$1,919	$1,876
Operating lease liabilities (b)	$2,220	$2,097
(a)Included in Other assets on the Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Finance lease assets and liabilities, income and cash flows at December 31, 2021 and 2020 were not material.
136    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Operating lease term and discount rates of our lessee arrangements at December 31, 2021 and 2020 were as follows:

Table 71: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31 2021	December 31 2020
Weighted-average remaining lease term (years)	8	8
Weighted-average discount rate	1.99%	2.21%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2021 are as follows:

Table 72: Future Lease Payments for Operating Lease Liability Arrangements

In millions	December 31, 2021
2022	$416
2023	389
2024	330
2025	285
2026	231
2027 and thereafter	761
Total future lease payments	$2,412
Less: Interest	192
Present value of operating lease liability arrangements	$2,220

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 73: Premises, Equipment and Leasehold Improvements

In millions	December 31 2021	December 31 2020
Premises, equipment and leasehold improvements	$16,651	$14,843
Accumulated depreciation and amortization	(8,058)	(7,156)
Net book value	$8,593	$7,687

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

Table 74: Depreciation and Amortization Expense

Year ended December 31 In millions	2021	2020	2019
Depreciation	$844	$791	$778
Amortization	122	115	109
Total depreciation and amortization	$966	$906	$887

The PNC Financial Services Group, Inc. – 2021 Form 10-K  137

NOTE 9 TIME DEPOSITS
The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that met or exceeded the insured limit were $7.7 billion and $10.3 billion at December 31, 2021, and 2020, respectively.
Total time deposits of $17.4 billion at December 31, 2021 have future contractual maturities as follows:

Table 75: Time Deposits

In billions
2022	$15.4
2023	$1.0
2024	$0.3
2025	$0.2
2026	$0.2
2027 and thereafter	$0.3

NOTE 10 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $30.8 billion at December 31, 2021 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 76: Borrowed Funds

In billions
2022	$7.2
2023	$3.8
2024	$3.7
2025	$3.2
2026	$1.8
2027 and thereafter	$11.1

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2021 and the carrying values as of December 31, 2021 and 2020.
Table 77: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2021	2021	2021	2020
Parent Company
Senior debt	1.15% - 3.50%	2022 - 2032	$10,369	$9,573
Subordinated debt	3.90%	2024	777	805
Junior subordinated debt	0.74%	2028	205	205
Subtotal			11,351	10,583
Bank
FHLB (a)				3,500
Senior debt	0.00% - 3.50%	2022 - 2043	10,292	14,698
Subordinated debt	2.70% - 5.90%	2022 - 2029	6,014	5,393
Subtotal			16,306	23,591
Total			$27,657	$34,174
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 77, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $252 million and $28 million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $190 million and $193 million, respectively, related to fair value accounting hedges as of December 31, 2021.
Certain borrowings are reported at fair value, refer to Note 15 Fair Value for more information on those borrowings.

138    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  139

NOTE 11 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2021 and 2020.

Table 78: Commitments to Extend Credit and Other Commitments

In millions	December 31 2021	December 31 2020
Commitments to extend credit
Total commercial lending	$176,248	$153,089
Home equity lines of credit	19,410	16,626
Credit card	32,499	31,019
Other	9,081	7,087
Total commitments to extend credit	237,238	207,821
Net outstanding standby letters of credit (a)	9,303	9,053
Standby bond purchase agreements (b)	1,268	1,448
Other commitments (c)	3,045	2,046
Total commitments to extend credit and other commitments	$250,854	$220,368
(a)Net outstanding standby letters of credit include $3.3 billion and $3.8 billion at December 31, 2021 and 2020, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.0 billion and $1.1 billion related to investments in qualified affordable housing projects at December 31, 2021 and 2020, respectively.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at December 31, 2021, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2021 had terms ranging from less than one year to eight years.
As of December 31, 2021, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at December 31, 2021 and is included in Other liabilities on our Consolidated Balance Sheet.

140    The PNC Financial Services Group, Inc. – 2021 Form 10-K

NOTE 12 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 79: Preferred Stock - Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2021	2020
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P	$100,000	15	15
Series R	$100,000	5	5
Series S	$100,000	5	5
Series T	$100,000	15
Total issued and outstanding		51	36

The following table discloses information related to the preferred stock outstanding as of December 31, 2021:
Table 80: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a share of preferred stock represented by each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series P (d)	April 24, 2012	60 million	1/4,000th	Quarterly beginning on August 1, 2012	6.125% until May 1, 2022 3 Mo. LIBOR plus 4.0675% per annum beginning on May 1, 2022	May 1, 2022
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026
Series T (d)	September 13, 2021	1.5 million	1/100th	Quarterly beginning on December 15, 2021	3.40% until September 15, 2026 5 Yr. U.S. Treasury plus 2.595% per annum beginning September 15, 2026	September 15, 2026
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
(d)Non-Cumulative preferred stock.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  141

Each outstanding series of preferred stock, other than the Series B, contains restrictions on our ability to pay dividends and make other shareholder payments. Subject to limited exceptions, if dividends are not paid on any such series of preferred stock, we cannot declare dividends on or repurchase shares of our common stock. In addition, if we would like to repurchase shares of preferred stock, such repurchases must be on a pro rata basis with respect to all such series of preferred stock.

The following table provides the dividends per share for PNC's common and preferred stock:
Table 81: Dividends Per Share

December 31	2021	2020	2019
Common Stock	$4.80	$4.60	$4.20
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$7,722	$6,750	$6,750
Series P	$6,125	$6,125	$6,125
Series Q		$4,031	$5,375
Series R	$4,850	$4,850	$4,850
Series S	$5,000	$5,000	$5,000
Series T	$869

On January 5, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.25 per share paid on February 5, 2022.

Other Shareholders’ Equity Matters
At December 31, 2021, we had reserved approximately 81 million common shares to be issued in connection with certain stock plans.

On April 4, 2019, our Board of Directors approved the establishment of a new stock repurchase program authorization in the amount of 100 million shares of PNC common stock, which may be purchased on the open market or in privately negotiated transactions, effective July 1, 2019. In January 2020, we announced programs to repurchase up to an additional $1.0 billion in common shares through the end of the second quarter of 2020. In the first quarter of 2021, the Federal Reserve extended the special limitations on dividends and share repurchases by CCAR-participating BHCs that were put in place in 2020 as a result of ongoing economic uncertainty from COVID-19. While these restrictions permitted share repurchases based on income, we refrained from repurchasing shares until the close of the BBVA transaction. These restrictions ended on June 30, 2021 for firms with capital levels above those required by the 2021 stress tests. In June 2021, we announced the reinstatement of share repurchase programs with repurchases of up to $2.9 billion for the four-quarter period beginning in the third quarter of 2021. Under these program authorizations we repurchased 5.0 million shares in 2021 and 11.0 million shares in 2020. A maximum amount of 70.1 million shares remained available for repurchase under the new stock program authorization at December 31, 2021.

142    The PNC Financial Services Group, Inc. – 2021 Form 10-K

NOTE 13 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 82: Other Comprehensive Income (Loss)

	Year ended December 31
	2021			2020			2019
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net Unrealized gains (losses) on securities	$(2,445)	$576	$(1,869)	$2,113	$(485)	$1,628	$1,529	$(351)	$1,178
Less: Net realized gains (losses) reclassified to earnings (a)	6	(2)	4	302	(69)	233	40	(9)	31
Net change	(2,451)	578	(1,873)	1,811	(416)	1,395	1,489	(342)	1,147
Cash flow hedge derivatives
Net Unrealized gains (losses) on cash flow hedge derivatives	(632)	149	(483)	918	(211)	707	334	(77)	257
Less: Net realized gains (losses) reclassified to earnings (a)	494	(117)	377	421	(97)	324	37	(9)	28
Net change	(1,126)	266	(860)	497	(114)	383	297	(68)	229
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	486	(114)	372	82	(19)	63	158	(36)	122
Net change	486	(114)	372	82	(19)	63	158	(36)	122
Other
Net unrealized gains (losses) on other transactions	4	(4)		10	5	15	17	5	22
Net change	4	(4)		10	5	15	17	5	22
Total other comprehensive income (loss) from continuing operations	(3,087)	726	(2,361)	2,400	(544)	1,856	1,961	(441)	1,520
Total other comprehensive income (loss) from discontinued operations				148	(33)	115	5	(1)	4
Total other comprehensive income (loss)	$(3,087)	$726	$(2,361)	$2,548	$(577)	$1,971	$1,966	$(442)	$1,524
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

Table 83: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Balance at December 31, 2018	$(80)	$47	$(530)	$(43)	$(606)	$(119)	$(725)
Net Activity	1,147	229	122	22	1,520	4	1,524
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net activity	1,395	383	63	15	1,856	115	1,971
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
Net activity	(1,873)	(860)	372		(2,361)		(2,361)
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409		$409

The PNC Financial Services Group, Inc. – 2021 Form 10-K  143

NOTE 14 EARNINGS PER SHARE
Table 84: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2021	2020	2019
Basic
Net income from continuing operations	$5,725	$3,003	$4,591
Less:
Net income attributable to noncontrolling interests	51	41	49
Preferred stock dividends	233	229	236
Preferred stock discount accretion and redemptions	5	4	4
Net income from continuing operations attributable to common shareholders	5,436	2,729	4,302
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	27	13	18
Net income from continuing operations attributable to basic common shareholders	$5,409	$2,716	$4,284
Net income from discontinued operations attributable to common shareholders		$4,555	$827
Less: Undistributed earnings allocated to nonvested restricted shares		22	3
Net income from discontinued operations attributable to basic common shareholders		$4,533	$824
Basic weighted-average common shares outstanding	426	427	447
Basic earnings per common share from continuing operations (a)	$12.71	$6.37	$9.59
Basic earnings per common share from discontinued operations (a)		$10.62	$1.84
Basic earnings per common share	$12.71	$16.99	$11.43
Diluted
Net income from continuing operations attributable to diluted common shareholders	$5,409	$2,716	$4,284
Net income from discontinued operations attributable to basic common shareholders		$4,533	$824
Less: Impact of earnings per share dilution from discontinued operations		2	10
Net income from discontinued operations attributable to diluted common shareholders		$4,531	$814
Basic weighted-average common shares outstanding	426	427	447
Dilutive potential common shares			1
Diluted weighted-average common shares outstanding	426	427	448
Diluted earnings per common share from continuing operations (a)	$12.70	$6.36	$9.57
Diluted earnings per common share from discontinued operations (a)		$10.60	$1.82
Diluted earnings per common share	$12.70	$16.96	$11.39
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).
144    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  145

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
Certain infrequently traded debt securities within Other debt securities available for sale and Trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 87. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could have resulted in a significantly lower (higher) fair value estimate.
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
146    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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
Indirect investments are not redeemable; however, we receive distributions over the life of the partnerships from liquidation of the underlying investments by the investee, which we expect to occur over the next 12 years. We value indirect investments in private equity funds using the NAV practical expedient as provided in the financial statements that we receive from fund managers. Due to the time lag in our receipt of the financial information and based on a review of investments and valuation techniques applied, adjustments to the manager-provided value are made when available recent portfolio company information or market information indicates a significant change in value from that provided by the manager of the fund. Indirect investments valued using NAV are not classified in the fair value hierarchy.
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  147

related to these interest rate contract financial derivatives as of December 31, 2021 and 2020 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 87 of this Note 15.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 87 in this Note 15.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 87 in this Note 15.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

148    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 85: Fair Value Measurements – Recurring Basis Summary

	December 31, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$1,221	$81	$1,302		$691	$163	$854
Commercial mortgage loans held for sale		526	49	575		305	57	362
Securities available for sale
U.S. Treasury and government agencies	$41,873	4,291		46,164	$16,675	4,036		20,711
Residential mortgage-backed
Agency		67,632		67,632		48,911		48,911
Non-agency		61	1,097	1,158		136	1,365	1,501
Commercial mortgage-backed
Agency		1,773		1,773		2,688		2,688
Non-agency		3,433	3	3,436		3,678	11	3,689
Asset-backed		6,246	163	6,409		4,951	199	5,150
Other		4,895	69	4,964		4,636	72	4,708
Total securities available for sale	41,873	88,331	1,332	131,536	16,675	69,036	1,647	87,358
Loans		617	884	1,501		718	647	1,365
Equity investments (a)	1,373		1,680	3,231	1,070		1,263	2,629
Residential mortgage servicing rights			1,078	1,078			673	673
Commercial mortgage servicing rights			740	740			569	569
Trading securities (b)	250	1,601		1,851	548	1,690		2,238
Financial derivatives (b) (c)	5	5,109	38	5,152		6,415	118	6,533
Other assets	404	114		518	373	81		454
Total assets (d)	$43,905	$97,519	$5,882	$147,484	$18,666	$78,936	$5,137	$103,035
Liabilities
Other borrowed funds	$725	$45	$3	$773	$661	$44	$2	$707
Financial derivatives (c) (e)		3,285	285	3,570		2,483	273	2,756
Other liabilities			175	175			43	43
Total liabilities (f)	$725	$3,330	$463	$4,518	$661	$2,527	$318	$3,506
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2021 and 2020 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 16 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 26% and 22% at December 31, 2021 and 2020, respectively. Level 3 assets as a percentage of total assets at fair value was 4% and 5% as of December 31, 2021 and 2020, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2021 and 2020.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both December 31, 2021 and 2020. Level 3 liabilities as a percentage of total liabilities at fair value was 10% and 9% as of December 31, 2021 and 2020, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2021 and 2020.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  149

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2021 and 2020 follow:

Table 86: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings		Included in Other comprehensive income (b)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Dec. 31, 2021
Assets
Residential mortgage loans held for sale	$163	$(1)			$47	$(83)		$(41)	$18	$(22)	(e)		$81	$(1)
Commercial mortgage loans held for sale	57					(6)		(2)					49	(1)
Other consumer loans held for sale						(256)						$256
Securities available for sale
Residential mortgage- backed non-agency	1,365	37		$6				(311)					1,097
Commercial mortgage- backed non-agency	11			(8)									3
Asset-backed	199	2		9				(47)					163
Other	72			1	6			(10)					69
Total securities available for sale	1,647	39		8	6			(368)					1,332
Loans	647	45			124	(15)		(194)		(14)	(e)	291	884	44
Equity investments	1,263	627			573	(783)							1,680	338
Residential mortgage servicing rights	673	192			411		$87	(320)				35	1,078	192
Commercial mortgage servicing rights	569	162			41		87	(119)					740	162
Financial derivatives	118	83			5			(174)				6	38	113
Total assets	$5,137	$1,147		$8	$1,207	$(1,143)	$174	$(1,218)	$18	$(36)		$588	$5,882	$847
Liabilities
Other borrowed funds	$2						$5	$(4)					$3
Financial derivatives	273	$145				$6		(146)				$7	285	$158
Other liabilities	43	151					321	(340)					175	111
Total liabilities	$318	$296				$6	$326	$(490)				$7	$463	$269
Net gains (losses)		$851	(f)											$578	(g)

150    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Year Ended December 31, 2020

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2020 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2019	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2020
Assets
Residential mortgage loans held for sale	$2	$(1)			$124	$(13)		$(21)		$93	$(21)	(e)	$163	$(1)
Commercial mortgage loans held for sale	64	(2)						(5)					57	(2)
Securities available for sale
Residential mortgage- backed non-agency	1,741	53		$(75)				(354)					1,365
Commercial mortgage- backed non-agency				(8)						19			11
Asset-backed	240	6		(7)				(40)					199
Other	74	1		(4)	4			(3)					72
Total securities available for sale	2,055	60		(94)	4			(397)		19			1,647
Loans	300	28			161	(39)		280	(d)		(83)	(e)	647	28
Equity investments	1,276	(63)			229	(179)							1,263	(69)
Residential mortgage servicing rights	995	(377)			208		$45	(198)					673	(377)
Commercial mortgage servicing rights	649	(109)			44		100	(115)					569	(109)
Financial derivatives	54	209			11			(156)					118	229
Total assets	$5,395	$(255)		$(94)	$781	$(231)	$145	$(612)		$112	$(104)		$5,137	$(301)
Liabilities
Other borrowed funds	$7						$28	$(33)					$2
Financial derivatives	200	$189				$4		(120)					273	$186
Other liabilities	137	17					96	(207)					43	1
Total liabilities	$344	$206				$4	$124	$(360)					$318	$187
Net gains (losses)		$(461)	(f)											$(488)	(g)
(a)Losses for assets are bracketed while losses for liabilities are not.
(b)The difference in unrealized gains and losses for the period included in Other comprehensive income and changes in unrealized gains and losses for the period included in Other comprehensive income for securities available for sale held at the end of the reporting period were insignificant.
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  151

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 87: Fair Value Measurements – Recurring Quantitative Information
December 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$49	Discounted cash flow	Spread over the benchmark curve (b)	555bps - 15,990bps (9,996bps)
Residential mortgage-backed non-agency securities	1,097	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.3%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 96.4% (47.6%)
			Spread over the benchmark curve (b)	163bps weighted-average
Asset-backed securities	163	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (11.1%)
			Constant default rate	1.4% - 20.0% (3.2%)
			Loss severity	8.0% - 100.0% (57.4%)
			Spread over the benchmark curve (b)	182bps weighted-average
Loans - Residential real estate	622	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (74.2%)
			Loss severity	0.0% - 100.0% (6.9%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate	109	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	3.5% weighted-average
Loans - Home equity	28	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (75.8%)
			Loss severity	0.0% - 98.4% (17.7%)
			Discount rate	4.8% - 6.8% (6.0%)
Loans - Home equity	125	Consensus pricing (c)	Credit and liquidity discount	0.5% - 100.0% (47.3%)
Equity investments	1,680	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.4x (8.8x)
Residential mortgage servicing rights	1,078	Discounted cash flow	Constant prepayment rate	0.0% - 41.0% (12.6%)
			Spread over the benchmark curve (b)	249bps - 2,218bps (857bps)
Commercial mortgage servicing rights	740	Discounted cash flow	Constant prepayment rate	5.0% - 15.5% (5.5%)
			Discount rate	5.4% - 8.0% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(277)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	5
Total Level 3 assets, net of liabilities (e)	$5,419
152    The PNC Financial Services Group, Inc. – 2021 Form 10-K

December 31, 2020

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$57	Discounted cash flow	Spread over the benchmark curve (b)	630bps - 5,275bps (3,406bps)
Residential mortgage-backed non-agency securities	1,365	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 37.6% (8.6%)
			Constant default rate	0.0% - 12.2% (4.7%)
			Loss severity	25.0% - 95.7% (48.8%)
			Spread over the benchmark curve (b)	242bps weighted-average
Asset-backed securities	199	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 22.0% (7.4%)
			Constant default rate	1.0% - 6.0% (3.3%)
			Loss severity	30.0% - 100.0% (58.1%)
			Spread over the benchmark curve (b)	291bps weighted-average
Loans - Residential real estate	434	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (82.1%)
			Loss severity	0.0% - 100.0% (11.2%)
			Discount rate	4.8% - 6.8% (5.1%)
Loans - Residential real estate	132	Discounted cash flow	Loss severity	8.0% weighted-average
			Discount rate	3.2% weighted-average
Loans - Home equity	21	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (88.5%)
			Loss severity	0.0% - 98.4% (33.3%)
			Discount rate	4.8% - 6.8% (6.3%)
Loans - Home equity	60	Consensus pricing (c)	Credit and liquidity discount	17.5% - 97.0% (57.7%)
Equity investments	1,263	Multiple of adjusted earnings	Multiple of earnings	5.0x - 15.9x (8.7x)
Residential mortgage servicing rights	673	Discounted cash flow	Constant prepayment rate	0.0% - 77.5% (21.1%)
			Spread over the benchmark curve (b)	325bps - 2,783bps (922bps)
Commercial mortgage servicing rights	569	Discounted cash flow	Constant prepayment rate	4.0% - 16.1% (4.9%)
			Discount rate	4.7% - 7.8% (7.3%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(252)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	162.3% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2022
Insignificant Level 3 assets, net of liabilities (d)	298
Total Level 3 assets, net of liabilities (e)	$4,819
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
(e)Consisted of total Level 3 assets of $5.9 billion and total Level 3 liabilities of $0.5 billion as of December 31, 2021 and $5.1 billion and $0.3 billion as of December 31, 2020, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 88.
Nonaccrual Loans
The carrying value of nonaccrual loans represents the fair value of those loans which have been adjusted due to impairment. The impairment is primarily based on the appraised value of the collateral.
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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  153

Long-Lived Assets
Long-lived assets consists of buildings for which valuation adjustments were recorded during the period. A facility classified as held for use is impaired to the extent its carrying value is not recoverable and exceeds fair value. Valuation adjustments on buildings held for sale are based on the fair value of the property less an estimated cost to sell and are recorded subsequent to the transfer of the asset to held for sale status. Fair value is determined either by a third-party appraisal, recent sales offer, changes in market or property conditions, or, where we have agreed to sell the building to a third party, the contractual sales price. Impairment on these long-lived assets is recorded in Other noninterest expense on our Consolidated Income Statement.

Assets measured at fair value on a nonrecurring basis follow:
Table 88: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2021	2020	2021	2020	2019
Assets
Nonaccrual loans	$348	$332	$(4)	$(111)	$(76)
OREO and foreclosed assets	6	18		(2)	(5)
Long-lived assets	103	20	(45)	(27)	(3)
Total assets	$457	$370	$(49)	$(140)	$(84)
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

154    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option follow:
Table 89: Fair Value Option – Fair Value and Principal Balances

	December 31, 2021			December 31, 2020
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$1,249	$1,219	$30	$831	$793	$38
Accruing loans 90 days or more past due	6	6		4	4
Nonaccrual loans	47	57	(10)	20	24	(4)
Total	$1,302	$1,282	$20	$855	$821	$34
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$575	$580	$(5)	$357	$370	$(13)
Nonaccrual loans				5	6	(1)
Total	$575	$580	$(5)	$362	$376	$(14)
Loans
Accruing loans less than 90 days past due	$487	$498	$(11)	$519	$530	$(11)
Accruing loans 90 days or more past due	262	278	(16)	283	295	(12)
Nonaccrual loans	752	1,028	(276)	563	820	(257)
Total	$1,501	$1,804	$(303)	$1,365	$1,645	$(280)
Other assets	$105	$107	$(2)	$81	$69	$12
Liabilities
Other borrowed funds	$30	$30		$32	$33	$(1)
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2021 or December 31, 2020.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 90: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2021	2020	2019
Assets
Residential mortgage loans held for sale	$152	$198	$84
Commercial mortgage loans held for sale	$115	$128	$61
Loans	$80	$44	$23
Other assets	$28	$(3)	$40
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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  155

Other Assets
The carrying value of Other assets, which include accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock, approximates fair value. The aggregate carrying value of our FHLB and FRB stock was $1.3 billion and $1.1 billion at December 31, 2021 and 2020, respectively.
Deposits
For time deposits, fair values are estimated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no defined maturity, such as noninterest-bearing and interest-bearing demand and interest-bearing money market and savings deposits, carrying values approximate fair values.
Borrowed Funds
For short-term borrowed funds, including federal funds purchased, commercial paper, repurchase agreements and certain other short-term borrowings and payables, carrying value approximates fair value. For long-term borrowed funds, quoted market prices are used, when available, to estimate fair value. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities.
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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2021 and 2020 are as follows:

156    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 91: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Cash and due from banks	$8,004	$8,004	$8,004
Interest-earning deposits with banks	74,250	74,250		$74,250
Securities held to maturity	1,429	1,522	890	456	$176
Net loans (excludes leases)	275,874	280,498			280,498
Other assets	4,205	4,204		4,141	63
Total assets	$363,762	$368,478	$8,894	$78,847	$280,737
Liabilities
Time deposits	$17,366	$17,180		$17,180
Borrowed funds	30,011	30,616		28,936	$1,680
Unfunded lending related commitments	662	662			662
Other liabilities	449	449		449
Total liabilities	$48,488	$48,907		$46,565	$2,342
December 31, 2020
Assets
Cash and due from banks	$7,017	$7,017	$7,017
Interest-earning deposits with banks	85,173	85,173		$85,173
Securities held to maturity	1,445	1,604	920	489	$195
Net loans (excludes leases)	228,788	233,688			233,688
Other assets	3,601	3,600		3,559	41
Total assets	$326,024	$331,082	$7,937	$89,221	$233,924
Liabilities
Time deposits	$19,692	$19,662		$19,662
Borrowed funds	36,488	37,192		35,571	$1,621
Unfunded lending related commitments	584	584			584
Other liabilities	413	413		413
Total liabilities	$57,177	$57,851		$55,646	$2,205

The aggregate fair values in Table 91 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 85),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•mortgage servicing rights (MSRs),
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trademarks and brand names,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  157

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

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:

Table 92: Total Gross Derivatives (a)

	December 31, 2021			December 31, 2020
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$23,345			$24,153
Cash flow hedges	48,961	$15	$14	22,875	$14
Foreign exchange contracts:
Net investment hedges	1,113		24	1,075		$22
Total derivatives designated for hedging	$73,419	$15	$38	$48,103	$14	$22
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$35,623			$50,511
Futures (f)	4,592			2,841
Mortgage-backed commitments	9,917	$55	$31	11,288	$147	$77
Other	12,225	46	12	1,831	11	2
Total interest rate contracts	62,357	101	43	66,471	158	79
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	297,711	3,335	1,520	280,125	5,475	1,601
Futures (f)	907			1,235
Mortgage-backed commitments	4,147	5	6	4,178	11	14
Other	25,718	125	72	20,125	193	88
Total interest rate contracts	328,483	3,465	1,598	305,663	5,679	1,703
Commodity contracts:
Swaps	8,840	1,150	1,161	6,149	350	323
Other	3,128	213	212	2,770	61	61
Total commodity contracts	11,968	1,363	1,373	8,919	411	384
Foreign exchange contracts and other	27,563	199	179	26,620	267	243
Total derivatives for customer-related activities	368,014	5,027	3,150	341,202	6,357	2,330
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,512	9	339	10,931	4	325
Total derivatives not designated for hedging	$441,883	$5,137	$3,532	$418,604	$6,519	$2,734
Total gross derivatives	$515,302	$5,152	$3,570	$466,707	$6,533	$2,756
Less: Impact of legally enforceable master netting agreements		928	928		720	720
Less: Cash collateral received/paid		604	1,657		1,434	1,452
Total derivatives		$3,620	$985		$4,379	$584
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

158    The PNC Financial Services Group, Inc. – 2021 Form 10-K

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting and Counterparty Credit Risk section of this Note 16. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies.

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

In the 12 months that follow December 31, 2021, we expect to reclassify net derivative gains of $187 million pretax, or $144 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2021. As of December 31, 2021, the maximum length of time over which forecasted transactions are hedged is ten years.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  159

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 93: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2021
Total amounts on the Consolidated Income Statement	$9,007	$1,834	$361	$1,840
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(5)	$937
Derivatives		$9	$(993)
Amounts related to interest settlements on derivatives		$(4)	$521
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$376	$57		$61
Year ended December 31, 2020
Total amounts on the Consolidated Income Statement	$8,927	$2,041	$718	$1,364
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$208	$(1,059)
Derivatives		$(202)	$959
Amounts related to interest settlements on derivatives		$(9)	$480
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$375	$40		$6
Year ended December 31, 2019
Total amounts on the Consolidated Income Statement	$10,525	$2,426	$1,811	$1,473
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$187	$(808)
Derivatives		$(178)	$659
Amounts related to interest settlements on derivatives		$13	$79
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$9	$9		$19
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 94: Hedged Items - Fair Value Hedges

	December 31, 2021		December 31, 2020
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,655	$23	$2,785	$30
Borrowed funds	$24,259	$663	$25,797	$1,611
(a)Includes $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both December 31, 2021 and 2020.
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

160    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The following table presents the notional amount of risk participation agreements sold and maximum potential exposures at December 31, 2021 and 2020.
Table 95: Risk Participation Agreements

	Year ended December 31
In billions	2021	2020
Risk participation agreements:
Sold - notional amount	$8.0	$7.0
Maximum potential amount of exposure (a)	$0.3	$0.5
(a)Based on the fair value of the underlying swaps assuming all underlying third party customers referenced in the swap contracts defaulted.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  161

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 96: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2021	2020	2019
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(78)	$792	$405
Derivatives used for customer-related activities:
Interest rate contracts	149	210	125
Foreign exchange contracts and other	135	156	114
Gains (losses) from customer-related activities (b)	284	366	239
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(30)	(338)	(137)
Total gains (losses) from derivatives not designated as hedging instruments	$176	$820	$507
(a)Included in Residential mortgage, Corporate services and Other noninterest income on our Consolidated Income Statement.
(b)Included in Other noninterest income on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk
We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. Collateral is typically exchanged daily on unsettled positions based on the net fair value of the positions with the counterparty as of the preceding day. Collateral representing initial margin, which is based on potential future exposure, may also be required to be exchanged. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Any cash collateral exchanged with counterparties under these master netting agreements is also netted, when appropriate, against the applicable derivative fair values on the Consolidated Balance Sheet. However, the fair value of any securities held or pledged is not included in the net presentation on the balance sheet. In order for derivative instruments under a master netting agreement to be eligible for closeout netting under GAAP, we must conduct sufficient legal review to conclude with a well-founded basis that the offsetting rights included in the master netting agreement would be legally enforceable upon an event of default, including upon an event of bankruptcy, insolvency, or a similar proceeding of the counterparty. Enforceability is evidenced by a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in such circumstances.

Table 97 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of December 31, 2021 and 2020. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 97 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.
162    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 97: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$20			$20			$20
Over-the-counter	3,561	$533	$593	2,435		$300	2,135
Commodity contracts	1,363	299	1	1,063			1,063
Foreign exchange and other contracts	208	96	10	102			102
Total derivative assets	$5,152	$928	$604	$3,620	(a)	$300	$3,320
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	1,643	$569	$776	298			298
Commodity contracts	1,373	291	784	298			298
Foreign exchange and other contracts	542	68	97	377			377
Total derivative liabilities	$3,570	$928	$1,657	$985	(b)		$985
December 31, 2020
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$48			$48			$48
Over-the-counter	5,803	$430	$1,426	3,947		$531	3,416
Commodity contracts	411	209	4	198			198
Foreign exchange and other contracts	271	81	4	186		1	185
Total derivative assets	$6,533	$720	$1,434	$4,379	(a)	$532	$3,847
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$42			$42			$42
Over-the-counter	1,740	$462	$1,179	99			99
Commodity contracts	384	182	103	99			99
Foreign exchange and other contracts	590	76	170	344			344
Total derivative liabilities	$2,756	$720	$1,452	$584	(b)		$584
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

At December 31, 2021, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.4 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative
The PNC Financial Services Group, Inc. – 2021 Form 10-K  163

instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2021 and 2020.
Table 98: Credit-Risk Contingent Features

	Year ended December 31
In billions	2021	2020
Net derivative liabilities with credit-risk contingent features	$2.4	$1.6
Collateral posted	1.8	1.4
Maximum additional amount of collateral exposure	$0.6	$0.2

NOTE 17 EMPLOYEE BENEFIT PLANS
Pension and Postretirement Plans
We have a noncontributory, qualified defined benefit pension plan covering eligible employees. Benefits are determined using a cash balance formula where earnings credits are a percentage of eligible compensation. Earnings credit percentages for those employees who were plan participants on December 31, 2009 are frozen at the level earned to that point. Earnings credits for all employees who became participants on or after January 1, 2010 are a flat 3% of eligible compensation. All participants as of December 31, 2009 earn a minimum rate on their cash balances; new participants on or after January 1, 2010 earn interest credits on their cash balances based on 30-year Treasury securities. New participants on or after January 1, 2010 are not subject to the minimum rate. The plan provides for a minimum annual earnings credit amount of $2,000, subject to eligibility criteria. Pension contributions to the plan are typically based on an actuarially determined amount necessary to fund total benefits payable to plan participants. Assets of the qualified pension plan are held in a separate Trust.

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

BBVA maintained a frozen and funded noncontributory qualified defined benefit pension plan, which was merged into the PNC qualified pension plan on October 31, 2021. The pension trusts were consolidated on December 1, 2021. In addition, we obtained various frozen, unfunded nonqualified supplemental retirement plans and postretirement benefit plans as part of the BBVA acquisition.
A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension and postretirement benefit plans follows:
164    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 99: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2021	2020	2021	2020	2021	2020
Accumulated benefit obligation at December 31	$5,370	$5,117	$272	$258
Projected benefit obligation at January 1	$5,174	$4,887	$263	$265	$337	$333
Service cost	133	122	4	3	4	4
Interest cost	139	160	6	8	8	11
Amendments	(4)
Actuarial (gains)/losses and changes in assumptions (a)	(88)	306	(4)	17	(11)	11
Participant contributions					3	3
Federal Medicare subsidy on benefits paid					1
Benefits paid	(320)	(301)	(21)	(30)	(25)	(25)
Projected benefit obligation from BBVA acquisition	389		32		9
Projected benefit obligation at December 31	$5,423	$5,174	$280	$263	$326	$337
Fair value of plan assets at January 1	$6,073	$5,654			$262	$247
Actual return on plan assets	670	720			2	14
Employer contribution			$21	$30	20	23
Participant contributions					3	3
Federal Medicare subsidy on benefits paid					1
Benefits paid	(320)	(301)	(21)	(30)	(25)	(25)
Fair value of plan assets from BBVA acquisition	365
Fair value of plan assets at December 31	$6,788	$6,073			$263	$262
Funded status	$1,365	$899	$(280)	$(263)	$(63)	$(75)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$1,365	$899
Current liability			$(25)	$(25)	$(2)	$(2)
Noncurrent liability			(255)	(238)	(61)	(73)
Net amount recognized on the consolidated balance sheet	$1,365	$899	$(280)	$(263)	$(63)	$(75)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$17	$25			$1	$2
Net actuarial loss (gain)	(186)	299	$80	$90	(2)	4
Amount of loss (gain) recognized in AOCI	$(169)	$324	$80	$90	$(1)	$6
(a)The actuarial (gains)/losses and changes in assumptions in 2021 and 2020 were primarily related to a change in the discount rate used to measure the projected benefit obligation.
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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  165

The asset strategy allocations for the Plan at the end of 2021 and 2020, and the target allocation range at the end of 2021, by asset category, are as follows.
Table 100: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2021	2020
Asset Category
Domestic Equity	15 – 40%	20%	23%
International Equity	10 – 25%	17%	18%
Private Equity	0 – 15%	12%	10%
Total Equity	30 – 70%	49%	51%
Domestic Fixed Income	10 – 40%	28%	25%
High Yield Fixed Income	0 – 25%	7%	8%
Total Fixed Income	10 – 65%	35%	33%
Real estate	0 – 10%	5%	5%
Other	0 – 20%	11%	11%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2021 for equity securities, fixed income securities, real estate and all other assets are 57%, 25%, 5% and 13%, respectively.
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

166    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Fair Value Measurements
As further described in Note 15 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2021 and 2020 follows:
Table 101: Pension Plan Valuation Methodologies

Asset	Valuation Methodology
Money market funds	• Valued at the NAV of the shares held by the pension plan at year end.
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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2021 and 2020.
Table 102: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest bearing cash		$11		$11
Money market funds	$725			725	$572			$572
U.S. government and agency securities	583	124		707	446	$126		572
Corporate debt		962	$4	966		730	$3	733
Common stock	739		1	740	738		1	739
Mutual funds		278		278		290		290
Other		148		148	1	214		215
Investments measured at NAV (a)				3,213				2,952
Total	$2,047	$1,523	$5	$6,788	$1,757	$1,360	$4	$6,073
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  167

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 103: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2022 employer contributions		$25	$23
Estimated future benefit payments
2022	$328	$25	$23
2023	$339	$25	$23
2024	$346	$24	$24
2025	$351	$24	$23
2026	$339	$22	$23
2027-2031	$1,616	$100	$104

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2022 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost/(income) and other amounts recognized in OCI were as follows:

Table 104: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net periodic cost consists of:
Service cost	$133	$122	$115	$4	$3	$3	$4	$4	$4
Interest cost	139	160	186	6	8	10	8	11	13
Expected return on plan assets	(273)	(302)	(288)				(6)	(6)	(5)
Amortization of prior service cost/(credit)	4	4	4
Amortization of actuarial (gain)/loss			4	6	5	4
Net periodic cost (benefit)	$3	$(16)	$21	$16	$16	$17	$6	$9	$12
Other changes in plan assets and benefit obligations recognized in OCI:
Current year prior service cost/(credit)	(4)		21
Amortization of prior service (cost)/credit	(4)	(4)	(4)
Current year actuarial loss/(gain)	(485)	(112)	(193)	(4)	17	25	(7)	3	9
Amortization of actuarial gain/(loss)			(4)	(6)	(5)	(4)
Total recognized in OCI	$(493)	$(116)	$(180)	$(10)	$12	$21	$(7)	$3	$9
Total amounts recognized in net periodic cost and OCI	$(490)	$(132)	$(159)	$6	$28	$38	$(1)	$12	$21
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

168    The PNC Financial Services Group, Inc. – 2021 Form 10-K

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 105 were as follows:
Table 105: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2021	2020	2019
Discount rate (a)
Qualified pension (b)	2.60%	3.30%	4.30%
Nonqualified pension	2.15%	3.05%	4.15%
Postretirement benefits	2.40%	3.20%	4.20%
Rate of compensation increase (average) (c)	4.25%	4.25%	3.50%
Interest crediting rate (average)
Qualified Pension	3.70%	3.85%	3.95%
Nonqualified pension	4.00%	4.15%	4.20%
Postretirement benefits	1.30%	2.05%	3.05%
Assumed health care cost trend rate (d)
Initial trend	6.00%	6.25%	6.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate trend reached	2025	2025	2025
Expected long-term return on plan assets (c) (e)	4.40%	5.50%	5.75%
(a)The 2021 discount rate for each plan is a blended rate that is inclusive of the BBVA plans acquired during the year.
(b)The 2019 qualified pension discount rate was 4.15% at the time of remeasurement on January 31, 2019 as a result of a plan amendment.
(c)Rate disclosed is for the qualified pension plan.
(d)Rate is applicable only to the postretirement benefit plans.
(e)The 2021 rate is a blended rate that is inclusive of the BBVA plan assets acquired during the year.

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 106: Other Pension Assumptions

Year ended December 31	2021	2020
Discount rate
Qualified pension	2.90%	2.55%
Nonqualified pension	2.65%	2.10%
Postretirement benefits	2.80%	2.40%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	3.70%	3.70%
Nonqualified pension	4.00%	4.00%
Postretirement benefits	1.65%	1.30%
Assumed health care cost trend rate (b)
Initial trend	6.00%	6.00%
Ultimate trend	4.50%	5.00%
Year ultimate trend reached	2025	2025

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

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, as well as the BBVA plan assets acquired during the year, the expected long-term return on merged plan assets for determining net periodic pension cost for 2021 was 4.40%. We are increasing our expected long-term return on assets to 4.50% for determining pension cost for 2022. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  169

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2021 and to be recognized in 2022 for each of the qualified pension, nonqualified pension and postretirement benefit plans.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $168 million in 2021, $147 million in 2020 and $139 million in 2019, representing cash contributed to the ISP by PNC.
The ISP is a 401(k) Plan and includes an employee stock ownership feature. Employee contributions are invested in a number of investment options, including pre-mixed portfolios and individual core funds, available under the ISP at the direction of the employee.
BBVA maintained a defined contribution plan, the BBVA USA SmartInvestor 401(k) plan. This plan was terminated on October 9, 2021, and the assets were transferred into the PNC ISP.
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

Performance Share Unit Awards and Restricted Share Unit Awards

The fair value of nonvested performance share unit awards and restricted share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant with a reduction for estimated forfeitures. The value of certain performance share unit awards is subsequently remeasured based on the achievement of one or more performance goals. Additionally, certain performance share unit awards could require subsequent adjustment due to certain discretionary risk review triggers.
The weighted-average grant date fair value of performance share unit awards and restricted share unit awards granted in 2021, 2020 and 2019 was $161.04, $150.23 and $117.53 per share, respectively. The total intrinsic value of performance share unit awards and restricted share unit awards vested during 2021, 2020 and 2019 was approximately $207 million, $213 million and $218 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested performance share unit and restricted share unit awards follows:
Table 107: Nonvested Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Performance Share Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2020	664	$130.08	3,457	$137.73
Granted (a)	169	$158.76	1,267	$161.34
Vested/Released (a)	(234)	$141.82	(1,030)	$147.92
Forfeitures			(112)	$144.87
December 31, 2021	599	$133.59	3,582	$142.94
(a)Includes adjustments for achieving specific performance goals for Performance Share Unit Awards granted in prior periods.
In Table 107, the units and related weighted-average grant date fair value of the performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.
170    The PNC Financial Services Group, Inc. – 2021 Form 10-K

NOTE 19 INCOME TAXES
The components of income tax expense from continuing operations are as follows:

Table 108: Components of Income Tax Expense

Year ended December 31 In millions	2021	2020	2019
Current
Federal	$894	$669	$570
State	191	158	152
Total current	$1,085	$827	$722
Deferred
Federal	123	(373)	187
State	55	(28)	(8)
Total deferred	$178	$(401)	$179
Total	$1,263	$426	$901

Significant components of deferred tax assets and liabilities are as follows:

Table 109: Deferred Tax Assets and Liabilities

December 31 – in millions	2021	2020
Deferred tax assets
Allowance for loan and lease losses	$1,170	$1,288
Allowance for unfunded lending related commitments	161	141
Compensation and benefits	290	227
Partnership investments	73	121
Loss and credit carryforward	140	162
Accrued expenses	151	107
Lease obligations	563	528
Other	238	163
Total gross deferred tax assets	2,786	2,737
Valuation allowance	(33)	(26)
Total deferred tax assets	2,753	2,711
Deferred tax liabilities
Leasing	1,023	1,179
Right of Use Assets	488	476
Goodwill and intangibles	278	193
Fixed assets	704	592
Net unrealized gains on securities and financial instruments	120	929
Other	343	143
Total deferred tax liabilities	2,956	3,512
Net deferred tax liability	$203	$801

The PNC Financial Services Group, Inc. – 2021 Form 10-K  171

A reconciliation between the statutory and effective tax rates from continuing operations follows:
Table 110: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	2.6	2.0	2.3
Tax-exempt interest	(0.9)	(1.7)	(1.5)
Life insurance	(0.8)	(1.6)	(1.0)
Tax credits	(4.4)	(6.0)	(4.2)
Unrecognized tax benefits	0.3	(1.6)	(0.1)
Subsidiary liquidation		(1.2)
Other	0.3	1.5	(0.1)
Effective tax rate	18.1%	12.4%	16.4%

The net operating loss carryforwards at December 31, 2021 and 2020 follow:
Table 111: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2021	December 31, 2020	Expiration
Net Operating Loss Carryforwards:
Federal	$166	$282	2030-2032
State	$872	$848	2022-2039

The majority of the tax credit carryforwards expire in 2022-2040 and were $51 million at December 31, 2021 and $58 million at December 31, 2020. Some federal and state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes. However, we have recorded an insignificant valuation allowance against our carryforwards for state tax purposes as of December 31, 2021.

Retained earnings included $0.1 billion at both December 31, 2021 and 2020 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 112: Change in Unrecognized Tax Benefits

In millions	2021	2020	2019
Balance of gross unrecognized tax benefits at January 1	$265	$130	$207
Increases:
Positions taken during a current period		265
Acquired unrecognized tax benefits	8
Positions taken during a prior period	7
Decreases:
Positions taken during a prior period	(2)		(77)
Settlements with taxing authorities	(3)	(130)
Balance of gross unrecognized tax benefits at December 31	$275	$265	$130
Favorable impact if recognized	$217	$209	$76

We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

172    The PNC Financial Services Group, Inc. – 2021 Form 10-K

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 113 summarizes the status of significant IRS examinations.

Table 113: IRS Tax Examination Status

	Years under examination		Status at December 31, 2021
	PNC Financial Services Group, Inc.	BBVA USA Bancshares, Inc.
Federal	2019	2018	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2013. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2021.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2021 and 2020, the amount of gross interest and penalties was insignificant. At December 31, 2021 and 2020, the related amounts of accrued interest and penalties were also insignificant.

NOTE 20 REGULATORY MATTERS
We are subject to the regulations of certain federal, state and foreign agencies and undergo examinations by such regulatory authorities.
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
On March 27, 2020, the regulatory agencies issued an interim final rule delaying the estimated impact on regulatory capital stemming from implementing the CECL standard. The estimated CECL impact was added to CET1 through December 31, 2021, and will be phased-out over the following three years. PNC and PNC Bank elected the five-year transition period as of March 31, 2020.
At December 31, 2021 and 2020, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Basel III regulatory capital ratios at December 31, 2021 and 2020, for PNC and PNC Bank:
Table 114: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2021	2020	2021	2020	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$40,066	$39,735	10.3%	12.2%	N/A
PNC Bank	$42,024	$35,232	11.1%	11.0%	6.5%
Tier 1
PNC	$45,075	$43,252	11.6%	13.2%	6.0%
PNC Bank	$42,024	$35,232	11.1%	11.0%	8.0%
Total
PNC	$52,451	$51,001	13.5%	15.6%	10.0%
PNC Bank	$49,083	$42,440	12.9%	13.2%	10.0%
Leverage
PNC	$45,075	$43,252	8.2%	9.5%	N/A
PNC Bank	$42,024	$35,232	7.8%	7.9%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2021 and 2020.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  173

The principal source of parent company cash flow is the dividends it receives from PNC Bank, which may be impacted by the following:
•Capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $2.4 billion at December 31, 2021.

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

The Federal Reserve is authorized to establish reserve requirements for certain types of deposits and other liabilities of depository institutions. Effective March 26, 2020, the reserve requirement ratios were reduced to zero. At December 31, 2021, the balance outstanding at the Federal Reserve Bank was $73.8 billion. This amount is included in Interest-earning deposits with banks on our Consolidated Balance Sheet.

NOTE 21 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 21). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2021, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
174    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  175

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

This amended settlement agreement is subject to court approval. Following preliminary approval in January 2019, and after class notice, the submission of opt-outs, and the filing of objections, the district court granted final approval of the settlement in December 2019. Several objectors have appealed the district court’s order granting final approval to the U.S. Court of Appeals for the Second Circuit. Oral argument of this appeal is presently scheduled for March 16, 2022. Some merchants that opted out from the settlement have brought lawsuits against Visa and Mastercard and one or more of the issuing banks. Resolution by Visa of claims by merchants that opted out of the settlement, including those that file lawsuits, have been or will be paid from the Visa litigation escrow account.

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

USAA Patent Infringement Litigation

In September 2020, a lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319)) was filed in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement ("the first Texas case"). The plaintiff amended its complaint in December 2020. As amended, the complaint alleges that PNC’s mobile remote deposit capture systems infringe on four patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In December 2020, we filed a motion to dismiss the amended complaint, and in January 2021, we filed a motion to transfer the lawsuit to the United States District Court for the Western District of Pennsylvania. In February 2021, we answered the amended complaint and asserted counterclaims alleging that the plaintiff infringed four patents owned by PNC Bank, as well as for a declaratory judgment that PNC Bank does not infringe certain patents asserted by the plaintiff. In March 2021, the plaintiff filed a motion to dismiss two of the patent infringement counterclaims, as well as to sever the patent infringement counterclaims for trial. In June 2021, the plaintiff filed an answer to PNC’s counterclaims and asserted a counterclaim in reply seeking a declaratory judgment that two of the asserted PNC patents are unenforceable due to inequitable conduct and unclean hands in prosecution of the patents. In September 2021, the court denied our motion to dismiss and our motion to transfer the case. In November 2021, the court denied the plaintiff’s motion to dismiss two of the patent infringement counterclaims. Also in November 2021, the court issued a memorandum opinion and order construing certain claim terms of the patents in suit.

In December 2020, we filed a lawsuit (PNC Bank, N.A. v. United Services Automobile Association (Case No. 2:20-cv-1886)) in the United States District Court for the Western District of Pennsylvania against USAA seeking declaratory judgment of non-infringement as to two of the patents at issue in the first Texas case and awarding PNC its fees and costs. In January 2021, USAA filed a motion to dismiss or transfer PNC Bank’s declaratory judgment complaint. In June 2021, the court stayed this case pending a decision on the motion to transfer filed by PNC Bank in the first Texas case. The United States District Court for the Eastern District of Texas denied PNC Bank’s motion to transfer in the first Texas case in September 2021. This case presently remains stayed.

176    The PNC Financial Services Group, Inc. – 2021 Form 10-K

In March 2021, USAA filed a second lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The complaint alleges that PNC’s mobile remote deposit capture systems infringe two patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In April 2021, we moved to consolidate this action with the first Texas case and we filed motions to dismiss and transfer this action. In July 2021, this action was consolidated with the first Texas case (together, "the consolidated cases"). In September 2021, the court denied our motion to dismiss and our motion to transfer for the same reasons set forth in its September 2021 orders in the first Texas case. In November 2021, the court issued a memorandum opinion and order construing certain claim terms of the patents in suit. Trial in the consolidated cases is presently scheduled to commence on April 18, 2022.

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement ("the third Texas case"). The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three additional patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In July 2021, we filed motions to dismiss and transfer this action; the court denied these motions in January 2022. Trial in this case is presently scheduled to commence on August 22, 2022.

In August 2021, USAA filed a lawsuit (United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311)) in the United States District Court for the Eastern District of Texas against BBVA USA for patent infringement ("the BBVA USA Texas case"). The complaint alleges that BBVA USA’s remote deposit capture systems infringe the same six USAA patents at issue in the consolidated cases. The plaintiff seeks, among other things, a judgment that BBVA USA is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In October 2021, BBVA USA was merged into PNC Bank. Also in October 2021, we answered the complaint and asserted counterclaims for a declaratory judgment that the asserted patents are invalid and not infringed. Trial in this case is presently scheduled to commence on October 31, 2022.

In January 2022, the Patent Trial and Appeal Board granted institution of inter partes review ("IPR") with respect to petitions filed by PNC for three of the six patents at issue in the consolidated cases and in the BBVA USA Texas case. The Patent Trial and Appeal Board denied institution of an IPR with respect to PNC’s petitions for one of the six patents at issue in the consolidated cases and in the BBVA USA Texas case. PNC’s petitions for IPR with respect to the other two patents in the consolidated cases and the BBVA USA Texas case and with respect to the three patents in the third Texas case remain pending. The IPR proceedings at the Patent Trial and Appeal Board, presently scheduled to commence on October 25 and 26, 2022, will review the patentability of the claims in the patents for which IPR is granted.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  177

NOTE 22 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 115: Parent Company - Income Statement

Year ended December 31 – in millions	2021	2020	2019
Operating Revenue
Dividends from continuing operations:
Bank subsidiaries and bank holding company	$3,980	$13,701	$3,570
Non-bank subsidiaries (a)	424	345	290
Interest income	15	38	169
Noninterest income	41	37	48
Total operating revenue	4,460	14,121	4,077
Operating Expense
Interest expense	129	179	325
Other expense	245	91	146
Total operating expense	374	270	471
Income before income taxes and equity in undistributed net income of subsidiaries	4,086	13,851	3,606
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	1,085	(12,009)	671
Non-bank subsidiaries	543	(86)	164
Income from continuing operations before taxes	5,714	1,756	4,441
Income tax expense (benefit) from continuing operations (a)	41	(1,206)	(101)
Net income from continuing operations	5,673	2,962	4,542
Dividends from discontinued operations:
Bank subsidiaries and bank holding company		126	460
Equity in undistributed net income of subsidiaries from discontinued operations:
Bank subsidiaries and bank holding company		5,651	528
Income from discontinued operations before taxes		5,777	988
Income taxes from discontinued operations		1,222	161
Net income from discontinued operations		4,555	827
Net income	$5,673	$7,517	$5,369
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	11	1	(2)
Other comprehensive income (loss)	11	1	(2)
Comprehensive income	$5,684	$7,518	$5,367
(a)Prior period amounts reflect the immaterial impact of adopting ASU 2019-12 - Income Tax Simplification. See the Recently Adopted Accounting Standards portion of Note 1 Accounting Policies in this Report for additional details on this adoption.
178    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Table 116: Parent Company - Balance Sheet

December 31 – in millions	2021	2020
Assets
Cash held at banking subsidiary	$5,367	$14,882
Restricted deposits with banking subsidiary	175	175
Investments in:
Bank subsidiaries and bank holding company	56,596	45,992
Non-bank subsidiaries	2,693	1,984
Loans with affiliates	1,179	1,021
Other assets	1,999	1,934
Total assets	$68,009	$65,988
Liabilities
Subordinated debt (a)	$982	$1,010
Senior debt (a)	10,362	9,567
Other borrowed funds from affiliates	343	780
Accrued expenses and other liabilities	627	621
Total liabilities	12,314	11,978
Equity
Shareholders’ equity	55,695	54,010
Total liabilities and equity	$68,009	$65,988
(a)See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  179

Table 117: Parent Company - Interest Paid and Income Tax Refunds

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds
2021	$307	$386
2020	$335	$29
2019	$300	$26

Table 118: Parent Company - Statement of Cash Flows

Year ended December 31 – in millions	2021	2020	2019
Operating Activities
Net income	$5,673	$7,517	$5,369
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(1,628)		(1,363)
Return on investment in subsidiaries		6,444
Other	(248)	237	218
Net cash provided (used) by operating activities	$3,797	$14,198	$4,224
Investing Activities
Proceeds from available for sale securities	$300
Net change in loans and securities from affiliates	(1,188)	$(2,808)	$664
Net change in nonrestricted interest-earning deposits		7,024	(2,369)
Net cash paid for acquisition	(11,358)
Other	(5)		(8)
Net cash provided (used) by investing activities	$(12,251)	$4,216	$(1,713)
Financing Activities
Net change in other borrowed funds from affiliates	$(435)	$473	$228
Proceeds from long-term borrowings	1,692	1,986	4,180
Repayments of long-term borrowings	(500)	(1,750)	(1,300)
Preferred stock issuances	1,484
Preferred stock redemptions		(480)
Common and treasury stock issuances	66	65	90
Acquisition of treasury stock	(1,079)	(1,624)	(3,578)
Preferred stock cash dividends paid	(233)	(229)	(236)
Common stock cash dividends paid	(2,056)	(1,979)	(1,895)
Net cash provided (used) by financing activities	$(1,061)	$(3,538)	$(2,511)
Net increase (decrease) in cash and due from banks	$(9,515)	$14,876
Net cash provided by operating activities of discontinued operations		11,542	$299
Net cash activity from continuing operations	(9,515)	3,334	(299)
Cash and restricted deposits held at banking subsidiary at beginning of year	15,057	181	181
Cash and restricted deposits held at banking subsidiary at end of year	$5,542	$15,057	$181

180    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information on the sale and details on our results and cash flow for 2020 and 2019.
Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 119. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). The “Other” category also includes our BlackRock held for sale asset in 2019. Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  181

Table 119: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2021
Income Statement
Net interest income	$6,206	$4,526	$476	$(561)	$10,647
Noninterest income	2,796	3,783	987	998	8,564
Total revenue	9,002	8,309	1,463	437	19,211
Provision for (recapture of) credit losses	(101)	(646)	(7)	(25)	(779)
Depreciation and amortization	293	208	23	542	1,066
Other noninterest expense	6,623	3,271	918	1,124	11,936
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	2,187	5,476	529	(1,204)	6,988
Income taxes (benefit) from continuing operations	508	1,138	123	(506)	1,263
Net income (loss) from continuing operations	1,679	4,338	406	(698)	5,725
Less: Net income attributable to noncontrolling interests	31	14		6	51
Net income (loss) from continuing operations excluding noncontrolling interests	$1,648	$4,324	$406	$(704)	$5,674
Average Assets	$106,331	$188,470	$11,677	$216,688	$523,166
2020
Income Statement
Net interest income	$5,609	$3,999	$357	$(19)	$9,946
Noninterest income	2,519	3,062	854	520	6,955
Total revenue	8,128	7,061	1,211	501	16,901
Provision for (recapture of) credit losses	968	2,088	21	98	3,175
Depreciation and amortization	251	197	45	490	983
Other noninterest expense	5,768	2,659	813	74	9,314
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,141	2,117	332	(161)	3,429
Income taxes (benefit) from continuing operations	266	433	77	(350)	426
Net income from continuing operations	875	1,684	255	189	3,003
Less: Net income attributable to noncontrolling interests	31	10			41
Net income from continuing operations excluding noncontrolling interests	$844	$1,674	$255	$189	$2,962
Average Assets	$97,643	$183,189	$8,186	$160,277	$449,295
2019
Income Statement
Net interest income	$5,520	$3,637	$288	$520	$9,965
Noninterest income	2,648	2,537	991	698	6,874
Total revenue	8,168	6,174	1,279	1,218	16,839
Provision for (recapture of) credit losses	517	284	(1)	(27)	773
Depreciation and amortization	230	198	62	545	1,035
Other noninterest expense	5,781	2,615	877	266	9,539
Income from continuing operations before income taxes (benefit) and noncontrolling interests	1,640	3,077	341	434	5,492
Income taxes (benefit) from continuing operations	377	629	79	(184)	901
Net income from continuing operations	1,263	2,448	262	618	4,591
Less: Net income attributable to noncontrolling interests	50			(1)	49
Net income from continuing operations excluding noncontrolling interests	$1,213	$2,448	$262	$619	$4,542
Average Assets	$92,959	$164,243	$7,360	$135,773	$400,335
(a)There were no material intersegment revenues for 2021, 2020 and 2019.

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
182    The PNC Financial Services Group, Inc. – 2021 Form 10-K

loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management and capital markets-related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central-and South America. Capital markets-related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two distinct operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families including investment and retirement planning, customized investment management, credit and cash management solutions, and trust management and administration. In addition, multi-generational family planning services are also provided to ultra high net worth individuals and their families which include estate, financial, tax, fiduciary and customized performance reporting through PNC Private Bank Hawthorn.
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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  183

Tables 120, 121 and 122 present noninterest income within the scope of Topic 606 disaggregated by segment. A description of the fee-based revenue and how it is recognized for each segment’s principal services and products follows each table.
Retail Banking
Table 120: Retail Banking Noninterest Income Disaggregation

	Year ended December 31
In millions	2021	2020	2019
Product
Debit card fees	$665	$522	$535
Deposit account fees	490	463	642
Brokerage fees	464	367	356
Net credit card fees (a)	221	179	186
Merchant services	174	154	216
Other	271	225	255
Total in-scope noninterest income by product	$2,285	$1,910	$2,190
Reconciliation to total Retail Banking noninterest income
Total in-scope noninterest income	$2,285	$1,910	$2,190
Total out-of-scope noninterest income (b)	511	609	458
Total Retail Banking noninterest income	$2,796	$2,519	$2,648
(a)Net credit card fees consists of interchange fees of $582 million, $469 million and $498 million and credit card reward costs of $361 million, $290 million and $312 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented in Table 120 net of credit card reward costs, which are earned by customers when they make purchases.
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

184    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Corporate & Institutional Banking

Table 121: Corporate & Institutional Banking Noninterest Income Disaggregation

	Year ended December 31
In millions	2021	2020	2019
Product
Treasury management fees	$1,159	$897	$840
Capital markets fees	1,110	759	547
Commercial mortgage banking activities	141	111	102
Other	90	83	77
Total in-scope noninterest income by product	$2,500	$1,850	$1,566
Reconciliation to total Corporate & Institutional Banking noninterest income
Total in-scope noninterest income	$2,500	$1,850	$1,566
Total out-of-scope noninterest income (a)	1,283	1,212	971
Total Corporate & Institutional Banking noninterest income	$3,783	$3,062	$2,537
(a)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
Treasury Management Fees
Corporate & Institutional Banking provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers (formerly BBVA Transfer Services, Inc.) provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central-and South America. Treasury management fees are primarily recognized over time as we perform these services.
Capital Markets Fees
Capital markets fees include securities underwriting fees, merger and acquisition advisory fees and other advisory-related fees. We recognize these fees when the related transaction closes.
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
Other
Other noninterest income within Corporate & Institutional Banking is primarily comprised of fees from collateral management and asset management services. We earn these fees over time as we perform these services.
Asset Management Group

Table 122: Asset Management Group Noninterest Income Disaggregation

	Year ended December 31
In millions	2021	2020	2019
Customer Type
PNC Private Bank	$752	$634	$620
Institutional Asset Management	221	202	242
Total in-scope noninterest income by customer type (a)	$973	$836	$862
Reconciliation to Asset Management Group noninterest income
Total in-scope noninterest income	$973	$836	$862
Total out-of-scope noninterest income (b)	14	18	129
Total Asset Management Group noninterest income	$987	$854	$991
(a)Amounts include $964 million of Asset Management Fees and $9 million of Brokerage Fees for the year ended December 31, 2021. Amounts for years ended December 31, 2020 and 2019 consist only of Asset Management Fees. As described in the "Asset Management Services and Brokerage Fees" narrative following this table 122, Brokerage Fees were assumed by the Asset Management Group as a result of the BBVA acquisition.
(b)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  185

Asset Management Services and Brokerage Fees
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement plan fiduciary investment services. As a result of the acquisition of BBVA, the Asset Management Group assumed brokerage account client assets, resulting in brokerage fee revenue, included in the table above for the year ended December 31, 2021. We recognize fee revenue over the term of the customer contract based on the value of assets under management at a point in time.

NOTE 25 SUBSEQUENT EVENTS

On January 6, 2022, PNC announced the redemption on January 18, 2022 of all of the outstanding senior bank notes due February 17, 2022 issued by PNC Bank, National Association in the amount of $1.25 billion. The securities had a distribution rate of 2.625% and an original scheduled maturity date of February 17, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

On January 6, 2022, PNC announced the redemption on February 7, 2022 of all of the outstanding senior notes due March 8, 2022 issued by PNC (as successor-in-interest to PNC Funding Corp) in the amount of $1.0 billion. The securities had a distribution rate of 3.30% and an original scheduled maturity date of March 8, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

On February 11, 2022, PNC announced the redemption on February 24, 2022 of all of the outstanding senior floating rate bank notes due February 24, 2023 issued by PNC Bank, National Association in the amount of $1.0 billion. The securities had an original scheduled maturity date of February 24, 2023. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

On February 11, 2022, PNC announced the redemption on February 24, 2022 of all of the outstanding senior bank notes due February 24, 2023 issued by PNC Bank, National Association in the amount of $500 million. The securities had a distribution rate of 1.743% and an original scheduled maturity date of February 24, 2023. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

186    The PNC Financial Services Group, Inc. – 2021 Form 10-K

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c) (d)

	2021			2020			2019
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$57,325	$881	1.54%	$50,594	$1,109	2.19%	$31,526	$867	2.75%
Non-agency	1,100	84	7.64%	1,480	109	7.36%	1,746	141	8.08%
Commercial mortgage-backed	6,093	149	2.45%	6,865	183	2.67%	5,676	162	2.85%
Asset-backed	5,745	99	1.72%	5,090	129	2.53%	5,199	172	3.31%
U.S. Treasury and government agencies	34,394	448	1.30%	17,234	324	1.88%	17,642	435	2.47%
Other	4,852	144	2.97%	4,564	160	3.51%	3,200	107	3.34%
Total securities available for sale	109,509	1,805	1.65%	85,827	2,014	2.35%	64,989	1,884	2.90%
Securities held to maturity
Residential mortgage-backed							15,421	438	2.84%
Commercial mortgage-backed							553	21	3.80%
Asset-backed				18			120	5	4.17%
U.S. Treasury and government agencies	805	23	2.86%	786	22	2.80%	767	22	2.87%
Other	660	27	4.09%	648	28	4.32%	1,816	80	4.41%
Total securities held to maturity	1,465	50	3.41%	1,452	50	3.44%	18,677	566	3.03%
Total investment securities	110,974	1,855	1.67%	87,279	2,064	2.36%	83,666	2,450	2.93%
Loans
Commercial and industrial	143,389	4,180	2.92%	139,254	4,276	3.07%	123,524	5,157	4.17%
Commercial real estate	33,159	991	2.99%	28,765	858	2.98%	28,526	1,235	4.33%
Equipment lease financing	6,286	240	3.82%	6,812	263	3.86%	7,255	285	3.93%
Consumer	54,338	2,602	4.79%	55,423	2,730	4.93%	55,671	3,083	5.54%
Residential real estate	31,524	1,047	3.32%	22,379	852	3.81%	20,040	844	4.21%
Total loans	268,696	9,060	3.37%	252,633	8,979	3.55%	235,016	10,604	4.51%
Interest-earning deposits with banks	79,869	103	0.13%	47,333	100	0.21%	16,878	353	2.09%
Other interest-earning assets	8,539	190	2.23%	9,553	239	2.50%	12,425	458	3.69%
Total interest-earning assets/interest income	468,078	11,208	2.39%	396,798	11,382	2.87%	347,985	13,865	3.98%
Noninterest-earning assets	55,088			52,497			52,350
Total assets	$523,166			$449,295			$400,335
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$68,124	19	0.03%	$60,229	138	0.23%	$55,505	609	1.10%
Demand	101,471	30	0.03%	82,295	109	0.13%	65,729	354	0.54%
Savings	91,194	44	0.05%	75,574	233	0.31%	62,938	696	1.11%
Time deposits	18,439	33	0.18%	20,673	163	0.79%	20,416	327	1.60%
Total interest-bearing deposits	279,228	126	0.05%	238,771	643	0.27%	204,588	1,986	0.97%
Borrowed funds
Federal Home Loan Bank borrowings	661	3	0.45%	9,470	103	1.09%	22,253	569	2.56%
Bank notes and senior debt	22,390	224	1.00%	27,030	428	1.58%	26,781	869	3.24%
Subordinated debt	6,432	86	1.34%	5,936	112	1.89%	5,588	214	3.83%
Other	5,025	48	0.96%	5,502	75	1.36%	6,906	159	2.30%
Total borrowed funds	34,508	361	1.05%	47,938	718	1.50%	61,528	1,811	2.94%
Total interest-bearing liabilities/interest expense	313,736	487	0.16%	286,709	1,361	0.47%	266,116	3,797	1.43%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	139,683			95,055			72,212
Accrued expenses and other liabilities	15,299			15,774			13,371
Equity	54,448			51,757			48,636
Total liabilities and equity	$523,166			$449,295			$400,335
Interest rate spread			2.23%			2.40%			2.55%
Benefit from use of noninterest bearing sources			0.06			0.13			0.34
Net interest income/margin		$10,721	2.29%		$10,021	2.53%		$10,068	2.89%
(a)Calculated using average daily balances.
(b)Nonaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value are included in noninterest-earning assets and noninterest-bearing liabilities, with changes in fair value recorded in Noninterest income.
(c)Loan fees for the years ended December 31, 2021, 2020 and 2019 were $208 million, $156 million and $163 million, respectively.
(d)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in this Statistical Information section for more information.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  187

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2021/2020			2020/2019
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$134	$(362)	$(228)	$445	$(203)	$242
Non-agency	$(29)	$4	(25)	$(20)	$(12)	(32)
Commercial mortgage-backed	$(20)	$(14)	(34)	$32	$(11)	21
Asset-backed	$15	$(45)	(30)	$(4)	$(39)	(43)
U.S. Treasury and government agencies	$247	$(123)	124	$(10)	$(101)	(111)
Other	$10	$(26)	(16)	$48	$5	53
Total securities available for sale	$476	$(685)	(209)	$532	$(402)	130
Securities held to maturity
Residential mortgage-backed				$(219)	$(218)	(437)
Commercial mortgage-backed				$(11)	$(11)	(22)
Asset-backed				$(2)	$(3)	(5)
U.S. Treasury and government agencies				$1	$(1)
Other	$1	$(1)		$(50)	$(2)	(52)
Total securities held to maturity				$(584)	$68	(516)
Total investment securities	$481	$(690)	(209)	$102	$(488)	(386)
Loans
Commercial and industrial	$125	$(221)	(96)	$600	$(1,482)	(882)
Commercial real estate	$131	$2	133	$10	$(387)	(377)
Equipment lease financing	$(20)	$(3)	(23)	$(17)	$(5)	(22)
Consumer	$(53)	$(75)	(128)	$(14)	$(339)	(353)
Residential real estate	$314	$(119)	195	$94	$(85)	9
Total loans	$555	$(474)	81	$751	$(2,376)	(1,625)
Interest-earning deposits with banks	$52	$(49)	3	$254	$(507)	(253)
Other interest-earning assets	$(24)	$(25)	(49)	$(92)	$(127)	(219)
Total interest-earning assets	$1,883	$(2,057)	$(174)	$1,755	$(4,238)	$(2,483)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$16	$(135)	$(119)	$48	$(519)	$(471)
Demand	$21	$(100)	(79)	$72	$(317)	(245)
Savings	$40	$(229)	(189)	$118	$(581)	(463)
Time deposits	$(16)	$(114)	(130)	$4	$(168)	(164)
Total interest-bearing deposits	$94	$(611)	(517)	$287	$(1,630)	(1,343)
Borrowed funds
Federal Home Loan Bank borrowings	$(62)	$(38)	(100)	$(233)	$(233)	(466)
Bank notes and senior debt	$(64)	$(140)	(204)	$8	$(449)	(441)
Subordinated debt	$9	$(35)	(26)	$12	$(114)	(102)
Other	$(7)	$(20)	(27)	$(28)	$(56)	(84)
Total borrowed funds	$(172)	$(185)	(357)	$(339)	$(754)	(1,093)
Total interest-bearing liabilities	$113	$(987)	(874)	$276	$(2,712)	(2,436)
Change in net interest income	$1,704	$(1,004)	$700	$1,302	$(1,349)	$(47)
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

188    The PNC Financial Services Group, Inc. – 2021 Form 10-K

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (NON-GAAP) (a)

Year ended December 31 In millions
	2021	2020	2019	2018	2017
Net interest income (GAAP)	$10,647	$9,946	$9,965	$9,721	$9,108
Taxable-equivalent adjustments	74	75	103	115	215
Net interest income (Non-GAAP)	$10,721	$10,021	$10,068	$9,836	$9,323
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

RECONCILIATION OF FEE INCOME (NON-GAAP)

Year ended December 31 In millions	2021	2020	2019
Noninterest income
Asset management	$964	$836	$862
Consumer services	1,845	1,484	1,555
Corporate services	2,924	2,167	1,914
Residential mortgage	456	604	368
Service charges on deposits	535	500	702
Total fee income	6,724	5,591	5,401
Other	1,840	1,364	1,473
Total noninterest income	$8,564	$6,955	$6,874

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

December 31 Dollars in millions, except per share data	2021	2020	2019
Book value per common share	$120.61	$119.11	$104.59
Tangible book value per common share
Common shareholders’ equity	$50,685	$50,493	$45,321
Goodwill and other intangible assets	(11,406)	(9,381)	(9,441)
Deferred tax liabilities on goodwill and other intangible assets	270	188	187
Tangible common shareholders’ equity	$39,549	$41,300	$36,067
Period-end common shares outstanding (in millions)	420	424	433
Tangible book value per common share (Non-GAAP) (a)	$94.11	$97.43	$83.30
(a)Tangible book value per common share is a non-GAAP measure and is calculated based on tangible common shareholders' equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of a company's capital management strategies and as an additional, conservative measure of total company value.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  189

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

	Loans Due After 1 Year		Contractual Maturity Range
December 31, 2021 In millions	Predetermined Rate	Floating or Adjustable Rate	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Gross Loans
Commercial
Commercial and industrial	$20,951	$90,821	$41,161	$96,158	$12,991	$2,623	$152,933
Commercial real estate	7,011	17,302	9,702	19,400	4,183	730	34,015
Equipment lease financing	4,236	205	1,689	3,618	823		6,130
Total commercial	32,198	108,328	52,552	119,176	17,997	3,353	193,078
Consumer
Residential real estate	27,652	10,129	1,931	4,852	13,257	19,672	39,712
Home equity	12,700	9,896	1,465	4,458	8,292	9,846	24,061
Automobile	12,333		4,302	11,509	824		16,635
Credit card			6,626				6,626
Education	534	1,764	235	843	1,300	155	2,533
Other consumer	1,421	375	3,931	1,673	123		5,727
Total consumer	54,640	22,164	18,490	23,335	23,796	29,673	95,294
Total loans	$86,838	$130,492	$71,042	$142,511	$41,793	$33,026	$288,372

At December 31, 2021, $43.6 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (LIBOR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

Uninsured Deposits
The aggregate amount of uninsured deposits, defined as (i) the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime and (ii) amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime were estimated to be $0.2 billion at both December 31, 2021 and 2020. The portion of U.S. time deposits in excess of the FDIC insurance limit or similar state deposit regime was $0.9 billion at December 31, 2021. Time deposits that were otherwise uninsured were $6.0 billion at December 31, 2021, all of which had a remaining maturity of three months or less.

190    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

Basel III Tier 1 capital ratio – Basel III Tier 1 capital divided by period-end risk-weighted assets (as applicable).

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
The PNC Financial Services Group, Inc. – 2021 Form 10-K  191

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

Company – The PNC Financial Services Group, Inc. and its subsidiaries (interchangeable with “PNC”, “we”, “us”, “the Company” or “the Corporation” on this Report).

COVID-19 – The coronavirus that emerged in late 2019, which resulted in a worldwide pandemic beginning in 2020 (interchangeable with “the pandemic”, or “the COVID-19 pandemic” on this Report).

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

192    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

Off-balance sheet arrangements - Activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet.

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

The PNC Financial Services Group, Inc. – 2021 Form 10-K  193

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

194    The PNC Financial Services Group, Inc. – 2021 Form 10-K

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

ACRONYMS

ACL	Allowance for credit losses	GNMA	Government National Mortgage Association
ALLL	Allowance for loan and lease losses	GSIB	Globally systemically important bank
AML	Anti-Money Laundering	HPI	Home price index
AOCI	Accumulated other comprehensive income	ISDA	International Swaps and Dealer Association
ASC	Accounting Standards Codification	ISP	The PNC Incentive Savings Plan
ASU	Accounting Standards Update	LCR	Liquidity Coverage Ratio
BEC	Business email compromise scams	LGD	Loss given default
BHC	Bank holding company	LIBOR	London Interbank Offered Rate
BHC Act	Bank Holding Company Act of 1956	LIHTC	Low income housing tax credit
bps	Basis points	LLC	Limited liability company
BSA	Bank Secrecy Act	LTV	Loan-to-value ratio
BSBY	Bloomberg Short Term Bank Yield Index	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CECL	Current Expected Credit Losses	NSFR	Net Stable Funding Ratio
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CFTC	Commodity Futures Trading Commission	OREO	Other real estate owned
CLTV	Combined loan-to-value ratio	OTC	Over-the-counter
CRA	Community Reinvestment Act	OTTI	Other than temporary impairment
DFAST	Dodd-Frank capital stress testing	PCD	Purchased credit deteriorated
DUS	Delegated Underwriting and Servicing program	PD	Probability of default
EAD	Exposure at default	PPP	Paycheck Protection Program
ERISA	Employee Retirement Income Security Act of 1974, as amended	RAC	Reserve Adequacy Committee
ERM	Enterprise Risk Management	ROAPs	Removal of account provisions
FDI Act	Federal Deposit Insurance Act	ROU	Right-of-use assets
FDIC	Federal Deposit Insurance Corporation	SCB	Stress capital buffer
FHA	Federal Housing Administration	SCCL	Single counterparty credit limit
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	SPE	Special purpose entity
FinCEN	Financial Crimes Enforcement Network	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority	U.S.	United States of America
FNMA	Federal National Mortgage Association	USD	United States Dollar
FOMC	Federal Open Market Committee	VA	Department of Veterans Affairs
FSOC	Financial Stability Oversight Council	VaR	Value-at-risk
GAAP	Accounting principles generally accepted in the United States of America	VEBA	Voluntary Employee Beneficiary Association
GDP	Gross Domestic Product	VIE	Variable interest entity
GLB Act	Gramm-Leach-Bliley Act

The PNC Financial Services Group, Inc. – 2021 Form 10-K  195

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
We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2021 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2021. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2021, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.
Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2021, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the caption “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the captions “Corporate Governance – Our Code of Business Conduct and Ethics” and “Director and Executive Officer Relationships – Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated
196    The PNC Financial Services Group, Inc. – 2021 Form 10-K

herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees – Human Resources Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and “CEO Pay Ratio” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2021 is included in the table which follows. Additional information regarding these plans is included in Note 18 Stock Based Compensation Plans in the Notes to Consolidated Financial Statements in Item 8 of this Report.
Equity Compensation Plan Information
At December 31, 2021

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	4,482,292	(2)	$63.04	23,890,239	(3)
Equity compensation plans not approved by security holders
Total	4,482,292		$63.04	23,890,239
(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.
(2) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 3,579,373 are stock-payable restricted stock units (at a maximum share award level), 737,912 are performance share units (at maximum share award level) and 53,268 are deferred stock units (at a maximum share award level). Also included in this total are the following amounts that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 28,134 are stock options and 83,605 are stock-payable restricted stock units (at a maximum award level).
Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan, and the balance of shares authorized but unissued under the 2006 Incentive Plan were made available under the 2016 Incentive Plan.
(3) – Includes 1,956,393 shares available for issuance under the Employee Stock Purchase Plan, of which 71,227 shares are subject to purchase during the purchase period ending December 31, 2021. The amount available for awards under the 2016 Incentive Plan is 21,933,846.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference.

The PNC Financial Services Group, Inc. – 2021 Form 10-K  197

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement to be filed for the 2022 annual meeting of shareholders and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 are filed with this Report as Exhibit 99.1 and incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1.1	Stock Purchase Agreement, dated as of November 15, 2020, between Banco Bilbao Vizcaya Argentaria, S.A. and The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed November 19, 2020

2.1.2	Amendment No. 1 to the Purchase Agreement	Incorporated herein by reference to Exhibit 2.1.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.1.8	Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

3.2	Amended and Restated Bylaws of the Corporation effective February 10, 2022	Incorporated herein by reference to Exhibit 3.1 of the Corporation's Current Report on Form 8-K filed February 11, 2022

198    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Exhibit No.	Description	Method of Filing +

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

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

4.6
Deposit Agreement, dated September 13, 2021, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts representing interests in the Series T preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

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

4.9	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.8.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

The PNC Financial Services Group, Inc. – 2021 Form 10-K  199

Exhibit No.	Description	Method of Filing +

4.10	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.8.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.11	Description of the Corporation's Securities	Filed herewith

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.2.2	Amendment 2009-1 to the Corporation’s ERISA Excess Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.2.3	Amendment 2011-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.2.4	Amendment 2013-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2.4 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

200    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Exhibit No.	Description	Method of Filing +

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.6.2	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021*

10.6.3	Amendment 2021-2 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Filed herewith*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011*

10.8.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.9	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.10	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016*

10.11	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.12	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005*

10.13	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.14	Certificate of Corporate Action for Grantor Trusts effective December 1, 2021	Filed herewith*

10.15	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.16	2012 forms of employee stock option, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.77 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012*

10.17	Forms of employee stock option, restricted stock and restricted share unit agreements with varied vesting, payment and other circumstances	Incorporated herein by reference to Exhibit 10.78 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012*

10.18	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.19	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*
The PNC Financial Services Group, Inc. – 2021 Form 10-K  201

Exhibit No.	Description	Method of Filing +

10.20	2019 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.45 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019*

10.21	2019 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.46 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019*

10.22	2019 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.47 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019*

10.23	2020 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.24	2020 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.25	2020 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.41 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.26	2021 Form of Performance Share Units Award Agreement	Filed herewith*

10.27	2021 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

10.28	2021 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

10.29.1	Time Sharing Agreement, dated as of November 15, 2017, by and between the Corporation and William S. Demchak	Incorporated herein by reference to Exhibit 10.31.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020*

10.29.2	Time Sharing Agreements Amendment and Termination Agreement, dated as of February 27, 2020, by and between the Corporation and William S. Demchak	Incorporated herein by reference to Exhibit 10.31.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020*

10.30	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.31.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.31.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.32.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.32.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

202    The PNC Financial Services Group, Inc. – 2021 Form 10-K

Exhibit No.	Description	Method of Filing +

10.32.3
Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

22	Subsidiary Issuers of Guaranteed Securities	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

99.1	Audited consolidated financial statements of BlackRock, Inc. as of December 31, 2021 and 2020 and for each of the three years ended December 31, 2021	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith**

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, and to filings by National City Corporation are to SEC File No. 001-10074.
*	Denotes management contract or compensatory plan.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.
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

ITEM 16 – FORM 10-K SUMMARY
None.
The PNC Financial Services Group, Inc. – 2021 Form 10-K  203

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 25, 2022.

Signature	Capacities

/s/ William S. Demchak	Chairman, President, Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Charles E. Bunch; Debra A. Cafaro; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Linda R. Medler, Robert A. Niblock, Martin Pfinsgraff; Bryan Salesky, Toni Townes-Whitley; Michael J. Ward	Directors

*By:	/s/ Alicia Powell
Alicia Powell, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

204    The PNC Financial Services Group, Inc. – 2021 Form 10-K