Form 10-Q
period 2022-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2022-05-04
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    Yes  ☐  No  ☒
As of April 13, 2022, there were 413,580,759 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2022 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2021 Annual Report on Form 10-K (2021 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2021 Form 10-K; Item 1A Risk Factors included in our 2021 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2021 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2021 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 92 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended
	March 31	December 31	March 31
	2022	2021	2021
Financial Results (a)
Net interest income	$2,804	$2,862	$2,348
Noninterest income	1,888	2,265	1,872
Total revenue	4,692	5,127	4,220
Provision for (recapture of) credit losses	(208)	(327)	(551)
Noninterest expense	3,172	3,791	2,574
Income before income taxes and noncontrolling interests	$1,728	$1,663	$2,197
Income taxes	299	357	371
Net income	$1,429	$1,306	$1,826
Net income attributable to common shareholders	$1,361	$1,220	$1,758
Per Common Share
Basic	$3.23	$2.87	$4.11
Diluted	$3.23	$2.86	$4.10
Book value per common share	$106.47	$120.61	$118.47
Performance Ratios
Net interest margin (b)	2.28%	2.27%	2.27%
Noninterest income to total revenue	40%	44%	44%
Efficiency	68%	74%	61%
Return on:
Average common shareholders’ equity	11.64%	9.61%	14.31%
Average assets	1.05%	0.93%	1.58%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in Average Consolidated Balance Sheet and Net Interest Analysis and Reconciliation of Taxable-Equivalent Net Interest Income (Non-GAAP) in the Statistical Information (Unaudited) section in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Dollars in millions, except as noted Unaudited	March 31 2022	December 31 2021	March 31 2021
Balance Sheet Data
Assets	$541,246	$557,191	$474,414
Loans	$294,457	$288,372	$237,013
Allowance for loan and lease losses	$4,558	$4,868	$4,714
Interest-earning deposits with banks	$48,776	$74,250	$86,161
Investment securities	$132,411	$132,962	$98,255
Total deposits	$450,197	$457,278	$375,067
Borrowed funds	$26,571	$30,784	$33,030
Total shareholders’ equity	$49,181	$55,695	$53,849
Common shareholders’ equity	$44,170	$50,685	$50,331
Other Selected Ratios
Common equity Tier 1	9.9%	10.3%	12.6%
Loans to deposits	65%	63%	63%
Common shareholders’ equity to total assets	8.2%	9.1%	10.6%
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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2021 Form 10-K.

Presentation of Noninterest Income

Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. For a description of each updated noninterest income revenue stream, see Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Discussion of Results of Operations

In accordance with the SEC's current rules, PNC has elected to include a linked quarter comparison in the discussion of our consolidated results of operations, beginning in the first quarter of 2022. The new presentation, which will provide meaningful analysis to assess quarterly performance, is reflected in the Consolidated Financial Highlights, Executive Summary and Consolidated Income Statement Review sections of this Financial Review.

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA USA Bancshares Inc. (BBVA), a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. PNC paid $11.5 billion in cash as consideration for the acquisition.

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results for the three months ended March 31, 2022 and December 31, 2021 reflect the benefit of BBVA's acquired business operations. PNC's balance sheets at March 31, 2022 and December 31, 2021 include BBVA's balances.

For additional information on the acquisition of BBVA, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report and Item 8 of our 2021 Form 10-K.

Income Statement Highlights

Net income of $1.4 billion, or $3.23 per diluted common share for the first quarter of 2022 increased $123 million, or 9%, compared to $1.3 billion, or $2.86 per diluted common share for the fourth quarter of 2021, driven by lower integration costs and well-controlled expenses.
•For the three months ended March 31, 2022 compared to the three months ended December 31, 2021:
•Total revenue decreased $435 million, or 8%, to $4.7 billion.
•Net interest income of $2.8 billion decreased $58 million, or 2%, as increased securities balances, loans outstanding and securities yields were more than offset by a decline in PPP loan interest income and two fewer days in the quarter.
•Net interest margin increased 1 basis point to 2.28%.
•Noninterest income decreased $377 million, or 17%, to $1.9 billion, primarily due to declines in capital markets related fees, private equity revenue and commercial mortgage banking activities.
•Provision recapture was $208 million for the first quarter of 2022, primarily driven by the impacts from improved COVID-19 related economic conditions. Provision recapture was $327 million for the fourth quarter of 2021.
•Noninterest expense decreased $619 million, or 16%, to $3.2 billion, primarily driven by lower integration expenses, personnel costs and seasonally lower business activity.

Net income decreased $397 million, or 22%, compared to $1.8 billion, or $4.10 per diluted common share for the first quarter of 2021, primarily as a result of higher expenses and a lower provision recapture, partially offset by higher net interest income.
•For the three months ended March 31, 2022 compared to the same period in 2021:
•Total revenue increased $472 million, or 11%, reflecting the addition of BBVA.
•Net interest income increased $456 million, or 19%, as a result of higher interest-earning assets, partially offset by lower securities and loan yields.
•Net interest margin increased 1 basis point.
•Noninterest income increased $16 million, primarily due to the addition of BBVA customers, higher treasury management product revenue and increased asset management and brokerage fees, partially offset by a decline in advisory and underwriting fees and lower private equity revenue.
•Noninterest expense increased $598 million, or 23%, primarily driven by the addition of BBVA operating expenses.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2022 and December 31, 2021. In comparison to December 31, 2021:
•Total assets decreased $15.9 billion, or 3%, to $541.2 billion.
•Total loans increased $6.1 billion, or 2%, to $294.5 billion.
•Total commercial loans increased $5.2 billion, or 3%, to $198.3 billion, driven by increased utilization of loan commitments and new production, partially offset by PPP loan forgiveness.
•PPP loans outstanding were $1.8 billion and $3.4 billion at March 31, 2022 and December 31, 2021, respectively.
•Total consumer loans increased $0.9 billion to $96.2 billion, resulting from increased originations of residential mortgages and home equity loans, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities decreased $0.6 billion to $132.4 billion, as net purchases during the quarter were more than offset by net unrealized losses on available for sale securities, reflecting the impact of higher interest rates.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $25.5 billion, or 34%, to $48.8 billion, due to securities purchases, lower deposits and borrowed funds and higher loans outstanding.
•Total deposits decreased $7.1 billion, to $450.2 billion as a result of lower commercial deposits, primarily due to seasonal declines, partially offset by consumer deposit growth.
•Borrowed funds decreased $4.2 billion, or 14%, to $26.6 billion, primarily due to lower bank notes and senior debt.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
Overall credit quality metrics strengthened during the first quarter of 2022.
•At March 31, 2022 compared to December 31, 2021:
•Nonperforming assets of $2.3 billion decreased $182 million, or 7%, driven by lower commercial nonperforming loans.
•Overall loan delinquencies of $1.7 billion decreased $286 million, or 14%, driven by lower consumer and commercial delinquencies, which reflect progress in resolving BBVA conversion-related administrative and operational delays.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, decreased to $5.2 billion, or 1.76% of total loans, at March 31, 2022, compared to $5.5 billion, or 1.92% of total loans at December 31, 2021. The decrease was primarily driven by the impacts from improved COVID-19 related economic conditions.
•Net charge-offs of $137 million, or 0.19% of average loans in the first quarter of 2022 increased $13 million, or 10%, compared to $124 million, or 0.17% of average loans, for the fourth quarter of 2021.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights
We maintained our strong capital position.
•Common shareholders' equity of $44.2 billion at March 31, 2022, decreased $6.5 billion, or 13%, compared to December 31, 2021 as net income was more than offset by a decrease in AOCI, primarily reflecting the impact of higher rates on net unrealized securities losses, as well as share repurchases and dividends paid in the first quarter.
•In the first quarter, we returned $1.7 billion of capital to shareholders through common share repurchases of $1.2 billion, representing 6.4 million shares, and dividends on common shares of $0.5 billion.
•The SCB framework allows for capital returns in amounts up to the level of capital in excess of the SCB minimum. Consistent with the flexibility provided under the SCB framework, our Board of Directors has recently authorized a new share repurchase structure, under the already approved authorization for repurchases of up to 100 million common shares, of which approximately 64% were still available at March 31, 2022. This structure allows for the continuation of our recent quarterly average share repurchase levels as well as the flexibility to increase those levels should conditions warrant.
•On April 1, 2022, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.50 per share, an increase of $0.25 per share, or 20%, effective with the May 5, 2022 dividend payment.
•Our CET1 ratio decreased to 9.9% at March 31, 2022 from 10.3% at December 31, 2021.
•Capital was impacted by our election to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter
4    The PNC Financial Services Group, Inc. – Form 10-Q

of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital over the next three years.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2022 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to remain above the economy's long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
•Supply chain difficulties will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending.
•Inflation accelerated in the second half of 2021 to its fastest pace in decades due to strong demand but limited supplies coming out of the pandemic for some goods and services. Higher energy prices are adding to inflationary pressures in the first half of 2022. Inflation will slow in the second half of 2022 as pandemic-related supply and demand imbalances recede and energy prices stabilize. However, inflation will also broaden throughout the economy due to wage growth. The annual inflation rate will end 2022 above the Federal Reserve's long-run objective of 2%.
•PNC expects the FOMC to raise the fed funds rate by 0.50% in May, 0.25% in June, 0.50% in July, 0.25% in September and 0.25% in December to reach a range of 2.00% to 2.25% by the end of the year. The FOMC will then further increase the fed funds rate in 2023. Also, the Federal Reserve will start to reduce its balance sheet in the next few months.
•Uncertainty about the outlook has increased with the Russian invasion of Ukraine. It has created additional risk to higher inflation this year, which could lead the FOMC to tighten more aggressively than currently anticipated. In addition, risks to growth and the likelihood of a recession in late 2022 or 2023 have increased.

For the second quarter of 2022, compared to the first quarter of 2022, we expect:
•Average loans to be up 2% to 3%,
•Net interest income to be up 10% to 12%,
•Noninterest income, excluding net securities gains and Visa activity, to be up 6% to 8%,
•Revenue to be up 9% to 11%,
•Noninterest expense to be up 3% to 5%, and
•Net loan charge-offs to be between $125 million and $175 million.

For the full year 2022, compared to full year 2021, we expect:
•Average loans to be up approximately 10%,
•Period-end loans to be up approximately 5%,
•Revenue to be up 9% to 11%,
•Noninterest expense, excluding integration expense, to be up 4% to 6%, and
•The effective tax rate to be 19%.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2021 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income of $1.4 billion, or $3.23 per diluted common share for the first quarter of 2022 increased $123 million, or 9%, compared to $1.3 billion, or $2.86 per diluted common share for the fourth quarter of 2021, driven by lower integration costs and well-controlled
The PNC Financial Services Group, Inc. – Form 10-Q 5

expenses. Net income decreased $397 million, or 22%, compared to $1.8 billion, or $4.10 per diluted common share, for the first quarter of 2021, primarily as a result of higher expenses and a lower provision recapture, partially offset by higher net interest income.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	March 31, 2022			December 31, 2021			March 31, 2021
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$133,897	1.64%	$548	$127,849	1.52%	$489	$86,396	1.97%	$426
Loans	290,701	3.19%	2,311	288,910	3.32%	2,431	238,135	3.38%	2,006
Interest-earning deposits with banks	62,540	0.19%	29	75,377	0.15%	29	85,410	0.10%	21
Other	9,417	2.07%	48	9,113	2.14%	48	7,829	2.34%	45
Total interest-earning assets/interest income	$496,555	2.37%	2,936	$501,249	2.36%	2,997	$417,770	2.40%	2,498
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$299,543	0.04%	27	$296,232	0.04%	27	$252,077	0.06%	40
Borrowed funds	30,312	1.10%	83	34,347	0.98%	86	35,196	1.09%	95
Total interest-bearing liabilities/interest expense	$329,855	0.13%	110	$330,579	0.13%	113	$287,273	0.19%	135
Net interest margin/income (Non-GAAP)		2.28%	2,826		2.27%	2,884		2.27%	2,363
Taxable-equivalent adjustments			(22)			(22)			(15)
Net interest income (GAAP)			$2,804			$2,862			$2,348
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

Net interest income decreased $58 million, or 2%, for the first quarter of 2022 compared to the fourth quarter of 2021, as increased securities balances, loans outstanding and securities yields were more than offset by a decline in PPP loan interest income and two fewer days in the quarter. Net interest income increased $456 million, or 19%, for the first quarter of 2022 compared to the same period in 2021, as a result of higher interest-earning assets, partially offset by lower securities and loan yields. Net interest margin increased 1 basis point in both comparisons.

Average investment securities of $133.9 billion for the first quarter of 2022 increased $6.0 billion, or 5%, and $47.5 billion, or 55%, compared to the fourth and first quarters of 2021, respectively. The increase in both comparisons reflected securities purchases, primarily of U.S. Treasury and government agency securities. Compared to the first quarter of 2021, the increase was also attributable to the addition of BBVA. Average investment securities represented 27% of average interest-earning assets for the first quarter of 2022, 26% for the fourth quarter of 2021 and 21% for the first quarter of 2021.

Average loans of $290.7 billion for the first quarter of 2022 increased $1.8 billion compared to the fourth quarter of 2021, due to growth in commercial loans, driven by increased utilization of loan commitments and new production, primarily within PNC's corporate banking and business credit businesses, partially offset by continued PPP loan forgiveness. In comparison to the first quarter of 2021, average loans increased $52.6 billion, or 22%, reflecting the BBVA acquisition and commercial loan growth, partially offset by PPP loan forgiveness. Average loans represented 59% of average interest-earning assets for the first quarter of 2022, 58% for the fourth quarter of 2021 and 57% for the first quarter of 2021.

Average interest-earning deposits with banks of $62.5 billion for the first quarter of 2022, decreased $12.8 billion, or 17%, and $22.9 billion, or 27%, compared to the fourth and first quarters of 2021, respectively. The decrease in both comparisons reflected the impact of securities purchases, lower borrowed funds and higher loans outstanding. In comparison to the first quarter of 2021, the decrease was partially offset by higher customer deposits.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average interest-bearing deposits of $299.5 billion for the first quarter of 2022 increased $3.3 billion, or 1%, and $47.5 billion, or 19%, compared to the fourth and first quarters of 2021, respectively. Compared to the fourth quarter of 2021, the increase was driven by growth in consumer deposits, partially offset by commercial deposit outflows. The increase in the first quarter 2021 comparison was primarily attributable to the BBVA acquisition. In total, average interest-bearing deposits represented 91% of average interest-bearing liabilities for the first quarter of 2022, 90% for the fourth quarter of 2021 and 88% for the first quarter of 2021.

Average borrowed funds of $30.3 billion for the first quarter of 2022 decreased $4.0 billion, or 12%, and $4.9 billion, or 14%, compared to the fourth and first quarters of 2021, respectively, reflecting lower bank notes and senior debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2022	2021	$	%	2022	2021	$	%
Noninterest income
Asset management and brokerage	$377	$385	$(8)	(2)%	$377	$328	$49	15%
Capital markets related	252	460	(208)	(45)%	252	311	(59)	(19)%
Card and cash management	620	646	(26)	(4)%	620	492	128	26%
Lending and deposit services	269	273	(4)	(1)%	269	254	15	6%
Residential and commercial mortgage	159	209	(50)	(24)%	159	187	(28)	(15)%
Other	211	292	(81)	(28)%	211	300	(89)	(30)%
Total noninterest income	$1,888	$2,265	$(377)	(17)%	$1,888	$1,872	$16	1%

Noninterest income as a percentage of total revenue was 40% for the first quarter of 2022 and 44% for the fourth and first quarters of 2021.

Asset management and brokerage fees decreased compared to the fourth quarter of 2021, primarily as a result of lower average equity markets. The increase compared to the first quarter of 2021 was due to higher average equity markets and the benefit of BBVA. PNC's discretionary client assets under management of $182 billion at March 31, 2022 decreased from $192 billion at December 31, 2021, largely driven by lower spot equity markets. Compared to March 31, 2021, PNC's discretionary client assets under management increased $9 billion, primarily due to the addition of BBVA and higher spot equity markets.

Capital markets related revenue decreased compared to the fourth quarter of 2021, primarily due to lower merger and acquisition advisory fees. The decrease in the first quarter of 2021 comparison was attributable to lower credit valuation on customer-related derivatives activities, a decline in advisory business activity and lower underwriting fees.

Card and cash management revenue decreased compared to the fourth quarter of 2021, primarily due to seasonally lower transaction volumes and activity and increased compared to the first quarter of 2021, due to the addition of BBVA customers and higher treasury management product revenue.

Lending and deposit services decreased compared to the fourth quarter of 2021 as a result of lower loan commitment fees due to higher utilization rates and increased compared to the first quarter of 2021 due to the benefit of BBVA.

Residential and commercial mortgage decreased in both comparisons reflecting lower revenue from commercial mortgage banking activities.

Other noninterest income decreased in both comparisons, primarily due to lower private equity revenue. Additionally, the first quarter of 2022 included a net securities loss of $4 million compared to a net securities gain of $25 million in the first quarter of 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2022	2021	$	%	2022	2021	$	%
Noninterest expense
Personnel	$1,717	$2,038	$(321)	(16)%	$1,717	$1,477	$240	16%
Occupancy	258	260	(2)	(1)%	258	215	43	20%
Equipment	331	437	(106)	(24)%	331	293	38	13%
Marketing	61	97	(36)	(37)%	61	45	16	36%
Other	805	959	(154)	(16)%	805	544	261	48%
Total noninterest expense	$3,172	$3,791	$(619)	(16)%	$3,172	$2,574	$598	23%

Noninterest expense decreased compared to the fourth quarter of 2021, driven by lower integration expenses, personnel costs and seasonally lower business activity in the first quarter of 2022. The increase compared to the same period of 2021 was largely driven by the addition of BBVA operating expenses.

Effective Income Tax Rate

The effective income tax rate was 17.3% in the first quarter of 2022, compared to 21.5% and 16.9% in the fourth and first quarters of 2021, respectively. The decrease compared to the fourth quarter of 2021 was primarily driven by higher tax benefits associated with increased credits and equity-based compensation adjustments in the first quarter of 2022.

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended			Three months ended
	March 31	December	Change	March 31	March 31	Change
Dollars in millions	2022	2021	$	2022	2021	$
Provision for (recapture of) credit losses
Loans and leases	$(172)	$(362)	$190	$(172)	$(502)	$330
Unfunded lending related commitments	(23)	16	(39)	(23)	(77)	54
Investment securities	1		1	1	26	(25)
Other financial assets	(14)	19	(33)	(14)	2	(16)
Total provision for (recapture of) credit losses	$(208)	$(327)	$119	$(208)	$(551)	$343

The provision recapture in the first quarter of 2022 was primarily driven by the impacts from improved COVID-19 related economic conditions.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2022	2021	$	%
Assets
Interest-earning deposits with banks	$48,776	$74,250	$(25,474)	(34)%
Loans held for sale	1,506	2,231	(725)	(32)%
Investment securities	132,411	132,962	(551)	—
Loans	294,457	288,372	6,085	2%
Allowance for loan and lease losses	(4,558)	(4,868)	310	6%
Mortgage servicing rights	2,208	1,818	390	21%
Goodwill	10,916	10,916		—
Other	55,530	51,510	4,020	8%
Total assets	$541,246	$557,191	$(15,945)	(3)%
Liabilities
Deposits	$450,197	$457,278	$(7,081)	(2)%
Borrowed funds	26,571	30,784	(4,213)	(14)%
Allowance for unfunded lending related commitments	639	662	(23)	(3)%
Other	14,623	12,741	1,882	15%
Total liabilities	492,030	501,465	(9,435)	(2)%
Equity
Total shareholders’ equity	49,181	55,695	(6,514)	(12)%
Noncontrolling interests	35	31	4	13%
Total equity	49,216	55,726	(6,510)	(12)%
Total liabilities and equity	$541,246	$557,191	$(15,945)	(3)%

Our balance sheet was strong and well-positioned at March 31, 2022 and December 31, 2021.
•Total assets decreased reflecting lower balances held with the Federal Reserve Bank.
•Total liabilities decreased largely due to lower commercial deposits and lower borrowed funds, primarily bank notes and senior debt, partially offset by consumer deposit growth.
•Total equity decreased as net income was more than offset by lower AOCI, primarily reflecting the impact of higher rates on net unrealized securities losses, share repurchases and dividends paid on common and preferred stock.

The ACL related to loans totaled $5.2 billion at March 31, 2022, a decrease of $0.3 billion since December 31, 2021, primarily driven by the impacts from improved COVID-19 related economic conditions. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Critical Accounting Estimates and Judgments section of this Financial Review, and
•Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in our 2021 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	March 31	December 31	Change
Dollars in millions	2022	2021	$	%
Commercial
Commercial and industrial	$157,874	$152,933	$4,941	3%
Commercial real estate	34,171	34,015	156	—
Equipment lease financing	6,216	6,130	86	1%
Total commercial	198,261	193,078	5,183	3%
Consumer
Residential real estate	41,566	39,712	1,854	5%
Home equity	24,185	24,061	124	1%
Automobile	16,001	16,635	(634)	(4)%
Credit card	6,464	6,626	(162)	(2)%
Education	2,441	2,533	(92)	(4)%
Other consumer	5,539	5,727	(188)	(3)%
Total consumer	96,196	95,294	902	1%
Total loans	$294,457	$288,372	$6,085	2%

Commercial loans increased driven by increased utilization of loan commitments and new production, partially offset by PPP loan forgiveness. PPP loans outstanding were $1.8 billion and $3.4 billion at March 31, 2022 and December 31, 2021, respectively.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans grew primarily due to increases in residential mortgages and home equity, partially offset by declines in remaining portfolios as paydowns outpaced new originations.

For information on our residential real estate and home equity portfolios, including loans by geography, and our auto loan portfolio, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section in this Financial Review.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Item 1 and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

Investment Securities

Investment securities of $132.4 billion at March 31, 2022 decreased $0.6 billion, or less than 1%, compared to December 31, 2021, resulting from unrealized losses on available for sale securities, partially offset by net purchase activity.

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

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 8: Investment Securities

	March 31, 2022		December 31, 2021		Ratings as of March 31, 2022 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$46,863	$45,232	$47,024	$47,054	100%
Agency residential mortgage-backed	70,955	68,363	67,326	67,632	100%
Non-agency residential mortgage-backed	1,132	1,332	927	1,158	9%		1%	37%	53%
Agency commercial mortgage-backed	2,152	2,110	1,740	1,773	100%
Non-agency commercial mortgage-backed (c)	3,504	3,455	3,423	3,436	82%	1%	2%		15%
Asset-backed (d)	6,407	6,305	6,380	6,409	95%	1%		4%
Other (e)	5,676	5,631	5,404	5,596	46%	29%	21%		4%
Total investment securities (f)	$136,689	$132,428	$132,224	$133,058	97%	1%	1%		1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $134 million at March 31, 2022 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2021 was $133 million.
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

Table 8 presents the distribution of our investment securities portfolio by amortized cost and fair value, as well as by credit rating. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the allowance for investment securities.

On March 31, 2022 we transferred U.S. Treasury and government agency securities and agency residential mortgage-backed securities with a fair value of $18.7 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding this transfer.

In April and May 2022, we transferred an additional $50.2 billion of available for sale securities to held to maturity. See Note 16 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for additional details on these transfers.

The duration of investment securities was 4.2 years at March 31, 2022. We estimate that at March 31, 2022 the effective duration of investment securities was 4.2 years for an immediate 50 basis points parallel increase in interest rates and 4.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2021 for the effective duration of investment securities were 3.8 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5 years at March 31, 2022 compared to 4.4 years at December 31, 2021.

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2022	Years
Agency residential mortgage-backed	5.8
Non-agency residential mortgage-backed	8.4
Agency commercial mortgage-backed	5.1
Non-agency commercial mortgage-backed	1.7
Asset-backed	2.9

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 11 Fair Value in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 10: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2022	2021	$	%
Deposits
Noninterest-bearing	$150,798	$155,175	$(4,377)	(3)%
Interest-bearing
Money market	59,558	61,229	(1,671)	(3)%
Demand	119,034	115,910	3,124	3%
Savings	110,117	107,598	2,519	2%
Time deposits	10,690	17,366	(6,676)	(38)%
Total interest-bearing deposits	299,399	302,103	(2,704)	(1)%
Total deposits	450,197	457,278	(7,081)	(2)%
Borrowed funds
Bank notes and senior debt	16,206	20,661	(4,455)	(22)%
Subordinated debt	6,766	6,996	(230)	(3)%
Other	3,599	3,127	472	15%
Total borrowed funds	26,571	30,784	(4,213)	(14)%
Total funding sources	$476,768	$488,062	$(11,294)	(2)%

Total deposits decreased as a result of lower commercial deposits, primarily due to seasonal declines, partially offset by consumer deposit growth.

Borrowed funds decreased primarily due to lower bank notes and senior debt.

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

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2022 liquidity and capital activities. See Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity was $49.2 billion at March 31, 2022, a decrease of $6.5 billion compared to December 31, 2021 as net income of $1.4 billion was more than offset by lower AOCI of $6.1 billion, primarily reflecting the impact of higher rates on net unrealized securities losses, common share repurchases of $1.2 billion and common and preferred stock dividends of $0.6 billion.
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
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 75 in Note 14 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

The PNC Financial Services Group, Inc. – Form 10-Q 13

Retail Banking

Retail Banking's core strategy is to help all of our consumer and small business customers move forward financially. We aim to grow our primary checking and transaction relationships through strong customer acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience, leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 11: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$1,531	$1,362	$169	12%
Noninterest income	745	654	91	14%
Total revenue	2,276	2,016	260	13%
Provision for (recapture of) credit losses	(81)	(257)	176	68%
Noninterest expense	1,892	1,476	416	28%
Pretax earnings	465	797	(332)	(42)%
Income taxes	109	183	(74)	(40)%
Noncontrolling interests	16	7	9	129%
Earnings	$340	$607	$(267)	(44)%
Average Balance Sheet
Loans held for sale	$1,183	$891	$292	33%
Loans
Consumer
Residential real estate	$31,528	$17,468	$14,060	80%
Home equity	22,458	21,833	625	3%
Automobile	16,274	13,890	2,384	17%
Credit card	6,401	5,819	582	10%
Education	2,532	2,938	(406)	(14)%
Other consumer	2,348	1,898	450	24%
Total consumer	81,541	63,846	17,695	28%
Commercial	11,610	13,743	(2,133)	(16)%
Total loans	$93,151	$77,589	$15,562	20%
Total assets	$111,754	$92,891	$18,863	20%
Deposits
Noninterest-bearing	$64,058	$44,845	$19,213	43%
Interest-bearing	201,021	163,389	37,632	23%
Total deposits	$265,079	$208,234	$56,845	27%
Performance Ratios
Return on average assets	1.23%	2.65%
Noninterest income to total revenue	33%	32%
Efficiency	83%	73%
14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for three months ended March 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Supplemental Noninterest Income Information
Asset management and brokerage fees	$134	$102	$32	31%
Card and cash management	$308	$264	$44	17%
Lending and deposit services	$164	$134	$30	22%
Residential and commercial mortgage	$99	$105	$(6)	(6)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$135	$117	$18	15%
Serviced portfolio acquisitions	$6	$7	$(1)	(14)%
MSR asset value (b)	$1.3	$1.0	$0.3	30%
MSR capitalization value (in basis points) (b)	98	83	15	18%
Servicing income: (in millions)
Servicing fees, net (c)	$33	$5	$28	*
Mortgage servicing rights valuation, net of economic hedge	$2	$14	$(12)	(86)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$5.1	$4.3	$0.8	19%
Loan sale margin percentage	2.45%	3.28%
Percentage of originations represented by:
Purchase volume (d)	42%	34%
Refinance volume	58%	66%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	64%	66%
Digital consumer customers (f)	78%	79%
Credit-related statistics
Nonperforming assets	$1,168	$1,229	$(61)	(5)%
Net charge-offs - loans and leases	$141	$108	$33	31%
Other statistics
ATMs	9,502	8,874	628	7%
Branches (g)	2,591	2,137	454	21%
Brokerage account client assets (in billions) (h)	$74	$61	$13	21%
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

Retail Banking earnings for the first quarter of 2022 decreased $267 million compared with the same period in 2021 primarily due to increased noninterest expense and a lower provision recapture, partially offset by higher revenue.

Net interest income increased primarily due to growth in average deposit and loan balances, reflecting the BBVA acquisition, along with wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income increased due to higher card and cash management revenue, driven by debit card, credit card, and merchant services, higher asset management and brokerage fees and lending and deposit services which benefited from the addition of BBVA customers and increased business activity.

Provision recapture in the first three months of 2022 was primarily driven by the impact of improved COVID-19 related economic conditions and changes in portfolio composition.

Noninterest expense increased primarily as a result of the impact of BBVA operating expenses, increased operational losses, personnel, technology and customer related transaction costs.

The PNC Financial Services Group, Inc. – Form 10-Q 15

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In the first three months of 2022, average total deposits increased compared to the same period in 2021 primarily driven by growth in demand and savings deposits which benefited from the impact of the BBVA acquisition and elevated balances from government stimulus payments.

Retail Banking average total loans increased in the first three months of 2022 compared with the same period in 2021. Average consumer loans increased 28% due to the impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in their loan portfolio. In addition, average residential real estate loans increased due to continued strength in portfolio originations. Average commercial loans decreased primarily due to forgiveness of PPP loans.

As a result of the BBVA acquisition, we have become a coast-to-coast retail bank and added over 600 branches across seven states to our network. We continue to execute our national expansion strategy, which is designed to grow customers with digitally-led banking and a thin branch network utilizing solution centers as we expand into new markets. Solution centers are an emerging branch operating model with a distinctive layout, where routine transactions are supported through a combination of technology and skilled banker assistance to create personalized experiences. The primary focus of the solution center is to bring a community element to our digital banking capabilities and provide a collaborative environment that connects our customers with our solutions and services, beyond deposits and withdrawals. In total, we have opened 33 solution centers within the markets of Boston, Dallas/Fort Worth, Denver, Houston, Kansas City, Minneapolis, Nashville and Phoenix. In our expansion markets we offer several digital products including Virtual Wallet® and savings and deposit products, and unsecured installment and small business loans.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of customers by providing a broad range of liquidity, banking and investment products. In 2021, we successfully rolled out Low Cash Mode® to all Virtual Wallet® customers providing them with the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts, and controls to choose whether to return certain debits rather than the bank making the decision.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result, have closed 39 branches in the first three months of 2022, consistent with our plan.
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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions	2022	2021	$	%
Income Statement
Net interest income	$1,160	$1,001	$159	16%
Noninterest income	804	807	(3)	—
Total revenue	1,964	1,808	156	9%
Provision for (recapture of) credit losses	(118)	(282)	164	58%
Noninterest expense	837	711	126	18%
Pretax earnings	1,245	1,379	(134)	(10)%
Income taxes	285	318	(33)	(10)%
Noncontrolling interests	4	3	1	33%
Earnings	$956	$1,058	$(102)	(10)%
Average Balance Sheet
Loans held for sale	$628	$691	$(63)	(9)%
Loans
Commercial
Commercial and industrial	$141,622	$114,944	$26,678	23%
Commercial real estate	32,433	27,182	5,251	19%
Equipment lease financing	6,099	6,332	(233)	(4)%
Total commercial	180,154	148,458	31,696	21%
Consumer	8	9	(1)	(11)%
Total loans	$180,162	$148,467	$31,695	21%
Total assets	$200,724	$170,531	$30,193	18%
Deposits
Noninterest-bearing	$86,178	$66,666	$19,512	29%
Interest-bearing	68,429	69,668	(1,239)	(2)%
Total deposits	$154,607	$136,334	$18,273	13%
Performance Ratios
Return on average assets	1.93%	2.52%
Noninterest income to total revenue	41%	45%
Efficiency	43%	39%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$546	$494	$52	11%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$16	$30	$(14)	(47)%
Commercial mortgage loan servicing income (d)	68	90	(22)	(24)%
Commercial mortgage servicing rights valuation, net of economic hedge	13	17	(4)	(24)%
Total	$97	$137	$(40)	(29)%
MSR asset value (e)	$886	$702	$184	26%
Average loans by C&IB business
Corporate Banking	$92,503	$74,459	$18,044	24%
Real Estate	43,213	38,395	4,818	13%
Business Credit	26,535	21,552	4,983	23%
Commercial Banking	10,045	10,807	(762)	(7)%
Other	7,866	3,254	4,612	142%
Total average loans	$180,162	$148,467	$31,695	21%
Credit-related statistics
Nonperforming assets (e)	$866	$658	$208	32%
Net charge-offs - loans and leases	$(1)	$44	$(45)	(102)%
*- Not Meaningful
(a)See the additional revenue discussion regarding treasury management and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
(b)Amounts are reported in net interest income and noninterest income.
(c)Represents commercial mortgage banking income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
The PNC Financial Services Group, Inc. – Form 10-Q 17

(d)Represents net interest income and noninterest income from loan servicing, net of reduction in commercial mortgage servicing rights due to amortization expense and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(e)As of March 31.

Corporate & Institutional Banking earnings in the first three months of 2022 decreased $102 million compared with the same period in 2021 driven by a lower provision recapture and higher noninterest expense, partially offset by higher net interest income.

Net interest income increased in the comparison primarily due to higher average loan and deposit balances reflecting the BBVA acquisition and organic growth, as well as wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income in the comparison was largely stable as lower capital markets related fees and commercial mortgage banking activities were mostly offset by higher treasury management product revenue.

Provision recapture in the first three months of 2022 was primarily driven by the impact of improved COVID-19 related economic conditions.

Noninterest expense increased in the comparison largely due to the BBVA acquisition and higher personnel costs associated with increased business activity.

Average loans increased compared with the three months ended March 31, 2021 due to increases in Corporate Banking, Business Credit and Real Estate, partially offset by decreases in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased reflecting loans from BBVA, higher average utilization of loan commitments and new production.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased primarily driven by loans from BBVA, higher utilization of loan commitments and new production.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA, partially offset by lower commercial mortgage and multifamily agency warehouse lending.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by PPP loan forgiveness, partially offset by loans from BBVA.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased in the comparison reflecting deposits from BBVA. We continue to actively monitor the interest rate environment and make adjustments to evolving market conditions, bank funding needs and client relationship dynamics.

In 2021, the BBVA acquisition accelerated Corporate & Institutional Banking’s geographic expansion. Following the BBVA acquisition and our de novo expansion efforts, we are now a coast-to-coast franchise and operate in the largest 30 U.S. metropolitan statistical areas. These expanded locations complement Corporate & Institutional Banking’s national businesses with a significant presence in these cities and our full suite of commercial products and services is now offered nationally.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets related products and services and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses. The Other Information section in Table 12 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central and South America. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services.
18    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first three months of 2021, treasury management revenue increased due to higher noninterest income and higher deposit balances, including the impact of the acquisition of BBVA, partially offset by narrower interest rate spreads on the value of deposits.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower commercial mortgage servicing income and lower revenue from commercial mortgage loans held for sale.

Capital markets related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The Consolidated Income Statement includes the noninterest income to PNC for capital markets related products and services. Compared with the first three months of 2021, capital markets related noninterest income decreased due to lower credit valuation on customer-related derivatives activities, lower advisory revenue and lower underwriting fees. These decreases were partially offset by higher loan syndication fees.
The PNC Financial Services Group, Inc. – Form 10-Q 19

Asset Management Group

The Asset Management Group strives to be the leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to affluent individuals and institutions by endeavoring to proactively deliver value-added ideas, solutions and exceptional service. Asset Management Group’s priorities are to serve our clients' financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.

Table 13: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$138	$93	$45	48%
Noninterest income	248	229	19	8%
Total revenue	386	322	64	20%
Provision for (recapture of) credit losses	2	(9)	11	*
Noninterest expense	251	202	49	24%
Pretax earnings	133	129	4	3%
Income taxes	31	30	1	3%
Earnings	$102	$99	$3	3%
Average Balance Sheet
Loans
Consumer
Residential real estate	$6,989	$3,635	$3,354	92%
Other consumer	4,541	4,008	533	13%
Total consumer	11,530	7,643	3,887	51%
Commercial	1,848	756	1,092	144%
Total loans	$13,378	$8,399	$4,979	59%
Total assets	$13,801	$8,873	$4,928	56%
Deposits
Noninterest-bearing	$3,458	$1,754	$1,704	97%
Interest-bearing	29,830	18,825	11,005	58%
Total deposits	$33,288	$20,579	$12,709	62%
Performance Ratios
Return on average assets	3.00%	4.52%
Noninterest income to total revenue	64%	71%
Efficiency	65%	63%
Supplemental Noninterest Income Information
Asset management fees	$241	$226	$15	7%
Brokerage fees	2		2	*
Total	$243	$226	$17	8%
Other Information
Nonperforming assets (a)	$72	$68	$4	6%
Net charge-offs - loans and leases	$2		$2	*
Brokerage account client assets (in billions) (a)	$5		$5	*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$182	$173	$9	5%
Nondiscretionary client assets under administration	165	161	4	2%
Total	$347	$334	$13	4%
Discretionary client assets under management
PNC Private Bank	$115	$110	$5	5%
Institutional Asset Management	67	63	4	6%
Total	$182	$173	$9	5%
* - Not meaningful
(a)As of March 31.
(b)Excludes brokerage account client assets.

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves. The business seeks to deliver high quality banking, trust, and investment management services to our emerging affluent, high net worth and ultra-high net worth clients through a broad array of products and services.

20    The PNC Financial Services Group, Inc. – Form 10-Q

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

Asset Management Group earnings in the first three months of 2022 increased $3 million compared with the same period in 2021 primarily due to the benefit of BBVA.

Net interest income increased due to growth in average loan and deposit balances, reflecting the BBVA acquisition and organic growth. This was partially offset by narrower interest rate spreads on deposits.

The increase in noninterest income was primarily attributable to increases in the average equity markets and the benefit of BBVA.

Noninterest expense increased due to the impact of BBVA operations and higher personnel expense.

Discretionary client assets under management increased in comparison to the prior year primarily due to the benefit of BBVA and higher equity markets as of March 31, 2022.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2021 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2021 Form 10-K provides an analysis of the firm's Capital Management and our key areas of risk, which include but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security).

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2021 Form 10-K. The following provides additional information around our loan portfolio, which is our most significant concentration of credit risk.

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

The PNC Financial Services Group, Inc. – Form 10-Q 21

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 54% and 53% of our total loan portfolio at March 31, 2022 and December 31, 2021, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geographies that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified as shown in the following table which provides a breakout by industry classification (classified based on the North American Industry Classification System).

Table 15: Commercial and Industrial Loans by Industry

	March 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$25,035	16%	$22,597	15%
Retail/wholesale trade	25,027	16	22,803	15
Service providers	20,584	13	20,750	14
Financial services	17,674	11	17,950	12
Real estate related (a)	15,459	10	15,123	10
Technology, media & telecommunications	10,684	7	10,070	7
Health care	9,810	6	9,944	7
Transportation and warehousing	7,209	5	7,136	5
Other industries	26,392	16	26,560	15
Total commercial and industrial loans	$157,874	100%	$152,933	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial and industrial loan growth from December 31, 2021 was driven by increased utilization of loan commitments and new loan production, partially offset by PPP loan forgiveness. PPP loans outstanding totaled $1.8 billion and $3.4 billion at March 31, 2022 and December 31, 2021, respectively.

Commercial Real Estate
Commercial real estate loans comprised $19.3 billion related to commercial mortgages on income-producing properties, $7.0 billion of real estate construction project loans and $7.9 billion of intermediate term financing loans as of March 31, 2022. Comparable amounts as of December 31, 2021 were $18.6 billion, $7.3 billion and $8.1 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,661	17%	$5,561	16%
Texas	3,634	11	3,458	10
Florida	2,918	9	2,987	9
Virginia	1,645	5	1,720	5
Maryland	1,618	5	1,557	5
Pennsylvania	1,503	4	1,482	4
Colorado	1,215	4	1,126	3
Ohio	1,152	3	1,219	4
Illinois	1,128	3	970	3
New Jersey	995	3	982	3
Other	12,702	36	12,953	38
Total commercial real estate loans	$34,171	100%	$34,015	100%
Property Type (a)
Multifamily	$11,155	33%	$10,581	31%
Office	9,783	29	9,547	28
Retail	3,297	10	3,570	10
Industrial/warehouse	2,673	8	2,413	7
Seniors housing	2,412	7	2,602	8
Hotel/motel	2,011	6	2,008	6
Mixed use	697	2	724	2
Other	2,143	5	2,570	8
Total commercial real estate loans	$34,171	100%	$34,015	100%
(a)    Presented in descending order based on loan balances at March 31, 2022.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of growing uncertainty. Evolving conditions suggest a structural change for office demand moving forward; however, the change is anticipated to evolve over time. PNC continues to closely monitor our exposure in the office sector as these concerns develop, and while internal risk assessments have moved moderately higher, we have not seen a notable change in performance at this time.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2022 and December 31, 2021.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 17: Residential Real Estate Loan Statistics

	March 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$15,978	38%	$15,041	38%
Texas	4,283	10	4,397	11
Florida	3,167	8	3,124	8
Washington	2,132	5	1,909	5
New Jersey	1,713	4	1,660	4
Arizona	1,412	3	1,435	4
New York	1,361	3	1,279	3
Colorado	1,141	3	1,145	3
Pennsylvania	1,093	3	1,069	3
Illinois	943	2	957	2
Other	8,343	21	7,696	19
Total residential real estate loans	$41,566	100%	$39,712	100%
	March 31, 2022		December 31, 2021
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		775
LTV of loan originations		67%		67%
(a)Presented in descending order based on loan balances at March 31, 2022.
(b)Weighted-averages calculated for the twelve months ended March 31, 2022 and December 31, 2021, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $36.2 billion at March 31, 2022 with 43% located in California. Comparable amounts at December 31, 2021 were $34.9 billion and 42%, respectively.

Home Equity
Home equity loans comprised $16.6 billion of primarily variable-rate home equity lines of credit and $7.6 billion of closed-end home equity installment loans at March 31, 2022. Comparable amounts were $15.8 billion and $8.3 billion as of December 31, 2021, respectively.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 18: Home Equity Loan Statistics

	March 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,106	21%	$5,108	21%
New Jersey	3,123	13	3,117	13
Ohio	2,376	10	2,398	10
Florida	1,755	7	1,701	7
Michigan	1,252	5	1,246	5
Maryland	1,200	5	1,206	5
Illinois	1,126	5	1,154	5
Texas	966	4	978	4
North Carolina	928	4	918	4
California	769	3	705	3
Other	5,584	23	5,530	23
Total home equity loans	$24,185	100%	$24,061	100%
Lien type
1st lien		62%		62%
2nd lien		38		38
Total		100%		100%
Weighted-average loan origination statistics (b)	March 31, 2022		December 31, 2021
Loan origination FICO score		780		782
LTV of loan originations		67%		66%
(a)Presented in descending order based on loan balances at March 31, 2022.
(b)Weighted-averages calculated for the twelve months ended March 31, 2022 and December 31, 2021, respectively.

Automobile
Auto loans comprised $14.8 billion in the indirect auto portfolio and $1.2 billion in the direct auto portfolio as of March 31, 2022. Comparable amounts as of December 31, 2021 were $15.4 billion and $1.2 billion, respectively. The indirect auto portfolio consists of loans originated through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Statistics (a)

	March 31, 2022	December 31, 2021
Weighted-average loan origination FICO score (b)
Indirect auto	791	791
Direct auto	776	775
Weighted-average term of loan originations - in months
Indirect auto	72	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended March 31, 2022 and December 31, 2021, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. At March 31, 2022, the portfolio balance was composed of 52% new vehicle loans and 48% used vehicle loans. Comparable amounts at December 31, 2021 were 53% and 47%, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	March 31, 2022	December 31, 2021	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$998	$1,168	$(170)	(15)%
Consumer (a)	1,300	1,312	(12)	(1)%
Total nonperforming loans	2,298	2,480	(182)	(7)%
OREO and foreclosed assets	26	26		—
Total nonperforming assets	$2,324	$2,506	$(182)	(7)%
TDRs included in nonperforming loans	$916	$988	$(72)	(7)%
Percentage of total nonperforming loans	40%	40%
Nonperforming loans to total loans	0.78%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.79%	0.87%
Nonperforming assets to total assets	0.43%	0.45%
Allowance for loan and lease losses to nonperforming loans	198%	196%
Allowance for credit losses to nonperforming loans (b)	226%	223%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2022 and 2021:

Table 21: Change in Nonperforming Assets

In millions	2022	2021
January 1	$2,506	$2,337
New nonperforming assets	346	249
Charge-offs and valuation adjustments	(62)	(70)
Principal activity, including paydowns and payoffs	(274)	(186)
Asset sales and transfers to loans held for sale	(21)	(86)
Returned to performing status	(171)	(65)
March 31	$2,324	$2,179

As of March 31, 2022, approximately 98% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 42% of total residential real estate nonperforming loans while home equity TDRs comprised 34% of home equity nonperforming loans at March 31, 2022. Comparable amounts at December 31, 2021 were 42% and 36%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See Troubled Debt Restructurings and Loan Modifications within this Credit Risk Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment and the continuing effects of the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.
The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31 2022	December 31 2021	Change		March 31 2022	December 31 2021
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$855	$1,011	$(156)	(15)%	0.29%	0.35%
Accruing loans past due 60 to 89 days	310	355	(45)	(13)%	0.11%	0.12%
Total early stage loan delinquencies	1,165	1,366	(201)	(15)%	0.40%	0.47%
Late stage loan delinquencies
Accruing loans past due 90 days or more	534	619	(85)	(14)%	0.18%	0.21%
Total accruing loans past due	$1,699	$1,985	$(286)	(14)%	0.58%	0.69%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion and $0.5 billion at March 31, 2022 and December 31, 2021, respectively.

The decline in accruing loans past due from December 31, 2021 was primarily driven by the resolution of BBVA conversion-related administrative and operational delays.

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

Troubled Debt Restructurings and Loan Modifications
Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Loans to borrowers experiencing COVID-19 related hardships that met certain criteria under the CARES Act were not categorized as TDRs during the relief period, which expired on January 1, 2022. Consistent with the expiration of the CARES Act TDR relief (and as amended by the Consolidated Appropriations Act), loans that experience a COVID-19 related hardship and are restructured after January 1, 2022 are subject to existing GAAP guidance related to TDRs.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table provides a summary of troubled debt restructurings at March 31, 2022 and December 31, 2021, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	March 31 2022	December 31 2021	Change
Dollars in millions			$	%
Commercial	$631	$672	$(41)	(6)%
Consumer	887	919	(32)	(3)%
Total TDRs	$1,518	$1,591	$(73)	(5)%
Nonperforming	$916	$988	$(72)	(7)%
Accruing (b)	602	603	(1)	—
Total TDRs	$1,518	$1,591	$(73)	(5)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 40% of total nonperforming loans and 60% of total TDRs at March 31, 2022. Comparable amounts at December 31, 2021 were 40% and 62%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional information on TDRs.

Loan Modifications
PNC provides relief to our customers through a variety of solutions. Commercial loan and lease modifications are based on each individual borrower’s situation and may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal. Consumer loan modifications are evaluated under our hardship relief programs, including COVID-19 related hardships that extended beyond the initial relief period.

See Troubled Debt Restructurings within this Credit Risk Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

For additional information related to loan modifications granted in response to the economic impacts of COVID-19, see the Credit Risk Management portion of the Risk Management section of our 2021 Form 10-K.

Allowance for Credit Losses
Our ACL is based on historical loss and performance experience, which is captured through current PD, as well as current borrower and transaction characteristics, including borrower repayment status, consumer credit scores, collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K and the Credit Risk Management section within Item 7 of our 2021 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of March 31, 2022.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	March 31, 2022			December 31, 2021
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,884	$157,874	1.19%	$1,879	$152,933	1.23%
Commercial real estate	1,034	34,171	3.03%	1,216	34,015	3.57%
Equipment lease financing	85	6,216	1.37%	90	6,130	1.47%
Total commercial	3,003	198,261	1.51%	3,185	193,078	1.65%
Consumer
Residential real estate	25	41,566	0.06%	21	39,712	0.05%
Home equity	170	24,185	0.70%	149	24,061	0.62%
Automobile	276	16,001	1.72%	372	16,635	2.24%
Credit card	708	6,464	10.95%	712	6,626	10.75%
Education	66	2,441	2.70%	71	2,533	2.80%
Other consumer	310	5,539	5.60%	358	5,727	6.25%
Total consumer	1,555	96,196	1.62%	1,683	95,294	1.77%
Total	4,558	$294,457	1.55%	4,868	$288,372	1.69%
Allowance for unfunded lending related commitments	639			662
Allowance for credit losses	$5,197			$5,530
Allowance for credit losses to total loans			1.76%			1.92%
Commercial			1.81%			1.94%
Consumer			1.67%			1.87%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $158 million and $171 million at March 31, 2022 and December 31, 2021, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2022
Commercial
Commercial and industrial	$41	$30	$11	0.03%
Commercial real estate	10	1	9	0.11%
Equipment lease financing	1	3	(2)	(0.13)%
Total commercial	52	34	18	0.04%
Consumer
Residential real estate	7	5	2	0.02%
Home equity	4	21	(17)	(0.29)%
Automobile	52	31	21	0.52%
Credit card	68	12	56	3.54%
Education	4	1	3	0.48%
Other consumer	64	10	54	3.88%
Total consumer	199	80	119	0.51%
Total	$251	$114	$137	0.19%
2021
Commercial
Commercial and industrial	$59	$14	$45	0.14%
Commercial real estate	5	1	4	0.06%
Equipment lease financing	5	3	2	0.13%
Total commercial	69	18	51	0.13%
Consumer
Residential real estate	4	5	(1)	(0.02)%
Home equity	7	17	(10)	(0.17)%
Automobile	52	38	14	0.41%
Credit card	69	12	57	3.97%
Education	5	2	3	0.41%
Other consumer	37	5	32	2.84%
Total consumer	174	79	95	0.53%
Total	$243	$97	$146	0.25%

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2021 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily, and as of March 31, 2022, the LCR for PNC and PNC Bank exceeded the minimum requirement of 100%.

The NSFR, which became effective on July 1, 2021, is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank are required to calculate the NSFR on an ongoing basis, and as of March 31, 2022, the NSFR for PNC and PNC Bank exceeded the minimum requirement of 100%.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.

30    The PNC Financial Services Group, Inc. – Form 10-Q

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $450.2 billion at March 31, 2022 from $457.3 billion at December 31, 2021, driven by decreases in both noninterest-bearing and interest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At March 31, 2022, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $59.9 billion and securities available for sale totaling $112.3 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included $18.3 billion of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $7.9 billion of securities held to maturity were also pledged as collateral for these purposes.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review and Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2022
January 1	$27.7
Calls and maturities	(3.8)
Other	(0.9)
March 31	$23.0
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2022, PNC Bank had $11.0 billion of notes outstanding under this program of which $6.0 billion were senior bank notes and $5.0 billion were subordinated bank notes.
The following table details PNC Bank note redemptions in the first quarter of 2022:

Table 27: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
January 18, 2022	$1.25 billion	All outstanding senior bank notes with an original scheduled maturity date of February 17, 2022. The securities had a distribution rate of 2.625%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of January 18, 2022.
February 24, 2022	$1.0 billion	All outstanding senior floating rate bank notes with an original scheduled maturity date of February 24, 2023. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 24, 2022.
February 24, 2022	$500 million	All outstanding senior bank notes with an original scheduled maturity date of February 24, 2023. The securities had a distribution rate of 1.743%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 24, 2022.

See Note 16 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for details on the $750 million bank note redemption announced on April 29, 2022.

PNC Bank maintains additional secured borrowing capacity with the FHLB and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2022, our unused secured borrowing capacity at the FHLB and the Federal Reserve Bank totaled $96.2 billion.
The PNC Financial Services Group, Inc. – Form 10-Q 31

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At March 31, 2022, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank, or through issuing its senior unsecured notes.

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

At March 31, 2022, available parent company liquidity totaled $7.4 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $1.9 billion at March 31, 2022. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in our 2021 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At March 31, 2022, there were no commercial paper issuances outstanding.

The following table details Parent Company note redemptions in the first quarter of 2022:
Table 28: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
February 7, 2022	$1.0 billion	$1.0 billion of senior notes with a maturity date of March 8, 2022. The securities had a distribution rate of 3.30%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 7, 2022.

Parent company senior and subordinated debt outstanding totaled $9.9 billion and $11.4 billion at March 31, 2022 and December 31, 2021, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section of our 2021 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments in the Notes To Consolidated Financial Statements of this Report.

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

32    The PNC Financial Services Group, Inc. – Form 10-Q

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
The following table presents credit ratings for PNC and PNC Bank as of March 31, 2022:
Table 29: Credit Ratings for PNC and PNC Bank

March 31, 2022
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities is included in the Supervision and Regulation section of Item 1 of our 2021 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

See Note 16 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for details regarding the Series U preferred stock issuance.

In the first quarter of 2022, we returned $1.7 billion of capital to shareholders through $1.2 billion of common share repurchases, representing 6.4 million shares, and $0.5 billion of dividends on common shares. The SCB framework allows for capital returns in amounts up to the level of capital in excess of the SCB minimum. Consistent with the flexibility provided under the SCB framework, our Board of Directors has recently authorized a new share repurchase structure, under the already approved authorization for repurchases of up to 100 million common shares, of which approximately 64% were still available at March 31, 2022. This structure allows for the continuation of our recent quarterly average share repurchase levels as well as the flexibility to increase those levels should conditions warrant.

On April 1, 2022, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.50 per share, an increase of 25 cents per share, or 20%, effective with the May 5, 2022 dividend payment.

The PNC Financial Services Group, Inc. – Form 10-Q 33

Table 30: Basel III Capital

	March 31, 2022
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(1,158)	$(1,158)
Retained earnings	51,782	51,058
Goodwill, net of associated deferred tax liabilities	(10,701)	(10,701)
Other disallowed intangibles, net of deferred tax liabilities	(413)	(413)
Other adjustments/(deductions)	(63)	(68)
Common equity Tier 1 capital (c)	39,447	38,718
Additional Tier 1 capital
Preferred stock plus related surplus	5,010	5,010
Tier 1 capital	44,457	43,728
Additional Tier 2 capital
Qualifying subordinated debt	3,267	3,267
Eligible credit reserves includable in Tier 2 capital	4,058	4,774
Total Basel III capital	$51,782	$51,769
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$397,455	$397,737
Average quarterly adjusted total assets	$543,505	$542,777
Supplementary leverage exposure (e)	$638,524	$638,520
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.9%	9.7%
Tier 1	11.2%	11.0%
Total	13.0%	13.0%
Leverage (g)	8.2%	8.1%
Supplementary leverage ratio (e)	7.0%	6.8%
(a)The ratios are calculated to reflect PNC’s election to adopt the CECL five-year transition provisions. Effective for the first quarter 2022, PNC is now in the three-year transition period and the full impact of the CECL standard is being phased-in to regulatory capital over the next three years.
(b)The ratios are calculated to reflect the full impact of CECL and excludes the benefits of the optional five-year transition.
(c)As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available for sale securities and pension and other post-retirement plans from CET1 capital.
(d)Basel III standardized approach risk-weighted assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
(e)The Supplementary leverage ratio is calculated based on Tier 1 capital divided by Supplementary leverage exposure, which takes into account the quarterly average of both on balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts.
(f)All ratios are calculated using the regulatory capital methodology applicable to PNC and calculated based on the standardized approach.
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
The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital over the next three years. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.
At March 31, 2022, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient
34    The PNC Financial Services Group, Inc. – Form 10-Q

to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our March 31, 2022 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management Section in our 2021 Form 10-K for additional discussion regarding market risk.

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
Sensitivity results and market interest rate benchmarks for the first quarters of 2022 and 2021 follow:

Table 31: Interest Sensitivity Analysis

	First Quarter 2022	First Quarter 2021
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	4.6%	4.8%
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	7.3%	12.1%
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 32 reflects the percentage change in net interest income over the next two 12-month periods, assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	March 31, 2022
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	7.8%	9.8%	(1.3)%
Second year sensitivity	7.9%	6.5%	(4.3)%

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

The PNC Financial Services Group, Inc. – Form 10-Q 35

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward.
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2022 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

LIBOR Transition
The scheduled discontinuance of the requirement that banks submit rates for the calculation of LIBOR after June 30, 2023 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. For more discussion regarding the transition from LIBOR, see the Risk Management section in Item 7 of our 2021 Form 10-K.

Key efforts related to our transition plan to date have included:
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

PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, and nonconforming adjustable rate residential mortgages using SOFR and private student loans using Prime. Alternative rates including, but not limited to, the Bloomberg Short Term Bank Yield Index and SOFR are currently being offered to our corporate and commercial customers. The focus for 2022 is planning for the cessation event in 2023 for all lines of business. Corporate & Institutional Banking has initiated amending contracts with inadequate fallback language, working on systems enhancements and continuing with client outreach and education. PNC has provided regular updates to Federal Reserve, OCC and FDIC examination staff regarding its LIBOR cessation and transition plans.
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
36    The PNC Financial Services Group, Inc. – Form 10-Q

portfolios that comprise our customer-related trading activities of which the majority are covered positions as defined by the Market Risk Rule. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits.
See the Market Risk Management – Customer-Related Trading Risk section of our 2021 Form 10-K for more information on our models used to calculate VaR and our backtesting process.
Customer-related trading revenue was $88 million for the three months ended March 31, 2022, compared to $111 million for the three months ended March 31, 2021. The decrease was primarily due to the impact of the changes in credit valuations for customer-related derivative activities and lower customer related trading results. This was partially offset by increased interest rate derivative and foreign exchange client sales revenues.
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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	March 31 2022	December 31 2021	Change
Dollars in millions			$	%
Tax credit investments	$3,953	$3,954	$(1)	—
Private equity and other	3,845	4,226	(381)	(9)%
Total	$7,798	$8,180	$(382)	(5)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.2 billion at both March 31, 2022 and December 31, 2021. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in our 2021 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.9 billion and $1.8 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $1.8 billion was invested directly in a variety of companies and $0.1 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the March 31, 2022 per share closing price of $221.77 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares' limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $20 million for the three months ended March 31, 2022 and $38 million for the three months ended March 31, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 37

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in our Notes To Consolidated Financial Statements in our 2021 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 1 of this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

In March 2022, President Biden issued an executive order on Ensuring Responsible Development of Digital Assets. The order addresses the development of a central bank digital currency in the United States, which has the potential to fundamentally change the business of banking and financial services by, among other things, significantly reducing deposits held at banks. The order directs the Secretary of the Treasury to lead work with a number of relevant agencies on a report due in September 2022 on the future of money and payment systems that will include consideration of the implications, benefits, and risks of a U.S. central bank digital currency, and the actions required to launch a central bank digital currency if doing so is deemed to be in the national interest.

In March 2022, the SEC released a proposed rule that would require public companies, like PNC, to include comprehensive climate-related information in their registration statements and periodic reports, including quantitative and qualitative data, such as the company’s greenhouse gas emissions, certain climate-related financial statement metrics and related disclosures to be included in a note to a registrant’s audited financial statements, whether climate-related risks are reasonably likely to have a material impact over the short, medium, and long term, and the company’s climate-specific governance and risk management processes. The greenhouse gas emissions that would have to be disclosed include the company’s direct emissions from owned or controlled sources (Scope 1), indirect emissions from the company’s consumption of energy purchased from third parties (Scope 2), and, if material or part of a public emission target or goal, indirect emissions from upstream and downstream activities in the company’s value chain (Scope 3). For large companies like PNC, the Scope 1 and 2 emission disclosures would require attestation from a third party. If adopted in 2022, these new requirements would begin to apply to reports filed in 2024, including the 2023 Form 10-K (though disclosure of Scope 3 emissions would be delayed for an additional year).

In March 2022, the SEC released a proposed rule that would impose new disclosure requirements on public companies, like PNC, regarding cybersecurity risk management, strategy, governance, and incident reporting. The SEC’s proposal would require public companies to report material cybersecurity incidents on Form 8-K within four days of determining that a material incident occurred and would require updates about previously reported material cybersecurity incidents through the company’s Forms 10-K and 10-Q. The proposal would also require periodic disclosure of a company’s policies and procedures to identify and manage cybersecurity risks, management’s role and expertise in implementing cybersecurity policies, procedures, and strategies, and the board’s oversight role and cybersecurity expertise. Comments on the proposal are due by May 9, 2022. The SEC’s proposal follows the Federal Reserve, OCC and FDIC November 2021 computer-security incident notification rule, which requires banking organizations to notify their primary federal regulator of certain computer-security incidents within 36 hours, and the Cyber Incident Reporting for Critical Infrastructure Act of 2022, which directs the Cybersecurity and Infrastructure Security Agency to promulgate rules to require certain critical infrastructure entities, including banks like PNC Bank, to report certain cyber incidents within 72 hours and ransomware payments in response to a ransomware attack within 24 hours.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Note 1 Accounting Policies in our 2021 Form 10-K describes the most significant accounting policies that we use to prepare our consolidated financial statements. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and level 3 fair value measurements are described in Critical Accounting Estimates and Judgments in Item 7 of our 2021 Form 10-K. The following details the critical estimates and judgments around the ACL.
38    The PNC Financial Services Group, Inc. – Form 10-Q

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss and performance experience, as well as current borrower and transaction characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors and to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate the ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology limitations. The major drivers of ACL estimates include, but are not limited to:
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

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1
Accounting Policies in our 2021 Form 10-K.

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

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s RAC, and the committee determines and approves CECL scenarios' weights for use for the current reporting period.

The scenarios used for the period ended March 31, 2022 reflect a moderate increase in downside risk compared to December 31, 2021. The current outlook considers the inflationary pressures that have broadened and intensified in recent months, along with the projected impact of the Russian invasion of Ukraine on short-term growth and inflation in the U.S economy. Our economic outlook also accounts for our expectation that the FOMC will raise interest rates more aggressively than what was expected at December 31, 2021, in line with a worsening inflation outlook and FOMC guidance. Despite the increasing downside risks, expectations for growth in 2022 remain solid driven by consumer wealth and liquidity.

We used a number of economic variables in our scenarios, with the most significant drivers being Real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at March 31, 2022 and December 31, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 39

Table 35: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of March 31, 2022
	2022	2023	2024
U.S. Real GDP (a)	2.2%	1.4%	1.3%
U.S. Unemployment Rate (b)	4.3%	4.1%	3.9%
	Assumptions as of December 31, 2021
	2022	2023	2024
U.S. Real GDP (a)	2.8%	1.4%	1.3%
U.S. Unemployment Rate (b)	4.4%	4.1%	3.9%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31 2022, 2023 and 2024, respectively.

Real GDP growth is expected to end 2022 at 2.2% on a weighted average basis, down from the 2.8% assumed at December 31, 2021 due primarily to slower short-term growth in the early part of 2022. Growth then slows to 1.4% and 1.3% in 2023 and 2024 consistent with the weighted average expectations at year-end. The improvement in the labor market has outpaced expectations from the end of 2021. As such, the weighted-average projection of the unemployment rate is expected to end 2022 at 4.3% and 2023 at 4.1%. This is a slight improvement from the weighted-average projections as of December 31, 2021, which had the unemployment rate reaching 4.4% in 2022.

The economy has seen significant recovery from the onset of the pandemic. National macroeconomic indicators, forecasts and performance expectations have all steadily improved, helping to lower overall loss expectations. These improvements continued to be reflected in the reserve releases in the first quarter of 2022, including in certain segments initially impacted by COVID-19 related restrictions. However, for certain portions of our commercial and consumer portfolios, considerable uncertainty remains regarding lifetime losses. For commercial borrowers, there are still lingering concerns around certain industries that have been affected by COVID-19 related restrictions and emerging secular changes. For consumer borrowers, higher inflation risk and fading effects of government stimulus could reduce consumer liquidity and change payment hierarchy. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these segments to ensure our reserves are adequate in the current economic environment. While we retain some portion of COVID-19 related risk, we believe that this continues to reduce with the passage of time. In addition to COVID related concerns, elevated consumer liquidity and increased demand for goods has resulted in pressure on the global supply chain. While global economies continue to recover from the COVID-19 pandemic, manufacturing capacity and delivery times have experienced numerous disruptions. The supply chain reserve impacts observed to-date have been limited to PNC’s commercial and industrial customers. Furthermore, as the conflict between Russia and Ukraine began in late February, supply chain pressures were further stressed as assets, employees, and outputs from both regions are effectively cut off from the global supply chain. The impact of these issues on PNC's customers are quantitatively and qualitatively assessed, with increased risk likely to continue to materialize.

We believe the economic scenarios effectively reflect the distribution of potential economic outcomes. Additionally, through in-depth and granular analysis we have addressed reserve requirements for specific populations most affected in the current environment. Through this approach, we believe the reserve levels appropriately reflect the expected credit losses in the portfolio as of the balance sheet date.

See the following for additional details on the components of our ACL:
•Allowance For Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 3 Investment Securities and Note 4 Loans and Related Allowance for Credit Losses in the Notes To Consolidated Financial Statements included in this Report.

40    The PNC Financial Services Group, Inc. – Form 10-Q

Recently Issued Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Troubled Debt Restructurings and Vintage Disclosures - ASU 2022-02 Issued March 2022
• Required effective date of January 1, 2023; early adoption is permitted.
• Eliminates the accounting guidance for TDRs and requires an entity to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.
• Enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.
• Requires disclosure of current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of CECL.
• Requires a prospective transition approach to all amendments except those related to the recognition and measurement of TDRs (which allow a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings in the period of adoption).

• We are currently working on our plan to adopt the standard. We do not expect the adoption of this standard to materially impact our consolidated results of operations or our consolidated financial position. We are still assessing the changes required to satisfy the new disclosure requirements.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in this Report regarding the impact of new accounting pronouncements which we have adopted.
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2022, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2022, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The impact of the Russia-Ukraine conflict, and associated sanctions, on the global and U.S. economy,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to remain above the economy’s long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
–Supply-chain difficulties will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending
–Inflation accelerated in the second half of 2021 to its fastest pace in decades due to strong demand but limited supplies coming out of the pandemic for some goods and services. Higher energy prices are adding to inflationary pressures in the first half of 2022. Inflation will slow in the second half of 2022 as pandemic-related supply and demand imbalances recede and energy prices stabilize. However, inflation will also broaden throughout the economy due to wage growth. The annual inflation rate will end 2022 above the Federal Reserve’s long-run objective of 2%.
–PNC expects the FOMC to raise the federal funds rate by 0.50% in May, 0.25% in June, 0.50% in July, 0.25% in September and 0.25% in December to reach a range of 2.00% to 2.25% by the end of the year. The FOMC will then further increase the federal funds rate in 2023. Also, the Federal Reserve will start to reduce its balance sheet in the next few months.
–Uncertainty about the outlook has increased with the Russian invasion of Ukraine. It has created additional risk to higher inflation this year, which could lead the FOMC to tighten more aggressively than currently anticipated. In addition, risks to growth and the likelihood of a recession in late 2022 or 2023 have increased.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board's CCAR process.
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
42    The PNC Financial Services Group, Inc. – Form 10-Q

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
•We grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing. Many of these risks and uncertainties are present in our acquisition and integration of BBVA, including its U.S. banking subsidiary, BBVA USA.
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
We provide greater detail regarding these as well as other factors in our 2021 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2022	2021
Interest Income
Loans	$2,293	$1,996
Investment securities	544	421
Other	77	66
Total interest income	2,914	2,483
Interest Expense
Deposits	27	40
Borrowed funds	83	95
Total interest expense	110	135
Net interest income	2,804	2,348
Noninterest Income
Asset management and brokerage	377	328
Capital markets related	252	311
Card and cash management	620	492
Lending and deposit services	269	254
Residential and commercial mortgage	159	187
Other	211	300
Total noninterest income	1,888	1,872
Total revenue	4,692	4,220
Provision For (Recapture of) Credit Losses	(208)	(551)
Noninterest Expense
Personnel	1,717	1,477
Occupancy	258	215
Equipment	331	293
Marketing	61	45
Other	805	544
Total noninterest expense	3,172	2,574
Income before income taxes and noncontrolling interests	1,728	2,197
Income taxes	299	371
Net income	1,429	1,826
Less: Net income attributable to noncontrolling interests	21	10
Preferred stock dividends	45	57
Preferred stock discount accretion and redemptions	2	1
Net income attributable to common shareholders	$1,361	$1,758
Earnings Per Common Share
Basic	$3.23	$4.11
Diluted	$3.23	$4.10
Average Common Shares Outstanding
Basic	420	426
Diluted	420	426
See accompanying Notes To Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2022	2021
Net income	$1,429	$1,826
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(6,315)	(1,194)
Net change in cash flow hedge derivatives	(1,758)	(775)
Pension and other postretirement benefit plan adjustments	54	30
Net change in Other	(3)	1
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(8,022)	(1,938)
Income tax benefit related to items of other comprehensive income	1,882	458
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(6,140)	(1,480)
Comprehensive income (loss)	(4,711)	346
Less: Comprehensive income attributable to noncontrolling interests	21	10
Comprehensive income (loss) attributable to PNC	$(4,732)	$336
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2022	December 31 2021
In millions, except par value
Assets
Cash and due from banks	$7,572	$8,004
Interest-earning deposits with banks	48,776	74,250
Loans held for sale (a)	1,506	2,231
Investment securities – available for sale	112,313	131,536
Investment securities – held to maturity	20,098	1,426
Loans (a)	294,457	288,372
Allowance for loan and lease losses	(4,558)	(4,868)
Net loans	289,899	283,504
Equity investments	7,798	8,180
Mortgage servicing rights	2,208	1,818
Goodwill	10,916	10,916
Other (a)	40,160	35,326
Total assets	$541,246	$557,191
Liabilities
Deposits
Noninterest-bearing	$150,798	$155,175
Interest-bearing	299,399	302,103
Total deposits	450,197	457,278
Borrowed funds
Federal Home Loan Bank borrowings
Bank notes and senior debt	16,206	20,661
Subordinated debt	6,766	6,996
Other (b)	3,599	3,127
Total borrowed funds	26,571	30,784
Allowance for unfunded lending related commitments	639	662
Accrued expenses and other liabilities	14,623	12,741
Total liabilities	492,030	501,465
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,713	2,713
Capital surplus	17,487	17,457
Retained earnings	51,058	50,228
Accumulated other comprehensive income (loss)	(5,731)	409
Common stock held in treasury at cost: 128 and 123 shares	(16,346)	(15,112)
Total shareholders’ equity	49,181	55,695
Noncontrolling interests	35	31
Total equity	49,216	55,726
Total liabilities and equity	$541,246	$557,191
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.3 billion, Loans held for investment of $1.4 billion and Other assets of $0.1 billion at March 31, 2022. Comparable amounts at December 31, 2021 were $1.9 billion, $1.5 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included Other borrowed funds of less than $0.1 billion at both March 31, 2022 and December 31, 2021, for which we have elected the fair value option.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2022	2021
Operating Activities
Net income	$1,429	$1,826
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(208)	(551)
Depreciation and amortization	385	375
Deferred income taxes (benefit)	61	(138)
Changes in fair value of mortgage servicing rights	(264)	(323)
Net change in
Trading securities and other short-term investments	(1,024)	564
Loans held for sale and related securitization activity	642	(342)
Other assets	(3,024)	(822)
Accrued expenses and other liabilities	969	245
Other	45	(54)
Net cash provided (used) by operating activities	$(989)	$780
Investing Activities
Sales
Securities available for sale	$2,561	$5,558
Loans	268	406
Repayments/maturities
Securities available for sale	6,639	7,263
Securities held to maturity	57	14
Purchases
Securities available for sale	(15,599)	(22,094)
Securities held to maturity	(1)	(21)
Loans	(807)	(778)
Net change in
Federal funds sold and resale agreements	(478)	(136)
Interest-earning deposits with banks	25,474	(988)
Loans	(5,631)	5,043
Other	224	(339)
Net cash provided (used) by investing activities	$12,707	$(6,072)
(continued on following page)
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Three months ended March 31
	2022	2021
Financing Activities
Net change in
Noninterest-bearing deposits	$(4,350)	$8,096
Interest-bearing deposits	(2,704)	1,718
Federal funds purchased and repurchase agreements	16	(3)
Other borrowed funds	471	168
Sales/issuances
Other borrowed funds	289	188
Common and treasury stock	22	27
Repayments/maturities
Federal Home Loan Bank borrowings		(2,000)
Bank notes and senior debt	(3,750)	(1,650)
Other borrowed funds	(289)	(198)
Acquisition of treasury stock	(1,279)	(66)
Preferred stock cash dividends paid	(45)	(57)
Common stock cash dividends paid	(531)	(493)
Net cash provided (used) by financing activities	$(12,150)	$5,730
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(432)	$438
Cash and due from banks and restricted cash at beginning of period	8,004	7,017
Cash and due from banks and restricted cash at end of period	$7,572	$7,455
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$6,971	$6,698
Restricted cash	601	757
Cash and due from banks and restricted cash at end of period	$7,572	$7,455
Supplemental Disclosures
Interest paid	$85	$188
Income taxes paid	$16	$15
Income taxes refunded	$3	$4
Leased assets obtained in exchange for new operating lease liabilities	$43	$12
Non-cash Investing and Financing Items
Transfer from securities available for sale to securities held to maturity (a)	$20,041
Transfer from loans to loans held for sale, net	$137	$344
Transfer from loans to foreclosed assets	$8	$7
(a)During the first quarter of 2022, we transferred securities from available for sale to held to maturity in a non-cash transaction. The amount of $20.0 billion includes the fair value of the securities of $18.7 billion and net pretax unrealized losses of $1.3 billion included in AOCI. See Note 3 Investment Securities for more detailed information on the transfer.

See accompanying Notes To Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 92 for a glossary of certain terms and acronyms used in this Report.

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

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results for the three months ended March 31, 2022 reflect the benefit of BBVA's acquired business operations. PNC's balance sheets at March 31, 2022 and December 31, 2021 include BBVA's balances. See Note 2 Acquisition and Divestiture Activity for additional information related to this acquisition.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2021 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2021 Form 10-K for a detailed description of significant accounting policies. These interim consolidated financial statements serve to update our 2021 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been no significant changes to our accounting policies as disclosed in our 2021 Form 10-K.

Noninterest Income Presentation

Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. A description of each revenue stream follows:

Asset management and brokerage includes revenue from our asset management and retail brokerage businesses. Asset management services include investment management, custody, retirement planning, family planning, trust management and retirement administration. Brokerage services offer retail customers a wide range of investment options, including mutual funds, annuities, stock, bonds and managed accounts.

Capital markets related includes revenue from services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting, credit valuation adjustments related to the derivatives portfolio and customer-related trading.

Card and cash management includes revenue primarily from debit and credit card activities, inclusive of credit card points and rewards, treasury management services and ATM fees. Debit and credit card activities include interchange revenue and merchant
The PNC Financial Services Group, Inc. – Form 10-Q 49

service fees. Treasury management services include cash and investment management, receivables and disbursement management, funds transfer, international payment and access to online/mobile information management and reporting.

Lending and deposit services includes revenue primarily related to service charges on deposits, loan commitment and usage fees, the issuance of standby letters of credit, operating lease income and long-term care and insurance products.

Residential and commercial mortgage includes the gain and loss on sale of mortgages, revenue related to our mortgage servicing responsibilities, mortgage servicing rights valuation adjustments and net gains on originations and sales of loans held for sale.

Other noninterest income is primarily composed of private equity revenue, net securities gains and losses, activity related to our equity investment in Visa and gains and losses on asset sales.

See Note 15 Fee-Based Revenue from Contracts with Customers for additional details related to these revenue streams within the scope of ASC 606 - Revenue from Contracts with Customers.

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
• Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020.
 • Refer to Note 1 Accounting Policies in the 2021 Form 10-K for more information on elections of optional expedients that occurred in 2020 and 2021.
 • We did not make any additional elections for the first quarter of 2022. We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 2 ACQUISITION ACTIVITY

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
PNC incurred merger and integration costs of $31 million for the three months ended March 31, 2022, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to realty services and technology expenses. Cumulative costs through March 31, 2022 were $836 million.
The following table includes the preliminary fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
Table 36: Acquisition Consideration

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

Preliminary goodwill of $1.6 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of BBVA. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets from BBVA. The goodwill was allocated to each of our three business segments on a preliminary basis and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights in Item 8 of our 2021 Form 10-K for additional information on the allocation of goodwill to the segments.

For a description of the fair value and unpaid principal balance of loans from the BBVA acquisition, as well as the methods used to determine the fair values of significant assets and liabilities, see Note 2 Acquisition and Divestiture Activity in Item 8 of our 2021 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 51

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 37: Investment Securities Summary (a)

	March 31, 2022				December 31, 2021
In millions	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$36,872	$56	$(1,707)	$35,221	$46,210	$324	$(370)	$46,164
Residential mortgage-backed
Agency	61,407	91	(2,683)	58,815	67,326	695	(389)	67,632
Non-agency	1,132	210	(10)	1,332	927	231		1,158
Commercial mortgage-backed
Agency	2,152	4	(46)	2,110	1,740	39	(6)	1,773
Non-agency	3,504	2	(51)	3,455	3,423	31	(18)	3,436
Asset-backed	6,407	46	(148)	6,305	6,380	60	(31)	6,409
Other	5,117	83	(125)	5,075	4,792	186	(14)	4,964
Total securities available for sale (b)	$116,591	$492	$(4,770)	$112,313	$130,798	$1,566	$(828)	$131,536
Securities Held to Maturity
U.S. Treasury and government agencies	$9,991	$25	$(5)	$10,011	$814	$76		$890
Agency residential mortgage-backed	9,548			9,548
Other	559	11	(14)	556	612	27	$(7)	632
Total securities held to maturity (c) (d)	$20,098	$36	$(19)	$20,115	$1,426	$103	$(7)	$1,522
(a) The accrued interest associated with our securities portfolio totaled $312 million and $327 million at March 31, 2022 and December 31, 2021, respectively.
    These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $131 million and $130 million for securities available for sale at March 31, 2022 and December 31, 2021, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 99% and 86% of our securities held to maturity were rated AAA/AA at March 31, 2022 and December 31, 2021, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $1.3 billion related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at March 31, 2022 included $0.8 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for March 31, 2021 was $1.8 billion.

On March 31, 2022, we transferred securities with a fair value of $18.7 billion from available for sale to held to maturity. The securities transferred included $9.2 billion of U.S. Treasury and government agency securities and $9.5 billion of agency residential mortgage-backed securities. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. The securities were reclassified at fair value at the time of the transfer and the transfer represented a non-cash transaction. AOCI included net pretax unrealized losses of $1.3 billion at transfer. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At March 31, 2022, the allowance for investment securities was $134 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2021 was $133 million. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At March 31, 2022, AOCI included pretax losses of $22.1 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 38 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at March 31, 2022 and December 31, 2021. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair
52    The PNC Financial Services Group, Inc. – Form 10-Q

value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of March 31, 2022, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 38: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2022
U.S. Treasury and government agencies	$(1,433)	$26,147	$(274)	$3,788	$(1,707)	$29,935
Residential mortgage-backed
Agency	(2,551)	50,802	(132)	1,940	(2,683)	52,742
Non-agency	(9)	334	(1)	20	(10)	354
Commercial mortgage-backed
Agency	(42)	1,481	(4)	120	(46)	1,601
Non-agency	(31)	2,246	(6)	470	(37)	2,716
Asset-backed	(123)	5,091	(25)	517	(148)	5,608
Other	(100)	2,324	(11)	135	(111)	2,459
Total securities available for sale	$(4,289)	$88,425	$(453)	$6,990	$(4,742)	$95,415
December 31, 2021
U.S. Treasury and government agencies	$(370)	$32,600			$(370)	$32,600
Agency residential mortgage-backed	(369)	41,521	$(20)	$1,489	(389)	43,010
Commercial mortgage-backed
Agency	(5)	451	(1)	60	(6)	511
Non-agency	(4)	1,453	(3)	474	(7)	1,927
Asset-backed	(29)	3,465	(2)	188	(31)	3,653
Other	(13)	1,405			(13)	1,405
Total securities available for sale	$(790)	$80,895	$(26)	$2,211	$(816)	$83,106

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 39: Gains (Losses) on Sales of Securities Available for Sale

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2022	$11	$(15)	$(4)	$(1)
2021	$159	$(134)	$25	$5

The PNC Financial Services Group, Inc. – Form 10-Q 53

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2022:
Table 40: Contractual Maturity of Debt Securities

March 31, 2022 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,730	$24,432	$7,505	$2,205	$36,872
Residential mortgage-backed
Agency	2	110	3,034	58,261	61,407
Non-agency			2	1,130	1,132
Commercial mortgage-backed
Agency	45	332	1,359	416	2,152
Non-agency		172	242	3,090	3,504
Asset-backed	37	1,803	1,070	3,497	6,407
Other	216	2,722	1,584	595	5,117
Total securities available for sale at amortized cost	$3,030	$29,571	$14,796	$69,194	$116,591
Fair value	$3,037	$28,409	$14,188	$66,679	$112,313
Weighted-average yield, GAAP basis (a)	1.81%	1.23%	1.89%	2.45%	2.05%
Securities Held to Maturity
U.S. Treasury and government agencies		$6,076	$3,493	$422	$9,991
Agency residential mortgage-backed				9,548	9,548
Other	$155	236	108	60	559
Total securities held to maturity at amortized cost	$155	$6,312	$3,601	$10,030	$20,098
Fair value	$157	$6,318	$3,624	$10,016	$20,115
Weighted-average yield, GAAP basis (a)	3.66%	0.82%	1.51%	2.07%	1.59%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At March 31, 2022, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $35.3 billion and $28.3 billion and fair value of $34.3 billion and $27.2 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 41: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31 2022	December 31 2021
Pledged to others	$25,791	$27,349
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,172	$707
Permitted amount repledged to others	$1,172	$707

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 12 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 1 of this Report for information related to securities pledged and accepted as collateral for derivatives.

54    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Credit card
• Education
• Other consumer

See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for additional information on our loan related policies.

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

Table 42 presents the composition and delinquency status of our loan portfolio at March 31, 2022 and December 31, 2021. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment and the continuing effects of the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.
The PNC Financial Services Group, Inc. – Form 10-Q 55

Table 42: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2022
Commercial
Commercial and industrial	$156,860	$185	$64	$105	$354		$660		$157,874
Commercial real estate	33,723	68	41	7	116		332		34,171
Equipment lease financing	6,189	20	1		21		6		6,216
Total commercial	196,772	273	106	112	491		998		198,261
Consumer
Residential real estate	39,738	305	84	273	662	(c)	526	$640	41,566
Home equity	23,463	41	16		57		576	89	24,185
Automobile	15,677	109	26	8	143		181		16,001
Credit card	6,327	39	28	62	129		8		6,464
Education	2,312	41	24	64	129	(c)			2,441
Other consumer	5,442	47	26	15	88		9		5,539
Total consumer	92,959	582	204	422	1,208		1,300	729	96,196
Total	$289,731	$855	$310	$534	$1,699		$2,298	$729	$294,457
Percentage of total loans	98.39%	0.29%	0.11%	0.18%	0.58%		0.78%	0.25%	100.00%
December 31, 2021
Commercial
Commercial and industrial	$151,698	$235	$72	$132	$439		$796		$152,933
Commercial real estate	33,580	46	24	1	71		364		34,015
Equipment lease financing	6,095	25	2		27		8		6,130
Total commercial	191,373	306	98	133	537		1,168		193,078
Consumer
Residential real estate	37,706	379	119	328	826	(c)	517	$663	39,712
Home equity	23,305	53	18		71		596	89	24,061
Automobile	16,252	146	40	14	200		183		16,635
Credit card	6,475	49	33	62	144		7		6,626
Education	2,400	43	25	65	133	(c)			2,533
Other consumer	5,644	35	22	17	74		9		5,727
Total consumer	91,782	705	257	486	1,448		1,312	752	95,294
Total	$283,155	$1,011	$355	$619	$1,985		$2,480	$752	$288,372
Percentage of total loans	98.19%	0.35%	0.12%	0.21%	0.69%		0.86%	0.26%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $0.7 billion at both March 31, 2022 and December 31, 2021. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at March 31, 2022. Comparable amounts at December 31, 2021 were $0.4 billion and $0.1 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.7 billion at both March 31, 2022 and December 31, 2021.
(f)Collateral dependent loans totaled $1.4 billion and $1.7 billion at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022, we pledged $25.0 billion of commercial and other loans to the Federal Reserve Bank and $87.3 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2021 were $25.7 billion and $66.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect
56    The PNC Financial Services Group, Inc. – Form 10-Q

substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of March 31, 2022 and December 31, 2021, respectively:
Table 43: Nonperforming Assets

Dollars in millions	March 31 2022	December 31 2021
Nonperforming loans
Commercial	$998	$1,168
Consumer (a)	1,300	1,312
Total nonperforming loans (b)	2,298	2,480
OREO and foreclosed assets	26	26
Total nonperforming assets	$2,324	$2,506
Nonperforming loans to total loans	0.78%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.79%	0.87%
Nonperforming assets to total assets	0.43%	0.45%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.9 billion at March 31, 2022 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2021 was $1.0 billion.

Nonperforming loans include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K and the Troubled Debt Restructurings section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 43 include TDRs of $0.9 billion and $1.0 billion at March 31, 2022 and December 31, 2021, respectively. TDRs that are performing, including consumer credit card TDR loans, are excluded from nonperforming loans and totaled $0.6 billion at both March 31, 2022 and December 31, 2021.
Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents credit quality indicators for the commercial loan classes:
Table 44: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
March 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$6,934	$19,775	$11,724	$10,502	$6,410	$18,188	$77,672	$82	$151,287
Criticized	79	233	331	840	520	1,229	3,327	28	6,587
Total commercial and industrial	7,013	20,008	12,055	11,342	6,930	19,417	80,999	110	157,874
Commercial real estate
Pass Rated	2,013	3,704	4,025	6,254	3,837	9,318	376		29,527
Criticized	102	158	315	973	990	2,057	49		4,644
Total commercial real estate	2,115	3,862	4,340	7,227	4,827	11,375	425		34,171
Equipment lease financing
Pass Rated	368	1,152	1,128	878	620	1,845			5,991
Criticized	9	52	61	48	30	25			225
Total equipment lease financing	377	1,204	1,189	926	650	1,870			6,216
Total commercial	$9,505	$25,074	$17,584	$19,495	$12,407	$32,662	$81,424	$110	$198,261

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$27,104	$12,053	$10,731	$6,698	$6,355	$11,759	$71,230	$90	$146,020
Criticized	283	368	815	649	496	824	3,448	30	6,913
Total commercial and industrial	27,387	12,421	11,546	7,347	6,851	12,583	74,678	120	152,933
Commercial real estate
Pass Rated	4,110	4,109	6,355	4,234	2,634	7,562	436		29,440
Criticized	294	298	999	820	566	1,552	46		4,575
Total commercial real estate	4,404	4,407	7,354	5,054	3,200	9,114	482		34,015
Equipment lease financing
Pass Rated	1,212	1,190	942	682	507	1,410			5,943
Criticized	37	54	41	29	19	7			187
Total equipment lease financing	1,249	1,244	983	711	526	1,417			6,130
Total commercial	$33,040	$18,072	$19,883	$13,112	$10,577	$23,114	$75,160	$120	$193,078
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2022 and December 31, 2021.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for the residential real estate and home equity loan classes:
Table 45: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
March 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%		$30	$56	$16	$10	$61			$173
Greater than or equal to 80% to 100%	$780	659	497	176	75	216			2,403
Less than 80%	2,628	16,282	7,422	2,562	910	8,395			38,199
No LTV available		51	12		1	14			78
Government insured or guaranteed loans		4	35	35	27	612			713
Total residential real estate	$3,408	$17,026	$8,022	$2,789	$1,023	$9,298			$41,566
Updated FICO scores
Greater than or equal to 780	$1,551	$11,744	$5,524	$1,780	$531	$4,681			$25,811
720 to 779	1,712	4,217	1,678	566	219	1,820			10,212
660 to 719	142	812	456	226	127	906			2,669
Less than 660	1	113	104	105	75	901			1,299
No FICO score available	2	136	225	77	44	378			862
Government insured or guaranteed loans		4	35	35	27	612			713
Total residential real estate	$3,408	$17,026	$8,022	$2,789	$1,023	$9,298			$41,566
Home equity
Current estimated LTV ratios
Greater than 100%		$1	$19	$12	$3	$25	$319	$101	$480
Greater than or equal to 80% to 100%		6	84	51	9	58	838	830	1,876
Less than 80%		190	2,309	1,097	339	3,441	7,560	6,893	21,829
Total home equity		$197	$2,412	$1,160	$351	$3,524	$8,717	$7,824	$24,185
Updated FICO scores
Greater than or equal to 780		$117	$1,488	$622	$183	$2,159	$5,208	$4,162	$13,939
720 to 779		54	629	321	81	700	2,160	1,995	5,940
660 to 719		23	236	161	53	360	1,015	983	2,831
Less than 660		3	56	55	33	295	315	608	1,365
No FICO score available			3	1	1	10	19	76	110
Total home equity		$197	$2,412	$1,160	$351	$3,524	$8,717	$7,824	$24,185
The PNC Financial Services Group, Inc. – Form 10-Q 59

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$52	$21	$12	$13	$77			$185
Greater than or equal to 80% to 100%	1,460	560	221	86	66	190			2,583
Less than 80%	15,213	7,822	2,834	1,004	1,570	7,385			35,828
No LTV available	275	6	1	1		22			305
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Updated FICO scores
Greater than or equal to 780	$11,110	$5,898	$1,996	$596	$1,029	$4,052			$24,681
720 to 779	4,921	1,735	643	247	345	1,619			9,510
660 to 719	717	463	255	136	133	796			2,500
Less than 660	83	103	96	75	94	848			1,299
No FICO score available	127	241	87	49	48	359			911
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Home equity
Current estimated LTV ratios
Greater than 100%	$1	$16	$14	$3	$2	$25	$329	$90	$480
Greater than or equal to 80% to 100%	7	85	62	13	11	66	990	674	1,908
Less than 80%	204	2,487	1,189	370	549	3,200	7,868	5,806	21,673
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
Updated FICO scores
Greater than or equal to 780	$124	$1,619	$692	$201	$364	$2,035	$5,490	$3,320	$13,845
720 to 779	61	666	348	96	116	642	2,283	1,679	5,891
660 to 719	23	248	167	56	53	327	1,071	872	2,817
Less than 660	4	53	57	32	28	277	325	615	1,391
No FICO score available		2	1	1	1	10	18	84	117
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
60    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 46: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
March 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$920	$2,682	$1,302	$1,160	$432	$215			$6,711
720 to 779	405	1,984	856	879	410	193			4,727
660 to 719	159	974	536	671	347	151			2,838
Less than 660	9	318	306	536	380	176			1,725
Total automobile	$1,493	$5,958	$3,000	$3,246	$1,569	$735			$16,001
Credit card
FICO score greater than or equal to 780							$1,797	$2	$1,799
720 to 779							1,779	8	1,787
660 to 719							1,793	18	1,811
Less than 660							918	30	948
No FICO score available or required (a)							116	3	119
Total credit card							$6,403	$61	$6,464
Education
FICO score greater than or equal to 780	$1	$56	$55	$69	$57	$404			$642
720 to 779	4	29	29	36	29	176			303
660 to 719	4	9	9	11	10	75			118
Less than 660	1	1	2	2	2	28			36
No FICO score available or required (a)	4	9	9	6	2	1			31
Education loans using FICO credit metric	14	104	104	124	100	684			1,130
Other internal credit metrics						1,311			1,311
Total education	$14	$104	$104	$124	$100	$1,995			$2,441
Other consumer
FICO score greater than or equal to 780	$49	$166	$102	$94	$34	$34	$76		$555
720 to 779	64	214	136	129	51	27	109		730
660 to 719	64	164	123	136	65	20	107		679
Less than 660		56	56	71	43	12	47		285
Other consumer loans using FICO credit metric	177	600	417	430	193	93	339		2,249
Other internal credit metrics	27	54	24	42	16	60	3,038	29	3,290
Total other consumer	$204	$654	$441	$472	$209	$153	$3,377	$29	$5,539

The PNC Financial Services Group, Inc. – Form 10-Q 61

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$3,247	$1,496	$1,380	$533	$226	$79			$6,961
720 to 779	2,119	983	1,030	499	195	62			4,888
660 to 719	969	609	772	413	155	44			2,962
Less than 660	277	315	583	429	162	58			1,824
Total automobile	$6,612	$3,403	$3,765	$1,874	$738	$243			$16,635
Credit card
FICO score greater than or equal to 780							$1,815	$2	$1,817
720 to 779							1,836	9	1,845
660 to 719							1,856	19	1,875
Less than 660							943	29	972
No FICO score available or required (a)							114	3	117
Total credit card							$6,564	$62	$6,626
Education
FICO score greater than or equal to 780	$37	$60	$77	$62	$48	$392			$676
720 to 779	20	29	37	30	21	160			297
660 to 719	7	9	11	11	7	73			118
Less than 660	1	1	2	2	2	25			33
No FICO score available or required (a)	11	10	7	2		1			31
Education loans using FICO credit metric	76	109	134	107	78	651			1,155
Other internal credit metrics						1,378			1,378
Total education	$76	$109	$134	$107	$78	$2,029			$2,533
Other consumer
FICO score greater than or equal to 780	$199	$131	$123	$47	$12	$32	$95	$1	$640
720 to 779	250	172	167	68	15	19	125		816
660 to 719	190	145	165	82	16	11	122		731
Less than 660	50	62	85	54	10	6	50	1	318
Other consumer loans using FICO credit metric	689	510	540	251	53	68	392	2	2,505
Other internal credit metrics	87	31	35	23	22	48	2,955	21	3,222
Total other consumer	$776	$541	$575	$274	$75	$116	$3,347	$23	$5,727
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

62    The PNC Financial Services Group, Inc. – Form 10-Q

Troubled Debt Restructurings
Table 47 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three months ended March 31, 2022 and March 31, 2021. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional discussion of TDRs.
Table 47: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
Three months ended March 31 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
2022
Commercial	12	$53			$46	$46
Consumer	2,895	36		$26	7	33
Total TDRs	2,907	$89		$26	$53	$79
2021
Commercial	19	$93			$94	$94
Consumer	2,096	32		$16	12	28
Total TDRs	2,115	$125		$16	$106	$122
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs within the last twelve months from the balance sheet date, and (ii) subsequently defaulted during the three months ended March 31, 2022 and March 31, 2021 totaled $9 million and $15 million, respectively.
Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 48: Rollforward of Allowance for Credit Losses

	Three months ended March 31
	2022			2021
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Charge-offs	(52)	(199)	(251)	(69)	(174)	(243)
Recoveries	34	80	114	18	79	97
Net (charge-offs)	(18)	(119)	(137)	(51)	(95)	(146)
Provision for (recapture of) credit losses	(163)	(9)	(172)	(204)	(298)	(502)
Other	(1)		(1)	1		1
Ending balance	$3,003	$1,555	$4,558	$3,083	$1,631	$4,714
Allowance for unfunded lending related commitments (a)
Beginning balance	$564	$98	$662	$485	$99	$584
Provision for (recapture of) credit losses	23	(46)	(23)	(82)	5	(77)
Ending balance	$587	$52	$639	$403	$104	$507
Allowance for credit losses at March 31 (b)	$3,590	$1,607	$5,197	$3,486	$1,735	$5,221
(a)     See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(b)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $158 million and $136 million at March 31, 2022 and 2021, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 63

The ACL related to loans at March 31, 2022 totaled $5.2 billion, a decrease of $0.3 billion since December 31, 2021. This decline was primarily driven by the impacts from improved COVID-19 related economic conditions. The following summarizes the changes in these factors that influenced the ACL during the three months ended March 31, 2022:
•The improved economic conditions were reflected in the overall reduction of qualitative factor reserves at March 31, 2022 and were attributable to the recovery seen in specific high-risk segments of our commercial and consumer portfolios impacted by the pandemic. This reduction was partially offset by increased reserves that were added to account for the elevated risk associated with supply chain disruptions.

NOTE 5 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in Item 8 of our 2021 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement in the FNMA, FHLMC and GNMA securitizations, Non-agency securitizations and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

The following table provides cash flows associated with our loan sale and servicing activities:
Table 49: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2022
Sales of loans (b)	$1,894	$910
Repurchases of previously transferred loans (c)	$48	$27
Servicing fees (d)	$93	$42
Servicing advances recovered/(funded), net	$32	$21
Cash flows on mortgage-backed securities held (e)	$1,296	$14
Cash Flows - Three months ended March 31, 2021
Sales of loans (b)	$1,239	$988
Repurchases of previously transferred loans (c)	$93	$33
Servicing fees (d)	$82	$38
Servicing advances recovered/(funded), net	$17	$(10)
Cash flows on mortgage-backed securities held (e)	$2,555	$29
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $18.9 billion, $17.6 billion and $15.4 billion in residential mortgage-backed securities and $0.8 billion, $0.6 billion and $0.8 billion in commercial mortgage-backed securities at March 31, 2022, December 31, 2021 and March 31, 2021.
Table 50 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2022.
64    The PNC Financial Services Group, Inc. – Form 10-Q

Table 50: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2022
Total principal balance	$42,285	$39,615
Delinquent loans (b)	$453	$41
December 31, 2021
Total principal balance	$42,726	$39,551
Delinquent loans (b)	$569	$42
Three months ended March 31, 2022
Net charge-offs (c)	$1
Three months ended March 31, 2021
Net charge-offs (c)	$2	$153
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in the process of foreclosure.
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

Variable Interest Entities (VIEs)

As discussed in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities included in Item 8 of our 2021 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 51 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 51. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 51: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2022
Mortgage-backed securitizations (b)	$20,052	$20,052	(c)	$1
Tax credit investments and other	3,966	3,955	(d)	1,860	(e)
Total	$24,018	$24,007		$1,861
December 31, 2021
Mortgage-backed securitizations (b)	$18,708	$18,708	(c)	$1
Tax credit investments and other	3,865	3,893	(d)	1,798	(e)
Total	$22,573	$22,601		$1,799
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during both the three months ended March 31, 2022 and March 31, 2021, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

The PNC Financial Services Group, Inc. – Form 10-Q 65

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $2.2 billion at March 31, 2022 and $1.8 billion at December 31, 2021, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities, derivative instruments and resale agreements which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

See the Sensitivity Analysis section of this Note 6 for more detail on our fair value measurement of MSRs. See Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.

Changes in the commercial and residential MSRs follow:

Table 52: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2022	2021	2022	2021
January 1	$740	$569	$1,078	$673
Additions:
From loans sold with servicing retained	21	18	21	13
Purchases	8	13	76	71
Changes in fair value due to:
Time and payoffs (a)	(34)	(28)	(60)	(73)
Other (b)	151	129	207	295
March 31	$886	$701	$1,322	$979
Related unpaid principal balance at March 31	$278,040	$256,198	$134,515	$117,287
Servicing advances at March 31	$442	$447	$144	$126
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2022 and December 31, 2021 are shown in Tables 53 and 54. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 53 and 54. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive
66    The PNC Financial Services Group, Inc. – Form 10-Q

changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 53: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2022	December 31 2021
Fair value	$886	$740
Weighted-average life (years)	4.1	4.2
Weighted-average constant prepayment rate	4.96%	5.49%
Decline in fair value from 10% adverse change	$12	$12
Decline in fair value from 20% adverse change	$21	$21
Effective discount rate	8.50%	7.75%
Decline in fair value from 10% adverse change	$25	$20
Decline in fair value from 20% adverse change	$50	$40

Table 54: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31 2022		December 31 2021
Fair value	$1,322		$1,078
Weighted-average life (years)	6.7		5.7
Weighted-average constant prepayment rate	9.77%		12.63%
Decline in fair value from 10% adverse change	$41		$46
Decline in fair value from 20% adverse change	$79		$89
Weighted-average option adjusted spread	844	bps	857	bps
Decline in fair value from 10% adverse change	$39		$31
Decline in fair value from 20% adverse change	$75		$60

Fees from mortgage loan servicing, which includes contractually specified servicing fees, late fees and ancillary fees were $0.1 billion for both the three months ended March 31, 2022 and 2021. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 7 LEASES
PNC's lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting see Note 1 Accounting Policies and Note 7 Leases in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Table 55: Lessor Income

	Three months ended March 31
In millions	2022	2021
Sales-type and direct financing leases (a)	$59	$62
Operating leases (b)	17	20
Lease income	$76	$82
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q 67

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2022 and December 31, 2021, respectively.
Table 56: Commitments to Extend Credit and Other Commitments

In millions	March 31 2022	December 31 2021
Commitments to extend credit
Commercial	$177,074	$176,248
Home equity lines of credit	19,976	19,410
Credit card	32,668	32,499
Other	9,038	9,081
Total commitments to extend credit	238,756	237,238
Net outstanding standby letters of credit (a)	9,507	9,303
Standby bond purchase agreements (b)	1,254	1,268
Other commitments (c)	2,909	3,045
Total commitments to extend credit and other commitments	$252,426	$250,854
(a)Net outstanding standby letters of credit include $3.6 billion and $3.3 billion at March 31, 2022 and December 31, 2021, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.0 billion related to investments in qualified affordable housing projects for both March 31, 2022 and December 31, 2021.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass as of March 31, 2022, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2022 had terms ranging from less than one year to eight years.

As of March 31, 2022, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at March 31, 2022 and is included in Other liabilities on our Consolidated Balance Sheet.

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2022 and 2021 is as follows:
Table 57: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					1,816			10	1,826
Other comprehensive income (loss), net of tax						(1,480)			(1,480)
Cash dividends declared - Common					(493)				(493)
Cash dividends declared - Preferred					(57)				(57)
Preferred stock discount accretion			1		(1)
Treasury stock activity	1			69			59		128
Other				(75)				(11)	(86)
Balance at March 31, 2021 (a)	425	$2,713	$3,518	$12,361	$48,113	$1,290	$(14,146)	$30	$53,879
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					1,408			21	1,429
Other comprehensive income (loss), net of tax						(6,140)			(6,140)
Cash dividends declared - Common					(531)				(531)
Cash dividends declared - Preferred					(45)				(45)
Preferred stock discount accretion			2		(2)
Treasury stock activity	(5)			45			(1,234)		(1,189)
Other				(17)				(17)	(34)
Balance at March 31, 2022 (a)	415	$2,713	$5,011	$12,476	$51,058	$(5,731)	$(16,346)	$35	$49,216
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.

Details of other comprehensive income (loss) are as follows:

Table 58: Other Comprehensive Income (Loss)

	Three months ended March 31
	2022			2021
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(6,318)	$1,489	$(4,829)	$(1,181)	$278	$(903)
Less: Net realized gains (losses) reclassified to earnings (a)	(3)	1	(2)	13	(3)	10
Net change	(6,315)	1,488	(4,827)	(1,194)	281	(913)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(1,656)	390	(1,266)	(640)	151	(489)
Less: Net realized gains (losses) reclassified to earnings (a)	102	(24)	78	135	(32)	103
Net change	(1,758)	414	(1,344)	(775)	183	(592)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	54	(13)	41	30	(7)	23
Net change	54	(13)	41	30	(7)	23
Other
Net unrealized gains (losses) on other transactions	(3)	(7)	(10)	1	1	2
Net change	(3)	(7)	(10)	1	1	2
Total other comprehensive income (loss)	$(8,022)	$1,882	$(6,140)	$(1,938)	$458	$(1,480)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.
The PNC Financial Services Group, Inc. – Form 10-Q 69

Table 59: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770
Net activity	(913)	(592)	23	2	(1,480)
Balance at March 31, 2021	$1,549	$67	$(322)	$(4)	$1,290
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity (a)	(4,827)	(1,344)	41	(10)	(6,140)
Balance at March 31, 2022 (b)	$(4,238)	$(1,545)	$68	$(16)	$(5,731)
(a)During the first quarter of 2022, we transferred securities with a fair value of $18.7 billion from available for sale to held to maturity. AOCI included net pretax unrealized losses of $1.3 billion at transfer. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.
(b)At March 31, 2022, AOCI included pretax losses of $22.1 million from derivatives that hedged the purchase of investment securities classified as held to maturity.

The following table provides the dividends per share for PNC's common and preferred stock:

Table 60: Dividends Per Share

	Three months ended March 31
	2022	2021
Common Stock	$1.25	$1.15
Preferred Stock
Series B	$0.45	$0.45
Series O	$974	$3,375
Series P	$1,531	$1,531
Series T	$850

On April 1, 2022, the PNC board of directors declared a quarterly cash dividend on common stock of $1.50 per share payable on May 5, 2022.

NOTE 10 EARNINGS PER SHARE

Table 61: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2022	2021
Basic
Net income	$1,429	$1,826
Less:
Net income attributable to noncontrolling interests	21	10
Preferred stock dividends	45	57
Preferred stock discount accretion and redemptions	2	1
Net income attributable to common shareholders	1,361	1,758
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	6	8
Net income attributable to basic common shareholders	$1,355	$1,750
Basic weighted-average common shares outstanding	420	426
Basic earnings per common share (a)	$3.23	$4.11
Diluted
Net income attributable to diluted common shareholders	$1,355	$1,750
Basic weighted-average common shares outstanding	420	426
Dilutive potential common shares
Diluted weighted-average common shares outstanding	420	426
Diluted earnings per common share (a)	$3.23	$4.10
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K. Additionally, for more information regarding the fair value of assets and liabilities from our BBVA acquisition, see Note 2 Acquisition Activity in this Report and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 62: Fair Value Measurements – Recurring Basis Summary

	March 31, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$931	$108	$1,039		$1,221	$81	$1,302
Commercial mortgage loans held for sale		262	45	307		526	49	575
Securities available for sale
U.S. Treasury and government agencies	$33,016	2,205		35,221	$41,873	4,291		46,164
Residential mortgage-backed
Agency		58,815		58,815		67,632		67,632
Non-agency		313	1,019	1,332		61	1,097	1,158
Commercial mortgage-backed
Agency		2,110		2,110		1,773		1,773
Non-agency		3,452	3	3,455		3,433	3	3,436
Asset-backed		6,153	152	6,305		6,246	163	6,409
Other		5,009	66	5,075		4,895	69	4,964
Total securities available for sale	33,016	78,057	1,240	112,313	41,873	88,331	1,332	131,536
Loans		544	851	1,395		617	884	1,501
Equity investments (a)	876		1,751	2,807	1,373		1,680	3,231
Residential mortgage servicing rights			1,322	1,322			1,078	1,078
Commercial mortgage servicing rights			886	886			740	740
Trading securities (b)	651	1,744		2,395	250	1,601		1,851
Financial derivatives (b) (c)	5	5,920	10	5,935	5	5,109	38	5,152
Other assets	391	100		491	404	114		518
Total assets (d)	$34,939	$87,558	$6,213	$128,890	$43,905	$97,519	$5,882	$147,484
Liabilities
Other borrowed funds	$1,179	$53	$3	$1,235	$725	$45	$3	$773
Financial derivatives (c) (e)	5	6,724	234	6,963		3,285	285	3,570
Other liabilities			158	158			175	175
Total liabilities (f)	$1,184	$6,777	$395	$8,356	$725	$3,330	$463	$4,518
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2022 and December 31, 2021 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 24% and 26% as of March 31, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total assets at fair value was 5% and 4% at March 31, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2022 and December 31, 2021.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at March 31, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 5% and 10% at March 31, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2022 and December 31, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2022 and 2021 follow:
Table 63: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2022
Assets
Residential mortgage loans held for sale	$81	$(1)			$37	$(2)		$(5)	$5	$(7)	(d)	$108	$(1)
Commercial mortgage loans held for sale	49	(4)										45	(3)
Securities available for sale
Residential mortgage- backed non-agency	1,097	8		$(23)				(63)				1,019
Commercial mortgage- backed non-agency	3											3
Asset-backed	163			(4)				(7)				152
Other	69			(1)	1			(3)				66
Total securities available for sale	1,332	8		(28)	1			(73)				1,240
Loans	884	11			13	(7)		(49)		(1)	(d)	851	11
Equity investments	1,680	53			29	(11)						1,751	53
Residential mortgage servicing rights	1,078	207			76		$21	(60)				1,322	208
Commercial mortgage servicing rights	740	151			8		21	(34)				886	151
Financial derivatives	38	(13)			1			(16)				10	2
Total assets	$5,882	$412		$(28)	$165	$(20)	$42	$(237)	$5	$(8)		$6,213	$421
Liabilities
Other borrowed funds	$3						$2	$(2)				$3
Financial derivatives	285	$5				$3		(59)				234	$8
Other liabilities	175	7					71	(95)				158	6
Total liabilities	$463	$12				$3	$73	$(156)				$395	$14
Net gains (losses)		$400	(e)										$407	(f)

72    The PNC Financial Services Group, Inc. – Form 10-Q

Three Months Ended March 31, 2021

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2021
Assets
Residential mortgage loans held for sale	$163	$1			$35	$(16)		$(16)	$3	$(5)	(d)	$165
Commercial mortgage loans held for sale	57	(1)										56
Securities available for sale
Residential mortgage- backed non-agency	1,365	9		$16				(74)				1,316
Commercial mortgage-backed non-agency	11											11
Asset-backed	199	1		3				(9)				194
Other	72				1			(1)				72
Total securities available for sale	1,647	10		19	1			(84)				1,593
Loans	647	10			88	(3)		(28)		(3)	(d)	711	$11
Equity investments	1,263	67			40	(27)						1,343	63
Residential mortgage servicing rights	673	295			71		$13	(73)				979	295
Commercial mortgage servicing rights	569	129			13		18	(28)				701	129
Financial derivatives	118	(14)			1			(42)				63	(11)
Total assets	$5,137	$497		$19	$249	$(46)	$31	$(271)	$3	$(8)		$5,611	$487
Liabilities
Other borrowed funds	$2						$1	$(1)				$2
Financial derivatives	273	$(14)				$2		(34)				227	$(30)
Other liabilities	43	35					30	(35)				73	4
Total liabilities	$318	$21				$2	$31	$(70)				$302	$(26)
Net gains (losses)		$476	(e)										$513	(f)
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
(d)Residential mortgage loan transfers out of Level 3 are primarily driven by residential mortgage loans transferring to OREO as well as reclassification of mortgage loans held for sale to held for investment.
(e)Net gains (losses) realized and unrealized included in earnings related to Level 3 assets and liabilities included amortization and accretion. The amortization and accretion amounts were included in Interest income on the Consolidated Income Statement and the remaining net gains (losses) realized and unrealized were included in Noninterest income on the Consolidated Income Statement.
(f)Net unrealized gains (losses) related to assets and liabilities held at the end of the reporting period were included in Noninterest income on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q 73

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 64: Fair Value Measurements – Recurring Quantitative Information

March 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$45	Discounted cash flow	Spread over the benchmark curve (b)	545bps - 41,450bps (25,557bps)
Residential mortgage-backed non-agency securities	1,019	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.5%)
			Constant default rate	0.0% - 13.7% (4.6%)
			Loss severity	15.0% - 96.4% (45.9%)
			Spread over the benchmark curve (b)	156bps weighted-average
Asset-backed securities	152	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (11.2%)
			Constant default rate	0.7% - 20.0% (3.1%)
			Loss severity	8.0% - 100.0% (51.2%)
			Spread over the benchmark curve (b)	191bps weighted-average
Loans - Residential real estate	610	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (70.0%)
			Loss severity	0.0% - 100.0% (6.5%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate	95	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	4.7% weighted-average
Loans - Home equity	28	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (73.9%)
			Loss severity	0.0% - 100.0% (20.3%)
			Discount rate	4.8% - 6.8% (5.9%)
Loans - Home equity	118	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (45.7%)
Equity investments	1,751	Multiple of adjusted earnings	Multiple of earnings	5.0x - 20.1x (8.9x)
Residential mortgage servicing rights	1,322	Discounted cash flow	Constant prepayment rate	0.0% - 41.2% (9.8%)
			Spread over the benchmark curve (b)	268bps - 2,117bps (844bps)
Commercial mortgage servicing rights	886	Discounted cash flow	Constant prepayment rate	4.4% - 13.4% (5.0%)
			Discount rate	6.3% - 8.6% (8.5%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(215)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	7
Total Level 3 assets, net of liabilities (e)	$5,818

74    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

December 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$49	Discounted cash flow	Spread over the benchmark curve (b)	555bps - 15,990bps (9,996bps)
Residential mortgage-backed non-agency securities	1,097	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.3%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 96.4% (47.6%)
			Spread over the benchmark curve (b)	163bps weighted-average
Asset-backed securities	163	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -40.0% (11.1%)
			Constant default rate	1.4% - 20.0% (3.2%)
			Loss severity	8.0% - 100.0% (57.4%)
			Spread over the benchmark curve (b)	182bps weighted-average
Loans - Residential real estate	622	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (74.2%)
			Loss severity	0.0% - 100.0% (6.9%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate	109	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	3.5% weighted-average
Loans - Home equity	28	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (75.8%)
			Loss severity	0.0% - 98.4% (17.7%)
			Discount rate	4.8% - 6.8% (6.0%)
Loans - Home equity	125	Consensus pricing (c)	Credit and Liquidity discount	0.5% - 100.0% (47.3%)
Equity investments	1,680	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.4x (8.8x)
Residential mortgage servicing rights	1,078	Discounted cash flow	Constant prepayment rate	0.0% - 41.0% (12.6%)
			Spread over the benchmark curve (b)	249bps - 2,218bps (857bps)
Commercial mortgage servicing rights	740	Discounted cash flow	Constant prepayment rate	5.0% - 15.5% (5.5%)
			Discount rate	5.4% - 8.0% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(277)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	5
Total Level 3 assets, net of liabilities (e)	$5,419
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
(e)Consisted of total Level 3 assets of $6.2 billion and total Level 3 liabilities of $0.4 billion as of March 31, 2022 and $5.9 billion and $0.5 billion as of December 31, 2021, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 65. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 75

Assets measured at fair value on a nonrecurring basis follow:

Table 65: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2022	December 31 2021	March 31 2022	March 31 2021
Assets
Nonaccrual loans	$295	$348	$(24)	$(17)
Equity investments	112		(6)
Loans held for sale				(17)
OREO and foreclosed assets	2	6
Long-lived assets	8	103	(1)	(2)
Total assets	$417	$457	$(31)	$(36)
(a)All Level 3 for the periods presented.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 66: Fair Value Option – Fair Value and Principal Balances

	March 31, 2022			December 31, 2021
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$976	$990	$(14)	$1,249	$1,219	$30
Accruing loans 90 days or more past due	12	12		6	6
Nonaccrual loans	51	61	(10)	47	57	(10)
Total	$1,039	$1,063	$(24)	$1,302	$1,282	$20
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$307	$331	$(24)	$575	$580	$(5)
Total	$307	$331	$(24)	$575	$580	$(5)
Loans
Accruing loans less than 90 days past due	$441	$452	$(11)	$487	$498	$(11)
Accruing loans 90 days or more past due	225	238	(13)	262	278	(16)
Nonaccrual loans	729	988	(259)	752	1,028	(276)
Total	$1,395	$1,678	$(283)	$1,501	$1,804	$(303)
Other assets	$95	$95		$105	$107	$(2)
Liabilities
Other borrowed funds	$31	$32	$(1)	$30	$30
(a)There were no accruing loans 90 days or more past due within this category at March 31, 2022 or December 31, 2021.
(b)There were no nonaccrual loans within this category at March 31, 2022 or December 31, 2021.

76    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 67: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2022	2021
Assets
Residential mortgage loans held for sale	$(40)	$16
Commercial mortgage loans held for sale	$6	$20
Loans	$21	$14
Other assets	$(7)	$14
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2022 and December 31, 2021. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 68, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K.

Table 68: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets
Cash and due from banks	$7,572	$7,572	$7,572
Interest-earning deposits with banks	48,776	48,776		$48,776
Securities held to maturity	20,101	20,115	8,082	11,884	$149
Net loans (excludes leases)	282,288	284,312			284,312
Other assets	4,940	4,940		4,907	33
Total assets	$363,677	$365,715	$15,654	$65,567	$284,494
Liabilities
Time deposits	$10,690	$10,514		$10,514
Borrowed funds	25,246	25,569		23,820	$1,749
Unfunded lending related commitments	639	639			639
Other liabilities	497	497		497
Total liabilities	$37,072	$37,219		$34,831	$2,388
December 31, 2021
Assets
Cash and due from banks	$8,004	$8,004	$8,004
Interest-earning deposits with banks	74,250	74,250		$74,250
Securities held to maturity	1,429	1,522	890	456	$176
Net loans (excludes leases)	275,874	280,498			280,498
Other assets	4,205	4,204		4,141	63
Total assets	$363,762	$368,478	$8,894	$78,847	$280,737
Liabilities
Time deposits	$17,366	$17,180		$17,180
Borrowed funds	30,011	30,616		28,936	$1,680
Unfunded lending related commitments	662	662			662
Other liabilities	449	449		449
Total liabilities	$48,488	$48,907		$46,565	$2,342

The aggregate fair values in Table 68 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 62),
•investments accounted for under the equity method,
The PNC Financial Services Group, Inc. – Form 10-Q 77

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.
78    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 69: Total Gross Derivatives (a)

	March 31, 2022			December 31, 2021
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$21,066			$23,345
Cash flow hedges	52,289	$6	$150	48,961	$15	$14
Foreign exchange contracts:
Net investment hedges	1,155	6		1,113		24
Total derivatives designated for hedging	$74,510	$12	$150	$73,419	$15	$38
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$40,360		$11	$35,623
Futures (f)	5,168			4,592
Mortgage-backed commitments	11,998	$148	116	9,917	$55	$31
Other	17,722	115	14	12,225	46	12
Total interest rate contracts	75,248	263	141	62,357	101	43
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	307,436	1,687	2,530	297,711	3,335	1,520
Futures (f)	849			907
Mortgage-backed commitments	4,349	39	26	4,147	5	6
Other	28,846	214	175	25,718	125	72
Total interest rate contracts	341,480	1,940	2,731	328,483	3,465	1,598
Commodity contracts:
Swaps	9,687	2,767	2,773	8,840	1,150	1,161
Other	6,162	679	675	3,128	213	212
Total commodity contracts	15,849	3,446	3,448	11,968	1,363	1,373
Foreign exchange contracts and other	28,320	255	225	27,563	199	179
Total derivatives for customer-related activities	385,649	5,641	6,404	368,014	5,027	3,150
Derivatives used for other risk management activities:
Foreign exchange contracts and other	12,904	19	268	11,512	9	339
Total derivatives not designated for hedging	$473,801	$5,923	$6,813	$441,883	$5,137	$3,532
Total gross derivatives	$548,311	$5,935	$6,963	$515,302	$5,152	$3,570
Less: Impact of legally enforceable master netting agreements		1,439	1,439		928	928
Less: Cash collateral received/paid		491	2,611		604	1,657
Total derivatives		$4,005	$2,913		$3,620	$985
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

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting and Counterparty Credit Risk section of this Note 12. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q 79

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

In the 12 months that follow March 31, 2022, we expect to reclassify net derivative losses of $300 million pretax, or $231 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2022. As of March 31, 2022, the maximum length of time over which forecasted transactions are hedged is ten years.

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 70: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2022
Total amounts in the Consolidated Income Statement	$2,293	$544	$83	$211
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(18)	$934
Derivatives		$19	$(944)
Amounts related to interest settlements on derivatives		$(1)	$110
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$92	$10
For the three months ended March 31, 2021
Total amounts in the Consolidated Income Statement	$1,996	$421	$95	$300
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(8)	$646
Derivatives		$9	$(664)
Amounts related to interest settlements on derivatives		$(1)	$134
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$100	$22		$13
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
80    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 71: Hedged Items - Fair Value Hedges

	March 31, 2022		December 31, 2021
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,945	$6	$2,655	$23
Borrowed funds	$20,683	$(273)	$24,259	$663
(a)Includes $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both March 31, 2022 and December 31, 2021.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 72: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2022	2021
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(265)	$(322)
Derivatives used for customer-related activities:
Interest rate contracts	97	82
Foreign exchange contracts and other	44	22
Gains (losses) from customer-related activities (b)	141	104
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	47	48
Total gains (losses) from derivatives not designated as hedging instruments	$(77)	$(170)
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets related and Other noninterest income on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting and counterparty credit risk, see Note 16 Financial Derivatives in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Table 73 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities as of March 31, 2022 and December 31, 2021. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

The PNC Financial Services Group, Inc. – Form 10-Q 81

Table 73 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 73: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$150			$150			$150
Over-the-counter	2,059	$670	$277	1,112		$77	1,035
Commodity contracts	3,446	622	183	2,641			2,641
Foreign exchange and other contracts	280	147	31	102			102
Total derivative assets	$5,935	$1,439	$491	$4,005	(a)	$77	$3,928
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$224			$224			$224
Over-the-counter	2,798	$672	$649	1,477			1,477
Commodity contracts	3,448	688	1,917	843			843
Foreign exchange and other contracts	493	79	45	369			369
Total derivative liabilities	$6,963	$1,439	$2,611	$2,913	(b)		$2,913
December 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$20			$20			$20
Over-the-counter	3,561	$533	$593	2,435		$300	2,135
Commodity contracts	1,363	299	1	1,063			1,063
Foreign exchange and other contracts	208	96	10	102			102
Total derivative assets	$5,152	$928	$604	$3,620	(a)	$300	$3,320
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	1,643	$569	$776	298			298
Commodity contracts	1,373	291	784	298			298
Foreign exchange and other contracts	542	68	97	377			377
Total derivative liabilities	$3,570	$928	$1,657	$985	(b)		$985
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

At March 31, 2022, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.5 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $4.4 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged
82    The PNC Financial Services Group, Inc. – Form 10-Q

exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2022 and December 31, 2021.

Table 74: Credit-Risk Contingent Features

In billions	March 31 2022	December 31 2021
Net derivative liabilities with credit-risk contingent features	$5.0	$2.4
Collateral posted	3.2	1.8
Maximum additional amount of collateral exposure	$1.8	$0.6
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2021 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2022, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 21 Legal Proceedings in Part II, Item 8 of our 2021 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

The PNC Financial Services Group, Inc. – Form 10-Q 83

USAA Patent Infringement Litigation

In March 2022, the Patent Trial and Appeal Board denied inter partes review (“IPR”) with respect to PNC’s petitions for two of the six patents at issue in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) (together, “the consolidated cases”) and in United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311). IPR proceedings at the Patent Trial and Appeal Board review the patentability of the claims in patents for which IPR is granted.

In April 2022, the court continued the April 18, 2022 trial date in the consolidated cases. The court set May 9, 2022 as the new trial date for the consolidated cases.

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 75. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

84    The PNC Financial Services Group, Inc. – Form 10-Q

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
Business Segment Results

Table 75: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$1,531	$1,143	$138	$(8)	$2,804
Noninterest income	745	804	248	91	1,888
Total revenue	2,276	1,947	386	83	4,692
Provision for (recapture of) credit losses	(81)	(118)	2	(11)	(208)
Depreciation and amortization	74	52	6	145	277
Other noninterest expense	1,818	785	245	47	2,895
Income (loss) before income taxes (benefit) and noncontrolling interests	465	1,228	133	(98)	1,728
Income taxes (benefit)	109	268	31	(109)	299
Net income	356	960	102	11	1,429
Less: Net income attributable to noncontrolling interests	16	4		1	21
Net income excluding noncontrolling interests	$340	$956	$102	$10	$1,408
Average Assets	$111,754	$200,724	$13,801	$223,817	$550,096
2021
Income Statement
Net interest income	$1,362	$991	$93	$(98)	$2,348
Noninterest income	654	807	229	182	1,872
Total revenue	2,016	1,798	322	84	4,220
Provision for (recapture of) credit losses	(257)	(282)	(9)	(3)	(551)
Depreciation and amortization	63	47	4	120	234
Other noninterest expense	1,413	664	198	65	2,340
Income (loss) before income taxes (benefit) and noncontrolling interests	797	1,369	129	(98)	2,197
Income taxes (benefit)	183	308	30	(150)	371
Net income	614	1,061	99	52	1,826
Less: Net income attributable to noncontrolling interests	7	3			10
Net income excluding noncontrolling interests	$607	$1,058	$99	$52	$1,816
Average Assets	$92,891	$170,531	$8,873	$195,925	$468,220
(a)There were no material intersegment revenues for the three months ended March 31, 2022 and 2021.
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

The PNC Financial Services Group, Inc. – Form 10-Q 85

Corporate & Institutional Banking provides lending, treasury management and capital markets related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central and South America. Capital markets related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

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

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 24 Fee-based Revenue from Contracts with Customers in Item 8 of our 2021 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
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
Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. For a description of each updated noninterest income revenue stream, see Note 1 Accounting Policies.
Table 76 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments' principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment's principal products and services, see Note 24 Fee-based Revenue from Contracts with Customers included in Item 8 of our 2021 Form 10-K.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Table 76: In-Scope Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2022
Asset management & brokerage
Asset management fees			$241
Brokerage fees	$134		2
Total asset management & brokerage	134		243
Card & cash management
Treasury management fees	9	$302
Debit card fees	161
Net credit card fees (a)	55
Merchant services	41	17
Other	23
Total card & cash management	289	319
Lending & deposit services
Deposit account fees	142
Other	17	8
Total lending & deposit services	159	8
Residential and commercial mortgage (b)		31
Capital markets related		137
Other		13
Total revenue from contracts with customers	582	508	243
Out-of-scope noninterest income (c)	163	296	5
Noninterest income by business segment	$745	$804	$248
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2022
Total business segment revenue from contracts with customers			$1,333
Out-of-scope business segment noninterest income (c)			464
Noninterest income from other segments			91
Noninterest income as shown on the Consolidated Income Statement			$1,888

The PNC Financial Services Group, Inc. – Form 10-Q 87

(Continued from previous page)
Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2021
Asset management & brokerage
Asset management fees			$226
Brokerage fees	$102
Total asset management & brokerage	102		226
Card & cash management
Treasury management fees	7	$223
Debit card fees	138
Net credit card fees (a)	47
Merchant services	32	12
Other	27
Total card & cash management	251	235
Lending & deposit services
Deposit account fees	119
Other	12	10
Total lending & deposit services	131	10
Residential and commercial mortgage (b)		31
Capital markets related		192
Other		19
Total revenue from contracts with customers	484	487	226
Out-of-scope noninterest income (c)	170	320	3
Noninterest income by business segment	$654	$807	$229
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2021
Total business segment revenue from contracts with customers			$1,197
Out-of-scope business segment noninterest income (c)			493
Noninterest income from other segments			182
Noninterest income as shown on the Consolidated Income Statement			$1,872
(a)Net credit card fees consists of interchange fees of $148 million and $120 million and credit card reward costs of $93 million and $73 million for the three months ended March 31, 2022 and 2021, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

88    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 16 SUBSEQUENT EVENTS

On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.

On April 29, 2022, PNC announced the redemption on May 31, 2022 of all of the outstanding senior bank notes due June 29, 2022 issued by PNC Bank, N.A. in the amount of $750 million. The securities had a distribution rate of 2.875% and an original scheduled maturity date of June 29, 2022. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.

As of May 3, 2022, we transferred securities with a fair value of $50.2 billion from available for sale to held to maturity. AOCI included net pretax unrealized losses of $3.9 billion at transfer. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

The PNC Financial Services Group, Inc. – Form 10-Q 89

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2022			2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$67,498	$293	1.73%	$45,298	$195	1.72%
Non-agency	1,007	19	7.53%	1,236	22	7.24%
Commercial mortgage-backed	5,229	31	2.36%	6,241	40	2.58%
Asset-backed	6,225	21	1.35%	5,304	24	1.84%
U.S. Treasury and government agencies	47,468	140	1.18%	22,309	94	1.68%
Other	4,876	32	2.73%	4,561	39	3.28%
Total securities available for sale	132,303	536	1.62%	84,949	414	1.95%
Securities held to maturity
Residential mortgage-backed	106
U.S. Treasury and government agencies	919	6	2.61%	797	6	2.83%
Other	569	6	4.17%	650	6	4.17%
Total securities held to maturity	1,594	12	2.99%	1,447	12	3.43%
Total investment securities	133,897	548	1.64%	86,396	426	1.97%
Loans
Commercial and industrial	155,481	1,070	2.75%	129,996	948	2.91%
Commercial real estate	34,004	237	2.79%	28,598	200	2.80%
Equipment lease financing	6,099	57	3.74%	6,332	62	3.90%
Consumer	54,965	635	4.69%	50,904	599	4.78%
Residential real estate	40,152	312	3.10%	22,305	197	3.53%
Total loans	290,701	2,311	3.19%	238,135	2,006	3.38%
Interest-earning deposits with banks	62,540	29	0.19%	85,410	21	0.10%
Other interest-earning assets	9,417	48	2.07%	7,829	45	2.34%
Total interest-earning assets/interest income	496,555	2,936	2.37%	417,770	2,498	2.40%
Noninterest-earning assets	53,541			50,450
Total assets	$550,096			$468,220
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$62,596	4	0.03%	$59,083	5	0.03%
Demand	112,372	7	0.02%	91,619	9	0.04%
Savings	108,532	10	0.04%	82,926	12	0.06%
Time deposits	16,043	6	0.13%	18,449	14	0.32%
Total interest-bearing deposits	299,543	27	0.04%	252,077	40	0.06%
Borrowed funds
Federal Home Loan Bank borrowings				2,411	3	0.43%
Bank notes and senior debt	18,015	46	1.02%	22,799	60	1.04%
Subordinated debt	6,773	24	1.40%	5,929	21	1.43%
Other	5,524	13	0.97%	4,057	11	1.21%
Total borrowed funds	30,312	83	1.10%	35,196	95	1.09%
Total interest-bearing liabilities/interest expense	329,855	110	0.13%	287,273	135	0.19%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	153,726			113,299
Accrued expenses and other liabilities	14,058			14,258
Equity	52,457			53,390
Total liabilities and equity	$550,096			$468,220
Interest rate spread			2.24%			2.21%
Impact of noninterest-bearing sources			0.04			0.06
Net interest income/margin		$2,826	2.28%		$2,363	2.27%
(continued on following page)

90    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$64,521	$237	1.47%
Non-agency	974	18	7.36%
Commercial mortgage-backed	5,538	33	2.37%
Asset-backed	6,206	23	1.48%
U.S. Treasury and government agencies	44,415	133	1.17%
Other	4,741	32	2.77%
Total securities available for sale	126,395	476	1.50%
Securities held to maturity
U.S. Treasury and government agencies	812	6	2.89%
Other	642	7	4.20%
Total securities held to maturity	1,454	13	3.47%
Total investment securities	127,849	489	1.52%
Loans
Commercial and industrial	152,355	1,131	2.90%
Commercial real estate	35,256	257	2.86%
Equipment lease financing	6,183	58	3.81%
Consumer	56,244	668	4.71%
Residential real estate	38,872	317	3.26%
Total loans	288,910	2,431	3.32%
Interest-earning deposits with banks	75,377	29	0.15%
Other interest-earning assets	9,113	48	2.14%
Total interest-earning assets/interest income	501,249	2,997	2.36%
Noninterest-earning assets	58,123
Total assets	$559,372
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$65,214	4	0.02%
Demand	108,345	7	0.02%
Savings	104,644	12	0.04%
Time deposits	18,029	4	0.11%
Total interest-bearing deposits	296,232	27	0.04%
Borrowed funds
Federal Home Loan Bank borrowings
Bank notes and senior debt	21,581	52	0.94%
Subordinated debt	6,779	22	1.28%
Other	5,987	12	0.79%
Total borrowed funds	34,347	86	0.98%
Total interest-bearing liabilities/interest expense	330,579	113	0.13%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	156,549
Accrued expenses and other liabilities	16,818
Equity	55,426
Total liabilities and equity	$559,372
Interest rate spread			2.23%
Impact of noninterest-bearing sources			0.04
Net interest income/margin		$2,884	2.27%
(a)Nonnaccrual loans are included in loans, net of unearned income. The impact of financial derivatives used in interest rate risk management is included in the interest income/expense and average yields/rates of the related assets and liabilities. Basis adjustments related to hedged items are included in noninterest-earning assets and noninterest-bearing liabilities. Average balances of securities are based on amortized historical cost (excluding adjustments to fair value, which are included in other assets). Average balances for certain loans and borrowed funds accounted for at fair value are included in noninterest-earning assets and noninterest-bearing liabilities, with changes in fair value recorded in Noninterest income.
(b)Loan fees for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 were $60 million, $57 million and $55 million, respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 91

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

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (Non-GAAP) (a)

	Three months ended
In millions	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income (GAAP)	$2,804	$2,862	$2,348
Taxable-equivalent adjustments	22	22	15
Net interest income (Non-GAAP)	$2,826	$2,884	$2,363
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

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2021 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LIHTC	Low income housing tax credit
ALLL	Allowance for loan and lease losses	LLC	Limited liability company
AOCI	Accumulated other comprehensive income	LTV	Loan-to-value ratio
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BBVA	BBVA USA Bancshares, Inc.	NSFR	Net Stable Funding Ratio
BBVA USA	BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.	OCC	Office of the Comptroller of the Currency
BHC	Bank holding company	OREO	Other real estate owned
bps	Basis points	OTC	Over-the-counter
CARES Act	Coronavirus Aid, Relief and Economic Security Act	PCD	Purchased credit deteriorated
CCAR	Comprehensive Capital Analysis and Review	PD	Probability of default
CECL	Current expected credit losses	PPP	Paycheck Protection Program
CET1	Common equity tier 1	RAC	PNC’s Reserve Adequacy Committee
FHLB	Federal Home Loan Bank	ROAP	Removal of account provisions
FHLMC	Federal Home Loan Mortgage Corporation	SCB	Stress capital buffer
FICO	Fair Isaac Corporation (credit score)	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	SPE	Special purpose entity
GAAP	Accounting principles generally accepted in the United States of America	TDR	Troubled debt restructuring
GDP	Gross Domestic Product	U.S.	United States of America
ISDA	International Swaps and Derivatives Association	VA	Department of Veterans Affairs
LCR	Liquidity Coverage Ratio	VaR	Value-at-risk
LGD	Loss given default	VIE	Variable interest entity
LIBOR	London Interbank Offered Rate
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings in the Notes To Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in our 2021 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively.
92    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2022 are included in the following table.

2022 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	1,586	$211.04	1,582	68,546
February 1 - 28	2,432	$205.09	1,929	66,617
March 1 - 31	2,861	$189.06	2,861	63,756
Total	6,879	$199.79	6,372
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to shares used to cover employee payroll tax withholding requirements. See Note 17 Employee Benefit Plans and Note 18 Stock Based Compensation Plans in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC's SCB. The SCB framework allows for capital returns in amounts up to the level of capital in excess of the SCB minimum. Consistent with the flexibility provided under the SCB framework, our Board of Directors has recently authorized a new share repurchase structure, under the already approved authorization for repurchases of up to 100 million common shares, of which approximately 64% were still available at March 31, 2022. This structure allows for the continuation of our recent quarterly average share repurchase levels as well as the flexibility to increase those levels should conditions warrant.

The PNC Financial Services Group, Inc. – Form 10-Q 93

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
3.1.9
Statement with Respect to Shares of the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series U (incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022)

4.12
Deposit Agreement, dated as of April 26, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts described therein (incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022)

10.33	Form of Time Sharing Agreement between the Corporation and certain executives

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
94    The PNC Financial Services Group, Inc. – Form 10-Q

When warranted, we will also use our website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page rather than at “About Us – Investor Relations.”
We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve's rules require quantitative and qualitative disclosures about LCR and, beginning in 2023, our NSFR. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of all of this information through filings with the SEC.
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
Financial Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting PNC Investor Relations at 800-843-2206, via the request financial information form at www.pnc.com/investorrelations or via email to investor.relations@pnc.com.
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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and
The PNC Financial Services Group, Inc. – Form 10-Q 95

capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC's SCB, as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2021 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 4, 2022 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

96    The PNC Financial Services Group, Inc. – Form 10-Q