Form 10-Q
period 2022-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2022-08-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
    Yes  ☐  No  ☒
As of July 13, 2022, there were 410,124,004 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2022 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2021 Annual Report on Form 10-K (2021 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2021 Form 10-K; Item 1A Risk Factors included in our 2021 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and our first quarter 2022 Form 10-Q and Item 8 of our 2021 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2021 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 13 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 98 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended			Six months ended
	June 30	March 31	June 30	June 30	June 30
	2022	2022	2021	2022	2021
Financial Results (a)
Net interest income	$3,051	$2,804	$2,581	$5,855	$4,929
Noninterest income	2,065	1,888	2,086	3,953	3,958
Total revenue	5,116	4,692	4,667	9,808	8,887
Provision for (recapture of) credit losses	36	(208)	302	(172)	(249)
Noninterest expense	3,244	3,172	3,050	6,416	5,624
Income before income taxes and noncontrolling interests	$1,836	$1,728	$1,315	$3,564	$3,512
Income taxes	340	299	212	639	583
Net income	$1,496	$1,429	$1,103	$2,925	$2,929
Net income attributable to common shareholders	$1,409	$1,361	$1,042	$2,770	$2,800
Per Common Share
Basic	$3.39	$3.23	$2.43	$6.62	$6.54
Diluted	$3.39	$3.23	$2.43	$6.61	$6.53
Book value per common share	$101.39	$106.47	$120.25
Performance Ratios
Net interest margin (b)	2.50%	2.28%	2.29%	2.39%	2.28%
Noninterest income to total revenue	40%	40%	45%	40%	45%
Efficiency	63%	68%	65%	65%	63%
Return on:
Average common shareholders’ equity	13.52%	11.64%	8.32%	12.53%	11.29%
Average assets	1.10%	1.05%	0.88%	1.07%	1.21%
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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Dollars in millions, except as noted Unaudited	June 30 2022	December 31 2021	June 30 2021
Balance Sheet Data
Assets	$540,786	$557,191	$554,212
Loans	$310,800	$288,372	$294,704
Allowance for loan and lease losses	$4,462	$4,868	$5,730
Interest-earning deposits with banks	$28,404	$74,250	$72,447
Investment securities	$132,732	$132,962	$126,543
Total deposits	$440,811	$457,278	$452,883
Borrowed funds	$35,984	$30,784	$34,813
Total shareholders’ equity	$47,652	$55,695	$54,627
Common shareholders’ equity	$41,648	$50,685	$51,107
Other Selected Ratios
Common equity Tier 1	9.6%	10.3%	10.1%
Loans to deposits	71%	63%	65%
Common shareholders’ equity to total assets	7.7%	9.1%	9.2%
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

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results of operations and balance sheets for all periods presented in this Report reflect the benefit of BBVA's acquired businesses for the period since the acquisition closed on June 1, 2021.

For additional information on the acquisition of BBVA, see Note 2 Acquisition Activity in the Notes To Consolidated Financial Statements included in Item 1 of this Report and Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Income Statement Highlights

Net income of $1.5 billion, or $3.39 per diluted common share for the second quarter of 2022 increased $67 million, or 5%, compared to $1.4 billion, or $3.23 per diluted common share for the first quarter of 2022, driven by higher net interest and noninterest income, partially offset by a higher provision for credit losses and higher expenses.
•For the three months ended June 30, 2022 compared to the three months ended March 31, 2022:
•Total revenue increased $424 million, or 9%, to $5.1 billion.
•Net interest income of $3.1 billion increased $247 million, or 9%, driven by higher yields on interest-earning assets and increased loan balances, partially offset by higher funding costs.
•Net interest margin increased 22 basis points to 2.50% due to higher yields on interest-earning assets.
•Noninterest income increased $177 million, or 9%, to $2.1 billion, primarily due to increases in capital markets related fees.
•The second quarter of 2022 included a provision for credit losses of $36 million. The first quarter of 2022 included a provision recapture of $208 million.
•Noninterest expense increased $72 million, or 2%, to $3.2 billion, driven by increased business activity, annual employee merit increases and higher marketing spend.
•We generated positive operating leverage of 7% in the second quarter of 2022 compared to the first quarter of 2022.

Net income of $2.9 billion, or $6.61 per diluted common share for the first six months of 2022 decreased $4 million, compared to $2.9 billion, or $6.53 per diluted common share for the six months ended 2021, as higher net interest income was largely offset by higher expenses and a lower provision recapture.
•For the six months ended June 30, 2022 compared to the six months ended June 30, 2021:
•Total revenue increased $921 million, or 10%, to $9.8 billion.
•Net interest income increased $926 million, or 19%, as a result of higher interest-earning asset balances, reflecting the benefit of BBVA, and higher yields, partially offset by higher funding costs.
•Net interest margin increased 11 basis points, due to higher yields on interest-earning assets.
•Noninterest income decreased $5 million.
•Noninterest expense increased $792 million, or 14%, driven by the addition of BBVA operating expenses and increased business activity, partially offset by lower integration expenses.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Balance Sheet Highlights
Our balance sheet was well positioned at June 30, 2022. In comparison to December 31, 2021:
•Total assets decreased $16.4 billion, or 3%, to $540.8 billion.
•Total loans increased $22.4 billion, or 8%, to $310.8 billion.
•Total commercial loans increased $19.4 billion, or 10%, to $212.5 billion, driven by new production, and higher utilization of loan commitments, partially offset by PPP loan forgiveness.
•PPP loans outstanding were $1.0 billion and $3.4 billion at June 30, 2022 and December 31, 2021, respectively.
•Total consumer loans increased $3.0 billion to $98.3 billion, primarily due to increases in residential mortgages and home equity, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities decreased $0.2 billion to $132.7 billion, resulting from net unrealized losses, which reflected the impact of higher interest rates, partially offset by net purchase activity.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $45.8 billion, or 62%, to $28.4 billion, reflecting higher loans outstanding and lower deposits, partially offset by an increase in borrowed funds.
•Total deposits decreased $16.5 billion, to $440.8 billion reflecting deposit outflows and seasonal declines.
•Borrowed funds increased $5.2 billion, or 17%, to $36.0 billion, primarily due to increased FHLB borrowings, partially offset by lower bank notes and senior debt.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
The second quarter of 2022 reflected strong credit quality performance.
•At June 30, 2022 compared to December 31, 2021:
•Nonperforming assets of $2.1 billion decreased $431 million, or 17%, primarily driven by lower nonperforming commercial loans.
•Overall loan delinquencies of $1.5 billion decreased $474 million, or 24%, driven by lower consumer and commercial delinquencies, which included the resolution of BBVA USA conversion-related administrative and operational delays.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, decreased to $5.1 billion, or 1.65% of total loans, at June 30, 2022, compared to $5.5 billion, or 1.92% of total loans at December 31, 2021. The decrease was primarily driven by the impacts from portfolio changes and improved COVID-19 related economic conditions.
•Net charge-offs of $83 million, or 0.11% of average loans in the second quarter of 2022 decreased $54 million, or 39%, compared to $137 million, or 0.19% of average loans, for the first quarter of 2022, driven by lower consumer net charge-offs, primarily within auto.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights

We maintained our strong capital position.
•Common shareholders’ equity of $41.6 billion at June 30, 2022, decreased $9.1 billion, or 18%, compared to December 31, 2021 as net income was more than offset by a decrease in AOCI, reflecting the impact of higher interest rates on net unrealized losses on securities and swaps. The decline was also attributable to common share repurchases and dividends paid.
•In the second quarter, we returned $1.4 billion of capital to shareholders through common share repurchases of $737 million, representing 4.3 million shares, and dividends on common shares of $627 million.
•The SCB framework allows for capital returns in amounts up to the level of capital in excess of the firm's SCB plus the regulatory minimum level of capital (e.g., CET1 of 4.5%). Consistent with the flexibility provided under the SCB framework, our Board of Directors has recently authorized a new share repurchase structure, under the already approved authorization for repurchases of up to 100 million common shares, of which approximately 59% were still available at June 30, 2022. This framework and our capital flexibility allow for the continuation of our recent quarterly average share repurchase levels in dollars as well as the ability to increase those levels should conditions warrant. PNC's SCB for the four-quarter period beginning October 1, 2022 is 2.9%.
•On July 1, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on August 5, 2022.
•Our CET1 ratio decreased to 9.6% at June 30, 2022 from 10.3% at December 31, 2021.
•Capital was impacted by our election to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding
4    The PNC Financial Services Group, Inc. – Form 10-Q

the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to be lower than the economy’s long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
•Supply-chain difficulties will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending.
•Inflation accelerated in the second half of 2021 to its fastest pace in decades. Inflation will slow in the second half of 2022 as pandemic-related supply and demand imbalances recede and energy prices stabilize. However, inflation will also broaden throughout the economy due to wage growth. The annual inflation rate will end 2022 above the Federal Reserve’s long-run objective of 2%.
•The FOMC raised the federal funds rate by 0.75% in July, to a range of 2.25% to 2.50%. PNC expects further increases in the federal funds rate through the rest of this year, to a range of 3.25% to 3.50% at the end of 2022. The federal funds rate is expected to peak between 3.50% and 3.75% in mid-early 2023, before falling in the second half of next year as inflation ebbs and economic growth slows.
•Uncertainty about the outlook has increased with the Russian invasion of Ukraine. It has created additional risk to higher inflation this year, which could lead the FOMC to tighten more aggressively than currently anticipated. In addition, risks to growth and the likelihood of a recession in late 2022 or 2023 have increased.

For the third quarter of 2022, compared to the second quarter of 2022, we expect:
•Average loans to be up 1% to 2%,
•Net interest income to be up 10% to 12%,
•Noninterest income, excluding net securities gains and Visa activity, to be down 3% to 5%,
•Revenue to be up 4% to 6%,
•Noninterest expense to be stable to up 1%, and
•Net loan charge-offs to be between $125 million and $175 million.

For the full year 2022, compared to full year 2021, we expect:
•Average loans to be up approximately 13%,
•Period-end loans to be up approximately 8%,
•Revenue to be up 9% to 11%,
•Noninterest expense, excluding integration expense, to be up 4% to 6%, and
•The effective tax rate to be approximately 19%.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Part I, Item 1 of this Report.

Net income of $1.5 billion, or $3.39 per diluted common share for the second quarter of 2022 increased $67 million, or 5%, compared to $1.4 billion, or $3.23 per diluted common share for the first quarter of 2022, driven by higher net interest and noninterest income,
The PNC Financial Services Group, Inc. – Form 10-Q 5

partially offset by a higher provision for credit losses and higher expenses. Net income of $2.9 billion, or $6.61 per diluted common share for the first six months of 2022 decreased $4 million, compared to $2.9 billion, or $6.53 per diluted common share, for the same period in 2021, as higher net interest income was largely offset by higher expenses and a lower provision recapture.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	June 30, 2022			March 31, 2022
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$134,724	1.89%	$636	$133,897	1.64%	$548
Loans	304,790	3.29%	2,524	290,701	3.19%	2,311
Interest-earning deposits with banks	39,689	0.79%	78	62,540	0.19%	29
Other	9,935	2.76%	68	9,417	2.07%	48
Total interest-earning assets/interest income	$489,138	2.69%	3,306	$496,555	2.37%	2,936
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$297,096	0.12%	88	$299,543	0.04%	27
Borrowed funds	35,656	1.58%	142	30,312	1.10%	83
Total interest-bearing liabilities/interest expense	$332,752	0.27%	230	$329,855	0.13%	110
Net interest margin/income (non-GAAP)		2.50%	3,076		2.28%	2,826
Taxable-equivalent adjustments			(25)			(22)
Net interest income (GAAP)			$3,051			$2,804

	June 30, 2022			June 30, 2021
Six months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$134,313	1.76%	$1,184	$97,511	1.85%	$901
Loans	297,785	3.24%	4,835	246,919	3.38%	4,175
Interest-earning deposits with banks	51,120	0.42%	107	81,947	0.10%	43
Other	9,677	2.42%	116	7,955	2.40%	95
Total interest-earning assets/interest income	$492,895	2.53%	6,242	$434,332	2.40%	5,214
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$298,313	0.08%	115	$260,804	0.05%	70
Borrowed funds	32,998	1.36%	225	34,670	1.06%	185
Total interest-bearing liabilities/interest expense	$331,311	0.20%	340	$295,474	0.17%	255
Net interest margin/income (non-GAAP)		2.39%	5,902		2.28%	4,959
Taxable-equivalent adjustments			(47)			(30)
Net interest income (GAAP)			$5,855			$4,929
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

Net interest income increased $247 million, or 9%, for the second quarter of 2022 compared to the first quarter of 2022, driven by higher yields on interest-earning assets and increased loan balances, partially offset by higher funding costs. Net interest income increased $926 million, or 19%, for the first six months of 2022 compared to the same period in 2021, as a result of higher interest-earning asset balances, reflecting the benefit of BBVA, and higher yields, partially offset by higher funding costs.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest margin in the quarterly and year-to-date comparisons increased 22 basis points and 11 basis points, respectively. In both comparisons, the increase was primarily due to higher yields on interest-earning assets.

Average investment securities for the second quarter of 2022 increased $827 million, or 1% compared to the first quarter of 2022 reflecting net purchases, primarily of agency residential mortgage-backed securities. Average investment securities increased $36.8 million, or 38% in the year-to-date comparison, due to net securities purchases, primarily of U.S. Treasury and government agency securities purchases and the addition of BBVA. Average investment securities represented 28% of average interest-earning assets for the second quarter of 2022 compared to 27% for the first quarter of 2022, and 27% for the first six months of 2022 compared to 22% for the first six months of 2021.

In the quarterly and year-to-date comparisons, average loans increased $14.1 billion, or 5%, and $50.9 billion, or 21%, respectively. In both comparisons, the increase was due to growth in commercial and consumer loans, partially offset by PPP loan forgiveness. The increase in the year-to-date comparison also reflects the impact of the BBVA acquisition. Average loans represented 62% of average interest-earning assets for the second quarter of 2022 compared to 59% for the first quarter of 2022, and 60% for the first six months of 2022 compared to 57% for the first six months of 2021.

Average interest-earning deposits with banks for the second quarter of 2022 decreased $22.9 billion, or 37%, compared to the first quarter of 2022, primarily due to higher loans outstanding and lower deposits. In the year-to-date comparison, average interest-earning deposits with banks decreased $30.8 billion, or 38%, reflecting higher loan and securities balances, partially offset by higher deposits.

Average interest-bearing deposits for the second quarter of 2022 decreased $2.4 billion, or 1%, compared to the first quarter of 2022. The decrease was driven by lower commercial deposits reflecting deposit outflows and seasonal declines. Average interest-bearing deposits increased $37.5 billion, or 14% in the year-to-date comparison, primarily attributable to the BBVA acquisition. In total, average interest-bearing deposits represented 89% of average interest-bearing liabilities for the second quarter of 2022 compared to 91% for the first quarter of 2022, and 90% for the first six months of 2022 compared to 88% for the first six months of 2021.

Average borrowed funds for the second quarter of 2022 increased $5.3 billion, or 18%, compared to the first quarter of 2022 due to increased FHLB borrowings. Average borrowed funds for the first six months of 2022 decreased $1.7 billion, or 5%, compared to the first six months of 2021, reflecting lower bank notes and senior debt, partially offset by higher FHLB borrowings.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2022	2022	$	%	2022	2021	$	%
Noninterest income
Asset management and brokerage	$365	$377	$(12)	(3)%	$742	$678	$64	9%
Capital markets related	409	252	157	62%	661	635	26	4%
Card and cash management	671	620	51	8%	1,291	1,089	202	19%
Lending and deposit services	282	269	13	5%	551	524	27	5%
Residential and commercial mortgage	161	159	2	1%	320	393	(73)	(19)%
Other	177	211	(34)	(16)%	388	639	(251)	(39)%
Total noninterest income	$2,065	$1,888	$177	9%	$3,953	$3,958	$(5)	—

Noninterest income as a percentage of total revenue was 40% for the second and first quarters of 2022, and 40% for the first six months of 2022 compared to 45% for the same period in 2021.

Asset management and brokerage fees decreased compared to the first quarter of 2022, primarily as a result of lower average equity markets. The increase in the year-to-date comparison was due to higher average equity markets and the benefit of BBVA. PNC's discretionary client assets under management of $167 billion at June 30, 2022 decreased from $182 billion at March 31, 2022 and $183 billion at June 30, 2021, primarily driven by lower spot equity markets.

Capital markets related revenue increased in the quarterly and year-to-date comparisons, and included higher merger and acquisition advisory fees.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Card and cash management revenue increased compared to the first quarter of 2022, due to higher consumer spending and increased treasury management product revenue. The increase compared to the first six months of 2021 also reflected the addition of BBVA customers.

Lending and deposit services increased compared to the first quarter of 2022 and included lower integration related fee waivers. The increase in the year-to-date comparison was due to the benefit of BBVA, partially offset by the impact of Low Cash Mode® on overdraft fees and integration related fee waivers.

Residential and commercial mortgage increased compared to the first quarter of 2022 as higher revenue from commercial mortgage banking activities was largely offset by lower residential mortgage loan sales revenue. The decrease in the year-to-date comparison was due to lower residential and commercial mortgage banking activities.

Other noninterest income decreased compared to the first quarter of 2022, and included $16 million of negative Visa Class B derivative fair value adjustments related to litigation escrow funding and other valuation changes. The first quarter of 2022 included $4 million of positive Visa Class B fair value adjustments. The decrease in the year-to-date comparison included the impact of lower private equity revenue.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2022	2022	$	%	2022	2021	$	%
Noninterest expense
Personnel	$1,779	$1,717	$62	4%	$3,496	$3,117	$379	12%
Occupancy	246	258	(12)	(5)%	504	432	72	17%
Equipment	351	331	20	6%	682	619	63	10%
Marketing	95	61	34	56%	156	119	37	31%
Other	773	805	(32)	(4)%	1,578	1,337	241	18%
Total noninterest expense	$3,244	$3,172	$72	2%	$6,416	$5,624	$792	14%

Noninterest expense increased compared to the first quarter of 2022, driven by increased business activity, annual employee merit increases and higher marketing spend. These increases were partially offset by seasonally lower occupancy expenses and lower other expenses as we continued our focus on expense management. The increase in the first six months of 2022 compared to the same period of 2021 was driven by the addition of BBVA operating expenses and increased business activity, partially offset by lower integration expenses.

Effective Income Tax Rate

The effective income tax rate was 18.5% in the second quarter of 2022, compared to 17.3% in the first quarter of 2022, and 17.9% in the first six months of 2022 compared to 16.6% for the same period in 2021.

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended			Six months ended
	June 30	March 31	Change	June 30	June 30	Change
Dollars in millions	2022	2022	$	2022	2021	$
Provision for (recapture of) credit losses
Loans and leases	$(10)	$(172)	$162	$(182)	$(296)	$114
Unfunded lending related commitments	42	(23)	65	19	15	4
Investment securities	3	1	2	4	26	(22)
Other financial assets	1	(14)	15	(13)	6	(19)
Total provision for (recapture of) credit losses	$36	$(208)	$244	$(172)	$(249)	$77

The second quarter of 2022 included a provision for credit losses of $36 million. The first quarter of 2022 included a provision recapture of $208 million.
8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Part I, Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2022	2021	$	%
Assets
Interest-earning deposits with banks	$28,404	$74,250	$(45,846)	(62)%
Loans held for sale	1,191	2,231	(1,040)	(47)%
Investment securities	132,732	132,962	(230)	—
Loans	310,800	288,372	22,428	8%
Allowance for loan and lease losses	(4,462)	(4,868)	406	8%
Mortgage servicing rights	2,608	1,818	790	43%
Goodwill	10,916	10,916		—
Other	58,597	51,510	7,087	14%
Total assets	$540,786	$557,191	$(16,405)	(3)%
Liabilities
Deposits	$440,811	$457,278	$(16,467)	(4)%
Borrowed funds	35,984	30,784	5,200	17%
Allowance for unfunded lending related commitments	681	662	19	3%
Other	15,622	12,741	2,881	23%
Total liabilities	493,098	501,465	(8,367)	(2)%
Equity
Total shareholders’ equity	47,652	55,695	(8,043)	(14)%
Noncontrolling interests	36	31	5	16%
Total equity	47,688	55,726	(8,038)	(14)%
Total liabilities and equity	$540,786	$557,191	$(16,405)	(3)%

Our balance sheet was well-positioned at June 30, 2022 and December 31, 2021.
•Total assets decreased primarily due to lower balances held with the Federal Reserve Bank, partially offset by higher loans.
•Total liabilities decreased driven by lower commercial and consumer deposits, partially offset by higher borrowed funds.
•Total equity decreased as net income and the issuance of preferred stock were more than offset by a decrease in AOCI, reflecting the impact of higher interest rates on net unrealized losses on securities and swaps. The decline was also attributable to common share repurchases and dividends paid.

The ACL related to loans totaled $5.1 billion at June 30, 2022, a decrease of $0.4 billion since December 31, 2021, primarily driven by the impacts from portfolio changes and improved COVID-19 related economic conditions. See the following for additional information regarding our ACL related to loans:
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
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	June 30	December 31	Change
Dollars in millions	2022	2021	$	%
Commercial
Commercial and industrial	$171,831	$152,933	$18,898	12%
Commercial real estate	34,452	34,015	437	1%
Equipment lease financing	6,240	6,130	110	2%
Total commercial	212,523	193,078	19,445	10%
Consumer
Residential real estate	43,717	39,712	4,005	10%
Home equity	24,693	24,061	632	3%
Automobile	15,323	16,635	(1,312)	(8)%
Credit card	6,650	6,626	24	—
Education	2,332	2,533	(201)	(8)%
Other consumer	5,562	5,727	(165)	(3)%
Total consumer	98,277	95,294	2,983	3%
Total loans	$310,800	$288,372	$22,428	8%

Commercial loans increased driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PPP loans outstanding were $1.0 billion and $3.4 billion at June 30, 2022 and December 31, 2021, respectively.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans increased primarily due to increases in residential mortgages and home equity, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.

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

Investment Securities

Investment securities of $132.7 billion at June 30, 2022 decreased $0.2 billion compared to December 31, 2021, resulting from net unrealized losses, which reflected the impact of higher interest rates, partially offset by net purchase activity.

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

10    The PNC Financial Services Group, Inc. – Form 10-Q

Table 8: Investment Securities

	June 30, 2022		December 31, 2021		Ratings as of June 30, 2022 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$45,459	$44,231	$47,024	$47,054	100%
Agency residential mortgage-backed	71,120	68,227	67,326	67,632	100%
Non-agency residential mortgage-backed	1,050	1,207	927	1,158	8%		1%	38%	53%
Agency commercial mortgage-backed	2,126	2,032	1,740	1,773	100%
Non-agency commercial mortgage-backed (c)	3,238	3,175	3,423	3,436	85%	1%	2%		12%
Asset-backed (d)	6,802	6,764	6,380	6,409	95%	1%		3%	1%
Other (e)	5,928	5,762	5,404	5,596	49%	31%	17%		3%
Total investment securities (f)	$135,723	$131,398	$132,224	$133,058	97%	1%	1%		1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $137 million at June 30, 2022 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2021 was $133 million.
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

Table 8 presents the distribution of our investment securities portfolio by amortized cost and fair value, as well as by credit rating. The relationship of fair value to amortized cost at June 30, 2022 compared to December 31, 2021 primarily reflected the impact of higher interest rates on the valuation of fixed rate securities. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the allowance for investment securities.

In the first and second quarters of 2022, we transferred securities with a fair value of $18.7 billion and $59.1 billion, respectively, from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding this transfer.

On July 28, 2022, we transferred an additional $5.0 billion of available for sale securities to held to maturity. See Note 17 Subsequent Events in the Notes To Consolidated Financial Statements in this Report for additional details on this transfer.

The duration of investment securities was 4.5 years at June 30, 2022. We estimate that at June 30, 2022 the effective duration of investment securities was 4.5 years for an immediate 50 basis points parallel increase in interest rates and 4.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2021 for the effective duration of investment securities were 3.8 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.4 years at June 30, 2022 compared to 4.4 years at December 31, 2021.

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2022	Years
Agency residential mortgage-backed	6.6
Non-agency residential mortgage-backed	9.1
Agency commercial mortgage-backed	4.9
Non-agency commercial mortgage-backed	1.7
Asset-backed	2.7

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 12 Fair Value in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 10: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2022	2021	$	%
Deposits
Noninterest-bearing	$146,438	$155,175	$(8,737)	(6)%
Interest-bearing
Money market	59,425	61,229	(1,804)	(3)%
Demand	116,359	115,910	449	—
Savings	108,471	107,598	873	1%
Time deposits	10,118	17,366	(7,248)	(42)%
Total interest-bearing deposits	294,373	302,103	(7,730)	(3)%
Total deposits	440,811	457,278	(16,467)	(4)%
Borrowed funds
Federal Home Loan Bank borrowings	10,000		10,000	—
Bank notes and senior debt	14,358	20,661	(6,303)	(31)%
Subordinated debt	7,487	6,996	491	7%
Other	4,139	3,127	1,012	32%
Total borrowed funds	35,984	30,784	5,200	17%
Total funding sources	$476,795	$488,062	$(11,267)	(2)%

Total deposits decreased as a result of lower commercial and consumer deposits, reflecting deposit outflows and seasonal declines.

Borrowed funds increased primarily due to increased FHLB borrowings, partially offset by lower bank notes and senior debt.

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

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for additional information regarding our 2022 liquidity and capital activities. See Note 8 Borrowed Funds in the Notes To Consolidated Financial Statements in this Report and Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity was $47.7 billion at June 30, 2022, a decrease of $8.0 billion compared to December 31, 2021 as increases related to net income of $2.9 billion and a preferred stock issuance of $1.0 billion were more than offset by a decrease in AOCI of $8.8 billion, reflecting the impact of higher interest rates on net unrealized losses on securities and swaps. The decline was also attributable to common share repurchases of $1.9 billion and preferred stock dividends of $1.2 billion.
12    The PNC Financial Services Group, Inc. – Form 10-Q

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. Certain amounts included in this Business Segments Review differ from those +amounts shown in Note 15, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 78 in Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

The PNC Financial Services Group, Inc. – Form 10-Q 13

Retail Banking

Retail Banking's core strategy is to help all of our consumer and small business customers move forward financially. We aim to grow our primary checking and transaction relationships through strong customer acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, payments, investment and retirement solutions. A strategic priority for us is to differentiate the customer experience, leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities and ATM access, while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 11: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$3,193	$2,859	$334	12%
Noninterest income	1,493	1,360	133	10%
Total revenue	4,686	4,219	467	11%
Provision for (recapture of) credit losses	(26)	(43)	17	40%
Noninterest expense	3,805	3,153	652	21%
Pretax earnings	907	1,109	(202)	(18)%
Income taxes	214	256	(42)	(16)%
Noncontrolling interests	31	14	17	121%
Earnings	$662	$839	$(177)	(21)%
Average Balance Sheet
Loans held for sale	$1,070	$1,150	$(80)	(7)%
Loans
Consumer
Residential real estate	$32,389	$19,573	$12,816	65%
Home equity	22,673	21,957	716	3%
Automobile	15,918	14,392	1,526	11%
Credit card	6,455	5,860	595	10%
Education	2,470	2,875	(405)	(14)%
Other consumer	2,261	2,036	225	11%
Total consumer	82,166	66,693	15,473	23%
Commercial	11,325	14,272	(2,947)	(21)%
Total loans	$93,491	$80,965	$12,526	15%
Total assets	$112,415	$96,942	$15,473	16%
Deposits
Noninterest-bearing	$64,833	$49,578	$15,255	31%
Interest-bearing	201,916	171,211	30,705	18%
Total deposits	$266,749	$220,789	$45,960	21%
Performance Ratios
Return on average assets	1.19%	1.75%
Noninterest income to total revenue	32%	32%
Efficiency	81%	75%
14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for six months ended June 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$269	$212	$57	27%
Card and cash management	$659	$588	$71	12%
Lending and deposit services	$331	$282	$49	17%
Residential and commercial mortgage	$170	$208	$(38)	(18)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$145	$145		—
Serviced portfolio acquisitions	$21	$40	$(19)	(48)%
MSR asset value (b)	$1.6	$1.1	$0.5	45%
MSR capitalization value (in basis points) (b)	112	77	35	45%
Servicing income: (in millions)
Servicing fees, net (c)	$69	$2	$67	*
Mortgage servicing rights valuation, net of economic hedge	$15	$38	$(23)	(61)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$9.9	$10.8	$(0.9)	(8)%
Loan sale margin percentage	2.18%	2.92%
Percentage of originations represented by:
Purchase volume (d)	57%	43%
Refinance volume	43%	57%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	64%	66%
Digital consumer customers (f)	78%	80%
Credit-related statistics
Nonperforming assets	$1,088	$1,245	$(157)	(13)%
Net charge-offs - loans and leases	$229	$187	$42	22%
Other statistics
ATMs	9,301	9,636	(335)	(3)%
Branches (g)	2,535	2,724	(189)	(7)%
Brokerage account client assets (in billions) (h)	$68	$83	$(15)	(18)%
*- Not Meaningful
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the six months ended.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan payments, prepayments and loans that were paid down or paid off during the period.
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

Retail Banking earnings for the first six months of 2022 decreased $177 million compared with the same period in 2021 primarily due to increased noninterest expense, partially offset by higher net interest and noninterest income.

Net interest income increased primarily due to growth in average deposit and loan balances, reflecting the BBVA acquisition, along with wider interest rate spreads on the value of loans, partially offset by narrower interest rate spreads on the value of deposits.

Noninterest income increased due to higher card and cash management revenue, increased asset management and brokerage fees and higher lending and deposit related fees. All of these categories benefited from the addition of BBVA customers and increased business activity.

Noninterest expense increased primarily due to the impact of BBVA operating expenses, increased business activity and continued investments in strategic initiatives.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In
The PNC Financial Services Group, Inc. – Form 10-Q 15

the first six months of 2022, average total deposits increased compared to the same period in 2021 primarily driven by growth in demand and savings deposits which included the impact of the BBVA acquisition.

Retail Banking average total loans increased in the first six months of 2022 compared with the same period in 2021. Average consumer loans increased 23% due to the impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in their loan portfolio. In addition, average residential real estate loans increased due to continued strength in portfolio originations. Average commercial loans decreased primarily due to forgiveness of PPP loans.

As part of our strategic focus on growing customers and meeting their financial needs, we have established a coast-to-coast network of retail branches and ATMs that operate alongside PNC’s suite of digital capabilities. Over time, we plan to continue to convert a portion of these branches to solution centers, which have a distinctive layout and the capability to support transactions, sales and advice using a combination of technology and personalized banker assistance. PNC began to deploy solution centers in 2018.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of customers by providing a broad range of liquidity, banking, payments and investment products. In 2021, we successfully rolled out Low Cash Mode® to all Virtual Wallet® customers providing them with the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts and controls to choose whether to return certain debits rather than the bank making the decision.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result, have closed 96 branches in the first six months of 2022, consistent with our plan.
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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions	2022	2021	$	%
Income Statement
Net interest income	$2,413	$2,093	$320	15%
Noninterest income	1,772	1,674	98	6%
Total revenue	4,185	3,767	418	11%
Provision for (recapture of) credit losses	(135)	(178)	43	24%
Noninterest expense	1,771	1,524	247	16%
Pretax earnings	2,549	2,421	128	5%
Income taxes	583	547	36	7%
Noncontrolling interests	7	7		—
Earnings	$1,959	$1,867	$92	5%
Average Balance Sheet
Loans held for sale	$559	$627	$(68)	(11)%
Loans
Commercial
Commercial and industrial	$147,819	$118,106	$29,713	25%
Commercial real estate	32,640	28,658	3,982	14%
Equipment lease financing	6,150	6,332	(182)	(3)%
Total commercial	186,609	153,096	33,513	22%
Consumer	11	10	1	10%
Total loans	$186,620	$153,106	$33,514	22%
Total assets	$210,171	$176,182	$33,989	19%
Deposits
Noninterest-bearing	$83,589	$71,142	$12,447	17%
Interest-bearing	66,780	69,555	(2,775)	(4)%
Total deposits	$150,369	$140,697	$9,672	7%
Performance Ratios
Return on average assets	1.88%	2.14%
Noninterest income to total revenue	42%	44%
Efficiency	42%	40%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,205	$1,017	$188	18%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$36	$59	$(23)	(39)%
Commercial mortgage loan servicing income (d)	138	156	(18)	(12)%
Commercial mortgage servicing rights valuation, net of economic hedge	46	50	(4)	(8)%
Total	$220	$265	$(45)	(17)%
MSR asset value (e)	$988	$682	$306	45%
Average loans by C&IB business
Corporate Banking	$98,079	$75,806	$22,273	29%
Real Estate	43,710	39,799	3,911	10%
Business Credit	27,395	22,263	5,132	23%
Commercial Banking	9,751	11,919	(2,168)	(18)%
Other	7,685	3,319	4,366	132%
Total average loans	$186,620	$153,106	$33,514	22%
Credit-related statistics
Nonperforming assets (e)	$674	$1,274	$(600)	(47)%
Net charge-offs - loans and leases	$10	$277	$(267)	(96)%
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
(e)As of June 30.

Corporate & Institutional Banking earnings in the first six months of 2022 increased $92 million compared with the same period in 2021 driven by higher net interest income and noninterest income, partially offset by higher noninterest expense and a lower provision recapture.

Net interest income increased in the comparison primarily due to higher average loan and deposit balances, reflecting the addition of BBVA, as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison primarily driven by higher treasury management product revenue and capital markets related fees, partially offset by lower commercial mortgage banking activities.

Provision recapture in the first six months of 2022 was primarily driven by the impacts from improvements in credit quality and COVID-19 related economic conditions, partially offset by loan growth.

Noninterest expense increased in the comparison largely due to the addition of BBVA operating expenses, higher variable costs associated with increased business activity and continued investments in strategic initiatives.

Average loans increased compared with the six months ended June 30, 2021 due to increases in Corporate Banking, Business Credit and Real Estate, partially offset by a decrease in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased reflecting loans from BBVA, strong new production and higher average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased primarily driven by loans from BBVA, higher utilization of loan commitments and new production.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA, partially offset by lower commercial mortgage lending.
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

In 2021, the BBVA acquisition accelerated Corporate & Institutional Banking’s geographic expansion. Following the BBVA acquisition and our de novo expansion efforts, we are now a coast-to-coast franchise and have a presence in the largest 30 U.S. metropolitan statistical areas. These expanded locations complement Corporate & Institutional Banking’s national businesses with a significant presence in these cities and our full suite of commercial products and services is now offered nationally.

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
18    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with the first six months of 2021, treasury management revenue increased due to higher noninterest income and higher deposit balances, including the impact of the BBVA acquisition and wider interest rate spreads on the value of deposits.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower revenue from commercial mortgage loans held for sale and lower commercial mortgage servicing income.

Capital markets related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The noninterest income generated from these revenue streams is reflected in the capital markets related category on the Consolidated Income Statement. Compared with the first six months of 2021, capital markets related noninterest income increased due to higher merger and acquisition fees, higher fees on customer-related derivatives activities and higher loan syndication fees. These increases were partially offset by lower equity capital markets advisory fees, lower underwriting fees and lower credit valuation on customer-related derivatives activities.
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

Table 13: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$291	$205	$86	42%
Noninterest income	482	473	9	2%
Total revenue	773	678	95	14%
Provision for credit losses	7	14	(7)	(50)%
Noninterest expense	521	421	100	24%
Pretax earnings	245	243	2	1%
Income taxes	57	57		—
Earnings	$188	$186	$2	1%
Average Balance Sheet
Loans
Consumer
Residential real estate	$7,414	$4,040	$3,374	84%
Other consumer	4,587	4,099	488	12%
Total consumer	12,001	8,139	3,862	47%
Commercial	1,704	1,087	617	57%
Total loans	$13,705	$9,226	$4,479	49%
Total assets	$14,126	$9,761	$4,365	45%
Deposits
Noninterest-bearing	$3,140	$2,148	$992	46%
Interest-bearing	29,331	19,865	9,466	48%
Total deposits	$32,471	$22,013	$10,458	48%
Performance Ratios
Return on average assets	2.68%	3.84%
Noninterest income to total revenue	62%	70%
Efficiency	67%	62%
Supplemental Noninterest Income Information
Asset management fees	$469	$465	$4	1%
Brokerage fees	4	2	2	100%
Total	$473	$467	$6	1%
Other Information
Nonperforming assets (a)	$114	$85	$29	34%
Net charge-offs - loans and leases	$1	$2	$(1)	(50)%
Brokerage account client assets (in billions) (a)	$4	$5	$(1)	(20)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$167	$183	$(16)	(9)%
Nondiscretionary client assets under administration	153	172	(19)	(11)%
Total	$320	$355	$(35)	(10)%
Discretionary client assets under management
PNC Private Bank	$103	$119	$(16)	(13)%
Institutional Asset Management	64	64		—
Total	$167	$183	$(16)	(9)%
(a)As of June 30.
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

Asset Management Group earnings in the first six months of 2022 increased $2 million compared with the same period in 2021 driven by higher net interest income, higher noninterest income and lower provision for credit losses, partially offset by increases in noninterest expense.

Net interest income increased in the comparison due to growth in average deposit and loan balances, reflecting the BBVA acquisition and organic growth.

Noninterest income increased in the comparison primarily attributable to increases in the average equity markets and the benefit of BBVA.

Noninterest expense increased in the comparison due to the impact of BBVA operations and higher personnel expense.

Discretionary client assets under management decreased in comparison to the prior year, primarily due to lower equity markets as of June 30, 2022.

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
The PNC Financial Services Group, Inc. – Form 10-Q 21

loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 53% of our total loan portfolio at June 30, 2022 and December 31, 2021, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 15: Commercial and Industrial Loans by Industry

	June 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$27,179	16%	$22,597	15%
Retail/wholesale trade	26,475	15	22,803	15
Service providers	21,184	12	20,750	14
Financial services	19,594	11	17,950	12
Technology, media & telecommunications	16,249	10	10,070	7
Real estate related (a)	16,179	10	15,123	10
Health care	10,153	6	9,944	7
Transportation and warehousing	7,604	4	7,136	5
Other industries	27,214	16	26,560	15
Total commercial and industrial loans	$171,831	100%	$152,933	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial and industrial loan growth from December 31, 2021 was driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PPP loans outstanding totaled $1.0 billion and $3.4 billion at June 30, 2022 and December 31, 2021, respectively.

Commercial Real Estate
Commercial real estate loans comprised $20.2 billion related to commercial mortgages on income-producing properties, $6.7 billion of real estate construction project loans and $7.6 billion of intermediate-term financing loans as of June 30, 2022. Comparable amounts as of December 31, 2021 were $18.6 billion, $7.3 billion and $8.1 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,925	17%	$5,561	16%
Texas	3,708	11	3,458	10
Florida	2,920	8	2,987	9
Virginia	1,653	5	1,720	5
Maryland	1,590	5	1,557	5
Pennsylvania	1,550	4	1,482	4
Illinois	1,360	4	970	3
Ohio	1,168	3	1,219	4
Colorado	1,142	3	1,126	3
New Jersey	986	3	982	3
Other	12,450	37	12,953	38
Total commercial real estate loans	$34,452	100%	$34,015	100%
Property Type (a)
Multifamily	$11,744	34%	$10,581	31%
Office	9,406	27	9,547	28
Industrial/warehouse	3,265	9	2,413	7
Retail	3,071	9	3,570	10
Seniors housing	2,298	7	2,602	8
Hotel/motel	1,976	6	2,008	6
Mixed use	723	2	724	2
Other	1,969	6	2,570	8
Total commercial real estate loans	$34,452	100%	$34,015	100%
(a)    Presented in descending order based on loan balances at June 30, 2022.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of growing uncertainty. Evolving conditions suggest a structural change for office demand moving forward; however, the change is anticipated to develop over time. PNC continues to closely monitor our exposure in the office sector as these concerns develop, and while internal risk assessments have moved moderately higher, we have not seen a notable change in performance at this time.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2022 and December 31, 2021.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 17: Residential Real Estate Loan Statistics

	June 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$17,245	39%	$15,041	38%
Texas	4,223	10	4,397	11
Florida	3,263	7	3,124	8
Washington	2,564	6	1,909	5
New Jersey	1,805	4	1,660	4
New York	1,446	3	1,279	3
Arizona	1,398	3	1,435	4
Colorado	1,147	3	1,145	3
Pennsylvania	1,131	3	1,069	3
Illinois	936	2	957	2
Other	8,559	20	7,696	19
Total residential real estate loans	$43,717	100%	$39,712	100%
	June 30, 2022		December 31, 2021
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		775
LTV of loan originations		68%		67%
(a)Presented in descending order based on loan balances at June 30, 2022.
(b)Weighted-averages calculated for the twelve months ended June 30, 2022 and December 31, 2021, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $38.4 billion at June 30, 2022 with 44% located in California. Comparable amounts at December 31, 2021 were $34.9 billion and 42%, respectively.

Home Equity
Home equity loans comprised $17.6 billion of primarily variable-rate home equity lines of credit and $7.1 billion of closed-end home equity installment loans at June 30, 2022. Comparable amounts were $15.8 billion and $8.3 billion as of December 31, 2021, respectively.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 18: Home Equity Loan Statistics

	June 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,105	21%	$5,108	21%
New Jersey	3,188	13	3,117	13
Ohio	2,364	10	2,398	10
Florida	1,854	8	1,701	7
Michigan	1,262	5	1,246	5
Maryland	1,220	5	1,206	5
Illinois	1,125	5	1,154	5
Texas	999	4	978	4
North Carolina	941	4	918	4
California	881	4	705	3
Other	5,754	21	5,530	23
Total home equity loans	$24,693	100%	$24,061	100%
Lien type
1st lien		62%		62%
2nd lien		38		38
Total		100%		100%
Weighted-average loan origination statistics (b)	June 30, 2022		December 31, 2021
Loan origination FICO score		777		782
LTV of loan originations		67%		66%
(a)Presented in descending order based on loan balances at June 30, 2022.
(b)Weighted-averages calculated for the twelve months ended June 30, 2022 and December 31, 2021, respectively.

Automobile
Auto loans comprised $14.2 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of June 30, 2022. Comparable amounts as of December 31, 2021 were $15.4 billion and $1.2 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Statistics (a)

	June 30, 2022	December 31, 2021
Weighted-average loan origination FICO score (b)
Indirect auto	786	791
Direct auto	777	775
Weighted-average term of loan originations - in months
Indirect auto	73	72
Direct auto	62	62
(a)Weighted-averages calculated for the twelve months ended June 30, 2022 and December 31, 2021, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. At June 30, 2022, the portfolio balance was composed of 52% new vehicle loans and 48% used vehicle loans. Comparable amounts at December 31, 2021 were 53% and 47%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	June 30, 2022	December 31, 2021	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$815	$1,168	$(353)	(30)%
Consumer (a)	1,231	1,312	(81)	(6)%
Total nonperforming loans	2,046	2,480	(434)	(18)%
OREO and foreclosed assets	29	26	3	12%
Total nonperforming assets	$2,075	$2,506	$(431)	(17)%
TDRs included in nonperforming loans	$715	$988	$(273)	(28)%
Percentage of total nonperforming loans	35%	40%
Nonperforming loans to total loans	0.66%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.67%	0.87%
Nonperforming assets to total assets	0.38%	0.45%
Allowance for loan and lease losses to nonperforming loans	218%	196%
Allowance for credit losses to nonperforming loans (b)	251%	223%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2022 and 2021:

Table 21: Change in Nonperforming Assets

In millions	2022	2021
January 1	$2,506	$2,337
Acquired nonperforming assets (a)		880
New nonperforming assets	739	456
Charge-offs and valuation adjustments	(117)	(131)
Principal activity, including paydowns and payoffs	(547)	(450)
Asset sales and transfers to loans held for sale	(27)	(101)
Returned to performing status	(479)	(173)
June 30	$2,075	$2,818
(a)Represents the June 30, 2021 balance of nonperforming assets attributable to BBVA.

As of June 30, 2022, approximately 98% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 46% of total residential real estate nonperforming loans while home equity TDRs comprised 32% of home equity nonperforming loans at June 30, 2022. Comparable amounts at December 31, 2021 were 42% and 36%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See Troubled Debt Restructurings and Loan Modifications within this Credit Risk
26    The PNC Financial Services Group, Inc. – Form 10-Q

Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher rates, and secular changes fostered by the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.
The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30 2022	December 31 2021	Change		June 30 2022	December 31 2021
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$696	$1,011	$(315)	(31)%	0.22%	0.35%
Accruing loans past due 60 to 89 days	345	355	(10)	(3)%	0.11%	0.12%
Total early stage loan delinquencies	1,041	1,366	(325)	(24)%	0.33%	0.47%
Late stage loan delinquencies
Accruing loans past due 90 days or more	470	619	(149)	(24)%	0.15%	0.21%
Total accruing loans past due	$1,511	$1,985	$(474)	(24)%	0.49%	0.69%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion and $0.5 billion at June 30, 2022 and December 31, 2021, respectively.

The decline in accruing loans past due from December 31, 2021 was due to reductions in both consumer and commercial delinquencies, driven by the resolution of BBVA conversion-related administrative and operational delays.

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

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table provides a summary of troubled debt restructurings at June 30, 2022 and December 31, 2021, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	June 30 2022	December 31 2021	Change
Dollars in millions			$	%
Commercial	$517	$672	$(155)	(23)%
Consumer	867	919	(52)	(6)%
Total TDRs	$1,384	$1,591	$(207)	(13)%
Nonperforming	$715	$988	$(273)	(28)%
Accruing (b)	669	603	66	11%
Total TDRs	$1,384	$1,591	$(207)	(13)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 35% of total nonperforming loans and 52% of total TDRs at June 30, 2022. Comparable amounts at December 31, 2021 were 40% and 62%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

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

Allowance for Credit Losses
Our determination of the ACL is based on historical loss and performance experience, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors, including current borrower and/or transaction characteristics. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on quarterly assessments of the remaining estimated contractual term of the assets or exposures as of the balance sheet date.

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K and the Credit Risk Management section within Item 7 of our 2021 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of June 30, 2022.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	June 30, 2022			December 31, 2021
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,853	$171,831	1.08%	$1,879	$152,933	1.23%
Commercial real estate	993	34,452	2.88%	1,216	34,015	3.57%
Equipment lease financing	91	6,240	1.46%	90	6,130	1.47%
Total commercial	2,937	212,523	1.38%	3,185	193,078	1.65%
Consumer
Residential real estate	36	43,717	0.08%	21	39,712	0.05%
Home equity	190	24,693	0.77%	149	24,061	0.62%
Automobile	254	15,323	1.66%	372	16,635	2.24%
Credit card	715	6,650	10.75%	712	6,626	10.75%
Education	63	2,332	2.70%	71	2,533	2.80%
Other consumer	267	5,562	4.80%	358	5,727	6.25%
Total consumer	1,525	98,277	1.55%	1,683	95,294	1.77%
Total	4,462	$310,800	1.44%	4,868	$288,372	1.69%
Allowance for unfunded lending related commitments	681			662
Allowance for credit losses	$5,143			$5,530
Allowance for credit losses to total loans			1.65%			1.92%
Commercial			1.68%			1.94%
Consumer			1.60%			1.87%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $163 million and $171 million at June 30, 2022 and December 31, 2021, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2022
Commercial
Commercial and industrial	$71	$45	$26	0.03%
Commercial real estate	15	2	13	0.08%
Equipment lease financing	3	6	(3)	(0.10)%
Total commercial	89	53	36	0.04%
Consumer
Residential real estate	7	11	(4)	(0.02)%
Home equity	6	39	(33)	(0.27)%
Automobile	86	70	16	0.20%
Credit card	135	31	104	3.24%
Education	8	3	5	0.41%
Other consumer	115	19	96	3.45%
Total consumer	357	173	184	0.39%
Total	$446	$226	$220	0.15%
2021
Commercial
Commercial and industrial	$304	$43	$261	0.39%
Commercial real estate	33	3	30	0.20%
Equipment lease financing	6	6
Total commercial	343	52	291	0.34%
Consumer
Residential real estate	7	11	(4)	(0.03)%
Home equity	14	38	(24)	(0.20)%
Automobile	87	79	8	0.11%
Credit card	134	23	111	3.81%
Education	8	4	4	0.28%
Other consumer	78	12	66	2.75%
Total consumer	328	167	161	0.42%
Total	$671	$219	$452	0.37%

Total net charge-offs decreased $232 million, or 51%, for the first six months of 2022 compared to the same period in 2021. Commercial net charge-offs in the comparative period included $248 million attributable to BBVA, which were largely the result of required purchase accounting treatment for the acquisition.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily, and as of June 30, 2022, the LCR for PNC and PNC Bank exceeded the minimum requirement of 100%.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank are required to calculate the NSFR on an ongoing basis, and as of June 30, 2022, the NSFR for PNC and PNC Bank exceeded the minimum requirement of 100%.

30    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $440.8 billion at June 30, 2022 from $457.3 billion at December 31, 2021, driven by decreases in both noninterest-bearing and interest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.
At June 30, 2022, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $40.8 billion and securities available for sale totaling $53.0 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. Our liquid assets included an insignificant amount of securities available for sale and trading securities pledged as collateral to secure public and trust deposits, repurchase agreements and for other purposes. In addition, $21.2 billion of securities held to maturity were also pledged as collateral.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review, Note 8 Borrowed Funds in the Notes To Consolidated Financial Statements included in this Report and Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2022
January 1	$27.7
Issuances	0.9
Calls and maturities	(5.3)
Other	(1.5)
June 30	$21.8
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2022, PNC Bank had $10.2 billion of notes outstanding under this program of which $5.2 billion were senior bank notes and $5.0 billion were subordinated bank notes.
The following table details PNC Bank note redemptions in the second quarter of 2022:

Table 27: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
May 31, 2022	$750 million	All outstanding senior bank notes with an original scheduled maturity date of June 29, 2022. The securities had a distribution rate of 2.875%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of May 31, 2022.
June 28, 2022	$750 million	All outstanding senior bank notes with an original scheduled maturity date of July 28, 2022. The securities had a distribution rate of 2.450%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of June 28, 2022.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At June 30, 2022, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $79.5 billion.

The PNC Financial Services Group, Inc. – Form 10-Q 31

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At June 30, 2022, there were no issuances outstanding under this program.

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

At June 30, 2022, available parent company liquidity totaled $8.2 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $2.1 billion at June 30, 2022. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At June 30, 2022, there were no commercial paper issuances outstanding.
The following table details Parent Company note issuances in the second quarter of 2022:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
June 6, 2022	$850 million	$850 million of subordinated fixed-to-floating rate notes with a maturity date of June 6, 2033. Interest is payable semi-annually in arrears at a fixed rate of 4.626% per annum, on June 6 and December 9 of each year, beginning on December 6, 2022. Beginning on June 6, 2032, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index), plus 1.850%, on September 6, 2032, December 6, 2032, March 6, 2033 and at the maturity date.

Parent company senior and subordinated debt outstanding totaled $10.4 billion and $11.4 billion at June 30, 2022 and December 31, 2021, respectively.

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
The following table presents credit ratings for PNC and PNC Bank as of June 30, 2022:
Table 29: Credit Ratings for PNC and PNC Bank

June 30, 2022
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

In the second quarter of 2022, PNC returned $1.4 billion of capital to shareholders through $737 million of common share repurchases, representing 4.3 million shares, and $627 million of dividends on common shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors recently authorized a new repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 59% were still available for repurchase at June 30, 2022. This framework and our capital flexibility allow for the continuation of our recent quarterly average share repurchase levels in dollars as well as the ability to increase those levels should conditions warrant. PNC's SCB for the four-quarter period beginning October 1, 2022 is 2.9%.

On July 1, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on August 5, 2022.

The PNC Financial Services Group, Inc. – Form 10-Q 33

Table 30: Basel III Capital

	June 30, 2022
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	(1,834)	(1,834)
Retained earnings	52,564	51,841
Goodwill, net of associated deferred tax liabilities	(10,699)	(10,699)
Other disallowed intangibles, net of deferred tax liabilities	(395)	(395)
Other adjustments/(deductions)	(99)	(107)
Common equity Tier 1 capital (c)	39,537	38,806
Additional Tier 1 capital
Preferred stock plus related surplus	6,004	6,004
Tier 1 capital	45,541	44,810
Additional Tier 2 capital
Qualifying subordinated debt	3,793	3,793
Eligible credit reserves includable in Tier 2 capital	4,070	4,785
Total Basel III capital	$53,404	$53,388
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$413,432	$413,706
Average quarterly adjusted total assets	$539,996	$539,265
Supplementary leverage exposure (e)	$637,236	$637,229
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.6%	9.4%
Tier 1	11.0%	10.8%
Total	12.9%	12.9%
Leverage (g)	8.4%	8.3%
Supplementary leverage ratio (e)	7.1%	7.0%
(a)The ratios are calculated to reflect PNC’s election to adopt the CECL five-year transition provisions. Effective for the first quarter 2022, PNC is now in the three-year transition period and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024.
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
The regulatory agencies have adopted a rule permitting banks to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.
At June 30, 2022, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient
34    The PNC Financial Services Group, Inc. – Form 10-Q

to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our June 30, 2022 capital levels were aligned with them.

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
Sensitivity results and market interest rate benchmarks for the second quarters of 2022 and 2021 follow:

Table 31: Interest Sensitivity Analysis

	Second Quarter 2022	Second Quarter 2021
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	3.2%	5.2%
100 basis point decrease (a)	(3.4)%	N/A
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	5.6%	13.1%
100 basis point decrease (a)	(6.4)%	N/A
(a)Due to the prevailing low interest rate environment post pandemic, the reporting of Net interest income sensitivities for the 100 basis point decrease scenario was suspended from the first quarter of 2020 to the first quarter of 2022.
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
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2022
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	5.8%	6.5%	(0.8)%
Second year sensitivity	(0.5)%	(1.2)%	(3.1)%

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
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The second quarter 2022 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

PNC began offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, and nonconforming adjustable rate residential mortgages using SOFR and private education loans using Prime. Alternative rates including, but not limited to, the Bloomberg Short Term Bank Yield Index and SOFR are currently being offered to our corporate and commercial customers. The focus for 2022 is planning for the cessation event in 2023 for all lines of business. Corporate & Institutional Banking has initiated amending contracts with inadequate fallback language, working on systems enhancements and continuing with client outreach and education. PNC has provided regular updates to Federal Reserve, OCC and FDIC examination staff regarding its LIBOR cessation and transition plans.

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
36    The PNC Financial Services Group, Inc. – Form 10-Q

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
Customer-related trading revenue was $198 million for the six months ended June 30, 2022, compared to $179 million for the six months ended June 30, 2021. The increase was primarily due to improved interest rate derivative and foreign exchange client sales revenues, partially offset by the impact of changes in credit valuations for customer-related derivative activities.
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
A summary of our equity investments follows:
Table 34: Equity Investments Summary

	June 30 2022	December 31 2021	Change
Dollars in millions			$	%
Tax credit investments	$4,081	$3,954	$127	3%
Private equity and other	4,360	4,226	134	3%
Total	$8,441	$8,180	$261	3%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.3 billion and $2.2 billion at June 30, 2022 and December 31, 2021, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.0 billion and $1.8 billion at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, $1.9 billion was invested directly in a variety of companies and $0.1 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the June 30, 2022 per share closing price of $196.89 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.1 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares' limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $23 million for the six months ended June 30, 2022 and $42 million for the six months ended June 30, 2021.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in our Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K and in Note 12 Fair Value and Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 1 of this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

Capital, Capital Planning, and Liquidity
In June 2022, the Federal Reserve announced the results of its supervisory stress tests conducted as part of the 2022 CCAR process. PNC remained well above its risk-based minimum capital requirements in the supervisory stress tests, and PNC’s SCB for the four-quarter period beginning October 1, 2022, is 2.9%. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for a discussion of PNC’s capital actions.

Other Developments
In May 2022, the federal banking agencies issued a notice of proposed rulemaking to amend the regulations implementing the Community Reinvestment Act (CRA), which requires the agencies to assess a bank’s record of meeting the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods. The proposal would significantly expand the number of areas in which a bank is evaluated, materially change the tests used to evaluate the bank in those areas, and expand the data a bank must collect and report. The proposal, if finalized, could increase PNC Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA framework, which factor into the ability of banks to expand and engage in new activities.

In June 2022, the FDIC issued a notice of proposed rulemaking to increase the assessment rates on deposit insurance by two basis points for all insured depository institutions like PNC Bank. Under the proposal, the new assessment rate schedule would begin with the first assessment period of 2023 and continue until the Deposit Insurance Fund reaches a reserve ratio of two percent.

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
38    The PNC Financial Services Group, Inc. – Form 10-Q

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

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s RAC, and the committee also determines and approves CECL scenarios' weights for use for the current reporting period.

The scenarios used for the period ended June 30, 2022 reflect an increase in downside risk compared to December 31, 2021. The current outlook considers the inflationary pressures that have broadened and intensified in recent months, along with our expectation that the FOMC will raise interest rates more aggressively than what was expected at December 31, 2021, increasing the risk of a broader-ranged economic slowdown. Though the most-likely expectation continues to be that the U.S. economy avoids recession, growth is expected to slow noticeably from current levels, and the primary downside risk to the outlook has shifted from the pandemic to monetary policy tightening and inflation.

We used a number of economic variables in our scenarios, with the most significant drivers being Real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at June 30, 2022 and December 31, 2021.

Table 35: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of June 30, 2022
	2022	2023	2024
U.S. Real GDP (a)	1.6%	0.5%	1.2%
U.S. Unemployment Rate (b)	3.6%	4.5%	4.5%
	Assumptions as of December 31, 2021
	2022	2023	2024
U.S. Real GDP (a)	2.8%	1.4%	1.3%
U.S. Unemployment Rate (b)	4.4%	4.1%	3.9%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2022, 2023 and 2024, respectively.

Real GDP growth is expected to end 2022 at 1.6% on a weighted average basis, down from the 2.8% assumed at December 31, 2021 due primarily to weaker expected growth in the second half of 2022, along with the unexpected contraction of GDP in the first quarter of 2022. Growth continues to slow to 0.5% and 1.2% in 2023 and 2024. In line with the slowing in overall economic activity, the weighted average unemployment rate is expected to increase modestly to 4.5% in 2023, remaining at that level through 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 39

The economy has seen significant improvement from the onset of the pandemic, as containment of the virus has permitted recovery in many industries. However, the pandemic fostered structural/secular changes that persist in certain subsegments of the economy. Additionally, recent challenges related to inflation, increased pressure on supply chain and rising interest rates have emerged. The current state of the economy has created considerable uncertainty around losses for certain portions of our commercial and consumer portfolios. For commercial borrowers, supply chain, inflation, rising rates and advancing secular changes are the primary drivers of uncertainty. For consumer borrowers, higher inflation risk, rising interest rates and the fading effects of government stimulus could reduce consumer liquidity and change payment hierarchy. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around these segments to ensure our reserves are adequate in the current economic environment.

We believe the economic scenarios effectively reflect the distribution of potential economic outcomes. Additionally, through in-depth and granular analysis we have addressed reserve requirements for the specific populations most affected in the current environment. Through this approach, we believe the reserve levels appropriately reflect the expected credit losses in the portfolio as of the balance sheet date.

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

• We do not expect the adoption of this standard to materially impact our consolidated results of operations or our consolidated financial position. The amendments will require changes to disclosures on information related to loan modifications and current-period gross write-offs.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in this Report regarding the impact of new accounting pronouncements which we have adopted.
INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2022, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2022, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

40    The PNC Financial Services Group, Inc. – Form 10-Q

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The U.S. economy continues to recover from the pandemic-caused recession in the first half of 2020. Growth is likely to be lower than the economy’s long-run average throughout this year. Consumer spending growth will remain solid in 2022 due to good underlying fundamentals.
–Supply-chain difficulties will gradually ease over the course of 2022. Labor shortages will remain a constraint this year, although strong wage growth will support consumer spending.
–Inflation accelerated in the second half of 2021 to its fastest pace in decades. Inflation will slow in the second half of 2022 as pandemic-related supply and demand imbalances recede and energy prices stabilize. However, inflation will also broaden throughout the economy due to wage growth. The annual inflation rate will end 2022 above the Federal Reserve's long-run objective of 2%.
–The FOMC raised the federal funds rate by 0.75% in July, to a range of 2.25% to 2.50%. PNC expects further increases in the federal funds rate through the rest of this year, to a range of 3.25% to 3.50% at the end of 2022. The federal funds rate is expected to peak between 3.50% and 3.75% in mid-early 2023, before falling in the second half of next year as inflation ebbs and economic growth slows.
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
The PNC Financial Services Group, Inc. – Form 10-Q 41

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
We provide greater detail regarding these as well as other factors in our 2021 Form 10-K, first quarter 2022 Form 10-Q and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2022	2021	2022	2021
Interest Income
Loans	$2,504	$2,160	$4,797	$4,156
Investment securities	631	469	1,175	890
Other	146	72	223	138
Total interest income	3,281	2,701	6,195	5,184
Interest Expense
Deposits	88	30	115	70
Borrowed funds	142	90	225	185
Total interest expense	230	120	340	255
Net interest income	3,051	2,581	5,855	4,929
Noninterest Income
Asset management and brokerage	365	350	742	678
Capital markets related	409	324	661	635
Card and cash management	671	597	1,291	1,089
Lending and deposit services	282	270	551	524
Residential and commercial mortgage	161	206	320	393
Other	177	339	388	639
Total noninterest income	2,065	2,086	3,953	3,958
Total revenue	5,116	4,667	9,808	8,887
Provision For (Recapture of) Credit Losses	36	302	(172)	(249)
Noninterest Expense
Personnel	1,779	1,640	3,496	3,117
Occupancy	246	217	504	432
Equipment	351	326	682	619
Marketing	95	74	156	119
Other	773	793	1,578	1,337
Total noninterest expense	3,244	3,050	6,416	5,624
Income before income taxes and noncontrolling interests	1,836	1,315	3,564	3,512
Income taxes	340	212	639	583
Net income	1,496	1,103	2,925	2,929
Less: Net income attributable to noncontrolling interests	15	12	36	22
Preferred stock dividends	71	48	116	105
Preferred stock discount accretion and redemptions	1	1	3	2
Net income attributable to common shareholders	$1,409	$1,042	$2,770	$2,800
Earnings Per Common Share
Basic	$3.39	$2.43	$6.62	$6.54
Diluted	$3.39	$2.43	$6.61	$6.53
Average Common Shares Outstanding
Basic	414	427	417	426
Diluted	414	427	417	427
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Net income	$1,496	$1,103	$2,925	$2,929
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(2,715)	46	(9,030)	(1,148)
Net change in cash flow hedge derivatives	(701)	222	(2,459)	(553)
Pension and other postretirement benefit plan adjustments	8	(43)	62	(13)
Net change in Other	(4)		(7)	1
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(3,412)	225	(11,434)	(1,713)
Income tax benefit (expense) related to items of other comprehensive income	785	(52)	2,667	406
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(2,627)	173	(8,767)	(1,307)
Comprehensive income (loss)	(1,131)	1,276	(5,842)	1,622
Less: Comprehensive income attributable to noncontrolling interests	15	12	36	22
Comprehensive income (loss) attributable to PNC	$(1,146)	$1,264	$(5,878)	$1,600
See accompanying Notes To Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2022	December 31 2021
In millions, except par value
Assets
Cash and due from banks	$8,582	$8,004
Interest-earning deposits with banks	28,404	74,250
Loans held for sale (a)	1,191	2,231
Investment securities – available for sale	52,984	131,536
Investment securities – held to maturity	79,748	1,426
Loans (a)	310,800	288,372
Allowance for loan and lease losses	(4,462)	(4,868)
Net loans	306,338	283,504
Equity investments	8,441	8,180
Mortgage servicing rights	2,608	1,818
Goodwill	10,916	10,916
Other (a)	41,574	35,326
Total assets	$540,786	$557,191
Liabilities
Deposits
Noninterest-bearing	$146,438	$155,175
Interest-bearing	294,373	302,103
Total deposits	440,811	457,278
Borrowed funds
Federal Home Loan Bank borrowings	10,000
Bank notes and senior debt	14,358	20,661
Subordinated debt	7,487	6,996
Other (b)	4,139	3,127
Total borrowed funds	35,984	30,784
Allowance for unfunded lending related commitments	681	662
Accrued expenses and other liabilities	15,622	12,741
Total liabilities	493,098	501,465
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,714	2,713
Capital surplus	18,531	17,457
Retained earnings	51,841	50,228
Accumulated other comprehensive income (loss)	(8,358)	409
Common stock held in treasury at cost: 132 and 123 shares	(17,076)	(15,112)
Total shareholders’ equity	47,652	55,695
Noncontrolling interests	36	31
Total equity	47,688	55,726
Total liabilities and equity	$540,786	$557,191
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.0 billion, Loans held for investment of $1.3 billion and Other assets of $0.1 billion at June 30, 2022. Comparable amounts at December 31, 2021 were $1.9 billion, $1.5 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at June 30, 2022. Comparable amounts at December 31, 2021 were less than $0.1 billion and zero.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2022	2021
Operating Activities
Net income	$2,925	$2,929
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	(172)	(249)
Depreciation and amortization	529	794
Deferred income taxes (benefit)	203	165
Net losses (gains) on sales of securities	4	(35)
Changes in fair value of mortgage servicing rights	(435)	(47)
Net change in
Trading securities and other short-term investments	(1,325)	776
Loans held for sale and related securitization activity	997	(439)
Other assets	(2,989)	(784)
Accrued expenses and other liabilities	1,491	(782)
Other	415	(133)
Net cash provided (used) by operating activities	$1,643	$2,195
Investing Activities
Sales
Securities available for sale	$2,575	$7,495
Loans	525	1,011
Repayments/maturities
Securities available for sale	9,403	15,970
Securities held to maturity	1,395	46
Purchases
Securities available for sale	(22,145)	(44,380)
Securities held to maturity	(1,289)	(75)
Loans	(1,298)	(1,291)
Net change in
Federal funds sold and resale agreements	(919)	(75)
Interest-earning deposits with banks	45,846	26,039
Loans	(21,929)	9,739
Net cash paid for acquisition		(10,511)
Other	(1,147)	(1,018)
Net cash provided (used) by investing activities	$11,017	$2,950
(continued on following page)
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(continued from previous page)

Unaudited In millions	Six months ended June 30
	2022	2021
Financing Activities
Net change in
Noninterest-bearing deposits	$(8,717)	$5,771
Interest-bearing deposits	(7,730)	(3,730)
Federal funds purchased and repurchase agreements	(5)	75
Other borrowed funds	1,098	94
Sales/issuances
Federal Home Loan Bank borrowings	10,000
Bank notes and senior debt		996
Subordinated debt	847
Other borrowed funds	435	353
Preferred stock	990
Common and treasury stock	34	36
Repayments/maturities
Federal Home Loan Bank borrowings		(3,680)
Bank notes and senior debt	(5,250)	(1,850)
Other borrowed funds	(435)	(346)
Acquisition of treasury stock	(2,076)	(67)
Preferred stock cash dividends paid	(116)	(105)
Common stock cash dividends paid	(1,157)	(985)
Net cash provided (used) by financing activities	$(12,082)	$(3,438)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$578	$1,707
Cash and due from banks and restricted cash at beginning of period	8,004	7,017
Cash and due from banks and restricted cash at end of period	$8,582	$8,724
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$7,950	$8,128
Restricted cash	632	596
Cash and due from banks and restricted cash at end of period	$8,582	$8,724
Supplemental Disclosures
Interest paid	$420	$336
Income taxes paid	$62	$384
Income taxes refunded	$8	$65
Leased assets obtained in exchange for new operating lease liabilities	$103	$248
Non-cash Investing and Financing Items
Transfer from securities available for sale to securities held to maturity (a)	$83,419
Transfer from loans to loans held for sale, net	$330	$489
Transfer from loans to foreclosed assets	$25	$15
(a)During the first six months of 2022, we transferred securities from available for sale to held to maturity in non-cash transactions. The amount of $83.4 billion includes the aggregate fair value of the securities of $77.8 billion and aggregate net pretax unrealized losses of $5.6 billion included in AOCI at transfer. See Note 3 Investment Securities for more detailed information on the transfers.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 98 for a glossary of certain terms and acronyms used in this Report.

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

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results of operations and balance sheets for all periods presented in this Report reflect the benefit of BBVA's acquired businesses for the period since the acquisition closed on June 1, 2021. See Note 2 Acquisition Activity for additional information related to this acquisition.

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
48    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 16 Fee-based Revenue from Contracts with Customers for additional details related to these revenue streams within the scope of ASC 606 - Revenue from Contracts with Customers.

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
 • We did not make any additional elections for the second quarter of 2022. We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

The PNC Financial Services Group, Inc. – Form 10-Q 49

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
PNC incurred merger and integration costs of $14 million and $45 million for the three and six months ended June 30, 2022, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to retail services and realty expenses. Cumulative costs through June 30, 2022 were $850 million.
The following table includes the fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
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

Goodwill of $1.6 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of BBVA. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets from BBVA. The goodwill was allocated to each of our three business segments and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights in Item 8 of our 2021 Form 10-K for additional information on the allocation of goodwill to the segments.

For a description of the fair value and unpaid principal balance of loans from the BBVA acquisition, as well as the methods used to determine the fair values of significant assets and liabilities, see Note 2 Acquisition and Divestiture Activity in Item 8 of our 2021 Form 10-K.
50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 37: Investment Securities Summary (a)

	June 30, 2022				December 31, 2021
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost (b)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$13,877	$15	$(849)	$13,043	$46,210	$324	$(370)	$46,164
Residential mortgage-backed
Agency	34,240	13	(2,074)	32,179	67,326	695	(389)	67,632
Non-agency	762	167	(4)	925	927	231		1,158
Commercial mortgage-backed
Agency	2,040	1	(94)	1,947	1,740	39	(6)	1,773
Non-agency	1,396		(46)	1,350	3,423	31	(18)	3,436
Asset-backed	112	32	(1)	143	6,380	60	(31)	6,409
Other	3,548	48	(199)	3,397	4,792	186	(14)	4,964
Total securities available for sale	$55,975	$276	$(3,267)	$52,984	$130,798	$1,566	$(828)	$131,536
Securities Held to Maturity
U.S. Treasury and government agencies	$31,582	$13	$(407)	$31,188	$814	$76		$890
Residential mortgage-backed
Agency	36,880	8	(840)	36,048
Non-agency	288		(6)	282
Commercial mortgage-backed
Agency	86		(1)	85
Non-agency	1,842	3	(20)	1,825
Asset-backed	6,690	3	(72)	6,621
Other	2,380	11	(26)	2,365	612	27	$(7)	632
Total securities held to maturity (c) (d)	$79,748	$38	$(1,372)	$78,414	$1,426	$103	$(7)	$1,522
(a) At June 30, 2022, the accrued interest associated with our held to maturity and available for sale portfolios totaled $191 million and $162 million, respectively. The comparable amounts at December 31, 2021 were $5 million and $322 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $133 million for securities available for sale and $4 million for securities held to maturity at June 30, 2022. The comparable amounts at December 31, 2021 are $130 million and $3 million, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 99% and 86% of our securities held to maturity were rated AAA/AA at June 30, 2022 and December 31, 2021, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $5.4 billion, at June 30, 2022, related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at June 30, 2022 included $0.4 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for June 30, 2021 was $0.3 billion.

In the first quarter of 2022, we transferred securities with a fair value of $18.7 billion from available for sale to held to maturity. The securities transferred included $9.2 billion of U.S. Treasury and government agency securities and $9.5 billion of agency residential mortgage-backed securities. During the second quarter of 2022, we transferred securities with a fair value of $59.1 billion from available for sale to held to maturity. The securities transferred included $21.5 billion of U.S. Treasury and government agency securities, $27.9 billion of agency residential mortgage-backed securities, $6.3 billion of asset-backed securities and $3.4 billion of other securities. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. The securities were reclassified at fair value at the time of the transfer and the transfers represented non-cash transactions. AOCI at June 30, 2022 included pretax unrealized losses of $5.4 billion related to the transfers. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At June 30, 2022, the allowance for investment securities was $137 million and primarily
The PNC Financial Services Group, Inc. – Form 10-Q 51

related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2021 was $133 million. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At June 30, 2022, AOCI included pretax losses of $141 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 38 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at June 30, 2022 and December 31, 2021. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2022, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 38: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2022
U.S. Treasury and government agencies	$(729)	$10,450	$(120)	$1,239	$(849)	$11,689
Residential mortgage-backed
Agency	(1,811)	28,806	(263)	2,135	(2,074)	30,941
Non-agency	(2)	101	(2)	19	(4)	120
Commercial mortgage-backed
Agency	(88)	1,720	(6)	136	(94)	1,856
Non-agency	(31)	1,078	(3)	140	(34)	1,218
Asset-backed
Other	(153)	2,311	(5)	36	(158)	2,347
Total securities available for sale	$(2,814)	$44,466	$(399)	$3,705	$(3,213)	$48,171
December 31, 2021
U.S. Treasury and government agencies	$(370)	$32,600			$(370)	$32,600
Agency residential mortgage-backed	(369)	41,521	$(20)	$1,489	(389)	43,010
Commercial mortgage-backed
Agency	(5)	451	(1)	60	(6)	511
Non-agency	(4)	1,453	(3)	474	(7)	1,927
Asset-backed	(29)	3,465	(2)	188	(31)	3,653
Other	(13)	1,405			(13)	1,405
Total securities available for sale	$(790)	$80,895	$(26)	$2,211	$(816)	$83,106

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 39: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2022	$11	$(15)	$(4)	$(1)
2021	$201	$(166)	$35	$7

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2022:
Table 40: Contractual Maturity of Debt Securities

June 30, 2022 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,783	$5,835	$3,124	$2,135	$13,877
Residential mortgage-backed
Agency	2	83	3,046	31,109	34,240
Non-agency			2	760	762
Commercial mortgage-backed
Agency	62	243	1,363	372	2,040
Non-agency		7	224	1,165	1,396
Asset-backed			11	101	112
Other	148	2,243	971	186	3,548
Total securities available for sale at amortized cost	$2,995	$8,411	$8,741	$35,828	$55,975
Fair value	$2,988	$8,056	$8,209	$33,731	$52,984
Weighted-average yield, GAAP basis (a)	2.01%	1.58%	2.16%	2.68%	2.40%
Securities Held to Maturity
U.S. Treasury and government agencies	$474	$23,231	$7,484	$393	$31,582
Residential mortgage-backed
Agency		12	34	36,834	36,880
Non-agency				288	288
Commercial mortgage-backed
Agency			86		86
Non-agency		137	8	1,697	1,842
Asset-backed	16	1,872	1,609	3,193	6,690
Other	182	906	561	731	2,380
Total securities held to maturity at amortized cost	$672	$26,158	$9,782	$43,136	$79,748
Fair value	$671	$25,964	$9,603	$42,176	$78,414
Weighted-average yield, GAAP basis (a)	1.08%	1.10%	1.76%	2.38%	1.87%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At June 30, 2022, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $36.5 billion and $28.5 billion and fair value of $35.0 billion and $27.4 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 41: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30 2022	December 31 2021
Pledged to others	$20,603	$27,349
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,588	$707
Permitted amount repledged to others	$1,588	$707

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 13 Financial Derivatives in the Notes To Consolidated Financial Statements in Item 1 of this Report for information related to securities pledged and accepted as collateral for derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q 53

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

Table 42 presents the composition and delinquency status of our loan portfolio at June 30, 2022 and December 31, 2021. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher rates, and secular changes fostered by the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of June 30, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Table 42: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2022
Commercial
Commercial and industrial	$170,817	$99	$128	$138	$365		$649		$171,831
Commercial real estate	34,252	28	11		39		161		34,452
Equipment lease financing	6,224	7	4		11		5		6,240
Total commercial	211,293	134	143	138	415		815		212,523
Consumer
Residential real estate	42,067	298	95	202	595	(c)	457	$598	43,717
Home equity	23,994	43	14		57		556	86	24,693
Automobile	15,016	102	24	6	132		175		15,323
Credit card	6,528	37	25	54	116		6		6,650
Education	2,207	44	23	58	125	(c)			2,332
Other consumer	5,454	38	21	12	71		37		5,562
Total consumer	95,266	562	202	332	1,096		1,231	684	98,277
Total	$306,559	$696	$345	$470	$1,511		$2,046	$684	$310,800
Percentage of total loans	98.63%	0.22%	0.11%	0.15%	0.49%		0.66%	0.22%	100.00%
December 31, 2021
Commercial
Commercial and industrial	$151,698	$235	$72	$132	$439		$796		$152,933
Commercial real estate	33,580	46	24	1	71		364		34,015
Equipment lease financing	6,095	25	2		27		8		6,130
Total commercial	191,373	306	98	133	537		1,168		193,078
Consumer
Residential real estate	37,706	379	119	328	826	(c)	517	$663	39,712
Home equity	23,305	53	18		71		596	89	24,061
Automobile	16,252	146	40	14	200		183		16,635
Credit card	6,475	49	33	62	144		7		6,626
Education	2,400	43	25	65	133	(c)			2,533
Other consumer	5,644	35	22	17	74		9		5,727
Total consumer	91,782	705	257	486	1,448		1,312	752	95,294
Total	$283,155	$1,011	$355	$619	$1,985		$2,480	$752	$288,372
Percentage of total loans	98.19%	0.35%	0.12%	0.21%	0.69%		0.86%	0.26%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $0.8 billion and $0.7 billion at June 30, 2022 and December 31, 2021, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at June 30, 2022. Comparable amounts at December 31, 2021 were $0.4 billion and $0.1 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.7 billion at both June 30, 2022 and December 31, 2021.
(f)Collateral dependent loans totaled $1.2 billion and $1.7 billion at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, we pledged $24.9 billion of commercial and other loans to the Federal Reserve Bank and $85.9 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2021 were $25.7 billion and $66.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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
The PNC Financial Services Group, Inc. – Form 10-Q 55

substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of June 30, 2022 and December 31, 2021, respectively:
Table 43: Nonperforming Assets

Dollars in millions	June 30 2022	December 31 2021
Nonperforming loans
Commercial	$815	$1,168
Consumer (a)	1,231	1,312
Total nonperforming loans (b)	2,046	2,480
OREO and foreclosed assets	29	26
Total nonperforming assets	$2,075	$2,506
Nonperforming loans to total loans	0.66%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.67%	0.87%
Nonperforming assets to total assets	0.38%	0.45%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.8 billion at June 30, 2022 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2021 was $1.0 billion.

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

Total nonperforming loans in Table 43 include TDRs of $0.7 billion and $1.0 billion at June 30, 2022 and December 31, 2021, respectively. TDRs that are performing, including consumer credit card TDR loans, are excluded from nonperforming loans and totaled $0.7 billion and $0.6 billion at June 30, 2022 and December 31, 2021, respectively.
Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
56    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for the commercial loan classes:
Table 44: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$20,359	$16,777	$10,272	$9,215	$5,342	$16,371	$86,988	$74	$165,398
Criticized	315	398	325	649	460	863	3,397	26	6,433
Total commercial and industrial	20,674	17,175	10,597	9,864	5,802	17,234	90,385	100	171,831
Commercial real estate
Pass Rated	4,241	3,869	3,793	6,134	3,359	8,553	260		30,209
Criticized	240	158	260	748	883	1,905	49		4,243
Total commercial real estate	4,481	4,027	4,053	6,882	4,242	10,458	309		34,452
Equipment lease financing
Pass Rated	817	1,078	1,065	788	556	1,730			6,034
Criticized	15	51	56	43	25	16			206
Total equipment lease financing	832	1,129	1,121	831	581	1,746			6,240
Total commercial	$25,987	$22,331	$15,771	$17,577	$10,625	$29,438	$90,694	$100	$212,523

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$27,104	$12,053	$10,731	$6,698	$6,355	$11,759	$71,230	$90	$146,020
Criticized	283	368	815	649	496	824	3,448	30	6,913
Total commercial and industrial	27,387	12,421	11,546	7,347	6,851	12,583	74,678	120	152,933
Commercial real estate
Pass Rated	4,110	4,109	6,355	4,234	2,634	7,562	436		29,440
Criticized	294	298	999	820	566	1,552	46		4,575
Total commercial real estate	4,404	4,407	7,354	5,054	3,200	9,114	482		34,015
Equipment lease financing
Pass Rated	1,212	1,190	942	682	507	1,410			5,943
Criticized	37	54	41	29	19	7			187
Total equipment lease financing	1,249	1,244	983	711	526	1,417			6,130
Total commercial	$33,040	$18,072	$19,883	$13,112	$10,577	$23,114	$75,160	$120	$193,078
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2022 and December 31, 2021.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

The PNC Financial Services Group, Inc. – Form 10-Q 57

Residential Real Estate and Home Equity
The following table presents credit quality indicators for the residential real estate and home equity loan classes:
Table 45: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
June 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%		$65	$43	$15	$6	$46			$175
Greater than or equal to 80% to 100%	$1,083	682	323	112	47	135			2,382
Less than 80%	5,893	16,007	7,312	2,471	877	7,896			40,456
No LTV available		48	1			9			58
Government insured or guaranteed loans	1	6	37	32	24	546			646
Total residential real estate	$6,977	$16,808	$7,716	$2,630	$954	$8,632			$43,717
Updated FICO scores
Greater than or equal to 780	$3,782	$12,363	$5,486	$1,721	$508	$4,469			$28,329
720 to 779	2,839	3,473	1,498	503	204	1,609			10,126
660 to 719	317	699	380	218	113	825			2,552
Less than 660	35	113	111	88	65	834			1,246
No FICO score available	3	154	204	68	40	349			818
Government insured or guaranteed loans	1	6	37	32	24	546			646
Total residential real estate	$6,977	$16,808	$7,716	$2,630	$954	$8,632			$43,717
Home equity
Current estimated LTV ratios
Greater than 100%		$1	$15	$10	$2	$19	$246	$87	$380
Greater than or equal to 80% to 100%		5	65	38	6	43	795	945	1,897
Less than 80%		184	2,213	1,040	315	3,200	7,701	7,763	22,416
Total home equity		$190	$2,293	$1,088	$323	$3,262	$8,742	$8,795	$24,693
Updated FICO scores
Greater than or equal to 780		$115	$1,457	$608	$172	$2,020	$5,177	$4,694	$14,243
720 to 779		51	570	280	73	638	2,234	2,323	6,169
660 to 719		20	212	144	46	324	1,013	1,098	2,857
Less than 660		4	51	55	31	270	298	608	1,317
No FICO score available			3	1	1	10	20	72	107
Total home equity		$190	$2,293	$1,088	$323	$3,262	$8,742	$8,795	$24,693
58    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$52	$21	$12	$13	$77			$185
Greater than or equal to 80% to 100%	1,460	560	221	86	66	190			2,583
Less than 80%	15,213	7,822	2,834	1,004	1,570	7,385			35,828
No LTV available	275	6	1	1		22			305
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Updated FICO scores
Greater than or equal to 780	$11,110	$5,898	$1,996	$596	$1,029	$4,052			$24,681
720 to 779	4,921	1,735	643	247	345	1,619			9,510
660 to 719	717	463	255	136	133	796			2,500
Less than 660	83	103	96	75	94	848			1,299
No FICO score available	127	241	87	49	48	359			911
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Home equity
Current estimated LTV ratios
Greater than 100%	$1	$16	$14	$3	$2	$25	$329	$90	$480
Greater than or equal to 80% to 100%	7	85	62	13	11	66	990	674	1,908
Less than 80%	204	2,487	1,189	370	549	3,200	7,868	5,806	21,673
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
Updated FICO scores
Greater than or equal to 780	$124	$1,619	$692	$201	$364	$2,035	$5,490	$3,320	$13,845
720 to 779	61	666	348	96	116	642	2,283	1,679	5,891
660 to 719	23	248	167	56	53	327	1,071	872	2,817
Less than 660	4	53	57	32	28	277	325	615	1,391
No FICO score available		2	1	1	1	10	18	84	117
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061

The PNC Financial Services Group, Inc. – Form 10-Q 59

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 46: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,391	$2,543	$1,186	$1,032	$371	$161			$6,684
720 to 779	868	1,702	738	745	340	139			4,532
660 to 719	392	817	446	552	278	109			2,594
Less than 660	51	291	267	459	313	132			1,513
Total automobile	$2,702	$5,353	$2,637	$2,788	$1,302	$541			$15,323
Credit card
FICO score greater than or equal to 780							$1,864	$2	$1,866
720 to 779							1,912	8	1,920
660 to 719							1,807	16	1,823
Less than 660							897	33	930
No FICO score available or required (a)							108	3	111
Total credit card							$6,588	$62	$6,650
Education
FICO score greater than or equal to 780	$10	$58	$54	$67	$55	$391			$635
720 to 779	8	28	26	32	26	159			279
660 to 719	3	7	8	10	9	68			105
Less than 660	1	2	2	2	2	25			34
No FICO score available or required (a)	3	8	9	6	1	1			28
Education loans using FICO credit metric	25	103	99	117	93	644			1,081
Other internal credit metrics						1,251			1,251
Total education	$25	$103	$99	$117	$93	$1,895			$2,332
Other consumer
FICO score greater than or equal to 780	$116	$144	$86	$76	$28	$28	$58	$2	$538
720 to 779	151	179	107	102	38	21	99	3	700
660 to 719	124	138	98	106	49	15	99	2	631
Less than 660	6	51	49	57	33	9	44	1	250
Other consumer loans using FICO credit metric	397	512	340	341	148	73	300	8	2,119
Other internal credit metrics	60	46	35	58	15	44	3,158	27	3,443
Total other consumer	$457	$558	$375	$399	$163	$117	$3,458	$35	$5,562

60    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$3,247	$1,496	$1,380	$533	$226	$79			$6,961
720 to 779	2,119	983	1,030	499	195	62			4,888
660 to 719	969	609	772	413	155	44			2,962
Less than 660	277	315	583	429	162	58			1,824
Total automobile	$6,612	$3,403	$3,765	$1,874	$738	$243			$16,635
Credit card
FICO score greater than or equal to 780							$1,815	$2	$1,817
720 to 779							1,836	9	1,845
660 to 719							1,856	19	1,875
Less than 660							943	29	972
No FICO score available or required (a)							114	3	117
Total credit card							$6,564	$62	$6,626
Education
FICO score greater than or equal to 780	$37	$60	$77	$62	$48	$392			$676
720 to 779	20	29	37	30	21	160			297
660 to 719	7	9	11	11	7	73			118
Less than 660	1	1	2	2	2	25			33
No FICO score available or required (a)	11	10	7	2		1			31
Education loans using FICO credit metric	76	109	134	107	78	651			1,155
Other internal credit metrics						1,378			1,378
Total education	$76	$109	$134	$107	$78	$2,029			$2,533
Other consumer
FICO score greater than or equal to 780	$199	$131	$123	$47	$12	$32	$95	$1	$640
720 to 779	250	172	167	68	15	19	125		816
660 to 719	190	145	165	82	16	11	122		731
Less than 660	50	62	85	54	10	6	50	1	318
Other consumer loans using FICO credit metric	689	510	540	251	53	68	392	2	2,505
Other internal credit metrics	87	31	35	23	22	48	2,955	21	3,222
Total other consumer	$776	$541	$575	$274	$75	$116	$3,347	$23	$5,727
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

The PNC Financial Services Group, Inc. – Form 10-Q 61

Troubled Debt Restructurings
Table 47 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and six months ended June 30, 2022 and June 30, 2021. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional discussion of TDRs.
Table 47: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended June 30, 2022 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	15	$35	$9		$22	$31
Consumer	3,025	50		$40	5	45
Total TDRs	3,040	$85	$9	$40	$27	$76
During the six months ended June 30, 2022 Dollars in millions
Commercial	27	$88	$9		$68	$77
Consumer	5,920	86		$66	12	78
Total TDRs	5,947	$174	$9	$66	$80	$155

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended June 30, 2021 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	11	$104			$82	$82
Consumer	1,386	23		$12	9	21
Total TDRs	1,397	$127		$12	$91	$103
During the six months ended June 30, 2021 Dollars in millions
Commercial	30	$197			$176	$176
Consumer	3,482	55		$28	21	49
Total TDRs	3,512	$252		$28	$197	$225
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as TDRs during the applicable 12-month period preceding June 30, 2022 and June 30, 2021.
Table 48: Subsequently Defaulted TDRs

In millions	2022	2021
Three months ended June 30	$20	$14
Six months ended June 30	$27	$26

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
62    The PNC Financial Services Group, Inc. – Form 10-Q

Table 49: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2022			2021			2022			2021
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,003	$1,555	$4,558	$3,083	$1,631	$4,714	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Acquisition PCD reserves				828	287	1,115				828	287	1,115
Charge-offs	(37)	(158)	(195)	(274)	(154)	(428)	(89)	(357)	(446)	(343)	(328)	(671)
Recoveries	19	93	112	34	88	122	53	173	226	52	167	219
Net (charge-offs)	(18)	(65)	(83)	(240)	(66)	(306)	(36)	(184)	(220)	(291)	(161)	(452)
Provision for (recapture of) credit losses	(45)	35	(10)	140	66	206	(208)	26	(182)	(64)	(232)	(296)
Other	(3)		(3)	1		1	(4)		(4)	2		2
Ending balance	$2,937	$1,525	$4,462	$3,812	$1,918	$5,730	$2,937	$1,525	$4,462	$3,812	$1,918	$5,730
Allowance for unfunded lending related commitments (a)
Beginning balance	$587	$52	$639	$403	$104	$507	$564	$98	$662	$485	$99	$584
Acquisition PCD reserves				43	3	46				43	3	46
Provision for (recapture of) credit losses	43	(1)	42	87	5	92	66	(47)	19	5	10	15
Ending balance	$630	$51	$681	$533	$112	$645	$630	$51	$681	$533	$112	$645
Allowance for credit losses at June 30 (b)	$3,567	$1,576	$5,143	$4,345	$2,030	$6,375	$3,567	$1,576	$5,143	$4,345	$2,030	$6,375
(a)     See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(b)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $163 million and $138 million at June 30, 2022 and 2021, respectively.

The ACL related to loans at June 30, 2022 totaled $5.1 billion, a decrease of $0.4 billion since December 31, 2021. This decline was primarily driven by the impacts from portfolio changes and improved COVID-19 related economic conditions. The following summarizes the changes in these factors that influenced the ACL during the six months ended June 30, 2022:
•Portfolio changes that drove reserve declines at June 30, 2022 reflected improvements in credit quality, partially offset by the impact from loan growth in the commercial and industrial portfolio.
•The improved COVID-19 related economic conditions reduced reserves at June 30, 2022 for specific high-risk segments of our commercial and consumer portfolios impacted by the pandemic. This decline was partially offset by increased reserves to account for the elevated risks associated with inflation and supply chain disruptions.

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

The PNC Financial Services Group, Inc. – Form 10-Q 63

The following table provides cash flows associated with our loan sale and servicing activities:
Table 50: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2022
Sales of loans and related securitization activity (b)	$1,454	$929
Repurchases of previously transferred loans (c)	$57
Servicing fees (d)	$91	$47
Servicing advances recovered/(funded), net	$1	$(17)
Cash flows on mortgage-backed securities held (e)	$1,029	$14
Cash Flows - Three months ended June 30, 2021
Sales of loans and related securitization activity (b)	$2,283	$735
Repurchases of previously transferred loans (c)	$51	$9
Servicing fees (d)	$83	$38
Servicing advances recovered/(funded), net	$(5)	$(26)
Cash flows on mortgage-backed securities held (e)	$2,660	$19
Cash Flows - Six months ended June 30, 2022
Sales of loans and related securitization activity (b)	$3,348	$1,839
Repurchases of previously transferred loans (c)	$105	$27
Servicing fees (d)	$184	$89
Servicing advances recovered/(funded), net	$33	$4
Cash flows on mortgage-backed securities held (e)	$2,325	$28
Cash Flows - Six months ended June 30, 2021
Sales of loans and related securitization activity (b)	$3,522	$1,723
Repurchases of previously transferred loans (c)	$144	$42
Servicing fees (d)	$165	$76
Servicing advances recovered/(funded), net	$12	$(36)
Cash flows on mortgage-backed securities held (e)	$5,215	$48
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $19.1 billion, $17.6 billion and $17.5 billion in residential mortgage-backed securities and $0.8 billion, $0.6 billion and $0.7 billion in commercial mortgage-backed securities at June 30, 2022, December 31, 2021 and June 30, 2021.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Table 51 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2022.
Table 51: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2022
Total principal balance	$41,868	$39,661
Delinquent loans (b)	$401	$4
December 31, 2021
Total principal balance	$42,726	$39,551
Delinquent loans (b)	$569	$42
Three months ended June 30, 2022
Net charge-offs (c)	$1	$3
Three months ended June 30, 2021
Net charge-offs (c)	$1	$25
Six months ended June 30, 2022
Net charge-offs (c)	$2	$3
Six months ended June 30, 2021
Net charge-offs (c)	$3	$178
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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 52 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 52. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 52 : Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2022
Mortgage-backed securitizations (b)	$20,191	$20,191	(c)	$1
Tax credit investments and other	4,158	3,985	(d)	1,919	(e)
Total	$24,349	$24,176		$1,920
December 31, 2021
Mortgage-backed securitizations (b)	$18,708	$18,708	(c)	$1
Tax credit investments and other	3,865	3,893	(d)	1,798	(e)
Total	$22,573	$22,601		$1,799
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 65

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during both the six months ended June 30, 2022 and June 30, 2021, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $2.6 billion at June 30, 2022 and $1.8 billion at December 31, 2021, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 53: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2022	2021	2022	2021
January 1	$740	$569	$1,078	$673
Additions:
BBVA Acquisition				35
From loans sold with servicing retained	35	39	38	37
Purchases	25	21	257	372
Changes in fair value due to:
Time and payoffs (a)	(74)	(57)	(123)	(160)
Other (b)	262	110	370	154
June 30	$988	$682	$1,620	$1,111
Related unpaid principal balance at June 30	$281,671	$262,856	$144,533	$145,312
Servicing advances at June 30	$459	$473	$143	$134
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2022 and December 31, 2021 are shown in Tables 54 and 55. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 54: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2022	December 31 2021
Fair value	$988	$740
Weighted-average life (years)	4.1	4.2
Weighted-average constant prepayment rate	4.85%	5.49%
Decline in fair value from 10% adverse change	$11	$12
Decline in fair value from 20% adverse change	$20	$21
Effective discount rate	8.94%	7.75%
Decline in fair value from 10% adverse change	$29	$20
Decline in fair value from 20% adverse change	$58	$40

Table 55: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30 2022		December 31 2021
Fair value	$1,620		$1,078
Weighted-average life (years)	7.4		5.7
Weighted-average constant prepayment rate	8.08%		12.63%
Decline in fair value from 10% adverse change	$42		$46
Decline in fair value from 20% adverse change	$82		$89
Weighted-average option adjusted spread	818	bps	857	bps
Decline in fair value from 10% adverse change	$50		$31
Decline in fair value from 20% adverse change	$97		$60

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion and $0.1 billion for the three months ended June 30, 2022 and 2021, and $0.3 billion and $0.2 billion for the six months ended June 30, 2022 and 2021, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

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

Table 56: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Sales-type and direct financing leases (a)	$57	$61	$116	$123
Operating leases (b)	16	20	33	40
Lease income	$73	$81	$149	$163
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – Form 10-Q 67

NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $36.0 billion at June 30, 2022 (including adjustments related to accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 57: Borrowed Funds

In billions
Less than 1 year	$5.9
1 to 2 years	$2.6
2 to 3 years	$5.2
3 to 4 years	$9.6
4 to 5 years	$2.3
Over 5 years	$10.4

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of June 30, 2022, and the carrying values as of June 30, 2022 and December 31, 2021.
Table 58: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2022	2022	2022	2021
Parent Company
Senior debt	1.15% - 3.50%	2022 - 2032	$8,641	$10,369
Subordinated debt	3.90% - 4.63%	2024 - 2033	1,580	777
Junior subordinated debt	2.17%	2028	205	205
Subtotal			10,426	11,351
Bank
Federal Home Loan Bank borrowings (a)	1.87% - 1.93%	2025 - 2026	10,000
Senior debt	0.80% -3.50%	2022 - 2043	5,717	10,292
Subordinated debt	2.70% - 5.90%	2022 - 2029	5,702	6,014
Subtotal			21,419	16,306
Total			$31,845	$27,657
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 58, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(462) million and $(9) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(128) million and $(117) million, respectively, related to fair value accounting hedges as of June 30, 2022.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in Item 8 of our 2021 Form 10-K.

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2022 and December 31, 2021, respectively.
Table 59: Commitments to Extend Credit and Other Commitments

In millions	June 30 2022	December 31 2021
Commitments to extend credit
Commercial	$186,684	$176,248
Home equity lines of credit	20,547	19,410
Credit card	32,873	32,499
Other	8,108	9,081
Total commitments to extend credit	248,212	237,238
Net outstanding standby letters of credit (a)	9,821	9,303
Standby bond purchase agreements (b)	1,250	1,268
Other commitments (c)	3,117	3,045
Total commitments to extend credit and other commitments	$262,400	$250,854
(a)Net outstanding standby letters of credit include $3.9 billion and $3.3 billion at June 30, 2022 and December 31, 2021, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.1 billion and $2.0 billion related to investments in qualified affordable housing projects for June 30, 2022 and December 31, 2021, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass as of June 30, 2022, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2022 had terms ranging from less than one year to eight years.

As of June 30, 2022, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at June 30, 2022 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and six months ended June 30, 2022 and 2021 is as follows:
Table 60: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at March 31, 2021 (a)	425	$2,713	$3,518	$12,361	$48,113	$1,290	$(14,146)	$30	$53,879
Net income					1,091			12	1,103
Other comprehensive income, net of tax						173			173
Cash dividends declared - Common					(492)				(492)
Cash dividends declared - Preferred					(48)				(48)
Preferred stock discount accretion			1		(1)
Common stock activity				12					12
Treasury stock activity				4			6		10
Other				32				16	48
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
Balance at March 31, 2022 (a)	415	$2,713	$5,011	$12,476	$51,058	$(5,731)	$(16,346)	$35	$49,216
Net income					1,481			15	1,496
Other comprehensive income (loss), net of tax						(2,627)			(2,627)
Cash dividends declared - Common					(626)				(626)
Cash dividends declared - Preferred					(71)				(71)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (b)			992						992
Common stock activity		1		14					15
Treasury stock activity	(4)			5			(730)		(725)
Other				32				(14)	18
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
Six months ended
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					2,907			22	2,929
Other comprehensive income (loss), net of tax						(1,307)			(1,307)
Cash dividends declared - Common					(985)				(985)
Cash dividends declared - Preferred					(105)				(105)
Preferred stock discount accretion			2		(2)
Common stock activity				12					12
Treasury stock activity	1			73			65		138
Other				(43)				5	(38)
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					2,889			36	2,925
Other comprehensive income (loss), net of tax						(8,767)			(8,767)
Cash dividends declared - Common					(1,157)				(1,157)
Cash dividends declared - Preferred					(116)				(116)
Preferred stock discount accretion			3		(3)
Preferred stock issuance (b)			992						992
Common stock activity		1		14					15
Treasury stock activity	(9)			50			(1,964)		(1,914)
Other				15				(31)	(16)
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 61: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2022			2021			2022			2021
In millions	Pre-tax	Tax effect	After- tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(2,929)	$690	$(2,239)	$55	$(13)	$42	$(9,247)	$2,179	$(7,068)	$(1,126)	$265	$(861)
Less: Net realized gains (losses) reclassified to earnings (a)	(214)	50	(164)	9	(2)	7	(217)	51	(166)	22	(5)	17
Net change	(2,715)	640	(2,075)	46	(11)	35	(9,030)	2,128	(6,902)	(1,148)	270	(878)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(676)	159	(517)	330	(78)	252	(2,332)	549	(1,783)	(310)	73	(237)
Less: Net realized gains (losses) reclassified to earnings (a)	25	(6)	19	108	(25)	83	127	(30)	97	243	(57)	186
Net change	(701)	165	(536)	222	(53)	169	(2,459)	579	(1,880)	(553)	130	(423)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	8	(2)	6	(43)	10	(33)	62	(15)	47	(13)	3	(10)
Net change	8	(2)	6	(43)	10	(33)	62	(15)	47	(13)	3	(10)
Other
Net unrealized gains (losses) on other transactions	(4)	(18)	(22)		2	2	(7)	(25)	(32)	1	3	4
Net change	(4)	(18)	(22)		2	2	(7)	(25)	(32)	1	3	4
Total other comprehensive income (loss)	$(3,412)	$785	$(2,627)	$225	$(52)	$173	$(11,434)	$2,667	$(8,767)	$(1,713)	$406	$(1,307)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

Table 62: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at March 31, 2021	$1,549	$67	$(322)	$(4)	$1,290
Net activity	35	169	(33)	2	173
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463
Balance at March 31, 2022	$(4,238)	$(1,545)	$68	$(16)	$(5,731)
Net activity	(2,075)	(536)	6	(22)	(2,627)
Balance at June 30, 2022 (a)	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
Six months ended
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770
Net activity	(878)	(423)	(10)	4	(1,307)
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(6,902)	(1,880)	47	(32)	(8,767)
Balance at June 30, 2022 (a)	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
(a)At June 30, 2022, AOCI included pretax losses of $141 million from derivatives that hedged the purchase of investment securities classified as held to maturity.
The PNC Financial Services Group, Inc. – Form 10-Q 71

The following table provides the dividends per share for PNC's common and preferred stock:

Table 63: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Common Stock	$1.50	$1.15	$2.75	$2.30
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series O	$987		$1,961	$3,375
Series P	$1,532	$1,532	$3,063	$3,063
Series R	$2,425	$2,425	$2,425	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
Series T	$850		$1,700
(a)Dividends are payable quarterly other than Series R and Series S preferred stock, which are payable semiannually. On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share. Beginning on August 15, 2022, dividends will be paid on the Series U on a quarterly basis (February 15, May 15, August 15, and November 15 of each year).

On July 1, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on August 5, 2022.

NOTE 11 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2022	2021	2022	2021
Basic
Net income	$1,496	$1,103	$2,925	$2,929
Less:
Net income attributable to noncontrolling interests	15	12	36	22
Preferred stock dividends	71	48	116	105
Preferred stock discount accretion and redemptions	1	1	3	2
Net income attributable to common shareholders	1,409	1,042	2,770	2,800
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	7	5	13	13
Net income attributable to basic common shareholders	$1,402	$1,037	$2,757	$2,787
Basic weighted-average common shares outstanding	414	427	417	426
Basic earnings per common share (a)	$3.39	$2.43	$6.62	$6.54
Diluted
Net income attributable to diluted common shareholders	$1,402	$1,037	$2,757	$2,787
Basic weighted-average common shares outstanding	414	427	417	426
Dilutive potential common shares				1
Diluted weighted-average common shares outstanding	414	427	417	427
Diluted earnings per common share (a)	$3.39	$2.43	$6.61	$6.53
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

72    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 12 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K. Additionally, for more information regarding the fair value of assets and liabilities from our BBVA acquisition, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

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

Table 65: Fair Value Measurements – Recurring Basis Summary

	June 30, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$793	$83	$876		$1,221	$81	$1,302
Commercial mortgage loans held for sale		68	38	106		526	49	575
Securities available for sale
U.S. Treasury and government agencies	$11,820	1,223		13,043	$41,873	4,291		46,164
Residential mortgage-backed
Agency		32,179		32,179		67,632		67,632
Non-agency			925	925		61	1,097	1,158
Commercial mortgage-backed
Agency		1,947		1,947		1,773		1,773
Non-agency		1,347	3	1,350		3,433	3	3,436
Asset-backed		5	138	143		6,246	163	6,409
Other		3,330	67	3,397		4,895	69	4,964
Total securities available for sale	11,820	40,031	1,133	52,984	41,873	88,331	1,332	131,536
Loans		488	804	1,292		617	884	1,501
Equity investments (a)	1,269		1,867	3,318	1,373		1,680	3,231
Residential mortgage servicing rights			1,620	1,620			1,078	1,078
Commercial mortgage servicing rights			988	988			740	740
Trading securities (b)	829	1,402		2,231	250	1,601		1,851
Financial derivatives (b) (c)	10	5,369	13	5,392	5	5,109	38	5,152
Other assets	351	85		436	404	114		518
Total assets (d)	$14,279	$48,236	$6,546	$69,243	$43,905	$97,519	$5,882	$147,484
Liabilities
Other borrowed funds	$1,561	$166	$3	$1,730	$725	$45	$3	$773
Financial derivatives (c) (e)	9	7,368	213	7,590		3,285	285	3,570
Other liabilities			182	182			175	175
Total liabilities (f)	$1,570	$7,534	$398	$9,502	$725	$3,330	$463	$4,518
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at June 30, 2022 and December 31, 2021 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 13% and 26% as of June 30, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total assets at fair value was 10% and 4% at June 30, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2022 and December 31, 2021 respectively.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at June 30, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 4% and 10% at June 30, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2022 and December 31, 2021 respectively.
The PNC Financial Services Group, Inc. – Form 10-Q 73

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2022 and 2021 follow:

Table 66: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2022
Assets
Residential mortgage loans held for sale	$108	$(1)			$8	$(30)		$(4)	$9	$(7)	(d)	$83	$(1)
Commercial mortgage loans held for sale	45							(7)				38
Securities available for sale
Residential mortgage- backed non-agency	1,019	7		$(43)				(58)				925
Commercial mortgage- backed non-agency	3											3
Asset-backed	152	1		(9)				(6)				138
Other	66			(1)	2							67
Total securities available for sale	1,240	8		(53)	2			(64)				1,133
Loans	851	10			7	(1)		(48)		(15)	(d)	804	9
Equity investments	1,751	92			87	(63)						1,867	94
Residential mortgage servicing rights	1,322	163			181		$17	(63)				1,620	163
Commercial mortgage servicing rights	886	111			17		14	(40)				988	111
Financial derivatives	10	7			2			(6)				13	13
Total assets	$6,213	$390		$(53)	$304	$(94)	$31	$(232)	$9	$(22)		$6,546	$389
Liabilities
Other borrowed funds	$3						$2	$(2)				$3
Financial derivatives	234	$18				$3		(42)				213	$19
Other liabilities	158	14					171	(161)				182	10
Total liabilities	$395	$32				$3	$173	$(205)				$398	$29
Net gains (losses)		$358	(e)										$360	(f)

74    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

Three Months Ended June 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value June 30, 2021
Assets
Residential mortgage loans held for sale	$165	$(1)			$3	$(36)		$(12)	$5	$(5)	(d)		$119
Commercial mortgage loans held for sale	56	1				(6)		1					52
Securities available for sale												$239	239
Residential mortgage- backed non-agency	1,316	11						(90)					1,237
Commercial mortgage-backed non-agency	11												11
Asset-backed	194			$2				(21)					175
Other	72			1	2			(2)					73
Total securities available for sale	1,593	11		3	2			(113)					1,496
Loans	711	10			9	(3)		(35)		(5)	(d)	292	979	$10
Equity investments	1,343	157			92	(52)							1,540	136
Residential mortgage servicing rights	979	(141)			301		$24	(87)				35	1,111	(141)
Commercial mortgage servicing rights	701	(19)			8		21	(29)					682	(18)
Financial derivatives	63	60			2			(43)				5	87	57
Total assets	$5,611	$78		$3	$417	$(97)	$45	$(318)	$5	$(10)		$571	$6,305	$44
Liabilities
Other borrowed funds	$2												$2
Financial derivatives	227	$4				$1		$(39)				$7	200	$19
Other liabilities	73	28					$287	(264)					124	27
Total liabilities	$302	$32				$1	$287	$(303)				$7	$326	$46
Net gains (losses)		$46	(e)											$(2)	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 75

(continued from previous page)

Six Months Ended June 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2022
Assets
Residential mortgage loans held for sale	$81	$(2)			$45	$(32)		$(9)	$14	$(14)	(d)	$83	$(2)
Commercial mortgage loans held for sale	49	(4)						(7)				38	(4)
Other consumer loans held for sale
Securities available for sale
Residential mortgage- backed non-agency	1,097	15		$(66)				(121)				925
Commercial mortgage- backed non-agency	3											3
Asset-backed	163	1		(13)				(13)				138
Other	69			(2)	3			(3)				67
Total securities available for sale	1,332	16		(81)	3			(137)				1,133
Loans	884	21			20	(8)		(97)		(16)	(d)	804	21
Equity investments	1,680	145			116	(74)						1,867	146
Residential mortgage servicing rights	1,078	370			257		$38	(123)				1,620	371
Commercial mortgage servicing rights	740	262			25		35	(74)				988	262
Financial derivatives	38	(6)			3			(22)				13	12
Total assets	$5,882	$802		$(81)	$469	$(114)	$73	$(469)	$14	$(30)		$6,546	$806
Liabilities
Other borrowed funds	$3						$4	$(4)				$3
Financial derivatives	285	$23				$6		(101)				213	$18
Other liabilities	175	21					242	(256)				182	15
Total liabilities	$463	$44				$6	$246	$(361)				$398	$33
Net gains (losses)		$758	(e)										$773	(f)

76    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

Six Months Ended June 30, 2021

		Total realized / unrealized gains or losses for the period (a)													Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements		Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value June 30, 2021
Assets
Residential mortgage loans held for sale	$163				$38	$(52)		$(28)		$8	$(10)	(d)		$119
Commercial mortgage loans held for sale	57					(6)		1						52	$1
Other consumer loans held for sale													$239	239
Securities available for sale
Residential mortgage- backed non-agency	1,365	$20		$16				(164)						1,237
Commercial mortgage- backed non-agency	11													11
Asset-backed	199	1		5				(30)						175
Other	72			1	3			(3)						73
Total securities available for sale	1,647	21		22	3			(197)						1,496
Loans	647	20			97	(6)		(63)	(d)		(8)	(d)	292	979	20
Equity investments	1,263	224			132	(79)								1,540	199
Residential mortgage servicing rights	673	154			372		$37	(160)					35	1,111	154
Commercial mortgage servicing rights	569	110			21		39	(57)						682	111
Financial derivatives	118	46			3			(85)					5	87	46
Total assets	$5,137	$575		$22	$666	$(143)	$76	$(589)		$8	$(18)		$571	$6,305	$531
Liabilities
Other borrowed funds	$2						$1	$(1)						$2
Financial derivatives	273	$(10)				$3		(73)					$7	200	$(11)
Other liabilities	43	63					317	(299)						124	31
Total liabilities	$318	$53				$3	$318	$(373)					$7	$326	$20
Net gains (losses)		$522	(e)												$511	(f)
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

The PNC Financial Services Group, Inc. – Form 10-Q 77

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 67: Fair Value Measurements – Recurring Quantitative Information

June 30, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$38	Discounted cash flow	Spread over the benchmark curve (b)	565bps - 4,850bps (3,553bps)
Residential mortgage-backed non-agency securities	925	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (10.2%)
			Constant default rate	0.0% - 13.0% (4.1%)
			Loss severity	15.0% - 96.4% (46.2%)
			Spread over the benchmark curve (b)	222bps weighted-average
Asset-backed securities	138	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (11.1%)
			Constant default rate	0.7% - 7.3% (2.5%)
			Loss severity	15.0% - 100.0% (48.9%)
			Spread over the benchmark curve (b)	265bps weighted-average
Loans - Residential real estate	589	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (69.8%)
			Loss severity	0.0% - 100.0% (5.9%)
			Discount rate	4.9% - 6.9% (5.3%)
Loans - Residential real estate	78	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	6.1% weighted-average
Loans - Home equity	27	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (74.8%)
			Loss severity	0.0% - 100.0% (18.9%)
			Discount rate	4.9% - 6.9% (5.9%)
Loans - Home equity	110	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (45.5%)
Equity investments	1,867	Multiple of adjusted earnings	Multiple of earnings	5.0x - 16.8x (9.2x)
Residential mortgage servicing rights	1,620	Discounted cash flow	Constant prepayment rate	0.0% - 44.5% (8.1%)
			Spread over the benchmark curve (b)	268bps - 1,729bps (818bps)
Commercial mortgage servicing rights	988	Discounted cash flow	Constant prepayment rate	4.3% - 11.1% (4.9%)
			Discount rate	6.9% - 9.2% (8.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(197)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	160.6% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(35)
Total Level 3 assets, net of liabilities (e)	$6,148

78    The PNC Financial Services Group, Inc. – Form 10-Q

(continued from previous page)

December 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$49	Discounted cash flow	Spread over the benchmark curve (b)	555bps - 15,990bps (9,996bps)
Residential mortgage-backed non-agency securities	1,097	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.3%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 96.4% (47.6%)
			Spread over the benchmark curve (b)	163bps weighted-average
Asset-backed securities	163	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -40.0% (11.1%)
			Constant default rate	1.4% - 20.0% (3.2%)
			Loss severity	8.0% - 100.0% (57.4%)
			Spread over the benchmark curve (b)	182bps weighted-average
Loans - Residential real estate	622	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (74.2%)
			Loss severity	0.0% - 100.0% (6.9%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate	109	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	3.5% weighted-average
Loans - Home equity	28	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (75.8%)
			Loss severity	0.0% - 98.4% (17.7%)
			Discount rate	4.8% - 6.8% (6.0%)
Loans - Home equity	125	Consensus pricing (c)	Credit and Liquidity discount	0.5% - 100.0% (47.3%)
Equity investments	1,680	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.4x (8.8x)
Residential mortgage servicing rights	1,078	Discounted cash flow	Constant prepayment rate	0.0% - 41.0% (12.6%)
			Spread over the benchmark curve (b)	249bps - 2,218bps (857bps)
Commercial mortgage servicing rights	740	Discounted cash flow	Constant prepayment rate	5.0% - 15.5% (5.5%)
			Discount rate	5.4% - 8.0% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(277)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	5
Total Level 3 assets, net of liabilities (e)	$5,419
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
(e)Consisted of total Level 3 assets of $6.5 billion and total Level 3 liabilities of $0.4 billion as of June 30, 2022 and $5.9 billion and $0.5 billion as of December 31, 2021, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 79

Assets measured at fair value on a nonrecurring basis follow:

Table 68: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2022	December 31 2021	June 30 2022	June 30 2021	June 30 2022	June 30 2021
Assets
Nonaccrual loans	$159	$348	$(19)	$5	$(28)	$(4)
Equity investments	48		1
OREO and foreclosed assets	8	6
Long-lived assets	9	103	(3)	(9)	(5)	(11)
Total assets	$224	$457	$(21)	$(4)	$(33)	$(15)
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

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 69: Fair Value Option – Fair Value and Principal Balances

	June 30, 2022			December 31, 2021
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$802	$806	$(4)	$1,249	$1,219	$30
Accruing loans 90 days or more past due	11	11		6	6
Nonaccrual loans	63	75	(12)	47	57	(10)
Total	$876	$892	$(16)	$1,302	$1,282	$20
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$106	$135	$(29)	$575	$580	$(5)
Loans
Accruing loans less than 90 days past due	$440	$451	$(11)	$487	$498	$(11)
Accruing loans 90 days or more past due	168	181	(13)	262	278	(16)
Nonaccrual loans	684	928	(244)	752	1,028	(276)
Total	$1,292	$1,560	$(268)	$1,501	$1,804	$(303)
Other assets	$85	$84	$1	$105	$107	$(2)
Liabilities
Other borrowed funds	$21	$22	$(1)	$30	$30
Other liabilities	$121		$121
(a)There were no accruing loans 90 days or more past due within this category at June 30, 2022 or December 31, 2021.
(b)There were no nonaccrual loans within this category at June 30, 2022 or December 31, 2021.

80    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2022	2021	2022	2021
Assets
Residential mortgage loans held for sale	$(23)	$57	$(63)	$73
Commercial mortgage loans held for sale	$14	$26	$20	$46
Loans	$15	$17	$36	$31
Other assets	$(11)	$8	$(18)	$22
Liabilities
Other liabilities	$(10)		$(16)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2022 and December 31, 2021. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 71, see Note 15 Fair Value in Item 8 of our 2021 Form 10-K.

Table 71: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets
Cash and due from banks	$8,582	$8,582	$8,582
Interest-earning deposits with banks	28,404	28,404		$28,404
Securities held to maturity	79,753	78,414	28,349	49,933	$132
Net loans (excludes leases)	298,807	299,021			299,021
Other assets	6,432	6,432		6,429	3
Total assets	$421,978	$420,853	$36,931	$84,766	$299,156
Liabilities
Time deposits	$10,118	$9,842		$9,842
Borrowed funds	34,176	33,845		32,123	$1,722
Unfunded lending related commitments	681	681			681
Other liabilities	450	450		450
Total liabilities	$45,425	$44,818		$42,415	$2,403
December 31, 2021
Assets
Cash and due from banks	$8,004	$8,004	$8,004
Interest-earning deposits with banks	74,250	74,250		$74,250
Securities held to maturity	1,429	1,522	890	456	$176
Net loans (excludes leases)	275,874	280,498			280,498
Other assets	4,205	4,204		4,141	63
Total assets	$363,762	$368,478	$8,894	$78,847	$280,737
Liabilities
Time deposits	$17,366	$17,180		$17,180
Borrowed funds	30,011	30,616		28,936	$1,680
Unfunded lending related commitments	662	662			662
Other liabilities	449	449		449
Total liabilities	$48,488	$48,907		$46,565	$2,342
The PNC Financial Services Group, Inc. – Form 10-Q 81

The aggregate fair values in Table 71 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 65),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
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
82    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 72: Total Gross Derivatives (a)

	June 30, 2022			December 31, 2021
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$21,579			$23,345
Cash flow hedges	46,432	$19	$40	48,961	$15	$14
Foreign exchange contracts:
Net investment hedges	1,235	85	1	1,113		24
Total derivatives designated for hedging	$69,246	$104	$41	$73,419	$15	$38
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$45,412		$3	$35,623
Futures (f)	5,228			4,592
Mortgage-backed commitments	6,189	$74	61	9,917	$55	$31
Other	18,456	124	15	12,225	46	12
Total interest rate contracts	75,285	198	79	62,357	101	43
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	320,717	1,259	3,459	297,711	3,335	1,520
Futures (f)	520			907
Mortgage-backed commitments	2,181	10	8	4,147	5	6
Other	30,112	250	229	25,718	125	72
Total interest rate contracts	353,530	1,519	3,696	328,483	3,465	1,598
Commodity contracts:
Swaps	8,917	2,469	2,567	8,840	1,150	1,161
Other	6,049	665	663	3,128	213	212
Total commodity contracts	14,966	3,134	3,230	11,968	1,363	1,373
Foreign exchange contracts and other	29,074	375	329	27,563	199	179
Total derivatives for customer-related activities	397,570	5,028	7,255	368,014	5,027	3,150
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,192	62	215	11,512	9	339
Total derivatives not designated for hedging	$484,047	$5,288	$7,549	$441,883	$5,137	$3,532
Total gross derivatives	$553,293	$5,392	$7,590	$515,302	$5,152	$3,570
Less: Impact of legally enforceable master netting agreements		1,577	1,577		928	928
Less: Cash collateral received/paid		578	2,288		604	1,657
Total derivatives		$3,237	$3,725		$3,620	$985
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

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting and Counterparty Credit Risk section of this Note 13. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives.

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

In the 12 months that follow June 30, 2022, we expect to reclassify net derivative losses of $816 million pretax, or $628 million after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2022. As of June 30, 2022, the maximum length of time over which forecasted transactions are hedged is ten years.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 73: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2022
Total amounts in the Consolidated Income Statement	$2,504	$631	$142	$177
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(28)	$443
Derivatives		$30	$(451)
Amounts related to interest settlements on derivatives		$(2)	$74
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$25
For the three months ended June 30, 2021
Total amounts in the Consolidated Income Statement	$2,160	$469	$90	$339
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$3	$(106)
Derivatives		$(2)	$93
Amounts related to interest settlements on derivatives		$(1)	$131
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$91	$16		$1
For the six months ended June 30, 2022
Total amounts on the Consolidated Income Statement	$4,797	$1,175	$225	$388
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(46)	$1,377
Derivatives		$49	$(1,395)
Amounts related to interest settlements on derivatives		$(3)	$184
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$117	$10
For the six months ended June 30, 2021
Total amounts on the Consolidated Income Statement	$4,156	$890	$185	$639
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(5)	$540
Derivatives		$7	$(571)
Amounts related to interest settlements on derivatives		$(2)	$265
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from AOCI	$191	$38		$14
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 74: Hedged Items - Fair Value Hedges

	June 30, 2022		December 31, 2021
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$3,277	$(23)	$2,655	$23
Borrowed funds	$20,346	$(715)	$24,259	$663
(a)Includes less than $(0.1) billion and $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at June 30, 2022 and December 31, 2021, respectively.
(b)Carrying value shown represents amortized cost.

The PNC Financial Services Group, Inc. – Form 10-Q 85

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

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 75: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(190)	$216	$(455)	$(106)
Derivatives used for customer-related activities:
Interest rate contracts	69	15	166	97
Foreign exchange contracts and other	(20)	43	24	65
Gains (losses) from customer-related activities (b)	49	58	190	162
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	216	(29)	263	19
Total gains (losses) from derivatives not designated as hedging instruments	$75	$245	$(2)	$75
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

Table 76 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at June 30, 2022 and December 31, 2021. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 76 includes OTC derivatives and OTC derivatives cleared through a central clearing house. OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Table 76: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$43			$43			$43
Over-the-counter	1,693	$634	$318	741		$23	718
Commodity contracts	3,134	676	138	2,320			2,320
Foreign exchange and other contracts	522	267	122	133			133
Total derivative assets	$5,392	$1,577	$578	$3,237	(a)	$23	$3,214
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	3,787	$680	$761	2,346			2,346
Commodity contracts	3,230	802	1,513	915			915
Foreign exchange and other contracts	545	95	14	436			436
Total derivative liabilities	$7,590	$1,577	$2,288	$3,725	(b)		$3,725
December 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$20			$20			$20
Over-the-counter	3,561	$533	$593	2,435		$300	2,135
Commodity contracts	1,363	299	1	1,063			1,063
Foreign exchange and other contracts	208	96	10	102			102
Total derivative assets	$5,152	$928	$604	$3,620	(a)	$300	$3,320
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	1,643	$569	$776	298			298
Commodity contracts	1,373	291	784	298			298
Foreign exchange and other contracts	542	68	97	377			377
Total derivative liabilities	$3,570	$928	$1,657	$985	(b)		$985
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

At June 30, 2022, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.6 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $4.6 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 87

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2022 and December 31, 2021.

Table 77: Credit-Risk Contingent Features

In billions	June 30 2022	December 31 2021
Net derivative liabilities with credit-risk contingent features	$5.6	$2.4
Collateral posted	3.0	1.8
Maximum additional amount of collateral exposure	$2.6	$0.6
NOTE 14 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in Part II, Item 8 of our 2021 Form 10-K and in Note 13 Legal Proceedings in Part I, Item 1 of our first quarter 2022 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2022, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

USAA Patent Infringement Litigation

In May 2022, following a jury trial in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) (the “first Texas case”) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) (together, “the first consolidated cases”), a jury found against PNC for willful infringement of at least one of the plaintiff’s asserted patent claims and awarded approximately $218 million. The parties are in the process of submitting briefs on PNC’s remaining equitable defenses.

88    The PNC Financial Services Group, Inc. – Form 10-Q

In June 2022, the court opened a new case for PNC’s patent infringement counterclaims (originally asserted in the first Texas case) (“the fourth Texas case”) and consolidated the fourth Texas case into USAA’s third lawsuit filed in July 2021 in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) (“the third Texas case,” together with the fourth Texas case, “the second consolidated cases”). Trial in the second consolidated cases is presently scheduled to commence on August 22, 2022.

In June 2022, in United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311), the court entered a stipulation proposed by the parties, stayed all deadlines, and administratively closed the matter.

In May and June 2022, the Patent Trial and Appeal Board granted institution of inter partes review (“IPR”) with respect to petitions filed by PNC for two of the three patents at issue in the third Texas case. The Patent Trial and Appeal Board denied institution of an IPR with respect to PNC’s petitions for one of the three patents at issue in the third Texas case. IPR proceedings at the Patent Trial and Appeal Board, presently scheduled to commence on February 9 and March 13, 2023, will review the patentability of the claims in the two patents at issue in the third Texas case for which IPR has been granted.

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
The PNC Financial Services Group, Inc. – Form 10-Q 89

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 78. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 78: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$1,662	$1,232	$153	$4	$3,051
Noninterest income	748	968	234	115	2,065
Total revenue	2,410	2,200	387	119	5,116
Provision for (recapture of) credit losses	55	(17)	5	(7)	36
Depreciation and amortization	83	51	8	147	289
Other noninterest expense	1,830	883	262	(20)	2,955
Income (loss) before income taxes (benefit) and noncontrolling interests	442	1,283	112	(1)	1,836
Income taxes (benefit)	105	277	26	(68)	340
Net income	337	1,006	86	67	1,496
Less: Net income (loss) attributable to noncontrolling interests	15	3		(3)	15
Net income excluding noncontrolling interests	$322	$1,003	$86	$70	$1,481
Average Assets	$113,068	$219,513	$14,449	$199,848	$546,878
2021
Income Statement
Net interest income	$1,497	$1,083	$112	$(111)	$2,581
Noninterest income	706	867	244	269	2,086
Total revenue	2,203	1,950	356	158	4,667
Provision for (recapture of) credit losses	214	104	23	(39)	302
Depreciation and amortization	73	51	5	127	256
Other noninterest expense	1,604	762	214	214	2,794
Income (loss) before income taxes (benefit) and noncontrolling interests	312	1,033	114	(144)	1,315
Income taxes (benefit)	73	220	27	(108)	212
Net income (loss)	239	813	87	(36)	1,103
Less: Net income attributable to noncontrolling interests	7	4		1	12
Net income (loss) excluding noncontrolling interests	$232	$809	$87	$(37)	$1,091
Average Assets	$100,948	$181,770	$10,640	$211,071	$504,429

The PNC Financial Services Group, Inc. – Form 10-Q 91

(Continued from previous page)
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$3,193	$2,375	$291	$(4)	$5,855
Noninterest income	1,493	1,772	482	206	3,953
Total revenue	4,686	4,147	773	202	9,808
Provision for (recapture of) credit losses	(26)	(135)	7	(18)	(172)
Depreciation and amortization	157	103	14	292	566
Other noninterest expense	3,648	1,668	507	27	5,850
Income (loss) before income taxes (benefit) and noncontrolling interests	907	2,511	245	(99)	3,564
Income taxes (benefit)	214	545	57	(177)	639
Net income	693	1,966	188	78	2,925
Less: Net income (loss) attributable to noncontrolling interests	31	7		(2)	36
Net income excluding noncontrolling interests	$662	$1,959	$188	$80	$2,889
Average Assets	$112,415	$210,171	$14,126	$212,415	$549,127
2021
Income Statement
Net interest income	$2,859	$2,074	$205	$(209)	$4,929
Noninterest income	1,360	1,674	473	451	3,958
Total revenue	4,219	3,748	678	242	8,887
Provision for (recapture of) credit losses	(43)	(178)	14	(42)	(249)
Depreciation and amortization	136	98	9	247	490
Other noninterest expense	3,017	1,426	412	279	5,134
Income (loss) before income taxes (benefit) and noncontrolling interests	1,109	2,402	243	(242)	3,512
Income taxes (benefit)	256	528	57	(258)	583
Net income	853	1,874	186	16	2,929
Less: Net income attributable to noncontrolling interests	14	7		1	22
Net income excluding noncontrolling interests	$839	$1,867	$186	$15	$2,907
Average Assets	$96,942	$176,182	$9,761	$203,540	$486,425
(a)There were no material intersegment revenues for the three and six months ended June 30, 2022 and 2021.
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

Corporate & Institutional Banking provides lending, treasury management and capital markets related products and services to mid-sized and large corporations, and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers provides wholesale money transfer processing capabilities between the U.S., Mexico and other countries primarily in Central and South America. Capital markets related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two distinct operating units:
92    The PNC Financial Services Group, Inc. – Form 10-Q

•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families including investment and retirement planning, customized investment management, credit and cash management solutions, trust management and administration. In addition, multi-generational family planning services are also provided to ultra high net worth individuals and their families which include estate, financial, tax, fiduciary and customized performance reporting through PNC Private Bank Hawthorn.
•Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

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
Table 79 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments' principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment's principal products and services, see Note 24 Fee-based Revenue from Contracts with Customers included in Item 8 of our 2021 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 93

Table 79: In-Scope Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$228			$239
Brokerage fees	$135		2	$109		2
Total asset management and brokerage	135		230	109		241
Card and cash management
Treasury management fees	10	$327		11	$264
Debit card fees	177			164
Net credit card fees (a)	63			57
Merchant services	52	14		47	15
Other	27			30
Total card and cash management	329	341		309	279
Lending and deposit services
Deposit account fees	145			129
Other	17	9		15	10
Total lending and deposit services	162	9		144	10
Residential and commercial mortgage (b)		33			35
Capital markets related		272			232
Other		9			8
Total revenue from contracts with customers	626	664	230	562	564	241
Out-of-scope noninterest income (c)	122	304	4	144	303	3
Noninterest income by business segment	$748	$968	$234	$706	$867	$244
Reconciliation to consolidated noninterest income
Total business segment revenue from contracts with customers			$1,520			$1,367
Out-of-scope business segment noninterest income (c)			430			450
Noninterest income from other segments			115			269
Noninterest income as shown on the Consolidated Income Statement			$2,065			$2,086

94    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$469			$465
Brokerage fees	$269		4	$211		2
Total asset management and brokerage	269		473	211		467
Card and cash management
Treasury management fees	19	$629		18	$487
Debit card fees	338			302
Net credit card fees (a)	118			104
Merchant services	93	31		79	27
Other	50			57
Total card and cash management	618	660		560	514
Lending and deposit services
Deposit account fees	287			248
Other	34	17		27	20
Total lending and deposit services	321	17		275	20
Residential and commercial mortgage (b)		64			66
Capital markets related		409			424
Other		22			27
Total revenue from contracts with customers	1,208	1,172	473	1,046	1,051	467
Out-of-scope noninterest income (c)	285	600	9	314	623	6
Noninterest income by business segment	$1,493	$1,772	$482	$1,360	$1,674	$473
Reconciliation to consolidated noninterest income
Total business segment revenue from contracts with customers			$2,853			$2,564
Out-of-scope business segment noninterest income (c)			894			943
Noninterest income from other segments			206			451
Noninterest income as shown on the Consolidated Income Statement			$3,953			$3,958
(a)Net credit card fees consists of interchange fees of $172 million and $146 million and credit card reward costs of $109 million and $89 million for the three months ended June 30, 2022 and 2021, respectively. Net credit card fees consists of interchange fees of $320 million and $266 million and credit card reward costs of $202 million and $162 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

NOTE 17 SUBSEQUENT EVENTS

On July 28, 2022, we transferred securities with a fair value of $5.0 billion from available for sale to held to maturity as we changed our intent to hold these securities to maturity. AOCI included net pretax unrealized losses of $0.2 billion at transfer. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

The PNC Financial Services Group, Inc. – Form 10-Q 95

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2022			2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$52,308	$495	1.89%	$50,700	$421	1.66%
Non-agency	954	36	7.55%	1,189	45	7.54%
Commercial mortgage-backed	4,793	58	2.40%	6,354	81	2.54%
Asset-backed	4,296	32	1.49%	5,581	55	1.96%
U.S. Treasury and government agencies	32,391	210	1.29%	27,392	200	1.45%
Other	4,536	60	2.67%	4,835	75	3.13%
Total securities available for sale	99,278	891	1.79%	96,051	877	1.82%
Securities held to maturity
Residential mortgage-backed	16,687	164	1.96%
Commercial mortgage-backed	591	7	2.29%
Asset-backed	2,071	20	1.91%
U.S. Treasury and government agencies	14,618	80	1.09%	800	11	2.85%
Other	1,068	22	4.19%	660	13	3.91%
Total securities held to maturity	35,035	293	1.67%	1,460	24	3.33%
Total investment securities	134,313	1,184	1.76%	97,511	901	1.85%
Loans
Commercial and industrial	161,256	2,297	2.83%	133,966	1,954	2.90%
Commercial real estate	34,237	518	3.01%	30,113	434	2.86%
Equipment lease financing	6,150	113	3.68%	6,332	121	3.83%
Consumer	54,757	1,271	4.68%	51,744	1,231	4.80%
Residential real estate	41,385	636	3.07%	24,764	435	3.51%
Total loans	297,785	4,835	3.24%	246,919	4,175	3.38%
Interest-earning deposits with banks	51,120	107	0.42%	81,947	43	0.10%
Other interest-earning assets	9,677	116	2.42%	7,955	95	2.40%
Total interest-earning assets/interest income	492,895	6,242	2.53%	434,332	5,214	2.40%
Noninterest-earning assets	56,232			52,093
Total assets	$549,127			$486,425
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$60,295	31	0.10%	$62,053	9	0.03%
Demand	116,024	51	0.09%	95,376	16	0.03%
Savings	108,799	22	0.04%	85,129	22	0.05%
Time deposits	13,195	11	0.15%	18,246	23	0.26%
Total interest-bearing deposits	298,313	115	0.08%	260,804	70	0.05%
Borrowed funds
Federal Home Loan Bank borrowings	3,508	22	1.24%	1,332	3	0.42%
Bank notes and senior debt	17,089	112	1.30%	22,709	116	1.01%
Subordinated debt	6,886	58	1.68%	6,074	42	1.39%
Other	5,515	33	1.22%	4,555	24	1.07%
Total borrowed funds	32,998	225	1.36%	34,670	185	1.06%
Total interest-bearing liabilities/interest expense	331,311	340	0.20%	295,474	255	0.17%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	151,567			122,843
Accrued expenses and other liabilities	16,245			14,508
Equity	50,004			53,600
Total liabilities and equity	$549,127			$486,425
Interest rate spread			2.33%			2.23%
Impact of noninterest-bearing sources			0.06			0.05
Net interest income/margin		$5,902	2.39%		$4,959	2.28%
(continued on following page)

96    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended June 30
	2022			2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$37,285	$202	2.17%	$56,042	$226	1.61%
Non-agency	902	17	7.56%	1,142	23	7.85%
Commercial mortgage-backed	4,362	27	2.45%	6,465	41	2.49%
Asset-backed	2,388	11	1.84%	5,855	31	2.07%
U.S. Treasury and government agencies	17,480	70	1.60%	32,419	106	1.30%
Other	4,200	28	2.59%	5,107	36	3.00%
Total securities available for sale	66,617	355	2.13%	107,030	463	1.73%
Securities held to maturity
Residential mortgage-backed	33,086	164	1.98%
Commercial mortgage-backed	1,175	7	2.30%
Asset-backed	4,119	20	1.92%
U.S. Treasury and government agencies	28,167	74	1.05%	802	5	2.86%
Other	1,560	16	4.21%	671	7	3.67%
Total securities held to maturity	68,107	281	1.65%	1,473	12	3.23%
Total investment securities	134,724	636	1.89%	108,503	475	1.75%
Loans
Commercial and industrial	166,968	1,225	2.90%	137,892	1,006	2.89%
Commercial real estate	34,467	276	3.15%	31,611	234	2.92%
Equipment lease financing	6,200	56	3.62%	6,332	59	3.76%
Consumer	54,551	637	4.68%	52,575	632	4.82%
Residential real estate	42,604	330	3.11%	27,197	238	3.50%
Total loans	304,790	2,524	3.29%	255,607	2,169	3.38%
Interest-earning deposits with banks	39,689	78	0.79%	78,522	22	0.11%
Other interest-earning assets	9,935	68	2.76%	8,079	50	2.46%
Total interest-earning assets/interest income	489,138	3,306	2.69%	450,711	2,716	2.40%
Noninterest-earning assets	57,740			53,718
Total assets	$546,878			$504,429
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$58,019	$27	0.19%	$64,990	$4	0.03%
Demand	119,636	44	0.15%	99,091	7	0.03%
Savings	109,063	12	0.04%	87,307	10	0.05%
Time deposits	10,378	5	0.18%	18,048	9	0.20%
Total interest-bearing deposits	297,096	88	0.12%	269,436	30	0.05%
Borrowed funds
Federal Home Loan Bank borrowings	6,978	22	1.24%	265		0.35%
Bank notes and senior debt	16,172	66	1.61%	22,620	56	0.98%
Subordinated debt	6,998	34	1.94%	6,218	21	1.35%
Other	5,508	20	1.46%	5,046	13	0.97%
Total borrowed funds	35,656	142	1.58%	34,149	90	1.04%
Total interest-bearing liabilities/interest expense	332,752	230	0.27%	303,585	120	0.16%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	149,432			132,283
Accrued expenses and other liabilities	17,116			14,755
Equity	47,578			53,806
Total liabilities and equity	$546,878			$504,429
Interest rate spread			2.42%			2.24%
Impact of noninterest-bearing sources			0.08			0.05
Net interest income/margin		$3,076	2.50%		$2,596	2.29%
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
(b)Loan fees for the three months ended June 30, 2022 and June 30, 2021 were $38 million and $42 million, respectively. Loan fees for the six months ended June 30, 2022 and June 30, 2021 were $98 million and $97 million, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 97

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income (GAAP)	$5,855	$4,929	$3,051	$2,581
Taxable-equivalent adjustments	47	30	25	15
Net interest income (non-GAAP)	$5,902	$4,959	$3,076	$2,596
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

98    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2022 are included in the following table.

2022 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	2,553	$178.24	2,542	61,214
May 1 - 31	848	$162.84	848	60,366
June 1 - 30	910	$160.50	910	59,456
Total	4,311	$171.47	4,300
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
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC's SCB. The SCB framework allows for capital returns in amounts up to the level of capital in excess of the SCB minimum. Consistent with the flexibility provided under the SCB framework, our Board of Directors has recently authorized a new share repurchase structure, under the already approved authorization for repurchases of up to 100 million common shares, of which approximately 59% were still available at June 30, 2022. This structure allows for the continuation of our recent quarterly average share repurchase levels in dollars as well as the flexibility to increase those levels should conditions warrant.

The PNC Financial Services Group, Inc. – Form 10-Q 99

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.34	2022 Form of Performance Share Units Award Agreement

10.35	2022 Form of Restricted Share Units Award Agreement

10.36	2022 Form of Restricted Share Units Award Agreement – Senior Leader Program

10.37	2022 Form of Performance Restricted Share Units Award Agreement

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
100    The PNC Financial Services Group, Inc. – Form 10-Q

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
The PNC Financial Services Group, Inc. – Form 10-Q 101

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 2, 2022 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

102    The PNC Financial Services Group, Inc. – Form 10-Q