Form 10-Q
period 2022-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2022-11-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    Yes  ☐  No  ☒
As of October 17, 2022, there were 403,319,033 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2022 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the Report or Form 10-Q) and with Items 6, 7, 8 and 9A of our 2021 Annual Report on Form 10-K (2021 Form 10-K). We have reclassified certain prior period amounts to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements. For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2021 Form 10-K; Item 1A Risk Factors included in our 2021 Form 10-K; and the Commitments and Legal Proceedings Notes of the Notes To Consolidated Financial Statements included in Item 1 of this Report and our first and second quarter 2022 Form 10-Qs and Item 8 of our 2021 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2021 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in this Report for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC”, “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 99 for a glossary of certain terms and acronyms used in this Report.
Table 1: Consolidated Financial Highlights

Dollars in millions, except per share data Unaudited	Three months ended			Nine months ended
	September 30	June 30	September 30	September 30	September 30
	2022	2022	2021	2022	2021
Financial Results (a)
Net interest income	$3,475	$3,051	$2,856	$9,330	$7,785
Noninterest income	2,074	2,065	2,341	6,027	6,299
Total revenue	5,549	5,116	5,197	15,357	14,084
Provision for (recapture of) credit losses	241	36	(203)	69	(452)
Noninterest expense	3,280	3,244	3,587	9,696	9,211
Income before income taxes and noncontrolling interests	$2,028	$1,836	$1,813	$5,592	$5,325
Income taxes	388	340	323	1,027	906
Net income	$1,640	$1,496	$1,490	$4,565	$4,419
Net income attributable to common shareholders	$1,558	$1,409	$1,416	$4,328	$4,216
Per Common Share
Basic	$3.78	$3.39	$3.31	$10.39	$9.84
Diluted	$3.78	$3.39	$3.30	$10.39	$9.83
Book value per common share	$97.59	$101.39	$121.16
Performance Ratios
Net interest margin (b)	2.82%	2.50%	2.27%	2.54%	2.28%
Noninterest income to total revenue	37%	40%	45%	39%	45%
Efficiency	59%	63%	69%	63%	65%
Return on:
Average common shareholders’ equity	14.97%	13.52%	10.95%	13.31%	11.17%
Average assets	1.19%	1.10%	1.06%	1.11%	1.16%
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

The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Consolidated Financial Highlights (Continued) (a)

Dollars in millions, except as noted Unaudited	September 30 2022	December 31 2021	September 30 2021
Balance Sheet Data
Assets	$559,477	$557,191	$553,515
Loans	$315,400	$288,372	$290,230
Allowance for loan and lease losses	$4,581	$4,868	$5,355
Interest-earning deposits with banks	$40,278	$74,250	$75,478
Investment securities	$136,451	$132,962	$125,606
Total deposits	$438,194	$457,278	$448,902
Borrowed funds	$54,633	$30,784	$33,471
Total shareholders’ equity	$46,688	$55,695	$56,259
Common shareholders’ equity	$39,444	$50,685	$51,250
Other Selected Ratios
Common equity Tier 1	9.3%	10.3%	10.3%
Loans to deposits	72%	63%	65%
Common shareholders’ equity to total assets	7.1%	9.1%	9.3%
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

Hurricane Ian

During the last week of September 2022, Hurricane Ian caused widespread damage in central and southwest Florida, a key market area for us. The storm resulted in significant property damage to our customers, the closing or disruption of many businesses, including some of PNC’s branches and facilities, and damage to the community infrastructure. We continue to evaluate the impact to our businesses, and, based on our assessment to date, we do not expect Hurricane Ian to have a material impact on our operating results, including credit losses.

2    The PNC Financial Services Group, Inc. – Form 10-Q

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

Income Statement Highlights

Net income of $1.6 billion, or $3.78 per diluted common share, for the third quarter of 2022 increased $144 million, or 10%, compared to $1.5 billion, or $3.39 per diluted common share, for the second quarter of 2022, primarily driven by higher net interest income, partially offset by a higher provision for credit losses.
•For the three months ended September 30, 2022 compared to the three months ended June 30, 2022:
•Total revenue increased $433 million, or 8%, to $5.5 billion.
•Net interest income of $3.5 billion increased $424 million, or 14%, driven by higher yields on interest-earning assets and loan growth, partially offset by higher funding costs.
•Net interest margin increased 32 basis points to 2.82% primarily due to higher yields on interest-earning assets.
•Noninterest income increased $9 million.
•The third quarter of 2022 included a provision for credit losses of $241 million, reflecting slightly weaker economic expectations which impacted our macroeconomic scenarios and weightings. The second quarter of 2022 included a provision for credit losses of $36 million.
•Noninterest expense increased $36 million to $3.3 billion, reflecting increased personnel expense to support business growth as well as one additional day in the quarter.
•We generated positive operating leverage of 7%.

Net income of $4.6 billion, or $10.39 per diluted common share, for the first nine months of 2022 increased $146 million, or 3%, compared to $4.4 billion, or $9.83 per diluted common share, for the first nine months of 2021, driven by higher net interest income, partially offset by an increased provision for credit losses, higher expenses and lower noninterest income.
•For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:
•Total revenue increased $1.3 billion, or 9%, to $15.4 billion.
•Net interest income increased $1.5 billion, or 20%, due to higher interest-earning asset balances, which included the benefit of BBVA, and higher yields, partially offset by higher funding costs.
•Net interest margin increased 26 basis points, primarily due to higher yields on interest-earning assets.
•Noninterest income decreased $272 million, or 4%, primarily due to lower private equity, residential and commercial mortgage and capital markets related fees, partially offset by an increase in card and cash management revenue and $1 million of positive Visa Class B fair value adjustments compared to $165 million of negative adjustments for the same period in 2021.
•Noninterest expense increased $485 million, or 5%, driven by the addition of BBVA operating expenses and continued business investment, partially offset by lower integration expenses and a decline in variable compensation related to lower business activity.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Balance Sheet Highlights
Our balance sheet was well positioned at September 30, 2022. In comparison to December 31, 2021:
•Total assets increased modestly, to $559.5 billion.
•Total loans increased $27.0 billion, or 9%, to $315.4 billion.
•Total commercial loans increased $22.5 billion, or 12%, to $215.6 billion, driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness.
•PPP loans outstanding were $0.6 billion and $3.4 billion at September 30, 2022 and December 31, 2021, respectively.
•Total consumer loans increased $4.5 billion, or 5%, to $99.8 billion, primarily due to increases in residential mortgages, home equity and credit card, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities increased $3.5 billion to $136.5 billion, as a result of net purchase activity, partially offset by net unrealized losses.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $34.0 billion, or 46%, to $40.3 billion, reflecting higher loans outstanding and lower deposits, partially offset by an increase in borrowed funds.
•Total deposits decreased $19.1 billion, or 4%, to $438.2 billion due to lower commercial and consumer deposits, reflecting deposit outflows, higher consumer spending and the impact of inflationary pressures.
•Borrowed funds increased $23.8 billion, or 77%, to $54.6 billion, driven by increased FHLB borrowings, partially offset by lower bank notes and senior debt.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
The third quarter of 2022 reflected strong credit quality performance.
•At September 30, 2022 compared to December 31, 2021:
•Nonperforming assets of $2.1 billion decreased $405 million, or 16%, due to lower commercial and consumer nonperforming loans.
•Overall loan delinquencies of $1.6 billion decreased $359 million, or 18%, driven by lower consumer delinquencies, which included the resolution of BBVA USA conversion-related administrative and operational delays.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, decreased to $5.3 billion, or 1.67% of total loans, at September 30, 2022, compared to $5.5 billion, or 1.92% of total loans at December 31, 2021. The decrease was primarily driven by the reassessment of pandemic-related risks and the impacts of portfolio changes, partially offset by weaker economic expectations.
•Net charge-offs of $119 million, or 0.15% of average loans, in the third quarter of 2022 increased $36 million, or 43%, compared to $83 million, or 0.11% of average loans, for the second quarter of 2022, primarily driven by higher commercial loan net charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital Highlights

We maintained our strong capital position.
•Common shareholders’ equity of $39.4 billion at September 30, 2022, decreased $11.3 billion, or 22%, compared to December 31, 2021 as the benefit of net income was more than offset by a decrease in AOCI, reflecting the negative impact of higher interest rates on net unrealized securities and swap losses. The decline was also attributable to share repurchases and common dividends paid.
•In the third quarter, we returned $1.7 billion of capital to shareholders through common share repurchases of $1.1 billion, representing 6.7 million shares, and dividends on common shares of $0.6 million.
•The SCB framework allows for capital returns in amounts up to the level of capital in excess of the firm's SCB plus the regulatory minimum level of capital. Consistent with the flexibility provided under the SCB framework, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 53% were still available for repurchase at September 30, 2022. Under this framework, PNC expects its quarterly repurchases to approximate $700 million to $750 million with the ability to adjust those levels as conditions warrant. PNC's SCB for the four-quarter period beginning October 1, 2022 is 2.9%.
•On October 3, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on November 5, 2022.
•Our CET1 ratio decreased to 9.3% at September 30, 2022 from 10.3% at December 31, 2021.

4    The PNC Financial Services Group, Inc. – Form 10-Q

•PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The CET1 fully implemented ratio, which reflects the full impact of CECL and excludes the benefits of the optional five-year transition, was 9.1% at September 30, 2022 compared to 10.0% at December 31, 2021.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•Although real GDP contracted in the first and second quarters of 2022, the U.S. economy is not in recession. In particular, the labor market remains extremely strong, with average monthly job growth well above the pre-pandemic pace, and the unemployment rate at a 50-year low. Supply-chain difficulties will continue to ease into 2023. Labor shortages will remain a constraint into 2023, although strong wage growth and high levels of household saving will support consumer spending.
•PNC expects economic growth will be below its long-term trend in the near term as the Federal Reserve continues to tighten monetary policy in an attempt to reduce inflationary pressures, but does not expect a near-term recession. Recession risks over the next few years are elevated, however, because of tighter monetary policy.
•Inflation has started to slow, but remains near the strongest pace in decades. Inflation should slow further due to softer economic growth and a continued easing in supply-chain difficulties and will return to the Federal Reserve’s 2% long-run objective in 2024.
•The FOMC raised the federal funds rate by 0.75% in September, to a range of 3.00% to 3.25%. PNC expects further increases in the federal funds rate through the rest of this year, to a range of 4.25% to 4.50% at the end of 2022. PNC expects the federal funds rate to peak between 4.50% and 4.75% in early 2023, before falling in early 2024 as inflation ebbs and economic growth slows.

For the fourth quarter of 2022, compared to the third quarter of 2022, we expect:
•Average loans to be up approximately 1%,
•Net interest income to be up 6% to 8%,
•Fee income to be stable to down 1%,
•Other noninterest income, excluding net securities gains and Visa activity, to be $200 million to $250 million,
•Revenue to be up approximately 2%,
•Noninterest expense to be stable to up 1%,
•Net loan charge-offs to be $125 million to $175 million, and
•Effective tax rate to be approximately 18.5%.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors in our 2021 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.6 billion, or $3.78 per diluted common share for the third quarter of 2022 increased $144 million, or 10%, compared to $1.5 billion, or $3.39 per diluted common share for the second quarter of 2022, primarily driven by higher net interest income, partially offset by a higher provision for credit losses. Net income of $4.6 billion, or $10.39 per diluted common share for the first nine months of 2022 increased $146 million, or 3%, compared to $4.4 billion, or $9.83 per diluted common share, for the same period in
The PNC Financial Services Group, Inc. – Form 10-Q 5

2021. The increase was driven by higher net interest income, partially offset by an increased provision for credit losses, higher expenses and lower noninterest income.
Net Interest Income
Table 2: Summarized Average Balances and Net Interest Income (a)

	September 30, 2022			June 30, 2022
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$136,990	2.10%	$720	$134,724	1.89%	$636
Loans	313,026	3.98%	3,162	304,790	3.29%	2,524
Interest-earning deposits with banks	31,892	2.32%	185	39,689	0.79%	78
Other	9,560	3.94%	94	9,935	2.76%	68
Total interest-earning assets/interest income	$491,468	3.35%	4,161	$489,138	2.69%	3,306
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$298,073	0.45%	340	$297,096	0.12%	88
Borrowed funds	44,261	2.81%	317	35,656	1.58%	142
Total interest-bearing liabilities/interest expense	$342,334	0.75%	657	$332,752	0.27%	230
Net interest margin/income (non-GAAP)		2.82%	3,504		2.50%	3,076
Taxable-equivalent adjustments			(29)			(25)
Net interest income (GAAP)			$3,475			$3,051

	September 30, 2022			September 30, 2021
Nine months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$135,215	1.88%	$1,904	$105,287	1.73%	$1,366
Loans	302,921	3.50%	7,997	261,884	3.36%	6,629
Interest-earning deposits with banks	44,641	0.87%	292	81,383	0.12%	74
Other	9,637	2.92%	210	8,345	2.27%	142
Total interest-earning assets/interest income	$492,414	2.80%	10,403	$456,899	2.38%	8,211
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$298,232	0.20%	455	$273,498	0.05%	99
Borrowed funds	36,794	1.95%	542	34,562	1.05%	275
Total interest-bearing liabilities/interest expense	$335,026	0.39%	997	$308,060	0.16%	374
Net interest margin/income (non-GAAP)		2.54%	9,406		2.28%	7,837
Taxable-equivalent adjustments			(76)			(52)
Net interest income (GAAP)			$9,330			$7,785
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

Net interest income increased $424 million, or 14%, for the third quarter of 2022 compared to the second quarter of 2022, driven by higher yields on interest-earning assets and loan growth, partially offset by higher funding costs. Net interest income increased $1.5 billion, or 20%, for the first nine months of 2022 compared to the same period in 2021, due to higher interest-earning asset balances, which included the benefit of BBVA, and higher yields, partially offset by higher funding costs.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Net interest margin in the quarterly and year-to-date comparisons increased 32 basis points and 26 basis points, respectively. In both comparisons the increase was primarily due to higher yields on interest-earning assets.

Average investment securities for the third quarter of 2022 increased $2.3 billion, or 2% compared to the second quarter of 2022 reflecting net purchases, primarily of agency residential mortgage-backed securities within the held-to-maturity portfolio. Average investment securities increased $29.9 billion, or 28% in the year-to-date comparison, due to net securities purchases, primarily of U.S. Treasury and government agency securities, agency residential mortgage-backed securities and the addition of BBVA. Average investment securities represented 28% of average interest-earning assets for both the third and second quarter of 2022, and 27% for the first nine months of 2022 compared to 23% for the first nine months of 2021.

In the quarterly and year-to-date comparisons, average loans increased $8.2 billion, or 3%, and $41.0 billion, or 16%, respectively. In both comparisons, the increase was due to growth in commercial and consumer loans, partially offset by PPP loan forgiveness. The increase in the year-to-date comparison also reflects the impact of the BBVA acquisition. Average loans represented 64% of average interest-earning assets for the third quarter of 2022 compared to 62% for the second quarter of 2022, and 62% for the first nine months of 2022 compared to 57% for the first nine months of 2021.

Average interest-earning deposits with banks for the third quarter of 2022 decreased $7.8 billion, or 20%, compared to the second quarter of 2022, driven by increased loans outstanding and lower deposits, partially offset by higher borrowed funds. In the year-to-date comparison, average interest-earning deposits with banks decreased $36.7 billion, or 45%, reflecting higher loan balances and net securities purchases, partially offset by higher deposits.

Average interest-bearing deposits for the third quarter of 2022 were largely stable compared to the second quarter of 2022. Average interest-bearing deposits increased $24.7 billion, or 9%, in the year-to-date comparison, reflecting the BBVA acquisition and the shift in commercial deposits from noninterest-bearing to interest bearing as deposit rates have risen. In total, average interest-bearing deposits represented 87% of average interest-bearing liabilities for the third quarter of 2022 compared to 89% for the second quarter of 2022, and the first nine months of both 2022 and 2021.

Average borrowed funds for the third quarter of 2022 increased $8.6 billion, or 24%, compared to the second quarter of 2022, primarily due to increased FHLB borrowings. Average borrowed funds for the first nine months of 2022 increased $2.2 billion, or 6%, compared to the first nine months of 2021, reflecting higher FHLB borrowings, partially offset by lower bank notes and senior debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 3: Noninterest Income

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2022	2022	$	%	2022	2021	$	%
Noninterest income
Asset management and brokerage	$357	$365	$(8)	(2)%	$1,099	$1,053	$46	4%
Capital markets related	299	409	(110)	(27)%	960	1,117	(157)	(14)%
Card and cash management	671	671		—	1,962	1,752	210	12%
Lending and deposit services	287	282	5	2%	838	829	9	1%
Residential and commercial mortgage	143	161	(18)	(11)%	463	641	(178)	(28)%
Other	317	177	140	79%	705	907	(202)	(22)%
Total noninterest income	$2,074	$2,065	$9	—	$6,027	$6,299	$(272)	(4)%

Noninterest income as a percentage of total revenue was 37% for the third quarter of 2022 compared to 40% for second quarter of 2022, and 39% for the first nine months of 2022 compared to 45% for the same period in 2021.

Asset management and brokerage fees decreased compared to the second quarter of 2022, and included the impact of lower average equity markets. The increase in the year-to-date comparison reflected the benefit of BBVA and increased product sales, partially offset by lower average equity markets. PNC's discretionary client assets under management of $166 billion at September 30, 2022 decreased from $167 billion at June 30, 2022 and $183 billion at September 30, 2021, primarily as a result of lower spot equity markets.

Capital markets related revenue decreased compared to the second quarter of 2022 driven by lower merger and acquisition advisory fees, reflecting the impact of elevated second quarter activity. In the year-to-date comparison the decrease was primarily due to a decline in equity capital markets advisory, underwriting and merger and acquisition advisory fees.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Card and cash management revenue was stable compared to the second quarter of 2022. The increase in the year-to-date comparison was primarily due to increased treasury management product revenue, the addition of BBVA and higher consumer spending.

Lending and deposit services increased compared to the second quarter of 2022, driven by higher loan commitment fees. The increase in the year-to-date comparison included the benefit of BBVA.

Residential and commercial mortgage decreased in both the quarterly and year-to-date comparisons, primarily due to lower residential mortgage banking activities.

Other noninterest income increased compared to the second quarter of 2022, and included higher private equity revenue and positive Visa Class B derivative fair value adjustments of $13 million. The second quarter of 2022 included $16 million of negative Visa Class B fair value adjustments. The decrease in the year-to-date comparison was primarily due to lower private equity revenue, partially offset by positive Visa Class B derivative fair value adjustments. The first nine months of 2022 included $1 million of positive Visa Class B fair value adjustments compared to $165 million of negative adjustments for the same period in 2021.

Noninterest Expense

Table 4: Noninterest Expense

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2022	2022	$	%	2022	2021	$	%
Noninterest expense
Personnel	$1,805	$1,779	$26	1%	$5,301	$5,103	$198	4%
Occupancy	241	246	(5)	(2)%	745	680	65	10%
Equipment	344	351	(7)	(2)%	1,026	974	52	5%
Marketing	93	95	(2)	(2)%	249	222	27	12%
Other	797	773	24	3%	2,375	2,232	143	6%
Total noninterest expense	$3,280	$3,244	$36	1%	$9,696	$9,211	$485	5%

Noninterest expense increased compared to the second quarter of 2022, reflecting increased personnel expense to support business growth as well as one additional day in the quarter. The increase in the first nine months of 2022 compared to the same period in 2021 was driven by the addition of BBVA operating expenses and continued business investment, partially offset by lower integration expenses and a decline in variable compensation related to lower business activity.

Effective Income Tax Rate

The effective income tax rate was 19.1% in the third quarter of 2022, compared to 18.5% in the second quarter of 2022, and 18.4% in the first nine months of 2022 compared to 17.0% for the same period in 2021.

Provision For (Recapture of) Credit Losses
Table 5: Provision for (Recapture of) Credit Losses

	Three months ended			Nine months ended
	September 30	June 30	Change	September 30	September 30	Change
Dollars in millions	2022	2022	$	2022	2021	$
Provision for (recapture of) credit losses
Loans and leases	$241	$(10)	$251	$59	$(525)	$584
Unfunded lending related commitments	1	42	(41)	20	16	4
Investment securities	3	3		7	51	(44)
Other financial assets	(4)	1	(5)	(17)	6	(23)
Total provision for (recapture of) credit losses	$241	$36	$205	$69	$(452)	$521

The third quarter of 2022 included a provision for credit losses of $241 million, reflecting slightly weaker economic expectations which impacted our macroeconomic scenarios and weightings. The second quarter of 2022 included a provision for credit losses of $36 million.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 6 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 6: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2022	2021	$	%
Assets
Interest-earning deposits with banks	$40,278	$74,250	$(33,972)	(46)%
Loans held for sale	1,126	2,231	(1,105)	(50)%
Investment securities	136,451	132,962	3,489	3%
Loans	315,400	288,372	27,028	9%
Allowance for loan and lease losses	(4,581)	(4,868)	287	6%
Mortgage servicing rights	3,206	1,818	1,388	76%
Goodwill	10,987	10,916	71	1%
Other	56,610	51,510	5,100	10%
Total assets	$559,477	$557,191	$2,286	—
Liabilities
Deposits	$438,194	$457,278	$(19,084)	(4)%
Borrowed funds	54,633	30,784	23,849	77%
Allowance for unfunded lending related commitments	682	662	20	3%
Other	19,245	12,741	6,504	51%
Total liabilities	512,754	501,465	11,289	2%
Equity
Total shareholders’ equity	46,688	55,695	(9,007)	(16)%
Noncontrolling interests	35	31	4	13%
Total equity	46,723	55,726	(9,003)	(16)%
Total liabilities and equity	$559,477	$557,191	$2,286	—

Our balance sheet was well positioned at September 30, 2022. In comparison to December 31, 2021:
•Total assets increased modestly, reflecting higher loans, securities and MSRs, partially offset by lower balances held with the Federal Reserve Bank.
•Total liabilities increased primarily due to higher borrowed funds, partially offset by lower deposits.
•Total equity decreased as the benefit of net income and preferred stock issuances was more than offset by a decrease in AOCI, reflecting the negative impact of higher interest rates on net unrealized securities and swap losses. The decline was also attributable to common share repurchases and dividends paid.

The ACL related to loans totaled $5.3 billion at September 30, 2022, a decrease of $0.2 billion since December 31, 2021, driven by the reassessment of pandemic-related risks and the impacts of portfolio changes, partially offset by weaker economic expectations. See the following for additional information regarding our ACL related to loans:
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
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 7: Loans

	September 30	December 31	Change
Dollars in millions	2022	2021	$	%
Commercial
Commercial and industrial	$173,813	$152,933	$20,880	14%
Commercial real estate	35,592	34,015	1,577	5%
Equipment lease financing	6,192	6,130	62	1%
Total commercial	215,597	193,078	22,519	12%
Consumer
Residential real estate	45,057	39,712	5,345	13%
Home equity	25,367	24,061	1,306	5%
Automobile	15,025	16,635	(1,610)	(10)%
Credit card	6,774	6,626	148	2%
Education	2,287	2,533	(246)	(10)%
Other consumer	5,293	5,727	(434)	(8)%
Total consumer	99,803	95,294	4,509	5%
Total loans	$315,400	$288,372	$27,028	9%

Commercial loans increased driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PPP loans outstanding were $0.6 billion and $3.4 billion at September 30, 2022 and December 31, 2021, respectively.

For commercial and industrial loans by industry and commercial real estate loans by geography and property type, see Loan Portfolio Characteristics and Analysis in the Credit Risk Management portion of the Risk Management section of this Financial Review.

Consumer loans increased primarily due to increases in residential mortgages, home equity and credit card, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.

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

10    The PNC Financial Services Group, Inc. – Form 10-Q

Investment Securities

Investment securities of $136.5 billion at September 30, 2022 increased $3.5 billion, or 3%, compared to December 31, 2021, from net purchase activity, partially offset by net unrealized losses.

The level and composition of the investment securities portfolio fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the LCR, NSFR and other internal and external guidelines and constraints.
Table 8: Investment Securities

	September 30, 2022		December 31, 2021		Ratings as of September 30, 2022 (a)
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value	AAA/ AA	A	BBB	BB and Lower	No Rating
U.S. Treasury and government agencies	$47,213	$44,622	$47,024	$47,054	100%
Agency residential mortgage-backed	74,145	67,149	67,326	67,632	100%
Non-agency residential mortgage-backed	1,006	1,129	927	1,158	8%		1%	37%	54%
Agency commercial mortgage-backed	2,593	2,391	1,740	1,773	100%
Non-agency commercial mortgage-backed (c)	3,109	3,026	3,423	3,436	85%	1%	2%		12%
Asset-backed (d)	6,671	6,536	6,380	6,409	96%	1%		2%	1%
Other (e)	6,505	6,133	5,404	5,596	50%	29%	18%		3%
Total investment securities (f)	$141,242	$130,986	$132,224	$133,058	97%	1%	1%		1%
(a)Ratings percentages allocated based on amortized cost, net of allowance for investment securities.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $140 million at September 30, 2022 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2021 was $133 million.
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

Table 8 presents the distribution of our investment securities portfolio by amortized cost and fair value, as well as by credit rating. The relationship of fair value to amortized cost at September 30, 2022 compared to December 31, 2021 primarily reflected the impact of higher interest rates on the valuation of fixed rate securities. We have included credit ratings information because we believe that the information is an indicator of the degree of credit risk to which we are exposed. Changes in credit ratings classifications could indicate increased or decreased credit risk and could be accompanied by a reduction or increase in the fair value of our investment securities portfolio. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the allowance for investment securities.

During the first nine months of 2022, we transferred securities with a fair value of $82.7 billion, from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. See Note 3 Investment Securities in the Notes To Consolidated Financial Statements included in Item 1 of this Report for additional details regarding these transfers.

The duration of investment securities was 4.5 years at September 30, 2022. We estimate that at September 30, 2022 the effective duration of investment securities was 4.4 years for an immediate 50 basis points parallel increase in interest rates and 4.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2021 for the effective duration of investment securities were 3.8 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.8 years at September 30, 2022 compared to 4.4 years at December 31, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Table 9: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2022	Years
Agency residential mortgage-backed	7.4
Non-agency residential mortgage-backed	9.6
Agency commercial mortgage-backed	5.3
Non-agency commercial mortgage-backed	1.5
Asset-backed	2.6

Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 12 Fair Value in the Notes To Consolidated Financial Statements included in Item 1 of this Report.

Funding Sources
Table 10: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2022	2021	$	%
Deposits
Noninterest-bearing	$138,423	$155,175	$(16,752)	(11)%
Interest-bearing
Money market	61,366	61,229	137	—
Demand	124,167	115,910	8,257	7%
Savings	104,204	107,598	(3,394)	(3)%
Time deposits	10,034	17,366	(7,332)	(42)%
Total interest-bearing deposits	299,771	302,103	(2,332)	(1)%
Total deposits	438,194	457,278	(19,084)	(4)%
Borrowed funds
Federal Home Loan Bank borrowings	30,075		30,075	—
Bank notes and senior debt	13,357	20,661	(7,304)	(35)%
Subordinated debt	7,286	6,996	290	4%
Other	3,915	3,127	788	25%
Total borrowed funds	54,633	30,784	23,849	77%
Total funding sources	$492,827	$488,062	$4,765	1%

Total deposits decreased due to lower commercial and consumer deposits, reflecting deposit outflows, higher consumer spending and the impact of inflationary pressures.

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
Shareholders’ Equity

Total shareholders’ equity was $46.7 billion at September 30, 2022, a decrease of $9.0 billion compared to December 31, 2021, as increases related to net income of $4.6 billion and preferred stock issuances of $2.2 billion were more than offset by a decrease in AOCI of $10.9 billion, reflecting the negative impact of higher interest rates on net unrealized securities and swap losses. The decline was also attributable to common share repurchases of $3.0 billion and dividends paid of $1.9 billion.
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
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 76 in Note 15 Segment Reporting in the Notes To Consolidated Financial Statements included in Item 1 of this Report. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

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

Table 11: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$5,210	$4,572	$638	14%
Noninterest income	2,218	2,022	196	10%
Total revenue	7,428	6,594	834	13%
Provision for (recapture of) credit losses	66	(156)	222	*
Noninterest expense	5,706	5,042	664	13%
Pretax earnings	1,656	1,708	(52)	(3)%
Income taxes	389	396	(7)	(2)%
Noncontrolling interests	45	26	19	73%
Earnings	$1,222	$1,286	$(64)	(5)%
Average Balance Sheet
Loans held for sale	$991	$1,296	$(305)	(24)%
Loans
Consumer
Residential real estate	$33,088	$23,323	$9,765	42%
Home equity	22,916	22,324	592	3%
Automobile	15,638	15,398	240	2%
Credit card	6,532	6,070	462	8%
Education	2,422	2,820	(398)	(14)%
Other consumer	2,204	2,326	(122)	(5)%
Total consumer	82,800	72,261	10,539	15%
Commercial	11,176	14,819	(3,643)	(25)%
Total loans	$93,976	$87,080	$6,896	8%
Total assets	$113,157	$103,820	$9,337	9%
Deposits
Noninterest-bearing	$65,026	$55,107	$9,919	18%
Interest-bearing	200,918	179,567	21,351	12%
Total deposits	$265,944	$234,674	$31,270	13%
Performance Ratios
Return on average assets	1.44%	1.66%
Noninterest income to total revenue	30%	31%
Efficiency	77%	76%
14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for nine months ended September 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$400	$334	$66	20%
Card and cash management	$1,003	$934	$69	7%
Lending and deposit services	$498	$462	$36	8%
Residential and commercial mortgage	$208	$355	$(147)	(41)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$170	$139	$31	22%
Serviced portfolio acquisitions	$50	$42	$8	19%
MSR asset value (b)	$2.1	$1.1	$1.0	91%
MSR capitalization value (in basis points) (b)	122	81	41	51%
Servicing income: (in millions)
Servicing fees, net (c)	$119	$20	$99	*
Mortgage servicing rights valuation, net of economic hedge	$(15)	$62	$(77)	(124)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$13.0	$18.2	$(5.2)	(29)%
Loan sale margin percentage	2.13%	2.95%
Percentage of originations represented by:
Purchase volume (d)	64%	45%
Refinance volume	36%	55%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	64%	66%
Digital consumer customers (f)	78%	80%
Credit-related statistics
Nonperforming assets	$1,027	$1,220	$(193)	(16)%
Net charge-offs - loans and leases	$327	$269	$58	22%
Other statistics
ATMs	9,169	9,572	(403)	(4)%
Branches (g)	2,527	2,712	(185)	(7)%
Brokerage account client assets (in billions) (h)	$67	$76	$(9)	(12)%
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
(g)Reflects all branches and solution centers excluding stand-alone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(h)Includes cash and money market balances.

Retail Banking earnings for the first nine months of 2022 decreased $64 million compared to the same period in 2021 primarily due to increased noninterest expense and a higher provision for credit losses, partially offset by higher net interest and noninterest income.

Net interest income increased primarily due to growth in average deposit and loan balances, reflecting the BBVA acquisition, along with wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased due to the favorable impact of Visa Class B fair value adjustments compared to a negative adjustment in 2021 related to expected litigation timing. The increase was also driven by higher card and cash management revenue, increased asset management and brokerage fees and higher lending and deposit related fees, which included the addition of BBVA customers.

Noninterest expense increased due to the impact of BBVA operating expenses, increased business activity and continued investments in strategic initiatives.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In
The PNC Financial Services Group, Inc. – Form 10-Q 15

the first nine months of 2022, average total deposits increased compared to the same period in 2021, primarily driven by growth in demand and savings deposits which included the impact of the BBVA acquisition.

Retail Banking average total loans increased in the first nine months of 2022 compared to the same period in 2021. Average consumer loans increased 15% due to the impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in their loan portfolio. In addition, average residential real estate loans increased, as new originations outpaced the runoff. The increase was partially offset by a decline in other consumer loans as paydowns outpaced new originations. Average commercial loans decreased primarily due to forgiveness of PPP loans.

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

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of customers by providing a broad range of liquidity, banking, payments and investment products. In 2021, we successfully rolled out Low Cash Mode® to all Virtual Wallet® customers providing them with the ability to avoid unnecessary overdraft fees through real-time intelligent alerts, extra time to prevent or address overdrafts and controls to choose whether to return certain debits rather than the bank making the decision. In August, we eliminated non-sufficient fund fees for all consumer checking account customers. Virtual Wallet® customers had previously received this benefit with the launch of Low Cash Mode®.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and as a result, have closed 105 branches in the first nine months of 2022, consistent with our plan.
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

Table 12: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions	2022	2021	$	%
Income Statement
Net interest income	$3,781	$3,343	$438	13%
Noninterest income	2,659	2,730	(71)	(3)%
Total revenue	6,440	6,073	367	6%
Provision for (recapture of) credit losses	15	(277)	292	*
Noninterest expense	2,661	2,504	157	6%
Pretax earnings	3,764	3,846	(82)	(2)%
Income taxes	864	846	18	2%
Noncontrolling interests	12	10	2	20%
Earnings	$2,888	$2,990	$(102)	(3)%
Average Balance Sheet
Loans held for sale	$522	$598	$(76)	(13)%
Loans
Commercial
Commercial and industrial	$151,971	$123,505	$28,466	23%
Commercial real estate	32,938	30,919	2,019	7%
Equipment lease financing	6,168	6,321	(153)	(2)%
Total commercial	191,077	160,745	30,332	19%
Consumer	9	14	(5)	(36)%
Total loans	$191,086	$160,759	$30,327	19%
Total assets	$215,163	$184,964	$30,199	16%
Deposits
Noninterest-bearing	$80,197	$76,105	$4,092	5%
Interest-bearing	68,514	72,147	(3,633)	(5)%
Total deposits	$148,711	$148,252	$459	—
Performance Ratios
Return on average assets	1.79%	2.16%
Noninterest income to total revenue	41%	45%
Efficiency	41%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,958	$1,609	$349	22%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$62	$103	$(41)	(40)%
Commercial mortgage loan servicing income (d)	204	244	(40)	(16)%
Commercial mortgage servicing rights valuation, net of economic hedge	99	64	35	55%
Total	$365	$411	$(46)	(11)%
MSR asset value (e)	$1,132	$703	$429	61%
Average loans by C&IB business
Corporate Banking	$101,826	$78,975	$22,851	29%
Real Estate	44,427	42,313	2,114	5%
Business Credit	27,913	23,367	4,546	19%
Commercial Banking	9,500	12,435	(2,935)	(24)%
Other	7,420	3,669	3,751	102%
Total average loans	$191,086	$160,759	$30,327	19%
Credit-related statistics
Nonperforming assets (e)	$779	$1,061	$(282)	(27)%
Net charge-offs - loans and leases	$43	$290	$(247)	(85)%
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
(e)As of September 30.

Corporate & Institutional Banking earnings in the first nine months of 2022 decreased $102 million compared to the same period in 2021 driven by a higher provision for credit losses, higher noninterest expense and lower noninterest income, substantially offset by higher net interest income.

Net interest income increased in the comparison primarily due to higher average loan balances, reflecting the addition of BBVA and organic growth, as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income decreased in the comparison driven by lower capital markets related fees and commercial mortgage banking activities, partially offset by higher treasury management product revenue.

Noninterest expense increased in the comparison largely due to the addition of BBVA operating expenses and continued investments in strategic initiatives.

Average loans increased compared to the nine months ended September 30, 2021 due to increases in Corporate Banking, Business Credit and Real Estate, partially offset by a decrease in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets related products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased, driven by strong new production and higher average utilization of loan commitments as well as the addition of loans from BBVA.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased, primarily driven by higher utilization of loan commitments and new production.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting loans from BBVA and new production, partially offset by lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by PPP loan forgiveness, partially offset by loans from BBVA.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits increased slightly compared to the nine months ended September 30, 2021. We continue to actively monitor the interest rate environment and make adjustments to evolving market conditions, bank funding needs and client relationship dynamics.

In 2021, the BBVA acquisition accelerated Corporate & Institutional Banking’s geographic expansion. Following the BBVA acquisition and our de novo expansion efforts, we are now a coast-to-coast franchise and have a presence in the 30 largest U.S. metropolitan statistical areas. These expanded locations complement Corporate & Institutional Banking’s existing national businesses with a significant presence in these cities and our full suite of commercial products and services is now offered nationally.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets related products and services and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results and the remainder is reflected in the results of other businesses where the customer relationship exists. The Other Information section in Table 12 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Within Treasury Management, PNC Global Transfers provides wholesale money transfer processing capabilities between the U.S. and Mexico and other countries primarily in Central and South America. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes revenue from all treasury management customer deposit balances. Compared to the first nine months of 2021, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher noninterest income, including the impact of the BBVA acquisition.
18    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower revenue from commercial mortgage loans held for sale and lower commercial mortgage servicing income, partially offset by a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Capital markets related products and services include foreign exchange, derivatives, fixed income, securities underwriting, loan syndications, mergers and acquisitions advisory and equity capital markets advisory related services. The noninterest income generated from these revenue streams is reflected in the capital markets related category on the Consolidated Income Statement. Compared to the first nine months of 2021, capital markets related noninterest income decreased due to lower equity capital markets advisory fees, lower underwriting fees and lower merger and acquisition fees. These decreases were partially offset by higher fees on customer-related derivatives activities and higher loan syndication fees.
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

Table 13: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$456	$346	$110	32%
Noninterest income	713	729	(16)	(2)%
Total revenue	1,169	1,075	94	9%
Provision for credit losses	11	8	3	38%
Noninterest expense	795	676	119	18%
Pretax earnings	363	391	(28)	(7)%
Income taxes	85	91	(6)	(7)%
Earnings	$278	$300	$(22)	(7)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$7,756	$4,608	$3,148	68%
Other consumer	4,605	4,249	356	8%
Total consumer	12,361	8,857	3,504	40%
Commercial	1,577	1,629	(52)	(3)%
Total loans	$13,938	$10,486	$3,452	33%
Total assets	$14,360	$11,124	$3,236	29%
Deposits
Noninterest-bearing	$2,852	$2,884	$(32)	(1)%
Interest-bearing	28,564	21,590	6,974	32%
Total deposits	$31,416	$24,474	$6,942	28%
Performance Ratios
Return on average assets	2.59%	3.61%
Noninterest income to total revenue	61%	68%
Efficiency	68%	63%
Supplemental Noninterest Income Information
Asset management fees	$693	$713	$(20)	(3)%
Brokerage fees	6	6		—
Total	$699	$719	$(20)	(3)%
Other Information
Nonperforming assets (a)	$95	$80	$15	19%
Net charge-offs (recoveries) - loans and leases	$(1)	$1	$(2)	(200)%
Brokerage account client assets (in billions) (a)	$4	$5	$(1)	(20)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$166	$183	$(17)	(9)%
Nondiscretionary client assets under administration	148	170	(22)	(13)%
Total	$314	$353	$(39)	(11)%
Discretionary client assets under management
PNC Private Bank	$99	$117	$(18)	(15)%
Institutional Asset Management	67	66	1	2%
Total	$166	$183	$(17)	(9)%
(a)As of September 30.
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

With the inclusion of BBVA, PNC Private Bank has approximately 100 offices operating in nine of the ten most affluent states in the U.S. with a majority co-located within retail banking branches.

Asset Management Group earnings in the first nine months of 2022 decreased $22 million compared to the same period in 2021 driven by higher noninterest expense and lower noninterest income, partially offset by higher net interest income.

Net interest income increased in the comparison due to growth in average deposit and loan balances, reflecting the BBVA acquisition and organic growth, as well as wider interest rate spreads on the value of deposits.

Noninterest income decreased in the comparison primarily attributable to the asset management fee impact from net client outflows.

Noninterest expense increased in the comparison due to the impact of BBVA operations and strategic investments to support business growth.

Discretionary client assets under management decreased in comparison to the prior year, primarily due to lower equity markets as of September 30, 2022.

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
The PNC Financial Services Group, Inc. – Form 10-Q 21

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 53% of our total loan portfolio at September 30, 2022 and December 31, 2021, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities; and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 15: Commercial and Industrial Loans by Industry

	September 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$28,629	16%	$22,597	15%
Retail/wholesale trade	27,532	16	22,803	15
Service providers	22,043	13	20,750	14
Financial services	21,590	12	17,950	12
Real estate related (a)	17,513	10	15,123	10
Technology, media & telecommunications	11,366	7	10,070	7
Health care	10,420	6	9,944	7
Transportation and warehousing	7,977	5	7,136	5
Other industries	26,743	15	26,560	15
Total commercial and industrial loans	$173,813	100%	$152,933	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial and industrial loan growth from December 31, 2021 was driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PPP loans outstanding totaled $0.6 billion and $3.4 billion at September 30, 2022 and December 31, 2021, respectively.

Commercial Real Estate
Commercial real estate loans comprised $21.6 billion related to commercial mortgages on income-producing properties, $6.2 billion of real estate construction project loans and $7.8 billion of intermediate-term financing loans as of September 30, 2022. Comparable amounts as of December 31, 2021 were $18.6 billion, $7.3 billion and $8.1 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 16: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,908	17%	$5,561	16%
Texas	3,761	11	3,458	10
Florida	3,085	9	2,987	9
Virginia	1,733	5	1,720	5
Pennsylvania	1,594	4	1,482	4
Maryland	1,527	4	1,557	5
Illinois	1,413	4	970	3
Colorado	1,239	3	1,126	3
Ohio	1,212	3	1,219	4
Arizona	1,114	3	855	3
Other	13,006	37	13,080	38
Total commercial real estate loans	$35,592	100%	$34,015	100%
Property Type (a)
Multifamily	$13,272	37%	$10,581	31%
Office	9,268	26	9,547	28
Industrial/warehouse	3,509	10	2,413	7
Retail	2,857	8	3,570	10
Seniors housing	2,289	6	2,602	8
Hotel/motel	1,950	5	2,008	6
Mixed use	704	2	724	2
Other	1,743	6	2,570	8
Total commercial real estate loans	$35,592	100%	$34,015	100%
(a)    Presented in descending order based on loan balances at September 30, 2022.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of continuing uncertainty. Evolving conditions suggest a structural change for office demand moving forward; however, the change is anticipated to develop over time. PNC continues to closely monitor our exposure in the office sector as these concerns develop, and while internal risk and regulatory classification assessments have moved higher, we have not seen a notable change in loan performance at this time.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2022 and December 31, 2021.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 17: Residential Real Estate Loan Statistics

	September 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,121	40%	$15,041	38%
Texas	4,224	9	4,397	11
Florida	3,337	7	3,124	8
Washington	2,842	6	1,909	5
New Jersey	1,893	4	1,660	4
New York	1,514	3	1,279	3
Arizona	1,431	3	1,435	4
Colorado	1,174	3	1,145	3
Pennsylvania	1,173	3	1,069	3
Illinois	959	2	957	2
Other	8,389	20	7,696	19
Total residential real estate loans	$45,057	100%	$39,712	100%
	September 30, 2022		December 31, 2021
Weighted-average loan origination statistics (b)
Loan origination FICO score		771		775
LTV of loan originations		69%		67%
(a)Presented in descending order based on loan balances at September 30, 2022.
(b)Weighted-averages calculated for the twelve months ended September 30, 2022 and December 31, 2021, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $39.8 billion at September 30, 2022 with 44% located in California. Comparable amounts at December 31, 2021 were $34.9 billion and 42%, respectively.

Home Equity
Home equity loans comprised $18.6 billion of primarily variable-rate home equity lines of credit and $6.8 billion of closed-end home equity installment loans at September 30, 2022. Comparable amounts were $15.8 billion and $8.3 billion as of December 31, 2021, respectively.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 18: Home Equity Loan Statistics

	September 30, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,093	20%	$5,108	21%
New Jersey	3,230	13	3,117	13
Ohio	2,370	9	2,398	10
Florida	1,972	8	1,701	7
Michigan	1,263	5	1,246	5
Maryland	1,239	5	1,206	5
Illinois	1,130	4	1,154	5
Texas	1,061	4	978	4
California	1,054	4	705	3
North Carolina	965	4	918	4
Other	5,990	24	5,530	23
Total home equity loans	$25,367	100%	$24,061	100%
Lien type
1st lien		60%		62%
2nd lien		40		38
Total		100%		100%
Weighted-average loan origination statistics (b)	September 30, 2022		December 31, 2021
Loan origination FICO score		775		782
LTV of loan originations		67%		66%
(a)Presented in descending order based on loan balances at September 30, 2022.
(b)Weighted-averages calculated for the twelve months ended September 30, 2022 and December 31, 2021, respectively.

Automobile
Auto loans comprised $13.9 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of September 30, 2022. Comparable amounts as of December 31, 2021 were $15.4 billion and $1.2 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 19: Auto Loan Statistics (a)

	September 30, 2022	December 31, 2021
Weighted-average loan origination FICO score (b)
Indirect auto	787	791
Direct auto	777	775
Weighted-average term of loan originations - in months
Indirect auto	73	72
Direct auto	63	62
(a)Weighted-averages calculated for the twelve months ended September 30, 2022 and December 31, 2021, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 19. We offer both new and used auto financing to customers through our various channels. At September 30, 2022, the portfolio balance was composed of 51% new vehicle loans and 49% used vehicle loans. Comparable amounts at December 31, 2021 were 53% and 47%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 20: Nonperforming Assets by Type

	September 30, 2022	December 31, 2021	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$903	$1,168	$(265)	(23)%
Consumer (a)	1,165	1,312	(147)	(11)%
Total nonperforming loans	2,068	2,480	(412)	(17)%
OREO and foreclosed assets	33	26	7	27%
Total nonperforming assets	$2,101	$2,506	$(405)	(16)%
TDRs included in nonperforming loans	$676	$988	$(312)	(32)%
Percentage of total nonperforming loans	33%	40%
Nonperforming loans to total loans	0.66%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.67%	0.87%
Nonperforming assets to total assets	0.38%	0.45%
Allowance for loan and lease losses to nonperforming loans	222%	196%
Allowance for credit losses to nonperforming loans (b)	254%	223%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2022 and 2021:

Table 21: Change in Nonperforming Assets

In millions	2022	2021
January 1	$2,506	$2,337
Acquired nonperforming assets (a)		880
New nonperforming assets	1,177	821
Charge-offs and valuation adjustments	(196)	(202)
Principal activity, including paydowns and payoffs	(729)	(783)
Asset sales and transfers to loans held for sale	(30)	(131)
Returned to performing status	(627)	(363)
September 30	$2,101	$2,559
(a)Represents the June 30, 2021 balance of nonperforming assets attributable to BBVA.

As of September 30, 2022, approximately 98% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 50% of total residential real estate nonperforming loans while home equity TDRs comprised 32% of home equity nonperforming loans at September 30, 2022. Comparable amounts at December 31, 2021 were 42% and 36%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See Troubled Debt Restructurings and Loan Modifications within this Credit Risk
26    The PNC Financial Services Group, Inc. – Form 10-Q

Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher rates, and secular changes fostered by the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.
The following table presents a summary of accruing loans past due by delinquency status:
Table 22: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30 2022	December 31 2021	Change		September 30 2022	December 31 2021
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$879	$1,011	$(132)	(13)%	0.28%	0.35%
Accruing loans past due 60 to 89 days	268	355	(87)	(25)%	0.08%	0.12%
Total early stage loan delinquencies	1,147	1,366	(219)	(16)%	0.36%	0.47%
Late stage loan delinquencies
Accruing loans past due 90 days or more	479	619	(140)	(23)%	0.15%	0.21%
Total accruing loans past due	$1,626	$1,985	$(359)	(18)%	0.52%	0.69%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion and $0.5 billion at September 30, 2022 and December 31, 2021, respectively.

The decline in accruing loans past due from December 31, 2021 was driven by lower consumer delinquencies, which included the resolution of BBVA USA conversion-related administrative and operational delays.

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

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table provides a summary of troubled debt restructurings at September 30, 2022 and December 31, 2021, respectively:
Table 23: Summary of Troubled Debt Restructurings (a)

	September 30 2022	December 31 2021	Change
Dollars in millions			$	%
Commercial	$533	$672	$(139)	(21)%
Consumer	854	919	(65)	(7)%
Total TDRs	$1,387	$1,591	$(204)	(13)%
Nonperforming	$676	$988	$(312)	(32)%
Accruing (b)	711	603	108	18%
Total TDRs	$1,387	$1,591	$(204)	(13)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 33% of total nonperforming loans and 49% of total TDRs at September 30, 2022. Comparable amounts at December 31, 2021 were 40% and 62%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

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

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K and the Credit Risk Management section within Item 7 of our 2021 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Financial Review for further discussion of the assumptions used in the determination of the ACL as of September 30, 2022.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	September 30, 2022			December 31, 2021
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,974	$173,813	1.14%	$1,879	$152,933	1.23%
Commercial real estate	994	35,592	2.79%	1,216	34,015	3.57%
Equipment lease financing	93	6,192	1.50%	90	6,130	1.47%
Total commercial	3,061	215,597	1.42%	3,185	193,078	1.65%
Consumer
Residential real estate	50	45,057	0.11%	21	39,712	0.05%
Home equity	215	25,367	0.85%	149	24,061	0.62%
Automobile	214	15,025	1.42%	372	16,635	2.24%
Credit card	732	6,774	10.81%	712	6,626	10.75%
Education	64	2,287	2.80%	71	2,533	2.80%
Other consumer	245	5,293	4.63%	358	5,727	6.25%
Total consumer	1,520	99,803	1.52%	1,683	95,294	1.77%
Total	4,581	$315,400	1.45%	4,868	$288,372	1.69%
Allowance for unfunded lending related commitments	682			662
Allowance for credit losses	$5,263			$5,530
Allowance for credit losses to total loans			1.67%			1.92%
Commercial			1.70%			1.94%
Consumer			1.60%			1.87%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $162 million and $171 million at September 30, 2022 and December 31, 2021, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2022
Commercial
Commercial and industrial	$136	$68	$68	0.06%
Commercial real estate	22	3	19	0.07%
Equipment lease financing	4	7	(3)	(0.07)%
Total commercial	162	78	84	0.05%
Consumer
Residential real estate	9	15	(6)	(0.02)%
Home equity	9	58	(49)	(0.27)%
Automobile	118	100	18	0.15%
Credit card	194	43	151	3.09%
Education	12	4	8	0.44%
Other consumer	164	31	133	3.20%
Total consumer	506	251	255	0.35%
Total	$668	$329	$339	0.15%
2021
Commercial
Commercial and industrial	$350	$68	$282	0.27%
Commercial real estate	34	5	29	0.12%
Equipment lease financing	9	8	1	0.02%
Total commercial	393	81	312	0.23%
Consumer
Residential real estate	11	20	(9)	(0.04)%
Home equity	16	63	(47)	(0.26)%
Automobile	120	117	3	0.03%
Credit card	196	36	160	3.52%
Education	11	6	5	0.24%
Other consumer	130	21	109	2.77%
Total consumer	484	263	221	0.36%
Total	$877	$344	$533	0.27%

Total net charge-offs decreased $194 million, or 36%, for the first nine months of 2022 compared to the same period in 2021. Declines were driven by fewer commercial net charge-offs, which in the comparative period included charge-offs attributable to BBVA that were largely the result of required purchase accounting treatment for the acquisition.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily, and as of September 30, 2022, the LCR for PNC and PNC Bank exceeded the minimum requirement of 100%.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank are required to calculate the NSFR on an ongoing basis, and as of September 30, 2022, the NSFR for PNC and PNC Bank exceeded the minimum requirement of 100%.

30    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $438.2 billion at September 30, 2022 from $457.3 billion at December 31, 2021, driven by decreases in both noninterest-bearing and interest-bearing deposits. See the Funding Sources portion of the Consolidated Balance Sheet Review section of this Financial Review for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At September 30, 2022, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $51.0 billion and securities available for sale totaling $45.8 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. PNC pledges securities as collateral to secure public and trust deposits, repurchase agreements and for other purposes. Pledged securities included $20.0 billion of securities held to maturity and an immaterial amount of available for sale and trading securities.

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
Total senior and subordinated debt, on a consolidated basis, decreased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2022
January 1	$27.7
Issuances	0.9
Calls and maturities	(5.8)
Other	(2.2)
September 30	$20.6
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2022, PNC Bank had $9.3 billion of notes outstanding under this program of which $4.5 billion were senior bank notes and $4.8 billion were subordinated bank notes.
PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At September 30, 2022, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $63.9 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2022, there were no issuances outstanding under this program.

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

The PNC Financial Services Group, Inc. – Form 10-Q 31

At September 30, 2022, available parent company liquidity totaled $8.8 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $2.4 billion at September 30, 2022. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2022, there were no commercial paper issuances outstanding.

Parent company senior and subordinated debt outstanding totaled $10.0 billion and $11.4 billion at September 30, 2022 and December 31, 2021, respectively.

See Note 17 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for details on the parent company's issuance of $1.0 billion of its 5.671% senior fixed-to-floating rate notes that mature on October 28, 2025, and $1.5 billion of its 6.037% senior fixed-to-floating rate notes that mature on October 28, 2033.

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
32    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit ratings for PNC and PNC Bank as of September 30, 2022:
Table 27: Credit Ratings for PNC and PNC Bank

September 30, 2022
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

On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share.

See Note 17 Subsequent Events in the Notes To Consolidated Financial Statements of this Report for details on the redemption of $1.5 billion Series P preferred stock on November 1, 2022.

In the third quarter of 2022, PNC returned $1.7 billion of capital to shareholders, an increase of $0.3 billion from the second quarter of 2022, due to higher share repurchases. Capital return in the third quarter of 2022 was comprised of $1.1 billion of common share repurchases, representing 6.7 million shares, and $0.6 billion of dividends on common shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 53% were still available for repurchase at September 30, 2022. Under this framework, PNC expects its quarterly repurchases to approximate $700 million to $750 million with the ability to adjust those levels as conditions warrant. PNC's SCB for the four-quarter period beginning October 1, 2022 is 2.9%.

On October 3, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on November 5, 2022.

The PNC Financial Services Group, Inc. – Form 10-Q 33

Table 28: Basel III Capital

	September 30, 2022
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	(2,847)	(2,847)
Retained earnings	53,501	52,777
Goodwill, net of associated deferred tax liabilities	(10,761)	(10,761)
Other disallowed intangibles, net of deferred tax liabilities	(398)	(398)
Other adjustments/(deductions)	(123)	(127)
Common equity Tier 1 capital (c)	39,372	38,644
Additional Tier 1 capital
Preferred stock plus related surplus	7,245	7,245
Tier 1 capital	46,617	45,889
Additional Tier 2 capital
Qualifying subordinated debt	3,646	3,646
Eligible credit reserves includable in Tier 2 capital	4,252	4,968
Total Basel III capital	$54,515	$54,503
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$423,446	$423,593
Average quarterly adjusted total assets	$539,869	$539,141
Supplementary leverage exposure (e)	$639,250	$639,246
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.3%	9.1%
Tier 1	11.0%	10.8%
Total	12.9%	12.9%
Leverage (g)	8.6%	8.5%
Supplementary leverage ratio (e)	7.3%	7.2%
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
The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the initial allowance for PCD loans from BBVA, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2021 Form 10-K.
At September 30, 2022, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient
34    The PNC Financial Services Group, Inc. – Form 10-Q

to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and believe that our September 30, 2022 capital levels were aligned with them.

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
Sensitivity results and market interest rate benchmarks for the third quarters of 2022 and 2021 follow:

Table 29: Interest Sensitivity Analysis

	Third Quarter 2022	Third Quarter 2021
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	2.5%	4.5%
100 basis point decrease (a)	(2.5)%	N/A
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	4.5%	11.3%
100 basis point decrease (a)	(4.8)%	N/A
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
Table 30: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2022
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	3.5%	4.2%	(0.5)%
Second year sensitivity	(4.3)%	(3.0)%	(2.7)%

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

The PNC Financial Services Group, Inc. – Form 10-Q 35

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward:
Table 31: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2022 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

As of December 31, 2021, PNC Bank ceased entering into new contracts with a LIBOR reference rate, except on a limited basis, as permissible. PNC is offering conforming adjustable rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, and nonconforming adjustable rate residential mortgages using SOFR and private education loans using Prime. Alternative rates, primarily SOFR, are currently offered to our corporate and commercial customers. The focus for 2022 is planning for the cessation event in 2023 for all lines of business. Corporate & Institutional Banking has initiated amending contracts with inadequate fallback language, working on systems enhancements and continuing with client outreach and education. PNC has provided regular updates to Federal Reserve, OCC and FDIC examination staff regarding its LIBOR cessation and transition plans.

36    The PNC Financial Services Group, Inc. – Form 10-Q

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
Customer-related trading revenue was $291 million for the nine months ended September 30, 2022, compared to $278 million for the nine months ended September 30, 2021. The increase was primarily due to improved interest rate derivative and foreign exchange client sales revenues, partially offset by the impact of changes in credit valuations for customer-related derivative activities.
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
A summary of our equity investments follows:
Table 32: Equity Investments Summary

	September 30 2022	December 31 2021	Change
Dollars in millions			$	%
Tax credit investments	$3,993	$3,954	$39	1%
Private equity and other	4,137	4,226	(89)	(2)%
Total	$8,130	$8,180	$(50)	(1)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.3 billion and $2.2 billion at September 30, 2022 and December 31, 2021, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.0 billion and $1.8 billion at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, $1.8 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the September 30, 2022 per share closing price of $177.65 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.0 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2021 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares' limited transferability and the lack of observable transactions in the marketplace.

The PNC Financial Services Group, Inc. – Form 10-Q 37

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $26 million for the nine months ended September 30, 2022 and $44 million for the nine months ended September 30, 2021.

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

RECENT REGULATORY DEVELOPMENTS

In August 2022, the President signed into law the Inflation Reduction Act of 2022 (the “Act”). Among other things, including the allocation of $369.0 billion for climate-related spending such as clean energy tax credits and investments, the Act imposes a 15% minimum tax on the adjusted financial statement income of taxpayers like PNC with more than $1.0 billion of such income. The Act also imposes a 1% excise tax on corporate stock repurchases. The minimum tax and excise tax requirements, as written, could impact PNC's cash tax liability.

In October 2022, the Federal Reserve and FDIC jointly issued an advance notice of proposed rulemaking to solicit input on potential changes to the resolution-related requirements applicable to large banking organizations like PNC that are not GSIBs. The advance notice of proposed rulemaking solicits comments and poses specific questions on whether to impose GSIB-like resolution requirements on large banking organizations that are not GSIBs, including a requirement to maintain loss-absorbing capacity at the insured depository institution or holding company in the form of long-term debt, a “clean holding company” requirement that would prohibit top-tier holding companies from entering certain financial arrangements (such as short-term borrowing or derivative contracts), the Federal Reserve’s supervisory guidance on recovery planning, separability requirements and certain disclosure requirements currently applicable to GSIBs. Such requirements could, among other things, increase PNC’s borrowing costs, require the implementation of new operational capabilities, and require changes to PNC’s resolution strategies at the holding company and bank level.

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

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments. Our determination of the ACL is based on historical loss and performance experience, as well as current borrower and transaction characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors and to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate the ACL on an ongoing basis. We apply qualitative factors to reflect in the ACL our best estimate of amounts that we do not expect to collect because
38    The PNC Financial Services Group, Inc. – Form 10-Q

of, among other things, idiosyncratic risk factors, changes in economic conditions that may not be reflected in forecasted results, or other potential methodology limitations. The major drivers of ACL estimates include:
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
•Current borrower quality: Our forecast of expected losses depends on current borrower and transaction characteristics, including credit metrics and collateral type/quality. As borrower quality changes, forecasted losses could be materially affected.
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

To generate the four economic forecast scenarios we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) in order to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented for approval to PNC’s RAC, which also determines and approves CECL scenarios' weights for use for the current reporting period.

The scenarios used for the period ended September 30, 2022 reflect an increase in downside risk compared to December 31, 2021. The current outlook considers the inflationary pressures that have broadened and intensified since the start of the year, along with the fact that the FOMC raised interest rates more aggressively than what was expected at December 31, 2021, increasing the risk of a broader-ranged economic slowdown. Though the most-likely expectation continues to be that the U.S. economy narrowly avoids recession, growth is expected to slow and the primary downside risk to the outlook has shifted from the pandemic to monetary policy tightening and inflation.

We used a number of economic variables in our scenarios, with two of the most significant drivers being Real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at September 30, 2022 and December 31, 2021.

Table 33: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of September 30, 2022
	2022	2023	2024
U.S. Real GDP (a)	0.2%	0.1%	1.5%
U.S. Unemployment Rate (b)	3.8%	4.8%	4.7%
	Assumptions as of December 31, 2021
	2022	2023	2024
U.S. Real GDP (a)	2.8%	1.4%	1.3%
U.S. Unemployment Rate (b)	4.4%	4.1%	3.9%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2022, 2023 and 2024, respectively.

Real GDP growth is expected to end 2022 at 0.2% on a weighted average basis, down from the 2.8% assumed at December 31, 2021 due primarily to weaker expected growth in the second half of 2022, along with the unexpected contraction of GDP in the first and second quarter of 2022. Growth drops to 0.1% in 2023, before growing to 1.5% in 2024. In line with the slowing in overall economic
The PNC Financial Services Group, Inc. – Form 10-Q 39

activity, the weighted average unemployment rate is expected to increase modestly to 4.8% in 2023, with unemployment narrowly improving to 4.7% in 2024.

The current state of the economy reflects an environment with receding COVID-19 related risks but heightened uncertainty remains in terms of losses due to structural and secular changes fostered by the pandemic for certain sectors of the economy combined with inflation, rising interest rates and ongoing supply chain pressures. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

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
Portfolio Layer Hedging - ASU 2022-01 Issued March 2022
• Required effective date of January 1, 2023; early adoption is permitted.
• Permits entities to expand their use of the portfolio layer method (previously the last-of-layer method) for fair value hedges of interest rate risk.
• Expands the scope to allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method.
• Allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments.
• Provides additional guidance on accounting for fair value hedge basis adjustments associated with portfolio layer hedges, generally requiring these adjustments to be maintained at the closed portfolio level and clarifying how these amounts should be disclosed.
• Requires a prospective transition approach for designation of multiple hedged layers of a single closed portfolio, a modified retrospective transition approach for hedge basis adjustments under the portfolio layer method, and the option of a prospective or retrospective transition approach for disclosures.
• Allows for an election to transfer debt securities classified as held to maturity to available for sale if the portfolio layer hedging method is applied to those securities; the election must be made within 30 days of adoption.
• We are currently evaluating when to adopt the amendments in ASU 2022-01 and the impact of the ASU on our consolidated results of operations and our consolidated financial position.
Troubled Debt Restructurings and Vintage Disclosures - ASU 2022-02 Issued March 2022
• Required effective date of January 1, 2023; early adoption is permitted.
• Eliminates the accounting guidance for TDRs and requires an entity to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.
• Eliminates the requirement to use a discounted cash flow approach to measure the allowance for credit losses for TDRs.
• Enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.
• Requires disclosure of current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of CECL.
• Requires a prospective transition approach to all amendments except those related to the recognition and measurement of TDRs (which allow a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings in the period of adoption).

• We do not plan to early adopt ASU 2022-02.
• We do not expect the adoption of this standard to materially impact our consolidated results of operations or our consolidated financial position. The amendments will require changes to disclosures on information related to loan modifications to borrowers experiencing financial difficulty and current-period gross charge-offs.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies in the Notes To Consolidated Financial Statements included in this Report regarding the impact of new accounting pronouncements which we have adopted.

The PNC Financial Services Group, Inc. – Form 10-Q 41

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2022, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2022, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Report, and we may from time to time make other statements, regarding our outlook for financial performance, such as earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting us and our future business and operations, including our sustainability strategy, that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions.
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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The impact of the Russia-Ukraine conflict, and associated sanctions or other actions in response, on the global and U.S. economy,
–The length and extent of the economic impacts of the COVID-19 pandemic,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
–PNC’s ability to attract, recruit and retain skilled employees, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–Although real GDP contracted in the first and second quarters of 2022, the U.S. economy is not in a recession. In particular, the labor market remains extremely strong, with average monthly job growth well above the pre-pandemic pace, and the unemployment rate at a 50-year low. Supply-chain difficulties will continue to ease into 2023. Labor shortages will remain a constraint into 2023, although strong wage growth and high levels of household saving will support consumer spending.
–PNC expects economic growth will be below its long-term trend in the near term as the Federal Reserve continues to tighten monetary policy in an attempt to reduce inflationary pressures, but does not expect a near-term recession. Recession risks over the next few years are elevated, however, because of tighter monetary policy.
–Inflation has started to slow, but remains near the strongest pace in decades. Inflation should slow further due to softer economic growth and a continued easing in supply-chain difficulties and will return to the Federal Reserve's 2% long-run objective in 2024.
42    The PNC Financial Services Group, Inc. – Form 10-Q

–The FOMC raised the federal funds rate by 0.75% in September, to a range of 3.00% to 3.25%. PNC expects further increases in the federal funds rate through the rest of this year, to a range of 4.25% to 4.50% at the end of 2022. PNC expects the federal funds rate to peak between 4.50% and 4.75% in early 2023, before falling in early 2024 as inflation ebbs and economic growth slows.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board's CCAR process.
•PNC’s regulatory capital ratios in the future will depend on, among other things, the company’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models and the reliability of and risks resulting from extensive use of such models.
•Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain employees. These developments could include:
–Changes to laws and regulations, including changes affecting oversight of the financial services industry, changes in the enforcement and interpretation of such laws and regulations, and changes in accounting and reporting standards.
–Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries resulting in monetary losses, costs, or alterations in our business practices and potentially causing reputational harm to PNC.
–Results of the regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
–Costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Our reputation and business and operating results may be affected by our ability to appropriately meet or address environmental, social or governance targets, goals, commitments or concerns that may arise.
•We grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, the integration of the acquired businesses into PNC after closing or any failure to execute strategic or operational plans.
•Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate and respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread manmade, natural and other disasters (including severe weather events), health emergencies, dislocations, geopolitical instabilities or events, terrorist activities, system failures or disruptions, security breaches, cyberattacks, international hostilities, or other extraordinary events beyond PNC's control through impacts on the economy and financial markets generally or on us or our counterparties, customers or third-party vendors and service providers specifically.
We provide greater detail regarding these as well as other factors in our 2021 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2022	2021	2022	2021
Interest Income
Loans	$3,138	$2,437	$7,935	$6,593
Investment securities	715	460	1,890	1,350
Other	279	78	502	216
Total interest income	4,132	2,975	10,327	8,159
Interest Expense
Deposits	340	29	455	99
Borrowed funds	317	90	542	275
Total interest expense	657	119	997	374
Net interest income	3,475	2,856	9,330	7,785
Noninterest Income
Asset management and brokerage	357	375	1,099	1,053
Capital markets related	299	482	960	1,117
Card and cash management	671	663	1,962	1,752
Lending and deposit services	287	305	838	829
Residential and commercial mortgage	143	248	463	641
Other	317	268	705	907
Total noninterest income	2,074	2,341	6,027	6,299
Total revenue	5,549	5,197	15,357	14,084
Provision For (Recapture of) Credit Losses	241	(203)	69	(452)
Noninterest Expense
Personnel	1,805	1,986	5,301	5,103
Occupancy	241	248	745	680
Equipment	344	355	1,026	974
Marketing	93	103	249	222
Other	797	895	2,375	2,232
Total noninterest expense	3,280	3,587	9,696	9,211
Income before income taxes and noncontrolling interests	2,028	1,813	5,592	5,325
Income taxes	388	323	1,027	906
Net income	1,640	1,490	4,565	4,419
Less: Net income attributable to noncontrolling interests	16	16	52	38
Preferred stock dividends	65	57	181	162
Preferred stock discount accretion and redemptions	1	1	4	3
Net income attributable to common shareholders	$1,558	$1,416	$4,328	$4,216
Earnings Per Common Share
Basic	$3.78	$3.31	$10.39	$9.84
Diluted	$3.78	$3.30	$10.39	$9.83
Average Common Shares Outstanding
Basic	410	426	414	426
Diluted	410	426	415	427
See accompanying Notes To Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net income	$1,640	$1,490	$4,565	$4,419
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(1,738)	(323)	(10,768)	(1,471)
Net change in cash flow hedge derivatives	(1,025)	(174)	(3,484)	(727)
Pension and other postretirement benefit plan adjustments	2	2	64	(11)
Net change in Other	4	1	(3)	2
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(2,757)	(494)	(14,191)	(2,207)
Income tax benefit (expense) related to items of other comprehensive income	629	110	3,296	516
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(2,128)	(384)	(10,895)	(1,691)
Comprehensive income (loss)	(488)	1,106	(6,330)	2,728
Less: Comprehensive income attributable to noncontrolling interests	16	16	52	38
Comprehensive income (loss) attributable to PNC	$(504)	$1,090	$(6,382)	$2,690
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2022	December 31 2021
In millions, except par value
Assets
Cash and due from banks	$6,548	$8,004
Interest-earning deposits with banks	40,278	74,250
Loans held for sale (a)	1,126	2,231
Investment securities – available for sale	45,798	131,536
Investment securities – held to maturity	90,653	1,426
Loans (a)	315,400	288,372
Allowance for loan and lease losses	(4,581)	(4,868)
Net loans	310,819	283,504
Equity investments	8,130	8,180
Mortgage servicing rights	3,206	1,818
Goodwill	10,987	10,916
Other (a)	41,932	35,326
Total assets	$559,477	$557,191
Liabilities
Deposits
Noninterest-bearing	$138,423	$155,175
Interest-bearing	299,771	302,103
Total deposits	438,194	457,278
Borrowed funds
Federal Home Loan Bank borrowings	30,075
Bank notes and senior debt	13,357	20,661
Subordinated debt	7,286	6,996
Other (b)	3,915	3,127
Total borrowed funds	54,633	30,784
Allowance for unfunded lending related commitments	682	662
Accrued expenses and other liabilities	19,245	12,741
Total liabilities	512,754	501,465
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,714	2,713
Capital surplus	19,810	17,457
Retained earnings	52,777	50,228
Accumulated other comprehensive income (loss)	(10,486)	409
Common stock held in treasury at cost: 139 and 123 shares	(18,127)	(15,112)
Total shareholders’ equity	46,688	55,695
Noncontrolling interests	35	31
Total equity	46,723	55,726
Total liabilities and equity	$559,477	$557,191
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $1.1 billion, Loans held for investment of $1.3 billion and Other assets of $0.1 billion at September 30, 2022. Comparable amounts at December 31, 2021 were $1.9 billion, $1.5 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.2 billion at September 30, 2022. Comparable amounts at December 31, 2021 were less than $0.1 billion and zero.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2022	2021
Operating Activities
Net income	$4,565	$4,419
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	69	(452)
Depreciation and amortization	587	1,215
Deferred income taxes (benefit)	401	(74)
Net losses (gains) on sales of securities	4	(50)
Changes in fair value of mortgage servicing rights	(635)	(8)
Net change in
Trading securities and other short-term investments	(573)	388
Loans held for sale and related securitization activity	962	(390)
Other assets	(3,512)	(1,504)
Accrued expenses and other liabilities	2,586	341
Other	583	(165)
Net cash provided (used) by operating activities	$5,037	$3,720
Investing Activities
Sales
Securities available for sale	$2,765	$15,674
Loans	5,353	1,409
Repayments/maturities
Securities available for sale	11,473	23,829
Securities held to maturity	3,206	67
Purchases
Securities available for sale	(23,591)	(57,911)
Securities held to maturity	(7,961)	(83)
Loans	(1,681)	(1,564)
Net change in
Federal funds sold and resale agreements	(905)	(119)
Interest-earning deposits with banks	33,972	23,008
Loans	(31,029)	14,001
Net cash paid for acquisition		(10,511)
Other	(2,275)	(1,538)
Net cash provided (used) by investing activities	$(10,673)	$6,262
The PNC Financial Services Group, Inc. – Form 10-Q 47

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.
(Continued from previous page)

Unaudited In millions	Nine months ended September 30
	2022	2021
Financing Activities
Net change in
Noninterest-bearing deposits	$(16,748)	$7,832
Interest-bearing deposits	(2,332)	(9,826)
Federal funds purchased and repurchase agreements	(1)	91
Other borrowed funds	862	164
Sales/issuances
Federal Home Loan Bank borrowings	30,075
Bank notes and senior debt		1,692
Subordinated debt	847
Other borrowed funds	573	551
Preferred stock	2,225	1,485
Common and treasury stock	58	58
Repayments/maturities
Federal Home Loan Bank borrowings		(3,680)
Bank notes and senior debt	(5,750)	(3,850)
Other borrowed funds	(591)	(547)
Acquisition of treasury stock	(3,078)	(441)
Preferred stock cash dividends paid	(181)	(162)
Common stock cash dividends paid	(1,779)	(1,523)
Net cash provided (used) by financing activities	$4,180	$(8,156)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(1,456)	$1,826
Cash and due from banks and restricted cash at beginning of period	8,004	7,017
Cash and due from banks and restricted cash at end of period	$6,548	$8,843
Cash and due from banks and restricted cash
Cash and due from banks at end of period (unrestricted cash)	$5,974	$8,201
Restricted cash	574	642
Cash and due from banks and restricted cash at end of period	$6,548	$8,843
Supplemental Disclosures
Interest paid	$895	$395
Income taxes paid	$80	$402
Income taxes refunded	$15	$68
Leased assets obtained in exchange for new operating lease liabilities	$149	$289
Non-cash Investing and Financing Items
Transfer from securities available for sale to securities held to maturity (a)	$88,605
Transfer from loans to loans held for sale, net	$341	$677
Transfer from loans to foreclosed assets	$38	$22
(a)During the first nine months of 2022, we transferred securities from available for sale to held to maturity in non-cash transactions. The amount of $88.6 billion includes the aggregate fair value of the securities of $82.7 billion and aggregate net pretax unrealized losses of $5.9 billion included in AOCI at transfer. See Note 3 Investment Securities for more detailed information on the transfers.

See accompanying Notes To Consolidated Financial Statements.

48    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 99 for a glossary of certain terms and acronyms used in this Report.

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

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to state fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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
• Guidance in these ASUs are currently effective as of March 12, 2020 through December 31, 2022. We expect the FASB to extend the relief to December 31, 2024 in a future ASU.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020.
 • Refer to Note 1 Accounting Policies in the 2021 Form 10-K for more information on elections of optional expedients that occurred in 2020 and 2021.
 • We did not make any additional elections for the third quarter of 2022. We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

50    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 2 ACQUISITION ACTIVITY

Acquisition of BBVA USA Bancshares, Inc.
On June 1, 2021, PNC acquired BBVA including its U.S. banking subsidiary, BBVA USA, for $11.5 billion in cash. PNC did not acquire the following entities as part of the acquisition: BBVA Securities, Inc., Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. This transaction has been accounted for as a business combination. Accordingly, the assets and liabilities from BBVA were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from BBVA were subject to adjustment for up to one year after the closing date of the acquisition as additional information became available. Valuations subject to adjustment included, but were not limited to, loans, certain deposits, certain other assets, customer relationships and the core deposit intangibles.
On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states, merging BBVA USA into PNC Bank.
PNC incurred an insignificant amount of merger and integration costs for the three month ended September 30, 2022 and $46 million for the nine months ended September 30, 2022, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to retail services and realty expenses. Cumulative costs through September 30, 2022 were $851 million.
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

Goodwill of $1.6 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of BBVA. The amount of goodwill recorded reflected the increased market share and related synergies that resulted from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets from BBVA. The goodwill was allocated to each of our three business segments and is not deductible for income tax purposes. See Note 6 Goodwill and Mortgage Servicing Rights in Item 8 of our 2021 Form 10-K for additional information on the allocation of goodwill to the segments.

For a description of the fair value and unpaid principal balance of loans from the BBVA acquisition, as well as the methods used to determine the fair values of significant assets and liabilities, see Note 2 Acquisition and Divestiture Activity in Item 8 of our 2021 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 51

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)

	September 30, 2022				December 31, 2021
In millions	Amortized Cost (b)	Unrealized		Fair Value	Amortized Cost (b)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$11,093	$9	$(884)	$10,218	$46,210	$324	$(370)	$46,164
Residential mortgage-backed
Agency	31,993	4	(3,609)	28,388	67,326	695	(389)	67,632
Non-agency	725	151	(5)	871	927	231		1,158
Commercial mortgage-backed
Agency	1,930	1	(176)	1,755	1,740	39	(6)	1,773
Non-agency	1,363	1	(61)	1,303	3,423	31	(18)	3,436
Asset-backed	106	27	(1)	132	6,380	60	(31)	6,409
Other	3,379	43	(291)	3,131	4,792	186	(14)	4,964
Total securities available for sale	$50,589	$236	$(5,027)	$45,798	$130,798	$1,566	$(828)	$131,536
Securities Held to Maturity
U.S. Treasury and government agencies	$36,120	$1	$(1,717)	$34,404	$814	$76		$890
Residential mortgage-backed
Agency	42,152		(3,391)	38,761
Non-agency	281		(23)	258
Commercial mortgage-backed
Agency	663		(27)	636
Non-agency	1,746	2	(25)	1,723
Asset-backed	6,565		(161)	6,404
Other	3,126		(124)	3,002	612	27	$(7)	632
Total securities held to maturity (c) (d)	$90,653	$3	$(5,468)	$85,188	$1,426	$103	$(7)	$1,522
(a) At September 30, 2022, the accrued interest associated with our held to maturity and available for sale portfolios totaled $211 million and $140 million, respectively. The comparable amounts at December 31, 2021 were $5 million and $322 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Amortized cost is presented net of allowance of $133 million for securities available for sale and $7 million for securities held to maturity at September 30, 2022. The comparable amounts at December 31, 2021 were $130 million and $3 million, respectively.
(c) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. 99% and 86% of our securities held to maturity were rated AAA/AA at September 30, 2022 and December 31, 2021, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $5.4 billion, at September 30, 2022, related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at September 30, 2022 included $2.0 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for September 30, 2021 was $2.4 billion.

In the third quarter of 2022, we transferred an additional $4.9 billion of securities, at fair value, from available for sale to held to maturity. The securities transferred included $3.3 billion of U.S. Treasury and government agency securities and $1.6 billion of agency residential mortgage-backed securities. During the first nine months of 2022, we transferred securities with a fair value of $82.7 billion from available for sale to held to maturity. The securities transferred included $34.0 billion of U.S. Treasury and government agency securities, $39.0 billion of agency residential mortgage-backed securities, $6.3 billion of asset-backed securities and $3.4 billion of other securities. The securities were reclassified at fair value at the time of the transfer and the transfers represented non-cash transactions. AOCI at September 30, 2022 included pretax unrealized losses of $5.4 billion related to the transfers. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At September 30, 2022, the allowance for investment securities was $140 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at
52    The PNC Financial Services Group, Inc. – Form 10-Q

December 31, 2021 was $133 million. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At September 30, 2022, AOCI included pretax losses of $132 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at September 30, 2022 and December 31, 2021. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2022, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2022
U.S. Treasury and government agencies	$(817)	$9,462	$(67)	$404	$(884)	$9,866
Residential mortgage-backed
Agency	(2,874)	24,373	(735)	3,602	(3,609)	27,975
Non-agency	(3)	71	(1)	17	(4)	88
Commercial mortgage-backed
Agency	(166)	1,588	(10)	144	(176)	1,732
Non-agency	(42)	945	(7)	236	(49)	1,181
Asset-backed	(1)	10			(1)	10
Other	(195)	2,266	(52)	314	(247)	2,580
Total securities available for sale	$(4,098)	$38,715	$(872)	$4,717	$(4,970)	$43,432
December 31, 2021
U.S. Treasury and government agencies	$(370)	$32,600			$(370)	$32,600
Agency residential mortgage-backed	(369)	41,521	$(20)	$1,489	(389)	43,010
Commercial mortgage-backed
Agency	(5)	451	(1)	60	(6)	511
Non-agency	(4)	1,453	(3)	474	(7)	1,927
Asset-backed	(29)	3,465	(2)	188	(31)	3,653
Other	(13)	1,405			(13)	1,405
Total securities available for sale	$(790)	$80,895	$(26)	$2,211	$(816)	$83,106

Information relating to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2022	$11	$(15)	$(4)	$(1)
2021	$275	$(225)	$50	$11

The PNC Financial Services Group, Inc. – Form 10-Q 53

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2022:
Table 38: Contractual Maturity of Debt Securities

September 30, 2022 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$3,686	$3,265	$2,100	$2,042	$11,093
Residential mortgage-backed
Agency	2	79	2,985	28,927	31,993
Non-agency			7	718	725
Commercial mortgage-backed
Agency	59	454	1,095	322	1,930
Non-agency		6	388	969	1,363
Asset-backed			10	96	106
Other	134	2,228	859	158	3,379
Total securities available for sale at amortized cost	$3,881	$6,032	$7,444	$33,232	$50,589
Fair value	$3,861	$5,645	$6,681	$29,611	$45,798
Weighted-average yield, GAAP basis (a)	2.38%	1.67%	2.30%	2.75%	2.52%
Securities Held to Maturity
U.S. Treasury and government agencies	$1,212	$25,882	$8,515	$511	$36,120
Residential mortgage-backed
Agency		9	264	41,879	42,152
Non-agency				281	281
Commercial mortgage-backed
Agency			448	215	663
Non-agency		115	5	1,626	1,746
Asset-backed	99	1,908	1,765	2,793	6,565
Other	230	1,057	592	1,247	3,126
Total securities held to maturity at amortized cost	$1,541	$28,971	$11,589	$48,552	$90,653
Fair value	$1,527	$27,909	$10,879	$44,873	$85,188
Weighted-average yield, GAAP basis (a)	1.25%	1.26%	2.01%	2.66%	2.11%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At September 30, 2022, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $38.3 billion and $30.7 billion and fair value of $34.6 billion and $27.9 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30 2022	December 31 2021
Pledged to others	$19,408	$27,349
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,507	$707
Permitted amount repledged to others	$1,507	$707

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 13 Financial Derivatives for information related to securities pledged and accepted as collateral for derivatives.

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

Table 40 presents the composition and delinquency status of our loan portfolio at September 30, 2022 and December 31, 2021. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher rates, and secular changes fostered by the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of September 30, 2022 and December 31, 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

The PNC Financial Services Group, Inc. – Form 10-Q 55

Table 40: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2022
Commercial
Commercial and industrial	$172,550	$321	$55	$139	$515		$748		$173,813
Commercial real estate	35,424	11	4	5	20		148		35,592
Equipment lease financing	6,173	6	6		12		7		6,192
Total commercial	214,147	338	65	144	547		903		215,597
Consumer
Residential real estate	43,467	298	95	196	589	(c)	429	$572	45,057
Home equity	24,693	46	16		62		530	82	25,367
Automobile	14,735	96	21	6	123		167		15,025
Credit card	6,636	44	30	58	132		6		6,774
Education	2,162	36	26	63	125	(c)			2,287
Other consumer	5,212	21	15	12	48		33		5,293
Total consumer	96,905	541	203	335	1,079		1,165	654	99,803
Total	$311,052	$879	$268	$479	$1,626		$2,068	$654	$315,400
Percentage of total loans	98.61%	0.28%	0.08%	0.15%	0.52%		0.66%	0.21%	100.00%
December 31, 2021
Commercial
Commercial and industrial	$151,698	$235	$72	$132	$439		$796		$152,933
Commercial real estate	33,580	46	24	1	71		364		34,015
Equipment lease financing	6,095	25	2		27		8		6,130
Total commercial	191,373	306	98	133	537		1,168		193,078
Consumer
Residential real estate	37,706	379	119	328	826	(c)	517	$663	39,712
Home equity	23,305	53	18		71		596	89	24,061
Automobile	16,252	146	40	14	200		183		16,635
Credit card	6,475	49	33	62	144		7		6,626
Education	2,400	43	25	65	133	(c)			2,533
Other consumer	5,644	35	22	17	74		9		5,727
Total consumer	91,782	705	257	486	1,448		1,312	752	95,294
Total	$283,155	$1,011	$355	$619	$1,985		$2,480	$752	$288,372
Percentage of total loans	98.19%	0.35%	0.12%	0.21%	0.69%		0.86%	0.26%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.0 billion and $0.7 billion at September 30, 2022 and December 31, 2021, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at September 30, 2022. Comparable amounts at December 31, 2021 were $0.4 billion and $0.1 billion.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policies. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.7 billion at both September 30, 2022 and December 31, 2021.
(f)Collateral dependent loans totaled $1.3 billion and $1.7 billion at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, we pledged $26.0 billion of commercial and other loans to the Federal Reserve Bank and $90.7 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2021 were $25.7 billion and $66.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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
The following table presents our nonperforming assets as of September 30, 2022 and December 31, 2021, respectively:
Table 41: Nonperforming Assets

Dollars in millions	September 30 2022	December 31 2021
Nonperforming loans
Commercial	$903	$1,168
Consumer (a)	1,165	1,312
Total nonperforming loans (b)	2,068	2,480
OREO and foreclosed assets	33	26
Total nonperforming assets	$2,101	$2,506
Nonperforming loans to total loans	0.66%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.67%	0.87%
Nonperforming assets to total assets	0.38%	0.45%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.9 billion at September 30, 2022 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2021 was $1.0 billion.

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

Total nonperforming loans in Table 41 include TDRs of $0.7 billion and $1.0 billion at September 30, 2022 and December 31, 2021, respectively. TDRs that are performing, including consumer credit card TDR loans, are excluded from nonperforming loans and totaled $0.7 billion and $0.6 billion at September 30, 2022 and December 31, 2021, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents credit quality indicators for the commercial loan classes:
Table 42: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$31,271	$14,475	$9,018	$7,607	$4,858	$14,602	$85,101	$69	$167,001
Criticized	802	439	360	429	334	643	3,777	28	6,812
Total commercial and industrial	32,073	14,914	9,378	8,036	5,192	15,245	88,878	97	173,813
Commercial real estate
Pass Rated	6,789	4,114	3,684	5,975	3,198	7,957	266		31,983
Criticized	332	39	235	583	833	1,584	3		3,609
Total commercial real estate	7,121	4,153	3,919	6,558	4,031	9,541	269		35,592
Equipment lease financing
Pass Rated	1,168	1,010	1,000	718	454	1,599			5,949
Criticized	45	59	61	42	21	15			243
Total equipment lease financing	1,213	1,069	1,061	760	475	1,614			6,192
Total commercial	$40,407	$20,136	$14,358	$15,354	$9,698	$26,400	$89,147	$97	$215,597

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$27,104	$12,053	$10,731	$6,698	$6,355	$11,759	$71,230	$90	$146,020
Criticized	283	368	815	649	496	824	3,448	30	6,913
Total commercial and industrial	27,387	12,421	11,546	7,347	6,851	12,583	74,678	120	152,933
Commercial real estate
Pass Rated	4,110	4,109	6,355	4,234	2,634	7,562	436		29,440
Criticized	294	298	999	820	566	1,552	46		4,575
Total commercial real estate	4,404	4,407	7,354	5,054	3,200	9,114	482		34,015
Equipment lease financing
Pass Rated	1,212	1,190	942	682	507	1,410			5,943
Criticized	37	54	41	29	19	7			187
Total equipment lease financing	1,249	1,244	983	711	526	1,417			6,130
Total commercial	$33,040	$18,072	$19,883	$13,112	$10,577	$23,114	$75,160	$120	$193,078
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2022 and December 31, 2021.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

58    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for the residential real estate and home equity loan classes:
Table 43: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
September 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%		$46	$24	$6	$6	$40			$122
Greater than or equal to 80% to 100%	$979	529	173	67	19	95			1,862
Less than 80%	8,168	16,197	7,240	2,409	852	7,493			42,359
No LTV available		53	1			8			62
Government insured or guaranteed loans	3	9	50	35	24	531			652
Total residential real estate	$9,150	$16,834	$7,488	$2,517	$901	$8,167			$45,057
Updated FICO scores
Greater than or equal to 780	$5,416	$12,138	$5,267	$1,644	$465	$4,113			$29,043
720 to 779	3,152	3,294	1,457	499	212	1,610			10,224
660 to 719	442	752	403	190	91	806			2,684
Less than 660	42	109	112	83	71	775			1,192
No FICO score available	95	532	199	66	38	332			1,262
Government insured or guaranteed loans	3	9	50	35	24	531			652
Total residential real estate	$9,150	$16,834	$7,488	$2,517	$901	$8,167			$45,057
Home equity
Current estimated LTV ratios
Greater than 100%		$2	$12	$7	$1	$14	$220	$95	$351
Greater than or equal to 80% to 100%		4	52	27	4	30	748	1,058	1,923
Less than 80%		179	2,143	1,004	300	3,021	7,861	8,585	23,093
Total home equity		$185	$2,207	$1,038	$305	$3,065	$8,829	$9,738	$25,367
Updated FICO scores
Greater than or equal to 780		$109	$1,400	$577	$162	$1,895	$5,154	$5,123	$14,420
720 to 779		51	537	269	69	602	2,274	2,582	6,384
660 to 719		21	212	138	44	307	1,059	1,331	3,112
Less than 660		4	55	53	29	251	324	633	1,349
No FICO score available			3	1	1	10	18	69	102
Total home equity		$185	$2,207	$1,038	$305	$3,065	$8,829	$9,738	$25,367
The PNC Financial Services Group, Inc. – Form 10-Q 59

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$52	$21	$12	$13	$77			$185
Greater than or equal to 80% to 100%	1,460	560	221	86	66	190			2,583
Less than 80%	15,213	7,822	2,834	1,004	1,570	7,385			35,828
No LTV available	275	6	1	1		22			305
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Updated FICO scores
Greater than or equal to 780	$11,110	$5,898	$1,996	$596	$1,029	$4,052			$24,681
720 to 779	4,921	1,735	643	247	345	1,619			9,510
660 to 719	717	463	255	136	133	796			2,500
Less than 660	83	103	96	75	94	848			1,299
No FICO score available	127	241	87	49	48	359			911
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Home equity
Current estimated LTV ratios
Greater than 100%	$1	$16	$14	$3	$2	$25	$329	$90	$480
Greater than or equal to 80% to 100%	7	85	62	13	11	66	990	674	1,908
Less than 80%	204	2,487	1,189	370	549	3,200	7,868	5,806	21,673
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
Updated FICO scores
Greater than or equal to 780	$124	$1,619	$692	$201	$364	$2,035	$5,490	$3,320	$13,845
720 to 779	61	666	348	96	116	642	2,283	1,679	5,891
660 to 719	23	248	167	56	53	327	1,071	872	2,817
Less than 660	4	53	57	32	28	277	325	615	1,391
No FICO score available		2	1	1	1	10	18	84	117
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061

60    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$1,984	$2,327	$1,041	$887	$301	$111			$6,651
720 to 779	1,277	1,503	649	635	277	100			4,441
660 to 719	622	728	388	470	229	79			2,516
Less than 660	117	289	242	404	266	99			1,417
Total automobile	$4,000	$4,847	$2,320	$2,396	$1,073	$389			$15,025
Credit card
FICO score greater than or equal to 780							$1,835	$2	$1,837
720 to 779							1,945	7	1,952
660 to 719							1,876	15	1,891
Less than 660							952	32	984
No FICO score available or required (a)							107	3	110
Total credit card							$6,715	$59	$6,774
Education
FICO score greater than or equal to 780	$18	$55	$51	$63	$52	$373			$612
720 to 779	20	28	25	31	25	151			280
660 to 719	12	8	8	10	9	64			111
Less than 660	2	1	1	2	2	22			30
No FICO score available or required (a)	16	8	9	6	2	1			42
Education loans using FICO credit metric	68	100	94	112	90	611			1,075
Other internal credit metrics						1,212			1,212
Total education	$68	$100	$94	$112	$90	$1,823			$2,287
Other consumer
FICO score greater than or equal to 780	$176	$118	$68	$59	$20	$22	$51	$2	$516
720 to 779	240	149	84	80	28	16	93	2	692
660 to 719	182	122	83	83	37	11	96	3	617
Less than 660	15	49	42	48	26	7	45	2	234
Other consumer loans using FICO credit metric	613	438	277	270	111	56	285	9	2,059
Other internal credit metrics	78	44	39	59	8	31	2,950	25	3,234
Total other consumer	$691	$482	$316	$329	$119	$87	$3,235	$34	$5,293

The PNC Financial Services Group, Inc. – Form 10-Q 61

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
FICO score greater than or equal to 780	$3,247	$1,496	$1,380	$533	$226	$79			$6,961
720 to 779	2,119	983	1,030	499	195	62			4,888
660 to 719	969	609	772	413	155	44			2,962
Less than 660	277	315	583	429	162	58			1,824
Total automobile	$6,612	$3,403	$3,765	$1,874	$738	$243			$16,635
Credit card
FICO score greater than or equal to 780							$1,815	$2	$1,817
720 to 779							1,836	9	1,845
660 to 719							1,856	19	1,875
Less than 660							943	29	972
No FICO score available or required (a)							114	3	117
Total credit card							$6,564	$62	$6,626
Education
FICO score greater than or equal to 780	$37	$60	$77	$62	$48	$392			$676
720 to 779	20	29	37	30	21	160			297
660 to 719	7	9	11	11	7	73			118
Less than 660	1	1	2	2	2	25			33
No FICO score available or required (a)	11	10	7	2		1			31
Education loans using FICO credit metric	76	109	134	107	78	651			1,155
Other internal credit metrics						1,378			1,378
Total education	$76	$109	$134	$107	$78	$2,029			$2,533
Other consumer
FICO score greater than or equal to 780	$199	$131	$123	$47	$12	$32	$95	$1	$640
720 to 779	250	172	167	68	15	19	125		816
660 to 719	190	145	165	82	16	11	122		731
Less than 660	50	62	85	54	10	6	50	1	318
Other consumer loans using FICO credit metric	689	510	540	251	53	68	392	2	2,505
Other internal credit metrics	87	31	35	23	22	48	2,955	21	3,222
Total other consumer	$776	$541	$575	$274	$75	$116	$3,347	$23	$5,727
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

62    The PNC Financial Services Group, Inc. – Form 10-Q

Troubled Debt Restructurings
Table 45 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and nine months ended September 30, 2022 and September 30, 2021. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses included in Item 8 of our 2021 Form 10-K for additional discussion of TDRs.
Table 45: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended September 30, 2022 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	15	$96		$10	$67	$77
Consumer	2,232	40		29	6	35
Total TDRs	2,247	$136		$39	$73	$112
During the nine months ended September 30, 2022 Dollars in millions
Commercial	42	$184	$9	$10	$135	$154
Consumer	8,152	126		95	18	113
Total TDRs	8,194	$310	$9	$105	$153	$267

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended September 30, 2021 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	13	$123			$139	$139
Consumer	1,340	31		$21	7	28
Total TDRs	1,353	$154		$21	$146	$167
During the nine months ended September 30, 2021 Dollars in millions
Commercial	43	$320			$315	$315
Consumer	4,822	86		$49	28	77
Total TDRs	4,865	$406		$49	$343	$392
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. The following table provides a summary of TDRs that subsequently defaulted during the periods presented and were classified as TDRs during the applicable 12-month period preceding September 30, 2022 and September 30, 2021.
Table 46: Subsequently Defaulted TDRs

In millions	2022	2021
Three months ended September 30	$23	$6
Nine months ended September 30	$45	$25

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies included in Item 8 of our 2021 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
The PNC Financial Services Group, Inc. – Form 10-Q 63

Table 47: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2022			2021			2022			2021
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$2,937	$1,525	$4,462	$3,812	$1,918	$5,730	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Acquisition PCD reserves				(54)	(5)	(59)				774	282	1,056
Charge-offs	(73)	(149)	(222)	(50)	(156)	(206)	(162)	(506)	(668)	(393)	(484)	(877)
Recoveries	25	78	103	29	96	125	78	251	329	81	263	344
Net (charge-offs)	(48)	(71)	(119)	(21)	(60)	(81)	(84)	(255)	(339)	(312)	(221)	(533)
Provision for (recapture of) credit losses	174	67	241	(129)	(100)	(229)	(34)	93	59	(193)	(332)	(525)
Other	(2)	(1)	(3)	(5)	(1)	(6)	(6)	$(1)	(7)	(3)	(1)	(4)
Ending balance	$3,061	$1,520	$4,581	$3,603	$1,752	$5,355	$3,061	$1,520	$4,581	$3,603	$1,752	$5,355
Allowance for unfunded lending related commitments (a)
Beginning balance	$630	$51	$681	$533	$112	$645	$564	$98	$662	$485	$99	$584
Acquisition PCD reserves										43	3	46
Provision for (recapture of) credit losses	(22)	23	1	2	(1)	1	44	(24)	20	7	9	16
Ending balance	$608	$74	$682	$535	$111	$646	$608	$74	$682	$535	$111	$646
Allowance for credit losses at September 30 (b)	$3,669	$1,594	$5,263	$4,138	$1,863	$6,001	$3,669	$1,594	$5,263	$4,138	$1,863	$6,001
(a)     See Note 9 Commitments for additional information about the underlying commitments related to this allowance.
(b)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $162 million at both September 30, 2022 and 2021.

The ACL related to loans at September 30, 2022 totaled $5.3 billion, a decrease of $0.2 billion since December 31, 2021. The following summarizes the changes in factors that influenced the ACL decline during the nine months ended September 30, 2022.

•The reassessment of pandemic-related risks drove reduced reserves at September 30, 2022, partially offset by the heightened economic stress which impacted our macroeconomic scenarios and related weightings.
•Portfolio changes also drove reserve declines at September 30, 2022 reflecting improvements in credit quality and changes in portfolio composition, partially offset by the impact from loan growth primarily in the commercial and industrial portfolio.

64    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table provides our loan sale and servicing activities:
Table 48: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2022
Sales of loans and related securitization activity (b)	$1,019	$863
Repurchases of previously transferred loans (c)	$49
Servicing fees (d)	$99	$51
Servicing advances recovered/(funded), net	$11	$11
Cash flows on mortgage-backed securities held (e)	$797	$15
Cash Flows - Three months ended September 30, 2021
Sales of loans and related securitization activity (b)	$2,475	$881
Repurchases of previously transferred loans (c)	$45	$103
Servicing fees (d)	$105	$43
Servicing advances recovered/(funded), net	$(4)	$28
Cash flows on mortgage-backed securities held (e)	$2,041	$18
Cash Flows - Nine months ended September 30, 2022
Sales of loans and related securitization activity (b)	$4,367	$2,702
Repurchases of previously transferred loans (c)	$154	$27
Servicing fees (d)	$283	$140
Servicing advances recovered/(funded), net	$44	$15
Cash flows on mortgage-backed securities held (e)	$3,122	$43
Cash Flows - Nine months ended September 30, 2021
Sales of loans and related securitization activity (b)	$5,997	$2,604
Repurchases of previously transferred loans (c)	$189	$145
Servicing fees (d)	$270	$119
Servicing advances recovered/(funded), net	$8	$(8)
Cash flows on mortgage-backed securities held (e)	$7,256	$66
(a)Represents both commercial mortgage loan transfers and servicing activities.
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $19.1 billion, $17.6 billion and $15.9 billion in residential mortgage-backed securities and $0.7 billion, $0.6 billion and $0.6 billion in commercial mortgage-backed securities at September 30, 2022, December 31, 2021 and September 30, 2021.

The PNC Financial Services Group, Inc. – Form 10-Q 65

Table 49 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan's fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2022.
Table 49: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2022
Total principal balance	$41,413	$38,457
Delinquent loans (b)	$354	$1
December 31, 2021
Total principal balance	$42,726	$39,551
Delinquent loans (b)	$569	$42
Three months ended September 30, 2022
Net charge-offs (c)	$1	$9
Three months ended September 30, 2021
Net charge-offs (c)	$1	$2
Nine months ended September 30, 2022
Net charge-offs (c)	$3	$12
Nine months ended September 30, 2021
Net charge-offs (c)	$4	$180
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

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 50 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 50. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.
Table 50 : Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
September 30, 2022
Mortgage-backed securitizations (b)	$20,233	$20,237	(c)	$1
Tax credit investments and other	4,186	4,019	(d)	1,961	(e)
Total	$24,419	$24,256		$1,962
December 31, 2021
Mortgage-backed securitizations (b)	$18,708	$18,708	(c)	$1
Tax credit investments and other	3,865	3,893	(d)	1,798	(e)
Total	$22,573	$22,601		$1,799
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
66    The PNC Financial Services Group, Inc. – Form 10-Q

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the nine months ended September 30, 2022, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs. During the nine months ended September 30, 2021, we recognized $0.1 billion or less of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the servicing income we receive is more than our projected servicing costs. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.2 billion at September 30, 2022 and $1.8 billion at December 31, 2021, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 51: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2022	2021	2022	2021
January 1	$740	$569	$1,078	$673
Additions:
BBVA Acquisition				35
From loans sold with servicing retained	52	61	49	61
Purchases	32	26	620	400
Changes in fair value due to:
Time and payoffs (a)	(130)	(87)	(178)	(242)
Other (b)	438	134	505	203
September 30	$1,132	$703	$2,074	$1,130
Related unpaid principal balance at September 30	$281,931	$263,862	$169,678	$139,154
Servicing advances at September 30	$448	$445	$132	$139
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that were paid down or paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2022 and December 31, 2021 are shown in Tables 52 and 53. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
The PNC Financial Services Group, Inc. – Form 10-Q 67

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 52 and 53. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions.

Table 52: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2022	December 31 2021
Fair value	$1,132	$740
Weighted-average life (years)	4.1	4.2
Weighted-average constant prepayment rate	4.25%	5.49%
Decline in fair value from 10% adverse change	$8	$12
Decline in fair value from 20% adverse change	$16	$21
Effective discount rate	9.73%	7.75%
Decline in fair value from 10% adverse change	$35	$20
Decline in fair value from 20% adverse change	$69	$40

Table 53: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30 2022		December 31 2021
Fair value	$2,074		$1,078
Weighted-average life (years)	7.9		5.7
Weighted-average constant prepayment rate	6.76%		12.63%
Decline in fair value from 10% adverse change	$49		$46
Decline in fair value from 20% adverse change	$95		$89
Weighted-average option adjusted spread	759	bps	857	bps
Decline in fair value from 10% adverse change	$60		$31
Decline in fair value from 20% adverse change	$117		$60

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.1 billion and $0.2 billion for the three months ended September 30, 2022 and 2021, respectively, and $0.4 billion for both the nine months ended September 30, 2022 and 2021. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

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

Table 54: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Sales-type and direct financing leases (a)	$61	$61	$177	$184
Operating leases (b)	15	18	48	58
Lease income	$76	$79	$225	$242
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 8 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds of $54.6 billion at September 30, 2022 (including adjustments related to accounting hedges and unamortized original issuance discounts) by remaining contractual maturity:
Table 55: Borrowed Funds

In billions
Less than 1 year	$5.9
1 to 2 years	$8.4
2 to 3 years	$20.5
3 to 4 years	$9.2
4 to 5 years	$0.7
Over 5 years	$9.9

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of September 30, 2022, and the carrying values as of September 30, 2022 and December 31, 2021.
Table 56: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2022	2022	2022	2021
Parent Company
Senior debt	1.15% - 3.50%	2022 - 2032	$8,296	$10,369
Subordinated debt	3.90% - 4.63%	2024 - 2033	1,520	777
Junior subordinated debt	3.65%	2028	206	205
Subtotal			10,022	11,351
Bank
Federal Home Loan Bank borrowings (a)	3.14% - 3.38%	2023 - 2026	30,075
Senior debt	2.50% - 3.50%	2023 - 2043	5,061	10,292
Subordinated debt	2.70% - 5.90%	2022 - 2029	5,560	6,014
Subtotal			40,696	16,306
Total			$50,718	$27,657
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 56, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(810) million and $(75) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(272) million and $(254) million, respectively, related to fair value accounting hedges as of September 30, 2022.
Certain borrowings are reported at fair value. Refer to Note 12 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in Item 8 of our 2021 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 9 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2022 and December 31, 2021, respectively.
Table 57: Commitments to Extend Credit and Other Commitments

In millions	September 30 2022	December 31 2021
Commitments to extend credit
Commercial	$190,761	$176,248
Home equity	21,674	19,410
Credit card	33,142	32,499
Other	7,884	9,081
Total commitments to extend credit	253,461	237,238
Net outstanding standby letters of credit (a)	9,987	9,303
Standby bond purchase agreements (b)	1,317	1,268
Other commitments (c)	3,533	3,045
Total commitments to extend credit and other commitments	$268,298	$250,854
(a)Net outstanding standby letters of credit include $3.8 billion and $3.3 billion at September 30, 2022 and December 31, 2021, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.0 billion related to investments in qualified affordable housing projects for both September 30, 2022 and December 31, 2021.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass as of September 30, 2022, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2022 had terms ranging from less than one year to seven years.

As of September 30, 2022, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at September 30, 2022 and is included in Other liabilities on our Consolidated Balance Sheet.

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 10 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2022 and 2021 is as follows:
Table 58: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2021 (a)	425	$2,713	$3,519	$12,409	$48,663	$1,463	$(14,140)	$58	$54,685
Net income					1,474			16	1,490
Other comprehensive income (loss), net of tax						(384)			(384)
Cash dividends declared - Common					(538)				(538)
Cash dividends declared - Preferred					(57)				(57)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (b)			1,489						1,489
Treasury stock activity	(2)			5			(387)		(382)
Other				30				(36)	(6)
Balance at September 30, 2021 (a)	423	$2,713	$5,009	$12,444	$49,541	$1,079	$(14,527)	$38	$56,297
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
Net income					1,624			16	1,640
Other comprehensive income (loss), net of tax						(2,128)			(2,128)
Cash dividends declared - Common					(622)				(622)
Cash dividends declared - Preferred					(65)				(65)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (c)			1,239						1,239
Treasury stock activity	(7)			6			(1,051)		(1,045)
Other				33				(17)	16
Balance at September 30, 2022 (a)	404	$2,714	$7,244	$12,566	$52,777	$(10,486)	$(18,127)	$35	$46,723
Nine months ended
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					4,381			38	4,419
Other comprehensive income (loss), net of tax						(1,691)			(1,691)
Cash dividends declared - Common					(1,523)				(1,523)
Cash dividends declared - Preferred					(162)				(162)
Preferred stock discount accretion			3		(3)
Preferred stock issuance (b)			1,489						1,489
Common stock activity				12					12
Treasury stock activity	(1)			78			(322)		(244)
Other				(13)				(31)	(44)
Balance at September 30, 2021 (a)	423	$2,713	$5,009	$12,444	$49,541	$1,079	$(14,527)	$38	$56,297
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					4,513			52	4,565
Other comprehensive income (loss), net of tax						(10,895)			(10,895)
Cash dividends declared - Common					(1,779)				(1,779)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			4		(4)
Preferred stock issuance (c) (d)			2,231						2,231
Common stock activity		1		14					15
Treasury stock activity	(16)			56			(3,015)		(2,959)
Other				48				(48)
Balance at September 30, 2022 (a)	404	$2,714	$7,244	$12,566	$52,777	$(10,486)	$(18,127)	$35	$46,723
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.
(c)On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share.
(d)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.
.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Details of other comprehensive income (loss) are as follows:

Table 59: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2022			2021			2022			2021
In millions	Pre-tax	Tax effect	After- tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(1,998)	$471	$(1,527)	$(320)	$76	$(244)	$(11,245)	$2,650	$(8,595)	$(1,446)	$341	$(1,105)
Less: Net realized gains (losses) reclassified to earnings (a)	(260)	61	(199)	3	(1)	2	(477)	112	(365)	25	(6)	19
Net change	(1,738)	410	(1,328)	(323)	77	(246)	(10,768)	2,538	(8,230)	(1,471)	347	(1,124)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(1,154)	272	(882)	(59)	14	(45)	(3,486)	821	(2,665)	(369)	87	(282)
Less: Net realized gains (losses) reclassified to earnings (a)	(129)	30	(99)	115	(27)	88	(2)		(2)	358	(84)	274
Net change	(1,025)	242	(783)	(174)	41	(133)	(3,484)	821	(2,663)	(727)	171	(556)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	2	(1)	1	2		2	64	(16)	48	(11)	3	(8)
Net change	2	(1)	1	2		2	64	(16)	48	(11)	3	(8)
Other
Net unrealized gains (losses) on other transactions	4	(22)	(18)	1	(8)	(7)	(3)	(47)	(50)	2	(5)	(3)
Net change	4	(22)	(18)	1	(8)	(7)	(3)	(47)	(50)	2	(5)	(3)
Total other comprehensive income (loss)	$(2,757)	$629	$(2,128)	$(494)	$110	$(384)	$(14,191)	$3,296	$(10,895)	$(2,207)	$516	$(1,691)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

Table 60: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at June 30, 2021	$1,584	$236	$(355)	$(2)	$1,463
Net activity	(246)	(133)	2	(7)	(384)
Balance at September 30, 2021	$1,338	$103	$(353)	$(9)	$1,079
Balance at June 30, 2022	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
Net activity	(1,328)	(783)	1	(18)	(2,128)
Balance at September 30, 2022 (a)	$(7,641)	$(2,864)	$75	$(56)	$(10,486)
Nine months ended
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770
Net activity	(1,124)	(556)	(8)	(3)	(1,691)
Balance at September 30, 2021	$1,338	$103	$(353)	$(9)	$1,079
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(8,230)	(2,663)	48	(50)	(10,895)
Balance at September 30, 2022 (a)	$(7,641)	$(2,864)	$75	$(56)	$(10,486)
(a)At September 30, 2022, AOCI included pretax losses of $132 million from derivatives that hedged the purchase of investment securities classified as held to maturity.
72    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC's common and preferred stock:

Table 61: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Common Stock	$1.50	$1.25	$4.25	$3.55
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series O	$1,269	$3,375	$3,230	$6,750
Series P	$1,368	$1,531	$4,431	$4,594
Series R			$2,425	$2,425
Series S			$2,500	$2,500
Series T	$850		$2,550
Series U	$1,817		$1,817
(a)Dividends are payable quarterly other than Series R and Series S preferred stock, which are payable semiannually. On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share. Beginning on December 15, 2022, dividends will be paid on the Series V on a quarterly basis (March 15, June 15, September 15, and December 15 of each year).

On October 3, 2022, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on November 5, 2022.

NOTE 11 EARNINGS PER SHARE

Table 62: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2022	2021	2022	2021
Basic
Net income	$1,640	$1,490	$4,565	$4,419
Less:
Net income attributable to noncontrolling interests	16	16	52	38
Preferred stock dividends	65	57	181	162
Preferred stock discount accretion and redemptions	1	1	4	3
Net income attributable to common shareholders	1,558	1,416	4,328	4,216
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	8	21	21
Net income attributable to basic common shareholders	$1,550	$1,408	$4,307	$4,195
Basic weighted-average common shares outstanding	410	426	414	426
Basic earnings per common share (a)	$3.78	$3.31	$10.39	$9.84
Diluted
Net income attributable to diluted common shareholders	$1,550	$1,408	$4,307	$4,195
Basic weighted-average common shares outstanding	410	426	414	426
Dilutive potential common shares			1	1
Diluted weighted-average common shares outstanding	410	426	415	427
Diluted earnings per common share (a)	$3.78	$3.30	$10.39	$9.83
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

The PNC Financial Services Group, Inc. – Form 10-Q 73

NOTE 12 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date, and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K. Additionally, for more information regarding the fair value of assets and liabilities from our BBVA acquisition, see Note 2 Acquisition and Divestiture Activity in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 63: Fair Value Measurements – Recurring Basis Summary

	September 30, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$719	$116	$835		$1,221	$81	$1,302
Commercial mortgage loans held for sale		200	35	235		526	49	575
Securities available for sale
U.S. Treasury and government agencies	$9,938	280		10,218	$41,873	4,291		46,164
Residential mortgage-backed
Agency		28,388		28,388		67,632		67,632
Non-agency			871	871		61	1,097	1,158
Commercial mortgage-backed
Agency		1,755		1,755		1,773		1,773
Non-agency		1,300	3	1,303		3,433	3	3,436
Asset-backed		5	127	132		6,246	163	6,409
Other		3,062	69	3,131		4,895	69	4,964
Total securities available for sale	9,938	34,790	1,070	45,798	41,873	88,331	1,332	131,536
Loans		503	775	1,278		617	884	1,501
Equity investments (a)	1,074		1,795	3,050	1,373		1,680	3,231
Residential mortgage servicing rights			2,074	2,074			1,078	1,078
Commercial mortgage servicing rights			1,132	1,132			740	740
Trading securities (b)	934	1,673		2,607	250	1,601		1,851
Financial derivatives (b) (c)	3	5,857	8	5,868	5	5,109	38	5,152
Other assets	337	101		438	404	114		518
Total assets (d)	$12,286	$43,843	$7,005	$63,315	$43,905	$97,519	$5,882	$147,484
Liabilities
Other borrowed funds	$1,408	$203	$2	$1,613	$725	$45	$3	$773
Financial derivatives (c) (e)	3	9,614	120	9,737		3,285	285	3,570
Other liabilities			269	269			175	175
Total liabilities (f)	$1,411	$9,817	$391	$11,619	$725	$3,330	$463	$4,518
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2022 and December 31, 2021 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 13 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 11% and 26% as of September 30, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total assets at fair value was 11% and 4% at September 30, 2022 and December 31, 2021, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2022 and December 31, 2021.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at September 30, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 3% and 10% at September 30, 2022 and December 31, 2021, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2022 and December 31, 2021.
74    The PNC Financial Services Group, Inc. – Form 10-Q

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2022 and 2021 follow:

Table 64: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2022
Assets
Residential mortgage loans held for sale	$83	$(4)			$46	$(1)		$(2)	$8	$(14)	(d)	$116	$(4)
Commercial mortgage loans held for sale	38							(3)				35
Securities available for sale
Residential mortgage- backed non-agency	925	4		$(18)				(40)				871
Commercial mortgage- backed non-agency	3											3
Asset-backed	138			(5)				(6)				127
Other	67			2								69
Total securities available for sale	1,133	4		(21)				(46)				1,070
Loans	804	(1)			11	(2)		(35)		(2)	(d)	775
Equity investments	1,867	167			69	(308)						1,795	65
Residential mortgage servicing rights	1,620	135			363		$11	(55)				2,074	135
Commercial mortgage servicing rights	988	176			7		17	(56)				1,132	176
Financial derivatives	13	4			1			(10)				8	7
Total assets	$6,546	$481		$(21)	$497	$(311)	$28	$(207)	$8	$(16)		$7,005	$379
Liabilities
Other borrowed funds	$3							$(1)				$2
Financial derivatives	213	$(11)				$4		(86)				120	$(7)
Other liabilities	182	26			$32		$362	(333)				269	24
Total liabilities	$398	$15			$32	$4	$362	$(420)				$391	$17
Net gains (losses)		$466	(e)										$362	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 75

(Continued from previous page)

Three Months Ended September 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Sept. 30, 2021
Assets
Residential mortgage loans held for sale	$119	$(1)			$5	$(29)		$(6)	$4	$(6)	(d)		$86	$(1)
Commercial mortgage loans held for sale	52	(1)											51
Other consumer loans held for sale	239					(256)						$17
Securities available for sale
Residential mortgage- backed non-agency	1,237	10		$(2)				(77)					1,168
Commercial mortgage-backed non-agency	11			(8)									3
Asset-backed	175	1		5				(9)					172
Other	73				2	(9)		3					69
Total securities available for sale	1,496	11		(5)	2	(9)		(83)					1,412
Loans	979	12			14	(6)		(58)		(5)	(d)		936	12
Equity investments	1,540	265			158	(433)							1,530	95
Residential mortgage servicing rights	1,111	49			28		$24	(82)					1,130	49
Commercial mortgage servicing rights	682	24			5		22	(30)					703	24
Financial derivatives	87	23			1			(55)					56	39
Total assets	$6,305	$382		$(5)	$213	$(733)	$46	$(314)	$4	$(11)		$17	$5,904	$218
Liabilities
Other borrowed funds	$2						$3	$(1)					$4
Financial derivatives	200	$165				$3		(37)					331	$171
Other liabilities	124	45					4	(6)					167	44
Total liabilities	$326	$210				$3	$7	$(44)					$502	$215
Net gains (losses)		$172	(e)											$3	(f)

76    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine Months Ended September 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2022
Assets
Residential mortgage loans held for sale	$81	$(6)			$91	$(33)		$(11)	$22	$(28)	(d)	$116	$(6)
Commercial mortgage loans held for sale	49	(4)						(10)				35	(4)
Securities available for sale
Residential mortgage- backed non-agency	1,097	19		$(84)				(161)				871
Commercial mortgage- backed non-agency	3											3
Asset-backed	163	1		(18)				(19)				127
Other	69				3			(3)				69
Total securities available for sale	1,332	20		(102)	3			(183)				1,070
Loans	884	20			31	(10)		(132)		(18)	(d)	775	20
Equity investments	1,680	312			185	(382)						1,795	211
Residential mortgage servicing rights	1,078	505			620		$49	(178)				2,074	506
Commercial mortgage servicing rights	740	438			32		52	(130)				1,132	438
Financial derivatives	38	(2)			4			(32)				8	18
Total assets	$5,882	$1,283		$(102)	$966	$(425)	$101	$(676)	$22	$(46)		$7,005	$1,183
Liabilities
Other borrowed funds	$3						$4	$(5)				$2
Financial derivatives	285	$12				$10		(187)				120	$22
Other liabilities	175	47			$32		604	(589)				269	39
Total liabilities	$463	$59			$32	$10	$608	$(781)				$391	$61
Net gains (losses)		$1,224	(e)										$1,122	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 77

(Continued from previous page)

Nine Months Ended September 30, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Sept. 30, 2021
Assets
Residential mortgage loans held for sale	$163	$(1)			$43	$(81)		$(34)	$12	$(16)	(d)		$86	$(1)
Commercial mortgage loans held for sale	57	(1)				(6)		1					51	1
Other consumer loans held for sale						(256)						$256
Securities available for sale
Residential mortgage- backed non-agency	1,365	30		$14				(241)					1,168
Commercial mortgage- backed non-agency	11			(8)									3
Asset-backed	199	2		10				(39)					172
Other	72			1	5	(9)							69
Total securities available for sale	1,647	32		17	5	(9)		(280)					1,412
Loans	647	32			111	(12)		(121)		(13)	(d)	292	936	32
Equity investments	1,263	489			290	(512)							1,530	294
Residential mortgage servicing rights	673	203			400		$61	(242)				35	1,130	203
Commercial mortgage servicing rights	569	134			26		61	(87)					703	134
Financial derivatives	118	69			4			(140)				5	56	87
Total assets	$5,137	$957		$17	$879	$(876)	$122	$(903)	$12	$(29)		$588	$5,904	$750
Liabilities
Other borrowed funds	$2						$4	$(2)					$4
Financial derivatives	273	$155				$6		(110)				$7	331	$156
Other liabilities	43	108					321	(305)					167	81
Total liabilities	$318	$263				$6	$325	$(417)				$7	$502	$237
Net gains (losses)		$694	(e)											$513	(f)
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

78    The PNC Financial Services Group, Inc. – Form 10-Q

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 65: Fair Value Measurements – Recurring Quantitative Information

September 30, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$35	Discounted cash flow	Spread over the benchmark curve (b)	580bps - 3,665bps (1,004bps)
Residential mortgage-backed non-agency securities	871	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (10.1%)
			Constant default rate	0.0% - 13.0% (4.1%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	233bps weighted-average
Asset-backed securities	127	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (9.0%)
			Constant default rate	0.0% - 7.3% (2.2%)
			Loss severity	15.0% - 100.0% (48.5%)
			Spread over the benchmark curve (b)	314bps weighted-average
Loans - Residential real estate	576	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (68.2%)
			Loss severity	0.0% - 100.0% (6.0%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate	70	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.2% weighted-average
Loans - Home equity	25	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (74.3%)
			Loss severity	0.0% - 100.0% (18.2%)
			Discount rate	5.5% - 7.5% (6.6%)
Loans - Home equity	104	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (45.7%)
Equity investments	1,795	Multiple of adjusted earnings	Multiple of earnings	5.0x - 86.6x (9.8x)
Residential mortgage servicing rights	2,074	Discounted cash flow	Constant prepayment rate	0.0% - 35.6% (6.8%)
			Spread over the benchmark curve (b)	254bps - 1,656bps (759bps)
Commercial mortgage servicing rights	1,132	Discounted cash flow	Constant prepayment rate	3.9% - 10.0% (4.2%)
			Discount rate	7.7% - 10.1% (9.7%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(100)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	160.6% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(95)
Total Level 3 assets, net of liabilities (e)	$6,614

The PNC Financial Services Group, Inc. – Form 10-Q 79

(Continued from previous page)

December 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$49	Discounted cash flow	Spread over the benchmark curve (b)	555bps - 15,990bps (9,996bps)
Residential mortgage-backed non-agency securities	1,097	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.3%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 96.4% (47.6%)
			Spread over the benchmark curve (b)	163bps weighted-average
Asset-backed securities	163	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% -40.0% (11.1%)
			Constant default rate	1.4% - 20.0% (3.2%)
			Loss severity	8.0% - 100.0% (57.4%)
			Spread over the benchmark curve (b)	182bps weighted-average
Loans - Residential real estate	622	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (74.2%)
			Loss severity	0.0% - 100.0% (6.9%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate	109	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	3.5% weighted-average
Loans - Home equity	28	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (75.8%)
			Loss severity	0.0% - 98.4% (17.7%)
			Discount rate	4.8% - 6.8% (6.0%)
Loans - Home equity	125	Consensus pricing (c)	Credit and Liquidity discount	0.5% - 100.0% (47.3%)
Equity investments	1,680	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.4x (8.8x)
Residential mortgage servicing rights	1,078	Discounted cash flow	Constant prepayment rate	0.0% - 41.0% (12.6%)
			Spread over the benchmark curve (b)	249bps - 2,218bps (857bps)
Commercial mortgage servicing rights	740	Discounted cash flow	Constant prepayment rate	5.0% - 15.5% (5.5%)
			Discount rate	5.4% - 8.0% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(277)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	5
Total Level 3 assets, net of liabilities (e)	$5,419
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
(e)Consisted of total Level 3 assets of $7.0 billion and total Level 3 liabilities of $0.4 billion as of September 30, 2022 and $5.9 billion and $0.5 billion as of December 31, 2021, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 66. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Assets measured at fair value on a nonrecurring basis follow:

Table 66: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2022	December 31 2021	September 30 2022	September 30 2021	September 30 2022	September 30 2021
Assets
Nonaccrual loans	$211	$348	$(111)	$(3)	$(145)	$(3)
Equity investments	30
Loans held for sale				(1)		(18)
OREO and foreclosed assets	9	6
Long-lived assets	3	103	(1)	(6)	(5)	(17)
Total assets	$253	$457	$(112)	$(10)	$(150)	$(38)
(a)All Level 3 for the periods presented.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Fair values and aggregate unpaid principal balances of certain items for which we elected the fair value option follow:

Table 67: Fair Value Option – Fair Value and Principal Balances

	September 30, 2022			December 31, 2021
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$769	$794	$(25)	$1,249	$1,219	$30
Accruing loans 90 days or more past due	8	8		6	6
Nonaccrual loans	58	70	(12)	47	57	(10)
Total	$835	$872	$(37)	$1,302	$1,282	$20
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$218	$222	$(4)	$575	$580	$(5)
Nonaccrual loans	17	45	(28)
Total	$235	$267	$(32)	$575	$580	$(5)
Loans
Accruing loans less than 90 days past due	$472	$484	$(12)	$487	$498	$(11)
Accruing loans 90 days or more past due	152	166	(14)	262	278	(16)
Nonaccrual loans	654	893	(239)	752	1,028	(276)
Total	$1,278	$1,543	$(265)	$1,501	$1,804	$(303)
Other assets	$101	$114	$(13)	$105	$107	$(2)
Liabilities
Other borrowed funds	$20	$20		$30	$30
Other liabilities	$175		$175
(a)There were no accruing loans 90 days or more past due within this category at September 30, 2022 or December 31, 2021.
The PNC Financial Services Group, Inc. – Form 10-Q 81

The changes in fair value for items for which we elected the fair value option are as follows:

Table 68: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2022	2021	2022	2021
Assets
Residential mortgage loans held for sale	$(29)	$47	$(92)	$120
Commercial mortgage loans held for sale	$14	$31	$34	$77
Loans	$1	$21	$37	$52
Other assets	$(3)	$3	$(21)	$25
Liabilities
Other liabilities	$(24)		$(40)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2022 and December 31, 2021. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 69, see Note 15 Fair Value in the Notes To Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

Table 69: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets
Cash and due from banks	$6,548	$6,548	$6,548
Interest-earning deposits with banks	40,278	40,278		$40,278
Securities held to maturity	90,660	85,189	30,614	54,431	$144
Net loans (excludes leases)	303,348	299,519			299,519
Other assets	6,178	6,147		6,144	3
Total assets	$447,012	$437,681	$37,162	$100,853	$299,666
Liabilities
Time deposits	$10,034	$9,661		$9,661
Borrowed funds	52,946	52,700		50,981	$1,719
Unfunded lending related commitments	682	682			682
Other liabilities	551	551		551
Total liabilities	$64,213	$63,594		$61,193	$2,401
December 31, 2021
Assets
Cash and due from banks	$8,004	$8,004	$8,004
Interest-earning deposits with banks	74,250	74,250		$74,250
Securities held to maturity	1,429	1,522	890	456	$176
Net loans (excludes leases)	275,874	280,498			280,498
Other assets	4,205	4,204		4,141	63
Total assets	$363,762	$368,478	$8,894	$78,847	$280,737
Liabilities
Time deposits	$17,366	$17,180		$17,180
Borrowed funds	30,011	30,616		28,936	$1,680
Unfunded lending related commitments	662	662			662
Other liabilities	449	449		449
Total liabilities	$48,488	$48,907		$46,565	$2,342
82    The PNC Financial Services Group, Inc. – Form 10-Q

The aggregate fair values in Table 69 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 63),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
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
The PNC Financial Services Group, Inc. – Form 10-Q 83

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 70: Total Gross Derivatives (a)

	September 30, 2022			December 31, 2021
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$22,222			$23,345
Cash flow hedges	41,700		$170	48,961	$15	$14
Foreign exchange contracts:
Net investment hedges	1,343	$176	1	1,113		24
Total derivatives designated for hedging	$65,265	$176	$171	$73,419	$15	$38
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$55,098		$35	$35,623
Futures (f)	7,020			4,592
Mortgage-backed commitments	5,539	$170	125	9,917	$55	$31
Other	20,703	175	16	12,225	46	12
Total interest rate contracts	88,360	345	176	62,357	101	43
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	333,106	1,593	5,693	297,711	3,335	1,520
Futures (f)	896			907
Mortgage-backed commitments	2,119	39	16	4,147	5	6
Other	29,742	339	320	25,718	125	72
Total interest rate contracts	365,863	1,971	6,029	328,483	3,465	1,598
Commodity contracts:
Swaps	7,868	2,105	2,206	8,840	1,150	1,161
Other	5,307	470	467	3,128	213	212
Total commodity contracts	13,175	2,575	2,673	11,968	1,363	1,373
Foreign exchange contracts and other	28,984	601	566	27,563	199	179
Total derivatives for customer-related activities	408,022	5,147	9,268	368,014	5,027	3,150
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,930	200	122	11,512	9	339
Total derivatives not designated for hedging	$508,312	$5,692	$9,566	$441,883	$5,137	$3,532
Total gross derivatives	$573,577	$5,868	$9,737	$515,302	$5,152	$3,570
Less: Impact of legally enforceable master netting agreements		1,774	1,774		928	928
Less: Cash collateral received/paid		1,282	2,572		604	1,657
Total derivatives		$2,812	$5,391		$3,620	$985
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

84    The PNC Financial Services Group, Inc. – Form 10-Q

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

In the 12 months that follow September 30, 2022, we expect to reclassify net derivative losses of $1.2 billion pretax, or $1.0 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2022. As of September 30, 2022, the maximum length of time over which forecasted transactions are hedged is ten years.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 71: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2022
Total amounts in the Consolidated Income Statement	$3,138	$715	$317	$317
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(85)	$696
Derivatives		$86	$(706)
Amounts related to interest settlements on derivatives		$(1)	$1
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(122)	$(7)
For the three months ended September 30, 2021
Total amounts in the Consolidated Income Statement	$2,437	$460	$90	$268
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$2	$155
Derivatives			$(169)
Amounts related to interest settlements on derivatives		$(1)	$129
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$91	$11		$13
For the nine months ended September 30, 2022
Total amounts on the Consolidated Income Statement	$7,935	$1,890	$542	$705
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(131)	$2,073
Derivatives		$135	$(2,101)
Amounts related to interest settlements on derivatives		$(4)	$185
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(5)	$3
For the nine months ended September 30, 2021
Total amounts on the Consolidated Income Statement	$6,593	$1,350	$275	$907
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(3)	$695
Derivatives		$7	$(740)
Amounts related to interest settlements on derivatives		$(3)	$394
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$282	$49		$27
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

86    The PNC Financial Services Group, Inc. – Form 10-Q

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 72: Hedged Items - Fair Value Hedges

	September 30, 2022		December 31, 2021
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,356	$(114)	$2,655	$23
Borrowed funds	$19,633	$(1,411)	$24,259	$663
(a)Includes less than $(0.1) billion and $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at September 30, 2022 and December 31, 2021, respectively.
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

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 73: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(245)	$6	$(700)	$(100)
Derivatives used for customer-related activities:
Interest rate contracts	65	(4)	231	93
Foreign exchange contracts and other	(2)	23	22	88
Gains (losses) from customer-related activities (b)	63	19	253	181
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	309	(72)	572	(53)
Total gains (losses) from derivatives not designated as hedging instruments	$127	$(47)	$125	$28
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

Table 74 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at September 30, 2022 and December 31, 2021. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.
The PNC Financial Services Group, Inc. – Form 10-Q 87

Table 74 includes OTC derivatives not settled through an exchange ("OTC derivatives") and OTC derivatives cleared through a central clearing house ("OTC cleared derivatives"). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 74: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$140			$140			$140
Over-the-counter	2,176	$873	$790	513		$35	478
Commodity contracts	2,575	555	105	1,915			1,915
Foreign exchange and other contracts	977	346	387	244			244
Total derivative assets	$5,868	$1,774	$1,282	$2,812	(a)	$35	$2,777
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$244			$244			$244
Over-the-counter	6,131	$550	$1,015	4,566		$79	4,487
Commodity contracts	2,673	1,012	1,548	113			113
Foreign exchange and other contracts	689	212	9	468			468
Total derivative liabilities	$9,737	$1,774	$2,572	$5,391	(b)	$79	$5,312
December 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$20			$20			$20
Over-the-counter	3,561	$533	$593	2,435		$300	2,135
Commodity contracts	1,363	299	1	1,063			1,063
Foreign exchange and other contracts	208	96	10	102			102
Total derivative assets	$5,152	$928	$604	$3,620	(a)	$300	$3,320
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	1,643	$569	$776	298			298
Commodity contracts	1,373	291	784	298			298
Foreign exchange and other contracts	542	68	97	377			377
Total derivative liabilities	$3,570	$928	$1,657	$985	(b)		$985
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

At September 30, 2022, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.2 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $3.9 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral
88    The PNC Financial Services Group, Inc. – Form 10-Q

exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2022 and December 31, 2021.

Table 75: Credit-Risk Contingent Features

In billions	September 30 2022	December 31 2021
Net derivative liabilities with credit-risk contingent features	$7.5	$2.4
Collateral posted	2.7	1.8
Maximum additional amount of collateral exposure	$4.8	$0.6
NOTE 14 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of possible losses or ranges of possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 14 as well as those matters disclosed in Note 21 Legal Proceedings in Item 8 of our 2021 Form 10-K, in Note 13 Legal Proceedings in Item 1 of our first quarter 2022 Form 10-Q and in Note 14 Legal Proceedings in Item 1 of our second quarter 2022 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2022, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 21 Legal Proceedings in Item 8 of our 2021 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

The PNC Financial Services Group, Inc. – Form 10-Q 89

USAA Patent Infringement Litigation

In July 2022, following a jury verdict in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) (the “first Texas case”) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) (together, “the first consolidated cases”), the parties submitted briefs on PNC’s remaining equitable defenses. In August 2022, the court denied our request for relief, entered final judgment, declined to award enhanced damages for willfulness and awarded USAA pre-judgment and applicable post-judgment interest. In September 2022, PNC filed its post-trial motions for judgment as a matter of law and for a new trial.

In September 2022, following a jury trial in the second consolidated cases (representing the case for PNC’s patent infringement counterclaims (originally asserted in the first Texas case) which was previously consolidated into USAA’s third lawsuit filed in July 2021 in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) (“the third Texas case”)), a jury found against PNC for infringement of at least one of the two asserted patents and awarded $4.3 million, and determined that PNC did not willfully infringe the patents. The jury further found that USAA did not infringe any of PNC’s asserted patents.

Because of USAA’s case narrowing in the first consolidated cases, only one of the three patents granted inter partes review (“IPR”) by the Patent Trial and Appeal Board was presented to the jury in the first consolidated cases. In addition, because of USAA’s case narrowing in the third Texas case, only one of the two patents granted IPR by the Patent Trial and Appeal Board was presented to the jury in the third Texas case.

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

Our practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries.

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

90    The PNC Financial Services Group, Inc. – Form 10-Q

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 76. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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

The PNC Financial Services Group, Inc. – Form 10-Q 91

Business Segment Results

Table 76: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$2,017	$1,345	$165	$(52)	$3,475
Noninterest income	725	887	231	231	2,074
Total revenue	2,742	2,232	396	179	5,549
Provision for (recapture of) credit losses	92	150	4	(5)	241
Depreciation and amortization	76	50	6	145	277
Other noninterest expense	1,825	840	268	70	3,003
Income (loss) before income taxes (benefit) and noncontrolling interests	749	1,192	118	(31)	2,028
Income taxes (benefit)	175	258	28	(73)	388
Net income	574	934	90	42	1,640
Less: Net income (loss) attributable to noncontrolling interests	14	5		(3)	16
Net income excluding noncontrolling interests	$560	$929	$90	$45	$1,624
Average Assets	$114,619	$224,984	$14,820	$192,674	$547,097
2021
Income Statement
Net interest income	$1,713	$1,241	$141	$(239)	$2,856
Noninterest income	662	1,056	256	367	2,341
Total revenue	2,375	2,297	397	128	5,197
Provision for (recapture of) credit losses	(113)	(99)	(6)	15	(203)
Depreciation and amortization	78	54	7	138	277
Other noninterest expense	1,811	926	248	325	3,310
Income (loss) before income taxes (benefit) and noncontrolling interests	599	1,416	148	(350)	1,813
Income taxes (benefit)	140	290	34	(141)	323
Net income (loss)	459	1,126	114	(209)	1,490
Less: Net income attributable to noncontrolling interests	12	3		1	16
Net income (loss) excluding noncontrolling interests	$447	$1,123	$114	$(210)	$1,474
Average Assets	$117,394	$202,268	$13,805	$225,775	$559,242

92    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$5,210	$3,720	$456	$(56)	$9,330
Noninterest income	2,218	2,659	713	437	6,027
Total revenue	7,428	6,379	1,169	381	15,357
Provision for (recapture of) credit losses	66	15	11	(23)	69
Depreciation and amortization	233	153	20	437	843
Other noninterest expense	5,473	2,508	775	97	8,853
Income (loss) before income taxes (benefit) and noncontrolling interests	1,656	3,703	363	(130)	5,592
Income taxes (benefit)	389	803	85	(250)	1,027
Net income	1,267	2,900	278	120	4,565
Less: Net income (loss) attributable to noncontrolling interests	45	12		(5)	52
Net income excluding noncontrolling interests	$1,222	$2,888	$278	$125	$4,513
Average Assets	$113,157	$215,163	$14,360	$205,763	$548,443
2021
Income Statement
Net interest income	$4,572	$3,315	$346	$(448)	$7,785
Noninterest income	2,022	2,730	729	818	6,299
Total revenue	6,594	6,045	1,075	370	14,084
Provision for (recapture of) credit losses	(156)	(277)	8	(27)	(452)
Depreciation and amortization	214	152	16	385	767
Other noninterest expense	4,828	2,352	660	604	8,444
Income (loss) before income taxes (benefit) and noncontrolling interests	1,708	3,818	391	(592)	5,325
Income taxes (benefit)	396	818	91	(399)	906
Net income (loss)	1,312	3,000	300	(193)	4,419
Less: Net income attributable to noncontrolling interests	26	10		2	38
Net income (loss) excluding noncontrolling interests	$1,286	$2,990	$300	$(195)	$4,381
Average Assets	$103,820	$184,964	$11,124	$211,056	$510,964
(a)There were no material intersegment revenues for the three and nine months ended September 30, 2022 and 2021.
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
The PNC Financial Services Group, Inc. – Form 10-Q 93

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
Table 77 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments' principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment's principal products and services, see Note 24 Fee-based Revenue from Contracts with Customers included in Item 8 of our 2021 Form 10-K.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Table 77: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$224			$248
Brokerage fees	$131		2	$123		4
Total asset management and brokerage	131		226	123		252
Card and cash management
Treasury management fees	11	$328		15	$306
Debit card fees	175			184
Net credit card fees (a)	60			53
Merchant services	48	16		46	17
Other	23			30
Total card and cash management	317	344		328	323
Lending and deposit services
Deposit account fees	146			158
Other	16	8		15	8
Total lending and deposit services	162	8		173	8
Residential and commercial mortgage (b)		36			36
Capital markets related		155			354
Other		11			9
Total in-scope noninterest income	610	554	226	624	730	252
Out-of-scope noninterest income (c)	115	333	5	38	326	4
Noninterest income by business segment	$725	$887	$231	$662	$1,056	$256
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,390			$1,606
Out-of-scope business segment noninterest income (c)			453			368
Noninterest income from other segments			231			367
Noninterest income as shown on the Consolidated Income Statement			$2,074			$2,341

The PNC Financial Services Group, Inc. – Form 10-Q 95

(Continued from previous page)
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$693			$713
Brokerage fees	$400		6	$334		6
Total asset management and brokerage	400		699	334		719
Card and cash management
Treasury management fees	30	$957		33	$793
Debit card fees	513			486
Net credit card fees (a)	178			157
Merchant services	141	47		125	44
Other	73			87
Total card and cash management	935	1,004		888	837
Lending and deposit services
Deposit account fees	433			406
Other	50	25		42	28
Total lending and deposit services	483	25		448	28
Residential and commercial mortgage (b)		100			102
Capital markets related		564			778
Other		33			36
Total in-scope noninterest income	1,818	1,726	699	1,670	1,781	719
Out-of-scope noninterest income (c)	400	933	14	352	949	10
Noninterest income by business segment	$2,218	$2,659	$713	$2,022	$2,730	$729
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$4,243			$4,170
Out-of-scope business segment noninterest income (c)			1,347			1,311
Noninterest income from other segments			437			818
Noninterest income as shown on the Consolidated Income Statement			$6,027			$6,299
(a)Net credit card fees consists of interchange fees of $169 million and $155 million and credit card reward costs of $109 million and $102 million for the three months ended September 30, 2022 and 2021, respectively. Net credit card fees consists of interchange fees of $489 million and $421 million and credit card reward costs of $311 million and $264 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

NOTE 17 SUBSEQUENT EVENTS

On October 28, 2022, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of October 28, 2025 (the “2025 Senior Notes”) and $1.5 billion of senior fixed-to-floating rate notes with a maturity date of October 28, 2033 (the “2033 Senior Notes”). Interest is payable on the 2025 Senior Notes semi-annually in arrears at a fixed rate of 5.671% per annum, on April 28 and October 28 of each year, beginning on April 28, 2023. Beginning on October 28, 2024, interest is payable on the 2025 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.09%, on January 28, 2025, April 28, 2025, July 28, 2025 and at the maturity date. Interest is payable on the 2033 Senior Notes semi-annually in arrears at a fixed rate of 6.037% per annum, on April 28 and October 28 of each year, beginning on April 28, 2023. Beginning on October 28, 2032, interest is payable on the 2033 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 2.14%, on January 28, 2033, April 28, 2033, July 28, 2033 and at the maturity date.

On November 1, 2022, PNC redeemed $1.5 billion of depositary shares representing interests in PNC’s fixed-to-floating rate non-cumulative perpetual preferred stock, Series P. Each depositary share represents a 1/4,000th interest in a share of the Series P preferred stock. The depositary shares were redeemed at a redemption price of $25.00 per depositary share plus declared and unpaid dividends of $0.43763 per depositary share, representing the dividend for the period from August 1, 2022 to, but excluding, November 1, 2022. All 60 million depositary shares outstanding were redeemed.
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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$45,633	$687	2.01%	$54,900	$644	1.56%
Non-agency	885	50	7.57%	1,142	66	7.70%
Commercial mortgage-backed	4,354	81	2.49%	6,280	116	2.47%
Asset-backed	2,885	34	1.56%	5,590	76	1.80%
U.S. Treasury and government agencies	25,448	262	1.36%	31,017	315	1.34%
Other	4,189	82	2.61%	4,889	112	3.05%
Total securities available for sale	83,394	1,196	1.91%	103,818	1,329	1.70%
Securities held to maturity
Residential mortgage-backed	24,317	390	2.14%
Commercial mortgage-backed	1,089	25	3.04%
Asset-backed	3,587	62	2.31%
U.S. Treasury and government agencies	21,243	182	1.14%	802	17	2.86%
Other	1,585	49	4.12%	667	20	4.05%
Total securities held to maturity	51,821	708	1.82%	1,469	37	3.40%
Total investment securities	135,215	1,904	1.88%	105,287	1,366	1.73%
Loans
Commercial and industrial	165,142	3,929	3.14%	140,368	3,049	2.87%
Commercial real estate	34,541	901	3.44%	32,452	734	2.98%
Equipment lease financing	6,168	173	3.73%	6,321	182	3.83%
Consumer	54,692	2,002	4.89%	53,695	1,934	4.82%
Residential real estate	42,378	992	3.12%	29,048	730	3.35%
Total loans	302,921	7,997	3.50%	261,884	6,629	3.36%
Interest-earning deposits with banks	44,641	292	0.87%	81,383	74	0.12%
Other interest-earning assets	9,637	210	2.92%	8,345	142	2.27%
Total interest-earning assets/interest income	492,414	10,403	2.80%	456,899	8,211	2.38%
Noninterest-earning assets	56,029			54,065
Total assets	$548,443			$510,964
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$60,510	$161	0.36%	$69,105	$15	0.03%
Demand	117,485	231	0.26%	99,154	23	0.03%
Savings	108,112	47	0.06%	86,662	32	0.05%
Time deposits	12,125	16	0.18%	18,577	29	0.21%
Total interest-bearing deposits	298,232	455	0.20%	273,498	99	0.05%
Borrowed funds
Federal Home Loan Bank borrowings	7,957	133	2.20%	883	3	0.42%
Bank notes and senior debt	16,249	222	1.80%	22,663	172	1.00%
Subordinated debt	7,131	123	2.30%	6,315	64	1.35%
Other	5,457	64	1.54%	4,701	36	1.02%
Total borrowed funds	36,794	542	1.95%	34,562	275	1.05%
Total interest-bearing liabilities/interest expense	335,026	997	0.39%	308,060	374	0.16%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	148,062			133,999
Accrued expenses and other liabilities	16,061			14,787
Equity	49,294			54,118
Total liabilities and equity	$548,443			$510,964
Interest rate spread			2.41%			2.22%
Impact of noninterest-bearing sources			0.13			0.06
Net interest income/margin		$9,406	2.54%		$7,837	2.28%

The PNC Financial Services Group, Inc. – Form 10-Q 97

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

(Continued from previous page)	Three months ended September 30
	2022			2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$32,500	$192	2.36%	$63,163	$223	1.41%
Non-agency	748	14	7.62%	1,051	21	8.07%
Commercial mortgage-backed	3,489	23	2.70%	6,134	35	2.34%
Asset-backed	110	2	6.31%	5,608	21	1.50%
U.S. Treasury and government agencies	11,789	52	1.73%	38,149	115	1.18%
Other	3,506	22	2.47%	4,994	37	2.90%
Total securities available for sale	52,142	305	2.33%	119,099	452	1.51%
Securities held to maturity
Residential mortgage-backed	39,329	226	2.30%
Commercial mortgage-backed	2,069	18	3.50%
Asset-backed	6,571	42	2.58%
U.S. Treasury and government agencies	34,279	102	1.19%	807	6	2.88%
Other	2,600	27	4.10%	680	7	4.33%
Total securities held to maturity	84,848	415	1.96%	1,487	13	3.54%
Total investment securities	136,990	720	2.10%	120,586	465	1.54%
Loans
Commercial and industrial	172,788	1,632	3.69%	152,964	1,095	2.80%
Commercial real estate	35,140	383	4.27%	37,054	300	3.17%
Equipment lease financing	6,202	60	3.85%	6,300	61	3.83%
Consumer	54,563	731	5.32%	57,533	703	4.85%
Residential real estate	44,333	356	3.21%	37,475	295	3.15%
Total loans	313,026	3,162	3.98%	291,326	2,454	3.32%
Interest-earning deposits with banks	31,892	185	2.32%	80,274	31	0.16%
Other interest-earning assets	9,560	94	3.94%	9,113	47	2.03%
Total interest-earning assets/interest income	491,468	4,161	3.35%	501,299	2,997	2.36%
Noninterest-earning assets	55,629			57,943
Total assets	$547,097			$559,242
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$60,934	$130	0.85%	$82,911	$6	0.03%
Demand	120,358	180	0.59%	106,588	7	0.03%
Savings	106,761	25	0.09%	89,679	10	0.04%
Time deposits	10,020	5	0.26%	19,293	6	0.12%
Total interest-bearing deposits	298,073	340	0.45%	298,471	29	0.04%
Borrowed funds
Federal Home Loan Bank borrowings	16,708	111	2.60%
Bank notes and senior debt	14,597	110	2.96%	22,573	56	0.97%
Subordinated debt	7,614	65	3.43%	6,787	22	1.28%
Other	5,342	31	2.20%	4,992	12	0.93%
Total borrowed funds	44,261	317	2.81%	34,352	90	1.03%
Total interest-bearing liabilities/interest expense	342,334	657	0.75%	332,823	119	0.14%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	141,167			155,948
Accrued expenses and other liabilities	15,699			15,332
Equity	47,897			55,139
Total liabilities and equity	$547,097			$559,242
Interest rate spread			2.60%			2.22%
Impact of noninterest-bearing sources			0.22			0.05
Net interest income/margin		$3,504	2.82%		$2,878	2.27%
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
(b)Loan fees for the three months ended September 30, 2022 and September 30, 2021 were $48 million and $54 million, respectively. Loan fees for the nine months ended September 30, 2022 and September 30, 2021 were $146 million and $151 million, respectively.
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
98    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income (GAAP)	$9,330	$7,785	$3,475	$2,856
Taxable-equivalent adjustments	76	52	29	22
Net interest income (non-GAAP)	$9,406	$7,837	$3,504	$2,878
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

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2021 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LIBOR	London Interbank Offered Rate
ALLL	Allowance for loan and lease losses	LIHTC	Low income housing tax credit
AOCI	Accumulated other comprehensive income	LLC	Limited liability company
ASC	Accounting Standards Codification	LTV	Loan-to-value ratio
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BBVA	BBVA USA Bancshares, Inc.	MSR	Mortgage servicing right
BBVA USA	BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.	NSFR	Net Stable Funding Ratio
BHC	Bank holding company	OCC	Office of the Comptroller of the Currency
bps	Basis points	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief and Economic Security Act	OTC	Over-the-counter
CCAR	Comprehensive Capital Analysis and Review	PCD	Purchased credit deteriorated
CECL	Current expected credit losses	PD	Probability of default
CET1	Common equity tier 1	PPP	Paycheck Protection Program
FHLB	Federal Home Loan Bank	RAC	PNC’s Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
GSIB	Globally systemically important bank	U.S.	United States of America
ISDA	International Swaps and Derivatives Association	VaR	Value-at-risk
LCR	Liquidity Coverage Ratio	VIE	Variable interest entity
LGD	Loss given default
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

The PNC Financial Services Group, Inc. – Form 10-Q 99

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2022 are included in the following table.

2022 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	1,551	$158.64	1,544	57,912
August 1 – 31	1,194	$166.65	1,188	56,724
September 1 – 30	3,921	$156.73	3,921	52,803
Total	6,666	$158.95	6,653
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
(b)On April 4, 2019, our Board of Directors approved the establishment of a stock repurchase program authorization in the amount of 100 million shares of PNC common stock, effective July 1, 2019. Under this authorization, repurchases may be made in open market or privately negotiated transactions, with the timing and exact amount of common stock repurchases depending on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC's SCB. The SCB framework allows for capital returns in amounts up to the level of capital in excess of the SCB minimum. Consistent with the flexibility provided under the SCB framework, our Board of Directors has authorized a repurchase structure program of up to 100 million common shares, of which approximately 53% were still available at September 30, 2022. Under this framework, PNC expects its quarterly repurchases to approximate $700 million to $750 million with the ability to adjust those levels as conditions warrant.

100    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
3.1.10
Statement with Respect to Shares of the 6.200% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series V (incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022)

4.13
Deposit Agreement, dated as of August 19, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts described therein (incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022)

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
The PNC Financial Services Group, Inc. – Form 10-Q 101

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
102    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
462 South 4th Street, Suite 1600
Louisville, KY 40202
800-982-7652
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 2, 2022 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 103