Form 10-K
period 2022-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2023-02-22
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2022, determined using the per share closing price on that date on the New York Stock Exchange of $157.77, was approximately $64.6 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 3, 2023: 399,682,159
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2022 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2022 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2022 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2022 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2022 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for financial performance, such as earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance, including our sustainability strategy. This Annual Report on Form 10-K (the Report or Form 10-K) also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 21 Legal Proceedings. In this Report, “PNC,” “we,” “us,” “the Company” or “the Corporation” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 194 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS

Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in Canada, China, Germany and the United Kingdom. At December 31, 2022, our consolidated total assets, total deposits and total shareholders’ equity were $557.3 billion, $436.3 billion and $45.8 billion, respectively.

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

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results of operations and balance sheets for all periods presented in this Report reflect the benefit of BBVA’s acquired businesses for the period since the acquisition closed on June 1, 2021.

For additional information on the acquisition of BBVA, see Note 2 Acquisition and Divestiture Activity.

Discontinued Operations
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion with an after-tax gain on sale of $4.3 billion. BlackRock’s historical results are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity.

Subsidiaries

Our corporate legal structure at December 31, 2022 consisted of one domestic subsidiary bank, including its subsidiaries, and 59 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. Our bank subsidiary is PNC Bank, a national bank chartered in Wilmington, Delaware. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  1

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet And Net Interest Analysis	190
Analysis Of Year-To-Year Changes In Net Interest Income	191
Maturities And Weighted-Average Yield Of Securities	117
Selected Loan Maturities And Interest Sensitivity	192
Credit Ratios	65, 69 and 70
Allocation Of Allowance For Credit Losses	69
Average Amount And Average Rate Paid On Deposits	190
Uninsured Deposits and Time Deposits	193

Supervision and Regulation

The PNC Financial Services Group, Inc. is a BHC registered under the BHC Act and a financial holding company under the GLB Act. More than 99% of the assets of PNC are held in its domestic bank subsidiary, PNC Bank, a national banking association chartered and located in Wilmington, Delaware.

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 20 Regulatory Matters for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy and liquidity requirements. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions. See the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory initiatives on the regulatory environment for us and the financial services industry.

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
2    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Among the areas that have been receiving a high level of regulatory focus are compliance with the BSA and anti-money laundering laws, capital and liquidity management (including stress testing), the structure and effectiveness of enterprise risk management frameworks, the protection of confidential customer information, cybersecurity, the oversight of arrangements with third-party vendors and suppliers, and compliance with fair lending and other consumer protection laws and regulations, including those governing retail sales practices, fee disclosures, unfair, deceptive or abusive acts or practices, collection practices, protections for military service members and individuals in bankruptcy, and the management of risks associated with the Paycheck Protection Program we participated in to help businesses mitigate the impact of the COVID-19 pandemic.

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

Banking Regulation and Supervision
Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. The foundation of the agencies’ regulatory capital rules is the international regulatory capital framework developed by the Basel Committee, the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions. The regulatory capital rules establish minimum requirements for the ratio of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratio of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements. The agencies’ regulatory capital rules have undergone significant change since 2013, when the agencies adopted final rules to implement the Basel Committee’s international regulatory capital framework, known as “Basel III”, as well as certain provisions of Dodd-Frank. In September 2022, the federal banking agencies announced their intent to revise U.S. regulatory capital requirements to align them with the international standards finalized by the Basel Committee in December 2017, which include, among other items, changes to the standardized approach for credit risk, the credit valuation adjustment risk framework, operational risk framework and the leverage ratio framework. These changes could increase capital requirements for U.S. banking organizations, including PNC.

The federal banking agencies tailor the application of their capital, liquidity and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization. The agencies’ capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital and liquidity requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III firms because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. PNC and PNC Bank would become a Category I or II institution, and subject to more stringent capital and liquidity standards, if PNC were at some point in the future to have $700 billion or more in total consolidated assets, be designated as a GSIB, or have $75 billion or more in cross-jurisdictional activity. As of December 31, 2022, PNC had cross-jurisdictional activities for these purposes of $24.1 billion.

The regulatory capital rules generally divide regulatory capital into three components: CET1 capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, and qualifying minority interests less required deductions. As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available for sale securities and pension and other post-retirement plans from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less required deductions. Tier 2 capital generally comprises qualifying subordinated debt and, subject to certain quantitative limits, ACL, less any required deductions from Tier 2 capital. The regulatory capital rules limit the extent to which minority interests in consolidated subsidiaries may be included in regulatory capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Under the regulatory capital rules, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such categories individually exceed 25% of the institution’s adjusted CET1 capital. As of December 31, 2022, PNC and PNC Bank’s investments in unconsolidated financial institutions, MSRs and deferred tax assets did not exceed this threshold.

The agencies’ capital rules also permit banking organizations to elect to phase-in, on a straight-line basis over a three-year period, the day-one regulatory capital effects of implementing the Financial Accounting Standards Board’s ASU 2016-13 - Financial Instruments
The PNC Financial Services Group, Inc. – 2022 Form 10-K  3

- Credit Losses (Topic 326), commonly referred to as the CECL standard. PNC implemented the CECL standard effective January 1, 2020, but elected not to implement the phase-in of the day-one regulatory capital effects of the standard. Separately, the rules permit banking organizations that were subject to CECL during 2020 to delay CECL’s estimated impact on CET1 capital. CECL’s estimated impact on CET1 capital is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date compared to CECL ACL at transition. For institutions electing to utilize this CECL transition rule for regulatory capital, the estimated CECL impact was added to CET1 through December 31, 2021, and will be phased-out over the following three years. PNC and PNC Bank elected this five-year transition period effective March 31, 2020, which impacts the regulatory capital ratios disclosed in this Report. See Note 1 Accounting Policies for more detail on CECL and the ACL.

PNC and PNC Bank are required to use the standardized approach for determining risk-weighted assets for purposes of calculating the risk-based capital ratios. The standardized approach for risk-weighted assets takes into account credit and market risk. To calculate risk-weighted assets under the standardized approach for credit risk, the nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are generally multiplied by risk weights set forth in the rules, with the risk weights increasing as the perceived credit risk of the relevant asset or exposure increases. For certain types of exposures, such as securitization exposures, the standardized approach establishes one or more methodologies that are to be used to calculate the risk-weighted asset amount for the exposure. High volatility commercial real estate, past due, and equity exposures, as well as MSRs and deferred tax assets that are not deducted from capital, are generally subject to higher risk weights than other types of exposures. Under the market risk capital rule, risk-weighted asset amounts for covered trading positions are determined based on the calculation of VaR (including stressed VaR), specific risk, incremental risk and comprehensive risk amounts, as specified in the capital rules.

We refer to the capital ratios calculated using the definition of capital under the agencies’ Basel III capital rules and, for the risk-based ratios, standardized risk-weighted assets, as our Basel III regulatory capital ratios.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” In 2020, the Federal Reserve introduced a CET1 SCB for BHCs subject to the Federal Reserve’s CCAR process, such as PNC. The SCB is calculated based on the difference between a firm’s starting and minimum CET1 ratio (as projected by the Federal Reserve) in the supervisory severely adverse scenario during the CCAR process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2022, PNC’s SCB for the period from the fourth quarter of 2022 through the third quarter of 2023 was set at 2.9%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

PNC and PNC Bank must maintain risk-based capital above the minimum risk-based capital ratio requirements plus its SCB (in the case of PNC) or capital conservation buffer (in the case of PNC Bank) in order to avoid limitations on capital distributions, including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock, and certain discretionary incentive compensation payments. As a result, to avoid limitations on capital distributions and certain discretionary incentive compensation payments, PNC must maintain a CET1 capital ratio of at least 7.4%, a Tier 1 capital ratio of at least 8.9%, and a Total capital ratio of at least 10.9%, and PNC Bank must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a Total capital ratio of at least 10.5%. In addition, while a firm’s SCB is typically determined as part of the Federal Reserve’s annual CCAR process, the Federal Reserve has the right to conduct supervisory stress tests, require a firm to submit a revised capital plan and calculate a firm’s SCB more frequently. BHCs subject to a SCB, such as PNC, generally may increase their capital distributions without seeking prior Federal Reserve approval, provided the BHC otherwise complies with its SCB and any other applicable capital or capital distribution requirements.

For Category III banking organizations (such as PNC and PNC Bank), the Federal Reserve and OCC can supplement these higher SCB or capital conservation buffer levels above the regulatory minimums by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer, which must be held in the form of CET1 capital, is currently set at zero in the U.S. A Federal Reserve policy statement establishes the framework and factors the Federal Reserve would use in setting and adjusting the amount of the U.S. countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the Federal Reserve establishes an earlier effective date.

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, and require Category III banking organizations to maintain a minimum amount of Tier 1 capital as compared to total leverage exposure, referred to as the supplementary leverage ratio. Total leverage exposure takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%, and Category III banking organizations must maintain a minimum supplementary leverage ratio of
4    The PNC Financial Services Group, Inc. – 2022 Form 10-K

3.0%. As of December 31, 2022, the leverage and supplementary leverage ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum total loss-absorbing capacity or enhanced supplementary leverage ratio requirements that apply to U.S. GSIBs. However, it is possible that the agencies will consider applying one or more of these requirements in the future to additional BHCs or insured depository institutions like PNC and PNC Bank. In October 2022, the Federal Reserve and FDIC jointly issued an advance notice of proposed rulemaking to solicit input on potential changes to the resolution-related requirements applicable to large banking organizations like PNC that are not GSIBs, including a requirement to maintain loss-absorbing capacity at the bank or holding company in the form of long-term debt.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including a limitation on the ability to pay dividends or repurchase shares, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s supplementary leverage ratio (if applicable). Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, PNC and PNC Bank must remain “well capitalized” for PNC to continue to take advantage of financial holding company status.

At December 31, 2022, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section of this Report and Note 20 Regulatory Matters.

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

In evaluating PNC’s capital plan, the Federal Reserve also considers a number of qualitative factors. In assessing a BHC’s capital planning and stress testing processes, the Federal Reserve considers whether the BHC has sound and effective governance to oversee these processes. The Federal Reserve’s evaluation focuses on whether a BHC’s capital planning and stress testing processes are supported by a strong risk management framework to identify, measure and assess material risks and that provides a strong foundation to capital planning. The Federal Reserve also considers the comprehensiveness of a BHC’s control framework and evaluates a BHC’s policy guidelines for capital planning and assessing capital adequacy. A BHC’s stress testing scenario design processes and approaches for estimating the impact of stress on its capital position, including stress testing models and non-model qualitative approaches, may be reviewed to ensure that projections reflect the impact of appropriately stressful conditions, as well as risks idiosyncratic to the BHC, on its capital position. Significant deficiencies in a BHC’s capital planning and stress testing processes may result in supervisory directives that require the firm to address the identified deficiencies and, potentially, a downgrade in the BHC’s supervisory capital positions and planning rating.

In connection with the 2023 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2022, with the Federal Reserve by April 5, 2023. In June 2023, we expect to receive PNC’s preliminary SCB for the period from the fourth quarter of 2023 through the third quarter of 2024. The Federal Reserve must provide firms their final SCB for this period by August 31, 2023, which would reflect any changes made to the firm’s planned common stock dividends to remain in compliance with the firm’s SCB.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  5

As a Category III institution, PNC must conduct a company-run DFAST stress test biennially in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macroeconomic scenario and applying the agencies’ DFAST capital action assumptions.

As part of the DFAST and annual CCAR processes, the Federal Reserve releases certain revenue, loss and capital results for each participating firm from its supervisory stress testing exercises.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee’s Basel III framework also includes short-term liquidity standards and long-term funding standards, such as LCR and NSFR, respectively.

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

As Category III institutions with less than $75 billion in weighted short-term wholesale funding, PNC and PNC Bank are subject to reduced LCR and NSFR requirements, with each company’s LCR net outflows and NSFR required stable funding (as calculated under the rules) reduced by 15%, thereby reducing the amount of high-quality liquid assets or available stable funding each institution must hold to meet the LCR and NSFR minimum requirements, respectively. As of December 31, 2022, PNC had weighted short-term wholesale funding for these purposes of $33.7 billion.

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

Additionally, as a Category III institution, PNC also must, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test and maintain a contingency funding plan that meets certain requirements.

For additional discussion of regulatory liquidity requirements, refer to the Liquidity and Capital Management portion of the Risk Management section of this Report.

Source of Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank also is subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 20 Regulatory Matters. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of this Report.

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
6    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company (referred to as SCCL), and certain oversight and governance responsibilities for PNC’s Chief Risk Officer, the Board of Directors, and the Risk Committee of the Board of Directors. Under the Federal Reserve’s SCCL rules, PNC’s aggregate net credit exposure (including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities and derivative transactions) to any unaffiliated counterparty may not exceed 25% of PNC’s Tier 1 capital.

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

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than Satisfactory. A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than Satisfactory. At December 31, 2022, PNC Bank had a rating of Outstanding with respect to CRA. In May 2022, the federal banking agencies issued a notice of proposed rulemaking to amend the regulations implementing the CRA. The proposal, among other things, would significantly expand the number of areas in which a bank is evaluated under the CRA, change the tests used to evaluate a bank in those areas, and expand the data a bank must collect and report. We expect the federal banking agencies to finalize revisions to the regulations implementing the CRA in 2023, which may increase PNC Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating.

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  7

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate based on the actions, operations or risk management programs of a BHC, an insured depository institution or their subsidiaries, and the Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agency determines to be unfair or deceptive. A finding that we have engaged in a deceptive act or practice may have collateral consequences on our ability to rely on certain exemptions in, or take advantage of certain provisions of, the securities laws absent a government waiver of such restrictions.

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

The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements. As a result of the amount of PNC common stock held by its advised mutual funds and other accounts, the Vanguard Group is considered a principal shareholder of PNC Bank for purposes of these regulations. The federal banking agencies have issued an interagency statement addressing the application of these insider lending restrictions to the other portfolio companies owned or controlled by the advised funds and accounts of a fund complex that could be considered a principal shareholder of a bank, which is effective through the sooner of January 1, 2024, and the effective date of a final Federal Reserve rule that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are considered insiders of the bank. The statement explains that the federal banking agencies will continue to exercise discretion to not take enforcement action against either a fund complex that is a principal shareholder of a bank, or a bank for which a fund complex is a principal shareholder, with respect to extensions of credit by the bank to the related interests of such fund complex that otherwise would violate the insider lending restrictions, subject to certain conditions.

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
8    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

The Federal Reserve also has issued rules governing when a BHC is presumed to “control” another company for purposes of the BHC Act, thereby causing the company to be considered a subsidiary for purposes of the BHC Act. The rules establish a set of presumptions identifying when a BHC would be deemed to control another company, with the nature and scope of relationships a BHC may have with a non-controlled company (e.g., director or officer representatives, scope of business relationships, etc.) declining as the BHC’s voting ownership percentage in the company increases.

FDIC Insurance and Related Matters. PNC Bank is insured by the FDIC and subject to deposit premium assessments. PNC Bank, as an insured depository institution with over $50 billion in assets and controlled by a BHC with over $500 billion in assets on a consolidated basis, is a “highly complex institution” under the FDIC’s methodology for determining premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher fee percentages would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary federal banking regulator through its examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC, including brokered deposits. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies. The agencies, however, have reserved the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan. PNC filed a targeted resolution plan in December 2021 and received feedback from the agencies in December 2022 that did not identify any shortcomings or deficiencies in PNC’s plan.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  9

In addition to the proposed long-term debt requirements noted above, the Federal Reserve’s and FDIC’s October 2022 advance notice of proposed rulemaking solicited input on other potential changes to the resolution-related requirements applicable to large banking organizations like PNC that are not GSIBs. The advance notice of proposed rulemaking solicited comments and posed specific questions on whether to impose GSIB-like resolution requirements on large banking organizations that are not GSIBs, including a “clean holding company” requirement that would prohibit top-tier holding companies from entering certain financial arrangements (such as short-term borrowing or derivative contracts), separability requirements, the Federal Reserve’s supervisory guidance on recovery planning, and certain disclosure requirements currently applicable to GSIBs. Such requirements could, among other things, increase PNC’s borrowing costs, require the implementation of new operational capabilities, and require changes to PNC’s resolution strategies at the holding company level and bank level.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. In January 2021, the FDIC lifted the moratorium that it had instituted on resolution plan filings by insured depository institutions. PNC Bank filed its resolution plan in December 2022 and is awaiting feedback from the FDIC.

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

Securities and Derivatives Regulation
Our registered broker-dealers and investment adviser subsidiaries are subject to the Exchange Act, and the Investment Advisers Act of 1940, respectively, and related rules and regulations promulgated by the SEC. These rules, for example, require that broker-dealers and investment advisers act in a customer’s best interest when making investment recommendations to retail customers, which includes managing conflicts of interest, providing required disclosures and exercising a duty of care in making investment recommendations. FINRA is the primary self-regulatory organization for our registered broker-dealer subsidiaries. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

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
10    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

The regulations and requirements applicable to PNC Bank, as a provisionally registered CFTC swap dealer, impose compliance burdens on PNC Bank and introduce additional legal risks (including as a result of applicable anti-fraud and anti-manipulation provisions and private rights of action). In addition, failure to comply with the “pay-to-play” regulations that govern our swap and municipal securities businesses could result in limitations on PNC Bank’s ability to conduct swap and municipal securities business with state or local governments and their authorities.

Regulations of Other Agencies
In addition to regulations issued by the federal banking, securities and derivatives regulators, we also are subject to regulations issued by other federal agencies with respect to certain financial products and services we offer. For example, certain of our fiduciary, brokerage and investment management activities are subject to regulations issued by the Department of Labor under ERISA and related provisions of the Internal Revenue Code.

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
•Mutual fund complexes,
•Merchant banks,
•Insurance companies,
•Private equity firms, and
The PNC Financial Services Group, Inc. – 2022 Form 10-K  11

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

Human Capital
We place great importance on having the right people in the right roles, with the right skills, and doing their best work. By focusing on the growth and development of our talented team members, we believe we are best positioned to deliver results for our customers. We believe when our employees deliver for our customers, they deliver for our communities and shareholders as well.

PNC devotes substantial resources to managing and developing human capital. Our Board of Directors provides oversight of our human capital management strategies, programs and policies developed by our Chief Human Resources Officer and senior management team and is assisted by our Board’s Nominating and Governance and Human Resources Committees. Our Management Level Executive Committee assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters.

The Board of Directors also includes a Special Committee on Equity & Inclusion, which assists the Board in its oversight of management’s equity and inclusion efforts. Additionally, under the leadership of the Chief Corporate Responsibility Officer, PNC operates a corporate responsibility department. The Chief Corporate Responsibility Officer is a member of the Executive Committee, reporting directly to the Chief Executive Officer. The Board of Directors provides formal oversight of the company’s corporate responsibility strategy and regularly reviews policies, programs and strategies foundational to the work of the corporate responsibility department. Additionally, our Corporate Diversity Council is co-chaired by our Chief Executive Officer and Chief Diversity Officer and includes senior leaders from across the organization. The council is responsible for overseeing strategic corporate initiatives that impact the creation and sustainment of an inclusive corporate culture and a talented, diverse workforce.

Employees totaled 61,545 at December 31, 2022. This total included 59,894 full-time and 1,651 part-time employees, of which 32,467 full-time and 1,577 part-time employees were employed in our Retail Banking business.

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

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders, and we measure our managers against our Leadership Standards. Our talent priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands we fill approximately 56% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 500 interns and 500 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas.
•Diversity, equity and inclusion. We focus on attracting, developing and retaining a diverse workforce that reflects and is equipped to meet the needs of our diverse customer base. Based on employee self-disclosure, we measure representation of LGBTQ+, people with disabilities, veterans and women, and across all races and certain ethnicities. As of December 31, 2022, approximately 59% of PNC’s workforce and 51% of PNC’s employees in managerial roles were women. People of color represented approximately 35% of PNC’s workforce, including 26% of our employees in managerial roles, as of
12    The PNC Financial Services Group, Inc. – 2022 Form 10-K

December 31, 2022. As part of building a pipeline of diverse talent, 73% of the early career development program participants in 2022 were diverse, including LGBTQ+, women, veterans, people of color and those with a disability.
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

Climate Change Strategy

We recognize that environmental issues, such as climate change, could pose significant financial, legal and reputational risk to PNC. We support the transition to a low-carbon economy by striving to manage our physical footprint in a sustainable manner, incorporating climate-related risk considerations into our ERM framework, integrating responsible investing strategies into our investment and portfolio management practices, and helping clients finance their own sustainability goals. These tenets have been incorporated into our Climate Action Strategy that was formalized at the start of 2022 to set us on a pathway to finance the transition to a low-carbon economy. Our approach will be iterative and flexible, highlighting five main areas: employee engagement; long-term collaboration with stakeholders, external partners and industry groups; support for our customers’ transition plans; executing on our own operation sustainability goals; and portfolio alignment over time, emphasizing climate risk identification and management, and financed emissions calculations as initial work sets.

Our governance of climate issues seeks to ensure an appropriate balancing of environmental considerations with other organizational priorities as we pursue our purpose of helping all of our stakeholders move forward financially. PNC’s Board oversees the environmental, social and governance issues most relevant to PNC’s business and our climate change-related efforts. Specific internal working groups, engaging with relevant stakeholders within PNC, then carry out these efforts. In addition, we have an established risk management framework that helps identify, assess, monitor and report on environmental and social risks, including those related to climate change. PNC’s recently established Climate Risk Committee specifically oversees the integration of climate-related risks into the ERM Framework.

We assess climate change risks under two distinct categories: transition risks and physical risks. Transition risks are experienced as the world moves toward a low-carbon economy and becomes less reliant upon fossil fuels. They can be reputational in nature or driven by changes in the market, technology and/or policy. Because transition risks are typically experienced to a greater degree in the short- to medium-term, they are dependent upon near-term policy decisions. Physical risks arise from risks associated with natural perils, such as hurricanes, fires, floods and drought. Physical risks may increase due to a changing climate, and we believe such increased risks are realized to a greater degree in the medium- to long-term. Transition and physical risks each requires a different risk management approach, and we explore a range of possible outcomes to gain insight on how to best manage these risks.

For more information on PNC’s climate change-related risks, see Item 1A Risk Factors and the Credit Risk Management section of this Report.

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

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate internet address is www.pnc.com, and you can find this information at www.pnc.com/secfilings. Shareholders and bondholders may obtain copies of these filings without charge by contacting PNC Investor Relations at 800-843-2206 or via the request financial information form at www.pnc.com/investorrelations for copies without exhibits, or via e-mail to
The PNC Financial Services Group, Inc. – 2022 Form 10-K  13

investor.relations@pnc.com for copies of exhibits, including financial statement and schedule exhibits where applicable. The interactive data file (XBRL) exhibit is only available electronically.

Information about our Board of Directors and its committees and corporate governance, including our PNC Code of Business Conduct and Ethics (as amended from time to time), is available on our website at www.pnc.com/corporategovernance. In addition, any future waivers from a provision of the PNC Code of Business Conduct and Ethics covering any of our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Human Resources, or Risk Committees (all of which are posted on our website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at The PNC Financial Services Group, Inc at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge.

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

14    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance risk taking with revenue generation and profitability. We discuss our principal risk management oversight and processes and, in appropriate places, related historical performance and other metrics in the Risk Management section of this Report.

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

Summary
The following is a summary of the Risk Factors in this Item 1A:

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
•The scheduled cessation of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.
•Climate change-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.
•We are subject to risks related to the use of technology which is critical to our ability to maintain or enhance the competitiveness of our businesses and is dependent on having the right to use its underlying intellectual property. We could also suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology, including as a result of third-party breaches of data security either at PNC or at third parties handling PNC information.
•Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties, the concentration and mix of our assets, market interest rates and movements in those rates and changes in the values of financial assets.
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
•We are subject to operational risks as a result of our dependence on the effectiveness and integrity of our employees and internal systems and on third-party vendors, service providers and other counterparties over whom we do not have direct control.
•We are subject to risks related to growing our business by acquiring other financial services business from time to time as these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.

Risks Related to the Economy and Other External Factors, Including Regulation
Our business and financial performance are vulnerable to the impact of adverse economic conditions.

As a financial services company, our business and overall financial performance are affected to a significant extent by economic conditions, primarily in the U.S.

Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns and higher inflation and unemployment. This may be further exacerbated by the expiration of pandemic-related government assistance in the U.S., which could lead to a decrease in economic activity and a deterioration in households’ finances, particularly if consumers also continue to face high inflation. In addition, periods of inflation may affect certain of our costs or expenses (including increasing our cost of capital and labor), erode consumer and customer purchasing power, confidence and spending and may also reduce our tolerance for extending credit. Increases in costs or expenses impacting our customers’ operations and financial performance, such as the interest rates payable on their debt obligations, could increase our credit risk or decrease the demand for our products and services.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  15

While the U.S. economy has generally improved since the onset of the COVID-19 pandemic, we now operate in an uncertain economic environment as a result of the impacts of the pandemic and responsive measures to manage it, high inflation, supply chain disruptions, changes in the labor markets, volatile energy prices and geopolitical tensions (including as a result of the Russia-Ukraine conflict). These conditions may not abate in the near term, and their continuation could materially adversely affect our operations and financial performance. Such economic conditions also have led and may continue to lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Any of these effects would likely have an adverse impact on our operations and financial performance, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy. For example, shifting consumer behavior with respect to retail purchases being made over the internet rather than in physical stores has negatively impacted performance by some retailers. This likely decreases demand for financial services in that sector, possibly harming the creditworthiness of some shopping mall operators, retail companies and others with whom we do business. As another example, we could experience an increase in credit losses as a result of structural and secular changes fostered by the pandemic for certain sectors of the economy. In addition, remote work has adversely affected and may continue to adversely affect commercial real estate, as well as businesses whose customers have historically been office workers. Affected companies have experienced and may continue to experience lower levels of business and possible declining creditworthiness.

Given the geographic scope of our business and operations, we are most exposed to issues within the U.S. economy and financial markets. Our foreign business activities continue to be a relatively small part of our overall business. As a result, the direct impact on our business and financial performance from economic conditions outside the U.S. is not likely to be significant, although the impact would increase if we expanded our foreign business more than nominally. We are, however, susceptible to the risk that foreign economic conditions could negatively affect our business and financial performance. Primarily, this risk results from the possibility that poor economic conditions or financial market disruptions affecting other major economies would also affect the U.S.

Throughout the remainder of this Risk Factors section, we address specific ways in which economic issues could create risk for us and result in adverse impacts on our business and financial performance.

The impact of government legislation, regulation and policy and other political factors on the economy could have an adverse effect on our business and financial performance.

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter their behavior in ways that impact demand for our products and services. Such changes may also alter the profitability of the transactions in which we engage or result in increased regulatory burden and associated costs. PNC may alter the types or terms of the products and services we offer to reflect such changes. Uncertainty regarding future law or policy may have similar impacts. In addition, the application of some laws may be uncertain, require significant judgment and be subject to differing interpretations. Congress and the agencies that regulate us have changed and may continue to change the laws and policies that are applicable to us, including their interpretations of rules and guidelines, which has subjected and may continue to subject financial institutions like us to heightened levels of regulation and supervision and more stringent enforcement and potentially severe penalties. For example, the increased time frames and difficulty in obtaining regulatory approvals for acquisitions and other activities could affect our ability to make acquisitions or introduce new products and services. As another example, tax laws and tax rates may be subject to significant change and an increase in our effective tax rates could adversely affect our business, results of operation and financial condition. In addition, these changes may adversely impact our operations or financial condition as discussed in more detail in the Risk Factor headed “As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and the way they are implemented can have a significant impact on our businesses and operations and our ability to grow and expand.”

Some of the legislation responsive to the COVID-19 pandemic (such as the CARES Act and the Consolidated Appropriations Act that provided for certain commercial and consumer protections) altered the profitability of the transactions in which we engage, and other laws related to employee benefits increased administrative, compensation and benefits costs to us. Other such laws may be enacted in response to other extraordinary events beyond PNC’s control that have similar or broader effects on us and could adversely affect our financial condition and results of operations, possibly materially, in other ways that are not now known to us.

Concern regarding the ability of Congress and the President collectively to reach agreement on federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial governmental shutdowns, also can have adverse economic consequences and create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance. Divided control of the U.S. government may increase concern over the inability of Congress and the President to reach necessary agreements and make government shutdowns or defaults in government obligations more likely.

The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance.

The monetary policies of the Federal Reserve, including changes in the federal funds rate, open market operations and balance sheet management, have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance and volatility. These policies can thus affect the activities and results of operations of financial
16    The PNC Financial Services Group, Inc. – 2022 Form 10-K

companies such as PNC. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments.

The FOMC has increased its benchmark rates from a range of 0% to 0.25% from March 2020 through 2021 to 4.75% as of February 1, 2023 in an effort to reduce high rates of inflation. Although we may not accurately predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results, we anticipate that the FOMC will increase the federal funds rate by an additional 25 basis points in March. This would bring the federal funds rate to a range of 4.75% to 5.00% by mid-March. We expect a federal funds rate cut of 25 basis points in early 2024 as inflation moves toward the FOMC’s 2% long-term objective.

In addition, actions by governmental authorities in other countries, including with respect to monetary policy, could impact financial markets and global interest rates, which could affect rates in the U.S. as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have potential effects on us as described above.

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

As a result, we are subject to numerous laws and regulations, with multiple regulators or agencies having supervisory or enforcement oversight over aspects of our business activities. These laws, regulations and supervisory activities are intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, consumer protection and to prevent money laundering and terrorist financing and are not primarily intended to protect PNC security holders. In addition to regulation in the U.S., we are also subject to foreign regulation to a limited extent as a result of our business activities outside the U.S.

Applicable laws and regulations restrict our permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or new requirements and limitations on how we conduct our business. In particular, the financial services industry continues to face heightened scrutiny, particularly with respect to BSA and AML compliance requirements and consumer compliance and protection matters. For example, under Dodd-Frank, the CFPB has broad authority to protect consumers from “unfair, deceptive and abusive acts or practices,” the definition of which is being clarified through heightened instances of CFPB enforcement actions and proceedings.

The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Federal law grants substantial supervisory and enforcement powers to federal banking regulators. The results of routine and non-routine supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions or obtain necessary regulatory approvals in connection therewith, or otherwise require us to modify our businesses practices in a manner that materially impacts our financial condition or results of operations. These activities also could result in significant fines, penalties or required corrective actions, some of which could be expensive and difficult to implement. In addition, another financial institution’s violation of law or regulation may give rise to an investigation of the same or similar activities of PNC.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  17

risk. A failure to comply with regulatory requirements or deficiencies in risk management practices could be incorporated in our confidential supervisory ratings, which could limit PNC’s ability to expand or require additional approvals before engaging in certain business activities.

See the immediately following Risk Factor for a discussion of risks associated with capital and liquidity regulation. Also see the Supervision and Regulation section of this Report for more information concerning the regulation of PNC, including those areas that have been receiving a high level of regulatory focus. Note 20 Regulatory Matters also discusses some of the regulations applicable to us.

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

Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process. The Federal Reserve can also impose additional limitations on capital distributions, such as the limitations on distributions imposed in response to the COVID-19 pandemic and the 2007-2008 financial crisis. In addition, dividends from PNC Bank and, to a lesser extent, non-bank subsidiaries are PNC’s principal source of funds to, among other things, pay dividends on and make repurchases of its capital stock. Many of our subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or limit dividends to PNC. Limitations on PNC’s ability to receive dividends from its subsidiaries, including PNC Bank, could have a material adverse effect on its liquidity and ability to pay dividends on and make repurchases of its capital stock, especially to the extent that PNC must first service any outstanding debt obligations.

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

The Basel Committee continues to develop policies and standards for the prudential regulation of banks. See the Supervision and Regulation section of this Report. Generally, as it is unclear whether or how these initiatives will be implemented in the U.S., we are unable to estimate what potential impact such initiatives may have on us. We expect the federal banking agencies to propose rules in 2023 to implement the capital- and liquidity-related final set of Basel III standards issued by the Basel Committee in December 2017.

Regulatory capital and liquidity requirements are subject to regular review and revision by the Basel Committee and the U.S. banking agencies. For example, under the 2019 Tailoring Rules, certain BHCs are classified as Category I, Category II, Category III or Category IV firms. While PNC and PNC Bank currently are Category III firms, if PNC or PNC Bank became a Category I or II institution, we would be subject to more stringent capital and liquidity standards, which would likely increase some of the potential adverse effects described above. Future changes to the capital and liquidity rules to require PNC or PNC Bank to maintain more or higher quality capital or greater liquidity would also likely increase some of the potential adverse effects described above.

The regulatory capital and liquidity frameworks, as well as certain other prudential requirements and standards that are applicable to PNC, including related proposed rules, are discussed in the Supervision and Regulation section of this Report and the Liquidity and Capital Management portion of the Risk Management section of this Report.

A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.

Our credit ratings are based on a number of factors, including the financial strength of PNC and PNC Bank, and factors outside of our control, such as conditions affecting the financial services industry generally. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds and increase our cost of capital and limit the number of investors or counterparties willing to do business with or lend to us. For example, downgrades could negatively impact our right to continue to service mortgages. Downgrades could also adversely affect our ability to attract or retain customers, including deposits. In addition, a downgrade in our credit ratings could trigger obligations to make cash or collateral payments under derivative contracts with certain counterparties. There can be no assurance that we will maintain our current ratings and outlooks. For information on our credit ratings, see the Liquidity and Capital Management portion of the Risk Management section of this Report.

18    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The scheduled cessation of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate.

A significant portion of our transactions involve variable or adjustable interest rates that are calculated by adding a contractually defined credit spread to a base or reference rate. Until recently, LIBOR was the reference rate used for a substantial majority of our transactions involving variable or adjustable interest rates, including those in which we lend money, issue securities, or purchase and sell securities issued by others, as well as many derivative transactions that we enter into to manage our or our customers’ risk. We also service variable or adjustable-rate financial instruments entered into by others that have historically commonly used LIBOR as the reference rate. Based upon guidance communicated by the Federal Reserve and other official sector representatives, PNC stopped entering into new USD LIBOR contracts as of December 31, 2021, subject to certain limited exceptions. However, we maintain a sizable book of owned and serviced LIBOR reference rate assets. For more information on our LIBOR reference rate assets, see the Market Risk Management portion of the Risk Management section of this Report.

As announced by ICE Benchmark Administration Limited and the U.K. Financial Conduct Authority, as of June 30, 2023, the current form of USD LIBOR will no longer be available, and any alternative form of USD LIBOR published using a new methodology for rate calculation (i.e., “synthetic LIBOR”) would not be a “representative” rate. As a result, most USD LIBOR reference rate assets will require a replacement reference rate on or about that time. That replacement reference rate will either be implemented consistent with contractual terms or by operation of law.

Currently, SOFR is the alternative reference rate replacing USD LIBOR for most types of transactions and, under recently enacted federal legislation addressing LIBOR cessation, is the replacement reference rate to be used for certain LIBOR contracts when LIBOR cessation occurs, including those that do not include terms for determining a replacement reference rate. LIBOR and SOFR are based on different inputs. LIBOR is intended to reflect the borrowing cost of certain global banks, while SOFR is derived from rates on overnight U.S. Treasury repurchase transactions, which are essentially overnight loans secured by U.S. Treasury securities. To address differences between LIBOR and SOFR, certain industry-recommended LIBOR contract provisions that provide a mechanism to transition to a SOFR reference rate include the concept of an adjustment spread. The adjustment spread is applied when a LIBOR-based contract moves to the SOFR replacement reference rate. These recommended adjustment spreads are based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor and were fixed on March 5, 2021 as a result of announcements by ICE Benchmark Administration (the administrator of LIBOR) and the UK Financial Conduct Authority (the regulatory supervisor of the IBA) of the dates after which all LIBOR settings will either cease to be provided or will no longer be representative. The same adjustment spreads will also be operational under current federal law.

Changing the reference rate to SOFR is highly likely to result in some value transfer between parties to instruments originally based on LIBOR, and we have experienced some value transfer in connection with instruments that have been amended away from LIBOR in anticipation of its cessation. That value transfer arises because no reference rate will replicate LIBOR exactly, and, accordingly, any replacement reference rate will not behave identically to LIBOR over time.

Any value transfer could be financially adverse or beneficial to us or to the other contracting parties (such as a borrower, derivative counterparty or bond holder). Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into and the trading market for LIBOR-based securities. Any theoretical benefit to us could result in counterparty dissatisfaction, which could impair relationships that result in loss of business or could lead to litigation (potentially as class actions). As a result, over the life of a transaction that transitions from LIBOR to a replacement reference rate, our monetary obligations to a counterparty (or its obligations to us) and the yield we receive (or pay) from the transaction with that counterparty may change from that which would have resulted from a continuation of LIBOR.

Another set of risks associated with LIBOR cessation relates to how the transition from LIBOR to another rate will be implemented. For some instruments, the method of transitioning to a replacement reference rate may be challenging, especially where the contract does not provide for a transition upon LIBOR ceasing or becoming a nonrepresentative rate, or where the relevant contractual language relating to a potential transition is ambiguous or inadequate under the circumstances.

For example, most bilateral, uncleared LIBOR-based interest rate derivative contracts executed prior to January 25, 2021, did not include adequate contractual provisions to address LIBOR cessation. In response, ISDA published a protocol pursuant to which industry participants can agree with any other industry participant that adheres to the protocol to include ISDA’s new LIBOR replacement provisions into legacy derivative contracts. However, the new ISDA replacement provisions and the replacement provisions that have been adopted for loans would result in a mismatch between the replacement reference rate included in our borrowers’ legacy derivative contracts and their loans for which such derivative contracts are intended as a hedge. Further, although we have adhered to the ISDA protocol, many “end users” of swaps (i.e., our borrowers who have hedged their interest rate payment obligations) have not adhered, and we do not expect them to adhere. For these end-user counterparties, one-on-one negotiation with each counterparty is necessary to amend legacy derivative contracts to adequately address LIBOR ceasing or becoming a non-representative rate. If we are unable to agree to appropriate LIBOR cessation provisions with these counterparties, the federal law addressing LIBOR cessation will incorporate replacement provisions into these derivative contracts. However, the statutory replacement provisions may not align with replacement provisions in a loan for which the derivative contracts are intended as a hedge. As a result, addressing transition under these circumstances may be challenging, increases the risk of counterparty dissatisfaction, and, in some cases, may involve concessions on our part that have the effect of reducing the value of those instruments to us.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  19

We have other contracts that do contemplate the cessation or nonrepresentative status of LIBOR, but they do so in manners that may create other risks. For example, some contracts provide for selecting replacement rates in a manner that presents significant challenges (such as by assuming that there would be a rate calculated substantially in the same manner as LIBOR is calculated) or that gives us or another party absolute discretion to select a replacement reference rate. Some provide for determination of a replacement reference rate without providing for use of an adjustment spread to account for the difference in the reference rates. In these types of cases, there will likely be uncertainty surrounding transition, in addition to all of the risks described in this Risk Factor.

Transitioning from LIBOR to alternative reference rates also may result in operational errors during the transition such that the replacement rate is not applied in a timely manner or is incorrectly applied. This is particularly true given the volume of contracts that will require transition, the diversity of potential approaches to transition and the possibility that the period during which the transition will need to take place may have a short duration. Our failure to successfully implement the transition from LIBOR to alternative reference rates increases the risk of regulatory scrutiny and actions by our regulators, including fines and other supervisory sanctions. It is also possible that LIBOR quotes will become unavailable prior to the currently anticipated cessation dates. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

Transitioning from LIBOR to alternative reference rates also impacts certain of our hedge accounting strategies. Uncertainty about the application of ASC 848 Reference Rate Reform to pooled cash flow hedge strategies introduces accounting risk that could affect our ability to apply this accounting in the future. See Note 1 Accounting Policies for more information about reference rate reform accounting standards impacts.

To address LIBOR cessation and the associated risks, we have established an enterprise LIBOR transition program. Any failure of this program to appropriately assess and mitigate risk and deliver in a timely manner on operationalizing our ability to transition from LIBOR to alternative reference rates could magnify the risks previously outlined.

Privacy initiatives have imposed and will continue to impose additional operational burdens on PNC, and they may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data.

Recently, there has been an increase in legislative and regulatory efforts to protect the privacy of personal data, including enhanced data privacy laws regulating the use of health and biometric data. Individuals whose personal information may be protected by law may include our customers, prospective customers, job applicants, employees and third parties. These initiatives, among other things, limit how companies can use personal data and impose obligations on companies in their management of such data. Financial services companies such as PNC necessarily gather, maintain and use a significant amount of personal data. These types of initiatives increase compliance complexity and related costs, may result in significant financial penalties for compliance failures, and may limit our ability to develop new products or respond to technological changes. This is particularly true as we continue to expand our business into new markets. We are, or may become, subject to regularly evolving and developing data privacy and data security laws and regulations in other jurisdictions, including certain foreign jurisdictions even where our presence in such jurisdictions is minimal. Such legal requirements also could heighten the reputational impact of perceived misuses of personal data by us, our vendors or others who gain unauthorized access to our personal data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. The impacts will be greater to the extent requirements vary across jurisdictions.

Climate change-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.

There continues to be concern, including on the part of our regulators, regarding climate change and its impacts on virtually all aspects of life over the short-, medium- and long-term horizons. These concerns over the anticipated and unanticipated impacts of climate change (including physical risk and transition risk) have led and will continue to lead to governmental efforts around the world to mitigate those impacts. We and our customers may face cost increases, asset value reductions, operations disruptions and changes and the like because of climate change (including severe weather events) and governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities and their transition plans, as well as their exposure to the effects of climate change. Consumers and businesses are also changing their behaviors because of these concerns. Changed consumer and business behavior because of climate change concerns creates transition risk for PNC arising from the process of adjusting to these concerns, including transitioning to a low-carbon economy. PNC and its customers will need to respond to new laws and regulations as well as consumer and business preferences as a result. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors if our products or services do not support the environmental goals of our customers, or increased losses due to the impact of climate change on the collateral that secures customer borrowings. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. We also have been and may continue to be subject to pressure from individuals or groups to cease doing business with certain companies or sectors because of concerns related to climate change. We are currently subject to climate-related regulatory expectations and could be subject to additional regulatory restrictions or costs associated with providing products or services to certain companies or sectors. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services necessary to run our business. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.

20    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation” further discusses risks associated with our management of environmental, social and governance matters, including related activist pressure. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior, including those resulting from activist pressure. Our risk management may not be effective in identifying, measuring, monitoring and controlling climate risk exposure, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.

Risks Related to the Use of Technology
The use of technology is critical to our ability to maintain or enhance the competitiveness of our businesses.

As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record, monitor and report on our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulators regarding effective and safe systems operation. In many cases, the effective use of technology increases efficiency and enables financial institutions to better serve customers. As a result of these factors, the financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence and machine learning, virtual and augmented reality, biometric authentication, voice and natural language, data protection enhancements and increased online and mobile device interaction with customers, including innovative ways that customers can make payments or manage their accounts. The emergence of many of these technologies was accelerated as a result of the COVID-19 pandemic and the shift to increased digital activity. We expect these trends to continue for the foreseeable future.

In response to actual and anticipated customer behavior and expectations, as well as competitive pressures, we have been investing in technology and connectivity. We are seeking to automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience with respect to our products and services. This effort has involved the expenditure of considerable amounts of funds and other resources. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations, because our technological developments fail to perform as desired or are not rolled out in a timely manner, or because we fail to keep pace with our competitors, would likely cause us to lose market share or incur additional expense. Our ability to maintain or enhance our relative technological position is in part dependent on our ability to attract and retain talented employees in these fields, which, due to overall demand, is increasingly difficult.

Our use of technology is dependent on having the right to use its underlying intellectual property.

In some cases, we develop internally the intellectual property embedded in the technology we use. In others, we or our vendors license the use of intellectual property from others. Regardless of the source of the intellectual property, if another person or entity were deemed to own intellectual property rights infringed by our activities, we could be responsible for significant damages covering past activities and substantial fees to continue to engage in these types of activities. It also is possible that we could be prevented from using technology important to our business for at least some period of time. In such circumstances, there may be no alternative technology for us to use or an appropriate alternative technology might be expensive to obtain. Protections offered by those from whom we license technology against these risks may be inadequate to cover any losses in full. Over time, there have been and continue to be instances where technology used by PNC and other financial institutions has been alleged to have infringed patents held by others, and, in some cases, we, as well as other financial institutions, have suffered related losses.

We could suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology.

The need to ensure proper functioning and resiliency of our information systems and other technology has become more important and more challenging, and the costs involved in that effort continue to be high. Our ability to create, obtain, maintain and report on information in an accurate, timely and secure manner is a foundational component of our business. Effective management of our expanded remote work environment heightens our need for secure, reliable and adequate information systems and technology. The risks of operational failures in the use of these systems result from a variety of factors. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Failures leading to materially adverse impacts could include those resulting from human error, unexpected transaction volumes, or overall security, design or performance issues. In addition, our ability to use our technology effectively could be impacted due to electrical or telecommunications outages, bad weather, disasters, bad actors, terrorism and the like. Such events could affect our systems directly or limit our ability to use our technology due to effects on key underlying infrastructure. In some cases, the risk results from the potential for bad acts on the part of others, discussed in more detail in the Risk Factor headed “We are vulnerable to the risk of third-party breaches of data security affecting the functioning of systems or the confidentiality of information, either at PNC or at third parties handling PNC information.”

We also rely on information systems maintained by other companies. We use other companies both to provide products and services directly to us and to assist us in providing products and services to our customers. Others provide the infrastructure that supports, for example, communications, payment, clearing and settlement systems, or information processing and storage. These companies range from those providing highly sophisticated information processing to those that provide fundamental services, such as electric power and telecommunications. In some cases, these other companies themselves utilize third parties to support their delivery of products and services to us and our customers. Systems maintained by or for these other companies are generally subject to many of the same risks
The PNC Financial Services Group, Inc. – 2022 Form 10-K  21

we face with respect to our systems and thus their issues could have a negative impact on PNC. We necessarily have less ability to provide oversight over other companies’ information systems.

A number of our customers choose to use financial applications that allow them to view banking and other financial account information, often held at different financial institutions, on a single platform, to monitor the performance of their investments, to compare financial and investment products, to make payments or transfer funds, and otherwise to help manage their finances and investments. Financial applications often ask users to provide their secure banking log-in information and credentials (such as usernames and passwords) so the applications can link to users’ accounts at financial institutions. Companies offering these applications frequently use third-party data aggregators, which are behind-the-scenes technology companies that serve as data-gathering service providers, to deliver customer financial data that is then used by the financial applications. To do this, data aggregators are provided with customers’ log-in information and credentials, which allow the aggregators to access the customers’ online accounts and “scrape” the customers’ data, often on a daily or even more frequent basis. That same information has the potential to facilitate fraud if it is not properly protected. This has resulted in incidences of fraud, including automated clearing house fraud, credit card fraud, and wire fraud, enabled through the use of synthetic identities and through account takeovers via these platforms. In some cases, cybercriminals appear to be using such data aggregators and integrators to facilitate account takeovers and fraudulent wires. PNC has and may continue to face increased financial exposure due to fraudulent activity associated with the increased use of these applications and data aggregators. In addition, transactions by customers on financial applications that facilitate payments and fund transfers have also been fraudulently induced. These transactions occur when a customer authorizes payment to a recipient that fraudulently induced the customer into transferring a payment to such recipient. Even where PNC does not have responsibility for fraud losses associated with any of these applications and data aggregators, PNC could suffer increased reputational harm when such losses occur.

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

The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread, extends for a significant period of time, or results in financial losses to our customers. The consequences of failures to operate systems properly can result in disruptions to our critical business operations, including our ability to use our accounting, deposit, loan, payment and other systems. Such events could also cause errors in transactions or impair system functionality with customers, vendors or other parties. Possible adverse consequences also include damage to our reputation or a loss of customer business, which could occur even if the negative impact on customers was de minimis. We also could face litigation or additional regulatory scrutiny. This in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of adversely affected customers. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, information systems issues at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, system problems, including those resulting from third-party attacks, whether at PNC or at our competitors, may broadly increase legislative, regulatory and customer concerns regarding the functioning, safety and security of such systems. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.

We are vulnerable to the risk of third-party breaches of data security affecting the functioning of systems or the confidentiality of information, either at PNC or at third parties handling PNC information.

We are faced with ongoing, nearly continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. Our risk and exposure to data security breaches is heightened because of our increased remote work environment, which results in more access points to our network. Most corporate and commercial transactions are now handled electronically, and our retail customers increasingly use online access as well as mobile and cloud technologies to bank with us. The ability to conduct business with us in this manner depends on the transmission and storage of confidential information in electronic form. As a result, efforts by bad actors to engage in various types of cyber attacks pose serious risks to our business and reputation. The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial applications, on behalf of our customers. These risks also arise to the extent that third parties with whom we do business are subject themselves to breaches and attacks, which may impact our systems.

In the ordinary course of business, we maintain and process vast amounts of information about us, our customers and our employees. This information tends to be confidential or proprietary and much of it is highly sensitive. Such highly sensitive information includes information sufficient to support identity theft and personal health information, as well as information regarding business plans and financial performance that has not been made public. One way in which bad actors attempt to harm us is by seeking access to some of this confidential or proprietary information, often with the intent of stealing from or defrauding us or our customers. In other cases, they seek to disrupt our ability to conduct our business, including by destroying or impairing our access to information maintained by us.

Our customers often use their own devices, such as computers, smartphones and tablets, to do business with us and may provide their PNC customer information (including passwords) to a third party in connection with obtaining services from that third party, including those offering financial applications. Although we take steps to provide safety and security for our customers’ transactions with us and
22    The PNC Financial Services Group, Inc. – 2022 Form 10-K

their customer information, to the extent they utilize their own devices or provide third parties access to their accounts, our ability to assure such safety and security is necessarily limited. These risks are heightened as we and others continue to expand mobile applications, cloud solutions, and other internet-based financial product offerings.

As our customers regularly use PNC-issued credit and debit cards to pay for transactions with retailers and other businesses, there is also the risk of data security breaches at those other businesses covering PNC account information. When our customers use PNC-issued cards to make purchases from those businesses, card account information often is provided to such businesses. If a business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. We can be responsible for reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and Mastercard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Moreover, to the extent more consumer confidential information becomes available to bad actors through the cumulative effect of data breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.

Other cyber attacks are not focused on gaining access to credit card or user credential information, but instead seek access to a range of other types of confidential information, such as internal emails and other forms of customer financial information, and may use this information to support a ransomware attack. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted or access is otherwise denied, accompanied by a demand for ransom to restore access to the data or to prevent public disclosure of confidential information.

A number of companies have fallen victim to business email compromise scams in recent years. Business email compromise scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. Attacks on our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered.

Other attacks in recent years have included distributed denial of service cyber attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We (as well as other financial services companies) have been subject to such attacks. Recent cyber attacks have also included the insertion of malware into software updates and the infection of software while it is under assembly, known as a “supply chain attack.”

The techniques used in cyber attacks change rapidly and frequently and are increasingly sophisticated, and we may not be able to anticipate cyber attacks or data security breaches.

In addition to threats from external sources, insider threats represent a significant risk to us. Insiders, including those having legitimate access to our systems and the information contained in them, have the easiest opportunity to make inappropriate use of the systems and information. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behavioral analytics and other tools to identify potential internal threats before any damage is done. In addition, due to the increase in the number of employees who work remotely, the opportunity for insiders to grant access to third parties or to disclose confidential information of PNC or its customers has increased. As more work is conducted outside of PNC’s facilities, the risk of improper access to PNC’s network or confidential information has increased, including for reasons such as a failure by an employee or contractor to secure a device with PNC access.

We are and have been the target of some of these types of cyber attacks. To date, none of these types of cyber attacks has had a material impact on us. Nonetheless, we cannot entirely block efforts by bad actors to harm us, and there can be no assurance that future cyber attacks will not be material. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As a result, we could suffer material financial and reputational losses in the future from any of these or other types of attacks or the public perception that such an attack on our systems has been successful, whether or not this perception is correct. Attacks on others, some of which have led to serious adverse consequences, demonstrate the risks posed by new and evolving types of cyber attacks. Our ability to protect confidential or proprietary information is even more limited with respect to information held by third parties. We may suffer reputational damage or legal liability for unauthorized access to customer information held by third parties, even if we were in fact not responsible for preventing such access and had no reasonable way of preventing it.

We need effective programs to limit the risk of failures or breaches occurring in our information systems and to mitigate the impact when they do.

We have policies, procedures and systems (including cybersecurity and business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. In recent years, we have devoted significant resources toward improving the reliability of our systems and their security against external and internal threats and expect to continue to do so in the future. We design our business continuity and other information and technology risk management programs to manage our capabilities to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any future situation, nor the effectiveness of our oversight of risk at third parties. Although we have policies, procedures and systems designed to mitigate third-party risk, our ability to implement policies, procedures and systems designed to prevent or
The PNC Financial Services Group, Inc. – 2022 Form 10-K  23

limit the effect of possible failures, interruptions or breaches in security of information systems with respect to third-party systems and the financial services industry infrastructure is necessarily limited. Should an adverse event affecting another company’s systems occur, we may not have financial protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

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

Even with our proactive and defensive measures in place, adverse events are likely to occur, and there remains the risk that one or more such events would be material to PNC. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to understand threats to us from a holistic perspective, and our ability to anticipate the timing and nature of any such event that occurs, with novel or unusual events posing a greater risk. It is also the case that an adverse event may go undetected for a period of time, with the adverse consequences likely greater the longer it takes to discover the problem. In many cases, it also depends on the preparedness and responses of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal. Additionally, our failure to communicate cyber incidents appropriately to relevant parties could result in regulatory, legal, operational and reputational risk.

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

A borrower’s ability to repay a loan can be adversely affected by many factors. Individual borrowers can be affected, for example, by declines in income, job losses, health issues or family issues. Commercial borrowers can be affected, for example, by poor business performance, changes in customer behavior or catastrophic losses. Weakness in the economy or in financial markets would typically adversely impact the ability of our borrowers to repay outstanding loans. We are exposed to increased credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. Properly estimating the current and potential value of any collateral pledged to support the loan also is critical to effectively managing credit risk. A failure to identify declining creditworthiness of a borrower or declining collateral value at a time when remedial actions could reduce our exposure also increases credit risk. Any decrease in our borrowers’ ability to repay loans likely would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. Managing credit risk effectively also relies on forecasts of future overall economic conditions, which are inherently imperfect.

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

We reserve for credit losses on our loan and lease portfolio through our ACL estimated under CECL. Under CECL, the ACL reflects expected lifetime losses, which has led and could continue to lead to volatility in the allowance and the provision for credit losses as economic forecasts, actual credit performance and other factors used in the loss estimating process change. We also have reserves for unfunded loan commitments and letters of credit. Changes to expected losses are reflected in net income through provision for credit losses. A worsening of economic conditions or our economic outlook or an increase in credit risk, particularly following a period of good economic conditions, would likely lead to an increase in provision for credit losses with a resulting reduction in our net income and an increase to our allowance. Conversely, an improvement of economic conditions or our economic outlook, particularly following a period of poor economic conditions, could result in a recapture of provision for credit losses for a period of time with a resulting increase in our net income and decrease in our allowance that is not likely to be sustained and that may obscure actual current operations and financial performance.

The concentration and mix of our assets could increase the potential for significant credit losses.

In the ordinary course of business, we often have heightened credit exposure to a particular industry, geography, asset class or financial market. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. They also represent a portion of the assets underlying our investment securities. Although there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific
24    The PNC Financial Services Group, Inc. – 2022 Form 10-K

customers or counterparties, industries, geographies, asset classes or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially and adversely affect us. For example, any downturn in the condition of the U.S. housing market could result in significant write-downs of asset values tied to residential real estate. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. In addition, we execute transactions with counterparties in the financial services industries. Financial services institutions are interrelated because of trading, funding, clearing or other relationships. As a result, uncertainty about the stability of other financial services institutions could lead to market-wide losses and defaults. Thus, the concentration and mix of our assets may affect the severity of the impact of recessions or other economic downturns on us.

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
•Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, increase our credit losses on those assets.
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

While higher interest rates generally enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. As a general matter, increasing rates tend to decrease the value of fixed-rate financial instruments held on our balance sheet, as discussed in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.” Also, customers may be less willing or able overall to borrow at higher rates. Higher interest rates may indirectly affect the value of asset classes such as real estate typically financed through secured loans, with a resulting negative effect on collateral securing such loans. As another example, there may be increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment.

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

In many cases, we mark our assets and liabilities to market and recognize such changes either through net income or OCI. Thus, gains or losses on these assets and liabilities can have a direct impact on our results of operations and financial performance, unless we have
The PNC Financial Services Group, Inc. – 2022 Form 10-K  25

effectively hedged our exposures. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed. Our remaining assets and liabilities are not marked to market. As a result, our balance sheet does not precisely represent the fair market value of our financial assets and liabilities.

In addition, asset management revenue is earned primarily based on a percentage of the value of the assets being managed and thus is impacted by general changes in market valuations. Thus, although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related noninterest income.

Risks Related to Estimates and Assumptions
Our asset and liability valuations and the determination of the amount of loss allowances and impairments taken on our assets are highly subjective. Our estimates could materially impact our results of operations or financial position.

Our accounting policies are key to how we report our financial condition and results of operations. We must exercise judgment in selecting and applying many of these policies and methods to comply with GAAP and reflect management’s judgment regarding the most appropriate manner to report PNC’s financial condition and results of operations. Management’s selection of a particular accounting policy to apply, while reasonable and appropriate, could result in PNC reporting different results than would have been reported under a different alternative. In addition, the Financial Accounting Standards Board, SEC and other regulatory agencies may issue new or amend existing accounting and reporting standards or change existing interpretations of those standards that could materially affect our financial statements. In some cases, PNC may be required to retrospectively apply a new or amended standard resulting in changes to previously reported financial results.

Certain accounting policies require that we use estimates, assumptions and judgments in preparing our financial statements, including in determining credit loss reserves, reserves related to legal proceedings and the fair value of certain assets and liabilities, among other items. These policies require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and different amounts could be reported under different conditions or using different assumptions. For example, CECL requires us to make difficult, subjective and complex judgments about economic and market conditions in determining the ACL.

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

We rely on models to measure risks and to estimate many financial values. We use models throughout many areas of our business, relying on them to inform decision making. Examples of areas where we use models include determining the pricing of various products, identifying potentially fraudulent transactions, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, and assessing capital adequacy. We depend significantly on models for credit loss accounting under CECL, capital stress testing and estimating the value of items in our financial statements.

Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models, such as the models for credit loss accounting under CECL, require us to make difficult, subjective and complex judgments. Poorly designed or implemented models, including in the choice of relevant historical data or forward-looking assumptions, present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. For example, our models may not be effective if historical data does not accurately represent future events or environments or if our models rely on erroneous data, formulas, algorithms or assumptions and our internal model review processes fail to detect and address these flaws.

Models, if flawed, could cause information we provide to the public or to our regulators to be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, would likely be affected adversely if they perceive that the quality of the relevant models we use is insufficient. Finally, flaws in our models that negatively
26    The PNC Financial Services Group, Inc. – 2022 Form 10-K

impact our customers or our ability to comply with applicable laws and regulations could negatively affect our reputation or result in fines and penalties from our regulators.

Risks Related to Our Need for Customers
Our success depends on our ability to attract and retain customers for our products and services.

Our performance is subject to risks associated with declines in customer demand for our products and services. As a result of the nature of those products and services, we are particularly at risk for losses of economic confidence or customer trust in us.

Economic and market developments may affect consumer and business confidence levels. If customers lose confidence due to concerns regarding the economy, the demand for our products and services could suffer. If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease, and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and noninterest income from a decline in product sales, investments and other transactions.

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

Our customers increasingly use third-party financial applications that are expected to interface with their PNC accounts. This use leads to the risk that issues with respect to the effective functioning of that interface, regardless of cause, could result in a loss of customers as they seek banking relationships that work better with these other applications.

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

Our ability to compete effectively, to attract and retain customers and employees, and to grow our business is dependent on maintaining our reputation and having the trust of our customers, employees, the communities that we serve and other stakeholders. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to its business.

Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers without involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. For example, we may suffer reputational harm to the extent that we are unable to successfully detect, prevent and remedy fraud that harms our clients. Our reputation may also be harmed by failing to deliver products and services of the quality expected by our customers and support the communities that we serve. In addition, our reputation may be harmed as a result of our participation in certain programs, such as the PPP and the processing of unemployment benefits during the COVID-19 pandemic, that has exposed and may continue to expose us to increased scrutiny and criticism. The reputational impact is likely greater to the extent that the bad conduct, errors or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of the conduct of others in our industry even if we have not engaged in such conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  27

To an increasing extent, financial services companies, including PNC, are facing criticism with accompanying reputational risk from social and environmental activists, and from investors and other stakeholders who believe companies should be focusing more or less on environmental, social and governance matters. Companies in our industry, including PNC, are targeted for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as the environment, consumer health and safety, or society at large. In addition, activists, investors and other stakeholders of companies in our industry, including PNC, are seeking increased transparency and action with respect to environmental, social and governance activities, political activities and activities that are or may be perceived to be politically partisan in nature. Criticism has come in many forms, including protests at PNC facilities and social media campaigns. PNC and many other financial services companies have in recent years been criticized for financing companies engaged in, for example, extraction and distribution of fossil fuels, manufacture of nuclear and other weapons (including personal firearms), private prisons and border control activities. In contrast, state laws affecting our industry have been proposed and, in some cases, enacted reflecting opposite approaches. For example, to conduct most business with a municipality in Texas, PNC must certify, among other things, that it does not discriminate against the firearms industry or the fossil fuel industry. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address these concerns or by others as having inappropriately yielded to these pressures. These pressures can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

The speed with which information moves through social media and other news sources on the internet means that negative information about PNC can rapidly have a broadly adverse impact on our reputation. This is true whether or not the information is accurate. False information can also be spread from unaffiliated or parody social media accounts pretending to be official company communications channels. Once information has gone viral, it can be difficult to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral means that material reputational harm can result from a single discrete or isolated incident.

We are also subject to the risk of reputational harm resulting from conduct of persons identified as our employees but acting outside of the scope of their employment, including through their misconduct, unethical behavior, or activities on personal social media.

We operate in a highly competitive environment in terms of the products and services we offer and the geographic markets in which we conduct business.

We are subject to intense competition both from other financial institutions and from non-bank entities, including financial technology companies (often referred to as “FinTech”). In many cases, non-bank entities can engage in many activities similar to ours or offer products and services desirable to our customers without being subject to the same types of regulation, supervision and restrictions that are applicable to banks, which could place us at a competitive disadvantage. Emerging financial technologies, including with respect to payment services and systems, lending, digital wallets, non-fungible tokens and digital currencies and cryptocurrencies, may affect our customers’ needs and expectations for products and services. We may fail to attract or retain customers if we are unable to develop and market products and services that meet evolving customer needs or demands or if we are unable to deliver them effectively and securely to our customers. We may also fail to attract or retain customers if we are unwilling to provide products or services that we deem to be speculative or risky. The competition we face is described in Item 1 of this Report under “Competition.”

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

Our performance is dependent on attracting and retaining talented and diverse employees. We face significant competition for these employees across many of our businesses and support areas. This presents greater risk as we expand into new markets, develop new product lines, or enhance staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. In addition, changes to the labor market as a result of the COVID-19 pandemic (including elevated employee attrition, labor availability and wage inflation) have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented and diverse employees. Differences in demands, expectations and priorities of the workforce (such as remote work expectations) may require us to modify our recruiting and retention strategies to attract and retain employees. Limitations on the way regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including PNC, to compete with unregulated companies for talent.

28    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Risks Related to Other Operational Issues
We depend on the effectiveness and integrity of employees, and the systems and controls for which they are responsible, to manage operational risks.

We are a large company that offers a wide variety of products and services to a broad and diverse group of customers. We rely on our employees to design, manage and operate our systems and controls to assure that we properly enter into, record and manage processes, transactions and other relationships with customers, suppliers and other parties with whom we do business. In some cases, we rely on employees of third parties to perform these tasks. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. These concerns are increased when we change processes or procedures, introduce new products or services, acquire or invest in a business or implement new technologies, as we may fail to adequately identify or manage operational risks resulting from such changes. These concerns may be further exacerbated by employee turnover and labor shortages.

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

Errors by our employees or others responsible for systems and controls on which we depend and any resulting failures of those systems and controls to prevent unethical, fraudulent, improper or illegal conduct could result in significant harm to PNC. This harm could include customer remediation costs, regulatory fines or penalties, litigation or enforcement actions or limitations on our business activities. We could also suffer damage to our reputation, as described under “We are at risk for an adverse impact on our business due to damage to our reputation.”

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

We rely on third-party vendors, service providers and other counterparties to help support many aspects of our business. When we do so, our direct control of activities related to our business is reduced, which could introduce risk.

Our use of third parties to support our business needs typically means that we do not directly control the activities we are having them perform. Any disruption in services provided by these third parties could adversely affect our ability to conduct our business. Replacing third parties could also entail significant delay and expense. Risks can arise through inadequate performance by a third party (including by its downstream service providers), specifically where that performance could affect us or our customers, and even when the result of factors or events are beyond such third party’s control. Many of the kinds of risks presented by activities performed by third parties are described elsewhere in these Risk Factors. For example, we use outside companies to assist us in processing some confidential customer or employee information. In such a case, a cyber attack on such a company may result in access to our customers’ or employees’ information. We are also vulnerable, including to regulatory penalties, if an outside company fails to comply with legal requirements relevant to its work on our behalf. We may in any such circumstance suffer financial losses, legal consequences and injury to our reputation. Even if the other company makes us whole for financial losses, which is not necessarily the case, it is unlikely that it would be able to restore any injury to our reputation. As a result, the use of third parties to assist in our business activities heightens the risks to us inherent in those activities.

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
Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued often do not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate future losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies. We discuss further the unpredictability of legal proceedings and describe certain of our pending legal proceedings in Note 21 Legal Proceedings.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  29

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
•Regulatory approval: Completing attractive acquisition opportunities generally requires various governmental and regulatory approvals and consents prior to closing. These authorities have broad discretion, and regulatory approvals could be delayed, restrictively conditioned or denied, including due to regulatory issues we (or the target company) have, or may have, under any of the numerous governmental regulations to which we (or it) are subject. Moreover, as a condition to approval, governmental authorities may impose requirements, require divestitures or place restrictions on the conduct of the business of the combined company, which could limit the benefits of the acquisition or result in delay or the failure to close the acquisition. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation. Our ability to make large acquisitions may be limited by the regulatory agencies responsible for reviewing or approving the transaction, changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to limit systemic risk and the potential for a financial institution to become “too big to fail.”
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
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or that may be filed or commenced thereafter, because of an acquisition or otherwise. It is often hard to predict the results of such legal proceedings. It may also be hard to anticipate what legal proceedings may be started following an acquisition based on the prior activities of the acquired company (and its predecessors).
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
•The acquired company may operate under enterprise risk management systems, policies and procedures that are different and less mature than those of PNC, and we may need to rely on the acquired company’s enterprise risk management systems, policies and procedures for a period of time after acquisition, which might limit PNC’s ability to identify, monitor, manage and report risks. The acquired company may also implement its policies and procedures in a different manner than PNC would, which may result in heightened regulatory, legal, operational or reputational risk.
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

30    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities, by international hostilities or by domestic civil unrest.

Neither the occurrence nor the potential impact of natural and other disasters (including severe weather events), health emergencies, dislocations, geopolitical instabilities, terrorist activities, international hostilities or other extraordinary events beyond PNC’s control can be predicted. However, these occurrences could adversely impact us, for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course. Also, their impact on our borrowers, depositors, other customers, suppliers or other counterparties could result in indirect adverse effects on us. Other indirect adverse consequences from these occurrences could result from impacts to the financial markets, the economy in general or in any region, or key parts of the infrastructure (such as the power grid) on which we and our customers rely. These types of indirect effects, whether specific to our counterparties or more generally applicable, could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in PNC experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses. They could also cause a reduction in demand for lending or other services that we provide.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning. This includes our ability to anticipate the nature of any such event that might occur. The adverse impact of these occurrences also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, many of which we depend on but have limited or no control over.
ITEM 1B – UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding PNC’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2 – PROPERTIES
Our executive and primary administrative offices are currently located at The Tower at PNC Plaza, Pittsburgh, Pennsylvania. The 33-story structure is owned by PNC Bank, National Association.

We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 7 Leases and Note 8 Premises, Equipment and Leasehold Improvements.

ITEM 3 – LEGAL PROCEEDINGS
See the information set forth in Note 21 Legal Proceedings, which is incorporated here by reference.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  31

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 20, 2023 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
Carole L. Brown	58	Executive Vice President and Head of Asset Management Group	2019
Richard K. Bynum	52	Executive Vice President and Chief Corporate Responsibility Officer	2005
William S. Demchak	60	Chairman, President and Chief Executive Officer (b)	2002
Kieran J. Fallon	56	Executive Vice President and Chief Risk Officer	2011
Deborah Guild	54	Executive Vice President, Chief Information Security Officer and Head of Enterprise Technology	2013
Michael J. Hannon	66	Executive Vice President and Chief Credit Officer	1982
Vicki C. Henn	54	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	63	Executive Vice President, General Counsel, Chief Administrative Officer and Head of Regulatory and Government Affairs	2013
Stacy M. Juchno	47	Executive Vice President and General Auditor	2009
Ganesh Krishnan	47	Executive Vice President and Enterprise Chief Information Officer	2008
Michael P. Lyons	52	Executive Vice President and Head of Corporate & Institutional Banking	2011
Alexander E. C. Overstrom	39	Executive Vice President and Head of Retail Banking	2014
E William Parsley, III	57	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	58	Executive Vice President and Chief Financial Officer	1987
Gregory H. Kozich	59	Senior Vice President and Controller	2010
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement to be filed for the 2023 annual meeting of shareholders. See Item 10 of this Report.

Carole L. Brown was appointed Executive Vice President and Head of Asset Management Group in July 2020. Previously, she was the Chief Change and Risk Officer for PNC’s Asset Management Group and Corporate & Institutional Banking businesses. Prior to joining PNC in 2019, she served as chief financial officer for the City of Chicago from May 2015 to May 2019. Prior to her work for the City of Chicago, Ms. Brown had a more than 25-year career as a municipal finance investment banker.

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

32    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

Alexander E. C. Overstrom was appointed Executive Vice President and Head of Retail Banking in July 2022. Previously, he held numerous management roles including Head of Small Business, Deputy Head of Retail Banking, Head of Merchant Services, and Chief Operating Officer of Corporate & Institutional Banking and Asset Management. Prior to joining PNC in 2014, he worked in strategy and investment banking at Goldman Sachs.

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

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 10, 2023, there were 44,958 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the repurchase program approved on April 4, 2019 of up to 100 million common shares, of which approximately 49% were still available for repurchase at December 31, 2022. Under this framework, PNC expects quarterly repurchases of up to $500 million with the ability to adjust those levels as conditions warrant. PNC’s SCB for the four-quarter period beginning October 1, 2022 is 2.9%.

For further information concerning dividend restrictions and other factors that could limit our ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors and the Liquidity and Capital Management portion of the Risk Management section in Item 7, and Note 10 Borrowed Funds, Note 12 Equity and Note 20 Regulatory Matters, which we include here by reference.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  33

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2022 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2022 are included in the following table:

In thousands, except per share data
2022 period	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	1,534	$154.72	1,523	51,280
November 1 – 30	1,234	$161.33	1,234	50,046
December 1 – 31	1,052	$154.63	1,052	48,994
Total	3,820	$156.83	3,809
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 17 Employee Benefit Plans and Note 18 Stock Based Compensation Plans include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the repurchase program of up to 100 million common shares approved on April 4, 2019. Under the SCB framework we repurchased 21.1 million shares in 2022 and 5.0 million shares in 2021. A maximum amount of 49.0 million shares remained available for repurchase under the new stock program authorization at December 31, 2022.
34    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2022, as compared with: (i) a selected peer group as set forth below and referred to as the “Peer Group”; (ii) an overall stock market index, the S&P 500 Index; and (iii) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested at market close on December 31, 2017 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2017 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022
PNC	$100	$83.02	$116.97	$113.78	$157.26	$128.07	5.07%
S&P 500 Index	$100	$95.61	$125.70	$148.81	$191.48	$156.77	9.41%
S&P 500 Banks	$100	$83.56	$117.52	$101.35	$137.28	$110.91	2.09%
Peer Group	$100	$81.35	$107.62	$103.04	$140.25	$109.51	1.83%

The Peer Group for the preceding chart and table above consists of the following companies: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; The PNC Financial Services Group, Inc.; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. For Truist Financial Corporation, the preceding chart and table reflects historical BB&T Corporation data from December 2017 to December 2018 without inclusion of historical data from SunTrust Banks, Inc. This Peer Group was approved for 2022 by the Board’s Personnel and Compensation Committee, and the Committee has approved the same peer group for 2023.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2017 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

ITEM 6 – RESERVED

The PNC Financial Services Group, Inc. – 2022 Form 10-K  35

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

We are focused on our strategic priorities, which are designed to enhance value over the long term, and consist of:
•Expanding our leading banking franchise to new markets and digital platforms,
•Deepening customer relationships by delivering a superior banking experience and financial solutions, and
•Leveraging technology to create efficiencies that help us better serve customers.

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

Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards, and
•Actions we take within the capital and other financial markets.
•Execution of our strategic priorities,
•Management of credit risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies, and
•Our ability to manage operational risks related to new products and services, changes in processes and procedures or the implementation of new technology.

Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Global and domestic economic conditions, including the length and extent of the economic impacts of the COVID-19 pandemic, and the actions taken to mitigate and manage it,
•The effect of climate change on our business and performance, including indirectly through impacts on our customers,
•The actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing and magnitude of movement in, interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of, and availability of liquidity in, U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
36    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

For additional information on the risks we face, see Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7.

Presentation of Noninterest Income

Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. For a description of each updated noninterest income revenue stream, see Note 1 Accounting Policies. Additionally, in the fourth quarter of 2022, PNC updated the name of the noninterest income line item “Capital markets related” to “Capital markets and advisory.” This update did not impact the components of the category. All periods presented herein reflect these changes.

Acquisition of BBVA USA Bancshares, Inc.

On June 1, 2021, PNC acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. PNC paid $11.5 billion in cash as consideration for the acquisition.

On October 8, 2021, BBVA USA merged into PNC Bank. On October 12, 2021, PNC converted approximately 2.6 million customers, 9,000 employees and over 600 branches across seven states. Our results of operations and balance sheets for all periods presented in this Report reflect the benefit of BBVA’s acquired businesses for the period since the acquisition closed on June 1, 2021.

For additional information on the acquisition of BBVA, see Note 2 Acquisition and Divestiture Activity.

Discontinued Operations
In the second quarter of 2020, PNC divested its entire 22.4% equity investment in BlackRock. Net proceeds from the sale were $14.2 billion with an after-tax gain on sale of $4.3 billion. BlackRock’s historical results are reported as discontinued operations. For additional details on the divestiture of our equity investment in BlackRock, see Note 2 Acquisition and Divestiture Activity.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  37

Selected Financial Data
The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

	Year ended December 31
Dollars in millions, except per share data	2022	2021	2020
Summary of Operations
Net interest income	$13,014	$10,647	$9,946
Noninterest income	8,106	8,564	6,955
Total revenue	21,120	19,211	16,901
Provision for (recapture of) credit losses	477	(779)	3,175
Noninterest expense	13,170	13,002	10,297
Income from continuing operations before income taxes and noncontrolling interests	7,473	6,988	3,429
Income taxes from continuing operations	1,360	1,263	426
Net income from continuing operations	6,113	5,725	3,003
Income from discontinued operations before taxes			5,777
Income taxes from discontinued operations			1,222
Net income from discontinued operations			4,555
Net income	$6,113	$5,725	$7,558
Net income attributable to common shareholders	$5,735	$5,436	$7,284
Per Common Share
Diluted earnings from continuing operations	$13.85	$12.70	$6.36
Diluted earnings from discontinued operations			$10.60
Total diluted earnings	$13.85	$12.70	$16.96
Book value per common share	$99.93	$120.61	$119.11
Tangible book value per common share (non-GAAP) (a)	$72.12	$94.11	$97.43
Performance Ratios
Net interest margin (non-GAAP) (b)	2.65%	2.29%	2.53%
Noninterest income to total revenue	38%	45%	41%
Efficiency	62%	68%	61%
Return on:
Average common shareholders’ equity	13.52%	10.78%	15.21%
Average assets	1.11%	1.09%	1.68%
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

Table 2: Balance Sheet Highlights and Other Selected Ratios

	Year ended December 31
Dollars in millions, except as noted	2022	2021
Balance Sheet Highlights
Assets	$557,263	$557,191
Loans	$326,025	$288,372
Allowance for loan and lease losses	$4,741	$4,868
Interest-earning deposits with banks	$27,320	$74,250
Investment securities	$139,334	$132,962
Total deposits	$436,282	$457,278
Borrowed funds	$58,713	$30,784
Total shareholders’ equity	$45,774	$55,695
Common shareholders’ equity	$40,028	$50,685
Other Selected Ratios
Common equity Tier 1	9.1%	10.3%
Dividend payout	41.7%	37.8%
Loans to deposits	75%	63%
Common shareholders’ equity to total assets	7.2%	9.1%
Average common shareholders’ equity to average assets	7.7%	9.6%
38    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Income Statement Highlights

Net income for 2022 was $6.1 billion, or $13.85 per diluted common share, an increase of $0.4 billion compared to net income of $5.7 billion, or $12.70 per diluted common share, for 2021. The increase was driven by higher net interest income, partially offset by a higher provision for credit losses, lower noninterest income and higher expenses.
•Total revenue increased $1.9 billion, or 10%, to $21.1 billion.
•Net interest income increased $2.4 billion, or 22%, to $13.0 billion, primarily due to higher interest-earning asset yields and balances, partially offset by higher funding costs.
•Net interest margin increased to 2.65% for 2022 compared to 2.29% for 2021, due to higher interest-earning asset yields, partially offset by higher funding rates.
•Noninterest income decreased $458 million, or 5%, to $8.1 billion, primarily due to lower capital markets and advisory income, a decrease in private equity revenue and lower residential and commercial mortgage fees, partially offset by an increase in card and cash management revenue.
•Provision for credit losses was $477 million in 2022, driven by our weakened economic outlook along with loan growth, partially offset by the impacts from the reassessment of pandemic-related risks and credit quality improvement in the portfolio. Provision recapture was $779 million for 2021.
•Noninterest expense increased $168 million to $13.2 billion, reflecting the addition of a full year of BBVA operating expenses and continued business investment. The increase was partially offset by lower integration expenses.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was well positioned at December 31, 2022. In comparison to December 31, 2021:
•Total assets were stable.
•Total loans increased $37.7 billion, or 13%, to $326.0 billion.
•Total commercial loans grew $32.0 billion, or 17%, to $225.0 billion, due to new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness.
•PNC had $0.4 billion of PPP loans outstanding at December 31, 2022, compared to $3.4 billion at December 31, 2021.
•Total consumer loans increased $5.7 billion, or 6%, to $101.0 billion, primarily due to increases in residential mortgages, home equity and credit card, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities increased $6.4 billion, or 5%, to $139.3 billion due to net purchases, primarily of agency residential mortgage-backed securities, partially offset by a decline in valuation driven by interest rates.
•Interest earning deposits with banks, primarily with the Federal Reserve Bank, decreased $46.9 billion, or 63% to $27.3 billion, reflecting higher loans outstanding, lower deposits and higher securities balances.
•Total deposits decreased $21.0 billion, or 5%, to $436.3 billion, due to lower commercial and consumer deposits, reflecting the impact of inflationary pressures and competitive pricing dynamics.
•Borrowed funds of $58.7 billion increased $27.9 billion, or 91%, due to higher FHLB borrowings, partially offset by lower senior debt.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
2022 reflected strong credit quality performance.
•At December 31, 2022 compared to December 31, 2021:
•Nonperforming assets of $2.0 billion decreased $487 million, or 19%, due to lower commercial and consumer nonperforming loans.
•Total loan delinquencies of $1.5 billion decreased $495 million, or 25%, driven by lower consumer and commercial delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, decreased to $5.4 billion, or 1.67% of total loans at December 31, 2022, compared to $5.5 billion, or 1.92% of total loans at December 31, 2021. The decrease was primarily driven by the reassessment of pandemic-related risks and improvements in credit quality, partially offset by our weakened economic outlook along with loan growth.
•Net charge-offs of $563 million or 0.18% of average loans in 2022 decreased 14% compared to net charge-offs of $657 million or 0.24% of average loans for 2021. The decline was primarily driven by fewer commercial net charge-offs, partially offset by higher consumer net charge-offs due to a decrease in recoveries. Net charge-offs in the comparative period included BBVA-related charge-offs resulting from required purchase accounting treatment.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  39

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital Highlights

We maintained a strong capital position during 2022.
•Common shareholders’ equity decreased to $40.0 billion at December 31, 2022, compared to $50.7 billion at December 31, 2021 as the benefit of net income was more than offset by a decrease in AOCI, reflecting the negative impact of higher interest rates on securities and swap values. The decline was also attributable to share repurchases and common dividends paid.
•In 2022, we returned $6.0 billion of capital to shareholders through dividends on common shares of $2.4 billion and repurchases of 21.2 million common shares for $3.6 billion.
◦The SCB framework allows for capital returns in amounts up to the level of capital in excess of the firm’s SCB plus the regulatory minimum level of capital. Consistent with the flexibility provided under the SCB framework, our Board of Directors has authorized a repurchase framework under the repurchase program approved on April 4, 2019 of up to 100 million common shares, of which approximately 49% were still available for repurchase at December 31, 2022. Under this framework, PNC expects quarterly repurchases of up to $500 million with the ability to adjust those levels as conditions warrant. PNC’s SCB for the four-quarter period beginning October 1, 2022 is 2.9%.
•On January 4, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share. The dividend, with a payment date of February 5, 2023, was paid on the next business day.
•The Basel III CET1 capital ratio decreased to 9.1% at December 31, 2022 from 10.3% at December 31, 2021.
•PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The CET1 fully implemented ratio, which reflects the full impact of CECL and excludes the benefits of the optional five-year transition, was 8.9% at December 31, 2022 compared to 10.0% at December 31, 2021.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding a SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2022 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The economy continues to expand in early 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short- and long-term interest rates. With much higher mortgage rates the housing market is already in contraction, with steep drops in existing home sales and single-family housing starts, and a modest decline in house prices. Other sectors where interest rates play an outsized role, such as business investment and consumer spending on durable goods, will contract in 2023.
•PNC’s baseline outlook is for a recession starting in the second half of 2023, with real GDP contracting a modest 1% before recovery starts in early 2024 as the Federal Reserve lowers interest rates in response to a deteriorating labor market and slower inflation. The unemployment rate will increase throughout 2023, peaking at above 5% in the first half of 2024. Inflation will slow with the recession and be back to the Federal Reserve’s 2% long-term objective by early 2024.
•PNC expects the FOMC to increase the federal funds rate by an additional 25 basis points in March. This would bring the federal funds rate to a range of 4.75% to 5.00% by mid-March. PNC expects a federal funds rate cut of 25 basis points in early 2024 as inflation moves toward the FOMC’s 2% long-term objective.

See Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

40    The PNC Financial Services Group, Inc. – 2022 Form 10-K

For the full year 2023, compared to full year 2022, we expect:
•Period-end loans to be up 2% to 4%,
•Average loans to be up 6% to 8%,
•Revenue to be up 6% to 8%,
•Noninterest expense to be up 2% to 4%, and
•The effective tax rate to be approximately 18%.

For the first quarter of 2023, compared to the fourth quarter of 2022, we expect:
•Period-end loans to be stable,
•Average loans to be up 1% to 2%,
•Net interest income to be down 1% to 2%,
•Fee income to be down 3% to 5%,
•Other noninterest income, excluding net securities gains and Visa activity, to be between $200 million and $250 million,
•Total revenue to decline approximately 3%,
•Noninterest expense to be down 2% to 4%, and
•Net loan charge-offs to be approximately $200 million.

Additionally, as of year-end 2022, we have completed all actions associated with the integration of BBVA, and no additional integration costs are anticipated. A total of $980 million of integration costs were incurred, which included $120 million of write-offs for capitalized items.
We cannot provide, without unreasonable effort, a meaningful or accurate reconciliation of forward-looking non-GAAP measures to their most directly comparable GAAP financial measures. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of the unavailable information.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  41

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2021 over 2020, see the Consolidated Income Statement Review section in our 2021 Form 10-K.

Net income for 2022 was $6.1 billion, or $13.85 per diluted common share, an increase of $0.4 billion compared to net income of $5.7 billion, or $12.70 per diluted common share, for 2021. The increase was driven by higher net interest income, partially offset by a higher provision for credit losses, lower noninterest income and higher expenses.

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	2022			2021
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$137,149	2.00%	$2,747	$110,974	1.67%	$1,855
Loans	307,699	3.86%	11,886	268,696	3.37%	9,060
Interest-earning deposits with banks	41,050	1.41%	578	79,869	0.13%	103
Other	9,651	3.50%	337	8,539	2.23%	190
Total interest-earning assets/interest income	$495,549	3.14%	15,548	$468,078	2.39%	11,208
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$299,042	0.42%	1,267	$279,228	0.05%	126
Borrowed funds	42,450	2.72%	1,155	34,508	1.05%	361
Total interest-bearing liabilities/interest expense	$341,492	0.71%	2,422	$313,736	0.16%	487
Net interest margin/income (non-GAAP)		2.65%	13,126		2.29%	10,721
Taxable-equivalent adjustments			(112)			(74)
Net interest income (GAAP)			$13,014			$10,647
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

Net interest income increased $2.4 billion, or 22% in 2022 compared with 2021. The increase was primarily due to higher interest-earning asset yields and balances, partially offset by higher funding costs. Net interest margin increased 36 basis points, due to higher interest-earning asset yields, partially offset by higher funding rates.

Average investment securities grew $26.2 billion, or 24%, driven by net securities purchases, primarily of agency residential mortgage-backed securities and U.S. Treasury and government agency securities. Average investment securities represented 28% of average interest-earning assets in 2022, compared to 24% in 2021.

Average loans increased $39.0 billion, or 15%, due to growth in commercial and consumer loans, partially offset by PPP loan forgiveness. Average loans represented 62% of average interest-earning assets in 2022 compared to 57% in 2021.

Average interest-earning deposits with banks decreased $38.8 billion reflecting higher loan balances and net securities purchases, partially offset by higher deposits and borrowed funds.

Average interest-bearing deposits grew $19.8 billion, or 7%, and included a shift in commercial deposits from noninterest-bearing to interest-bearing as deposit rates have risen. In total, average interest-bearing deposits represented 88% of average interest-bearing liabilities in 2022 compared to 89% in 2021.

42    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Average borrowed funds increased $7.9 billion, or 23%, primarily due to higher FHLB borrowings, partially offset by lower senior debt.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 4: Noninterest Income

Year ended December 31			Change
Dollars in millions	2022	2021	$	%
Noninterest income
Asset management and brokerage	$1,444	$1,438	$6	—
Capital markets and advisory	1,296	1,577	(281)	(18)%
Card and cash management	2,633	2,398	235	10%
Lending and deposit services	1,134	1,102	32	3%
Residential and commercial mortgage	647	850	(203)	(24)%
Other	952	1,199	(247)	(21)%
Total noninterest income	$8,106	$8,564	$(458)	(5)%

Noninterest income as a percentage of total revenue was 38% for 2022 and 45% for 2021.

Asset management and brokerage fees increased due to the full-year benefit of BBVA and increased product sales, partially offset by lower average equity markets. PNC’s discretionary client assets under management decreased to $173 billion at December 31, 2022, compared to $192 billion at December 31, 2021, driven by lower spot equity markets.

Capital markets and advisory fees decreased primarily due to lower advisory and underwriting fees, partially offset by higher fees on customer-related derivative activities.

Growth in card and cash management revenue was primarily due to increased treasury management product revenue, including the full-year benefit of BBVA, in addition to higher consumer spending.

Lending and deposit services increased and included the full-year benefit of BBVA.

Residential and commercial mortgage decreased due to lower residential and commercial mortgage banking activities driven by a decline in both origination and sales activity, partially offset by higher residential mortgage servicing income.

Other noninterest income decreased compared to 2021, primarily due to lower private equity revenue and net losses on securities, partially offset by the benefit of lower negative Visa Class B derivative fair value adjustments. Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity and Other Investment Risk section.

Noninterest Expense
Table 5: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2022	2021	$	%
Noninterest expense
Personnel	$7,244	$7,141	$103	1%
Occupancy	992	940	52	6%
Equipment	1,395	1,411	(16)	(1)%
Marketing	355	319	36	11%
Other	3,184	3,191	(7)	—
Total noninterest expense	$13,170	$13,002	$168	1%

The increase to noninterest expense included a full year of BBVA operating expenses and continued business investment, as well as the write-off of insignificant technology projects connected to crypto currency product development, all of which has ceased as of the reporting date. The increase was partially offset by lower integration expenses.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  43

We exceeded our 2022 continuous improvement program savings goal of $300 million. In 2023, we increased our goal to $400 million in cost savings.

Effective Income Tax Rate
The effective income tax rate from continuing operations was 18.2% for 2022 compared with 18.1% for 2021.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low- income housing and new markets investments, as well as earnings on other tax exempt investments. Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 19 Income Taxes.
Provision for (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

Year ended December 31
Dollars in millions	2022	2021
Provision for (recapture of) credit losses
Loans and leases	$439	$(887)
Unfunded lending related commitments	32	32
Investment securities	17	51
Other financial assets	(11)	25
Total provision for (recapture of) credit losses	$477	$(779)

Provision for credit losses was $477 million in 2022, driven by our weakened economic outlook along with loan growth, partially offset by the impacts from the reassessment of pandemic-related risks and credit quality improvement in the portfolio.

Net interest income less the provision for (recapture of) credit losses was $12.5 billion, $11.4 billion and $6.8 billion for 2022, 2021 and 2020, respectively.

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2021 over 2020, see the Consolidated Balance Sheet Review section in our 2021 Form 10-K.
Table 7: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2022	2021	$	%
Assets
Interest-earning deposits with banks	$27,320	$74,250	$(46,930)	(63)%
Loans held for sale	1,010	2,231	(1,221)	(55)%
Investment securities	139,334	132,962	6,372	5%
Loans	326,025	288,372	37,653	13%
Allowance for loan and lease losses	(4,741)	(4,868)	127	3%
Mortgage servicing rights	3,423	1,818	1,605	88%
Goodwill	10,987	10,916	71	1%
Other	53,905	51,510	2,395	5%
Total assets	$557,263	$557,191	$72	—
Liabilities
Deposits	$436,282	$457,278	$(20,996)	(5)%
Borrowed funds	58,713	30,784	27,929	91%
Allowance for unfunded lending related commitments	694	662	32	5%
Other	15,762	12,741	3,021	24%
Total liabilities	511,451	501,465	9,986	2%
Equity
Total shareholders’ equity	45,774	55,695	(9,921)	(18)%
Noncontrolling interests	38	31	7	23%
Total equity	45,812	55,726	(9,914)	(18)%
Total liabilities and equity	$557,263	$557,191	$72	—
44    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Our balance sheet was well-positioned at December 31, 2022. In comparison to December 31, 2021:
•Total assets were stable as higher loans, securities and MSRs were offset by lower balances held with the Federal Reserve Bank.
•Total liabilities increased primarily due to higher borrowed funds, partially offset by a decrease in deposits.
•Total equity decreased as the benefits from net income and preferred stock issuances were more than offset by a decrease in AOCI, reflecting the negative impact of higher interest rates on securities and swap values. The decline was also attributable to common share repurchases, dividends paid and the redemption of preferred stock.

The ACL related to loans totaled $5.4 billion at December 31, 2022, a decrease of $0.1 billion since December 31, 2021. The decrease was primarily driven by the reassessment of pandemic-related risks and improvements in credit quality, partially offset by our weakened economic outlook along with loan growth.

See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Item 7,
•Critical Accounting Estimates and Judgments section of this Item 7, and
•Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 20 Regulatory Matters.
Loans
Table 8: Loans

	December 31	December 31	Change
Dollars in millions	2022	2021	$	%
Commercial
Commercial and industrial	$182,219	$152,933	$29,286	19%
Commercial real estate	36,316	34,015	2,301	7%
Equipment lease financing	6,514	6,130	384	6%
Total commercial	225,049	193,078	31,971	17%
Consumer
Residential real estate	45,889	39,712	6,177	16%
Home equity	25,983	24,061	1,922	8%
Automobile	14,836	16,635	(1,799)	(11)%
Credit card	7,069	6,626	443	7%
Education	2,173	2,533	(360)	(14)%
Other consumer	5,026	5,727	(701)	(12)%
Total consumer	100,976	95,294	5,682	6%
Total loans	$326,025	$288,372	$37,653	13%
Commercial loans increased primarily due to new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PNC had $0.4 billion of PPP loans outstanding at December 31, 2022, compared to $3.4 billion at December 31, 2021.

Consumer loans increased primarily due to increases in residential mortgages, home equity and credit card, partially offset by declines in the remaining portfolios as paydowns outpaced new originations.

For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section, Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $139.3 billion at December 31, 2022 increased $6.4 billion, or 5%, compared to December 31, 2021, due to net purchases, primarily of agency residential mortgage-backed securities, partially offset by a decline in valuation driven by interest rates.

The level and composition of the investment securities portfolio fluctuates over time based on many factors, including market conditions, loan and deposit growth, and balance sheet management activities. We manage our investment securities portfolio to optimize returns, while providing a reliable source of liquidity for our banking and other activities, considering the LCR, NSFR and other internal and external guidelines and constraints.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  45

Table 9: Investment Securities (a)

	December 31, 2022		December 31, 2021
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$45,767	$43,330	$47,024	$47,054
Agency residential mortgage-backed	77,385	71,073	67,326	67,632
Non-agency residential mortgage-backed	973	1,074	927	1,158
Agency commercial mortgage-backed	2,693	2,501	1,740	1,773
Non-agency commercial mortgage-backed (c)	2,992	2,883	3,423	3,436
Asset-backed (d)	7,291	7,183	6,380	6,409
Other debt (e)	6,642	6,394	5,404	5,596
Total investment securities (f)	$143,743	$134,438	$132,224	$133,058
(a)Of our total securities portfolio, 97% and 96% were rated AAA/AA as of December 31, 2022 and 2021, respectively.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $149 million at December 31, 2022 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2021 was $133 million.
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

Table 9 presents the distribution of our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at December 31, 2022 compared to December 31, 2021 primarily reflected the impact of higher interest rates on the valuation of fixed rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 3 Investment Securities for additional details regarding the allowance for investment securities.

During 2022, we transferred securities with a fair value of $82.7 billion from available for sale to held to maturity. We changed our intent and committed to hold these high-quality securities to maturity in order to reduce the impact of price volatility on AOCI and tangible capital. See Note 3 Investment Securities for additional details regarding these transfers.

The duration of investment securities was 4.5 years at December 31, 2022. We estimate that at December 31, 2022 the effective duration of investment securities was 4.4 years for an immediate 50 basis points parallel increase in interest rates and 4.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2021 for the effective duration of investment securities were 3.8 years and 3.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 6.0 years at December 31, 2022 compared to 4.4 years at December 31, 2021.
Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2022	Years
Agency residential mortgage-backed	7.7
Non-agency residential mortgage-backed	10.0
Agency commercial mortgage-backed	5.6
Non-agency commercial mortgage-backed	1.4
Asset-backed	2.4
Additional information regarding our investment securities portfolio is included in Note 3 Investment Securities and Note 15 Fair Value.

46    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Funding Sources
Table 11: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2022	2021	$	%
Deposits
Noninterest-bearing	$124,486	$155,175	$(30,689)	(20)%
Interest-bearing
Money market	64,150	61,229	2,921	5%
Demand	126,143	115,910	10,233	9%
Savings	103,033	107,598	(4,565)	(4)%
Time deposits	18,470	17,366	1,104	6%
Total interest-bearing deposits	311,796	302,103	9,693	3%
Total deposits	436,282	457,278	(20,996)	(5)%
Borrowed funds
Federal Home Loan Bank borrowings	32,075		32,075	—
Senior debt	16,657	20,661	(4,004)	(19)%
Subordinated debt	6,307	6,996	(689)	(10)%
Other	3,674	3,127	547	17%
Total borrowed funds	58,713	30,784	27,929	91%
Total funding sources	$494,995	$488,062	$6,933	1%

Total deposits decreased due to lower commercial and consumer deposits, reflecting competitive pricing dynamics and the impact of inflationary pressures. In addition, there was a shift from noninterest-bearing to interest-bearing deposits in 2022, reflecting the impact of higher interest rates.

Borrowed funds increased due to higher FHLB borrowings, partially offset by lower senior debt.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, loans, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2022 liquidity and capital activities. See Note 10 Borrowed Funds for additional information related to our borrowings.

Shareholders’ Equity
Total shareholders’ equity was $45.8 billion at December 31, 2022, a decrease of $9.9 billion compared to December 31, 2021, as increases related to net income of $6.1 billion and preferred stock issuances of $2.2 billion were more than offset by a decrease in AOCI of $10.6 billion, reflecting the negative impact of higher interest rates on securities and swap values. The decline was also attributable to common share repurchases of $3.6 billion, dividends paid of $2.6 billion and a preferred stock redemption of $1.5 billion.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  47

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 23 Segment Reporting. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 23, primarily due to the presentation in this Item 7 of business net interest income on a taxable-equivalent basis. Note 23 presents results of businesses for 2022, 2021 and 2020.
Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge, and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 120 in Note 23 Segment Reporting. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses, and differences between business segment performance reporting and financial statement reporting (GAAP).

48    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Retail Banking
Retail Banking’s core strategy is to help all of our consumer and small business customers move forward financially. We aim to grow our primary checking and transaction relationships through strong customer acquisition and retention. We seek to deepen relationships by meeting the broad range of our customers’ financial needs with savings, liquidity, lending, payments investment and retirement solutions. A strategic priority for us is to differentiate the customer experience, leveraging technology to make banking easier for our customers. A key element of our strategy is to expand the use of lower-cost alternative distribution channels, with an emphasis on digital capabilities, and ATM access while continuing to optimize the traditional branch network. In addition, we are focused on consistently engaging both our employees and customers, which is a strong driver of customer growth, retention and relationship expansion.

Table 12: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$7,540	$6,206	$1,334	21%
Noninterest income	2,967	2,796	171	6%
Total revenue	10,507	9,002	1,505	17%
Provision for (recapture of) credit losses	259	(101)	360	*
Noninterest expense	7,598	6,916	682	10%
Pretax earnings	2,650	2,187	463	21%
Income taxes	621	508	113	22%
Noncontrolling interests	55	31	24	77%
Earnings	$1,974	$1,648	$326	20%
Average Balance Sheet
Loans held for sale	$927	$1,328	$(401)	(30)%
Loans
Consumer
Residential real estate	$33,643	$25,230	$8,413	33%
Home equity	23,221	22,387	834	4%
Automobile	15,425	15,787	(362)	(2)%
Credit card	6,620	6,182	438	7%
Education	2,381	2,770	(389)	(14)%
Other consumer	2,164	2,397	(233)	(10)%
Total consumer	83,454	74,753	8,701	12%
Commercial	11,177	14,321	(3,144)	(22)%
Total loans	$94,631	$89,074	$5,557	6%
Total assets	$113,829	$106,331	$7,498	7%
Deposits
Noninterest-bearing	$64,775	$57,729	$7,046	12%
Interest-bearing	199,614	184,040	15,574	8%
Total deposits	$264,389	$241,769	$22,620	9%
Performance Ratios
Return on average assets	1.73%	1.55%
Noninterest income to total revenue	28%	31%
Efficiency	72%	77%
(continued on following page)
The PNC Financial Services Group, Inc. – 2022 Form 10-K  49

(Continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$528	$465	$63	14%
Card and cash management	$1,338	$1,281	$57	4%
Lending and deposit services	$670	$619	$51	8%
Residential and commercial mortgage	$319	$456	$(137)	(30)%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$190	$133	$57	43%
Serviced portfolio acquisitions	$74	$44	$30	68%
MSR asset value (b)	$2.3	$1.1	$1.2	109%
MSR capitalization value (in basis points) (b)	122	81	41	51%
Servicing income: (in millions)
Servicing fees, net (c)	$192	$34	$158	*
Mortgage servicing rights valuation, net of economic hedge	$9	$64	$(55)	(86)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$15.1	$24.8	$(9.7)	(39)%
Loan sale margin percentage	2.14%	2.84%
Percentage of originations represented by:
Purchase volume (d)	67%	43%
Refinance volume	33%	57%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	64%	65%
Digital consumer customers (f)	78%	79%
Credit-related statistics
Nonperforming assets	$1,003	$1,220	$(217)	(18)%
Net charge-offs - loans and leases	$435	$393	$42	11%
Other statistics
ATMs	8,933	9,523	(590)	(6)%
Branches (g)	2,518	2,629	(111)	(4)%
Brokerage account client assets (in billions) (h)	$70	$78	$(8)	(10)%
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
(g)Reflects all branches and solution centers excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(h)Includes cash and money market balances.

Retail Banking earnings increased $326 million in 2022 compared with 2021. The increase in earnings was attributable to higher net interest income and noninterest income, partially offset by increased noninterest expense and a higher provision for credit losses.

Net interest income increased primarily due to growth in average deposits and loan balances, reflecting the full-year benefit of BBVA acquisition, along with wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income included the full-year impact of the BBVA acquisition and increased due to the favorable impact of Visa Class B derivative fair value adjustments, higher brokerage fees reflecting favorable annuity activity, growth in card and cash management revenue driven by increased credit and debit card activity, and higher lending and deposit related fees driven by increased service charges on deposits. The increase in noninterest income was partially offset by declines in residential mortgage revenue, driven by lower loan sales revenue reflecting the higher interest rate environment.

50    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Provision for credit losses was driven by our weakened economic outlook, partially offset by the impacts from the reassessment of pandemic-related risks and credit quality improvement in the portfolio.

Noninterest expense increased due to the full-year impact of BBVA operating expenses, increased business activity and continued investments to support business growth.

The deposit strategy of Retail Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances, executing on market-specific deposit growth strategies and providing a source of low-cost funding and liquidity to PNC. In 2022, average total deposits increased compared to 2021 primarily driven by growth in demand and savings deposits, which benefited from the full-year impact of the BBVA acquisition.

Retail Banking average total loans increased in 2022 compared to 2021. Average consumer loans increased 12% due to the full-year impact of the BBVA acquisition on all loan classes except education loans, which BBVA did not have in its loan portfolio, partially offset by a decline in auto and other consumer loans as paydowns outpaced new originations. In addition, average residential real estate loans increased, as new originations outpaced runoff. Average commercial loans decreased primarily due to PPP loans.

As part of our strategic focus on growing customers and meeting their financial needs, we have established a coast-to-coast network of retail branches, solution centers and ATMs that operate alongside PNC’s suite of digital capabilities. Over time, we plan to continue to convert a portion of branches into solution centers, which have a distinctive layout and the capability to support transactions, sales and advice, using a combination of technology and personalized banker assistance. PNC began to deploy solution centers in 2018.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses. We are focused on meeting the financial needs of customers by providing a broad range of liquidity, banking, payments and investment products. In 2021, we successfully rolled out Low Cash Mode® to all Virtual Wallet® customers, providing them with the ability to avoid unnecessary overdraft fees through real-time alerts, extra time to prevent or address overdrafts and controls to choose whether to return certain debits rather than the bank making the decision. In 2022, we continued to make product benefit enhancements, such as by eliminating non-sufficient fund fees for all consumer checking account customers. Virtual Wallet® customers had previously received this benefit with the launch of Low Cash Mode®.

Retail Banking continued to execute on its strategy of transforming the customer experience through transaction channel migration, branch network and home lending process transformations and multi-channel engagement and service strategies. We are also continually assessing our current branch network for optimization opportunities as usage of alternative channels has increased and, as a result, we had a net closure of 111 branches in 2022, consistent with our plan.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  51

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2022	2021	$	%
Income Statement
Net interest income	$5,270	$4,571	$699	15%
Noninterest income	3,621	3,783	(162)	(4)%
Total revenue	8,891	8,354	537	6%
Provision for (recapture of) credit losses	198	(646)	844	*
Noninterest expense	3,651	3,479	172	5%
Pretax earnings	5,042	5,521	(479)	(9)%
Income taxes	1,155	1,183	(28)	(2)%
Noncontrolling interests	17	14	3	21%
Earnings	$3,870	$4,324	$(454)	(10)%
Average Balance Sheet
Loans held for sale	$475	$583	$(108)	(19)%
Loans
Commercial
Commercial and industrial	$155,551	$126,928	$28,623	23%
Commercial real estate	33,373	31,584	1,789	6%
Equipment lease financing	6,195	6,286	(91)	(1)%
Total commercial	195,119	164,798	30,321	18%
Consumer	9	13	(4)	(31)%
Total loans	$195,128	$164,811	$30,317	18%
Total assets	$219,941	$188,470	$31,471	17%
Deposits
Noninterest-bearing demand	$76,956	$79,109	$(2,153)	(3)%
Interest-bearing demand	71,388	72,210	(822)	(1)%
Total deposits	$148,344	$151,319	$(2,975)	(2)%
Performance Ratios
Return on average assets	1.76%	2.29%
Noninterest income to total revenue	41%	45%
Efficiency	41%	42%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$2,801	$2,169	$632	29%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$77	$145	$(68)	(47)%
Commercial mortgage loan servicing income (d)	256	334	(78)	(23)%
Commercial mortgage servicing rights valuation, net of economic hedge	138	80	58	73%
Total	$471	$559	$(88)	(16)%
MSR asset value (e)	$1,113	$740	$373	50%
Average Loans by C&IB business
Corporate Banking	$104,798	$81,069	$23,729	29%
Real Estate	45,335	42,936	2,399	6%
Business Credit	28,461	24,047	4,414	18%
Commercial Banking	9,294	12,054	(2,760)	(23)%
Other	7,240	4,705	2,535	54%
Total average loans	$195,128	$164,811	$30,317	18%
Credit-related statistics
Nonperforming assets (e)	$761	$1,007	$(246)	(24)%
Net charge-offs - loans and leases	$143	$289	$(146)	(51)%
* - Not Meaningful
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
(e)As of December 31.
52    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Corporate & Institutional Banking earnings decreased $454 million in 2022 compared with 2021, driven by a higher provision for credit losses, higher noninterest expense and lower noninterest income, partially offset by higher net interest income.

Net interest income increased in the comparison primarily due to higher average loan balances reflecting organic growth and the full-year benefit of BBVA, as well as wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans and lower average deposit balances.

Noninterest income decreased in the comparison driven by lower capital markets and advisory fees and lower commercial mortgage banking activities, partially offset by higher treasury management product revenue.

Provision for credit losses was driven by our weakened economic outlook along with loan growth, partially offset by the impacts from the reassessment of pandemic-related risks and credit quality improvement in the portfolio.

Noninterest expense increased in the comparison largely due to a full-year of BBVA operating expenses and continued investments to support business growth, partially offset by lower variable compensation associated with decreased business activity.

Average loans increased compared with 2021 due to increases in Corporate Banking, Business Credit and Real Estate, partially offset by a decline in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations and government, and not-for-profit entities. Average loans for this business increased, driven by strong new production and higher average utilization of loan commitments as well as the full-year benefit of loans from BBVA.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased, primarily driven by higher utilization of loan commitments and new production.
•Real Estate provides banking, financing, and servicing solutions for commercial real estate clients across the country. Average loans for this business increased reflecting new production, partially offset by lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets products and services to smaller corporations and businesses. Average loans for this business decreased, primarily driven by PPP loan forgiveness, partially offset by the full-year benefit of loans from BBVA.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased in the comparison reflecting the impact of competitive pricing dynamics, partially offset by the full-year benefit of deposits from BBVA. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

In 2021, the BBVA acquisition accelerated Corporate & Institutional Banking’s geographic expansion. Following the BBVA acquisition and our de novo expansion efforts, we are now a coast-to-coast franchise and have a presence in the largest 30 U.S. metropolitan statistical areas. These expanded locations complement Corporate & Institutional Banking’s national businesses with a significant presence in these cities, and our full suite of commercial products and services is now offered nationally.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets and advisory products and services, and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results, and the remainder is reflected in the results of other businesses where the customer relationship exists. The Other Information section in Table 13 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.

The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income primarily includes revenue from all treasury management customer deposit balances. Compared with 2021, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher noninterest income, reflecting the impact of customer growth and the full-year benefit of BBVA.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  53

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower commercial mortgage servicing income and commercial mortgage loans held for sale, partially offset by a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The decrease in capital markets and advisory fees in the comparison was mostly driven by lower advisory and underwriting fees, partially offset by higher fees on customer-related derivative activities.

54    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
Table 14: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2022	2021	$	%
Income Statement
Net interest income	$608	$476	$132	28%
Noninterest income	936	987	(51)	(5)%
Total revenue	1,544	1,463	81	6%
Provision for (recapture of) credit losses	28	(7)	35	*
Noninterest expense	1,086	941	145	15%
Pretax earnings	430	529	(99)	(19)%
Income taxes	100	123	(23)	(19)%
Earnings	$330	$406	$(76)	(19)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$8,029	$5,033	$2,996	60%
Other consumer	4,550	4,321	229	5%
Total consumer	12,579	9,354	3,225	34%
Commercial	1,505	1,746	(241)	(14)%
Total loans	$14,084	$11,100	$2,984	27%
Total assets	$14,505	$11,677	$2,828	24%
Deposits
Noninterest-bearing	$2,664	$2,919	$(255)	(9)%
Interest-bearing	27,830	22,782	5,048	22%
Total deposits	$30,494	$25,701	$4,793	19%
Performance Ratios
Return on average assets	2.28%	3.48%
Noninterest income to total revenue	61%	67%
Efficiency	70%	64%
Supplemental Noninterest Income Information
Asset management fees	$908	$964	$(56)	(6)%
Brokerage fees	8	9	(1)	(11)%
Total	$916	$973	$(57)	(6)%
Other Information
Nonperforming assets (a)	$56	$62	$(6)	(10)%
Net charge-offs - loans and leases	$17	$2	$15	750%
Brokerage account client assets (in billions) (a)	$4	$5	$(1)	(20)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$173	$192	$(19)	(10)%
Nondiscretionary client assets under administration	152	175	(23)	(13)%
Total	$325	$367	$(42)	(11)%
Discretionary client assets under management
PNC Private Bank	$105	$123	$(18)	(15)%
Institutional Asset Management	68	69	(1)	(1)%
Total	$173	$192	$(19)	(10)%
* - Not Meaningful
(a)As of December 31.
(b)Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  55

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves. This business seeks to deliver high quality banking, trust, and investment management services to our emerging affluent, high net worth, and ultra-high net worth clients through a broad array of products and services.

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

With the inclusion of BBVA, PNC Private Bank has approximately 100 offices operating in nine of the ten most affluent states in the U.S. with a majority co-located within retail banking branches.

Asset Management Group earnings decreased $76 million in 2022 compared with 2021, driven by an increase in noninterest expense, lower noninterest income and a higher provision for credit losses, partially offset by higher net interest income.

Net interest income increased due to growth in average loan and deposit balances, reflecting the full-year benefit of the BBVA acquisition and organic growth, as well as wider interest rate spreads on the value of deposits. This was partially offset by narrower interest rate spreads on the value of loans.

Noninterest income decreased in the comparison primarily attributable to lower average equity markets.

Noninterest expense increased due to the full-year impact of BBVA operations and continued investments to support business growth.

Discretionary client assets under management decreased in comparison to the prior year primarily attributable to lower equity markets as of December 31, 2022.
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

Our ERM Framework is structurally aligned with regulatory enhanced prudential standards and heightened standards promulgated by the Federal Reserve and OCC, respectively, which establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework, which consists of seven core components that provide executive management and the Board of Directors with an aggregate view of significant risks impacting the organization. The seven core components are risk culture, enterprise strategy (including risk appetite, strategic planning, capital planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting (see the figure below). The overall Risk Management section of this Item 7 also provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security). Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory environment. Accordingly, we are actively focused on the timely incorporation of applicable regulatory pronouncements into our ERM Framework.
56    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Risk Culture
A strong risk culture helps us make well informed decisions, helps ensure individuals conform to the established culture, reduces an individual’s ability to do something for personal gain, and rewards employees for working toward a common goal rather than individual interests. Our risk culture reinforces the appropriate protocols for responsible and ethical behavior. These protocols are especially critical in terms of our risk awareness, risk-taking behavior and risk management practices.

Managing risk is every employee’s responsibility. All of our employees, individually and collectively, are responsible for ensuring the organization is performing with the utmost integrity, is applying sound risk management practices and is striving to achieve our stated objectives. All employees are also responsible for understanding our Enterprise Risk Appetite Statement, the ERM Framework and how risk management applies to their respective roles and responsibilities. Employees are encouraged to collaborate across groups to identify and mitigate risks and elevate issues as required. We reinforce risk management responsibilities through a performance management system where employee performance goals include risk management objectives and incentives for employees to reinforce balanced measures of risk-adjusted performance.
Proactive and open communication, between groups and up to the Board of Directors, facilitates timely identification and resolution of risk issues. Our multi-level risk committee structure provides formal channels to identify and report risk.
Enterprise Strategy
We seek to ensure that our overall enterprise strategy is within acceptable risk parameters through our risk appetite, strategic planning, capital planning and stress testing processes. These components are reviewed and approved at least annually by the Board of Directors or one of its committees.
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
Strategic Planning: Our enterprise and line of business strategic plans outline major objectives, strategies and goals which are expected to be achieved over the next five years while seeking to ensure we remain compliant with all capital, risk appetite and liquidity targets and guidelines. Our chief executive officer and chief financial officer lead the development of the corporate strategic plan.
Capital Planning and Stress Testing: Capital planning helps to ensure we are maintaining safe and sound operations and viability. The capital planning process and the resulting capital plan evolve as our overall risks, activities and risk management practices change. Capital planning aligns with our strategic planning process. Stress testing is an essential element of the macroeconomics capital planning process. Effective stress testing enables us to consider the estimated effect on capital of various hypothetical scenarios.
Risk Governance and Oversight
We employ a comprehensive risk management governance framework to help ensure that risks are identified, balanced decisions are made that consider risk and return and risks are adequately monitored and managed. Risk committees established within this risk governance and oversight framework provide oversight for risk management activities at the Board of Directors, executive, corporate
The PNC Financial Services Group, Inc. – 2022 Form 10-K  57

and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened standards and the Federal Reserve Board’s enhanced prudential standards. See the Supervision and Regulation section in Item 1 of this Report for more information.
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
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the risk governance framework and the standards within each independent risk area for identifying, measuring, monitoring, controlling and reporting aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, and report on issues or exceptions. The risk areas help to ensure processes and controls owned by the businesses are designed and operating as intended.
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
Board of Directors – Our Board of Directors oversees our business and affairs as managed by our officers and employees. The Board of Directors may receive assistance in carrying out its duties and may delegate authority through standing or special committees. The following provides a summary of some of the key responsibilities of the Board’s standing committees:
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
•Risk Committee: oversees our enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework. The Risk Committee has formed a Compliance Subcommittee to facilitate Board-level oversight of risk management in the compliance area.
•Special Committee on Equity & Inclusion: oversees management’s equity and inclusion efforts, internally and externally, focusing on our systemic processes (including for employees and suppliers); low- and moderate-income communities (including community development banking, and product offerings and financial support for such communities); and advocacy (including partnerships with leading organizations, and advocacy for necessary structural changes to help provide greater access to the banking system and end systemic racism).
•Technology Committee: oversees technology strategy and significant technology initiatives and programs, including those that can position the use of technology to drive strategic advantages, and fulfills the oversight responsibilities delegated from the Risk Committee with respect to technology risk, technology risk management, cybersecurity, information security, business continuity and significant technology initiatives and programs.
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
58    The PNC Financial Services Group, Inc. – 2022 Form 10-K

senior management level and are designed to facilitate the review, evaluation, oversight and approval of key business and risk activities.
Working Committees – Working Committees generally operate on delegated approval authority from a Corporate Committee or other Working Committees. Working Committees are intended to provide oversight of regulatory/legal matters, assist in the implementation of key enterprise-level activities within a business or function and support the oversight of key risk activities.
Transactional Committees – Transactional Committees generally operate based on delegated approval authority from a Corporate or Working Committee to approve individual transactions, transactional related activities or movements on the organization’s balance sheet.
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
Risk Assessment
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and help us to control and monitor our actual risk level and risk management effectiveness. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Effective risk measurement practices are designed to uncover recurring risks that have been experienced in the past; facilitate the monitoring, understanding, analysis and reporting of known risks; and reveal unanticipated risks that may not be easy to understand or predict.
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
We design our monitoring and evaluation of risks and controls to provide assurance that policies, procedures and controls are effective and also to result in the identification of control improvement recommendations. Risk monitoring is a daily, ongoing process used by both the first and second line of defense to help ensure compliance with our ERM Framework. Risk monitoring is accomplished in many ways, including performing risk assessments at the business and risk assessment unit level, monitoring an area’s key controls, the timely reporting of issues and establishing a quality control and/or quality assurance function, as applicable.
Risk Aggregation and Reporting
Risk reporting is a comprehensive way to: (i) communicate aggregate risks, including identified concentrations; (ii) escalate instances where we are outside of our risk appetite; (iii) monitor our risk profile in relation to our risk appetite; and (iv) communicate risks and views on the effectiveness of our risk management activities to the Board of Directors and executive management.
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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  59

enterprise risk appetite. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of risk reports from the risk areas and lines of business is designed to provide a clear view of our risk level relative to our quantitative risk appetite. The enterprise level report is provided through the governance structure to the Risk Committee of the Board of Directors.

Credit Risk Management

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with the contractual terms of their loan, extension of credit or other financial obligation with PNC. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing securities and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks. Our processes for managing credit risk are designed to be embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with specific mitigation activities, to management and the Board of Directors through our governance structure. Our most significant concentration of credit risk is in our loan portfolio.

Credit Risk Management employs a governance, policy and monitoring framework for environmental and social risk topics that may include updates to PNC’s Credit Portfolio Strategy Committee. Outcomes from those updates may be incorporated into credit policies and risk procedures that govern our risk appetite, credit decisioning, portfolio management and reserve processes.

Credit Risk Management is currently working to understand, and incorporate into our credit risk management framework, the impacts to credit risk that may accelerate or be introduced as a result of climate change, including impacts from physical risk events and risks associated with the transition to a low-carbon economy. These risk events may impact a borrower’s income, cash flow or collateral due to frequency or severity of weather events, changing market conditions, consumer preferences and demand for products, or changes to the legislative and regulatory landscape. As disruptive events occur, PNC follows a process to determine if enhanced portfolio monitoring, reporting and executive communication is warranted to ensure appropriate oversight and action.

To address environmental and social-related risks, including climate change, PNC limits new originations in sectors that are no longer consistent with our strategic direction, such as mountain-top mining, Arctic oil and gas and private prisons. Corporate & Institutional Banking transactions may be subjected to an Environmental and Social Risk Management assessment designed to help us better identify and mitigate environmental, human rights and other social risks early in the credit application process. Transactions identified as having a potential environmental, human rights or other social risk are evaluated to determine whether enhanced due diligence is warranted. Additionally, PNC strives to ensure flood insurance is present for properties as required by applicable regulations, while also monitoring other water-related risks (such as the increased shoreline (and coastal) erosion) and weather-related events (such as hurricanes and wildfires).

Loan Portfolio Characteristics and Analysis

Table 15: Details of Loans
In billions
60    The PNC Financial Services Group, Inc. – 2022 Form 10-K

We use several credit quality indicators, as further detailed in Note 4 Loans and Related Allowance for Credit Losses, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% and 53% of our total loan portfolio at December 31, 2022 and 2021, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geographies that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified across industries as shown in the following table which provides a breakout by industry classification (classified based on the North American Industry Classification System).

Table 16: Commercial and Industrial Loans by Industry

	December 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$30,845	17%	$22,597	15%
Retail/wholesale trade	29,176	16	22,803	15
Service providers	23,548	13	20,750	14
Financial services	21,320	12	17,950	12
Real estate related (a)	17,780	10	15,123	10
Technology, media & telecommunications	11,845	7	10,070	7
Health care	10,649	6	9,944	7
Transportation and warehousing	7,858	4	7,136	5
Other industries	29,198	15	26,560	15
Total commercial and industrial loans	$182,219	100%	$152,933	100%
(a)Represents loans to customers in the real estate and construction industries.

Commercial and industrial loan growth from December 31, 2021 was driven by new production and higher utilization of loan commitments, partially offset by PPP loan forgiveness. PPP loans outstanding totaled $0.4 billion and $3.4 billion at December 31, 2022 and 2021, respectively.

Commercial Real Estate
Commercial real estate loans comprised $22.3 billion related to commercial mortgages on income-producing properties, $6.4 billion of real estate construction project loans and $7.6 billion of intermediate term financing loans as of December 31, 2022. Comparable amounts as of December 31, 2021 were $18.6 billion, $7.3 billion and $8.1 billion, respectively.

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  61

The following table presents our commercial real estate loans by geography and property type:

Table 17: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,224	17%	$5,561	16%
Texas	3,871	11	3,458	10
Florida	3,275	9	2,987	9
Pennsylvania	1,638	5	1,482	4
Virginia	1,638	5	1,720	5
Maryland	1,496	4	1,557	5
Colorado	1,336	4	1,126	3
Illinois	1,321	4	970	3
Ohio	1,236	3	1,219	4
North Carolina	1,150	3	823	2
Other	13,131	35	13,112	39
Total commercial real estate loans	$36,316	100%	$34,015	100%
Property Type (a)
Multifamily	$13,738	38%	$10,581	31%
Office	9,123	25	9,547	28
Industrial/warehouse	4,035	11	2,413	7
Retail	2,855	8	3,570	10
Seniors housing	2,228	6	2,602	8
Hotel/motel	1,896	5	2,008	6
Mixed use	701	2	724	2
Other	1,740	5	2,570	8
Total commercial real estate loans	$36,316	100%	$34,015	100%
(a)Presented in descending order based on loan balances at December 31, 2022.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of continuing uncertainty. Evolving conditions suggest a structural change for office demand moving forward; however, the change is anticipated to develop more fully over time. PNC continues to closely monitor our exposure in the office sector as these concerns develop, and while internal risk and regulatory classification assessments have weakened, we have not seen a notable change in loan performance at this time.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2022 and 2021.

We obtain loan attributes at origination, including FICO scores and LTVs, and we update these and other credit metrics at least quarterly. We track borrower performance monthly. We also segment the mortgage portfolio into pools based on product type (e.g., nonconforming or conforming). This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations. Loan performance is evaluated by source originators and loan servicers.

62    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	December 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,609	41%	$15,041	38%
Texas	4,194	9	4,397	11
Florida	3,360	7	3,124	8
Washington	3,009	7	1,909	5
New Jersey	1,925	4	1,660	4
New York	1,558	3	1,279	3
Arizona	1,436	3	1,435	4
Colorado	1,192	3	1,145	3
Pennsylvania	1,188	3	1,069	3
Illinois	970	2	957	2
Other	8,448	18	7,696	19
Total residential real estate loans	$45,889	100%	$39,712	100%
	December 31, 2022		December 31, 2021
Weighted-average loan origination statistics (b)
Loan origination FICO score		770		775
LTV of loan originations		71%		67%
(a)Presented in descending order based on loan balances at December 31, 2022.
(b)Weighted-averages calculated for the twelve months ended December 31, 2022 and 2021, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $40.6 billion at December 31, 2022 with 44% located in California. Comparable amounts at December 31, 2021 were $34.9 billion and 42%, respectively.

Home Equity
Home equity loans comprised $19.5 billion of primarily variable-rate home equity lines of credit and $6.5 billion of closed-end home equity installment loans at December 31, 2022. Comparable amounts were $15.8 billion and $8.3 billion as of December 31, 2021, respectively.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit or brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  63

The following table presents certain key statistics related to our home equity portfolio:
Table 19: Home Equity Loan Statistics

	December 31, 2022		December 31, 2021
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$5,051	19%	$5,108	21%
New Jersey	3,266	13	3,117	13
Ohio	2,352	9	2,398	10
Florida	2,082	8	1,701	7
Michigan	1,263	5	1,246	5
Maryland	1,254	5	1,206	5
California	1,247	5	705	3
Texas	1,144	4	978	4
Illinois	1,126	4	1,154	5
North Carolina	995	4	918	4
Other	6,203	24	5,530	23
Total home equity loans	$25,983	100%	$24,061	100%
Lien type
1st lien		58%		62%
2nd lien		42		38
Total		100%		100%
	December 31, 2022		December 31, 2021
Weighted-average loan origination statistics (b)
Loan origination FICO score		774		782
LTV of loan originations		67%		66%
(a)Presented in descending order based on loan balances at December 31, 2022.
(b)Weighted-averages calculated for the twelve months ended December 31, 2022 and 2021, respectively.
Automobile
Auto loans comprised $13.7 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of December 31, 2022. Comparable amounts as of December 31, 2021 were $15.4 billion and $1.2 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	December 31, 2022	December 31, 2021
Weighted-average loan origination FICO score (a) (b)
Indirect auto	784	791
Direct auto	776	775
Weighted-average term of loan originations - in months (a)
Indirect auto	73	72
Direct auto	63	62
(a)Weighted-averages calculated for the twelve months ended December 31, 2022 and 2021, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At December 31, 2022, the portfolio balance was composed of 50% new vehicle loans and 50% used vehicle loans. Comparable amounts at December 31, 2021 were 53% and 47%, respectively.

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
64    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Nonperforming Assets and Loan Delinquencies

Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming TDRs and PCD loans, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	December 31, 2022	December 31, 2021	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$858	$1,168	$(310)	(27)%
Consumer (a)	1,127	1,312	(185)	(14)%
Total nonperforming loans	1,985	2,480	(495)	(20)%
OREO and foreclosed assets	34	26	8	31%
Total nonperforming assets	$2,019	$2,506	$(487)	(19)%
TDRs included in nonperforming loans	$699	$988	$(289)	(29)%
Percentage of total nonperforming loans	35%	40%
Nonperforming loans to total loans	0.61%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.62%	0.87%
Nonperforming assets to total assets	0.36%	0.45%
Allowance for loan and lease losses to nonperforming loans	239%	196%
Allowance for credit losses to nonperforming loans (b)	274%	223%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the years ended December 31, 2022 and 2021:

Table 22: Change in Nonperforming Assets

In millions	2022	2021
January 1	$2,506	$2,337
Acquired nonperforming assets (a)		880
New nonperforming assets	1,523	1,216
Charge-offs and valuation adjustments	(370)	(255)
Principal activity, including paydowns and payoffs	(868)	(1,023)
Asset sales and transfers to loans held for sale	(52)	(134)
Returned to performing status	(720)	(515)
December 31	$2,019	$2,506
(a)Represents the June 30, 2021 balance of nonperforming assets attributable to BBVA. Changes in this acquired portfolio for the six months ended December 31, 2021 are reflected in the appropriate category based on activity.

As of December 31, 2022, approximately 98% of total nonperforming loans were secured by collateral which lessened reserve requirements and is expected to reduce credit losses.

Within consumer nonperforming loans, residential real estate TDRs comprised 50% of total residential real estate nonperforming loans, while home equity TDRs comprised 31% of home equity nonperforming loans at December 31, 2022. Comparable amounts at December 31, 2021 were 42% and 36%, respectively. TDRs generally remain in nonperforming status until a borrower has made at least six consecutive months of both principal and interest payments under the modified terms or ultimate resolution occurs. Loans where borrowers have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us and loans to borrowers not currently obligated to make both principal and interest payments under the restructured terms are not returned to accrual status. See Troubled Debt Restructurings and Loan Modifications within this Credit Risk Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  65

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher interest rates and secular changes fostered by the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2022 and 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31, 2022	December 31, 2021	Change		December 31, 2022	December 31, 2021
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$747	$1,011	$(264)	(26)%	0.23%	0.35%
Accruing loans past due 60 to 89 days	261	355	(94)	(26)%	0.08%	0.12%
Total early stage loan delinquencies	1,008	1,366	(358)	(26)%	0.31%	0.47%
Late stage loan delinquencies
Accruing loans past due 90 days or more	482	619	(137)	(22)%	0.15%	0.21%
Total accruing loans past due	$1,490	$1,985	$(495)	(25)%	0.46%	0.69%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion and $0.5 billion at December 31, 2022 and 2021, respectively.

The decrease in accruing loans past due from December 31, 2021 was the result of lower delinquencies in both the consumer and commercial portfolios.

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

Troubled Debt Restructurings and Loan Modifications

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also result from court-imposed concessions (e.g., a Chapter 7 bankruptcy where the debtor is discharged from personal liability to us and a court approved Chapter 13 bankruptcy repayment plan). Prior to the expiration of TDR relief on January 1, 2022, PNC elected not to apply a TDR designation to loans that were restructured due to a COVID-19 hardship pursuant to specific criteria under the CARES Act. Consistent with the expiration of this relief, loans that experience a COVID-19 related hardship and are restructured after January 1, 2022 are subject to existing GAAP guidance related to TDRs.

66    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table provides a summary of troubled debt restructurings at December 31, 2022 and 2021, respectively:

Table 24: Summary of Troubled Debt Restructurings (a)

	December 31, 2022	December 31, 2021	Change
Dollars in millions			$	%
Commercial	$561	$672	$(111)	(17)%
Consumer	841	919	(78)	(8)%
Total TDRs	$1,402	$1,591	$(189)	(12)%
Nonperforming	$699	$988	$(289)	(29)%
Accruing (b)	703	603	100	17%
Total TDRs	$1,402	$1,591	$(189)	(12)%
(a)Amounts in table do not include associated valuation allowances.
(b)Accruing loans include consumer credit card loans and certain loans that have demonstrated a period of at least six months of performance under the restructured terms and are excluded from nonperforming loans.

Nonperforming TDRs represented approximately 35% of total nonperforming loans and 50% of total TDRs at December 31, 2022. Comparable amounts at December 31, 2021 were 40% and 62%, respectively. The remaining portion of TDRs represents TDRs that have been returned to accrual status after performing under the restructured terms for at least six consecutive months.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses for additional information on TDRs.

Loan Modifications
PNC provides relief to our customers experiencing financial hardships through a variety of solutions. Commercial loan and lease modifications are based on each individual borrower’s situation and may involve reduction of the interest rate, extension of the loan term and/or forgiveness of principal. Consumer loan modifications are evaluated under our hardship relief programs, including COVID-19 related hardships that extended beyond the initial relief period.

See Troubled Debt Restructurings within this Credit Risk Management section for more information on how certain loans to borrowers experiencing COVID-19 related difficulties were treated prior to the expiration of CARES Act TDR relief.

Allowance for Credit Losses

Our determination of the ACL is based on historical loss and performance experience, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors, including current borrower and/or transaction characteristics. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, trade receivables and other financial assets and off-balance sheet credit exposures and determine this allowance based on assessments of the remaining estimated contractual term as of the balance sheet date.

Expected losses are estimated primarily using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses where applicable and (iii) long run average expected losses for the remaining estimated contractual term.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we have established a framework which includes a three-year forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes. Forward-looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative macroeconomic models, as well as through analysis from PNC’s economists and management’s judgment in qualitatively assessing the ACL.

The reversion period is used to bridge our three-year reasonable and supportable forecast period and the long-run average expected credit losses. We may consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long run average period. The reversion period is typically 1-3 years, if not immediate.

The long-run average expected credit losses are derived from our available historical credit information. We use long-run average expected loss for the portfolio over the estimated remaining contractual term beyond our reasonable and supportable forecast period and the reversion period.

The following discussion provides additional information related to our reserves under CECL for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies for further discussion on our ACL, including details of
The PNC Financial Services Group, Inc. – 2022 Form 10-K  67

our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section for further discussion of the assumptions used in the determination of the ACL.

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of PD, LGD, EAD and the remaining estimated contractual term for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods to estimate these risk parameters by loan, loan segment or lease. PDs represent a quantification of risk that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimate of potential loss if a borrower were to default, and EAD (or utilization rates for revolving loans) is the estimated balance outstanding at the time of default. These parameters are calculated for each forecasted scenario and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

We use a discounted cash flow methodology for our consumer real estate related loan classes and for certain TDR loans. For non-TDR residential real estate loans and lines, we determine effective interest rates considering contractual cash flows adjusted for prepayments and market interest rates. We then determine the net present value of expected cash flows and ALLL by discounting contractual cash flows adjusted for both prepayments and expected credit losses using the effective interest rates.

For loans and leases that do not share similar risk characteristics with a pool of loans, we establish individually assessed reserves using methods prescribed by GAAP. Reserves for individual commercial nonperforming loans and commercial nonperforming TDRs exceeding a defined dollar threshold are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Commercial nonperforming loans that are below the defined threshold and accruing TDRs are collectively reserved for, as we believe these loans continue to share similar risk characteristics. For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

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
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macroeconomic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures, and
•Timing of available information.

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
68    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table summarizes our ACL related to loans:

Table 25: Allowance for Credit Losses by Loan Class (a)

	December 31, 2022			December 31, 2021
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,957	$182,219	1.07%	$1,879	$152,933	1.23%
Commercial real estate	1,047	36,316	2.88%	1,216	34,015	3.57%
Equipment lease financing	110	6,514	1.69%	90	6,130	1.47%
Total commercial	3,114	225,049	1.38%	3,185	193,078	1.65%
Consumer
Residential real estate	92	45,889	0.20%	21	39,712	0.05%
Home equity	274	25,983	1.05%	149	24,061	0.62%
Automobile	226	14,836	1.52%	372	16,635	2.24%
Credit card	748	7,069	10.58%	712	6,626	10.75%
Education	63	2,173	2.90%	71	2,533	2.80%
Other consumer	224	5,026	4.46%	358	5,727	6.25%
Total consumer	1,627	100,976	1.61%	1,683	95,294	1.77%
Total	$4,741	$326,025	1.45%	$4,868	$288,372	1.69%
Allowance for unfunded lending related commitments	694			662
Allowance for credit losses	$5,435			$5,530
Allowance for credit losses to total loans			1.67%			1.92%
Commercial			1.66%			1.94%
Consumer			1.69%			1.87%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $176 million and $171 million at December 31, 2022 and 2021, respectively.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  69

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans
2022
Commercial
Commercial and industrial	$257	$101	$156	0.09%
Commercial real estate	44	5	39	0.11%
Equipment lease financing	6	8	(2)	(0.03)%
Total commercial	307	114	193	0.09%
Consumer
Residential real estate	11	17	(6)	(0.01)%
Home equity	15	71	(56)	(0.23)%
Automobile	152	124	28	0.18%
Credit card	256	51	205	3.09%
Education	16	5	11	0.46%
Other consumer	228	40	188	3.44%
Total consumer	678	308	370	0.38%
Total	$985	$422	$563	0.18%
2021
Commercial
Commercial and industrial	$385	$88	$297	0.21%
Commercial real estate	36	7	29	0.09%
Equipment lease financing	13	11	2	0.03%
Total commercial	434	106	328	0.18%
Consumer
Residential real estate	15	28	(13)	(0.04)%
Home equity	20	86	(66)	(0.27)%
Automobile	169	143	26	0.16%
Credit card	256	46	210	3.39%
Education	15	8	7	0.25%
Other consumer	192	27	165	3.05%
Total consumer	667	338	329	0.38%
Total	$1,101	$444	$657	0.24%

Total net charge-offs decreased $94 million, or 14%, in 2022 compared to 2021. The decline was primarily driven by fewer commercial net charge-offs, partially offset by higher consumer net charge-offs primarily due to a decrease in recoveries. Net charge-offs in the comparative period included BBVA-related charge-offs resulting from required purchase accounting treatment.

See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses for additional information.

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
70    The PNC Financial Services Group, Inc. – 2022 Form 10-K

and supporting policies. Management committees, including the Asset and Liability Committee, and the Board of Directors and its Risk Committee regularly review compliance with key established limits.

In addition to these liquidity monitoring measures and tools described above, we also monitor our liquidity by reference to the LCR, which is calculated on a daily basis, and the NSFR which are further described in the Supervision and Regulation section in Item 1 Business of this Report.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $436.3 billion at December 31, 2022 from $457.3 billion at December 31, 2021 and included a shift from noninterest-bearing to interest-bearing deposits in 2022, reflecting the impact of higher interest rates. See the Funding Sources section of the Consolidated Balance Sheet Review in this Item 7 for additional information related to our deposits. Additionally, certain assets determined by us to be liquid as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At December 31, 2022, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $37.8 billion and securities available for sale totaling $44.2 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. PNC pledges securities as collateral to secure public and trust deposits, repurchase agreements and for other purposes. Pledged securities included $25.3 billion of securities held to maturity and an immaterial amount of available for sale and trading securities.
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

Total senior and subordinated debt, on a consolidated basis, decreased during 2022 due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2022
January 1	$27.7
Issuances	4.5
Calls and maturities	(7.3)
Other	(1.9)
December 31	$23.0

Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2022, PNC Bank had $8.5 billion of notes outstanding under this program of which $4.7 billion were senior notes and $3.8 billion were subordinated notes.

The following table details PNC Bank note issuances in 2022:

Table 28: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
December 2, 2022	$200 million	$200 million in aggregate principal amount of its senior floating rate notes due December 2, 2024. Interest is payable monthly in arrears at a floating rate per annum of the one-month BSBY, plus 0.700% on the second day of each month from January 2, 2023 to the maturity date of December 2, 2024.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  71

The following table details PNC Bank note redemptions in 2022:
Table 29: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
January 18, 2022	$1.25 billion	All outstanding senior bank notes with an original scheduled maturity date of February 17, 2022. The securities had a distribution rate of 2.625%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of January 18, 2022.
February 24, 2022	$1.0 billion	All outstanding senior floating rate bank notes with an original scheduled maturity date of February 24, 2023. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 24, 2022.
February 24, 2022	$500 million	All outstanding senior bank notes with an original scheduled maturity date of February 24, 2023. The securities had a distribution rate of 1.743%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 24, 2022.
May 31, 2022	$750 million	All outstanding senior bank notes with an original scheduled maturity date of June 29, 2022. The securities had a distribution rate of 2.875%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of May 31, 2022.
June 28, 2022	$750 million	All outstanding senior bank notes with an original scheduled maturity date of July 28, 2022. The securities had a distribution rate of 2.450%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of June 28, 2022.

PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At December 31, 2022, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $67.2 billion.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2022, there were no issuances outstanding under this program.

Additionally, PNC Bank may access funding from the parent company through deposits placed at the bank or through issuing senior unsecured notes.

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

As of December 31, 2022, available parent company liquidity totaled $9.6 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $3.5 billion at December 31, 2022. See Note 20 Regulatory Matters for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. As authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. As of December 31, 2022, there were no commercial paper issuances outstanding.

72    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table details Parent Company note issuances in 2022:

Table 30: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
June 6, 2022	$850 million	$850 million of subordinated fixed-to-floating rate notes with a maturity date of June 6, 2033. Interest is payable semi-annually in arrears at a fixed rate of 4.626% per annum, on June 6 and December 6 of each year, beginning on December 6, 2022. Beginning on June 6, 2032, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.850%, on September 6, 2032, December 6, 2032, March 6, 2033 and at the maturity date.
October 28, 2022	$1.0 billion
$1.0 billion of senior fixed-to-floating rate notes with a maturity date of October 28, 2025. Interest is payable semi-annually in arrears at a fixed rate of 5.671% per annum, on April 28 and October 28 of each year, beginning on April 28, 2023. Beginning on October 28, 2024, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.09%, on January 28, 2025, April 28, 2025, July 28, 2025 and at the maturity date.

October 28, 2022	$1.5 billion
$1.5 billion of senior fixed-to-floating rate notes with a maturity date of October 28, 2033. Interest is payable semi-annually in arrears at a fixed rate of 6.037% per annum, on April 28 and October 28 of each year, beginning on April 28, 2023. Beginning on October 28, 2032, interest is payable on the 2033 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 2.14%, on January 28, 2033, April 28, 2033, July 28, 2033 and at the maturity date.

December 2, 2022	$1.0 billion	$1.0 billion of senior fixed-to-floating rate notes with a maturity date of December 2, 2028. Interest is payable semi-annually in arrears at a fixed rate of 5.354% per annum, on June 2 and December 2 of each year, beginning on June 2, 2023. Beginning on December 2, 2027, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.62%, on March 2, 2028, June 2, 2028, September 2, 2028 and at the maturity date.

See Note 25 Subsequent Events for details on the parent company’s issuance of $1.25 billion of its 4.758% senior fixed-to-floating rate notes that mature on January 26, 2027 and $1.5 billion of its 5.068% senior fixed-to-floating rate notes that mature on January 24, 2034.

The following table details Parent Company note redemptions in 2022:
Table 31: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
February 7, 2022	$1.0 billion	$1.0 billion of senior notes with a maturity date of March 8, 2022. The securities had a distribution rate of 3.30%. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date of February 7, 2022.

Parent company senior and subordinated debt outstanding totaled $13.1 billion at December 31, 2022 compared with $11.4 billion at December 31, 2021.

Contractual Obligations and Other Commitments
We enter into various contractual arrangements in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. These obligations include commitments to extend credit, outstanding letters of credit, customer deposits, borrowed funds, operating lease payments and future pension and post-retirement benefits. For further discussion related to these contractual obligations and other commitments, see Note 7 Leases, Note 9 Time Deposits, Note 10 Borrowed Funds, Note 11 Commitments and Note 17 Employee Benefit Plans.
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  73

The following table presents credit ratings for PNC and PNC Bank as of December 31, 2022:

Table 32: Credit Ratings for PNC and PNC Bank

December 31, 2022
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

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

On November 1, 2022, PNC redeemed all 15,000 shares of its Series P Preferred Stock, as well as all 60 million depositary shares each representing fractional interest in such shares.

In 2022, we returned $6.0 billion of capital to shareholders through dividends on common shares of $2.4 billion and repurchases of 21.2 million common shares for $3.6 billion. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the repurchase program approved on April 4, 2019 of up to 100 million common shares, of which approximately 49% were still available for repurchase at December 31, 2022. Under this framework, PNC expects quarterly repurchases of up to $500 million with the ability to adjust those levels as conditions warrant. PNC’s SCB for the four-quarter period beginning October 1, 2022 is 2.9%.

On January 4, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share. The dividend, with a payment date of February 5, 2023, was paid on the next business day.

See Note 25 Subsequent Events for details on PNC’s issuance of $1.5 billion in Series W preferred stock.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

74    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 33: Basel III Capital

	December 31, 2022
Dollars in millions	Basel III (a)	(Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,372)	$(3,372)
Retained earnings	54,296	53,572
Goodwill, net of associated deferred tax liabilities	(10,758)	(10,758)
Other disallowed intangibles, net of deferred tax liabilities	(380)	(380)
Other adjustments/(deductions)	(101)	(101)
Common equity Tier 1 capital (c)	$39,685	$38,961
Additional Tier 1 capital
Preferred stock plus related surplus	5,746	5,746
Tier 1 capital	$45,431	$44,707
Additional Tier 2 capital
Qualifying subordinated debt	3,544	3,544
Eligible credit reserves includable in Tier 2 capital	4,465	5,180
Total Basel III capital	$53,440	$53,431
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$435,537	$435,581
Average quarterly adjusted total assets	$552,085	$551,360
Supplementary leverage exposure (e)	$653,776	$653,775
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.1%	8.9%
Tier 1	10.4%	10.3%
Total	12.3%	12.3%
Leverage (g)	8.2%	8.1%
Supplementary leverage ratio (e)	6.9%	6.8%
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
(d)Basel III standardized approach weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
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

The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors .

At December 31, 2022, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for CET1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles and believe that our December 31, 2022 capital levels were aligned with them.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  75

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters.
Market Risk Management
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:
•Traditional banking activities of gathering deposits and extending loans,
•Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities, securities underwriting and our investment portfolio, and
•Other investments, including equity and activities whose economic values are directly impacted by market factors.

We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. Market Risk Management provides independent oversight by monitoring compliance with established guidelines and reporting significant risks in the business to management committees and, where appropriate, the Risk Committee of the Board of Directors.

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

Sensitivity results and market interest rate benchmarks for the fourth quarters of 2022 and 2021 follow:
Table 34: Interest Sensitivity Analysis

	Fourth Quarter 2022	Fourth Quarter 2021
Net Interest Income Sensitivity Simulation (a)
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	1.2%	3.7%
100 basis point decrease (a)	(1.4)%	N/A
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	3.1%	9.9%
100 basis point decrease (a)	(4)%	N/A
(a)Due to the prevailing low interest rate environment during the COVID-19 pandemic, the reporting of Net interest income sensitivities for the 100 basis point decrease scenario was suspended from the first quarter of 2020 to the first quarter of 2022.
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 35 reflects the estimated percentage change in net interest income over the next two 12-month periods assuming (i) PNC’s most likely rate forecast, (ii) implied market forward rates and (iii) a yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.
All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 35: Net Interest Income Sensitivity to Alternative Rate Scenarios

	December 31, 2022
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	0.1%	2.0%	(0.6)%
Second year sensitivity	(2.5)%	(1.6)%	(2.6)%
When forecasting net interest income, we make assumptions about interest rates and the shape of the yield curve, the volume and characteristics of new business and the behavior of existing on- and off-balance sheet positions. These assumptions determine the
76    The PNC Financial Services Group, Inc. – 2022 Form 10-K

future level of simulated net interest income in the base interest rate scenario and the other interest rate scenarios presented in Tables 34 and 35. These simulations assume that as assets and liabilities mature, they are replaced or repriced at then-current market rates.

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward:

Table 36: Alternate Interest Rate Scenarios: One Year Forward

The fourth quarter 2022 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

LIBOR Transition
As discussed in Item 1A Risk Factors, the scheduled cessation of the requirement that banks submit rates for the calculation of LIBOR after June 30, 2023, presents risks to the financial instruments originated, held, or serviced by PNC that use LIBOR as a reference rate. PNC holds instruments and services its instruments and instruments owned by others that may be impacted by the likely cessation of LIBOR, including loans, investments, hedging products, floating-rate obligations and other financial instruments that use LIBOR as a reference rate. The transition from LIBOR as an interest rate benchmark will subject PNC, like other financial participants, to financial, legal, operational and reputational risks.

In order to address LIBOR cessation and the associated risks, PNC has established a cross-functional governance structure to oversee the overall strategy for the transition from LIBOR and mitigate risks associated with the transition.

Key efforts to date have included:
•Completion of LIBOR impact and risk assessments,
•Enhancing fallback language in new contracts and reviewing existing legal contracts/agreements to assess fallback language impacts,
•Preparing for internal operational readiness,
•Making necessary enhancements to PNC’s infrastructure, including systems, models, valuation tools and processes,
•Developing and delivering on internal and external LIBOR cessation communication plans,
•Engaging with PNC clients, industry working groups, and regulators,
•Monitoring developments associated with LIBOR alternatives and industry practices related to LIBOR-indexed instruments, and
•Providing periodic regulator updates to the Federal Reserve, OCC and FDIC examination staff regarding PNC’s LIBOR cessation and transition plans.

As of December 31, 2021, PNC Bank ceased entering into new contracts with a LIBOR reference rate, except on a limited basis, as permissible. PNC is offering conforming adjustable-rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, nonconforming adjustable-rate residential mortgages using SOFR and private education loans using Prime.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  77

Alternative rates, primarily SOFR and BSBY, are currently offered to our corporate and commercial customers. The focus for 2022 was planning for the cessation event in 2023 for all lines of business. Corporate & Institutional Banking continues its efforts of amending contracts with inadequate fallback language, working on systems enhancements, and continuing with client outreach and education.

The Federal Reserve adopted a final rule effective February 27, 2023 that implements the Adjustable Interest Rate LIBOR Act (the “Act”) by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule helps ensure that LIBOR contracts adopting a benchmark rate selected by the Federal Reserve will not be interrupted or terminated following LIBOR’s replacement. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the Act. These contracts include U.S. contracts that do not mature before publication of LIBOR ends June 30, 2023, and that lack adequate fallback provisions that would replace LIBOR with a practicable replacement benchmark rate.

As of December 31, 2022, PNC had approximately $60.6 billion in loans and securities and $332.9 billion notional value in derivatives tied to LIBOR that mature after June 30, 2023. PNC is actively working to address contracts without an alternative rate or sufficient fallbacks in advance of cessation; however, PNC does expect to leverage the LIBOR Act for its intended purpose, to address difficult exposures when necessary. We anticipate these exposures to be a small subset of our overall portfolio.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2022 and 2021 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer-related revenue and intraday hedging, which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were no instances during 2022 and 2021 under our diversified VaR measure where actual losses exceeded the prior-day VaR measure. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500-day look-back period.

Customer-related trading revenue was $382 million in 2022 compared with $372 million in 2021 and is recorded in Other noninterest income and Other interest income on our Consolidated Income Statement. The increase was primarily due to higher foreign exchange and derivative client sales revenues, partially offset by the impact of the changes in credit valuations for customer-related derivative activities.
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

A summary of our equity investments follows:
Table 37: Equity Investments Summary

Dollars in millions	December 31 2022	December 31 2021	Change
			$	%
Tax credit investments	$4,308	$3,954	$354	9%
Private equity and other	4,129	4,226	(97)	(2)%
Total	$8,437	$8,180	$257	3%

78    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Tax Credit Investments
Included in our equity investments are direct tax credit investments and tax credit equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.5 billion and $2.2 billion at December 31, 2022 and 2021, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.8 billion at both December 31, 2022 and 2021, respectively. As of December 31, 2022, $1.6 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the Volcker Rule limitations on our interests in and relationships with private funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the December 31, 2022 per share closing price of $207.76 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.2 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $45 million in 2022 and $50 million in 2021.

Impact of Inflation
Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the need or demand for our products and services. When significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates. Throughout most of 2022, inflation continued to rise but started to slow toward the end of the year. The Federal Reserve monetary policy has tightened with the intent to slow inflation, which has led to larger increases in interest rates. See Risk Factors in Item 1A, our Executive Summary and Cautionary Statement Regarding Forward-Looking statements in this Item 7 for further discussion of inflation and its overall impact to the economy, our borrowers’ ability to repay their obligations and certain costs and expenses to PNC.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  79

Operational risk management is embedded in our culture and decision-making processes through a systematic approach whereby operational risks and exposures are: (i) identified and assessed; (ii) managed through the design and implementation of controls; (iii) measured and evaluated against our risk tolerance limits; and (iv) appropriately reported to management and the Risk Committee of the Board of Directors. Strong operational risk management and well-informed risk-based decisions benefit us by improving the customer experience, enhancing compliance, reducing reputational risk, minimizing losses and establishing an appropriate amount of required operational risk capital held by us.
The Operational Risk Management Framework is designed to provide effective and consistent management of operational risk. The primary purpose of the framework is to enable us to understand our operational risks and manage them to the desired risk profile, in line with our Risk Appetite. Additionally, the guidance established within the framework assists management in making well-informed risk-based business decisions.
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
•Information Security: Risk resulting from the failure to protect information and ensure appropriate access to, and use and handling of, information assets.
•Business Continuity: Risk of potential disruptive events to business activities.
•Third Party: Risk arising from failure of third-party providers to conduct activity in a safe and sound manner and in compliance with contract provisions and applicable laws and regulations.
We utilize operational risk management programs within the framework, including Risk and Control Self-Assessments, scenario analysis, and internal and external loss event reviews and analysis, to assess existing risks, determine potential/emerging risks and evaluate the effectiveness of internal controls. Program tools and methodology assist our business managers in identifying potential risks and control gaps.

Lines of business are responsible for identifying, owning, managing and monitoring the operational risks and controls associated with their business activities and product or service offerings to within acceptable levels. Centralized functions, such as Business Continuity, Enterprise Third Party Management and Information Security, are responsible for the development, implementation and management of their individual programs and for the development and maintenance of the policies, procedures, methodologies, tools and technology utilized across the enterprise to identify, assess, monitor and report program risks. Additionally, independent risk management reviews and challenges line of business adherence to the framework to help ensure proper controls are in place and appropriate risk mitigation plans are established as necessary.

Conduct, Reputational and Strategic Risk
PNC’s risk culture seeks to reinforce the appropriate protocols for responsible and ethical behavior through sound processes and controls. In order to promote a robust risk culture, the Board and executive management establish code of conduct and professional standards to which all employees must adhere. A strong risk culture discourages misconduct and supports conduct risk management at PNC. Conduct risk is defined as the risk that employees fail to comply with the ethical standards expected of them. Strong conduct risk management is important in supporting PNC’s reputation, and PNC maintains a corporate culture that emphasizes complying with laws, regulations, and managing reputational risks. Reputational risk is the risk to the franchise and/or shareholder value based on a negative perception of PNC by its stakeholders and/or the changing expectations of its stakeholders. Strategic risk is another component of the ERM Framework that is also critical to optimizing shareholder returns. Strategic risk is the risk to earnings that may arise from adverse business decisions, improper implementation of business decisions and/or inadequate response to changes in the business environment. Strategic risk is considered and assessed by our businesses in the annual strategic planning processes and monitored on an on-going basis as those plans are carried out.

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
80    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

Information Security Risk
The Information Security component of our Operational Risk Management Framework is responsible for protecting information assets to achieve business objectives, which includes cybersecurity. PNC’s cybersecurity program is designed to identify risks to sensitive information, protect that information, detect threats and events and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, annual security and privacy training for all PNC employees and quarterly phishing exercises to raise employee awareness. Our security program is also regularly examined by federal regulators for compliance with financial regulations and standards. The program also establishes expectations for information asset management, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third- and fourth-party security.
CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods.

Allowance for Credit Losses
We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining contractual term of the assets or exposures, taking into consideration expected prepayments and estimated recoveries. Our determination of the ACL is based on historical loss and performance experience, as well as current borrower and transaction characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors and to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate ACL on an ongoing basis. We incorporate qualitative factors in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. The major drivers of ACL estimates include, but are not limited to:
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
•Portfolio volume and mix: Changes to portfolio volume and mix could materially affect our estimates, as CECL reserves would be recognized upon origination or acquisition and derecognized upon paydown, maturity or sale.

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1 Accounting Policies.

Reasonable and Supportable Economic Forecast
Under the CECL standard, we are required to consider reasonable and supportable forecasts in estimating expected credit losses. For this purpose, we have established a framework that includes a three-year forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes. Credit losses estimated in our reasonable and supportable forecast period are sensitive to the shape and severity of the scenarios used and weights assigned to them.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  81

evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter the scenarios are presented to RAC for approval, and the committee determines and approves CECL scenarios’ weights for use for the current reporting period.

The scenarios used for the period ended December 31, 2022 reflect an increase in downside risk compared to December 31, 2021. The current outlook considers the inflationary pressures that have broadened and intensified since the start of 2022, along with the fact that the FOMC raised interest rates more aggressively than what was expected at December 31, 2021, increasing the risk of a broader-ranged economic slowdown. Our most-likely expectation at December 31, 2022 is that the U.S. economy enters a mild recession in 2023.

We used a number of economic variables in our scenarios, with two of the most significant drivers being Real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at December 31, 2022 and 2021.

Table 38: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of December 31, 2022
	2023	2024	2025
U.S. Real GDP (a)	(0.4)%	1.4%	1.9%
U.S. Unemployment Rate (b)	4.9%	4.9%	4.4%
	Assumptions as of December 31, 2021
	2022	2023	2024
U.S. Real GDP (a)	2.8%	1.4%	1.3%
U.S. Unemployment Rate (c)	4.4%	4.1%	3.9%
(a)Represents year-over-year growth (loss) rates.
(b)Represents the average forecasted unemployment rate for the fourth quarters of 2023, 2024 and 2025 as of December 31, 2022.
(c)Represents the average forecasted unemployment rate for the fourth quarters of 2022, 2023 and 2024 as of December 31, 2021.

Real GDP growth is expected to decline 0.4% in 2023 on a weighted average basis, driven primarily by our most likely scenario that the U.S. economy enters a mild recession during the year. Growth rises to 1.4% in 2024, before growing to 1.9% in 2025. In line with the slowing in overall economic activity, the weighted average unemployment rate is expected to increase throughout 2023, peaking at 5.1% during the first half of 2024 and gradually improving to 4.4% by the fourth quarter of 2025.

The current state of the economy reflects an environment with receding COVID-19 related risks, but heightened uncertainty remains due to structural and secular changes fostered by the pandemic for certain sectors of the economy combined with inflation, rising interest rates and ongoing supply chain pressures. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

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

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what our ACL would be when applying a 100% probability weighting to the most severe downside CECL scenario. This severe downside scenario estimated that Real GDP contracted in 2023 ending the year down 2.5% compared to 2022 levels, with growth picking up again by the end of 2024. The unemployment rate in this scenario increased to end 2023 at 6.3%, then sees a peak rate of 7.3% in the second half of 2024, before gradually improving to 6.4% by the end of 2025. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $1.6 billion at December 31, 2022. This scenario does not reflect our current expectation at December 31, 2022, nor does it capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

Residential and Commercial Mortgage Servicing Rights
We elect to measure our MSRs at fair value. This election was made to be consistent with our risk management strategy to hedge changes in the fair value of these assets. The fair value of our MSRs is estimated by using a discounted cash flow valuation model that
82    The PNC Financial Services Group, Inc. – 2022 Form 10-K

calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors which are determined based on current market conditions.
We employ risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the MSRs are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value negatively correlated to the change in fair value of the hedged MSR portfolios. The hedge relationships are actively managed in response to changing market conditions over the life of the MSRs. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time, they are expected to protect the economic value of the MSRs.
For information on how each estimate has changed and a sensitivity analysis of the hypothetical effect of the fair value of MSRs to immediate adverse changes in key assumptions, see Note 6 Goodwill and Mortgage Servicing Rights. For additional information on our residential and commercial MSRs, see Note 1 Accounting Policies, Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value.
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

We apply ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs. While estimating potential sensitivities around fair value measurements is inherently challenging, we provide a summary of the key unobservable inputs in Note 15 Fair Value.

For additional information on Level 3 fair value measurements, see Note 15 Fair Value.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  83

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
▪Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of tariffs and other trade policies of the U.S. and its global trading partners,
–The impact of the Russia-Ukraine conflict, and associated sanctions or other actions in response, on the global and U.S. economy,
–The length and extent of the economic impacts of the COVID-19 pandemic, including those arising from actions taken to mitigate and manage it,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
–PNC’s ability to attract, recruit and retain skilled employees, and
–Commodity price volatility.
▪Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The economy continues to expand in early 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short-and long-term interest rates. With much higher mortgage rates the housing market is already in contraction, with steep drops in existing home sales and single-family housing starts, and a modest decline in house prices. Other sectors where interest rates play an outsized role, such as business investment and consumer spending on durable goods, will contract in 2023.
–PNC’s baseline outlook is for a recession starting in the second half of 2023, with real GDP contracting a modest 1% before recovery starts in early 2024 as the Federal Reserve lowers interest rates in response to a deteriorating labor market and slower inflation. The unemployment rate will increase throughout 2023, peaking at above 5% in the first half of 2024. Inflation will slow with the recession and be back to the Federal Reserve’s 2% long-term objective by early 2024.
–PNC expects the FOMC to increase the federal funds rate by an additional 25 basis points in March. This would bring the federal funds rate to a range of 4.75% to 5.00% by mid-March. PNC expects a federal funds rate cut of 25 basis points in early 2024 as inflation moves toward the FOMC’s 2% long-term objective.
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
84    The PNC Financial Services Group, Inc. – 2022 Form 10-K

affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:
–Changes to laws and regulations, including changes affecting oversight of the financial services industry, consumer protection, bank capital and liquidity standards, pension, bankruptcy and other industry aspects, and changes in accounting and reporting standards.
–Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries resulting in monetary losses, costs, or alterations in our business practices, and potentially causing reputational harm to PNC.
–Results of the regulatory examination and supervision process, including our failure to satisfy requirements of agreements with governmental agencies.
–Costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Our reputation and business and operating results may be affected by our ability to appropriately meet or address environmental, social or governance targets, goals, commitments or concerns that may arise.
•We grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into PNC after closing or any failure to execute strategic or operational plans.
•Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate and respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters (including severe weather events), health emergencies, dislocations, geopolitical instabilities or events, terrorist activities, system failures or disruptions, security breaches, cyberattacks, international hostilities, or other extraordinary events beyond PNC’s control through impacts on the economy and financial markets generally or on us or our counterparties, customers or third-party vendors and service providers specifically.

We provide greater detail regarding these as well as other factors in this Report, including in Item 1A Risk Factors, the Risk Management section of Item 7 and Note 21 Legal Proceedings. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The PNC Financial Services Group, Inc. – 2022 Form 10-K  85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses in 2020.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

86    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

Allowance for Loans and Lease Losses – Commercial Loans

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loans and lease losses was approximately $4,741 million as of December 31, 2022, of which $3,114 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts and other relevant factors. As disclosed by management, the Company considers reasonable and supportable forecasts in estimating expected credit losses and has established a framework which includes the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes over the reasonable and supportable forecast period. To generate the four economic forecast scenarios, the Company uses a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment to forecast the distribution of economic outcomes. Management used a number of economic variables in the scenarios, which are inputs into the loss forecasting models, with the most significant drivers being Real GDP and U.S. unemployment rate. Also included in the allowance for loan and lease losses for commercial loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. For example, qualitative factors may include industry concentration and conditions, changes in market conditions, changes in the nature and volume of the Company’s portfolio, recent credit quality trends, recent loss experience in particular portfolios, recent macroeconomic factors, limitations of available input data, model imprecision, changes in lending policies, and other factors.

The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for commercial loans is a critical audit matter are (i) the significant judgment and estimation by management in developing economic forecast scenarios of Real GDP and U.S. unemployment rate, determining weighting of each scenario, and estimating qualitative reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s significant judgements and estimations and (ii) the audit effort involved professionals with specialized skill and knowledge.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2023

We have served as the Company’s auditor since 2007.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  87

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2022	2021	2020
Interest Income
Loans	$11,795	$9,007	$8,927
Investment securities	2,726	1,834	2,041
Other	915	293	339
Total interest income	15,436	11,134	11,307
Interest Expense
Deposits	1,267	126	643
Borrowed funds	1,155	361	718
Total interest expense	2,422	487	1,361
Net interest income	13,014	10,647	9,946
Noninterest Income
Asset management and brokerage	1,444	1,438	1,203
Capital markets and advisory	1,296	1,577	1,259
Card and cash management	2,633	2,398	1,913
Lending and deposit services	1,134	1,102	1,026
Residential and commercial mortgage	647	850	946
Other	952	1,199	608
Total noninterest income	8,106	8,564	6,955
Total revenue	21,120	19,211	16,901
Provision For (Recapture of) Credit Losses	477	(779)	3,175
Noninterest Expense
Personnel	7,244	7,141	5,673
Occupancy	992	940	826
Equipment	1,395	1,411	1,176
Marketing	355	319	236
Other	3,184	3,191	2,386
Total noninterest expense	13,170	13,002	10,297
Income from continuing operations before income taxes and noncontrolling interests	7,473	6,988	3,429
Income taxes from continuing operations	1,360	1,263	426
Net income from continuing operations	6,113	5,725	3,003
Income from discontinued operations before taxes			5,777
Income taxes from discontinued operations			1,222
Net income from discontinued operations			4,555
Net income	6,113	5,725	7,558
Less: Net income attributable to noncontrolling interests	72	51	41
Preferred stock dividends	301	233	229
Preferred stock discount accretion and redemptions	5	5	4
Net income attributable to common shareholders	$5,735	$5,436	$7,284
Earnings Per Common Share
Basic earnings from continuing operations	$13.86	$12.71	$6.37
Basic earnings from discontinued operations			10.62
Total basic earnings	$13.86	$12.71	$16.99
Diluted earnings from continuing operations	$13.85	$12.70	$6.36
Diluted earnings from discontinued operations			10.60
Total diluted earnings	$13.85	$12.70	$16.96
Average Common Shares Outstanding
Basic	412	426	427
Diluted	412	426	427
See accompanying Notes To Consolidated Financial Statements.
88    The PNC Financial Services Group, Inc. – 2022 Form 10-K

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2022	2021	2020
Net income from continuing operations	$6,113	$5,725	$3,003
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(10,143)	(2,451)	1,811
Net change in cash flow hedge derivatives	(3,276)	(1,126)	497
Pension and other postretirement benefit plan adjustments	(363)	486	82
Net change in Other	(5)	4	10
Other comprehensive income (loss) from continuing operations, before tax and net of reclassifications into Net income	(13,787)	(3,087)	2,400
Income tax benefit (expense) from continuing operations related to items of other comprehensive income	3,206	726	(544)
Other comprehensive income (loss) from continuing operations, after tax and net of reclassifications into Net income	(10,581)	(2,361)	1,856
Net income from discontinued operations			4,555
Other comprehensive income from discontinued operations, before tax and net of reclassifications into Net income			148
Income tax expense from discontinued operations related to items of other comprehensive income			(33)
Other comprehensive income from discontinued operations, after tax and net of reclassifications into Net income			115
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(10,581)	(2,361)	1,971
Comprehensive income (loss)	(4,468)	3,364	9,529
Less: Comprehensive income attributable to noncontrolling interests	72	51	41
Comprehensive income (loss) attributable to PNC	$(4,540)	$3,313	$9,488
See accompanying Notes to Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  89

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2022	2021
Assets
Cash and due from banks	$7,043	$8,004
Interest-earning deposits with banks	27,320	74,250
Loans held for sale (a)	1,010	2,231
Investment securities – available for sale	44,159	131,536
Investment securities – held to maturity	95,175	1,426
Loans (a)	326,025	288,372
Allowance for loan and lease losses	(4,741)	(4,868)
Net loans	321,284	283,504
Equity investments	8,437	8,180
Mortgage servicing rights	3,423	1,818
Goodwill	10,987	10,916
Other (a)	38,425	35,326
Total assets	$557,263	$557,191
Liabilities
Deposits
Noninterest-bearing	$124,486	$155,175
Interest-bearing	311,796	302,103
Total deposits	436,282	457,278
Borrowed funds
Federal Home Loan Bank borrowings	32,075
Senior debt	16,657	20,661
Subordinated debt	6,307	6,996
Other (b)	3,674	3,127
Total borrowed funds	58,713	30,784
Allowance for unfunded lending related commitments	694	662
Accrued expenses and other liabilities	15,762	12,741
Total liabilities	511,451	501,465
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,714	2,713
Capital surplus	18,376	17,457
Retained earnings	53,572	50,228
Accumulated other comprehensive income (loss)	(10,172)	409
Common stock held in treasury at cost: 142 and 123 shares	(18,716)	(15,112)
Total shareholders’ equity	45,774	55,695
Noncontrolling interests	38	31
Total equity	45,812	55,726
Total liabilities and equity	$557,263	$557,191
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.9 billion, Loans of $1.3 billion and Other assets of
$0.1 billion at December 31, 2022 and Loans held for sale of $1.9 billion, Loans of $1.5 billion and Other assets of $0.1 billion at December 31, 2021.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.2 billion at December 31, 2022. Comparable amounts at December 31, 2021 were less than $0.1 billion and zero.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
90    The PNC Financial Services Group, Inc. – 2022 Form 10-K

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2019 (a)	433	$2,712	$3,993	$12,376	$42,215	$799	$(12,781)	$29	$49,343
Cumulative effect of ASU adoptions (b)					(671)				(671)
Balance at January 1, 2020 (a)	433	$2,712	$3,993	$12,376	$41,544	$799	$(12,781)	$29	$48,672
Net income					7,517			41	7,558
Other comprehensive income, net of tax						1,971			1,971
Cash dividends declared - Common					(1,980)				(1,980)
Cash dividends declared - Preferred					(229)				(229)
Preferred stock discount accretion			4		(4)
Common stock activity (c)		1		23					24
Treasury stock activity	(9)			54			(1,424)		(1,370)
Preferred stock redemption (d)			(480)						(480)
Other				(86)				(39)	(125)
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					5,674			51	5,725
Other comprehensive income (loss), net of tax						(2,361)			(2,361)
Cash dividends declared - Common					(2,056)				(2,056)
Cash dividends declared - Preferred					(233)				(233)
Preferred stock discount accretion			5		(5)
Preferred stock issuance (e)			1,487						1,487
Common stock activity (c)				25					25
Treasury stock activity	(4)			84			(907)		(823)
Other				(28)				(51)	(79)
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					6,041			72	6,113
Other comprehensive income (loss), net of tax						(10,581)			(10,581)
Cash dividends declared - Common					(2,391)				(2,391)
Cash dividends declared - Preferred					(301)				(301)
Preferred stock discount accretion			5		(5)
Preferred stock issuance (f) (g)			2,232						2,232
Common stock activity (c)		1		30					31
Treasury stock activity	(19)			61			(3,604)		(3,543)
Preferred stock redemption (h)			(1,500)						(1,500)
Other				91				(65)	26
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the impact of the adoption of ASU 2016-13 - Financial Instruments - Credit Losses.
(c)Common stock activity totaled less than 0.5 million shares issued.
(d)On September 1, 2020, PNC redeemed all 4,800 shares of its Series Q preferred stock, as well as all 19.2 million depositary shares representing a fractional interest in such shares.
(e)On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.
(f)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.
(g)On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share.
(h)On November 1, 2022, PNC redeemed all 15,000 shares of its Series P preferred stock, as well as all 60 million depositary shares each representing a fractional interest in such shares.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  91

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2022	2021	2020
Operating Activities
Net income	$6,113	$5,725	$7,558
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	477	(779)	3,175
Depreciation, amortization and accretion	651	1,773	1,497
Deferred income taxes (benefit)	351	178	(2,239)
Net losses (gains) on sales of securities	7	(64)	(305)
Changes in fair value of mortgage servicing rights	(543)	85	799
Gain on sale of BlackRock			(5,740)
Undistributed earnings of BlackRock			(174)
Net change in
Trading securities and other short-term investments	433	671	957
Loans held for sale and related securitization activity	1,041	(480)	(372)
Other assets	(877)	(454)	(927)
Accrued expenses and other liabilities	599	753	(254)
Other	831	(194)	684
Net cash provided (used) by operating activities	$9,083	$7,214	$4,659
Investing Activities
Sales
Securities available for sale	$4,137	$26,329	$13,851
Net proceeds from sale of BlackRock			14,225
Loans	5,643	1,843	1,894
Repayments/maturities
Securities available for sale	13,324	30,691	30,901
Securities held to maturity	5,115	131	60
Purchases
Securities available for sale	(25,582)	(85,496)	(45,356)
Securities held to maturity	(15,423)	(87)	(53)
Loans	(2,074)	(1,891)	(1,982)
Net change in
Federal funds sold and resale agreements	(718)	(24)	1,738
Interest-earning deposits with banks	46,930	24,236	(61,760)
Loans	(41,735)	15,616	(3,376)
Net cash paid for acquisition		(10,511)
Purchases of bank owned life insurance	(50)	(950)
Other	(2,995)	(2,682)	(1,264)
Net cash provided (used) by investing activities	$(13,428)	$(2,795)	$(51,122)

92    The PNC Financial Services Group, Inc. – 2022 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)	Year ended December 31
In millions	2022	2021	2020
Financing Activities
Net change in
Noninterest-bearing deposits	$(30,662)	$6,697	$39,851
Interest-bearing deposits	9,693	(320)	36,947
Federal funds purchased and repurchase agreements	(2)	(46)	(5,861)
Short-term Federal Home Loan Bank borrowings			(6,300)
Other borrowed funds	636	44	123
Sales/issuances
Federal Home Loan Bank borrowings	32,075		9,060
Senior debt	3,688	1,692	3,487
Subordinated debt	847
Other borrowed funds	796	822	647
Preferred stock	2,225	1,484
Common and treasury stock	68	66	65
Repayments/maturities
Federal Home Loan Bank borrowings		(3,680)	(15,601)
Senior debt	(6,250)	(6,000)	(9,047)
Subordinated debt	(1,000)
Other borrowed funds	(807)	(823)	(639)
Preferred stock redemption	(1,500)		(480)
Acquisition of treasury stock	(3,731)	(1,079)	(1,624)
Preferred stock cash dividends paid	(301)	(233)	(229)
Common stock cash dividends paid	(2,391)	(2,056)	(1,980)
Net cash provided (used) by financing activities	$3,384	$(3,432)	$48,419
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(961)	$987	$1,956
Net Cash Provided By Discontinued Operations			11,542
Net Cash Provided (Used) By Continuing Operations	(961)	987	(9,586)
Cash and due from banks and restricted cash at beginning of period	8,004	7,017	5,061
Cash and due from banks and restricted cash at end of period	$7,043	$8,004	$7,017
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$6,446	$7,431	$6,636
Restricted cash	597	573	381
Cash and due from banks and restricted cash at end of period	$7,043	$8,004	$7,017
Supplemental Disclosures
Interest paid	$2,172	$582	$1,292
Income taxes paid	$197	$675	$3,410
Income taxes refunded	$26	$73	$10
Leased assets obtained in exchange for new operating lease liabilities	$326	$337	$122
Non-cash Investing And Financing Items
Transfer from securities available for sale to securities held to maturity (a)	$88,605
Transfer from trading securities to investment securities			$289
Transfer from loans to loans held for sale, net	$435	$869	$1,379
Transfer from loans to foreclosed assets	$58	$27	$64
(a)During the year ended December 31, 2022, we transferred securities from available for sale to held to maturity in non-cash transactions. The amount of $88.6 billion includes the aggregate fair value of the securities of $82.7 billion and aggregate net pretax unrealized losses of $5.9 billion included in AOCI at transfer. See Note 3 Investment Securities for more detailed information on the transfers.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 194 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

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

On June 1, 2021, we acquired BBVA, a U.S. financial holding company conducting its business operations primarily through its U.S. banking subsidiary, BBVA USA. Our results of operations and balance sheets for all periods presented in this Report reflect the benefit of BBVA’s acquired businesses for the period since the acquisition closed on June 1, 2021. See Note 2 Acquisition and Divestiture Activity for additional information related to this acquisition.

We prepared these consolidated financial statements in accordance with GAAP. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior-year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations.

We have also considered the impact of subsequent events on these consolidated financial statements.
Noninterest Income Presentation

Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. Additionally, in the fourth quarter of 2022, PNC updated the name of the noninterest income line item “Capital markets related” to “Capital markets and advisory.” This update did not impact the components of the category. A description of each revenue stream follows:

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

Capital markets and advisory includes revenue from services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting, credit valuation adjustments related to the derivatives portfolio and customer-related trading.

Card and cash management includes revenue primarily from debit and credit card activities, inclusive of credit card points and rewards, treasury management services and ATM fees. Debit and credit card activities include interchange revenue and merchant service fees. Treasury management services include cash and investment management, receivables and disbursement management, funds transfer, international payment and access to online/mobile information management and reporting.

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

94    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Other noninterest income is primarily composed of private equity revenue, net securities gains and losses, activity related to our equity investment in Visa and gains and losses on asset sales.

See Note 24 Fee-based Revenue from Contracts with Customers for additional details related to these revenue streams within the scope of ASC 606 - Revenue from Contracts with Customers.

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

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of December 31, 2022, nonaccrual or past due held-to-maturity and available-for-sale securities were immaterial.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  95

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
Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 4 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modifications are reported from a delinquency perspective as of December 31, 2022 and 2021.

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

96    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

PNC excludes loans held for sale, loans accounted for under the fair value option and certain government insured or guaranteed loans from our TDR population. PCD loans do not require additional considerations and thus are evaluated for inclusion in our TDR population. Prior to the expiration of TDR relief on January 1, 2022, PNC elected not to apply a TDR designation to loans that were restructured due to a COVID-19 hardship pursuant to specific criteria under the CARES Act. Since loans restructured due to a COVID-19 related hardship were not identified as TDRs, they were not placed on nonaccrual at the time of modification unless payment in full of principal or interest was not expected. These loans continued to be subject to our existing nonaccrual policy.

See the following for additional information related to loans, including further discussion regarding our policies, the methodologies and significant inputs used to determine the ALLL and additional details on the composition of our loan portfolio:
•Nonperforming Loans and Leases section of this Note 1,
•Allowance for Credit Losses section of this Note 1, and
•Note 4 Loans and Related Allowance for Credit Losses.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  97

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
98    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
See Note 4 Loans and Related Allowance for Credit Losses for additional information on nonperforming assets, TDRs and credit quality indicators related to our loan portfolio.
Allowance for Credit Losses

Our ACL, in accordance with the CECL standard adopted on January 1, 2020, is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. The remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the paydown or default time period.

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long-run average expected losses where applicable and (iii) the long run average expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  99

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

The long-run average expected credit losses are derived from long run historical credit loss information adjusted for the credit quality of the current portfolio, and therefore do not consider current and forecasted economic conditions.

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

See Note 3 Investment Securities for additional information about the investment securities portfolio.

100    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of risk parameters, such as PD, LGD and EAD for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the reasonable and supportable forecast period, coupled with analytical methods, to estimate these risk parameters by loan, loan segment or lease. PD, LGD and EAD parameters are calculated for each forecasted scenario and the long run average period, and combined to generate expected loss estimates by scenario. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

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
Commercial real estate	•Property performance metrics, property type, market and risk pool for the forecast period •For the long run average period, internal risk ratings based on borrower characteristics	•Property values and anticipated liquidation costs	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

The PNC Financial Services Group, Inc. – 2022 Form 10-K  101

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Investment measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long run economic conditions for retail small balance obligors
Commercial real estate	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long run economic conditions
Automobile	•Unemployment rates, HPI, personal consumption expenditure and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal and external historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long run economic conditions
Education / Other consumer	•Net charge-off and pay-down rates by vintage are used to estimate expected losses in lieu of discrete risk parameters

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
102    The PNC Financial Services Group, Inc. – 2022 Form 10-K

•Industry concentrations and conditions,
•Changes in market conditions, including regulatory and legal requirements,
•Changes in the nature and volume of our portfolio,
•Recent credit quality trends,
•Recent loss experience in particular portfolios, including specific and unique events,
•Recent macroeconomic factors that may not be reflected in the forecast information,
•Limitations of available input data, including historical loss information and recent data such as collateral values,
•Model imprecision and limitations,
•Changes in lending policies and procedures, including changes in loss recognition and mitigation policies and procedures,
•Timing of available information.

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
Purchased Credit Deteriorated Loans or Securities
The allowance for PCD loans or securities is determined at the time of acquisition (including January 1, 2020 when certain purchased impaired loans were exempted and transitioned to PCD upon adoption of CECL), as the estimated expected credit loss of the outstanding balance or par value, based on the methodologies described previously for loans and securities. In accordance with CECL, the allowance recognized at acquisition is added to the acquisition date purchase price to determine the asset’s amortized cost basis.
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
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans, balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2022, the allowance for other financial assets was immaterial.
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
We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of commercial and residential mortgage loans are measured and recorded within Residential and Commercial mortgage within Noninterest Income each period. See Note 15 Fair Value for additional information.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  103

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
•Estimated prepayment speeds, and
•Estimated servicing costs.

104    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  105

We review the remaining useful lives and carrying values of premises and equipment to determine whether an event has occurred that would indicate a change in useful life is warranted or if any impairment exists.
Other Comprehensive Income
Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses on available for sale debt securities, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in plan assets and benefit obligations of pension and other postretirement benefit plans. Details of each component are included in Note 13 Other Comprehensive Income.
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
106    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
See Note 19 Income Taxes for additional information.
Revenue Recognition
We earn interest and noninterest income from various sources, including:
•Lending,
•Securities portfolio,
•Asset management,
•Loan sales, loan securitizations, and servicing,
•Brokerage services,
•Sale of loans and securities,
•Certain private equity activities, and
•Securities, derivatives and foreign exchange activities.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  107

In addition, we earn fees and commissions from:
•Issuing loan commitments, standby letters of credit and financial guarantees,
•Deposit account services,
•Merchant services,
•Selling various insurance products,
•Providing treasury management services including money transfer services,
•Providing merger and acquisition advisory and related services,
•Debit and credit card transactions, and
•Facilitating and participating in certain capital markets transactions.
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
We recognize revenue from servicing residential and commercial mortgages for others as earned based on the specific contractual terms. These revenues are reported on the Consolidated Income Statement in the line item Residential and commercial mortgage. We recognize revenue from securities, derivatives and foreign exchange customer-related trading, as well as securities underwriting activities, as these transactions occur or as services are provided. We generally recognize gains from the sale of loans upon meeting the derecognition criteria for transfers of financial assets. Mortgage revenue recognized is reported net of mortgage repurchase reserves.
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

108    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Reference Rate Reform - ASU 2020-04 Issued March 2020 Reference Rate Reform Scope - ASU 2021-01 Issued January 2021 Reference Rate Reform Deferral of Sunset Date – ASU 2022-06 Issued December 2022
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
• Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2024.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020. ASU 2022-06 was adopted upon issuance.
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
 • We did not make any additional elections for 2022. We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  109

Accounting Standards Update	Description	Financial Statement Impact
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

Subsequent event
• We adopted ASU 2022-01 on January 1, 2023. The adoption of this guidance had no impact on our consolidated results of operations or our consolidated financial position, as we had no existing hedge relationships impacted by the ASU as of the adoption date. The guidance will be applied prospectively to any new portfolio layer method hedging relationships entered into subsequent to January 1, 2023.

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

Subsequent event
• We adopted ASU 2022-02 on January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs.
• This standard will not materially impact our consolidated results of operations or our consolidated financial position. The amendments require changes to disclosures on information related to loan modifications to borrowers experiencing financial difficulty and current-period gross charge-offs.

110    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
PNC incurred merger and integration costs of $55 million for the twelve months ended December 31, 2022, in connection with the transaction. These costs are recorded as contra-revenue and expense on the Consolidated Income Statement. The integration expenses are primarily related to retail services and realty expenses. Cumulative integration costs, excluding write-offs for capitalized items, were $860 million. Integration costs associated with write-offs for capitalized items were $120 million.
The following table includes the fair value of the identifiable tangible and intangible assets and liabilities from BBVA:
Table 39: Acquisition Consideration

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  111

The following table includes the fair value and unpaid principal balance of the loans from the BBVA acquisition:

Table 40: Fair Value and Unpaid Principal Balance of Loans from the BBVA Acquisition

	June 1, 2021
In millions	Unpaid Principal Balance	Fair Value
Loans
Commercial
Commercial and industrial	$29,864	$29,381
Commercial real estate	10,632	10,313
Equipment lease financing	48	48
Total commercial	40,544	39,742
Consumer
Residential real estate	12,871	12,961
Home equity	2,430	2,423
Automobile	3,916	3,910
Credit card	820	758
Other consumer	1,688	1,629
Total consumer	21,725	21,681
Total	$62,269	$61,423

Other intangible assets from the BBVA acquisition as of June 1, 2021 consisted of the following:

Table 41: Intangible Assets

In millions	Fair Value	Weighted Life (years)	Amortization Method
Residential mortgage servicing rights	$35	5.5	(a)
Core deposits	$262	10.0	Accelerated
Other	116	9.8	Straight-line
Total core deposits and other	$378
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

Loans
Fair value for loans were based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows.

112    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
Appropriate consideration was given to deposit costs including servicing costs, client retention and alternative funding source costs at the time of acquisition. The discount rate used was derived taking into account the estimated cost of equity, risk-free return rate and risk premium for the market and specific risk related to the asset’s cash flows. The core deposit intangible is being amortized over 10 years using an accelerated amortization methodology.

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

Table 42: BBVA Financial Results

In millions	Four months ended September 30, 2021
Net interest income	$768
Noninterest income	$285
Net income	$378

The following table presents unaudited pro forma results as if the acquisition of BBVA by PNC had occurred on January 1, 2020 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, deposits and long-term debt. Merger and integration costs of $798 million that were incurred for the twelve months ended December 31, 2021 are included in the pro forma results. PNC’s financial results include the $4.3 billion divestiture of BlackRock recorded in net income for the year ended December 31, 2020. Additionally, BBVA’s financial results through the twelve months ended December 31, 2020 included a $2.2 billion goodwill impairment charge recorded in noninterest expense. The pro forma information does not necessarily reflect the results that would have occurred had PNC acquired BBVA on January 1, 2020.
Table 43: Unaudited Pro Forma Results

	Year ended December 31
In millions	2021	2020
Net interest income	$11,662	$12,413
Noninterest income	$8,960	$7,866
Net income	$7,475	$4,928

The PNC Financial Services Group, Inc. – 2022 Form 10-K  113

Under CECL, PNC is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. PNC initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan’s purchase price. The initial ACL for PCD loans of $1.1 billion was established through an adjustment to the BBVA loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $52.1 billion and $9.4 billion at the acquisition date and unpaid principal balance of $52.0 billion and $10.3 billion, respectively. In accordance with U.S. GAAP, there was no carryover of the ACL that had been previously recorded by BBVA. Subsequent to acquisition, PNC recorded an ACL on non-PCD loans of $1.0 billion through an increase to the provision for credit losses.

Table 44: PCD Loan Activity

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

The following table summarizes the results from the discontinued operations of BlackRock included in the Consolidated Income Statement:

Table 45: Consolidated Income Statement - Discontinued Operations

Year ended December 31
In millions	2020
Noninterest income	$5,777
Total revenue	5,777
Income from discontinued operations before income taxes	5,777
Income taxes	1,222
Net income from discontinued operations	$4,555

The following table summarizes the cash flows of discontinued operations of BlackRock included in the Consolidated Statement of Cash Flows:

Table 46: Consolidated Statement of Cash Flows - Discontinued Operations

Year ended December 31
In millions	2020
Cash flows from discontinued operations
Net cash provided (used) by operating activities of discontinued operations	$(2,683)
Net cash provided by investing activities of discontinued operations	$14,225

114    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 3 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 47: Investment Securities Summary (a)(b)

	December 31, 2022				December 31, 2021
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$9,196	$10	$(836)	$8,370	$46,210	$324	$(370)	$46,164
Residential mortgage-backed
Agency	32,114	13	(3,304)	28,823	67,326	695	(389)	67,632
Non-agency	697	131	(9)	819	927	231		1,158
Commercial mortgage-backed
Agency	1,845		(170)	1,675	1,740	39	(6)	1,773
Non-agency	1,325		(69)	1,256	3,423	31	(18)	3,436
Asset-backed	103	27	(1)	129	6,380	60	(31)	6,409
Other	3,288	44	(245)	3,087	4,792	186	(14)	4,964
Total securities available for sale	$48,568	$225	$(4,634)	$44,159	$130,798	$1,566	$(828)	$131,536
Securities Held to Maturity
U.S. Treasury and government agencies	$36,571	$6	$(1,617)	$34,960	$814	$76		$890
Residential mortgage-backed
Agency	45,271	74	(3,095)	42,250
Non-agency	276		(21)	255
Commercial mortgage-backed
Agency	848	4	(26)	826
Non-agency	1,667		(40)	1,627
Asset-backed	7,188	6	(140)	7,054
Other	3,354	25	(72)	3,307	612	27	$(7)	632
Total securities held to maturity (d)	$95,175	$115	$(5,011)	$90,279	$1,426	$103	$(7)	$1,522
(a) At December 31, 2022, the accrued interest associated with our held to maturity and available for sale portfolios totaled $282 million and $144 million, respectively. The comparable amounts at December 31, 2021 were $5 million and $322 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% and 96% were rated AAA/AA as of December 31, 2022 and 2021, respectively.
(c) Amortized cost is presented net of allowance of $142 million and is primarily related to non-agency commercial mortgage-backed securities for securities available for sale and $7 million for securities held to maturity at December 31, 2022. The comparable amounts at December 31, 2021 were $130 million and $3 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $5.1 billion, at December 31, 2022, related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost less any allowance. Investment securities at December 31, 2022 included $0.2 billion of net unsettled purchases which represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for December 31, 2021 was $0.8 billion.

During 2022, we transferred securities with a fair value of $82.7 billion from available for sale to held to maturity. The securities transferred included $34.0 billion of U.S. Treasury and government agency securities, $39.0 billion of agency residential mortgage-backed securities, $6.3 billion of asset-backed securities and $3.4 billion of various other security types. The securities were reclassified at fair value at the time of the transfer and the transfers represented non-cash transactions. AOCI at December 31, 2022 included pretax unrealized losses of $5.1 billion related to the transfers. These unrealized losses will be amortized, consistent with the amortization of the discount on these securities, over the remaining life as an adjustment of yield, resulting in no impact to net interest income or net income.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2022, the allowance for investment securities was $149 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2021 was $133 million. See Note 1 Accounting Policies for a discussion of the methodologies used to determine the allowance for investment securities.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  115

At December 31, 2022, AOCI included pretax losses of $314 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 48 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at December 31, 2022 and 2021. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2022, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 48: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2022
U.S. Treasury and government agencies	$(601)	$5,868	$(235)	$2,208	$(836)	$8,076
Residential mortgage-backed
Agency	(1,744)	19,036	(1,560)	8,971	(3,304)	28,007
Non-agency	(6)	112	(2)	17	(8)	129
Commercial mortgage-backed
Agency	(125)	1,283	(45)	372	(170)	1,655
Non-agency	(44)	750	(18)	394	(62)	1,144
Asset-backed			(1)	5	(1)	5
Other	(96)	1,418	(112)	1,144	(208)	2,562
Total securities available for sale	$(2,616)	$28,467	$(1,973)	$13,111	$(4,589)	$41,578
December 31, 2021
U.S. Treasury and government agencies	$(370)	$32,600			$(370)	$32,600
Residential mortgage-backed
Agency	(369)	41,521	$(20)	$1,489	(389)	43,010
Commercial mortgage-backed
Agency	(5)	451	(1)	60	(6)	511
Non-agency	(4)	1,453	(3)	474	(7)	1,927
Asset-backed	(29)	3,465	(2)	188	(31)	3,653
Other	(13)	1,405			(13)	1,405
Total securities available for sale	$(790)	$80,895	$(26)	$2,211	$(816)	$83,106

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 49: Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2022	$11	$(18)	$(7)	$(1)
2021	$360	$(296)	$64	$13
2020	$307	$(2)	$305	$64

116    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2022:
Table 50: Contractual Maturity of Debt Securities

December 31, 2022	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$2,121	$2,958	$2,101	$2,016	$9,196
Residential mortgage-backed
Agency	2	75	3,304	28,733	32,114
Non-agency			7	690	697
Commercial mortgage-backed
Agency	66	410	1,075	294	1,845
Non-agency		120	264	941	1,325
Asset-backed			10	93	103
Other	128	2,309	695	156	3,288
Total securities available for sale at amortized cost	$2,317	$5,872	$7,456	$32,923	$48,568
Fair value	$2,296	$5,505	$6,762	$29,596	$44,159
Weighted-average yield, GAAP basis (a)	2.39%	1.81%	2.27%	2.87%	2.63%
Securities Held to Maturity
U.S. Treasury and government agencies	$862	$27,076	$7,831	$802	$36,571
Residential mortgage-backed
Agency		8	283	44,980	45,271
Non-agency				276	276
Commercial mortgage-backed
Agency			584	264	848
Non-agency		114		1,553	1,667
Asset-backed	253	2,134	2,117	2,684	7,188
Other	159	1,169	579	1,447	3,354
Total securities held to maturity at amortized cost	$1,274	$30,501	$11,394	$52,006	$95,175
Fair value	$1,264	$29,439	$10,799	$48,777	$90,279
Weighted-average yield, GAAP basis (a)	2.31%	1.35%	2.41%	2.86%	2.31%
(a)        Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

At December 31, 2022, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $39.6 billion and $33.0 billion and fair value of $36.4 billion and $30.5 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 51: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2022	December 31 2021
Pledged to others	$24,708	$27,349
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,266	$707
Permitted amount repledged to others	$1,266	$707

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  117

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

Table 52 presents the composition and delinquency status of our loan portfolio at December 31, 2022 and 2021. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, supply chain disruptions, higher rates and secular changes resulting from the COVID-19 pandemic. To mitigate losses and enhance customer support, we have customer assistance, loan modification and collection programs that align with the CARES Act and subsequent interagency guidance. As a result, under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of December 31, 2022 and 2021 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

118    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 52: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e) (f)
December 31, 2022
Commercial
Commercial and industrial	$181,223	$169	$27	$137	$333		$663		$182,219
Commercial real estate	36,104	19	4		23		189		36,316
Equipment lease financing	6,484	20	4		24		6		6,514
Total commercial	223,811	208	35	137	380		858		225,049
Consumer
Residential real estate	44,306	281	112	199	592	(c)	424	$567	45,889
Home equity	25,305	53	20		73		526	79	25,983
Automobile	14,543	106	25	7	138		155		14,836
Credit card	6,906	50	35	70	155		8		7,069
Education	2,058	34	22	59	115	(c)			2,173
Other consumer	4,975	15	12	10	37		14		5,026
Total consumer	98,093	539	226	345	1,110		1,127	646	100,976
Total	$321,904	$747	$261	$482	$1,490		$1,985	$646	$326,025
Percentage of total loans	98.73%	0.23%	0.08%	0.15%	0.46%		0.61%	0.20%	100.00%
December 31, 2021
Commercial
Commercial and industrial	$151,698	$235	$72	$132	$439		$796		$152,933
Commercial real estate	33,580	46	24	1	71		364		34,015
Equipment lease financing	6,095	25	2		27		8		6,130
Total commercial	191,373	306	98	133	537		1,168		193,078
Consumer
Residential real estate	37,706	379	119	328	826	(c)	517	$663	39,712
Home equity	23,305	53	18		71		596	89	24,061
Automobile	16,252	146	40	14	200		183		16,635
Credit card	6,475	49	33	62	144		7		6,626
Education	2,400	43	25	65	133	(c)			2,533
Other consumer	5,644	35	22	17	74		9		5,727
Total consumer	91,782	705	257	486	1,448		1,312	752	95,294
Total	$283,155	$1,011	$355	$619	$1,985		$2,480	$752	$288,372
Percentage of total loans	98.19%	0.35%	0.12%	0.21%	0.69%		0.86%	0.26%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.2 billion and $0.7 billion at December 31, 2022 and 2021, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at December 31, 2022. Comparable amounts at December 31, 2021 were $0.4 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.9 billion and $0.7 billion at December 31, 2022 and 2021, respectively.
(f)Collateral dependent loans totaled $1.3 billion and $1.7 billion at December 31, 2022 and 2021, respectively.
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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  119

At December 31, 2022, we pledged $28.1 billion of commercial and other loans to the Federal Reserve Bank and $90.4 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2021 were $25.7 billion and $66.2 billion, respectively. Amounts pledged reflect the unpaid principal balances.
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

The following table presents our nonperforming assets as of December 31, 2022 and 2021, respectively.

Table 53: Nonperforming Assets

Dollars in millions	December 31, 2022	December 31, 2021
Nonperforming loans
Commercial	$858	$1,168
Consumer (a)	1,127	1,312
Total nonperforming loans (b)	1,985	2,480
OREO and foreclosed assets	34	26
Total nonperforming assets	$2,019	$2,506
Nonperforming loans to total loans	0.61%	0.86%
Nonperforming assets to total loans, OREO and foreclosed assets	0.62%	0.87%
Nonperforming assets to total assets	0.36%	0.45%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.7 billion at December 31, 2022 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2021 was $1.0 billion.

Nonperforming loans include certain loans whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. In accordance with applicable accounting guidance, these loans are considered TDRs. See Note 1 Accounting Policies and the Troubled Debt Restructurings section of this Note 4 for additional information on TDRs.

Total nonperforming loans in Table 53 include TDRs of $0.7 billion and $1.0 billion at December 31, 2022 and 2021, respectively. TDRs that are performing, including consumer credit card TDR loans, are excluded from nonperforming loans and totaled $0.7 billion and $0.6 billion at December 31, 2022 and 2021, respectively.

Additional Credit Quality Indicators by Loan Class

Commercial and Industrial
For commercial and industrial loans, we monitor the performance of the borrower in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, we assign an internal risk rating reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are generally reviewed and updated at least once per year. For small balance homogeneous pools of commercial and industrial loans and leases, we apply scoring techniques to assist in determining the PD. The combination of the PD and LGD ratings assigned to commercial and industrial loans, capturing both the combination of expectations of default and loss severity in the event of default, reflects credit quality characteristics as of the reporting date and are used as inputs into our loss forecasting process.
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

120    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  121

The following table presents credit quality indicators for the commercial loan classes:

Table 54: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$41,685	$12,493	$8,134	$6,261	$4,209	$13,165	$89,384	$69	$175,400
Criticized	1,259	423	277	299	297	551	3,682	31	6,819
Total commercial and industrial	42,944	12,916	8,411	6,560	4,506	13,716	93,066	100	182,219
Commercial real estate
Pass Rated	8,835	4,153	3,266	5,511	3,005	7,454	450		32,674
Criticized	348	37	322	758	807	1,367	3		3,642
Total commercial real estate	9,183	4,190	3,588	6,269	3,812	8,821	453		36,316
Equipment lease financing
Pass Rated	1,797	962	942	670	410	1,495			6,276
Criticized	60	55	56	39	17	11			238
Total equipment lease financing	1,857	1,017	998	709	427	1,506			6,514
Total commercial	$53,984	$18,123	$12,997	$13,538	$8,745	$24,043	$93,519	$100	$225,049

	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$27,104	$12,053	$10,731	$6,698	$6,355	$11,759	$71,230	$90	$146,020
Criticized	283	368	815	649	496	824	3,448	30	6,913
Total commercial and industrial	27,387	12,421	11,546	7,347	6,851	12,583	74,678	120	152,933
Commercial real estate
Pass Rated	4,110	4,109	6,355	4,234	2,634	7,562	436		29,440
Criticized	294	298	999	820	566	1,552	46		4,575
Total commercial real estate	4,404	4,407	7,354	5,054	3,200	9,114	482		34,015
Equipment lease financing
Pass Rated	1,212	1,190	942	682	507	1,410			5,943
Criticized	37	54	41	29	19	7			187
Total equipment lease financing	1,249	1,244	983	711	526	1,417			6,130
Total commercial	$33,040	$18,072	$19,883	$13,112	$10,577	$23,114	$75,160	$120	$193,078
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2022 and 2021.

Residential Real Estate and Home Equity
We use several credit quality indicators, including delinquency information, nonperforming loan information, updated credit scores and originated and updated LTV ratios, to monitor and manage credit risk within the residential real estate and home equity loan classes. A summary of credit quality indicators follows:
Delinquency/Delinquency Rates: We monitor trending of delinquency/delinquency rates for residential real estate and home equity loans. See Table 55 for additional information.
Nonperforming Loans: We monitor trending of nonperforming loans for residential real estate and home equity loans. See Table 55 for additional information.

122    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  123

The following table presents credit quality indicators for the residential real estate and home equity loan classes:
Table 55: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$52	$20	$10	$4	$41			$131
Greater than or equal to 80% to 100%	1,185	678	232	84	24	92			2,295
Less than 80%	9,396	15,844	7,074	2,346	822	7,220			42,702
No LTV available		61		3		4			68
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Updated FICO scores
Greater than or equal to 780	$6,825	$12,596	$5,276	$1,623	$463	$4,027			$30,810
720 to 779	3,172	3,024	1,369	476	180	1,457			9,678
660 to 719	514	744	378	189	98	796			2,719
Less than 660	63	108	110	88	71	740			1,180
No FICO score available	11	163	193	67	38	337			809
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Home equity
Current estimated LTV ratios
Greater than 100%		$4	$14	$9	$2	$15	$268	$137	$449
Greater than or equal to 80% to 100%		4	51	27	4	31	854	1,149	2,120
Less than 80%		172	2,078	961	285	2,851	7,780	9,287	23,414
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
Updated FICO scores
Greater than or equal to 780		$110	$1,357	$554	$155	$1,791	$5,093	$5,545	$14,605
720 to 779		47	515	248	64	567	2,305	2,843	6,589
660 to 719		19	211	140	42	288	1,146	1,449	3,295
Less than 660		4	57	54	29	242	342	671	1,399
No FICO score available			3	1	1	9	16	65	95
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
124    The PNC Financial Services Group, Inc. – 2022 Form 10-K

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$52	$21	$12	$13	$77			$185
Greater than or equal to 80% to 100%	1,460	560	221	86	66	190			2,583
Less than 80%	15,213	7,822	2,834	1,004	1,570	7,385			35,828
No LTV available	275	6	1	1		22			305
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Updated FICO scores
Greater than or equal to 780	$11,110	$5,898	$1,996	$596	$1,029	$4,052			$24,681
720 to 779	4,921	1,735	643	247	345	1,619			9,510
660 to 719	717	463	255	136	133	796			2,500
Less than 660	83	103	96	75	94	848			1,299
No FICO score available	127	241	87	49	48	359			911
Government insured or guaranteed loans	3	33	37	30	39	669			811
Total residential real estate	$16,961	$8,473	$3,114	$1,133	$1,688	$8,343			$39,712
Home equity
Current estimated LTV ratios
Greater than 100%	$1	$16	$14	$3	$2	$25	$329	$90	$480
Greater than or equal to 80% to 100%	7	85	62	13	11	66	990	674	1,908
Less than 80%	204	2,487	1,189	370	549	3,200	7,868	5,806	21,673
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
Updated FICO scores
Greater than or equal to 780	$124	$1,619	$692	$201	$364	$2,035	$5,490	$3,320	$13,845
720 to 779	61	666	348	96	116	642	2,283	1,679	5,891
660 to 719	23	248	167	56	53	327	1,071	872	2,817
Less than 660	4	53	57	32	28	277	325	615	1,391
No FICO score available		2	1	1	1	10	18	84	117
Total home equity	$212	$2,588	$1,265	$386	$562	$3,291	$9,187	$6,570	$24,061
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  125

The following table presents credit quality indicators for the automobile, credit card, education and other consumer loan classes:

Table 56: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$2,390	$2,162	$922	$760	$241	$75			$6,550
720 to 779	1,702	1,312	561	538	222	69			4,404
660 to 719	854	660	341	401	187	56			2,499
Less than 660	193	290	230	368	228	74			1,383
Total automobile	$5,139	$4,424	$2,054	$2,067	$878	$274			$14,836
Credit card
Greater than or equal to 780							$1,954	$2	$1,956
720 to 779							1,994	6	2,000
660 to 719							1,957	13	1,970
Less than 660							1,001	35	1,036
No FICO score available or required (a)							104	3	107
Total credit card							$7,010	$59	$7,069
Education
Greater than or equal to 780	$42	$53	$48	$61	$51	$357			$612
720 to 779	39	27	24	30	24	143			287
660 to 719	21	8	8	9	8	59			113
Less than 660	4	1	1	2	2	24			34
No FICO score available or required (a)	20	8	7	3		1			39
Education loans using FICO credit metric	126	97	88	105	85	584			1,085
Other internal credit metrics						1,088			1,088
Total education	$126	$97	$88	$105	$85	$1,672			$2,173
Other consumer
Greater than or equal to 780	$224	$97	$53	$46	$14	$18	$47	$2	$501
720 to 779	302	122	68	62	20	15	89	2	680
660 to 719	229	110	68	66	28	8	95	2	606
Less than 660	32	48	37	40	20	6	44	2	229
Other consumer loans using FICO credit metric	787	377	226	214	82	47	275	8	2,016
Other internal credit metrics	125	43	40	34	7	29	2,720	12	3,010
Total other consumer	$912	$420	$266	$248	$89	$76	$2,995	$20	$5,026

126    The PNC Financial Services Group, Inc. – 2022 Form 10-K

(Continued from previous page)	Term Loans by Origination Year
December 31, 2021 In millions	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$3,247	$1,496	$1,380	$533	$226	$79			$6,961
720 to 779	2,119	983	1,030	499	195	62			4,888
660 to 719	969	609	772	413	155	44			2,962
Less than 660	277	315	583	429	162	58			1,824
Total automobile	$6,612	$3,403	$3,765	$1,874	$738	$243			$16,635
Credit card
Greater than or equal to 780							$1,815	$2	$1,817
720 to 779							1,836	9	1,845
660 to 719							1,856	19	1,875
Less than 660							943	29	972
No FICO score available or required (a)							114	3	117
Total credit card							$6,564	$62	$6,626
Education
Greater than or equal to 780	$37	$60	$77	$62	$48	$392			$676
720 to 779	20	29	37	30	21	160			297
660 to 719	7	9	11	11	7	73			118
Less than 660	1	1	2	2	2	25			33
No FICO score available or required (a)	11	10	7	2		1			31
Education loans using FICO credit metric	76	109	134	107	78	651			1,155
Other internal credit metrics						1,378			1,378
Total education	$76	$109	$134	$107	$78	$2,029			$2,533
Other consumer
Greater than or equal to 780	$199	$131	$123	$47	$12	$32	$95	$1	$640
720 to 779	250	172	167	68	15	19	125		816
660 to 719	190	145	165	82	16	11	122		731
Less than 660	50	62	85	54	10	6	50	1	318
Other consumer loans using FICO credit metric	689	510	540	251	53	68	392	2	2,505
Other internal credit metrics	87	31	35	23	22	48	2,955	21	3,222
Total other consumer	$776	$541	$575	$274	$75	$116	$3,347	$23	$5,727
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

Troubled Debt Restructurings
A TDR is a loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. See Note 1 Accounting Policies for additional information related to TDRs.

Table 57 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during 2022, 2021 and 2020. Additionally, the table provides information about the types of TDR concessions. The Principal Forgiveness TDR category includes principal forgiveness and accrued interest forgiveness. The Rate Reduction TDR category includes reduced interest rate and interest deferral. The Other TDR category primarily includes consumer borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, as well as postponement/reduction of scheduled amortization and contractual extensions for both consumer and commercial borrowers.

In some cases, there have been multiple concessions granted on one loan. This is most common within the commercial loan portfolio. When there have been multiple concessions granted in the commercial loan portfolio, the principal forgiveness concession was prioritized for purposes of determining the inclusion in Table 57. Second in priority would be rate reduction. In the event that multiple concessions are granted on a consumer loan, concessions resulting from discharge from personal liability through Chapter 7 bankruptcy without formal affirmation of the loan obligations to us would be prioritized and included in the Other type of concession in Table 57. After that, consumer loan concessions would follow the previously discussed priority of concessions for the commercial loan portfolio.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  127

Table 57: Financial Impact and TDRs by Concession Type (a)

	Number of Loans	Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the year ended December 31, 2022 Dollars in millions			Principal Forgiveness	Rate Reduction	Other	Total
Commercial	57	$363	$9	$58	$202	$269
Consumer	10,809	162		123	22	145
Total TDRs	10,866	$525	$9	$181	$224	$414
During the year ended December 31, 2021 Dollars in millions
Commercial	57	$536	$6		$510	$516
Consumer	6,109	108		$64	33	97
Total TDRs	6,166	$644	$6	$64	$543	$613
During the year ended December 31, 2020 Dollars in millions
Commercial	73	$513	$39	$56	$346	$441
Consumer	12,270	178		88	73	161
Total TDRs	12,343	$691	$39	$144	$419	$602
(a)Impact of partial charge-offs at TDR date are included in this table.
(b)Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c)Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurs.
After a loan is determined to be a TDR, we continue to track its performance under its most recent restructured terms. We consider a TDR to have subsequently defaulted when it becomes 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs, and (ii) subsequently defaulted during the period totaled $0.1 billion for each of the years ended December 31, 2022, 2021 and 2020, respectively.
Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 58: Rollforward of Allowance for Credit Losses

At or for the year ended December 31	2022			2021			2020
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361	$1,812	$930	$2,742
Adoption of ASU 2016-13 (a)							(304)	767	463
Beginning balance, adjusted	3,185	1,683	4,868	3,337	2,024	5,361	1,508	1,697	3,205
Acquisition PCD reserves				774	282	1,056
Charge-offs	(307)	(678)	(985)	(434)	(667)	(1,101)	(407)	(785)	(1,192)
Recoveries	114	308	422	106	338	444	94	266	360
Net (charge-offs)	(193)	(370)	(563)	(328)	(329)	(657)	(313)	(519)	(832)
Provision for (recapture of) credit losses	126	313	439	(594)	(293)	(887)	2,139	846	2,985
Other	(4)	1	(3)	(4)	(1)	(5)	3		3
Ending balance	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Allowance for unfunded lending related commitments (b)
Beginning balance	$564	$98	$662	$485	$99	$584	$316	$2	$318
Adoption of ASU 2016-13 (a)							53	126	179
Beginning balance, adjusted	564	98	662	485	99	584	369	128	497
Acquisition PCD reserves				43	3	46
Provision for (recapture of) credit losses	49	(17)	32	36	(4)	32	116	(29)	87
Ending balance	$613	$81	$694	$564	$98	$662	$485	$99	$584
Allowance for credit losses at December 31 (c)	$3,727	$1,708	$5,435	$3,749	$1,781	$5,530	$3,822	$2,123	$5,945
(a)    Represents the impact of adopting ASU 2016-13 - Financial Instruments - Credit Losses on January 1, 2020 and our transition from an incurred loss methodology for our reserves to an expected credit loss methodology.
(b)    See Note 11 Commitments for additional information about the underlying commitments related to this allowance.
(c)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $176 million, $171 million and $109 million at December 31, 2022, 2021 and 2020 respectively.

128    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The ACL related to loans at December 31, 2022 totaled $5.4 billion, a decrease of $0.1 billion since December 31, 2021. The decline in reserves was primarily driven by the reassessment of pandemic-related risks and improvements in credit quality, partially offset by our weakened economic outlook along with loan growth.

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  129

The following table provides our loan sale and servicing activities:
Table 59: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2022
Sales of loans and related securitization activity (b)	$5,124	$3,332
Repurchases of previously transferred loans (c)	$187	$27
Servicing fees (d)	$405	$190
Servicing advances recovered/(funded), net	$11	$42
Cash flows on mortgage-backed securities held (e)	$3,790	$84
Cash Flows - Year ended December 31, 2021
Sales of loans and related securitization activity (b)	$8,426	$3,611
Repurchases of previously transferred loans (c)	$239	$207
Servicing fees (d)	$367	$165
Servicing advances recovered/(funded), net	$(33)	$(26)
Cash flows on mortgage-backed securities held (e)	$9,001	$76
(a)Represents both commercial mortgage loan transfer and servicing activities.
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
(e)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $21.4 billion in residential mortgage-backed securities and $0.7 billion in commercial mortgage-backed securities at December 31, 2022. Comparable amounts at December 31, 2021 were $17.6 billion and $0.6 billion, respectively.

Table 60 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2022 and 2021.

Table 60: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2022
Total principal balance	$41,031	$57,974
Delinquent loans (b)	$346
December 31, 2021
Total principal balance	$42,726	$39,551
Delinquent loans (b)	$569	$42
Year ended December 31, 2022
Net charge-offs (c)	$4	$74
Year ended December 31, 2021
Net charge-offs (c)	$4	$179
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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2022 and 2021. We have not provided additional financial support to these entities which we are not contractually required to provide.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 61 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal
130    The PNC Financial Services Group, Inc. – 2022 Form 10-K

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 61. These loans are included as part of the asset quality disclosures that we make in Note 4 Loans and Related Allowance for Credit Losses.

Table 61: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
December 31, 2022
Mortgage-backed securitizations (b)	$22,666	$22,670	(c)	$1
Tax credit investments and other	4,411	4,240	(d)	2,063	(e)
Total	$27,077	$26,910		$2,064
December 31, 2021
Mortgage-backed securitizations (b)	$18,708	$18,708	(c)	$1
Tax credit investments and other	3,865	3,893	(d)	1,798	(e)
Total	$22,573	$22,601		$1,799
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
Details about the Agency and Non-agency securitization SPEs where we hold a variable interest and are not the primary beneficiary are included in Table 61. Our maximum exposure to loss as a result of our involvement with these SPEs is the carrying value of the mortgage-backed securities, servicing assets, servicing advances and our liabilities associated with our recourse obligations. Creditors of the securitization SPEs have no recourse to our assets or general credit.

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 61. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying low income housing tax credit investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2022, we had a liability for unfunded commitments of $2.2 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
Table 61 also includes our involvement in lease financing transactions with LLCs engaged in solar power generation that, to a large extent, provided returns in the form of tax credits. The outstanding financings and operating lease assets are reflected as Loans and Other assets, respectively, on our Consolidated Balance Sheet, whereas related liabilities are reported in Deposits and Other liabilities.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  131

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. During 2022, we recognized $0.4 billion of amortization, $0.4 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs within Income taxes. We recognized $0.3 billion of amortization, $0.3 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs within Income taxes in 2021. Comparable amounts for 2020 were $0.2 billion, $0.2 billion and less than $0.1 billion, respectively.
NOTE 6 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment at December 31, 2022, 2021 and 2020 follow:

Table 62: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Balance as of December 31, 2022	$6,473	$4,325	$189	$10,987
Other		71		71
Balance as of December 31, 2021	$6,473	$4,254	$189	$10,916
BBVA acquisition	678	796	125	1,599
Other		84		84
Balance as of December 31, 2020	$5,795	$3,374	$64	$9,233

Goodwill increased during 2021 primarily as a result of the acquisition of BBVA. Goodwill was recorded and allocated to each of our three business segments and is not deductible for income tax purposes. See Note 2 Acquisition and Divestiture Activities for additional information.

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2022, 2021 or 2020.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.4 billion at December 31, 2022 and $1.8 billion at December 31, 2021, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
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

132    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Changes in the commercial MSRs follow:

Table 63: Commercial Mortgage Servicing Rights

In millions	2022	2021	2020
January 1	$740	$569	$649
Additions:
From loans sold with servicing retained	62	87	100
Purchases	46	41	44
Changes in fair value due to:
Time and payoffs (a)	(208)	(119)	(115)
Other (b)	473	162	(109)
December 31	$1,113	$740	$569
Related unpaid principal balance at December 31	$281,277	$272,556	$243,960
Servicing advances at December 31	$421	$463	$437
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.
Residential Mortgage Servicing Rights
We recognize gains (losses) on changes in the fair value of residential MSRs. Residential MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of residential MSRs with securities and derivative instruments that are expected to increase (or decrease) in value when the value of residential MSRs decreases (or increases).

The fair value of residential MSRs is estimated by using a discounted cash flow valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other factors that are determined based on current market conditions.

Changes in the residential MSRs follow:

Table 64: Residential Mortgage Servicing Rights

In millions	2022	2021	2020
January 1	$1,078	$673	$995
Additions:
BBVA Acquisition		35
From loans sold with servicing retained	57	87	45
Purchases	897	411	208
Changes in fair value due to:
Time and payoffs (a)	(231)	(320)	(198)
Other (b)	509	192	(377)
December 31	$2,310	$1,078	$673
Unpaid principal balance of loans serviced for others at December 31	$189,831	$132,953	$120,778
Servicing advances at December 31	$165	$176	$143
(a)Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(b)Represents MSR value changes resulting from market-driven changes in interest rates.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2022 and December 31, 2021 are shown in Tables 65 and 66. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 65 and 66. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot
The PNC Financial Services Group, Inc. – 2022 Form 10-K  133

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 65: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2022	December 31, 2021
Fair value	$1,113	$740
Weighted-average life (years)	4.0	4.2
Weighted-average constant prepayment rate	4.28%	5.49%
Decline in fair value from 10% adverse change	$8	$12
Decline in fair value from 20% adverse change	$15	$21
Effective discount rate	9.77%	7.75%
Decline in fair value from 10% adverse change	$34	$20
Decline in fair value from 20% adverse change	$68	$40

Table 66: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2022		December 31, 2021
Fair value	$2,310		$1,078
Weighted-average life (years)	8.0		5.7
Weighted-average constant prepayment rate	6.72%		12.63%
Decline in fair value from 10% adverse change	$55		$46
Decline in fair value from 20% adverse change	$107		$89
Weighted-average option adjusted spread	766	bps	857	bps
Decline in fair value from 10% adverse change	$69		$31
Decline in fair value from 20% adverse change	$134		$60

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.6 billion for 2022 and $0.5 billion for both 2021 and 2020. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

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

The following table provides details on our income from lessor arrangements:

Table 67: Lessor Income

Year ended December 31
In millions	2022	2021	2020
Sales-type and direct financing leases (a)	$243	$243	$269
Operating leases (b)	63	75	95
Lease income	$306	$318	$364
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.
134    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table provides the components of our equipment lease financing assets:

Table 68: Sales-Type and Direct Financing Leases

In millions	December 31, 2022	December 31, 2021
Lease receivables	$5,853	$5,829
Unguaranteed residual asset values (a)	1,422	977
Unearned income	(761)	(677)
Equipment lease financing	$6,514	$6,129
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.4 billion for both 2022 and 2021.

Operating lease assets were $0.8 billion and accumulated depreciation was $0.2 billion at December 31, 2022 compared to operating lease assets of $0.9 billion and accumulated depreciation of $0.2 billion at December 31, 2021. We had no lease transactions with related parties or deferred selling profits at December 31, 2022 and 2021.

The future minimum lessor receivable arrangements at December 31, 2022 were as follows:

Table 69: Future Minimum Lessor Receivable Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2023	$46	$1,474
2024	37	1,256
2025	28	890
2026	21	621
2027	11	609
2028 and thereafter	16	1,003
Total future minimum lease receivable arrangements	$159	$5,853

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of 1 year to 45 years, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date of the lease term. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2022 and 2021.

Tables 70 and 71 provide details on our operating leases:

Table 70: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2022	2021	2020
Operating lease cost (a)	$395	$386	$358
Operating cash flows	$434	$400	$360
(a)Included in Occupancy, Equipment and Marketing expense on the Consolidated Income Statement.

Table 71: Operating Lease Assets and Liabilities

In millions	December 31, 2022	December 31, 2021
Operating lease assets (a)	$1,857	$1,919
Operating lease liabilities (b)	$2,160	$2,220
(a)Included in Other assets on the Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Finance lease assets and liabilities, income, expense and cash flows at December 31, 2022 and 2021 were not material.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  135

Operating lease term and discount rates of our lessee arrangements at December 31, 2022 and 2021 were as follows:

Table 72: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7	8
Weighted-average discount rate	2.24%	1.99%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2022 are as follows:

Table 73: Future Lease Payments for Operating Lease Liability Arrangements

In millions	December 31, 2022
2023	$428
2024	385
2025	343
2026	291
2027	247
2028 and thereafter	657
Total future lease payments	$2,351
Less: Interest	191
Present value of operating lease liability arrangements	$2,160

NOTE 8 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 74: Premises, Equipment and Leasehold Improvements

In millions	December 31 2022	December 31 2021
Premises, equipment and leasehold improvements	$17,769	$16,651
Accumulated depreciation and amortization	(9,015)	(8,058)
Net book value	$8,754	$8,593

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

Table 75: Depreciation and Amortization Expense

Year ended December 31 In millions	2022	2021	2020
Depreciation	$899	$844	$791
Amortization	130	122	115
Total depreciation and amortization	$1,029	$966	$906

136    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 9 TIME DEPOSITS
The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that met or exceeded the insured limit were $10.4 billion and $7.7 billion at December 31, 2022, and 2021, respectively.
Table 76 shows the total amount of time deposits at December 31, 2022 by future contractual maturity range:

Table 76: Time Deposits

In billions
2023	$15.9
2024	$1.8
2025	$0.2
2026	$0.2
2027	$0.1
2028 and thereafter	$0.3
Total	$18.5

NOTE 10 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at December 31, 2022 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 77: Borrowed Funds

In millions
2023	$4,332
2024	$20,673
2025	$14,931
2026	$5,666
2027	$1,659
2028 and thereafter	$11,465
Total	$58,726

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2022 and the carrying values as of December 31, 2022 and 2021.
Table 78: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2022	2022	2022	2021
Parent Company
Senior debt	1.15% - 6.04%	2024 - 2033	$11,374	$10,369
Subordinated debt	3.90% - 4.63%	2024 - 2033	1,524	777
Junior subordinated debt	5.33%	2028	205	205
Subtotal			13,103	11,351
Bank
Federal Home Loan Bank borrowings (a)	4.48% - 4.72%	2023 - 2026	32,075
Senior debt	2.50% - 5.07%	2023 - 2043	5,283	10,292
Subordinated debt	2.70% - 5.90%	2023 - 2029	4,578	6,014
Subtotal			41,936	16,306
Total			$55,039	$27,657
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 78, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(723) million and $(72) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(256) million and $(232) million, respectively, related to fair value accounting hedges as of December 31, 2022.
Certain borrowings are reported at fair value, refer to Note 15 Fair Value for more information on those borrowings.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  137

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

138    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 11 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2022 and 2021.

Table 79: Commitments to Extend Credit and Other Commitments

In millions	December 31, 2022	December 31, 2021
Commitments to extend credit
Commercial	$198,542	$176,248
Home equity	22,783	19,410
Credit card	33,066	32,499
Other	7,337	9,081
Total commitments to extend credit	261,728	237,238
Net outstanding standby letters of credit (a)	10,575	9,303
Standby bond purchase agreements (b)	1,208	1,268
Other commitments (c)	3,661	3,045
Total commitments to extend credit and other commitments	$277,172	$250,854
(a)Net outstanding standby letters of credit include $3.6 billion and $3.3 billion at December 31, 2022 and 2021, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.2 billion and $2.0 billion related to investments in qualified affordable housing projects at December 31, 2022 and 2021, respectively.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at December 31, 2022, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2022 had terms ranging from less than one year to eight years.
As of December 31, 2022, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at December 31, 2022 and is included in Other liabilities on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  139

NOTE 12 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 80: Preferred Stock - Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2022	2021
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O	$100,000	10	10
Series P (a)	$100,000		15
Series R	$100,000	5	5
Series S	$100,000	5	5
Series T	$100,000	15	15
Series U	$100,000	10
Series V	$100,000	12
Total issued and outstanding		58	51
(a)On November 1, 2022, PNC redeemed all 15,000 shares of its Series P Preferred Stock, as well as all 60 million Depositary Shares each representing a fractional interest in such shares.
140    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table discloses information related to the preferred stock outstanding as of December 31, 2022:
Table 81: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a Share of Preferred Stock Represented by Each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series O (d)	July 27, 2011	1 million	1/100th	Semi-annually beginning on February 1, 2012 until August 1, 2021 Quarterly beginning on November 1, 2021	6.75% until August 1, 2021 3 Mo. LIBOR plus 3.678% per annum beginning on August 1, 2021	August 1, 2021
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. LIBOR plus 3.30% per annum beginning November 1, 2026	November 1, 2026
Series T (d)	September 13, 2021	1.5 million	1/100th	Quarterly beginning on December 15, 2021	3.40% until September 15, 2026 5 Yr. U.S. Treasury plus 2.595% per annum beginning September 15, 2026	September 15, 2026
Series U (d)	April 26, 2022	1 million	1/100th	Quarterly beginning on August 15, 2022	6.00% until May 15, 2027 5 Yr. U.S. Treasury plus 3.00% per annum beginning May 15, 2027	May 15, 2027
Series V (d)	August 19, 2022	1.25 million	1/100th	Quarterly beginning on December 15, 2022	6.20% until September 15, 2027 5 Yr. U.S. Treasury plus 3.238% per annum beginning September 15, 2027	September 15, 2027
(a)Dividends are payable when, as, and if declared by our Board of Directors or an authorized committee of our Board of Directors.
(b)Redeemable at our option on or after the date stated. With the exception of the Series B preferred stock, also redeemable at our option within 90 days of a regulatory capital treatment event as defined in the designations.
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  141

The following table provides the dividends per share for PNC’s common and preferred stock:
Table 82: Dividends Per Share

December 31	2022	2021	2020
Common Stock	$5.75	$4.80	$4.60
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$4,881	$7,722	$6,750
Series P	$6,181	$6,125	$6,125
Series Q			$4,031
Series R	$4,850	$4,850	$4,850
Series S	$5,000	$5,000	$5,000
Series T	$3,400	$869
Series U	$3,317
Series V	$1,998

On January 4, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share. The dividend, with a payment date of February 5, 2023, was paid on the next business day.

Other Shareholders’ Equity Matters
At December 31, 2022, we had reserved approximately 79 million common shares to be issued in connection with certain stock plans.

Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the repurchase program approved on April 4, 2019 of up to 100 million common shares, of which approximately 49% were still available for repurchase at December 31, 2022. Under this framework, PNC expects quarterly repurchases of up to $500 million with the ability to adjust those levels as conditions warrant. PNC’s SCB for the four-quarter period beginning October 1, 2022 is 2.9%.

142    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 13 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 83: Other Comprehensive Income (Loss)

	Year ended December 31
	2022			2021			2020
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net Unrealized gains (losses) on securities	$(10,866)	$2,561	$(8,305)	$(2,445)	$576	$(1,869)	$2,113	$(485)	$1,628
Less: Net realized gains (losses) reclassified to earnings (a)	(723)	171	(552)	6	(2)	4	302	(69)	233
Net change	(10,143)	2,390	(7,753)	(2,451)	578	(1,873)	1,811	(416)	1,395
Cash flow hedge derivatives
Net Unrealized gains (losses) on cash flow hedge derivatives	(3,536)	833	(2,703)	(632)	149	(483)	918	(211)	707
Less: Net realized gains (losses) reclassified to earnings (a)	(260)	61	(199)	494	(117)	377	421	(97)	324
Net change	(3,276)	772	(2,504)	(1,126)	266	(860)	497	(114)	383
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(363)	85	(278)	486	(114)	372	82	(19)	63
Net change	(363)	85	(278)	486	(114)	372	82	(19)	63
Other
Net unrealized gains (losses) on other transactions	(5)	(41)	(46)	4	(4)		10	5	15
Net change	(5)	(41)	(46)	4	(4)		10	5	15
Total other comprehensive income (loss) from continuing operations	(13,787)	3,206	(10,581)	(3,087)	726	(2,361)	2,400	(544)	1,856
Total other comprehensive income from discontinued operations							148	(33)	115
Total other comprehensive income (loss)	$(13,787)	$3,206	$(10,581)	$(3,087)	$726	$(2,361)	$2,548	$(577)	$1,971
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in interest income and noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in noninterest expense on the Consolidated Income Statement.

Table 84: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other Comprehensive Income from Continuing Operations	Accumulated other Comprehensive Income from Discontinued Operations	Total
Balance at December 31, 2019	$1,067	$276	$(408)	$(21)	$914	$(115)	$799
Net Activity	1,395	383	63	15	1,856	115	1,971
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770		$2,770
Net activity	(1,873)	(860)	372		(2,361)		(2,361)
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409		$409
Net activity	(7,753)	(2,504)	(278)	(46)	(10,581)		(10,581)
Balance at December 31, 2022 (a)	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)		$(10,172)
(a)At December 31, 2022, AOCI included pretax losses of $314 million from derivatives that hedged the purchase of investment securities classified as held to maturity.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  143

NOTE 14 EARNINGS PER SHARE
Table 85: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2022	2021	2020
Basic
Net income from continuing operations	$6,113	$5,725	$3,003
Less:
Net income attributable to noncontrolling interests	72	51	41
Preferred stock dividends	301	233	229
Preferred stock discount accretion and redemptions	5	5	4
Net income from continuing operations attributable to common shareholders	5,735	5,436	2,729
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	27	27	13
Net income from continuing operations attributable to basic common shareholders	$5,708	$5,409	$2,716
Net income from discontinued operations attributable to common shareholders			$4,555
Less: Undistributed earnings allocated to nonvested restricted shares			22
Net income from discontinued operations attributable to basic common shareholders			$4,533
Basic weighted-average common shares outstanding	412	426	427
Basic earnings per common share from continuing operations (a)	$13.86	$12.71	$6.37
Basic earnings per common share from discontinued operations (a)			$10.62
Basic earnings per common share	$13.86	$12.71	$16.99
Diluted
Net income from continuing operations attributable to diluted common shareholders	$5,708	$5,409	$2,716
Net income from discontinued operations attributable to basic common shareholders			$4,533
Less: Impact of earnings per share dilution from discontinued operations			2
Net income from discontinued operations attributable to diluted common shareholders			$4,531
Basic weighted-average common shares outstanding	412	426	427
Diluted weighted-average common shares outstanding	412	426	427
Diluted earnings per common share from continuing operations (a)	$13.85	$12.70	$6.36
Diluted earnings per common share from discontinued operations (a)			$10.60
Diluted earnings per common share	$13.85	$12.70	$16.96
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

144    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 15 FAIR VALUE
Fair Value Measurement
We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. The three levels of the fair value hierarchy are:
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  145

For loans to be sold to agencies with servicing retained, the fair value is adjusted for the estimated servicing cash flows, which is an unobservable input. This adjustment is not considered significant given the relative insensitivity of the value to changes in the input to the fair value of the loans. Accordingly, commercial mortgage loans held for sale to agencies are classified as Level 2.

Valuation assumptions may include observable inputs based on the benchmark interest rate swap curve, whole loan sales and agency sales transactions. The significant unobservable input for commercial mortgage loans held for sale, excluding those to be sold to agencies, is management’s assumption of the spread applied to the benchmark rate. The spread over the benchmark curve includes management’s assumptions of the impact of credit and liquidity risk. Significant increases (decreases) in the spread applied to the benchmark would have resulted in a significantly lower (higher) asset value. The wide range of the spread over the benchmark curve is due to the varying risk and underlying property characteristics within our portfolio. Based on the significance of the unobservable input, we classified this portfolio as Level 3.
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
Securities are classified within the fair value hierarchy after considering the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When a quoted price in an active market exists for the identical security, this price is used to determine fair value and the security is classified within Level 1 of the hierarchy. Level 1 securities include U.S. Treasury securities.
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
Certain infrequently traded debt securities within other debt securities available for sale and trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could have resulted in a significantly lower (higher) fair value estimate.
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
146    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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
Financial Derivatives
Exchange-traded derivatives are valued using quoted market prices and are classified as Level 1. The majority of derivatives that we enter into are executed over-the-counter and are valued using internal models. These derivatives are primarily classified as Level 2, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data. Level 2 financial derivatives are primarily estimated using observable benchmark interest rate swaps to construct projected discounted cash flows.
Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3. Unobservable inputs related to interest rate contracts include probability of funding of residential mortgage loan commitments and estimated servicing cash flows of commercial and residential mortgage loan commitments. Probability of default and loss severity are the significant unobservable inputs used in the valuation of risk participation agreements. The fair values of Level 3 assets and liabilities related to these interest rate contract financial derivatives as of December 31, 2022 and 2021 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 of this Note 15.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  147

In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of the shares to retain any future risk of decreases in the conversion rate of Class B common shares to Class A common shares resulting from increases in the escrow funded by Visa to pay for the costs of resolution of the pending interchange litigation (see Note 21 Legal Proceedings). These swaps also require PNC to make periodic payments based on the market price of the Class A common shares at a fixed rate of interest (in certain cases subject to step-up provisions) until the Visa litigation is resolved. An increase in the estimated length of litigation resolution date, a decrease in the estimated conversion rate, or an increase in the estimated growth rate of the Class A share price would have had a negative impact on the fair value of the swaps and vice versa.
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
The assets related to PNC’s deferred compensation and supplemental incentive savings plans primarily consist of a prepaid forward contract referencing an amount of shares of PNC stock, equity mutual funds and fixed income funds, and are valued based on the underlying investments. These assets are valued either by reference to the market price of PNC’s stock or by using the quoted market prices for investments other than PNC’s stock and are included in Levels 1 and 2.
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 in this Note 15.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 in this Note 15.

148    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option:

Table 86: Fair Value Measurements – Recurring Basis Summary

	December 31, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$411	$243	$654		$1,221	$81	$1,302
Commercial mortgage loans held for sale		243	33	276		526	49	575
Securities available for sale
U.S. Treasury and government agencies	$8,108	262		8,370	$41,873	4,291		46,164
Residential mortgage-backed
Agency		28,823		28,823		67,632		67,632
Non-agency			819	819		61	1,097	1,158
Commercial mortgage-backed
Agency		1,675		1,675		1,773		1,773
Non-agency		1,253	3	1,256		3,433	3	3,436
Asset-backed		5	124	129		6,246	163	6,409
Other		3,032	55	3,087		4,895	69	4,964
Total securities available for sale	8,108	35,050	1,001	44,159	41,873	88,331	1,332	131,536
Loans		541	769	1,310		617	884	1,501
Equity investments (a)	1,173		1,778	3,147	1,373		1,680	3,231
Residential mortgage servicing rights			2,310	2,310			1,078	1,078
Commercial mortgage servicing rights			1,113	1,113			740	740
Trading securities (b)	798	1,168		1,966	250	1,601		1,851
Financial derivatives (b) (c)	16	3,747	5	3,768	5	5,109	38	5,152
Other assets	352	80		432	404	114		518
Total assets (d)	$10,447	$41,240	$7,252	$59,135	$43,905	$97,519	$5,882	$147,484
Liabilities
Other borrowed funds	$1,230	$232	$4	$1,466	$725	$45	$3	$773
Financial derivatives (c) (e)	4	7,491	123	7,618		3,285	285	3,570
Other liabilities			294	294			175	175
Total liabilities (f)	$1,234	$7,723	$421	$9,378	$725	$3,330	$463	$4,518
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2022 and 2021 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 16 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 11% and 26% at December 31, 2022 and 2021, respectively. Level 3 assets as a percentage of total assets at fair value was 12% and 4% as of December 31, 2022 and 2021, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2022 and 2021.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% and 1% at December 31, 2022 and 2021, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 4% and 10% as of December 31, 2022 and 2021, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2022 and 2021.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  149

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2022 and 2021 are as follows:

Table 87: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2022

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings		Included in Other comprehensive income (b)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3		Fair Value Dec. 31, 2022
Assets
Residential mortgage loans held for sale	$81	$(5)			$226	$(34)		$(13)	$29		$(41)	(d)	$243	$(5)
Commercial mortgage loans held for sale	49	(6)						(10)					33	(6)
Securities available for sale
Residential mortgage- backed non-agency	1,097	22		$(108)				(192)					819
Commercial mortgage- backed non-agency	3												3
Asset-backed	163	2		(18)				(23)					124
Other	69				6			(20)					55
Total securities available for sale	1,332	24		(126)	6			(235)					1,001
Loans	884	23			55	(10)		(164)			(19)	(d)	769	23
Equity investments	1,680	445			291	(772)			134	(e)			1,778	237
Residential mortgage servicing rights	1,078	509			897		$57	(231)					2,310	509
Commercial mortgage servicing rights	740	473			46		62	(208)					1,113	473
Financial derivatives	38	(6)			8			(35)					5	19
Total assets	$5,882	$1,457		$(126)	$1,529	$(816)	$119	$(896)	$163		$(60)		$7,252	$1,250
Liabilities
Other borrowed funds	$3						$7	$(6)					$4
Financial derivatives	285	$49				$14		(225)					123	$62
Other liabilities	175	77			$32		876	(866)					294	66
Total liabilities	$463	$126			$32	$14	$883	$(1,097)					$421	$128
Net gains (losses)		$1,331	(f)											$1,122	(g)

150    The PNC Financial Services Group, Inc. – 2022 Form 10-K

(Continued from previous page)
Year Ended December 31, 2021

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2021 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2020	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Impact from BBVA Acquisition	Fair Value Dec. 31, 2021
Assets
Residential mortgage loans held for sale	$163	$(1)			$47	$(83)		$(41)	$18	$(22)	(d)		$81	$(1)
Commercial mortgage loans held for sale	57					(6)		(2)					49	(1)
Other consumer loans held for sale						(256)						$256
Securities available for sale
Residential mortgage- backed non-agency	1,365	37		$6				(311)					1,097
Commercial mortgage- backed non-agency	11			(8)									3
Asset-backed	199	2		9				(47)					163
Other	72			1	6			(10)					69
Total securities available for sale	1,647	39		8	6			(368)					1,332
Loans	647	45			124	(15)		(194)		(14)	(d)	291	884	44
Equity investments	1,263	627			573	(783)							1,680	338
Residential mortgage servicing rights	673	192			411		$87	(320)				35	1,078	192
Commercial mortgage servicing rights	569	162			41		87	(119)					740	162
Financial derivatives	118	83			5			(174)				6	38	113
Total assets	$5,137	$1,147		$8	$1,207	$(1,143)	$174	$(1,218)	$18	$(36)		$588	$5,882	$847
Liabilities
Other borrowed funds	$2						$5	$(4)					$3
Financial derivatives	273	$145				$6		(146)				$7	285	$158
Other liabilities	43	151					321	(340)					175	111
Total liabilities	$318	$296				$6	$326	$(490)				$7	$463	$269
Net gains (losses)		$851	(f)											$578	(g)
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
(e)Transfers into Level 3 were due to certain private company investments valued using significant unobservable inputs during the current period.
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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  151

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

Table 88: Fair Value Measurements – Recurring Quantitative Information
December 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$33	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 2,465bps (959bps)
Residential mortgage-backed non-agency securities	819	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (9.9%)
			Constant default rate	0.0% - 13.0% (4.0%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	289bps weighted-average
Asset-backed securities	124	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.5%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	296bps weighted-average
Loans - Residential real estate - Uninsured	570	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (66.2%)
			Loss severity	0.0% - 100.0% (6.2%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate - Government insured	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.9% weighted-average
Loans - Home equity - First-lien	25	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.5%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity - Second-lien	98	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (46.2%)
Equity investments	1,778	Multiple of adjusted earnings	Multiple of earnings	4.5x - 25.0x (9.1x)
Residential mortgage servicing rights	2,310	Discounted cash flow	Constant prepayment rate	0.0% - 34.5% (6.7%)
			Spread over the benchmark curve (b)	254bps - 1,653bps (766bps)
Commercial mortgage servicing rights	1,113	Discounted cash flow	Constant prepayment rate	3.9% - 9.8% (4.3%)
			Discount rate	7.8% - 10.1% (9.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(107)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	160.6% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(8)
Total Level 3 assets, net of liabilities (e)	$6,831
152    The PNC Financial Services Group, Inc. – 2022 Form 10-K

(Continued from previous page)

December 31, 2021

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$49	Discounted cash flow	Spread over the benchmark curve (b)	555bps - 15,990bps (9,996bps)
Residential mortgage-backed non-agency securities	1,097	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 30.7% (11.3%)
			Constant default rate	0.0% - 16.9% (4.6%)
			Loss severity	20.0% - 96.4% (47.6%)
			Spread over the benchmark curve (b)	163bps weighted-average
Asset-backed securities	163	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (11.1%)
			Constant default rate	1.4% - 20.0% (3.2%)
			Loss severity	8.0% - 100.0% (57.4%)
			Spread over the benchmark curve (b)	182bps weighted-average
Loans - Residential real estate - Uninsured	622	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (74.2%)
			Loss severity	0.0% - 100.0% (6.9%)
			Discount rate	4.8% - 6.8% (5.2%)
Loans - Residential real estate - Government insured	109	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	3.5% weighted-average
Loans - Home equity - First-lien	28	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (75.8%)
			Loss severity	0.0% - 98.4% (17.7%)
			Discount rate	4.8% - 6.8% (6.0%)
Loans - Home equity - Second-lien	125	Consensus pricing (c)	Credit and liquidity discount	0.5% - 100.0% (47.3%)
Equity investments	1,680	Multiple of adjusted earnings	Multiple of earnings	5.0x - 14.4x (8.8x)
Residential mortgage servicing rights	1,078	Discounted cash flow	Constant prepayment rate	0.0% - 41.0% (12.6%)
			Spread over the benchmark curve (b)	249bps - 2,218bps (857bps)
Commercial mortgage servicing rights	740	Discounted cash flow	Constant prepayment rate	5.0% - 15.5% (5.5%)
			Discount rate	5.4% - 8.0% (7.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(277)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	161.8% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	5
Total Level 3 assets, net of liabilities (e)	$5,419
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
(e)Consisted of total Level 3 assets of $7.3 billion and total Level 3 liabilities of $0.4 billion as of December 31, 2022 and $5.9 billion and $0.5 billion as of December 31, 2021, respectively.
Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 89.
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

Equity Investments
The majority of the amounts below for equity investments represent the carrying value of LIHTC investments held for sale calculated using a discounted cash flow model. The significant unobservable input is management’s estimate of required market rate of return.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  153

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
Long-Lived Assets
Long-lived assets consists of buildings for which valuation adjustments were recorded during the period. A facility classified as held for use is impaired to the extent its carrying value is not recoverable and exceeds fair value. Valuation adjustments on buildings held for sale are based on the fair value of the property less an estimated cost to sell and are recorded subsequent to the transfer of the asset to held for sale status. Fair value is determined either by a third-party appraisal, recent sales offer, changes in market or property conditions or, where we have agreed to sell the building to a third party, the contractual sales price. Impairment on these long-lived assets is recorded in Other noninterest expense on our Consolidated Income Statement.

Assets measured at fair value on a nonrecurring basis are as follows:
Table 89: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2022	2021	2022	2021	2020
Assets
Nonaccrual loans	$280	$348	$(287)	$(4)	$(111)
Equity investments	135		(1)
OREO and foreclosed assets	10	6			(2)
Long-lived assets	23	103	(15)	(45)	(27)
Total assets	$448	$457	$(303)	$(49)	$(140)
(a)All Level 3 for the periods presented, except for $42 million included in Equity investments which was categorized as Level 1 as of December 31, 2022.
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
Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain residential mortgage loans, for which income is also recorded in Loans interest income. Changes in the value on prepaid forward contracts included in Other assets is reported in Noninterest expense and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense.
Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:
154    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 90: Fair Value Option – Fair Value and Principal Balances

	December 31, 2022			December 31, 2021
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$609	$633	$(24)	$1,249	$1,219	$30
Accruing loans 90 days or more past due	5	5		6	6
Nonaccrual loans	40	49	(9)	47	57	(10)
Total	$654	$687	$(33)	$1,302	$1,282	$20
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$261	$256	$5	$575	$580	$(5)
Nonaccrual loans	15	44	(29)
Total	$276	$300	$(24)	$575	$580	$(5)
Loans
Accruing loans less than 90 days past due	$509	$521	$(12)	$487	$498	$(11)
Accruing loans 90 days or more past due	155	167	(12)	262	278	(16)
Nonaccrual loans	646	880	(234)	752	1,028	(276)
Total	$1,310	$1,568	$(258)	$1,501	$1,804	$(303)
Other assets	$80	$80		$105	$107	$(2)
Liabilities
Other borrowed funds	$31	$32	$(1)	$30	$30
Other liabilities	$196		$196
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2022 or December 31, 2021.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 91: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2022	2021	2020
Assets
Residential mortgage loans held for sale	$(80)	$152	$198
Commercial mortgage loans held for sale	$52	$115	$128
Loans	$42	$80	$44
Other assets	$(16)	$28	$(3)
Liabilities
Other liabilities	$(67)
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
Net Loans
Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. Nonaccrual loans are valued at their estimated recovery value. The carrying value of Net loans are presented net of the ALLL.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  155

Other Assets
The carrying value of Other assets, which include accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock, approximates fair value. The aggregate carrying value of our FHLB and FRB stock was $2.5 billion and $1.3 billion at December 31, 2022 and 2021, respectively.
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

156    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2022 and 2021 are as follows:

Table 92: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Cash and due from banks	$7,043	$7,043	$7,043
Interest-earning deposits with banks	27,320	27,320		$27,320
Securities held to maturity	95,183	90,279	30,748	59,377	$154
Net loans (excludes leases)	313,460	310,864			310,864
Other assets	6,022	6,022		6,020	2
Total assets	$449,028	$441,528	$37,791	$92,717	$311,020
Liabilities
Time deposits	$18,470	$18,298		$18,298
Borrowed funds	57,182	57,557		55,922	$1,635
Unfunded lending related commitments	694	694			694
Other liabilities	660	660		660
Total liabilities	$77,006	$77,209		$74,880	$2,329
December 31, 2021
Assets
Cash and due from banks	$8,004	$8,004	$8,004
Interest-earning deposits with banks	74,250	74,250		$74,250
Securities held to maturity	1,429	1,522	890	456	$176
Net loans (excludes leases)	275,874	280,498			280,498
Other assets	4,205	4,204		4,141	63
Total assets	$363,762	$368,478	$8,894	$78,847	$280,737
Liabilities
Time deposits	$17,366	$17,180		$17,180
Borrowed funds	30,011	30,616		28,936	$1,680
Unfunded lending related commitments	662	662			662
Other liabilities	449	449		449
Total liabilities	$48,488	$48,907		$46,565	$2,342

The aggregate fair values in Table 92 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 86),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•mortgage servicing rights (MSRs),
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trademarks and brand names,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  157

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

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:

Table 93: Total Gross Derivatives (a)

	December 31, 2022			December 31, 2021
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$24,231			$23,345
Cash flow hedges	40,310		$1	48,961	$15	$14
Foreign exchange contracts:
Net investment hedges	1,120	$24		1,113		24
Total derivatives designated for hedging	$65,661	$24	$1	$73,419	$15	$38
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$47,908	$7	$1	$35,623
Futures (f)	5,537			4,592
Mortgage-backed commitments	4,516	85	89	9,917	$55	$31
Other	18,017	90	14	12,225	46	12
Total interest rate contracts	75,978	182	104	62,357	101	43
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	354,150	1,597	5,397	297,711	3,335	1,520
Futures (f)	32			907
Mortgage-backed commitments	2,799	10	6	4,147	5	6
Other	29,071	334	321	25,718	125	72
Total interest rate contracts	386,052	1,941	5,724	328,483	3,465	1,598
Commodity contracts:
Swaps	5,792	1,003	1,067	8,840	1,150	1,161
Other	4,488	205	202	3,128	213	212
Total commodity contracts	10,280	1,208	1,269	11,968	1,363	1,373
Foreign exchange contracts and other	30,512	366	293	27,563	199	179
Total derivatives for customer-related activities	426,844	3,515	7,286	368,014	5,027	3,150
Derivatives used for other risk management activities:
Foreign exchange contracts and other	12,785	47	227	11,512	9	339
Total derivatives not designated for hedging	$515,607	$3,744	$7,617	$441,883	$5,137	$3,532
Total gross derivatives	$581,268	$3,768	$7,618	$515,302	$5,152	$3,570
Less: Impact of legally enforceable master netting agreements		1,523	1,523		928	928
Less: Cash collateral received/paid		714	1,571		604	1,657
Total derivatives		$1,531	$4,524		$3,620	$985
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

158    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

In the 12 months that follow December 31, 2022, we expect to reclassify net derivative losses of $1.4 billion pretax, or $1.1 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2022. As of December 31, 2022, the maximum length of time over which forecasted transactions are hedged is ten years.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  159

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 94: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2022
Total amounts on the Consolidated Income Statement	$11,795	$2,726	$1,155	$952
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(136)	$1,945
Derivatives		$143	$(1,976)
Amounts related to interest settlements on derivatives		$(2)	$120
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(259)	$(1)
Year ended December 31, 2021
Total amounts on the Consolidated Income Statement	$9,007	$1,834	$361	$1,199
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(5)	$937
Derivatives		$9	$(993)
Amounts related to interest settlements on derivatives		$(4)	$521
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$376	$57		$61
Year ended December 31, 2020
Total amounts on the Consolidated Income Statement	$8,927	$2,041	$718	$608
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$208	$(1,059)
Derivatives		$(202)	$959
Amounts related to interest settlements on derivatives		$(9)	$480
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$375	$40		$6
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 95: Hedged Items - Fair Value Hedges

	December 31, 2022		December 31, 2021
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,376	$(121)	$2,655	$23
Borrowed funds	$21,781	$(1,283)	$24,259	$663
(a)Includes less than $(0.1) billion and $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at December 31, 2022 and 2021, respectively.
(b)Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains on net investment hedge derivatives recognized in OCI were $119 million in 2022 and insignificant in both 2021 and 2020.
160    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Derivatives Not Designated As Hedging Instruments
Residential mortgage loans that will be sold in the secondary market, and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and commitments due to interest rate risk are hedged with forward contracts to sell mortgage-backed securities, as well as U.S. Treasury and Eurodollar futures and options. Gains and losses on the loans and commitments held for sale and the derivatives used to economically hedge them are included in Residential and commercial mortgage noninterest income on the Consolidated Income Statement.

Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps, options, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in Residential and commercial mortgage noninterest income.

Commercial mortgage loans held for sale and the related loan commitments, which are considered derivatives, are accounted for at fair value. Derivatives used to economically hedge these loans and commitments from changes in fair value due to interest rate risk include forward loan sale contracts and interest rate swaps. Gains and losses on the commitments, loans and derivatives are included in Residential and commercial mortgage noninterest income. Derivatives used to economically hedge the change in value of commercial mortgage servicing rights include interest rate futures, swaps and options. Gains or losses on these derivatives are included in Residential and commercial mortgage noninterest income.

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The following table presents the notional amount of risk participation agreements sold and maximum potential exposures at December 31, 2022 and 2021.
Table 96: Risk Participation Agreements

	Year ended December 31
In billions	2022	2021
Risk participation agreements:
Sold - notional amount	$8.0	$8.0
Maximum potential amount of exposure (a)	$0.1	$0.3
(a)Based on the fair value of the underlying swaps assuming all underlying third party customers referenced in the swap contracts defaulted.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  161

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 97: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2022	2021	2020
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(671)	$(78)	$792
Derivatives used for customer-related activities:
Interest rate contracts	220	149	210
Foreign exchange contracts and other	111	135	156
Gains from customer-related activities (b)	331	284	366
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	255	(30)	(338)
Total gains (losses) from derivatives not designated as hedging instruments	$(85)	$176	$820
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.

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

Table 98 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at December 31, 2022 and 2021. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 98 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.
162    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 98: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	2,100	$974	$630	496		$34	462
Commodity contracts	1,208	335	2	871			871
Foreign exchange and other contracts	437	214	82	141			141
Total derivative assets	$3,768	$1,523	$714	$1,531	(a)	$34	$1,497
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	5,801	$625	$1,041	4,135		$78	4,057
Commodity contracts	1,269	679	520	70		4	66
Foreign exchange and other contracts	520	219	10	291			291
Total derivative liabilities	$7,618	$1,523	$1,571	$4,524	(b)	$82	$4,442
December 31, 2021
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$20			$20			$20
Over-the-counter	3,561	$533	$593	2,435		$300	2,135
Commodity contracts	1,363	299	1	1,063			1,063
Foreign exchange and other contracts	208	96	10	102			102
Total derivative assets	$5,152	$928	$604	$3,620	(a)	$300	$3,320
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	1,643	$569	$776	298			298
Commodity contracts	1,373	291	784	298			298
Foreign exchange and other contracts	542	68	97	377			377
Total derivative liabilities	$3,570	$928	$1,657	$985	(b)		$985
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

At December 31, 2022, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.5 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  163

instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2022 and 2021.
Table 99: Credit-Risk Contingent Features

	Year ended December 31
In billions	2022	2021
Net derivative liabilities with credit-risk contingent features	$5.8	$2.4
Collateral posted	1.7	1.8
Maximum additional amount of collateral exposure	$4.1	$0.6

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

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC, and participant contributions in the case of the postretirement benefit plans, cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy. PNC has established a VEBA to partially fund postretirement medical and life insurance benefit obligations.
We use a measurement date of December 31 for plan assets and benefit obligations.
A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans as well as the change in plan assets for the qualified pension and postretirement benefit plans follows:
164    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 100: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2022	2021	2022	2021	2022	2021
Accumulated benefit obligation at December 31	$4,517	$5,370	$219	$272
Projected benefit obligation at January 1	$5,423	$5,174	$280	$263	$326	$337
Service cost	142	133	3	4	4	4
Interest cost	156	139	7	6	9	8
Amendments		(4)
Actuarial (gains)/losses and changes in assumptions (a)	(833)	(88)	(44)	(4)	(57)	(11)
Participant contributions					2	3
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(345)	(320)	(24)	(21)	(25)	(25)
Projected benefit obligation from BBVA acquisition		389		32		9
Projected benefit obligation at December 31	$4,543	$5,423	$222	$280	$260	$326
Fair value of plan assets at January 1	$6,788	$6,073			$263	$262
Actual return on plan assets	(1,043)	670			(21)	2
Employer contribution			$24	$21	22	20
Participant contributions					2	3
Federal Medicare subsidy on benefits paid					1	1
Benefits paid	(345)	(320)	(24)	(21)	(25)	(25)
Fair value of plan assets from BBVA acquisition		365
Fair value of plan assets at December 31	$5,400	$6,788			$242	$263
Funded status	$857	$1,365	$(222)	$(280)	$(18)	$(63)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$857	$1,365			$10
Current liability			$(24)	$(25)	(3)	$(2)
Noncurrent liability			(198)	(255)	(25)	(61)
Net amount recognized on the consolidated balance sheet	$857	$1,365	$(222)	$(280)	$(18)	$(63)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$14	$17			$1	$1
Net actuarial loss (gain)	322	(186)	$31	$80	(32)	(2)
Amount of loss (gain) recognized in AOCI	$336	$(169)	$31	$80	$(31)	$(1)
(a)The actuarial (gains)/losses and changes in assumptions in 2022 and 2021 were primarily related to a change in the discount rate used to measure the projected benefit obligation.
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  165

The asset strategy allocations for the Plan at the end of 2022 and 2021, and the target allocation range at the end of 2022, by asset category, are as follows.
Table 101: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2022	2021
Asset Category
Domestic Equity	15 – 40%	21%	20%
International Equity	10 – 25%	17%	17%
Private Equity	0 – 15%	11%	12%
Total Equity	30 – 70%	49%	49%
Domestic Fixed Income	10 – 40%	30%	28%
High Yield Fixed Income	0 – 25%	9%	7%
Total Fixed Income	10 – 65%	39%	35%
Real estate	0 – 10%	6%	5%
Other	0 – 20%	6%	11%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2022 for equity securities, fixed income securities, real estate and all other assets are 63%, 24%, 6% and 7%, respectively.
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

166    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Fair Value Measurements
As further described in Note 15 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2022 and 2021 follows:
Table 102: Pension Plan Valuation Methodologies

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

Mutual funds	• Valued based on third-party pricing of the fund that is not actively traded.
Other investments Derivative financial instruments Group annuity contracts Preferred stock
• Derivative financial instruments - recorded at estimated fair value as determined by third-party appraisals and pricing models.
• Group annuity contracts - measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer.
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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2022 and 2021.
Table 103: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest bearing cash	$51			$51		$11		$11
Money market funds	333			333	$725			725
U.S. government and agency securities	454	$136		590	583	124		707
Corporate debt		699	$2	701		962	$4	966
Common stock	605			605	739		1	740
Mutual funds		150		150		278		278
Other	1	1		2		148		148
Investments measured at NAV (a)				2,968				3,213
Total	$1,444	$986	$2	$5,400	$2,047	$1,523	$5	$6,788
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  167

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 104: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2023 employer contributions		$25	$23
Estimated future benefit payments
2023	$326	$25	$23
2024	$336	$24	$24
2025	$353	$24	$23
2026	$356	$23	$23
2027	$337	$22	$23
2028-2032	$1,691	$96	$106

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2023 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost/(income) and other amounts recognized in OCI were as follows:

Table 105: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net periodic cost consists of:
Service cost	$142	$133	$122	$3	$4	$3	$4	$4	$4
Interest cost	156	139	160	7	6	8	9	8	11
Expected return on plan assets	(298)	(273)	(302)				(6)	(6)	(6)
Amortization of prior service cost/(credit)	3	4	4
Amortization of actuarial (gain)/loss				5	6	5
Net periodic cost (benefit)	$3	$3	$(16)	$15	$16	$16	$7	$6	$9
Other changes in plan assets and benefit obligations recognized in OCI:
Current year prior service cost/(credit)		(4)
Amortization of prior service (cost)/credit	(3)	(4)	(4)
Current year actuarial loss/(gain)	508	(485)	(112)	(44)	(4)	17	(30)	(7)	3
Amortization of actuarial gain/(loss)				(5)	(6)	(5)
Total recognized in OCI	$505	$(493)	$(116)	$(49)	$(10)	$12	$(30)	$(7)	$3
Total amounts recognized in net periodic cost and OCI	$508	$(490)	$(132)	$(34)	$6	$28	$(23)	$(1)	$12
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

168    The PNC Financial Services Group, Inc. – 2022 Form 10-K

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 105 were as follows:
Table 106: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2022	2021	2020
Discount rate (a)
Qualified pension	2.90%	2.60%	3.30%
Nonqualified pension	2.65%	2.15%	3.05%
Postretirement benefits	2.80%	2.40%	3.20%
Rate of compensation increase (average) (b)	4.25%	4.25%	4.25%
Interest crediting rate (average)
Qualified Pension	3.70%	3.70%	3.85%
Nonqualified pension	4.00%	4.00%	4.15%
Postretirement benefits	1.65%	1.30%	2.05%
Assumed health care cost trend rate (c)
Initial trend	6.00%	6.00%	6.25%
Ultimate trend	4.50%	5.00%	5.00%
Year ultimate trend reached	2028	2025	2025
Expected long-term return on plan assets (b) (d)	4.50%	4.40%	5.50%
(a)The 2021 discount rate for each plan is a blended rate that is inclusive of the BBVA plans acquired during the year.
(b)Rate disclosed is for the qualified pension plan.
(c)Rate is applicable only to the postretirement benefit plans.
(d)The 2021 rate is a blended rate that is inclusive of the BBVA plan assets acquired during the year.

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 107: Other Pension Assumptions

Year ended December 31	2022	2021
Discount rate
Qualified pension	5.55%	2.90%
Nonqualified pension	5.45%	2.65%
Postretirement benefits	5.50%	2.80%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.65%	3.70%
Nonqualified pension	4.80%	4.00%
Postretirement benefits	4.30%	1.65%
Assumed health care cost trend rate (b)
Initial trend	6.00%	6.00%
Ultimate trend	4.50%	4.50%
Year ultimate trend reached	2029	2025

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

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2022 and to be recognized in 2023 for each of the qualified pension, nonqualified pension and postretirement benefit plans.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  169

long-term return on plan assets for determining net periodic pension cost for 2022 was 4.50%. We are increasing our expected long-term return on assets to 6.20% for determining pension cost for 2023. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $175 million in 2022, $168 million in 2021 and $147 million in 2020, representing cash contributed to the ISP by PNC.
The ISP is a 401(k) Plan and includes an employee stock ownership feature. Employee contributions are invested in a number of investment options, including pre-mixed portfolios and individual core funds, available under the ISP at the direction of the employee.
NOTE 18 STOCK BASED COMPENSATION PLANS
We have long-term incentive award plans (Incentive Plans) that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, restricted share units, other share-based awards and dollar-denominated awards to executives and, other than incentive stock options, to non-employee directors. Certain Incentive Plan awards may be paid in stock, cash or a combination of stock and cash. We typically grant a substantial portion of our stock-based compensation awards during the first quarter of each year.

Performance Share Unit Awards and Restricted Share Unit Awards
PNC grants share unit awards that are based on performance, service and certain metrics tied to market conditions. The fair value of nonvested performance share unit awards and restricted share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant with a reduction for estimated forfeitures. Fair value is determined based on a Monte Carlo model, with subsequent remeasurement based on the achievement of one or more performance goals. Additionally, certain performance share unit awards could require subsequent adjustment due to certain discretionary risk review triggers.

The weighted-average grant date fair value of performance share unit awards and restricted share unit awards granted in 2022, 2021 and 2020 was $198.28, $161.04 and $150.23 per share, respectively. The total intrinsic value of performance share unit awards and restricted share unit awards vested during 2022, 2021 and 2020 was approximately $322 million, $207 million and $213 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested performance share unit and restricted share unit awards follows:
Table 108: Nonvested Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Performance Share Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2021	599	$133.59	3,582	$142.94
Granted (a) (b)	332	$173.25	1,214	$205.11
Vested/Released (a)	(246)	$110.14	(1,328)	$122.88
Forfeitures			(120)	$172.63
December 31, 2022	685	$161.20	3,348	$172.40
(a)Includes adjustments for achieving specific performance goals for performance share unit awards granted in prior periods.
(b)Includes 170 performance share units with market conditions.
In Table 108, the units and related weighted-average grant date fair value of the performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

170    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 19 INCOME TAXES
The components of income tax expense from continuing operations are as follows:

Table 109: Components of Income Tax Expense

Year ended December 31 In millions	2022	2021	2020
Current
Federal	$782	$894	$669
State	227	191	158
Total current	$1,009	$1,085	$827
Deferred
Federal	307	123	(373)
State	44	55	(28)
Total deferred	$351	$178	$(401)
Total	$1,360	$1,263	$426

Significant components of deferred tax assets and liabilities are as follows:

Table 110: Deferred Tax Assets and Liabilities

December 31 – in millions	2022	2021
Deferred tax assets
Net unrealized losses on securities and financial instruments	$3,107
Allowance for loan and lease losses	1,152	$1,170
Lease obligations	548	563
Compensation and benefits	369	290
Allowance for unfunded lending related commitments	170	161
Loss and credit carryforward	98	140
Accrued expenses	78	151
Other	252	311
Total gross deferred tax assets	5,774	2,786
Valuation allowance	(27)	(33)
Total deferred tax assets	5,747	2,753
Deferred tax liabilities
Leasing	1,034	1,023
Fixed assets	589	704
Right of Use Assets	472	488
Mortgage servicing rights	325	89
Goodwill and intangibles	270	278
Net unrealized gains on securities and financial instruments		120
Other	405	254
Total deferred tax liabilities	3,095	2,956
Net deferred tax asset (liability)	$2,652	$(203)

The PNC Financial Services Group, Inc. – 2022 Form 10-K  171

A reconciliation between the statutory and effective tax rates from continuing operations follows:
Table 111: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	2.7	2.6	2.0
Tax-exempt interest	(1.2)	(0.9)	(1.7)
Life insurance	(0.8)	(0.8)	(1.6)
Tax credits	(3.2)	(4.4)	(6.0)
Unrecognized tax benefits	0.1	0.3	(1.6)
Subsidiary liquidation			(1.2)
Other	(0.4)	0.3	1.5
Effective tax rate	18.2%	18.1%	12.4%

The net operating loss carryforwards at December 31, 2022 and 2021 follow:
Table 112: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2022	December 31, 2021	Expiration
Net Operating Loss Carryforwards:
Federal	$45	$166	2030-2032
State	$698	$872	2023-2039

The majority of the tax credit carryforwards expire in 2023-2040 and were $45 million at December 31, 2022 and $51 million at December 31, 2021. Some federal and state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes. However, we have recorded an insignificant valuation allowance against our carryforwards for state tax purposes as of December 31, 2022.

Retained earnings included $0.1 billion at both December 31, 2022 and 2021 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 113: Change in Unrecognized Tax Benefits

In millions	2022	2021	2020
Balance of gross unrecognized tax benefits at January 1	$275	$265	$130
Increases:
Positions taken during a current period			265
Acquired unrecognized tax benefits		8
Positions taken during a prior period	46	7
Decreases:
Positions taken during a prior period		(2)
Settlements with taxing authorities	(3)	(3)	(130)
Balance of gross unrecognized tax benefits at December 31	$318	$275	$265
Favorable impact if recognized	$258	$217	$209

172    The PNC Financial Services Group, Inc. – 2022 Form 10-K

We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 114 summarizes the status of significant IRS examinations.

Table 114: IRS Tax Examination Status

	Year(s)		Status at December 31, 2022
	PNC Financial Services Group, Inc.	BBVA USA Bancshares, Inc.
Federal	2020-2021	2018	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2014. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2022.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2022 and 2021, the amount of gross interest and penalties was insignificant. At December 31, 2022 and 2021, the related amounts of accrued interest and penalties were also insignificant.

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
On March 27, 2020, the regulatory agencies issued an interim final rule permitting banking organizations to delay the estimated impact on regulatory capital stemming from implementing the CECL standard. PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024.
At December 31, 2022 and 2021, PNC and PNC Bank, our domestic banking subsidiary, were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  173

The following table sets forth the Basel III regulatory capital ratios at December 31, 2022 and 2021, for PNC and PNC Bank:
Table 115: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2022	2021	2022	2021	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$39,685	$40,066	9.1%	10.3%	N/A
PNC Bank	$43,658	$42,024	10.2%	11.1%	6.5%
Tier 1
PNC	$45,431	$45,075	10.4%	11.6%	6.0%
PNC Bank	$43,658	$42,024	10.2%	11.1%	8.0%
Total
PNC	$53,440	$52,451	12.3%	13.5%	10.0%
PNC Bank	$50,666	$49,083	11.8%	12.9%	10.0%
Leverage
PNC	$45,431	$45,075	8.2%	8.2%	N/A
PNC Bank	$43,658	$42,024	8.0%	7.8%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2022 and 2021.
The principal source of parent company cash flow is the dividends it receives from PNC Bank, which may be impacted by the following:
•Capital needs,
•Laws and regulations,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $3.5 billion at December 31, 2022.

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

The Federal Reserve is authorized to establish reserve requirements for certain types of deposits and other liabilities of depository institutions. Effective March 26, 2020, the reserve requirement ratios were reduced to zero. At December 31, 2022, the balance outstanding at the Federal Reserve Bank was $26.9 billion. This amount is included in Interest-earning deposits with banks on our Consolidated Balance Sheet.
NOTE 21 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 21). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2022, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As
174    The PNC Financial Services Group, Inc. – 2022 Form 10-K

new information is obtained, we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Interchange Litigation
Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, Mastercard®, and several major financial institutions, including cases naming National City (since merged into The PNC Financial Services Group, Inc.) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank, which, in turn, was merged into PNC Bank). The plaintiffs in these cases are merchants operating commercial businesses throughout the U.S., as well as trade associations. Some of these cases (including those naming National City entities) were brought as class actions on behalf of all persons or business entities that have accepted Visa or Mastercard. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720- MKB-JO).

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  175

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

This amended settlement agreement is subject to court approval. Following preliminary approval in January 2019, and after class notice, the submission of opt-outs, and the filing of objections, the district court granted final approval of the settlement in December 2019. Several objectors have appealed the district court’s order granting final approval to the U.S. Court of Appeals for the Second Circuit. Oral argument of this appeal was held on March 16, 2022. Some merchants that opted out from the settlement have brought lawsuits against Visa and Mastercard and one or more of the issuing banks. Resolution by Visa of claims by merchants that opted out of the settlement, including those that file lawsuits, have been or will be paid from the Visa litigation escrow account.

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

USAA Patent Infringement Litigation
In September 2020, a lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319)) was filed in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (“the first Texas case”). The plaintiff amended its complaint in December 2020. As amended, the complaint alleges that PNC’s mobile remote deposit capture systems infringe on four patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing
176    The PNC Financial Services Group, Inc. – 2022 Form 10-K

each of the patents, damages for willful infringement, and attorneys’ fees. In December 2020, we filed a motion to dismiss the amended complaint, and in January 2021, we filed a motion to transfer the lawsuit to the United States District Court for the Western District of Pennsylvania. In February 2021, we answered the amended complaint and asserted counterclaims alleging that the plaintiff infringed four patents owned by PNC Bank, as well as for a declaratory judgment that PNC Bank does not infringe certain patents asserted by the plaintiff. In March 2021, the plaintiff filed a motion to dismiss two of the patent infringement counterclaims, as well as to sever the patent infringement counterclaims for trial. In June 2021, the plaintiff filed an answer to PNC’s counterclaims and asserted a counterclaim in reply seeking a declaratory judgment that two of the asserted PNC patents are unenforceable due to inequitable conduct and unclean hands in prosecution of the patents. In September 2021, the court denied our motion to dismiss and our motion to transfer the case. In November 2021, the court denied the plaintiff’s motion to dismiss two of the patent infringement counterclaims. Also in November 2021, the court issued a memorandum opinion and order construing certain claim terms of the patents in suit. In February 2022, the magistrate judge granted the plaintiff’s motion to sever the patent infringement counterclaims for trial. In March 2022, the court overruled PNC’s objections to and adopted the magistrate judge’s ruling on the motion to sever.

In December 2020, we filed a lawsuit (PNC Bank, N.A. v. United Services Automobile Association (Case No. 2:20-cv-1886)) in the United States District Court for the Western District of Pennsylvania against USAA seeking declaratory judgment of non-infringement as to two of the patents at issue in the first Texas case and awarding PNC its fees and costs. In January 2021, USAA filed a motion to dismiss or transfer PNC Bank’s declaratory judgment complaint. In June 2021, the court stayed this case pending a decision on the motion to transfer filed by PNC Bank in the first Texas case. The United States District Court for the Eastern District of Texas denied PNC Bank’s motion to transfer in the first Texas case in September 2021. This case presently remains stayed and administratively closed.

In March 2021, USAA filed a second lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement. The complaint alleges that PNC’s mobile remote deposit capture systems infringe two patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In April 2021, we moved to consolidate this action with the first Texas case, and we filed motions to dismiss and transfer this action. In July 2021, this action was consolidated with the first Texas case (together, “the first consolidated cases”). In September 2021, the court denied our motion to dismiss and our motion to transfer for the same reasons set forth in its September 2021 orders in the first Texas case. In November 2021, the court issued a memorandum opinion and order construing certain claim terms of the patents in suit. In May 2022, following a jury trial in the first consolidated cases, a jury found against PNC for willful infringement of at least one of the plaintiff’s asserted patent claims and awarded approximately $218 million. In July 2022, the parties submitted briefs on PNC’s remaining equitable defenses. In August 2022, the court denied our request for relief, entered final judgment, declined to award enhanced damages for willfulness, and awarded USAA pre-judgment and applicable post-judgment interest. In September 2022, PNC filed its post-trial motions for judgment as a matter of law and for a new trial.

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (“the third Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three additional patents owned by the plaintiff. The plaintiff seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In July 2021, we filed motions to dismiss and transfer this action; the court denied these motions in January 2022. In March 2022, the court issued a memorandum opinion and order construing certain claim terms of the patents in suit. In June 2022, the court opened a new case for PNC’s patent infringement counterclaims (originally asserted in the first Texas case) (“the fourth Texas case”) and consolidated the fourth Texas case into the third Texas case (together, “the second consolidated cases”). In September 2022, following a jury trial in the second consolidated cases, a jury found against PNC for infringement of at least one of the two asserted patents and awarded $4.3 million, and determined that PNC did not willfully infringe the patents. The jury further found that USAA did not infringe any of PNC’s asserted patents. On January 23, 2023, USAA filed a motion for a new trial regarding damages in the second consolidated cases.

In August 2021, USAA filed a lawsuit (United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311)) in the United States District Court for the Eastern District of Texas against BBVA USA for patent infringement (“the BBVA USA Texas case”). The complaint alleges that BBVA USA’s remote deposit capture systems infringe the same six USAA patents at issue in the first consolidated cases. The plaintiff seeks, among other things, a judgment that BBVA USA is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In October 2021, BBVA USA was merged into PNC Bank. Also in October 2021, we answered the complaint and asserted counterclaims for a declaratory judgment that the asserted patents are invalid and not infringed. In March 2022, the court entered the parties’ stipulation to, among other things, proceed under the constructions set forth in the first consolidated cases. In June 2022, the court entered a stipulation proposed by the parties, stayed all deadlines, and administratively closed the matter.

In January 2022, the Patent Trial and Appeal Board granted institution of inter partes review (“IPR”) with respect to petitions filed by PNC for three of the six patents then at issue in the first consolidated cases and in the BBVA USA Texas case. The Patent Trial and
The PNC Financial Services Group, Inc. – 2022 Form 10-K  177

Appeal Board denied institution of an IPR with respect to PNC’s petitions for three of the six patents then at issue in the first consolidated cases and in the BBVA USA Texas case. Oral argument for the IPR proceedings at the Patent Trial and Appeal Board occurred on October 25 and 26, 2022. Because of USAA’s case narrowing in the first consolidated cases, only one of these three patents being reviewed was presented to the jury in the first consolidated cases. On January 19, 2023, with respect to two of the three patents in which an IPR was instituted, the Patent Trial and Appeal Board entered its Final Written Decision. It found each of the challenged claims in these two patents to be unpatentable. One of these patents was presented to the jury in the first consolidated cases. On January 20, 2023, with respect to the third patent in which an IPR was instituted, the Patent Trial and Appeal Board entered its Final Written Decision. It found that all the challenged claims in this third patent were unpatentable. On January 27, 2023, based on the Patent Trial and Appeal Board’s finding that the asserted claims of one of the patents presented to the jury in the first consolidated cases were unpatentable, PNC filed a motion seeking leave to file a supplemental brief in support of a motion for a new trial as well as its brief in support for a new trial in the first consolidated cases. On February 1, 2023, the court granted PNC’s motion for leave to file a supplemental brief in support for a new trial and accepted PNC’s brief for a new trial.

In May and June 2022, the Patent Trial and Appeal Board granted institution of IPR with respect to petitions filed by PNC for two of the three patents then at issue in the third Texas case. The Patent Trial and Appeal Board denied institution of an IPR with respect to PNC’s petitions for one of the three patents then at issue in the third Texas case. Oral argument for the first of the two IPR proceedings at the Patent Trial and Appeal Board occurred on February 9 and oral argument for the second is presently scheduled for March 13, 2023. Because of USAA’s case narrowing in the third Texas case, only one of these two patents being reviewed was presented to the jury in the third Texas case.

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
178    The PNC Financial Services Group, Inc. – 2022 Form 10-K

NOTE 22 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 116: Parent Company - Income Statement

Year ended December 31 In millions	2022	2021	2020
Operating Revenue
Dividends from continuing operations:
Bank subsidiaries and bank holding company	$3,925	$3,980	$13,701
Non-bank subsidiaries	280	424	345
Interest income	104	15	38
Noninterest income (loss)	(37)	41	37
Total operating revenue	4,272	4,460	14,121
Operating Expense
Interest expense	326	129	179
Other expense	136	245	91
Total operating expense	462	374	270
Income before income taxes and equity in undistributed net income of subsidiaries	3,810	4,086	13,851
Equity in undistributed net income of subsidiaries from continuing operations:
Bank subsidiaries and bank holding company	1,848	1,085	(12,009)
Non-bank subsidiaries	455	543	(86)
Income from continuing operations before taxes	6,113	5,714	1,756
Income tax expense (benefit) from continuing operations	72	41	(1,206)
Net income from continuing operations	6,041	5,673	2,962
Dividends from discontinued operations:
Bank subsidiaries and bank holding company			126
Equity in undistributed net income of subsidiaries from discontinued operations:
Bank subsidiaries and bank holding company			5,651
Income from discontinued operations before taxes			5,777
Income taxes from discontinued operations			1,222
Net income from discontinued operations			4,555
Net income	$6,041	$5,673	$7,517
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	1	11	1
Other comprehensive income	1	11	1
Comprehensive income	$6,042	$5,684	$7,518

The PNC Financial Services Group, Inc. – 2022 Form 10-K  179

Table 117: Parent Company - Balance Sheet

December 31 – in millions	2022	2021
Assets
Cash held at banking subsidiary	$4,654	$5,367
Restricted deposits with banking subsidiary	175	175
Investments in:
Bank subsidiaries and bank holding company	48,867	56,596
Non-bank subsidiaries	3,170	2,693
Loans with affiliates	1,484	1,179
Other assets	2,057	1,999
Total assets	$60,407	$68,009
Liabilities
Subordinated debt (a)	$1,728	$982
Senior debt (a)	11,379	10,362
Other borrowed funds from affiliates		343
Accrued expenses and other liabilities	1,526	627
Total liabilities	14,633	12,314
Equity
Shareholders’ equity	45,774	55,695
Total liabilities and equity	$60,407	$68,009
(a)See Note 10 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
Table 118: Parent Company - Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds/ (Payments)
2022	$314	$(255)
2021	$307	$386
2020	$335	$29

180    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 119: Parent Company - Statement of Cash Flows

Year ended December 31 – in millions	2022	2021	2020
Operating Activities
Net income	$6,041	$5,673	$7,517
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(2,303)	(1,628)
Return on investment in subsidiaries			6,444
Other	95	(248)	237
Net cash provided (used) by operating activities	$3,833	$3,797	$14,198
Investing Activities
Proceeds from available for sale securities		$300
Net change in loans and securities from affiliates	$(531)	(1,188)	$(2,808)
Net change in nonrestricted interest-earning deposits			7,024
Net cash paid for acquisition		(11,358)
Other	(84)	(5)
Net cash provided (used) by investing activities	$(615)	$(12,251)	$4,216
Financing Activities
Net change in other borrowed funds from affiliates	$(1,138)	$(435)	$473
Proceeds from long-term borrowings	4,335	1,692	1,986
Repayments of long-term borrowings	(1,500)	(500)	(1,750)
Preferred stock issuances	2,225	1,484
Preferred stock redemptions	(1,500)		(480)
Common and treasury stock issuances	68	66	65
Acquisition of treasury stock	(3,731)	(1,079)	(1,624)
Preferred stock cash dividends paid	(301)	(233)	(229)
Common stock cash dividends paid	(2,389)	(2,056)	(1,979)
Net cash provided (used) by financing activities	$(3,931)	$(1,061)	$(3,538)
Net Increase (Decrease) In Cash And Due From Banks	$(713)	$(9,515)	$14,876
Net Cash Provided By Discontinued Operations			11,542
Net Cash Activity From Continuing Operations	(713)	(9,515)	3,334
Cash and restricted deposits held at banking subsidiary at beginning of year	5,542	15,057	181
Cash and restricted deposits held at banking subsidiary at end of year	$4,829	$5,542	$15,057

The PNC Financial Services Group, Inc. – 2022 Form 10-K  181

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

During the second quarter of 2020, we divested our entire 22.4% investment in BlackRock, which had previously been reported as a separate business segment. See Note 2 Acquisition and Divestiture Activity for additional information on the sale and details on our results and cash flow for 2020.

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 120. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

Financial results are presented, to the extent practicable, as if each business operated on a standalone basis. Additionally, we have aggregated the results for corporate support functions within “Other” for financial reporting purposes.

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
182    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 120: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2022
Income Statement
Net interest income	$7,540	$5,179	$608	$(313)	$13,014
Noninterest income	2,967	3,621	936	582	8,106
Total revenue	10,507	8,800	1,544	269	21,120
Provision for (recapture of) credit losses	259	198	28	(8)	477
Depreciation and amortization	310	213	29	587	1,139
Other noninterest expense	7,288	3,438	1,057	248	12,031
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	2,650	4,951	430	(558)	7,473
Income taxes (benefit) from continuing operations	621	1,064	100	(425)	1,360
Net income (loss) from continuing operations	2,029	3,887	330	(133)	6,113
Less: Net income attributable to noncontrolling interests	55	17			72
Net income (loss) from continuing operations excluding noncontrolling interests	$1,974	$3,870	$330	$(133)	$6,041
Average Assets	$113,829	$219,941	$14,505	$202,377	$550,652
2021
Income Statement
Net interest income	$6,206	$4,526	$476	$(561)	$10,647
Noninterest income	2,796	3,783	987	998	8,564
Total revenue	9,002	8,309	1,463	437	19,211
Provision for (recapture of) credit losses	(101)	(646)	(7)	(25)	(779)
Depreciation and amortization	293	208	23	542	1,066
Other noninterest expense	6,623	3,271	918	1,124	11,936
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	2,187	5,476	529	(1,204)	6,988
Income taxes (benefit) from continuing operations	508	1,138	123	(506)	1,263
Net income (loss) from continuing operations	1,679	4,338	406	(698)	5,725
Less: Net income attributable to noncontrolling interests	31	14		6	51
Net income (loss) from continuing operations excluding noncontrolling interests	$1,648	$4,324	$406	$(704)	$5,674
Average Assets	$106,331	$188,470	$11,677	$216,688	$523,166
2020
Income Statement
Net interest income	$5,609	$3,999	$357	$(19)	$9,946
Noninterest income	2,519	3,062	854	520	6,955
Total revenue	8,128	7,061	1,211	501	16,901
Provision for (recapture of) credit losses	968	2,088	21	98	3,175
Depreciation and amortization	251	197	45	490	983
Other noninterest expense	5,768	2,659	813	74	9,314
Income (loss) from continuing operations before income taxes (benefit) and noncontrolling interests	1,141	2,117	332	(161)	3,429
Income taxes (benefit) from continuing operations	266	433	77	(350)	426
Net income from continuing operations	875	1,684	255	189	3,003
Less: Net income attributable to noncontrolling interests	31	10			41
Net income from continuing operations excluding noncontrolling interests	$844	$1,674	$255	$189	$2,962
Average Assets	$97,643	$183,189	$8,186	$160,277	$449,295
(a)There were no material intersegment revenues for 2022, 2021 and 2020.

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
The PNC Financial Services Group, Inc. – 2022 Form 10-K  183

loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management, capital markets and advisory products and services to mid-sized and large corporations and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two operating units:
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
Effective for the first quarter of 2022, PNC updated the presentation of its noninterest income categorization to be based on product and service type, and accordingly, has changed the basis of presentation of its noninterest income revenue streams to: (i) Asset management and brokerage, (ii) Capital markets related, (iii) Card and cash management, (iv) Lending and deposit services, (v) Residential and commercial mortgage and (vi) Other noninterest income. Additionally, in the fourth quarter of 2022, PNC updated the name of the noninterest income line item “Capital markets related” to “Capital markets and advisory.” This update did not impact the components of the category. All periods presented herein reflect these changes. For a description of each updated noninterest income revenue stream, see Note 1 Accounting Policies.
Table 121 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. A description of the fee-based revenue and how it is recognized for each segment’s principal products and services follows this Table 121.

184    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Table 121: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2022
Asset management and brokerage
Asset management fees			$908
Brokerage fees	$528		8
Total asset management and brokerage	528		916
Card and cash management
Treasury management fees	40	$1,284
Debit card fees	684
Net credit card fees (a)	237
Merchant services	186	66
Other	97
Total card and cash management	1,244	1,350
Lending and deposit services
Deposit account fees	583
Other	67	33
Total lending and deposit services	650	33
Residential and commercial mortgage (b)		140
Capital markets and advisory		790
Other		59
Total in-scope noninterest income	2,422	2,372	916
Out-of-scope noninterest income (c)	545	1,249	20
Noninterest income by business segment	$2,967	$3,621	$936
Reconciliation to consolidated noninterest income	For the year ended December 31, 2022
Total in-scope business segment noninterest income			$5,710
Out-of-scope business segment noninterest income (c)			1,814
Noninterest income from other segments			582
Noninterest income as shown on the Consolidated Income Statement			$8,106

The PNC Financial Services Group, Inc. – 2022 Form 10-K  185

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2021
Asset management and brokerage
Asset management fees			$964
Brokerage fees	$464		9
Total asset management and brokerage	464		973
Card and cash management
Treasury management fees	46	$1,097
Debit card fees	665
Net credit card fees (a)	221
Merchant services	174	62
Other	115
Total card and cash management	1,221	1,159
Lending and deposit services
Deposit account fees	542
Other	58	40
Total lending and deposit services	600	40
Residential and commercial mortgage (b)		141
Capital markets and advisory		1,110
Other		50
Total in-scope noninterest income	2,285	2,500	973
Out-of-scope noninterest income (c)	511	1,283	14
Noninterest income by business segment	$2,796	$3,783	$987
Reconciliation to consolidated noninterest income	For the year ended December 31, 2021
Total in-scope business segment noninterest income			$5,758
Out-of-scope business segment noninterest income (c)			1,808
Noninterest income from other segments			998
Noninterest income as shown on the Consolidated Income Statement			$8,564

186    The PNC Financial Services Group, Inc. – 2022 Form 10-K

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2020
Asset management and brokerage
Asset management fees			$836
Brokerage fees	$367
Total asset management and brokerage	367		836
Card and cash management
Treasury management fees	33	$863
Debit card fees	522
Net credit card fees (a)	179
Merchant services	154	34
Other	105
Total card and cash management	993	897
Lending and deposit services
Deposit account fees	497
Other	53	42
Total lending and deposit services	550	42
Residential and commercial mortgage (b)		111
Capital markets and advisory		759
Other		41
Total in-scope noninterest income	1,910	1,850	836
Out-of-scope noninterest income (c)	609	1,212	18
Noninterest income by business segment	$2,519	$3,062	$854
Reconciliation to consolidated noninterest income	For the year ended December 31, 2020
Total in-scope business segment noninterest income			$4,596
Out-of-scope business segment noninterest income (c)			1,839
Noninterest income from other segments			520
Noninterest income as shown on the Consolidated Income Statement			$6,955
(a)Net credit card fees consists of interchange fees of $662 million, $582 million and $469 million and credit card reward costs of $425 million, $361 million and $290 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

Retail Banking

Brokerage Fees
Retail Banking earns fee revenue by providing its customers a wide range of investment options through its brokerage services including mutual funds, annuities, stocks, bonds, long-term care and insurance products and managed accounts. We earn fee revenue for transaction-based brokerage services, such as the execution of market trades once the transaction has been completed as of the trade date. In other cases, such as investment management services, we earn fee revenue over the term of the customer contract.

Treasury Management Fees
Retail Banking earns fee revenue by providing customers with receivables and payables management services, funds transfer services, and access to online/mobile information management and reporting services. Treasury management fees are primarily recognized over time as we perform these services.

Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented in Table 121 net of credit card reward costs, which are earned by customers when they make purchases.

Merchant Services
Retail Banking earns fee revenue for debit and credit card processing services and products. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant’s customers make purchases.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  187

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
Merchant Services
Corporate & Institutional Banking earns fee revenue for debit and credit card processing services and products. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant’s customers make purchases.
Commercial Mortgage
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
Capital Markets and Advisory
Capital markets and advisory fees include securities underwriting fees, merger and acquisition advisory fees and other advisory-related fees. We generally recognize these fees when the related transaction closes.
Other
Other noninterest income within Corporate & Institutional Banking is primarily comprised of fees from collateral management and asset management services. We earn these fees over time as we perform these services.
Asset Management Group
Asset Management Fees
Asset Management Group provides both personal wealth and institutional asset management services including investment management, custody services, retirement planning, family planning, trust management and retirement plan fiduciary investment services. Asset management fees are recognized over the term of the customer contract based on the value of assets under management at a point in time.

Brokerage Fees
Asset Management Group provides a wide range of investment options through its brokerage services including mutual funds, annuities, stocks, bonds, insurance products, and managed accounts. Brokerage fees are recognized over the term of the customer contract either based on the value of brokerage assets at a point in time or based on transactions executed on behalf of the customer.
NOTE 25 SUBSEQUENT EVENTS
On January 19, 2023, the parent company issued $1.25 billion of senior fixed-to-floating rate notes with a maturity date of January 26, 2027 (the “2027 Senior Notes”) and $1.5 billion of senior fixed-to-floating rate notes with a maturity date of January 24, 2034 (the “2034 Senior Notes”). Interest is payable on the 2027 Senior Notes semi-annually in arrears at a fixed rate of 4.758% per annum, on January 26 and July 26 of each year, beginning on July 26, 2023. Beginning on January 26, 2026, interest is payable on the 2027 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.085%, on April 26, 2026, July 26, 2026, October 26, 2026 and at the maturity date. Interest is payable on the 2034 Senior Notes semi-annually in arrears at a fixed rate of 5.068% per annum, on January 24 and July 24 of each year, beginning on July 24, 2023. Beginning on January 24, 2033, interest is payable on the 2034 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.933%, on April 24, 2033, July 24, 2023, October 24, 2033 and at the maturity date.
188    The PNC Financial Services Group, Inc. – 2022 Form 10-K

On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  189

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c) (d)

	2022			2021			2020
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$42,151	$889	2.11%	$57,325	$881	1.54%	$50,594	$1,109	2.19%
Non-agency	842	64	7.60%	1,100	84	7.64%	1,480	109	7.36%
Commercial mortgage-backed	4,107	104	2.53%	6,093	149	2.45%	6,865	183	2.67%
Asset-backed	2,184	37	1.69%	5,745	99	1.72%	5,090	129	2.53%
U.S. Treasury and government agencies	21,642	314	1.45%	34,394	448	1.30%	17,234	324	1.88%
Other	3,982	102	2.56%	4,852	144	2.97%	4,564	160	3.51%
Total securities available for sale	74,908	1,510	2.02%	109,509	1,805	1.65%	85,827	2,014	2.35%
Securities held to maturity
Residential mortgage-backed	29,325	677	2.31%
Commercial mortgage-backed	1,400	51	3.64%
Asset-backed	4,446	122	2.74%				18
U.S. Treasury and government agencies	25,074	300	1.20%	805	23	2.86%	786	22	2.80%
Other	1,996	87	4.31%	660	27	4.09%	648	28	4.32%
Total securities held to maturity	62,241	1,237	1.99%	1,465	50	3.41%	1,452	50	3.44%
Total investment securities	137,149	2,747	2.00%	110,974	1,855	1.67%	87,279	2,064	2.36%
Loans
Commercial and industrial	168,663	6,079	3.60%	143,389	4,180	2.92%	139,254	4,276	3.07%
Commercial real estate	34,954	1,389	3.97%	33,159	991	2.99%	28,765	858	2.98%
Equipment lease financing	6,196	238	3.84%	6,286	240	3.82%	6,812	263	3.86%
Consumer	54,721	2,814	5.14%	54,338	2,602	4.79%	55,423	2,730	4.93%
Residential real estate	43,165	1,366	3.16%	31,524	1,047	3.32%	22,379	852	3.81%
Total loans	307,699	11,886	3.86%	268,696	9,060	3.37%	252,633	8,979	3.55%
Interest-earning deposits with banks	41,050	578	1.41%	79,869	103	0.13%	47,333	100	0.21%
Other interest-earning assets	9,651	337	3.50%	8,539	190	2.23%	9,553	239	2.50%
Total interest-earning assets/interest income	495,549	15,548	3.14%	468,078	11,208	2.39%	396,798	11,382	2.87%
Noninterest-earning assets	55,103			55,088			52,497
Total assets	$550,652			$523,166			$449,295
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$61,376	444	0.72%	$68,124	19	0.03%	$60,229	138	0.23%
Demand	118,749	583	0.49%	101,471	30	0.03%	82,295	109	0.13%
Savings	106,577	176	0.17%	91,194	44	0.05%	75,574	233	0.31%
Time deposits	12,340	64	0.52%	18,439	33	0.18%	20,673	163	0.79%
Total interest-bearing deposits	299,042	1,267	0.42%	279,228	126	0.05%	238,771	643	0.27%
Borrowed funds
Federal Home Loan Bank borrowings	13,674	440	3.22%	661	3	0.45%	9,470	103	1.09%
Senior debt	16,265	401	2.47%	22,390	224	1.00%	27,030	428	1.58%
Subordinated debt	7,081	206	2.91%	6,432	86	1.34%	5,936	112	1.89%
Other	5,430	108	1.99%	5,025	48	0.96%	5,502	75	1.36%
Total borrowed funds	42,450	1,155	2.72%	34,508	361	1.05%	47,938	718	1.50%
Total interest-bearing liabilities/interest expense	341,492	2,422	0.71%	313,736	487	0.16%	286,709	1,361	0.47%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	144,382			139,683			95,055
Accrued expenses and other liabilities	16,414			15,299			15,774
Equity	48,364			54,448			51,757
Total liabilities and equity	$550,652			$523,166			$449,295
Interest rate spread			2.43%			2.23%			2.40%
Benefit from use of noninterest bearing sources			0.22			0.06			0.13
Net interest income/margin		$13,126	2.65%		$10,721	2.29%		$10,021	2.53%
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
(c)Loan fees for the years ended December 31, 2022, 2021 and 2020 were $188 million, $208 million and $156 million, respectively.
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
190    The PNC Financial Services Group, Inc. – 2022 Form 10-K

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2022/2021			2021/2020
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$(269)	$277	$8	$134	$(362)	$(228)
Non-agency	$(20)		(20)	$(29)	$4	(25)
Commercial mortgage-backed	$(50)	$5	(45)	$(20)	$(14)	(34)
Asset-backed	$(60)	$(2)	(62)	$15	$(45)	(30)
U.S. Treasury and government agencies	$(181)	$47	(134)	$247	$(123)	124
Other	$(24)	$(18)	(42)	$10	$(26)	(16)
Total securities available for sale	$(644)	$349	(295)	$476	$(685)	(209)
Securities held to maturity
Residential mortgage-backed		$677	677
Commercial mortgage-backed		$51	51
Asset-backed		$122	122
U.S. Treasury and government agencies	$297	$(20)	277
Other	$59	$1	60	$1	$(1)
Total securities held to maturity	$1,217	$(30)	1,187
Total investment securities	$485	$407	892	$481	$(690)	(209)
Loans
Commercial and industrial	$811	$1,088	1,899	$125	$(221)	(96)
Commercial real estate	$56	$342	398	$131	$2	133
Equipment lease financing	$(3)	$1	(2)	$(20)	$(3)	(23)
Consumer	$18	$194	212	$(53)	$(75)	(128)
Residential real estate	$370	$(51)	319	$314	$(119)	195
Total loans	$1,411	$1,415	2,826	$555	$(474)	81
Interest-earning deposits with banks	$(73)	$548	475	$52	$(49)	3
Other interest-earning assets	$27	$120	147	$(24)	$(25)	(49)
Total interest-earning assets	$684	$3,656	$4,340	$1,883	$(2,057)	$(174)
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$(2)	$427	$425	$16	$(135)	$(119)
Demand	$6	$547	553	$21	$(100)	(79)
Savings	$8	$124	132	$40	$(229)	(189)
Time deposits	$(14)	$45	31	$(16)	$(114)	(130)
Total interest-bearing deposits	$10	$1,131	1,141	$94	$(611)	(517)
Borrowed funds
Federal Home Loan Bank borrowings	$335	$102	437	$(62)	$(38)	(100)
Senior debt	$(75)	$252	177	$(64)	$(140)	(204)
Subordinated debt	$10	$110	120	$9	$(35)	(26)
Other	$4	$56	60	$(7)	$(20)	(27)
Total borrowed funds	$100	$694	794	$(172)	$(185)	(357)
Total interest-bearing liabilities	$48	$1,887	1,935	$113	$(987)	(874)
Change in net interest income	$654	$1,751	$2,405	$1,704	$(1,004)	$700
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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  191

Non-GAAP Financial Information
PNC reports certain financial measures that are not in accordance with GAAP. These non-GAAP financial measures are provided as supplemental information to the financial measures in this Report that are calculated and presented in accordance with GAAP. While we believe that these non-GAAP measures are useful tools for the purpose of evaluating certain financial results, they should not be considered superior to and are not intended to be considered in isolation or as a substitute for the related GAAP financial measures presented in this Report.

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

Year ended December 31 In millions
	2022	2021	2020
Net interest income (GAAP)	$13,014	$10,647	$9,946
Taxable-equivalent adjustments	112	74	75
Net interest income (non-GAAP)	$13,126	$10,721	$10,021
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

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (non-GAAP)

December 31 Dollars in millions, except per share data	2022	2021	2020
Book value per common share	$99.93	$120.61	$119.11
Tangible book value per common share
Common shareholders’ equity	$40,028	$50,685	$50,493
Goodwill and other intangible assets	(11,400)	(11,406)	(9,381)
Deferred tax liabilities on goodwill and other intangible assets	261	270	188
Tangible common shareholders’ equity	$28,889	$39,549	$41,300
Period-end common shares outstanding (in millions)	401	420	424
Tangible book value per common share (non-GAAP) (a)	$72.12	$94.11	$97.43
(a)Tangible book value per common share is a non-GAAP measure and is calculated based on tangible common shareholders’ equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional, conservative measure of total company value.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

	Loans Due After 1 Year		Contractual Maturity Range
December 31, 2022 In millions	Predetermined Rate	Floating or Adjustable Rate	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Gross Loans
Commercial
Commercial and industrial	$20,235	$121,380	$40,604	$125,101	$13,440	$3,074	$182,219
Commercial real estate	6,489	19,408	10,419	20,780	4,265	852	36,316
Equipment lease financing	4,531	145	1,838	4,017	659		6,514
Total commercial	31,255	140,933	52,861	149,898	18,364	3,926	225,049
Consumer
Residential real estate	29,609	14,533	1,747	5,408	14,613	24,121	45,889
Home equity	14,237	10,388	1,358	4,716	8,433	11,476	25,983
Automobile	10,847		3,989	10,000	847		14,836
Credit card			7,069				7,069
Education	552	1,443	178	715	1,121	159	2,173
Other consumer	1,279	360	3,387	1,528	111		5,026
Total consumer	56,524	26,724	17,728	22,367	25,125	35,756	100,976
Total loans	$87,779	$167,657	$70,589	$172,265	$43,489	$39,682	$326,025

At December 31, 2022, $39.9 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (LIBOR/SOFR) on the underlying commercial loans to a fixed rate as part of risk management strategies.

192    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Uninsured Deposits
The aggregate amount of uninsured deposits, defined as (i) the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime and (ii) amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime were estimated to be $200.0 billion and $197.8 billion at December 31, 2022 and 2021, respectively. The portion of U.S. time deposits in excess of the FDIC insurance limit or similar state deposit regime was $9.3 billion at December 31, 2022.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  193

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

Basel III common equity Tier 1 (CET1) capital (Tailoring Rules) – Common stock plus related surplus, net of treasury stock, plus retained earnings, less goodwill, net of associated deferred tax liabilities, less other disallowed intangibles, net of deferred tax liabilities and plus/less other adjustments. Investments in unconsolidated financial institutions, as well as mortgage servicing rights and deferred tax assets, must then be deducted to the extent such items (net of associated deferred tax liabilities) individually exceed 25% of our adjusted Basel III common equity Tier 1 capital.

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

Basel Committee – Basel Committee on Banking Supervision.

BBVA – BBVA USA Bancshares, Inc.

BBVA USA – BBVA USA, the Alabama-chartered bank subsidiary of BBVA USA Bancshares, Inc.

BlackRock – BlackRock, Inc.

Bloomberg Short-Term Bank Yield Index (BSBY) – BSBY is a series of credit sensitive reference rates that incorporate bank credit spreads and defines a forward term structure. BSBY seeks to measure the average yields at which large global banks access senior unsecured marginal wholesale funding.

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

194    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Combined loan-to-value ratio (CLTV) – This is the aggregate principal balance(s) of the mortgages on a property divided by its appraised value or purchase price.

Common shareholders’ equity – Total shareholders’ equity less the liquidation value of preferred stock.

Company – The PNC Financial Services Group, Inc. and its subsidiaries (interchangeable with “PNC,” “we,” “us,” “the Company” or “the Corporation” on this Report).

COVID-19 – The coronavirus that emerged in late 2019, which resulted in a worldwide pandemic beginning in 2020 (interchangeable with “the pandemic” or “the COVID-19 pandemic” in this Report).

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

Federal Reserve – The Board of Governors of the Federal Reserve System.

Fee income – Refers to the following categories within Noninterest income: Asset management and brokerage, Capital markets and advisory, Card and cash management, Lending and deposit services, and Residential and commercial mortgage.

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

Home price index (HPI) – A broad measure of the movement of single-family house prices in the U.S.

The PNC Financial Services Group, Inc. – 2022 Form 10-K  195

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

Off-balance sheet arrangements – Activities that involve entities that are not consolidated or otherwise reflected in our Consolidated Balance Sheet.

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

196    The PNC Financial Services Group, Inc. – 2022 Form 10-K

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

Secured Overnight Financing Rate (SOFR) – SOFR is a reference rate that is based on overnight transactions in the U.S. Treasury repurchase market.

Servicing rights – Intangible assets or liabilities created by an obligation to service assets for others. Typical servicing rights include the right to receive a fee for collecting and forwarding payments on loans and related taxes and insurance premiums held in escrow.

Supplementary leverage exposure – The sum of adjusted average assets and certain off-balance sheet exposures, including undrawn credit commitments and derivative potential future exposures.

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

The PNC Financial Services Group, Inc. – 2022 Form 10-K  197

ACRONYMS

ACL	Allowance for credit losses	GNMA	Government National Mortgage Association
ALLL	Allowance for loan and lease losses	GSIB	Globally systemically important bank
AML	Anti-Money Laundering	HPI	Home price index
AOCI	Accumulated other comprehensive income	ISDA	International Swaps and Dealer Association
ASC	Accounting Standards Codification	ISP	The PNC Incentive Savings Plan
ASU	Accounting Standards Update	LCR	Liquidity Coverage Ratio
BEC	Business email compromise scams	LGD	Loss given default
BHC	Bank holding company	LIBOR	London Interbank Offered Rate
BHC Act	Bank Holding Company Act of 1956	LIHTC	Low income housing tax credit
bps	Basis points	LLC	Limited liability company
BSA	Bank Secrecy Act	LTV	Loan-to-value ratio
BSBY	Bloomberg Short-Term Bank Yield Index	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CECL	Current Expected Credit Losses	NSFR	Net Stable Funding Ratio
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OCI	Other comprehensive income
CFTC	Commodity Futures Trading Commission	OREO	Other real estate owned
CLTV	Combined loan-to-value ratio	OTC	Over-the-counter
CRA	Community Reinvestment Act	OTTI	Other than temporary impairment
DFAST	Dodd-Frank capital stress testing	PCD	Purchased credit deteriorated
DUS	Delegated Underwriting and Servicing program	PD	Probability of default
EAD	Exposure at default	PPP	Paycheck Protection Program
ERISA	Employee Retirement Income Security Act of 1974, as amended	RAC	Reserve Adequacy Committee
ERM	Enterprise Risk Management	ROAPs	Removal of account provisions
FDI Act	Federal Deposit Insurance Act	ROU	Right-of-use assets
FDIC	Federal Deposit Insurance Corporation	SCB	Stress capital buffer
FHA	Federal Housing Administration	SCCL	Single counterparty credit limit
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	SPE	Special purpose entity
FinCEN	Financial Crimes Enforcement Network	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority	U.S.	United States of America
FNMA	Federal National Mortgage Association	USD	United States Dollar
FOMC	Federal Open Market Committee	VA	Department of Veterans Affairs
FSOC	Financial Stability Oversight Council	VaR	Value-at-risk
GAAP	Accounting principles generally accepted in the United States of America	VEBA	Voluntary Employee Beneficiary Association
GDP	Gross Domestic Product	VIE	Variable interest entity
GLB Act	Gramm-Leach-Bliley Act

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
198    The PNC Financial Services Group, Inc. – 2022 Form 10-K

We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2022.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2022 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2022. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2022, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.
Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2022, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Election of Directors (Item 1),” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the caption “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the captions “Corporate Governance – Our Code of Business Conduct and Ethics” and “Director and Executive Officer Relationships – Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees – Human Resources Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and “CEO Pay Ratio” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
The PNC Financial Services Group, Inc. – 2022 Form 10-K  199

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2022 is included in the table which follows. For additional information regarding these plans, see Note 18 Stock Based Compensation Plans.
Equity Compensation Plan Information
At December 31, 2022

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	4,324,886	(2)	$63.87	20,020,179	(3)
Equity compensation plans not approved by security holders
Total	4,324,886		$63.87	20,020,179
(1) – The weighted-average exercise price does not take into account restricted stock units or incentive performance units because they have no exercise price.
(2) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 3,338,653 are stock-payable restricted stock units (at a maximum share award level), 871,648 are performance share units (at maximum share award level) and 59,658 are deferred stock units (at a maximum share award level). Also included in this total are the following amounts that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan): 10,750 are stock options and 44,177 are stock-payable restricted stock units (at a maximum award level).
Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan, and the balance of shares authorized but unissued under the 2006 Incentive Plan were made available under the 2016 Incentive Plan.
(3) – Includes 1,786,148 shares available for issuance under the Employee Stock Purchase Plan, of which 106,038 shares are subject to purchase during the purchase period ending December 31, 2022. The amount available for awards under the 2016 Incentive Plan is 18,234,031.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed for the 2023 annual meeting of shareholders and is incorporated herein by reference.

200    The PNC Financial Services Group, Inc. – 2022 Form 10-K

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1.1	Share Purchase Agreement, dated as of November 15, 2020, between Banco Bilbao Vizcaya Argentaria, S.A. and The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed November 19, 2020

2.1.2	Amendment No. 1 to the Purchase Agreement	Incorporated herein by reference to Exhibit 2.1.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.1.8	Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

3.1.9	Statement with Respect to Shares of the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series U	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

3.1.10	Statement with Respect to Shares of the 6.200% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series V	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

3.1.11	Statement with Respect to Shares of the 6.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series W	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed February 7, 2023

3.2	Amended and Restated Bylaws of the Corporation effective February 10, 2022	Filed herewith

The PNC Financial Services Group, Inc. – 2022 Form 10-K  201

Exhibit No.	Description	Method of Filing +

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

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

4.7
Deposit Agreement, dated as of April 26, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts representing interests in the Series U preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

4.8
Deposit Agreement, dated as of August 19, 2022, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts representing interests in the Series V preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

4.9
Deposit Agreement, dated as of February 7, 2023, between the Corporation, Computershare Trust Company, N.A. and Computershare Inc., as depositary, and the holders from time to time of the Depositary Receipts representing interests in the Series W preferred stock
Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed February 7, 2023

4.10	Form of PNC Bank, National Association Subordinated Fixed Rate Global Bank Note issued prior to January 16, 2014	Incorporated herein by reference to Exhibit 4.11 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

4.11.1
Issuing and Paying Agency Agreement, dated January 16, 2014, between PNC Bank, National Association and PNC Bank, National Association, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

202    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Exhibit No.	Description	Method of Filing +

4.11.2
Amendment No. 1 to Issuing and Paying Agency Agreement, dated May 22, 2015, between PNC Bank, National Association and PNC Bank, National Association, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes

Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.11.3
Amendment No. 2 to Issuing and Paying Agency Agreement, dated May 27, 2016, between PNC Bank, National Association and PNC Bank, National Association, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 4.20.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

4.12	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.11.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

4.13	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.11.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.14	Description of the Corporation’s Securities	Filed herewith

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Filed herewith*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*
The PNC Financial Services Group, Inc. – 2022 Form 10-K  203

Exhibit No.	Description	Method of Filing +

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.6.2	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021*

10.6.3	Amendment 2021-2 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8.1	The Corporation’s 2006 Incentive Award Plan, as amended and restated effective as of March 11, 2011	Incorporated herein by reference to Exhibit 10.70 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011*

10.8.2	Addendum to the Corporation’s 2006 Incentive Award Plan, effective as of January 26, 2012	Incorporated herein by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.9	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.10	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016*

10.11	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.12	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005*

10.13	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.14	Certificate of Corporate Action for Grantor Trusts effective December 1, 2021	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.15	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.16	2013 forms of employee stock option and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.64 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.17	Additional 2013 forms of employee stock option, performance unit, restricted stock and restricted share unit agreements	Incorporated herein by reference to Exhibit 10.82 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013*

204    The PNC Financial Services Group, Inc. – 2022 Form 10-K

Exhibit No.	Description	Method of Filing +

10.18	2020 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.39 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.19	2020 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.40 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.20	2020 Form of Restricted Share Units Award Agreement - Senior Leader Program	Incorporated herein by reference to Exhibit 10.41 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020*

10.21	2021 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.22	2021 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.23	2021 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

10.24	2022 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.25	2022 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.26	2022 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.27	2022 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.28	Form of Time Sharing Agreement between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022*

10.29	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.30.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.30.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.31.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.31.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

The PNC Financial Services Group, Inc. – 2022 Form 10-K  205

Exhibit No.	Description	Method of Filing +

10.31.3
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

ITEM 16 – FORM 10-K SUMMARY
None.
206    The PNC Financial Services Group, Inc. – 2022 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 22, 2023.

Signature	Capacities

/s/ William S. Demchak	Chairman, President, Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Debra A. Cafaro; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Renu Khator, Linda R. Medler, Robert A. Niblock, Martin Pfinsgraff; Bryan Salesky, Toni Townes-Whitley; Michael J. Ward	Directors

*By:	/s/ Laura Gleason
Laura Gleason, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – 2022 Form 10-K  207