Form 10-Q
period 2023-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2023-05-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    Yes  ☐  No  ☒
As of April 18, 2023, there were 399,108,019 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2023 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 6, 7, 8 and 9A of our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2022 Form 10-K; Item 1A Risk Factors included in this Report and our 2022 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and Item 8 of our 2022 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2022 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 103 for a glossary of certain terms and acronyms used in this Report.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2022 Form 10-K.

Presentation of Noninterest Income

In the fourth quarter of 2022, PNC updated the name of the noninterest income line item “Capital markets related” to “Capital markets and advisory.” This update did not impact the components of the category. All periods presented herein reflect these changes. For a description of each updated noninterest income revenue stream, see Note 1 Accounting Policies in our 2022 Form 10-K.

Selected Financial Data
The following tables include selected financial data, which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.
The PNC Financial Services Group, Inc. – Form 10-Q 1

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended
	March 31	December 31	March 31
	2023	2022	2022
Summary of Operations (a)
Net interest income	$3,585	$3,684	$2,804
Noninterest income	2,018	2,079	1,888
Total revenue	5,603	5,763	4,692
Provision for (recapture of) credit losses	235	408	(208)
Noninterest expense	3,321	3,474	3,172
Income before income taxes and noncontrolling interests	$2,047	$1,881	$1,728
Income taxes	353	333	299
Net income	$1,694	$1,548	$1,429
Net income attributable to common shareholders	$1,607	$1,407	$1,361
Per Common Share
Basic	$3.98	$3.47	$3.23
Diluted	$3.98	$3.47	$3.23
Book value per common share	$104.76	$99.93	$106.47
Performance Ratios
Net interest margin (b)	2.84%	2.92%	2.28%
Noninterest income to total revenue	36%	36%	40%
Efficiency	59%	60%	68%
Return on:
Average common shareholders’ equity	16.11%	14.19%	11.64%
Average assets	1.22%	1.10%	1.05%
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

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	March 31 2023	December 31 2022	March 31 2022
Balance Sheet Highlights (a)
Assets	$561,777	$557,263	$541,246
Loans	$326,475	$326,025	$294,457
Allowance for loan and lease losses	$4,741	$4,741	$4,558
Interest-earning deposits with banks	$33,865	$27,320	$48,776
Investment securities	$138,239	$139,334	$132,411
Total deposits	$436,833	$436,282	$450,197
Borrowed funds	$60,822	$58,713	$26,571
Total shareholders’ equity	$49,044	$45,774	$49,181
Common shareholders’ equity	$41,809	$40,028	$44,170
Other Selected Ratios
Common equity Tier 1	9.2%	9.1%	9.9%
Loans to deposits	75%	75%	65%
Common shareholders’ equity to total assets	7.4%	7.2%	8.2%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

Income Statement Highlights

Net income of $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023 increased $146 million, or 9%, compared to $1.5 billion, or $3.47 per diluted common share, for the fourth quarter of 2022, primarily due to a lower provision for credit losses and a decline in expenses, partially offset by decreased net interest income and noninterest income.
•For the three months ended March 31, 2023 compared to the three months ended December 31, 2022:
•Total revenue decreased $160 million, or 3%, to $5.6 billion.
•Net interest income of $3.6 billion decreased $99 million, or 3%, driven by two fewer days in the quarter and higher funding costs, partially offset by higher yields on interest-earning assets.

2    The PNC Financial Services Group, Inc. – Form 10-Q

•Net interest margin decreased 8 basis points to 2.84% as higher yields on interest-earning assets were more than offset by increased funding costs.
•Noninterest income decreased $61 million, or 3%, and included lower merger and acquisition advisory activity as well as seasonally lower consumer transaction volumes.
•Provision for credit losses of $235 million in the first quarter of 2023 included the impact of updated economic assumptions and changes in portfolio composition and quality. The fourth quarter of 2022 included a provision for credit losses of $408 million.
•Noninterest expense decreased $153 million, or 4%, to $3.3 billion, reflecting strong expense control and lower personnel costs, primarily due to lower variable compensation related to decreased business activity as well as seasonally lower benefits expense.
•We generated positive operating leverage of 2%.

Net income of $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023 increased $265 million, or 19%, compared to $1.4 billion, or $3.23 per diluted common share, for the first quarter of 2022, as a result of higher net interest income and noninterest income, partially offset by a higher provision for credit losses and increased expenses.
•For the three months ended March 31, 2023 compared to the three months ended March 31, 2022:
•Total revenue increased $911 million, or 19%, to $5.6 billion.
•Net interest income increased $781 million, or 28%, as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs.
•Net interest margin increased 56 basis points, reflecting the benefit of higher yields on interest-earning assets.
•Noninterest income increased $130 million, or 7%, as a result of business growth across the franchise as well as higher private equity revenue, partially offset by the impact of lower average equity markets.
•Noninterest expense increased $149 million, or 5%, due to higher personnel costs, an increased FDIC assessment rate and continued investments in technology and marketing to support business growth.
•We generated positive operating leverage of 15%.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2023. In comparison to December 31, 2022:
•Total assets increased modestly, to $561.8 billion.
•Total loans remained largely stable at $326.5 billion.
•Total commercial loans increased modestly to $225.4 billion as new production and higher utilization of loan commitments were largely offset by payoffs and maturities.
•Total consumer loans were relatively stable at $101.1 billion as increases in home equity, residential mortgages and automobile loans were offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities decreased $1.1 billion to $138.2 billion, due to prepayments and maturities outpacing purchases, partially offset by the favorable impact of interest rate changes on net unrealized losses for available for sale securities.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $6.5 billion, or 24%, to $33.9 billion, primarily due to higher borrowed funds and deposits. In the first quarter of 2023, Interest-earning deposits with banks also included a $1.0 billion uninsured deposit with First Republic Bank. The deposit was acquired out of First Republic Bank's receivership on May 1, 2023, and will be repaid to PNC.
•Total deposits increased $551 million to $436.8 billion as a result of higher consumer time deposits, partially offset by seasonally lower commercial deposits, and reflected a continued shift from noninterest-bearing to interest-bearing deposit products as interest rates have risen.
•Borrowed funds increased $2.1 billion, or 4%, to $60.8 billion as a result of parent company senior debt issuances in January 2023.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Credit Quality Highlights
The first quarter of 2023 reflected solid credit quality performance.
•At March 31, 2023 compared to December 31, 2022:
•Nonperforming assets of $2.0 billion were stable.
•Overall loan delinquencies of $1.3 billion decreased $164 million, or 11%, driven by lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, reserves reflected our updated economic assumptions and changes in portfolio composition and quality. ACL to total loans was 1.66% and 1.67% at March 31, 2023 and December 31, 2022, respectively.
•Net charge-offs of $195 million, or 0.24% of average loans, in the first quarter of 2023 decreased $29 million, or 13%, compared to $224 million, or 0.28% of average loans, for the fourth quarter of 2022, due to lower consumer and commercial net charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $41.8 billion at March 31, 2023, increased $1.8 billion, or 4%, compared to December 31, 2022, driven by the benefit of net income and an increase in AOCI, partially offset by common dividends paid and share repurchases during the first quarter of 2023.
•In the first quarter of 2023, PNC returned $1.0 billion of capital to shareholders, reflecting $0.6 billion of dividends on common shares and $0.4 billion of common share repurchases, representing 2.4 million shares.
•Consistent with the SCB framework, which allows for capital returns in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 47% were still available for repurchase at March 31, 2023. Due to recent market volatility and increased economic uncertainty, share repurchase activity is expected to be reduced in the second quarter of 2023 compared to recent quarters. PNC continues to evaluate and may adjust share repurchase activity, as actual amounts and timing are dependent on market and economic conditions as well as other factors. PNC’s SCB for the four-quarter period that began October 1, 2022 is 2.9%.
•On April 3, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on May 5, 2023.
•Our CET1 ratio increased to 9.2% at March 31, 2023 from 9.1% at December 31, 2022.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The CET1 fully implemented ratio was 9.1% at March 31, 2023 compared to 8.9% at December 31, 2022.
•PNC’s average LCR for the three months ended March 31, 2023 was 108% and exceeded the regulatory minimum requirement throughout the quarter.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our 2023 liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in our 2022 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The economy continues to expand in the first half of 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short- and long-term interest rates. With much higher mortgage rates the housing market is already in contraction, with steep drops in existing

4    The PNC Financial Services Group, Inc. – Form 10-Q

home sales and single-family housing starts, and a modest decline in house prices. Other sectors where interest rates play an outsized role, such as business investment and consumer spending on durable goods, will contract over 2023.
•PNC’s baseline outlook is for a recession starting in the second half of 2023, with real GDP contracting less than 1% before recovery starts in the first half of 2024 as the Federal Reserve lowers interest rates in response to a deteriorating labor market and slower inflation. The unemployment rate will increase throughout 2023, peaking at above 5% in the second half of 2024. Inflation will slow with the recession and be back to the Federal Reserve’s 2% long-term objective by mid-2024.
•PNC expects the FOMC to raise the federal funds rate by 25 basis points in May. This would bring the federal funds rate to a range of 5.00% to 5.25% by early-May. PNC expects a federal funds rate cut of 25 basis points in early 2024 as inflation moves toward the FOMC’s 2% long-term objective.

For the second quarter of 2023, compared to the first quarter of 2023, we expect:
•Average loans to be stable,
•Net interest income to be down 2% to 4%,
•Fee income to be stable to down 1%,
•Other noninterest income, excluding net securities gains and Visa activity, to be $200 million to $250 million,
•Revenue to be down approximately 3%,
•Noninterest expense to be up 1% to 2%, and
•Net loan charge-offs to be $200 million to $250 million.

For the full year 2023, compared to the full year of 2022, we expect:
•Average loans to be up 5% to 7%,
•Period-end loans to be up 1% to 3%,
•Revenue to be up 4% to 5%,
•Noninterest expense to be up 2% to 3%, and
•The effective tax rate to be approximately 18%.

We cannot provide, without unreasonable effort, a meaningful or accurate reconciliation of forward-looking non-GAAP measures to their most directly comparable GAAP financial measures. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in this Report and in our 2022 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023 increased $146 million, or 9%, compared to $1.5 billion, or $3.47 per diluted common share, for the fourth quarter of 2022, primarily due to a lower provision for credit losses and a decline in expenses, partially offset by decreased net interest income and noninterest income. Net income increased $265 million, or 19%, compared to $1.4 billion, or $3.23 per diluted common share for the first quarter of 2022, as a result of higher net interest income and noninterest income, partially offset by a higher provision for credit losses and increased expenses.
The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	March 31, 2023			December 31, 2022			March 31, 2022
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$143,391	2.49%	$891	$142,890	2.36%	$843	$133,897	1.64%	$548
Loans	325,526	5.29%	4,290	321,875	4.75%	3,889	290,701	3.19%	2,311
Interest-earning deposits with banks	34,054	4.58%	390	30,395	3.76%	286	62,540	0.19%	29
Other	8,806	5.75%	126	9,690	5.20%	127	9,417	2.07%	48
Total interest-earning assets/interest income	$511,777	4.46%	5,697	$504,850	4.02%	5,145	496,555	2.37%	2,936
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$315,056	1.66%	1,291	$301,447	1.07%	812	$299,543	0.04%	27
Borrowed funds	62,968	4.98%	783	59,231	4.07%	613	30,312	1.10%	83
Total interest-bearing liabilities/interest expense	$378,024	2.20%	2,074	$360,678	1.55%	1,425	$329,855	0.13%	110
Net interest margin/income (non-GAAP)		2.84%	3,623		2.92%	3,720		2.28%	2,826
Taxable-equivalent adjustments			(38)			(36)			(22)
Net interest income (GAAP)			$3,585			$3,684			$2,804
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

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report.

Net interest income decreased $99 million, or 3%, for the first quarter of 2023 compared to the fourth quarter of 2022, driven by two fewer days in the quarter and higher funding costs, partially offset by higher yields on interest-earning assets. Net interest income increased $781 million, or 28%, for the first quarter of 2023 compared to the same period in 2022, as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs. Net interest margin decreased 8 basis points compared to the fourth quarter of 2022 as higher yields on interest-earning assets were more than offset by increased funding costs. Compared to the first quarter of 2022, net interest margin increased 56 basis points, reflecting the benefit of higher yields on interest-earning assets.

Average investment securities of $143.4 billion were relatively stable for the first quarter of 2023 compared to the fourth quarter of 2022. Compared to the first quarter of 2022, average investment securities increased $9.5 billion, or 7%, reflecting net purchases, primarily of agency residential mortgage-backed securities. Average investment securities represented 28% of average interest-earning assets for the first quarter of 2023 and the fourth quarter of 2022, and 27% for the first quarter of 2022.

Average loans of $325.5 billion for the first quarter of 2023 increased $3.7 billion compared to the fourth quarter of 2022, primarily driven by growth in PNC’s corporate banking business during the fourth quarter of 2022. In comparison to the first quarter of 2022, average loans increased $34.8 billion, or 12%, reflecting growth in both commercial and consumer loans. Average loans represented 64% of average interest-earning assets for both the first quarter of 2023 and the fourth quarter of 2022, and 59% for the first quarter of 2022.

Average interest-earning deposits with banks of $34.1 billion for the first quarter of 2023, increased $3.7 billion, or 12% compared to the fourth quarter of 2022, primarily due to higher borrowed funds and deposits. Compared to the first quarter of 2022, average interest-earning deposits with banks decreased $28.5 billion, or 46%, primarily due to higher loans outstanding.

Average interest-bearing deposits of $315.1 billion for the first quarter of 2023 increased $13.6 billion, or 5%, and $15.5 billion, or 5%, compared to the fourth and first quarters of 2022, respectively. Both comparisons reflected a continued shift from noninterest-bearing to interest-bearing deposits, as interest rates have risen. In total, average interest-bearing deposits represented 83% of average interest-bearing liabilities for the first quarter of 2023, 84% for the fourth quarter of 2022 and 91% for the first quarter of 2022.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average borrowed funds of $63.0 billion for the first quarter of 2023 increased $3.7 billion, or 6%, compared to the fourth quarter of 2022, driven by parent company senior debt issuances in January 2023. Compared to the first quarter of 2022, average borrowed funds increased $32.7 billion, or 108% due to increased FHLB borrowings and senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2023	2022	$	%	2023	2022	$	%
Noninterest income
Asset management and brokerage	$356	$345	$11	3%	$356	$377	$(21)	(6)%
Capital markets and advisory	262	336	(74)	(22)%	262	252	10	4%
Card and cash management	659	671	(12)	(2)%	659	620	39	6%
Lending and deposit services	306	296	10	3%	306	269	37	14%
Residential and commercial mortgage	177	184	(7)	(4)%	177	159	18	11%
Other	258	247	11	4%	258	211	47	22%
Total noninterest income	$2,018	$2,079	$(61)	(3)%	$2,018	$1,888	$130	7%

Noninterest income as a percentage of total revenue was 36% for both the first quarter of 2023 and the fourth quarter of 2022 compared to 40% for the first quarter of 2022.

Asset management and brokerage fees increased compared to the fourth quarter of 2022, reflecting the impact of higher average equity markets and increased annuity sales. The decrease compared to the first quarter of 2022 reflected the impact of lower average equity markets. PNC’s discretionary client assets under management of $177 billion at March 31, 2023 increased from $173 billion at December 31, 2022, primarily as a result of higher spot equity markets. PNC’s discretionary client assets under management decreased from $182 billion at March 31, 2022, driven by lower spot equity markets.

Capital markets and advisory fees decreased compared to the fourth quarter of 2022 driven by lower merger and acquisition advisory fees. The increase compared to the first quarter of 2022 included higher asset backed financing, merger and acquisition advisory and underwriting fees.

Card and cash management revenue decreased compared to the fourth quarter of 2022, reflecting seasonally lower consumer transaction volumes. The increase in the first quarter of 2022 comparison was primarily due to increased treasury management product revenue and higher consumer spending.

Lending and deposit services increased compared to both the fourth and first quarters of 2022, primarily driven by increased client activity.

Residential and commercial mortgage decreased compared to the fourth quarter of 2022 due to lower results from residential mortgage servicing rights valuation, net of economic hedge. The increase compared to the first quarter of 2022 was driven by modestly higher commercial and residential banking activities.

Other noninterest income increased compared to both the fourth quarter and first quarter of 2022. The increase compared to the first quarter of 2022 included the impact of higher private equity revenue. The first quarter of 2023 included $45 million of negative Visa Class B fair value adjustments compared to $41 million of negative adjustments in the fourth quarter of 2022, and $4 million of positive adjustments for the first quarter of 2022.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2023	2022	$	%	2023	2022	$	%
Noninterest expense
Personnel	$1,826	$1,943	$(117)	(6)%	$1,826	$1,717	$109	6%
Occupancy	251	247	4	2%	251	258	(7)	(3)%
Equipment	350	369	(19)	(5)%	350	331	19	6%
Marketing	74	106	(32)	(30)%	74	61	13	21%
Other	820	809	11	1%	820	805	15	2%
Total noninterest expense	$3,321	$3,474	$(153)	(4)%	$3,321	$3,172	$149	5%

Noninterest expense decreased compared to the fourth quarter of 2022, reflecting strong expense control and lower personnel costs, primarily due to lower variable compensation related to decreased business activity as well as seasonally lower benefits expense. The increase compared to the first quarter of 2022 was due to higher personnel costs, increased technology costs and marketing to support business growth. In both comparisons, the increase in other noninterest expense included the impact of a higher FDIC assessment rate, which resulted in an additional $25 million of expense in the first quarter of 2023.

Effective Income Tax Rate

The effective income tax rate was 17.2% in the first quarter of 2023, compared to 17.7% in the fourth quarter of 2022, and 17.3% for the same period in 2022.

Provision For (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

	Three months ended			Three months ended
	March 31	December 31	Change	March 31	March 31	Change
Dollars in millions	2023	2022	$	2023	2022	$
Provision for (recapture of) credit losses
Loans and leases	$229	$380	$(151)	$229	$(172)	$401
Unfunded lending related commitments	(22)	12	(34)	(22)	(23)	1
Investment securities	(1)	10	(11)	(1)	1	(2)
Other financial assets	29	6	23	29	(14)	43
Total provision for (recapture of) credit losses	$235	$408	$(173)	$235	$(208)	$443

Provision for credit losses of $235 million in the first quarter of 2023 included the impact of updated economic assumptions and changes in portfolio composition and quality. The fourth quarter of 2022 included a provision for credit losses of $408 million. The first quarter of 2022 included a recapture of credit losses of $208 million.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2023	2022	$	%
Assets
Interest-earning deposits with banks	$33,865	$27,320	$6,545	24%
Loans held for sale	998	1,010	(12)	(1)%
Investment securities	138,239	139,334	(1,095)	(1)%
Loans	326,475	326,025	450	—
Allowance for loan and lease losses	(4,741)	(4,741)		—
Mortgage servicing rights	3,293	3,423	(130)	(4)%
Goodwill	10,987	10,987		—
Other	52,661	53,905	(1,244)	(2)%
Total assets	$561,777	$557,263	$4,514	1%
Liabilities
Deposits	$436,833	$436,282	$551	—
Borrowed funds	60,822	58,713	2,109	4%
Allowance for unfunded lending related commitments	672	694	(22)	(3)%
Other	14,376	15,762	(1,386)	(9)%
Total liabilities	512,703	511,451	1,252	—
Equity
Total shareholders’ equity	49,044	45,774	3,270	7%
Noncontrolling interests	30	38	(8)	(21)%
Total equity	49,074	45,812	3,262	7%
Total liabilities and equity	$561,777	$557,263	$4,514	1%

Our balance sheet was strong and well positioned at March 31, 2023. In comparison to December 31, 2022:
•Total assets increased modestly, and included higher Federal Reserve Bank balances.
•Total liabilities were largely stable.
•Total equity increased due to the benefit of net income, a preferred stock issuance and an improvement in AOCI, partially offset by dividends paid and common share repurchases.

The ACL related to loans totaled $5.4 billion at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, reserves reflected our updated economic assumptions and changes in portfolio composition and quality. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Critical Accounting Estimates and Judgments section of this Financial Review, and
•Note 3 Loans and Related Allowance for Credit Losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 20 Regulatory Matters in our 2022 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	March 31	December 31	Change
Dollars in millions	2023	2022	$	%
Commercial
Commercial and industrial	$182,997	$182,219	$778	—
Commercial real estate	35,991	36,316	(325)	(1)%
Equipment lease financing	6,424	6,514	(90)	(1)%
Total commercial	225,412	225,049	363	—
Consumer
Residential real estate	46,067	45,889	178	—
Home equity	26,203	25,983	220	1%
Automobile	14,923	14,836	87	1%
Credit card	6,961	7,069	(108)	(2)%
Education	2,131	2,173	(42)	(2)%
Other consumer	4,778	5,026	(248)	(5)%
Total consumer	101,063	100,976	87	—
Total loans	$326,475	$326,025	$450	—

Commercial loans increased modestly as an increase in commercial and industrial loans was offset by declines in both commercial real estate and equipment lease financing.

Consumer loans were relatively stable as increases in home equity, residential mortgages and automobile loans were offset by declines in the remaining portfolios as paydowns outpaced new originations.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Investment Securities

Investment securities of $138.2 billion at March 31, 2023 decreased $1.1 billion, compared to December 31, 2022, due to prepayments and maturities outpacing purchases, partially offset by the favorable impact of interest rate changes on net unrealized losses for available for sale securities.

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
Table 9: Investment Securities (a)

	March 31, 2023		December 31, 2022
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$45,291	$43,455	$45,767	$43,330
Agency residential mortgage-backed	76,701	71,565	77,385	71,073
Non-agency residential mortgage-backed	947	1,040	973	1,074
Agency commercial mortgage-backed	2,674	2,518	2,693	2,501
Non-agency commercial mortgage-backed (c)	2,624	2,529	2,992	2,883
Asset-backed (d)	7,277	7,219	7,291	7,183
Other (e)	6,482	6,319	6,642	6,394
Total investment securities (f)	$141,996	$134,645	$143,743	$134,438
(a)Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2023 and December 31, 2022.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $148 million at March 31, 2023 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2022 was $149 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at March 31, 2023 compared to December 31, 2022 primarily reflected the impact of lower interest rates on the valuation of fixed rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 4.4 years and 4.5 years at March 31, 2023 and December 31, 2022, respectively. We estimate that at March 31, 2023 the effective duration of investment securities was 4.4 years for an immediate 50 basis points parallel increase in interest rates and 4.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2022 for the effective duration of investment securities were 4.4 years and 4.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.8 years at March 31, 2023 compared to 6.0 years at December 31, 2022.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2023	Years
Agency residential mortgage-backed	7.5
Non-agency residential mortgage-backed	10.1
Agency commercial mortgage-backed	5.3
Non-agency commercial mortgage-backed	1.4
Asset-backed	2.4

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 11: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2023	2022	$	%
Deposits
Noninterest-bearing	$118,014	$124,486	$(6,472)	(5)%
Interest-bearing
Money market	63,943	64,150	(207)	—
Demand	128,404	126,143	2,261	2%
Savings	104,712	103,033	1,679	2%
Time deposits	21,760	18,470	3,290	18%
Total interest-bearing deposits	318,819	311,796	7,023	2%
Total deposits	436,833	436,282	551	—
Borrowed funds
Federal Home Loan Bank borrowings	32,020	32,075	(55)	—
Senior debt	19,622	16,657	2,965	18%
Subordinated debt	5,630	6,307	(677)	(11)%
Other	3,550	3,674	(124)	(3)%
Total borrowed funds	60,822	58,713	2,109	4%
Total funding sources	$497,655	$494,995	$2,660	1%

Total deposits increased modestly as a result of higher consumer time deposits, partially offset by seasonally lower commercial deposits. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposit products as interest rates have risen.

Borrowed funds increased due to parent company senior debt issuances in January 2023.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, loan, investment securities and deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 10 Borrowed Funds in our 2022 Form 10-K for additional information related to our borrowings.
Shareholders’ Equity

Total shareholders’ equity was $49.0 billion at March 31, 2023, an increase of $3.2 billion compared to December 31, 2022, as increases related to net income of $1.7 billion, a preferred stock issuance of $1.5 billion and an improvement in AOCI of $1.1 billion were partially offset by dividends paid of $0.7 billion and common share repurchases of $0.4 billion.
12    The PNC Financial Services Group, Inc. – Form 10-Q

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Business segment results and a description of each business are included in Note 14 Segment Reporting. Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

Net interest income in business segment results reflects our internal funds transfer pricing methodology. Assets receive a funding charge and liabilities and capital receive a funding credit based on a transfer pricing methodology that incorporates product repricing characteristics, tenor and other factors.
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 78 in Note 14 Segment Reporting. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

The PNC Financial Services Group, Inc. – Form 10-Q 13

Retail Banking

Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they want to be met – whether in a branch, through digital channels, at an ATM or through our phone-based customer contact centers – while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$2,281	$1,531	$750	49%
Noninterest income	743	745	(2)	—
Total revenue	3,024	2,276	748	33%
Provision for (recapture of) credit losses	238	(81)	319	*
Noninterest expense	1,927	1,892	35	2%
Pretax earnings	859	465	394	85%
Income taxes	202	109	93	85%
Noncontrolling interests	10	16	(6)	(38)%
Earnings	$647	$340	$307	90%
Average Balance Sheet
Loans held for sale	$542	$1,183	$(641)	(54)%
Loans
Consumer
Residential real estate	$35,421	$31,528	$3,893	12%
Home equity	24,571	22,458	2,113	9%
Automobile	14,918	16,274	(1,356)	(8)%
Credit card	6,904	6,401	503	8%
Education	2,188	2,532	(344)	(14)%
Other consumer	1,990	2,348	(358)	(15)%
Total consumer	85,992	81,541	4,451	5%
Commercial	11,438	11,610	(172)	(1)%
Total loans	$97,430	$93,151	$4,279	5%
Total assets	$115,384	$111,754	$3,630	3%
Deposits
Noninterest-bearing	$60,801	$64,058	$(3,257)	(5)%
Interest-bearing	201,720	201,021	699	—
Total deposits	$262,521	$265,079	$(2,558)	(1)%
Performance Ratios
Return on average assets	2.27%	1.23%
Noninterest income to total revenue	25%	33%
Efficiency	64%	83%
14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for three months ended March 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$131	$134	$(3)	(2)%
Card and cash management	$324	$308	$16	5%
Lending and deposit services	$181	$164	$17	10%
Residential and commercial mortgage	$104	$99	$5	5%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$188	$135	$53	39%
Serviced portfolio acquisitions	$2	$6	$(4)	(67)%
MSR asset value (b)	$2.2	$1.3	$0.9	69%
MSR capitalization value (in basis points) (b)	119	98	21	21%
Servicing income: (in millions)
Servicing fees, net (c)	$78	$33	$45	*
Mortgage servicing rights valuation, net of economic hedge	$14	$2	$12	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.4	$5.1	$(3.7)	(73)%
Loan sale margin percentage	2.26%	2.45%
Percentage of originations represented by:
Purchase volume (d)	84%	42%
Refinance volume	16%	58%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	65%	64%
Digital consumer customers (f)	75%	78%
Credit-related statistics
Nonperforming assets	$1,009	$1,168	$(159)	(14)%
Net charge-offs - loans and leases	$112	$141	$(29)	(21)%
Other statistics
ATMs	8,697	9,502	(805)	(8)%
Branches (g)	2,450	2,591	(141)	(5)%
Brokerage account client assets (in billions) (h)	$73	$74	$(1)	(1)%
*- Not Meaningful
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)Presented as of period end, except for average customer-related statistics and net charge-offs, which are both shown for the three months ended.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
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

Retail Banking earnings for the first three months of 2023 increased $307 million compared to the same period in 2022 primarily due to increased net interest income, partially offset by an increased provision for credit losses, and higher noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income was relatively stable in the comparison.

Provision for credit losses included the impact of updated economic assumptions and changes in portfolio composition and quality.

Noninterest expense increased in the comparison, and included increased technology costs and higher marketing spend.

Retail Banking average total loans increased in the first three months of 2023 compared to the same period in 2022. Average consumer loans increased 5% driven by higher residential real estate and home equity loans as a result of new volume and draws on existing accounts outpacing liquidations, as well as growth in credit card loans due to new account production and purchase volume increases. The increase was partially offset by a decline in automobile, education and other consumer loans as paydowns outpaced new
The PNC Financial Services Group, Inc. – Form 10-Q 15

originations. Average commercial loans decreased primarily due to forgiveness of PPP loans, largely offset by growth in dealer segment balances.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first three months of 2023, average total deposits decreased compared to the same period in 2022, reflecting the impact of inflationary pressures and competitive pricing dynamics.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$1,414	$1,160	$254	22%
Noninterest income	886	804	82	10%
Total revenue	2,300	1,964	336	17%
Provision for (recapture of) credit losses	(28)	(118)	90	76%
Noninterest expense	939	837	102	12%
Pretax earnings	1,389	1,245	144	12%
Income taxes	325	285	40	14%
Noncontrolling interests	5	4	1	25%
Earnings	$1,059	$956	$103	11%
Average Balance Sheet
Loans held for sale	$456	$628	$(172)	(27)%
Loans
Commercial
Commercial and industrial	$168,874	$141,622	$27,252	19%
Commercial real estate	34,605	32,433	2,172	7%
Equipment lease financing	6,451	6,099	352	6%
Total commercial	209,930	180,154	29,776	17%
Consumer	7	8	(1)	(13)%
Total loans	$209,937	$180,162	$29,775	17%
Total assets	$234,536	$200,724	$33,812	17%
Deposits
Noninterest-bearing	$58,529	$86,178	$(27,649)	(32)%
Interest-bearing	86,832	68,429	18,403	27%
Total deposits	$145,361	$154,607	$(9,246)	(6)%
Performance Ratios
Return on average assets	1.83%	1.93%
Noninterest income to total revenue	39%	41%
Efficiency	41%	43%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$785	$546	$239	44%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$27	$16	$11	69%
Commercial mortgage loan servicing income (d)	39	68	(29)	(43)%
Commercial mortgage servicing rights valuation, net of economic hedge	41	13	28	215%
Total	$107	$97	$10	10%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e)	$281	$278	$3	1%
MSR asset value (e)	$1,061	$886	$175	20%
Average loans by C&IB business
Corporate Banking	$118,229	$92,503	$25,726	28%
Real Estate	47,297	43,213	4,084	9%
Business Credit	30,180	26,535	3,645	14%
Commercial Banking	8,430	10,045	(1,615)	(16)%
Other	5,801	7,866	(2,065)	(26)%
Total average loans	$209,937	$180,162	$29,775	17%
Credit-related statistics
Nonperforming assets (e)	$801	$866	$(65)	(8)%
Net charge-offs (recoveries) - loans and leases	$85	$(1)	$86	*
*- Not Meaningful
(a)See the additional revenue discussion regarding treasury management and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
The PNC Financial Services Group, Inc. – Form 10-Q 17

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
(e)As of March 31.

Corporate & Institutional Banking earnings in the first three months of 2023 increased $103 million compared to the same period in 2022 driven by higher net interest income and noninterest income, partially offset by increased noninterest expense and a lower provision recapture.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans and lower average deposit balances.

Noninterest income increased in the comparison and included higher capital markets and advisory fees and growth in treasury management product revenue.

Noninterest expense increased in the comparison due to continued investments to support business growth.

Average loans increased compared to the three months ended March 31, 2022 due to increases in Corporate Banking, Real Estate and Business Credit, partially offset by a decrease in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased driven by strong new production throughout 2022 and higher average utilization of loan commitments.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased largely due to new production throughout 2022, partially offset by a lower average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased primarily driven by new production and higher utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by PPP loan forgiveness and lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased compared to the three months ended March 31, 2022, reflecting the impact of competitive pricing dynamics. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

Following the BBVA acquisition in 2021 and our de novo expansion efforts, we are now a coast-to-coast franchise and have a presence in the largest 30 U.S. metropolitan statistical areas. These expanded locations complement Corporate & Institutional Banking’s existing national businesses with a significant presence in these cities, and our full suite of commercial products and services are offered nationally.

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets and advisory products and services and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results, and the remainder is reflected in the results of other businesses where the customer relationship exists. The Other Information section in Table 13 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first three months of 2022, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher noninterest income.

18    The PNC Financial Services Group, Inc. – Form 10-Q

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to a higher benefit from commercial mortgage servicing rights valuation, net of economic hedge and higher revenue from commercial mortgage loans held for sale, partially offset by lower commercial mortgage servicing income.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was mostly driven by higher fees and credit valuation on customer-related derivative activities as well as asset-backed financing and underwriting fees.
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

Table 14: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$127	$138	$(11)	(8)%
Noninterest income	230	248	(18)	(7)%
Total revenue	357	386	(29)	(8)%
Provision for credit losses	9	2	7	350%
Noninterest expense	280	251	29	12%
Pretax earnings	68	133	(65)	(49)%
Income taxes	16	31	(15)	(48)%
Earnings	$52	$102	$(50)	(49)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,174	$6,989	$2,185	31%
Other consumer	4,156	4,541	(385)	(8)%
Total consumer	13,330	11,530	1,800	16%
Commercial	1,246	1,848	(602)	(33)%
Total loans	$14,576	$13,378	$1,198	9%
Total assets	$14,997	$13,801	$1,196	9%
Deposits
Noninterest-bearing	$1,846	$3,458	$(1,612)	(47)%
Interest-bearing	26,337	29,830	(3,493)	(12)%
Total deposits	$28,183	$33,288	$(5,105)	(15)%
Performance Ratios
Return on average assets	1.41%	3.00%
Noninterest income to total revenue	64%	64%
Efficiency	78%	65%
Supplemental Noninterest Income Information
Asset management fees	$224	$241	$(17)	(7)%
Brokerage fees	2	2		—
Total	$226	$243	$(17)	(7)%
Other Information
Nonperforming assets (a)	$42	$72	$(30)	(42)%
Net charge-offs - loans and leases		$2	$(2)	(100)%
Brokerage account client assets (in billions) (a)	$4	$5	$(1)	(20)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$177	$182	$(5)	(3)%
Nondiscretionary client assets under administration	156	165	(9)	(5)%
Total	$333	$347	$(14)	(4)%
Discretionary client assets under management
PNC Private Bank	$108	$115	$(7)	(6)%
Institutional Asset Management	69	67	2	3%
Total	$177	$182	$(5)	(3)%
(a)As of March 31.
(b)Excludes brokerage account client assets.

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves. This business seeks to deliver high quality banking, trust, and investment management services to our emerging affluent, high net worth and ultra high net worth clients through a broad array of products and services.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

Asset Management Group earnings in the first three months of 2023 decreased $50 million compared to the same period in 2022 primarily driven by higher noninterest expense, lower noninterest income and a decrease in net interest income.

Net interest income decreased in the comparison due to a decline in average deposits as well as narrower interest rate spreads on the value of loans.

Noninterest income decreased in the comparison primarily attributable to the asset management fee impact from lower average equity markets.

Noninterest expense increased in the comparison reflecting continued investments to support business growth.

Discretionary client assets under management decreased in comparison to the prior year, primarily due to lower equity markets as of March 31, 2023.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2022 Form 10-K describes our enterprise risk management framework including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2022 Form 10-K provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to, Credit, Market, Liquidity and Operational (including Compliance and Information Security).

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2022 Form 10-K. The following provides additional information around our loan portfolio, which is our most significant concentration of credit risk.

Loan Portfolio Characteristics and Analysis
Table 15: Details of Loans
In billions
We use several credit quality indicators, as further detailed in Note 3 Loans and Related Allowance for Credit Losses, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

The PNC Financial Services Group, Inc. – Form 10-Q 21

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% of our total loan portfolio at both March 31, 2023 and December 31, 2022. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for the loan should the borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	March 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$32,132	18%	$30,845	17%
Retail/wholesale trade	29,172	16	29,176	16
Service providers	23,186	13	23,548	13
Financial services	22,534	12	21,320	12
Real estate related (a)	17,548	10	17,780	10
Technology, media & telecommunications	11,338	6	11,845	7
Health care	10,537	6	10,649	6
Transportation and warehousing	7,824	4	7,858	4
Other industries	28,726	15	29,198	15
Total commercial and industrial loans	$182,997	100%	$182,219	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $22.2 billion related to commercial mortgages on income-producing properties, $6.7 billion of real estate construction project loans and $7.1 billion of intermediate-term financing loans as of March 31, 2023. Comparable amounts as of December 31, 2022 were $22.3 billion, $6.4 billion and $7.6 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,073	17%	$6,224	17%
Texas	3,787	11	3,871	11
Florida	3,420	10	3,275	9
Pennsylvania	1,648	5	1,638	5
Virginia	1,611	4	1,638	5
Maryland	1,446	4	1,496	4
Colorado	1,366	4	1,336	4
Illinois	1,284	4	1,321	4
Ohio	1,183	3	1,236	3
North Carolina	1,147	3	1,150	3
Other	13,026	35	13,131	35
Total commercial real estate loans	$35,991	100%	$36,316	100%
Property Type (a)
Multifamily	$14,278	40%	$13,738	38%
Office	8,880	25	9,123	25
Industrial/warehouse	3,882	11	4,035	11
Retail	2,798	8	2,855	8
Seniors housing	1,960	5	2,228	6
Hotel/motel	1,830	5	1,896	5
Mixed use	648	2	701	2
Other	1,715	4	1,740	5
Total commercial real estate loans	$35,991	100%	$36,316	100%
(a)    Presented in descending order based on loan balances at March 31, 2023.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of continuing uncertainty. We continue to closely monitor and manage our office portfolio for elevated levels of credit risk given the ongoing shift in office demand.

At March 31, 2023, our outstanding loan balances in the office portfolio totaled $8.9 billion, or 2.7% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Nonperforming loans totaled 3.5% of total office loans outstanding at March 31, 2023, while criticized loans totaled 20.0% of this portfolio. At March 31, 2023, 0.2% of total office loans outstanding were 30 or more days delinquent. We have established reserves against these loans that we believe appropriately reflect the expected credit losses in the portfolio as of March 31, 2023.

Our office portfolio is well diversified geographically across our coast-to-coast franchise. From a tenancy category perspective, 58% of this portfolio represents multi-tenant properties at March 31, 2023, which is an area where we have noted increased stress. The remaining 42% of the portfolio is comprised of single-tenant, government tenant, and medical office tenant.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2023 and December 31, 2022.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	March 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$18,802	41%	$18,609	41%
Texas	4,139	9	4,194	9
Florida	3,356	7	3,360	7
Washington	3,063	7	3,009	7
New Jersey	1,914	4	1,925	4
New York	1,556	3	1,558	3
Arizona	1,446	3	1,436	3
Colorado	1,193	3	1,192	3
Pennsylvania	1,192	3	1,188	3
North Carolina	972	2	965	2
Other	8,434	18	8,453	18
Total residential real estate loans	$46,067	100%	$45,889	100%
	March 31, 2023		December 31, 2022
Weighted-average loan origination statistics (b)
Loan origination FICO score		770		770
LTV of loan originations		73%		71%
(a)Presented in descending order based on loan balances at March 31, 2023.
(b)Weighted-averages calculated for the twelve months ended March 31, 2023 and December 31, 2022, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $40.9 billion at March 31, 2023 with 44% located in California. Comparable amounts at December 31, 2022 were $40.6 billion and 44%, respectively.

Home Equity
Home equity loans comprised $19.9 billion of home equity lines of credit and $6.3 billion of closed-end home equity installment loans at March 31, 2023. Comparable amounts were $19.5 billion and $6.5 billion as of December 31, 2022, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, brokered home equity loans, home equity lines of credit, or brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	March 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,959	19%	$5,051	19%
New Jersey	3,258	12	3,266	13
Ohio	2,326	9	2,352	9
Florida	2,136	8	2,082	8
California	1,389	5	1,247	5
Michigan	1,248	5	1,263	5
Maryland	1,245	5	1,254	5
Texas	1,186	5	1,144	4
Illinois	1,111	4	1,126	4
North Carolina	1,005	4	995	4
Other	6,340	24	6,203	24
Total home equity loans	$26,203	100%	$25,983	100%
Lien type
1st lien		56%		58%
2nd lien		44		42
Total		100%		100%
Weighted-average loan origination statistics (b)	March 31, 2023		December 31, 2022
Loan origination FICO score		773		774
LTV of loan originations		67%		67%
(a)Presented in descending order based on loan balances at March 31, 2023.
(b)Weighted-averages calculated for the twelve months ended March 31, 2023 and December 31, 2022, respectively.

Automobile
Auto loans comprised $13.8 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of March 31, 2023. Comparable amounts as of December 31, 2022 were $13.7 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	March 31, 2023	December 31, 2022
Weighted-average loan origination FICO score (a) (b)
Indirect auto	785	784
Direct auto	778	776
Weighted-average term of loan originations - in months (a)
Indirect auto	73	73
Direct auto	63	63
(a)Weighted-averages calculated for the twelve months ended March 31, 2023 and December 31, 2022, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At March 31, 2023, the portfolio balance was composed of 48% new vehicle loans and 52% used vehicle loans. Comparable amounts at December 31, 2022 were 50% and 50%, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases for which ultimate collectability of the full amount of contractual principal and interest is not probable and include nonperforming loans whose terms were modified as a result of a borrower’s financial difficulty and PCD loans, OREO and foreclosed assets. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies of this Report for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	March 31, 2023	December 31, 2022	Change
Dollars in millions			$	%
Nonperforming loans (a)
Commercial	$891	$858	$33	4%
Consumer (b)	1,119	1,127	(8)	(1)%
Total nonperforming loans	2,010	1,985	25	1%
OREO and foreclosed assets	38	34	4	12%
Total nonperforming assets	$2,048	$2,019	$29	1%
Nonperforming loans to total loans	0.62%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.63%	0.62%
Nonperforming assets to total assets	0.36%	0.36%
Allowance for loan and lease losses to nonperforming loans	236%	239%
Allowance for credit losses to nonperforming loans (c)	269%	274%
(a)In connection with the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, nonperforming loans as of March 31, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of Note 3 Loans and Related Allowance for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2023 and 2022:

Table 22: Change in Nonperforming Assets

In millions	2023	2022
January 1	$2,019	$2,506
New nonperforming assets	452	346
Charge-offs and valuation adjustments	(122)	(62)
Principal activity, including paydowns and payoffs	(172)	(274)
Asset sales and transfers to loans held for sale	(46)	(21)
Returned to performing status	(83)	(171)
March 31	$2,048	$2,324

As of March 31, 2023, approximately 98% of total nonperforming loans were secured by collateral, which lessened reserve requirements and is expected to reduce credit losses.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, labor-related supply chain pressures, higher interest rates and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers. Under
26    The PNC Financial Services Group, Inc. – Form 10-Q

the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2023 and December 31, 2022 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31 2023	December 31 2022	Change		March 31 2023	December 31 2022
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$645	$747	$(102)	(14)%	0.20%	0.23%
Accruing loans past due 60 to 89 days	225	261	(36)	(14)%	0.07%	0.08%
Total early stage loan delinquencies	870	1,008	(138)	(14)%	0.27%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	456	482	(26)	(5)%	0.14%	0.15%
Total accruing loans past due	$1,326	$1,490	$(164)	(11)%	0.41%	0.46%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both March 31, 2023 and December 31, 2022.

The decrease in accruing loans past due from December 31, 2022 was the result of lower delinquencies in both the consumer and commercial portfolios.

Accruing loans past due 90 days or more continue to accrue interest because they are (i) well secured by collateral and are in the process of collection, (ii) managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or (iii) certain government insured or guaranteed loans. As such, they are excluded from nonperforming loans.

Loan Modifications
We provide relief to our customers experiencing financial hardships through a variety of solutions. Commercial loan and lease modifications are based on each individual borrower’s situation, while consumer loan modifications are evaluated under our hardship relief programs.

On January 1, 2023, we adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. Refer to Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses for additional information on our adoption of this ASU.

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

See Note 1 Accounting Policies for additional discussion of our ACL, including details of our methodologies. Also see the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of March 31, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	March 31, 2023			December 31, 2022
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,771	$182,997	0.97%	$1,957	$182,219	1.07%
Commercial real estate	1,171	35,991	3.25%	1,047	36,316	2.88%
Equipment lease financing	104	6,424	1.62%	110	6,514	1.69%
Total commercial	3,046	225,412	1.35%	3,114	225,049	1.38%
Consumer
Residential real estate	95	46,067	0.21%	92	45,889	0.20%
Home equity	316	26,203	1.21%	274	25,983	1.05%
Automobile	199	14,923	1.33%	226	14,836	1.52%
Credit card	782	6,961	11.23%	748	7,069	10.58%
Education	64	2,131	3.00%	63	2,173	2.90%
Other consumer	239	4,778	5.00%	224	5,026	4.46%
Total consumer	1,695	101,063	1.68%	1,627	100,976	1.61%
Total	4,741	$326,475	1.45%	4,741	$326,025	1.45%
Allowance for unfunded lending related commitments	672			694
Allowance for credit losses	$5,413			$5,435
Allowance for credit losses to total loans			1.66%			1.67%
Commercial			1.60%			1.66%
Consumer			1.79%			1.69%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $205 million and $176 million at March 31, 2023 and December 31, 2022, respectively.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2023
Commercial
Commercial and industrial	$104	$20	$84	0.19%
Commercial real estate	12	2	10	0.11%
Equipment lease financing	4	3	1	0.06%
Total commercial	120	25	95	0.17%
Consumer
Residential real estate	3	3
Home equity	6	11	(5)	(0.08)%
Automobile	33	24	9	0.24%
Credit card	74	11	63	3.70%
Education	4	2	2	0.37%
Other consumer	42	11	31	2.57%
Total consumer	162	62	100	0.40%
Total	$282	$87	$195	0.24%
2022
Commercial
Commercial and industrial	$41	$30	$11	0.03%
Commercial real estate	10	1	9	0.11%
Equipment lease financing	1	3	(2)	(0.13)%
Total commercial	52	34	18	0.04%
Consumer
Residential real estate	7	5	2	0.02%
Home equity	4	21	(17)	(0.29)%
Automobile	52	31	21	0.52%
Credit card	68	12	56	3.54%
Education	4	1	3	0.48%
Other consumer	64	10	54	3.88%
Total consumer	199	80	119	0.51%
Total	$251	$114	$137	0.19%

Total net charge-offs increased $58 million, or 42%, for the first quarter of 2023 compared to the same period in 2022. The increase in the comparison was attributable to higher net charge-offs in our commercial portfolio, most notably within the commercial and industrial loan class, partially offset by lower consumer net charge-offs.

See Note 1 Accounting Policies in our 2022 Form 10-K and Note 3 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2022 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2023. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR on an ongoing basis and are required to maintain a regulatory minimum of 100%. The NSFR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 29

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2022 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $436.8 billion at March 31, 2023 from $436.3 billion at December 31, 2022, and included a continued shift from noninterest-bearing to interest-bearing deposit products, as interest rates have risen. As of March 31, 2023, uninsured deposits represented approximately 43% of our total deposit base. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies. Additionally, certain liquid assets as well as unused borrowing capacity from a number of sources are also available to manage our liquidity position.

At March 31, 2023, our liquid assets consisted of cash and due from banks and short-term investments (federal funds sold, resale agreements, trading securities and interest-earning deposits with banks) totaling $43.5 billion and securities available for sale totaling $43.2 billion. The level of liquid assets fluctuates over time based on many factors, including market conditions, loan and deposit growth and balance sheet management activities. PNC pledges securities as collateral to secure public and trust deposits, repurchase agreements and for other purposes. Pledged securities included $28.1 billion of securities held to maturity and an immaterial amount of available for sale and trading securities.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review, Note 7 Borrowed Funds included in this Report and Note 10 Borrowed Funds in the Notes To Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K for additional information related to our borrowings.
Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2023
January 1	$23.0
Issuances	2.7
Calls and maturities	(0.8)
Other	0.4
March 31	$25.3
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2023, PNC Bank had $7.9 billion of notes outstanding under this program of which $4.8 billion were senior notes and $3.1 billion were subordinated notes.
PNC Bank maintains additional secured borrowing capacity with the FHLB-Pittsburgh and through the Federal Reserve Bank discount window. The Federal Reserve Bank, however, is not viewed as a primary means of funding our routine business activities, but rather as a potential source of liquidity in a stressed environment or during a market disruption. At March 31, 2023, our unused secured borrowing capacity at the FHLB-Pittsburgh and the Federal Reserve Bank totaled $72.3 billion.
In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the Federal Reserve created a new Bank Term Funding Program as an additional source of liquidity against high-quality securities. The program offers loans of up to one year in length to eligible depository institutions, including PNC Bank, pledging certain qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. See the Recent Regulatory Developments section in this Financial Review and Item 1A Risk Factors for further detail on the risks related to the recent turmoil in the financial services industry and responsive measures to manage it.

PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At March 31, 2023, there were no issuances outstanding under this program.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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

At March 31, 2023, available parent company liquidity totaled $13.9 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $3.6 billion at March 31, 2023. See Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Authorized by the Board of Directors, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At March 31, 2023, there were no commercial paper issuances outstanding.
The following table details Parent Company note issuances in the first quarter of 2023:

Table 27: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 19, 2023	$1.25 billion	$1.25 billion of senior fixed-to-floating green bond notes with a maturity date of January 26, 2027. Interest is payable semi-annually in arrears at a fixed rate of 4.758% per annum, on January 26 and July 26 of each year, beginning on July 26, 2023. Beginning on January 26, 2026, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.085%, on April 26, 2026, July 26, 2026, October 26, 2026, and at the maturity date.
January 19, 2023	$1.5 billion	$1.5 billion of senior fixed-to-floating notes with a maturity date of January 24, 2034. Interest is payable semi-annually in arrears at a fixed rate of 5.068% per annum, on January 24 and July 24 of each year, beginning on July 24, 2023. Beginning on January 24, 2033, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index, plus 1.933% on April 24, 2033, July 24, 2033, October 24, 2033 and at the maturity date.

Parent company senior and subordinated debt outstanding totaled $16.0 billion and $13.1 billion at March 31, 2023 and December 31, 2022, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section of our 2022 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments.

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.
The PNC Financial Services Group, Inc. – Form 10-Q 31

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
The following table presents credit ratings for PNC and PNC Bank as of March 31, 2023:
Table 28: Credit Ratings for PNC and PNC Bank

March 31, 2023
	Moody’s	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1

Capital Management
Detailed information on our capital management processes and activities is included in the Supervision and Regulation section of Item 1 of our 2022 Form 10-K.

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

In the first quarter of 2023, PNC returned $1.0 billion of capital to shareholders, reflecting $0.6 billion of dividends on common shares and $0.4 billion of common share repurchases, representing 2.4 million shares. Consistent with the SCB framework, which allows for capital return of amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 47% were still available for repurchase at March 31, 2023. Due to recent market volatility and increased economic uncertainty, share repurchase activity is expected to be reduced in the second quarter of 2023 compared to recent quarters. PNC continues to evaluate and may adjust share repurchase activity, as actual amounts and timing are dependent on market and economic conditions as well as other factors. PNC's SCB for the four-quarter period that began October 1, 2022 is 2.9%.

On April 3, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share payable on May 5, 2023.

On April 5, 2023, PNC submitted its 2023 Capital Plan to the Federal Reserve under the Federal Reserve’s CCAR process. We anticipate that the Federal Reserve will provide the updated SCB requirement on a preliminary basis to PNC by June 30, 2023. The updated SCB will become effective October 1, 2023. Refer to the Supervision and Regulation section in our 2022 Form 10-K for additional information on CCAR and the SCB framework.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Table 29: Basel III Capital

	March 31, 2023
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,681)	$(3,681)
Retained earnings	55,081	54,598
Goodwill, net of associated deferred tax liabilities	(10,756)	(10,756)
Other disallowed intangibles, net of deferred tax liabilities	(363)	(363)
Other adjustments/(deductions)	(92)	(93)
Common equity Tier 1 capital (c)	$40,189	$39,705
Additional Tier 1 capital
Preferred stock plus related surplus	7,235	7,235
Tier 1 capital	$47,424	$46,940
Additional Tier 2 capital
Qualifying subordinated debt	3,541	3,541
Eligible credit reserves includable in Tier 2 capital	4,765	5,242
Total Basel III capital	$55,730	$55,723
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$435,827	$436,022
Average quarterly adjusted total assets	$556,297	$555,812
Supplementary leverage exposure (e)	$659,292	$659,291
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.2%	9.1%
Tier 1	10.9%	10.8%
Total	12.8%	12.8%
Leverage (g)	8.5%	8.4%
Supplementary leverage ratio (e)	7.2%	7.1%
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

PNC’s regulatory risk-based capital ratios are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, nonaccruals, financial difficulty modifications, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.
The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2022 Form 10-K.
At March 31, 2023, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient
The PNC Financial Services Group, Inc. – Form 10-Q 33

to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our March 31, 2023 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in the Notes To Consolidated Financial Statements in Item 8 of our 2022 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management Section in our 2022 Form 10-K for additional discussion regarding market risk.

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
Sensitivity results and market interest rate benchmarks for the first quarters of 2023 and 2022 follow:

Table 30: Interest Sensitivity Analysis

	First Quarter 2023	First Quarter 2022
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual interest rate change over the following 12 months of:
100 basis point increase	0.5%	4.6%
100 basis point decrease (a)	(0.6)%	N/A
Effect on net interest income in second year from gradual interest rate change over the preceding 12 months of:
100 basis point increase	1.3%	7.3%
100 basis point decrease (a)	(1.8)%	N/A
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
Table 31: Net Interest Income Sensitivity to Alternative Rate Scenarios

	March 31, 2023
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	(0.2)%	1.9%	(0.6)%
Second year sensitivity	1.3%	2.1%	(2.8)%

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward:
Table 32: Alternate Interest Rate Scenarios: One Year Forward

The first quarter 2023 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

LIBOR Transition
The scheduled cessation of the requirement that banks submit rates for the calculation of LIBOR after June 30, 2023 presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. For more discussion regarding the transition from LIBOR, see Item 1 Risk Factors and the Risk Management section in Item 7 of our 2022 Form 10-K.

As of December 31, 2021, PNC Bank ceased entering into new contracts with a LIBOR reference rate, except on a limited basis, as permissible. PNC is offering conforming adjustable-rate mortgages using SOFR instead of USD LIBOR, in line with Fannie Mae and Freddie Mac requirements, nonconforming adjustable-rate residential mortgages using SOFR and private education loans using Prime. Alternative rates, primarily SOFR and BSBY, are currently offered to our corporate and commercial customers. The focus for all lines of business is planning for the cessation event in June 2023 and client communication and outreach.

The Federal Reserve adopted a final rule effective February 27, 2023 that implements the Adjustable Interest Rate LIBOR Act (the “LIBOR Act”) by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the LIBOR Act. These contracts include U.S. contracts that do not mature before publication of LIBOR ends June 30, 2023, and that lack adequate fallback provisions that would replace LIBOR with a practicable replacement benchmark rate.

In addition to the previously announced transition of PNC’s Series O, Series R and Series S preferred stock to three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% per annum (“Adjusted 3-Month CME Term SOFR”), PNC will also rely on the LIBOR Act and its implementing regulations to transition the calculation of interest on the junior subordinated debentures issued by The PNC Financial Services Group, Inc. and owned by PNC Capital Trust C, a wholly-owned finance subsidiary of The PNC Financial Services Group, Inc., as well as the calculation of distributions on the trust preferred securities issued by PNC Capital Trust C. Adjusted 3-Month CME Term SOFR will be the replacement reference rate and will be used with respect to interest or distribution periods, as applicable, with determination dates occurring after June 30, 2023. Further, two series of debt securities issued by a predecessor banking subsidiary, National City Bank, will also rely on the LIBOR Act to transition the calculation of interest. The National City Bank Notes due April 1, 2043 will use Adjusted 3-Month CME Term SOFR as the replacement reference rate for interest periods with determination dates occurring after June 30, 2023. The National City Bank Notes due April 1, 2037 will use one-month CME Term SOFR plus a tenor spread adjustment of 0.11448% per annum as the replacement reference rate with respect to interest periods with determination dates occurring after June 30, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 35

PNC is actively working to address other contracts without sufficient fallbacks in advance of LIBOR cessation; however, PNC does expect to leverage the LIBOR Act for its intended purpose to address difficult exposures when necessary. We anticipate these exposures to be a small subset of our overall portfolio.

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
See the Market Risk Management – Customer-Related Trading Risk section of our 2022 Form 10-K for more information on our models used to calculate VaR and our backtesting process. Customer-related trading revenue was $84 million for the three months ended March 31, 2023, compared to $88 million for the three months ended March 31, 2022. The decrease was mainly due to lower derivative client sales revenue, offset by increases in client related trading results.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	March 31 2023	December 31 2022	Change
Dollars in millions			$	%
Tax credit investments	$4,056	$4,308	$(252)	(6)%
Private equity and other	4,267	4,129	138	3%
Total	$8,323	$8,437	$(114)	(1)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.4 billion and $2.5 billion at March 31, 2023 and December 31, 2022, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in the Notes To Consolidated Financial Statements in Item 8 of our 2022 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.0 billion and $1.8 billion at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, $1.8 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the March 31, 2023 per share closing price of $225.46 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in the Notes To Consolidated Financial Statements in Item 8 of our 2022 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.
36    The PNC Financial Services Group, Inc. – Form 10-Q

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $21 million for the three months ended March 31, 2023 and $20 million for the three months ended March 31, 2022.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in our Notes To Consolidated Financial Statements in Item 8 of our 2022 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

Bank Failures and Resolutions
Following the bank failures in March 2023 of Silicon Valley Bank, Santa Clara, California, and Signature Bank, New York, New York, and after recommendations by the boards of the FDIC and Federal Reserve and a determination by the Secretary of the Treasury in consultation with the President, the FDIC invoked the systemic risk exception to certain resolution-related and Deposit Insurance Fund restrictions in order to fully protect all depositors of both institutions, including uninsured deposits. By law, any losses to the Deposit Insurance Fund to support uninsured depositors under the systemic risk exception must be recovered by one or more special assessments on insured depository institutions or depository institution holding companies, or both. The FDIC has not yet announced the amount or timeline of any special assessments.

The Federal Reserve also created a new Bank Term Funding Program as an additional source of liquidity against high-quality securities in order to make additional funding available to eligible depository institutions. This program offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. These pledged assets will be valued at par under the Program. Eligible institutions can request advances under the Program at least through March 11, 2024.

Other Developments
In February 2023, the CFPB issued a notice of proposed rulemaking to amend the rules under the Truth in Lending Act governing credit card late fees that could reduce credit card fee income for credit card issuers, including PNC Bank. Among other things, the proposed rule would lower the safe harbor dollar amount for credit card late fees that issuers can charge to $8 regardless of whether the late payment is the initial or a subsequent late payment from $30 for an initial late payment and $41 for subsequent late payments. The proposal also would eliminate the inflation adjustment to the safe harbor and cap late fees at 25% of the consumer’s required minimum payment. The proposal also seeks comment on, among other things, whether to eliminate the safe harbor or to require a grace period of 15 calendar days before a card issuer can impose a late fee.

In February 2023, the SEC proposed changes to the rules under the Investment Advisers Act of 1940 governing the custody of client assets that would increase the obligations of registered investment advisers, such as PNC Investments, PNC Capital Advisors, LLC, and PNC TC, LLC and impact PNC Bank in its role as custodian for the clients of registered investment advisers. Among other things, the proposal would expand the current custody rule to apply to additional advisory activities and all client assets held in advisory accounts. Investment advisers with custody of client assets would be required to maintain them with a qualified custodian and enter into a written agreement and receive certain assurances from the qualified custodian regarding custodial protections. Qualified custodians would be required to hold client cash off-balance sheet, potentially reducing the liquidity available for bank lending and other activities. The SEC also has proposed rules and rule changes that would impose new obligations on registered broker-dealers and registered investment advisers with respect to cybersecurity and safeguarding of customer information, as well as mandatory swing pricing of mutual fund shares and a hard close for transacting in fund shares that would fundamentally change current industry practices.

In March 2023, the CFPB finalized its rule to implement small business data collection under Section 1071 of the Dodd-Frank Act. The final rule introduces substantial data collection and reporting requirements for small business lenders, including PNC Bank, in connection with credit applications by small businesses, which impose significant compliance and operational risks and costs. Under
The PNC Financial Services Group, Inc. – Form 10-Q 37

the final rule, PNC Bank must begin collecting certain prescribed information from small business credit applicants by no later than October 1, 2024, and begin reporting such data to the CFPB by June 1, 2025.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2022 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and Level 3 fair value measurements are described in Critical Accounting Estimates and Judgments in our 2022 Form 10-K. The following details the critical estimates and judgments around the ACL.

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

The scenarios used for the period ended March 31, 2023 reflect an increase in downside risk compared to December 31, 2022. The current outlook considers ongoing inflationary pressures, along with the projected impacts of the recent stress on the banking industry. Our most-likely expectation at March 31, 2023 is that the U.S. economy will be impacted by a mild recession in the second half of the year.

38    The PNC Financial Services Group, Inc. – Form 10-Q

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at March 31, 2023 and December 31, 2022.

Table 34: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of March 31, 2023
	2023	2024	2025
U.S. real GDP (a)	0.4%	0.3%	1.9%
U.S. unemployment rate (b)	4.1%	5.0%	4.4%
	Assumptions as of December 31, 2022
	2023	2024	2025
U.S. real GDP (a)	(0.4)%	1.4%	1.9%
U.S. unemployment rate (b)	4.9%	4.9%	4.4%
(a)Represents year-over-year growth (loss) rates.
(b)Represents quarterly average rate at December 31, 2023, 2024 and 2025, respectively.

Real GDP growth is expected to end 2023 at 0.4% on a weighted average basis, up from the (0.4%) assumed at December 31, 2022 due primarily to stronger economic activity at the start of 2023. Growth then drops narrowly to 0.3% in 2024, before jumping to 1.9% in 2025. In line with stronger-than-anticipated job growth at the start of 2023, the weighted-average projection of the unemployment rate is expected to end 2023 at 4.1%, down from the 4.9% assumed at December 31, 2022. In line with the slowing in overall economic activity, the weighted average unemployment rate is expected to increase throughout 2023 and 2024, peaking at 5.0% by year-end 2024, and gradually improving to 4.4% by the fourth quarter of 2025.

The current state of the economy reflects an environment with receding COVID-19 related risks, but heightened uncertainty remains due to structural and secular changes fostered by the pandemic for certain sectors of the economy combined with inflation, rising interest rates and ongoing labor-related supply chain pressures. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

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

See the following for additional details on the components of our ACL:
•Allowance For Credit Losses in the Credit Risk Management section of this Financial Review, and
•Note 2 Investment Securities and Note 3 Loans and Related Allowance for Credit Losses in this Report.

The PNC Financial Services Group, Inc. – Form 10-Q 39

Recently Issued Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method – ASU 2023-02 Issued March 2023
• Required effective date of January 1, 2024; early adoption is permitted.
• The amendments in this Update must be applied on either a modified retrospective or a retrospective basis.
• The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.
• A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments.
• We are currently evaluating when to adopt the amendments in ASU 2023-02 and the impact of the ASU on our consolidated results of operations and our consolidated financial position.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2023, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2023, and that there has been no change in PNC’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
40    The PNC Financial Services Group, Inc. – Form 10-Q

–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of sanctions, tariffs and other trade policies of the U.S. and its global trading partners,
–A continuation of recent turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
–PNC’s ability to attract, recruit and retain skilled employees, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–The economy continues to expand in the first half of 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short- and long-term interest rates. With much higher mortgage rates the housing market is already in contraction, with steep drops in existing home sales and single-family housing starts, and a modest decline in house prices. Other sectors where interest rates play an outsized role, such as business investment and consumer spending on durable goods, will contract over 2023.
–PNC’s baseline outlook is for a recession starting in the second half of 2023, with real GDP contracting less than 1% before recovery starts in the first half of 2024 as the Federal Reserve lowers interest rates in response to a deteriorating labor market and slower inflation. The unemployment rate will increase throughout 2023, peaking at above 5% in the second half of 2024. Inflation will slow with the recession and be back to the Federal Reserve’s 2% long-term objective by mid-2024.
–PNC expects the FOMC to raise the federal funds rate by 25 basis points in May. This would bring the federal funds rate to a range of 5.00% to 5.25% by early-May. PNC expects a federal funds rate cut of 25 basis points in early 2024 as inflation moves toward the FOMC’s 2% long-term objective.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process.
•PNC’s regulatory capital ratios in the future will depend on, among other things, our financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models and the reliability of and risks resulting from extensive use of such models.
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
The PNC Financial Services Group, Inc. – Form 10-Q 41

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
We provide greater detail regarding these as well as other factors in our 2022 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2023	2022
Interest Income
Loans	$4,258	$2,293
Investment securities	885	544
Other	516	77
Total interest income	5,659	2,914
Interest Expense
Deposits	1,291	27
Borrowed funds	783	83
Total interest expense	2,074	110
Net interest income	3,585	2,804
Noninterest Income
Asset management and brokerage	356	377
Capital markets and advisory	262	252
Card and cash management	659	620
Lending and deposit services	306	269
Residential and commercial mortgage	177	159
Other	258	211
Total noninterest income	2,018	1,888
Total revenue	5,603	4,692
Provision For (Recapture of) Credit Losses	235	(208)
Noninterest Expense
Personnel	1,826	1,717
Occupancy	251	258
Equipment	350	331
Marketing	74	61
Other	820	805
Total noninterest expense	3,321	3,172
Income before income taxes and noncontrolling interests	2,047	1,728
Income taxes	353	299
Net income	1,694	1,429
Less: Net income attributable to noncontrolling interests	17	21
Preferred stock dividends	68	45
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	$1,607	$1,361
Earnings Per Common Share
Basic	$3.98	$3.23
Diluted	$3.98	$3.23
Average Common Shares Outstanding
Basic	401	420
Diluted	402	420
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2023	2022
Net income	$1,694	$1,429
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	869	(6,315)
Net change in cash flow hedge derivatives	527	(1,758)
Pension and other postretirement benefit plan adjustments	(10)	54
Net change in Other	4	(3)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	1,390	(8,022)
Income tax benefit (expense) related to items of other comprehensive income	(326)	1,882
Other comprehensive income (loss), after tax and net of reclassifications into Net income	1,064	(6,140)
Comprehensive income (loss)	2,758	(4,711)
Less: Comprehensive income attributable to noncontrolling interests	17	21
Comprehensive income (loss) attributable to PNC	$2,741	$(4,732)
See accompanying Notes To Consolidated Financial Statements.
44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2023	December 31 2022
In millions, except par value
Assets
Cash and due from banks	$5,940	$7,043
Interest-earning deposits with banks	33,865	27,320
Loans held for sale (a)	998	1,010
Investment securities – available for sale	43,220	44,159
Investment securities – held to maturity	95,019	95,175
Loans (a)	326,475	326,025
Allowance for loan and lease losses	(4,741)	(4,741)
Net loans	321,734	321,284
Equity investments	8,323	8,437
Mortgage servicing rights	3,293	3,423
Goodwill	10,987	10,987
Other (a)	38,398	38,425
Total assets	$561,777	$557,263
Liabilities
Deposits
Noninterest-bearing	$118,014	$124,486
Interest-bearing	318,819	311,796
Total deposits	436,833	436,282
Borrowed funds
Federal Home Loan Bank borrowings	32,020	32,075
Senior debt	19,622	16,657
Subordinated debt	5,630	6,307
Other (b)	3,550	3,674
Total borrowed funds	60,822	58,713
Allowance for unfunded lending related commitments	672	694
Accrued expenses and other liabilities	14,376	15,762
Total liabilities	512,703	511,451
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,714	2,714
Capital surplus	19,864	18,376
Retained earnings	54,598	53,572
Accumulated other comprehensive income (loss)	(9,108)	(10,172)
Common stock held in treasury at cost: 144 and 142 shares	(19,024)	(18,716)
Total shareholders’ equity	49,044	45,774
Noncontrolling interests	30	38
Total equity	49,074	45,812
Total liabilities and equity	$561,777	$557,263
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.9 billion, Loans held for investment of $1.3 billion and Other assets of $0.1 billion at both March 31, 2023 and December 31, 2022.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at March 31, 2023. Comparable amounts at December 31, 2022 were less than $0.1 billion and $0.2 billion.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2023	2022
Operating Activities
Net income	$1,694	$1,429
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	235	(208)
Depreciation, amortization and accretion	65	385
Deferred income taxes (benefit)	(30)	61
Changes in fair value of mortgage servicing rights	174	(264)
Net change in
Trading securities and other short-term investments	(385)	(1,024)
Loans held for sale and related securitization activity	(11)	642
Other assets	1,108	(3,024)
Accrued expenses and other liabilities	(1,142)	969
Other	168	45
Net cash provided (used) by operating activities	$1,876	$(989)
Investing Activities
Sales
Securities available for sale	$(73)	$2,561
Loans	215	268
Repayments/maturities
Securities available for sale	2,293	6,639
Securities held to maturity	1,502	57
Purchases
Securities available for sale	(612)	(15,599)
Securities held to maturity	(1,324)	(1)
Loans	(261)	(807)
Net change in
Federal funds sold and resale agreements	32	(478)
Interest-earning deposits with banks	(6,580)	25,474
Loans	(587)	(5,631)
Other	(317)	224
Net cash provided (used) by investing activities	$(5,712)	$12,707
46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Three months ended March 31
	2023	2022
Financing Activities
Net change in
Noninterest-bearing deposits	$(6,462)	$(4,350)
Interest-bearing deposits	7,023	(2,704)
Federal funds purchased and repurchase agreements	(94)	16
Short-term Federal Home Loan Bank borrowings	(50)
Other borrowed funds	(74)	471
Sales/issuances
Senior debt	2,743
Other borrowed funds	167	289
Preferred stock	1,484
Common and treasury stock	26	22
Repayments/maturities
Federal Home Loan Bank borrowings	(5)
Senior debt		(3,750)
Subordinated debt	(750)
Other borrowed funds	(141)	(289)
Acquisition of treasury stock	(459)	(1,279)
Preferred stock cash dividends paid	(68)	(45)
Common stock cash dividends paid	(607)	(531)
Net cash provided (used) by financing activities	$2,733	$(12,150)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(1,103)	$(432)
Cash and due from banks and restricted cash at beginning of period	7,043	8,004
Cash and due from banks and restricted cash at end of period	$5,940	$7,572
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$5,335	$6,971
Restricted cash	605	601
Cash and due from banks and restricted cash at end of period	$5,940	$7,572
Supplemental Disclosures
Interest paid	$1,691	$85
Income taxes paid	$56	$16
Income taxes refunded	$3	$3
Leased assets obtained in exchange for new operating lease liabilities	$45	$43
Non-cash Investing And Financing Items
Transfer from securities available for sale to securities held to maturity		$20,041
Transfer from loans to loans held for sale, net	$106	$137
Transfer from loans to foreclosed assets	$16	$8
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 103 for a glossary of certain terms and acronyms used in this Report.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2022 Form 10-K. These interim consolidated financial statements serve to update our 2022 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been changes to certain of our accounting policies as disclosed in our 2022 Form 10-K due to the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). The updated policies impacted by this adoption are included in this Note 1 in the first quarter of 2023. Reference is made to Note 1 Accounting Policies in our 2022 Form 10-K for a detailed description of all other significant accounting policies.

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
Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. See Note 3 Loans and Related Allowance for Credit Losses for additional information on how COVID-19 hardship related loan modification delinquencies are reported as of March 31, 2023 and December 31, 2022.

Loans held for investment, excluding PCD loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. Amortized cost basis does not include accrued interest, as we include accrued interest in Other assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method over the contractual life. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan. The processing fee received for loans originated through PPP lending under the CARES Act is deferred and accreted into Net interest income using the effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement, and are excluded from the measurement of ALLL.

In addition to originating loans, we also acquire loans through the secondary loan market, portfolio purchases or acquisitions of other financial services companies. Certain acquired loans that have experienced a more-than-insignificant deterioration of credit quality since origination (i.e., PCD) are recognized at an amortized cost basis equal to their purchase price plus an ALLL measured at the acquisition date. PNC considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to nonperforming status, delinquency, risk ratings and other qualitative factors that indicate deterioration in credit quality since origination. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized through a charge to the provision for credit losses resulting in an increase in the ALLL. Subsequent increases in expected cash flows are recognized as a provision recapture of previously recorded ALLL.

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

On January 1, 2023, we adopted ASU 2022-02, which eliminates the accounting guidance for TDRs. See Note 1 Accounting Policies in our 2022 Form 10-K for a description of our accounting policies for TDRs that were in effect prior to adoption.

Modifications to borrowers experiencing financial difficulty result from our loss mitigation activities and include principal forgiveness, interest rate reductions, payment delays, term extensions, or combinations thereof. Modified loans to borrowers experiencing financial difficulty continue to be subject to our existing nonaccrual policies. Expected losses or recoveries on loans where modifications have been granted to borrowers experiencing financial difficulty have been factored into the ALLL estimates for each loan class under the methodologies described in this Note. Refer to Note 3 Loans and Related Allowance for Credit Losses for more information on modifications granted to borrowers experiencing financial difficulty.

See the following for additional information related to loans, including further discussion regarding our policies, the methodologies and significant inputs used to determine the ALLL and additional details on the composition of our loan portfolio:
•Nonperforming Loans and Leases section of this Note 1,
•Allowance for Credit Losses section of this Note 1,
•Note 3 Loans and Related Allowance for Credit Losses in this Report, and
•Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 49

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
–The loan is rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:
•The collection of principal or interest is 90 days or more past due,
•Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not,
•The borrower has filed or will likely file for bankruptcy,
•The bank advances additional funds to cover principal or interest,
•We are in the process of liquidating a commercial borrower, or
•We are pursuing remedies under a guarantee.

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
• Certain government insured or guaranteed loans where substantially all principal and interest is insured.
• Commercial purchasing card assets that do not accrue interest.

Consumer
Loans classified as nonperforming and accounted for as nonaccrual
•  Loans accounted for at amortized cost where full collection of contractual principal and interest is not deemed probable as demonstrated in the policies below:
–  The loan is 90 days past due for home equity and installment loans, and 180 days past due for well secured residential real estate loans,
–  The loan has been modified due to a borrower experiencing financial difficulty and is not government insured or guaranteed,
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
–  The bank has ordered the repossession of non-real estate collateral securing the loan, or
–  The bank has charged-off the loan to the value of the collateral.

Loans excluded from nonperforming classification but accounted for as nonaccrual
•  Loans accounted for under the fair value option and full collection of principal and interest is not probable.
•  Loans accounted for at the lower of cost or market less costs to sell (held for sale) and full collection of principal and interest is not probable.

Loans excluded from nonperforming classification and nonaccrual accounting
• Certain government insured or guaranteed loans where substantially all principal and interest is insured.
•  Residential real estate loans that are well secured and in the process of collection.
•  Consumer loans and lines of credit, not secured by residential real estate or automobiles, as permitted by regulatory guidance.

Commercial
We generally charge-off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well-secured, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. For commercial loans and leases less than a defined dollar threshold, balances are generally charged-off in full after 180 days for loans and 120 days for leases.

Consumer
We generally charge-off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair value of collateral less costs to sell, if lower than the amortized cost basis of the loan outstanding, when delinquency of the loan, combined with other risk factors (e.g., bankruptcy or lien position), indicates that the loan, or some portion thereof, is uncollectible as per our historical experience, or the collateral has been repossessed. We charge-off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by automobiles or residential real estate, are charged-off once they have reached 120-180 days past due.

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged-off resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an
50    The PNC Financial Services Group, Inc. – Form 10-Q

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
If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance; payments are then applied to recover any charged-off amounts related to the loan. Finally, if both principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. For certain consumer loans, the receipt of interest payments is recognized as interest income on a cash basis. Cash basis income recognition is applied if a loan’s amortized cost basis is deemed fully collectible and the loan has performed for at least six months. For loans modified due to a borrower experiencing financial difficulty, payments are applied based upon their contractual terms unless the related loan is deemed nonperforming. Loans modified due to a borrower experiencing financial difficulty are generally included in nonperforming and nonaccrual loans if they are not government insured or guaranteed. However, after a reasonable period of time, generally six months, in which the loan performs under modified terms and meets other performance indicators, it is returned to performing/accruing status. This return to performing/accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. Loan modifications granted to borrowers experiencing financial difficulty resulting from (i) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, and (ii) borrowers that are not currently obligated to make both principal and interest payments under the modified terms are not returned to accrual status.
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
Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. OREO comprises principally residential and commercial real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted and a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.
For certain mortgage loans that have a government guarantee, we establish a separate other receivable upon foreclosure. The receivable is measured based on the loan balance (inclusive of principal and interest) that is expected to be recovered from the guarantor.
See Note 3 Loans and Related Allowance for Credit Losses for additional information on loan modifications granted to borrowers experiencing financial difficulty, nonperforming assets and credit quality indicators related to our loan portfolio.

The PNC Financial Services Group, Inc. – Form 10-Q 51

Allowance for Credit Losses

Our ACL is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the estimated contractual term of the assets or exposures as of the balance sheet date. The remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any contractually embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the paydown or default time period.

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long-run average expected losses, where applicable and (iii) the long run average expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

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

The reversion period is used to bridge our three year reasonable and supportable forecast period and the long run average expected credit losses. We consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long run average period. The reversion period is typically one to three years, if not immediate.

The long-run average expected credit losses are derived from long run historical credit loss information adjusted for the credit quality of the current portfolio, and therefore do not consider current and forecasted economic conditions.

See the following sections related to loans and unfunded lending related commitments for details about specific methodologies.

52    The PNC Financial Services Group, Inc. – Form 10-Q

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
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool for the forecast period •For the long run average period, internal risk ratings based on borrower characteristics	•Property values and anticipated liquidation costs	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Net charge-off and pay-down rates are used to estimate expected losses in lieu of discrete risk parameters

The PNC Financial Services Group, Inc. – Form 10-Q 53

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Investment measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long run economic conditions for retail small balance obligors
Commercial real estate (CRE)	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long run economic conditions
Automobile	•Unemployment rates, HPI, personal consumption expenditure and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal and external historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long run economic conditions
Education / Other consumer	•Net charge-off and pay-down rates are used to estimate expected losses in lieu of discrete risk parameters

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
Discounted Cash Flow
Prior to January 1, 2023, we used a discounted cash flow methodology for our home equity and residential real estate loan classes. Effective January 1, 2023, we discontinued our use of a discounted cash flow methodology, and we now use a pooled expected loss methodology based upon the quantification of risk parameters, such as PD, LGD and EAD for a loan or loan segment. See Note 1 Accounting Policies in our 2022 Form 10-K for a description of our use of a discounted cash flow methodology prior to January 1, 2023.
Individually Assessed Component
Loans and leases that do not share similar risk characteristics with a pool of loans are individually assessed as follows:
•For commercial nonperforming loans greater than or equal to a defined dollar threshold, reserves are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Nonperforming commercial loans below the defined threshold are reserved for under a pooled basis.
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
54    The PNC Financial Services Group, Inc. – Form 10-Q

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

See Note 3 Loans and Related Allowance for Credit Losses for additional information about our loan portfolio and the related allowance.
Accrued Interest
When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. We consider our nonaccrual and charge-off policies to be timely for all of our investment securities, loans and leases, with the exception of consumer credit cards, education loans and certain unsecured consumer lines of credit. We consider the length of time before nonaccrual/charge-off and the use of appropriate other triggering events for nonaccrual and charge-offs in making this determination. Pursuant to these policy elections, we calculate reserves for accrued interest on credit cards, education loans and certain unsecured consumer lines of credit, which are then included within the ALLL. See the Debt Securities section of Note 1 Accounting Policies in our 2022 Form 10-K and the Nonperforming Loans and Leases section of this Note 1 for additional information on our nonaccrual and charge-off policies.

See Note 1 Accounting Policies in our 2022 Form 10-K for a description of the accounting policies related to the applicable reserves on accrued interest for our home equity and residential real estate loan classes prior to January 1, 2023.
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

See Note 3 Loans and Related Allowance for Credit Losses for additional information about this allowance.

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
• Guidance in these ASUs is effective as of March 12, 2020 through December 31, 2024.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020. ASU 2022-06 was adopted upon issuance.
• Refer to Note 1 Accounting Policies in our 2022 Form 10-K for more information on elections of optional expedients that occurred in 2020, 2021 and 2022.
 • We did not make any additional elections for the first quarter of 2023. We expect to continue to elect various optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

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
• Requires a prospective transition approach to all amendments except those related to the recognition and measurement of TDRs (which allow the option to apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings in the period of adoption).

• Adopted January 1, 2023 using a modified retrospective transition approach for the amendments related to the recognition and measurement of TDRs.
• The impact of adoption resulted in a decrease to the beginning period ALLL of $35 million, resulting in an increase to Retained Earnings of $26 million, net of tax, as of January 1, 2023.
• The presentation of our loan modification disclosures have been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty and can be found within Note 3 Loans and Related Allowance for Credit Losses. TDR disclosures are presented for comparative periods only and are not required to be updated in current periods. Additionally, our vintage disclosure has been updated to reflect gross charge-offs by year of origination.

56    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)(b)

	March 31, 2023				December 31, 2022
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$8,453	$14	$(720)	$7,747	$9,196	$10	$(836)	$8,370
Residential mortgage-backed
Agency	31,510	25	(2,840)	28,695	32,114	13	(3,304)	28,823
Non-agency	675	123	(11)	787	697	131	(9)	819
Commercial mortgage-backed
Agency	1,852	1	(148)	1,705	1,845		(170)	1,675
Non-agency	1,020		(65)	955	1,325		(69)	1,256
Asset-backed	393	28	(2)	419	103	27	(1)	129
Other	3,074	40	(202)	2,912	3,288	44	(245)	3,087
Total securities available for sale	$46,977	$231	$(3,988)	$43,220	$48,568	$225	$(4,634)	$44,159
Securities Held to Maturity
U.S. Treasury and government agencies	$36,838	$32	$(1,162)	$35,708	$36,571	$6	$(1,617)	$34,960
Residential mortgage-backed
Agency	45,191	134	(2,455)	42,870	45,271	74	(3,095)	42,250
Non-agency	272		(19)	253	276		(21)	255
Commercial mortgage-backed
Agency	822	10	(19)	813	848	4	(26)	826
Non-agency	1,604	1	(31)	1,574	1,667		(40)	1,627
Asset-backed	6,884	13	(97)	6,800	7,188	6	(140)	7,054
Other	3,408	39	(40)	3,407	3,354	25	(72)	3,307
Total securities held to maturity (d)	$95,019	$229	$(3,823)	$91,425	$95,175	$115	$(5,011)	$90,279
(a) At March 31, 2023, the accrued interest associated with our held to maturity and available for sale portfolios totaled $257 million and $135 million, respectively. The comparable amounts at December 31, 2022 were $282 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2023 and December 31, 2022.
(c) Amortized cost is presented net of allowance of $142 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities and $6 million for securities held to maturity at March 31, 2023. The comparable amounts at December 31, 2022 were $142 million and $7 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $4.9 billion at March 31, 2023 related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at March 31, 2023 included $30 million of net unsettled sales that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for March 31, 2022 was $0.8 billion of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At March 31, 2023, the allowance for investment securities was $148 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2022 was $149 million. See Note 1 Accounting Policies in our 2022 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At March 31, 2023, AOCI included pretax losses of $305 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at March 31, 2023 and December 31, 2022. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss
The PNC Financial Services Group, Inc. – Form 10-Q 57

exists. As part of that assessment, as of March 31, 2023, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2023
U.S. Treasury and government agencies	$(55)	$1,316	$(665)	$5,995	$(720)	$7,311
Residential mortgage-backed
Agency	(302)	6,475	(2,538)	20,353	(2,840)	26,828
Non-agency	(6)	93	(3)	30	(9)	123
Commercial mortgage-backed
Agency	(20)	406	(128)	1,244	(148)	1,650
Non-agency	(8)	86	(46)	756	(54)	842
Asset-backed	(2)	253	(1)	11	(3)	264
Other	(10)	502	(161)	1,825	(171)	2,327
Total securities available for sale	$(403)	$9,131	$(3,542)	$30,214	$(3,945)	$39,345
December 31, 2022
U.S. Treasury and government agencies	$(601)	$5,868	$(235)	$2,208	$(836)	$8,076
Residential mortgage-backed
Agency	(1,744)	19,036	(1,560)	8,971	(3,304)	28,007
Non-agency	(6)	112	(2)	17	(8)	129
Commercial mortgage-backed
Agency	(125)	1,283	(45)	372	(170)	1,655
Non-agency	(44)	750	(18)	394	(62)	1,144
Asset-backed			(1)	5	(1)	5
Other	(96)	1,418	(112)	1,144	(208)	2,562
Total securities available for sale	$(2,616)	$28,467	$(1,973)	$13,111	$(4,589)	$41,578

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 37: Gains (Losses) on Sales of Securities Available for Sale (a)

Three months ended March 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2022	$11	$(15)	$(4)	$(1)
(a) Amounts for the three months ended March 31, 2023 were less than $1 million.

58    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2023:
Table 38: Contractual Maturity of Debt Securities

March 31, 2023 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1,217	$3,400	$1,789	$2,047	$8,453
Residential mortgage-backed
Agency	1	97	3,598	27,814	31,510
Non-agency			8	667	675
Commercial mortgage-backed
Agency	64	443	924	421	1,852
Non-agency		120	100	800	1,020
Asset-backed		45	9	339	393
Other	308	2,084	528	154	3,074
Total securities available for sale at amortized cost	$1,590	$6,189	$6,956	$32,242	$46,977
Fair value	$1,574	$5,847	$6,419	$29,380	$43,220
Weighted-average yield, GAAP basis (a)	2.23%	1.89%	2.30%	2.93%	2.23%
Securities Held to Maturity
U.S. Treasury and government agencies	$1,927	$30,359	$3,634	$918	$36,838
Residential mortgage-backed
Agency		9	326	44,856	45,191
Non-agency				272	272
Commercial mortgage-backed
Agency		85	474	263	822
Non-agency		114		1,490	1,604
Asset-backed	7	2,145	2,132	2,600	6,884
Other	200	1,155	666	1,387	3,408
Total securities held to maturity at amortized cost	$2,134	$33,867	$7,232	$51,786	$95,019
Fair value	$2,107	$32,973	$6,986	$49,359	$91,425
Weighted-average yield, GAAP basis (a)	1.28%	1.39%	3.27%	2.90%	2.35%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At March 31, 2023, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $39.2 billion and $33.0 billion and fair value of $36.6 billion and $31.0 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31, 2023	December 31, 2022
Pledged to others	$27,586	$24,708
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,357	$1,266
Permitted amount repledged to others	$1,357	$1,266

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 12 Financial Derivatives for information related to securities pledged and accepted as collateral for derivatives.

The PNC Financial Services Group, Inc. – Form 10-Q 59

NOTE 3 LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

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

Table 40 presents the composition and delinquency status of our loan portfolio at March 31, 2023 and December 31, 2022. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from rising inflation levels, labor-related supply chain pressures, higher interest rates, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers. Under the CARES Act credit reporting rules, certain loans modified due to COVID-19 related hardships are not being reported as past due as of March 31, 2023 and December 31, 2022 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Table 40: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2023
Commercial
Commercial and industrial	$182,175	$119	$21	$134	$274		$548		$182,997
Commercial real estate	35,628	25	1		26		337		35,991
Equipment lease financing	6,380	33	5		38		6		6,424
Total commercial	224,183	177	27	134	338		891		225,412
Consumer
Residential real estate	44,558	245	98	178	521	(c)	432	$556	46,067
Home equity	25,537	48	18		66		523	77	26,203
Automobile	14,676	79	18	5	102		145		14,923
Credit card	6,795	48	35	74	157		9		6,961
Education	2,019	35	21	56	112	(c)			2,131
Other consumer	4,738	13	8	9	30		10		4,778
Total consumer	98,323	468	198	322	988		1,119	633	101,063
Total	$322,506	$645	$225	$456	$1,326		$2,010	$633	$326,475
Percentage of total loans	98.78%	0.20%	0.07%	0.14%	0.41%		0.62%	0.19%	100.00%
December 31, 2022
Commercial
Commercial and industrial	$181,223	$169	$27	$137	$333		$663		$182,219
Commercial real estate	36,104	19	4		23		189		36,316
Equipment lease financing	6,484	20	4		24		6		6,514
Total commercial	223,811	208	35	137	380		858		225,049
Consumer
Residential real estate	44,306	281	112	199	592	(c)	424	$567	45,889
Home equity	25,305	53	20		73		526	79	25,983
Automobile	14,543	106	25	7	138		155		14,836
Credit card	6,906	50	35	70	155		8		7,069
Education	2,058	34	22	59	115	(c)			2,173
Other consumer	4,975	15	12	10	37		14		5,026
Total consumer	98,093	539	226	345	1,110		1,127	646	100,976
Total	$321,904	$747	$261	$482	$1,490		$1,985	$646	$326,025
Percentage of total loans	98.73%	0.23%	0.08%	0.15%	0.46%		0.61%	0.20%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.3 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at both March 31, 2023 and December 31, 2022, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, these loans have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.8 billion and $0.9 billion at March 31, 2023 and December 31, 2022, respectively.
(f)Collateral dependent loans totaled $1.2 billion and $1.3 billion at March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023, we pledged $27.8 billion of commercial and other loans to the Federal Reserve Bank and $94.0 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2022 were $28.1 billion and $90.4 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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
The following table presents our nonperforming assets as of March 31, 2023 and December 31, 2022, respectively:
Table 41: Nonperforming Assets

Dollars in millions	March 31, 2023	December 31, 2022
Nonperforming loans (a)
Commercial	$891	$858
Consumer (b)	1,119	1,127
Total nonperforming loans (c)	2,010	1,985
OREO and foreclosed assets	38	34
Total nonperforming assets	$2,048	$2,019
Nonperforming loans to total loans	0.62%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.63%	0.62%
Nonperforming assets to total assets	0.36%	0.36%
(a)In connection with the adoption of ASU 2022-02, nonperforming loans as of March 31, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of this Note 3 for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Nonperforming loans for which there is no related ALLL totaled $0.6 billion at March 31, 2023 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2022 was $0.7 billion.

Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
62    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 42: Commercial Credit Quality Indicators (a) (b)

	Term Loans by Origination Year
March 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$7,365	$37,110	$10,730	$7,134	$5,534	$16,109	$91,552	$67	$175,601
Criticized	31	1,541	422	375	246	843	3,908	30	7,396
Total commercial and industrial loans	$7,396	$38,651	$11,152	$7,509	$5,780	$16,952	$95,460	$97	$182,997
Gross charge-offs (c)	$5	$4	$22	$4		$9	$55	5	$104
Commercial real estate
Pass Rated	$672	$9,321	$4,043	$2,993	$5,477	$9,602	$350		$32,458
Criticized		280	98	322	653	2,177	3		3,533
Total commercial real estate loans	$672	$9,601	$4,141	$3,315	$6,130	$11,779	$353		$35,991
Gross charge-offs					$12				$12
Equipment lease financing
Pass Rated	$325	$1,751	$909	$887	$619	$1,732			$6,223
Criticized	8	60	41	41	29	22			201
Total equipment lease financing loans	$333	$1,811	$950	$928	$648	$1,754			$6,424
Gross charge-offs			$1	$3					$4
Total commercial loans	$8,401	$50,063	$16,243	$11,752	$12,558	$30,485	$95,813	$97	$225,412
Total commercial gross charge-offs	$5	$4	$23	$7	$12	$9	$55	5	$120

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$41,685	$12,493	$8,134	$6,261	$4,209	$13,165	$89,384	$69	$175,400
Criticized	1,259	423	277	299	297	551	3,682	31	6,819
Total commercial and industrial	42,944	12,916	8,411	6,560	4,506	13,716	93,066	100	182,219
Commercial real estate
Pass Rated	8,835	4,153	3,266	5,511	3,005	7,454	450		32,674
Criticized	348	37	322	758	807	1,367	3		3,642
Total commercial real estate	9,183	4,190	3,588	6,269	3,812	8,821	453		36,316
Equipment lease financing
Pass Rated	1,797	962	942	670	410	1,495			6,276
Criticized	60	55	56	39	17	11			238
Total equipment lease financing	1,857	1,017	998	709	427	1,506			6,514
Total commercial	$53,984	$18,123	$12,997	$13,538	$8,745	$24,043	$93,519	$100	$225,049
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2023 and December 31, 2022.
(b)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.
(c)Gross charge-offs for the 2023 origination year include deposit overdrafts.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 43: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes (a)

	Term Loans by Origination Year
March 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$41	$98	$36	$11	$46			$236
Greater than or equal to 80% to 100%	388	4,433	1,469	295	95	134			6,814
Less than 80%	804	5,983	14,606	6,818	2,273	7,780			38,264
No LTV available	43		23			3			69
Government insured or guaranteed loans	1	13	17	70	39	544			684
Total residential real estate loans	$1,240	$10,470	$16,213	$7,219	$2,418	$8,507			$46,067
Updated FICO scores
Greater than or equal to 780	$520	$7,179	$12,230	$5,078	$1,533	$4,291			$30,831
720 to 779	556	2,656	2,957	1,364	511	1,651			9,695
660 to 719	87	541	768	404	182	868			2,850
Less than 660	9	64	133	121	91	807			1,225
No FICO score available	67	17	108	182	62	346			782
Government insured or guaranteed loans	1	13	17	70	39	544			684
Total residential real estate loans	$1,240	$10,470	$16,213	$7,219	$2,418	$8,507			$46,067
Gross charge-offs				$1		$2			$3
Home equity
Current estimated LTV ratios
Greater than 100%			$3	$15	$8	$17	$303	$217	$563
Greater than or equal to 80% to 100%			6	55	27	35	1,185	1,892	3,200
Less than 80%			167	2,020	928	2,976	7,227	9,122	22,440
Total home equity loans			$176	$2,090	$963	$3,028	$8,715	$11,231	$26,203
Updated FICO scores
Greater than or equal to 780			$109	$1,297	$520	$1,839	$4,941	$5,823	$14,529
720 to 779			44	523	254	603	2,237	2,996	6,657
660 to 719			18	205	130	316	1,160	1,615	3,444
Less than 660			5	62	58	261	364	734	1,484
No FICO score available				3	1	9	13	63	89
Total home equity loans			$176	$2,090	$963	$3,028	$8,715	$11,231	$26,203
Gross charge-offs						$2		$4	$6
64    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$52	$20	$10	$4	$41			$131
Greater than or equal to 80% to 100%	1,185	678	232	84	24	92			2,295
Less than 80%	9,396	15,844	7,074	2,346	822	7,220			42,702
No LTV available		61		3		4			68
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Updated FICO scores
Greater than or equal to 780	$6,825	$12,596	$5,276	$1,623	$463	$4,027			$30,810
720 to 779	3,172	3,024	1,369	476	180	1,457			9,678
660 to 719	514	744	378	189	98	796			2,719
Less than 660	63	108	110	88	71	740			1,180
No FICO score available	11	163	193	67	38	337			809
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Home equity
Current estimated LTV ratios
Greater than 100%		$4	$14	$9	$2	$15	$268	$137	$449
Greater than or equal to 80% to 100%		4	51	27	4	31	854	1,149	2,120
Less than 80%		172	2,078	961	285	2,851	7,780	9,287	23,414
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
Updated FICO scores
Greater than or equal to 780		$110	$1,357	$554	$155	$1,791	$5,093	$5,545	$14,605
720 to 779		47	515	248	64	567	2,305	2,843	6,589
660 to 719		19	211	140	42	288	1,146	1,449	3,295
Less than 660		4	57	54	29	242	342	671	1,399
No FICO score available			3	1	1	9	16	65	95
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
(a)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.

The PNC Financial Services Group, Inc. – Form 10-Q 65

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes (a)

	Term Loans by Origination Year
March 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$971	$1,982	$1,953	$800	$634	$234			$6,574
720 to 779	474	1,647	1,176	491	457	218			4,463
660 to 719	212	890	600	303	340	186			2,531
Less than 660	15	259	293	214	330	244			1,355
Total automobile loans	$1,672	$4,778	$4,022	$1,808	$1,761	$882			$14,923
Gross charge-offs		$5	$6	$5	$10	$7			$33
Credit card
Updated FICO scores
Greater than or equal to 780							$1,876	$1	$1,877
720 to 779							1,913	5	1,918
660 to 719							1,985	13	1,998
Less than 660							1,021	35	1,056
No FICO score available or required (b)							109	3	112
Total credit card loans							$6,904	$57	$6,961
Gross charge-offs							$67	$7	$74
Education
Updated FICO scores
Greater than or equal to 780	$2	$87	$51	$46	$57	$385			$628
720 to 779	9	55	27	23	29	161			304
660 to 719	7	19	8	8	9	65			116
Less than 660	2	2	1	1	2	25			33
No FICO score available or required (b)	5	8	6	5	2	1			27
Total loans using FICO credit metric	25	171	93	83	99	637			1,108
Other internal credit metrics						1,023			1,023
Total education loans	$25	$171	$93	$83	$99	$1,660			$2,131
Gross charge-offs					$1	$3			$4
Other consumer
Updated FICO scores
Greater than or equal to 780	$57	$203	$78	$41	$34	$24	$41	$2	$480
720 to 779	93	263	101	53	47	25	82	2	666
660 to 719	62	191	96	56	51	27	90	2	575
Less than 660		48	45	33	34	20	44	2	226
Total loans using FICO credit metric	212	705	320	183	166	96	257	8	1,947
Other internal credit metrics	6	126	36	36	75	29	2,502	21	2,831
Total other consumer loans	$218	$831	$356	$219	$241	$125	$2,759	$29	$4,778
Gross charge-offs (c)	$16	$3	$5	$4	$6	$4	$4		$42

66    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$2,390	$2,162	$922	$760	$241	$75			$6,550
720 to 779	1,702	1,312	561	538	222	69			4,404
660 to 719	854	660	341	401	187	56			2,499
Less than 660	193	290	230	368	228	74			1,383
Total automobile	$5,139	$4,424	$2,054	$2,067	$878	$274			$14,836
Credit card
Greater than or equal to 780							$1,954	$2	$1,956
720 to 779							1,994	6	2,000
660 to 719							1,957	13	1,970
Less than 660							1,001	35	1,036
No FICO score available or required (b)							104	3	107
Total credit card							$7,010	$59	$7,069
Education
Greater than or equal to 780	$42	$53	$48	$61	$51	$357			$612
720 to 779	39	27	24	30	24	143			287
660 to 719	21	8	8	9	8	59			113
Less than 660	4	1	1	2	2	24			34
No FICO score available or required (b)	20	8	7	3		1			39
Education loans using FICO credit metric	126	97	88	105	85	584			1,085
Other internal credit metrics						1,088			1,088
Total education	$126	$97	$88	$105	$85	$1,672			$2,173
Other consumer
Greater than or equal to 780	$224	$97	$53	$46	$14	$18	$47	$2	$501
720 to 779	302	122	68	62	20	15	89	2	680
660 to 719	229	110	68	66	28	8	95	2	606
Less than 660	32	48	37	40	20	6	44	2	229
Other consumer loans using FICO credit metric	787	377	226	214	82	47	275	8	2,016
Other internal credit metrics	125	43	40	34	7	29	2,720	12	3,010
Total other consumer	$912	$420	$266	$248	$89	$76	$2,995	$20	$5,026
(a)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.
(b)Loans with no FICO score available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
(c)Gross charge-offs for the 2023 origination year include deposit overdrafts.

The PNC Financial Services Group, Inc. – Form 10-Q 67

Loan Modifications to Borrowers Experiencing Financial Difficulty

On January 1, 2023, we adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty.

We modify loans to borrowers experiencing financial difficulty as a result of our loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, or combinations thereof.
•Principal forgiveness includes principal and accrued interest forgiveness.
•Interest rate reductions include modifications where the interest rate is reduced and interest is deferred.
•Term extensions extend the original contractual maturity date of the loan.
•Payment delays consist of modifications where we expect to collect contractual amounts due, but that result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.
•We also offer repayment plans for some of our credit card and unsecured line of credit products, which provide for a reduced payment and interest rate for a specific period of time.
•Additionally, modifications to borrowers experiencing financial difficulty also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their obligations to us, and those that enter into trial modifications.

Loan modifications granted to borrowers experiencing financial difficulty exclude loans held for sale and loans accounted for under the fair value option. Government insured or guaranteed loans, commercial loans with an appraised value of collateral that exceeds the loan value, and loans with guarantor support are evaluated for inclusion in our disclosed population of loan modifications granted to borrowers experiencing financial difficulty, if the loan has been modified in the current period. Refer to Note 1 Accounting Policies for additional information around our adoption of ASU 2022-02.

The following table presents the amortized cost basis, as of March 31, 2023, of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Table 45: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a)

Three months ended March 31, 2023 Dollars in millions	Principal Forgiveness	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Term Extension	Other (b)	Total	% of Loan Class
Commercial
Commercial and industrial	$1	$198	$20			$5	$224	0.12%
Commercial real estate		273					273	0.76%
Total commercial	1	471	20			5	497	0.22%
Consumer
Residential real estate			46		$2	1	49	0.11%
Home equity			1		2	2	5	0.02%
Credit card				$13			13	0.19%
Education		58					58	2.72%
Other consumer				1			1	0.02%
Total consumer		58	47	14	4	3	126	0.12%
Total	$1	$529	$67	$14	$4	$8	$623	0.19%
(a)At March 31, 2023, there were $0.1 billion of unfunded lending related commitments associated with loan modifications to borrowers experiencing financial difficulty.
(b)Includes loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court. Amounts also include trial modifications.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 46 presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Table 46: Financial Effect of Modifications to Borrowers Experiencing Financial Difficulty (a)

Three months ended March 31, 2023 Dollars in millions	Total Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial	$2		5	2
Commercial real estate			13
Consumer
Residential real estate		1.71%	145	8
Home equity		0.77%	51	6
Education			27
(a)Excludes the financial effects of modifications for loans that were paid off, charged-off or otherwise liquidated as of period end.

Repayment plans are excluded from Table 46. The terms of these programs, which are offered for certain credit card and unsecured line of credit products, are as follows:
•Short-term programs are granted for periods of 6 and 12 months. These programs are structurally similar such that the interest rate is reduced to a standard rate of 4.99% and the minimum payment percentage is adjusted to 1.90% of the outstanding balance. At the end of the 6 or 12 months, the borrower is returned to the original contractual interest rate and minimum payment amount specified in the original lending agreement.
•Fully-amortized repayment plans are also granted, the most common of which being a 60-month program. In this program, we convert the borrower’s drawn and unpaid balances into a fully-amortized repayment plan consisting of an interest rate of 4.99% and a minimum payment amount of 1.90%. This fully-amortized program is designed in a manner that allows the drawn and unpaid amounts to be recaptured at the end of the 60 months.
After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of March 31, 2023, of loans that have been modified as a result of a borrower’s financial difficulty during the three months ended March 31, 2023:

Table 47: Delinquency Status of Loans Modified to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended March 31, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial
Commercial and industrial	$218	$5	$1	$	$224
Commercial real estate	273				273
Total commercial	491	5	1		497
Consumer
Residential real estate	24	10	2	13	49
Home equity	4			1	5
Credit card	7	2	2	2	13
Education	54	2		2	58
Other consumer	1				1
Total consumer	90	14	4	18	126
Total	$581	$19	$5	$18	$623
(a)Represents amortized cost basis.
(b)Amounts include nonaccrual loans that were current or less than 30 days past due of $49 million and $18 million for the commercial and consumer portfolios, respectively. Nonaccrual amounts included in the table above that were 30 or more days delinquent totaled $5 million and $23 million for the commercial and consumer portfolios, respectively.

We generally consider loan modifications to borrowers experiencing financial difficulty to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Loans that were both (i) modified due to a financial difficulty during the period, and (ii) subsequently defaulted during the three months ended March 31, 2023 were not material.

The PNC Financial Services Group, Inc. – Form 10-Q 69

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Table 48 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three months ended March 31, 2022. Additionally, the table provides information about the types of TDR concession. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional discussion of TDRs.

Table 48: Financial Impact and TDRs by Concession Type (a)

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
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurred.
After a loan was determined to be a TDR, we continued to track its performance under its most recent restructured terms. We considered a TDR to have subsequently defaulted when it became 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs within the last twelve months from the balance sheet date, and (ii) subsequently defaulted during the three months ended March 31, 2022 totaled $9 million.

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 49: Rollforward of Allowance for Credit Losses

	Three months ended March 31
	2023			2022
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868
Adoption of ASU 2022-02 (a)		(35)	(35)
Beginning balance, adjusted	3,114	1,592	4,706	3,185	1,683	4,868
Charge-offs	(120)	(162)	(282)	(52)	(199)	(251)
Recoveries	25	62	87	34	80	114
Net (charge-offs)	(95)	(100)	(195)	(18)	(119)	(137)
Provision for (recapture of) credit losses	25	204	229	(163)	(9)	(172)
Other	2	(1)	1	(1)		(1)
Ending balance	$3,046	$1,695	$4,741	$3,003	$1,555	$4,558
Allowance for unfunded lending related commitments (b)
Beginning balance	$613	$81	$694	$564	$98	$662
Provision for (recapture of) credit losses	(53)	31	(22)	23	(46)	(23)
Ending balance	$560	$112	$672	$587	$52	$639
Allowance for credit losses at March 31 (c)	$3,606	$1,807	$5,413	$3,590	$1,607	$5,197
(a)Represents the impact of adopting ASU 2022-02 on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $205 million and $158 million at March 31, 2023 and 2022, respectively.
The ACL related to loans totaled $5.4 billion at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, reserves reflected our updated economic assumptions and changes in portfolio composition and quality.

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 4 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in our 2022 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement in the FNMA, FHLMC and GNMA securitizations, Non-agency securitizations and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

The following table provides our loan sale and servicing activities:
Table 50: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2023
Sales of loans and related securitization activity (b)	$516	$954
Repurchases of previously transferred loans (c)	$29	$9
Servicing fees (d)	$128	$46
Servicing advances recovered/(funded), net	$28	$(49)
Cash flows on mortgage-backed securities held (e)	$603	$12
Cash Flows - Three months ended March 31, 2022
Sales of loans and related securitization activity (b)	$1,894	$910
Repurchases of previously transferred loans (c)	$48	$27
Servicing fees (d)	$93	$42
Servicing advances recovered/(funded), net	$32	$21
Cash flows on mortgage-backed securities held (e)	$1,296	$14
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $21.6 billion, $21.4 billion and $18.9 billion in residential mortgage-backed securities and $0.7 billion, $0.7 billion and $0.8 billion in commercial mortgage-backed securities at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
Table 51 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2023.
Table 51: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2023
Total principal balance	$40,451	$58,186
Delinquent loans (b)	$322
December 31, 2022
Total principal balance	$41,031	$57,974
Delinquent loans (b)	$346
Three months ended March 31, 2023
Net charge-offs (c)	$2	$4
Three months ended March 31, 2022
Net charge-offs (c)	$1
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
The PNC Financial Services Group, Inc. – Form 10-Q 71

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

Variable Interest Entities (VIEs)

As discussed in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities included in our 2022 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 52 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 52. These loans are included as part of the credit quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.
Table 52: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
March 31, 2023
Mortgage-backed securitizations (b)	$22,925	$22,928	(c)	$1
Tax credit investments and other	4,338	4,171	(d)	2,032	(e)
Total	$27,263	$27,099		$2,033
December 31, 2022
Mortgage-backed securitizations (b)	$22,666	$22,670	(c)	$1
Tax credit investments and other	4,411	4,240	(d)	2,063	(e)
Total	$27,077	$26,910		$2,064
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during both the three months ended March 31, 2023 and 2022, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in our 2022 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.3 billion at March 31, 2023 and $3.4 billion at December 31, 2022, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

We recognize gains (losses) on changes in the fair value of MSRs. MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by economically hedging the fair value of MSRs with securities, derivative instruments and resale agreements, which are expected to increase (or decrease) in value when the value of MSRs decreases (or increases).

72    The PNC Financial Services Group, Inc. – Form 10-Q

See the Sensitivity Analysis section of this Note 5 for more detail on our fair value measurement of MSRs. See Note 6 Goodwill and Mortgage Servicing Rights and Note 15 Fair Value in our 2022 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.

Changes in the commercial and residential MSRs follow:

Table 53: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2023	2022	2023	2022
January 1	$1,113	$740	$2,310	$1,078
Additions:
From loans sold with servicing retained	13	21	5	21
Purchases	8	8	18	76
Changes in fair value due to:
Time and payoffs (a)	(82)	(34)	(53)	(60)
Other (b)	9	151	(48)	207
March 31	$1,061	$886	$2,232	$1,322
Related unpaid principal balance of loans serviced at March 31	$281,179	$278,040	$187,748	$134,515
Servicing advances at March 31	$470	$442	$137	$144
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2023 and December 31, 2022 are shown in Tables 54 and 55. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 54: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2023	December 31, 2022
Fair value	$1,061	$1,113
Weighted-average life (years)	3.9	4.0
Weighted-average constant prepayment rate	4.39%	4.28%
Decline in fair value from 10% adverse change	$8	$8
Decline in fair value from 20% adverse change	$14	$15
Effective discount rate	9.54%	9.77%
Decline in fair value from 10% adverse change	$31	$34
Decline in fair value from 20% adverse change	$63	$68

The PNC Financial Services Group, Inc. – Form 10-Q 73

Table 55: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2023		December 31, 2022
Fair value	$2,232		$2,310
Weighted-average life (years)	7.7		8.0
Weighted-average constant prepayment rate	7.22%		6.72%
Decline in fair value from 10% adverse change	$57		$55
Decline in fair value from 20% adverse change	$111		$107
Weighted-average option adjusted spread	768	bps	766	bps
Decline in fair value from 10% adverse change	$66		$69
Decline in fair value from 20% adverse change	$129		$134

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion and $0.1 billion for the three months ended March 31, 2023 and 2022, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 7 Leases in our 2022 Form 10-K.

Table 56: Lessor Income

	Three months ended March 31
In millions	2023	2022
Sales-type and direct financing leases (a)	$70	$59
Operating leases (b)	16	17
Lease income	$86	$76
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at March 31, 2023 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 57: Borrowed Funds

In millions
Less than 1 year	$5,423
1 to 2 years	23,403
2 to 3 years	13,230
3 to 4 years	3,924
4 to 5 years	2,341
Over 5 years	12,512
Total	$60,833

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of March 31, 2023, and the carrying values as of March 31, 2023 and December 31, 2022.
Table 58: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2023	2023	2023	2022
Parent Company
Senior debt	1.15% - 6.04%	2024-2034	$14,287	$11,374
Subordinated debt	3.90% - 4.63%	2024-2033	1,549	1,524
Junior subordinated debt	5.53%	2028	205	205
Total Parent Company			16,041	13,103
Bank
Federal Home Loan Bank borrowings (a)	5.00% - 5.24%	2023-2026	32,020	32,075
Senior debt	2.50% - 5.61%	2023-2043	5,335	5,283
Subordinated debt	2.70% - 5.90%	2023-2029	3,876	4,578
Total Bank			41,231	41,936
Total			$57,272	$55,039
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 58, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(557) million and $(47) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(202) million and $(179) million, respectively, related to fair value accounting hedges as of March 31, 2023.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures refer to Note 10 Borrowed Funds in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2023 and December 31, 2022, respectively.
Table 59: Commitments to Extend Credit and Other Commitments

In millions	March 31, 2023	December 31, 2022
Commitments to extend credit
Commercial	$194,702	$198,542
Home equity	23,668	22,783
Credit card	33,835	33,066
Other	7,623	7,337
Total commitments to extend credit	259,828	261,728
Net outstanding standby letters of credit (a)	11,017	10,575
Standby bond purchase agreements (b)	1,193	1,208
Other commitments (c)	3,426	3,661
Total commitments to extend credit and other commitments	$275,464	$277,172
(a)Net outstanding standby letters of credit include $3.9 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.0 billion and $2.2 billion related to investments in qualified affordable housing projects at March 31, 2023 and December 31, 2022, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at March 31, 2023, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2023 had terms ranging from less than one year to eight years.

As of March 31, 2023, assets of $1.3 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at March 31, 2023 and is included in Other liabilities on our Consolidated Balance Sheet.

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2023 and 2022 is as follows:
Table 60: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					1,408			21	1,429
Other comprehensive income (loss), net of tax						(6,140)			(6,140)
Cash dividends declared - Common					(531)				(531)
Cash dividends declared - Preferred					(45)				(45)
Preferred stock discount accretion			2		(2)
Treasury stock activity	(5)			45			(1,234)		(1,189)
Other				(17)				(17)	(34)
Balance at March 31, 2022 (a)	415	$2,713	$5,011	$12,476	$51,058	$(5,731)	$(16,346)	$35	$49,216
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (b)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					1,677			17	1,694
Other comprehensive income (loss), net of tax						1,064			1,064
Cash dividends declared - Common					(607)				(607)
Cash dividends declared - Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Preferred stock issuance (c)			1,487						1,487
Treasury stock activity	(2)			70			(308)		(238)
Other				(71)				(25)	(96)
Balance at March 31, 2023 (a)	399	$2,714	$7,235	$12,629	$54,598	$(9,108)	$(19,024)	$30	$49,074
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)Represents the cumulative effect of adopting ASU 2022-02.
(c)On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.

The PNC Financial Services Group, Inc. – Form 10-Q 77

Details of other comprehensive income (loss) are as follows:

Table 61: Other Comprehensive Income (Loss)

	Three months ended March 31
	2023			2022
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$654	$(154)	$500	$(6,318)	$1,489	$(4,829)
Less: Net realized gains (losses) reclassified to earnings (a)	(215)	51	(164)	(3)	1	(2)
Net change	869	(205)	664	(6,315)	1,488	(4,827)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	197	(46)	151	(1,656)	390	(1,266)
Less: Net realized gains (losses) reclassified to earnings (a)	(330)	78	(252)	102	(24)	78
Net change	527	(124)	403	(1,758)	414	(1,344)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(10)	2	(8)	54	(13)	41
Net change	(10)	2	(8)	54	(13)	41
Other
Net unrealized gains (losses) on other transactions	4	1	5	(3)	(7)	(10)
Net change	4	1	5	(3)	(7)	(10)
Total other comprehensive income (loss)	$1,390	$(326)	$1,064	$(8,022)	$1,882	$(6,140)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 62: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(4,827)	(1,344)	41	(10)	(6,140)
Balance at March 31, 2022 (a)	$(4,238)	$(1,545)	$68	$(16)	$(5,731)
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	664	403	(8)	5	1,064
Balance at March 31, 2023 (a)	$(6,500)	$(2,302)	$(259)	$(47)	$(9,108)
(a)AOCI included pretax losses of $305 million and $22 million from derivatives that hedged the purchase of investment securities classified as held to maturity at March 31, 2023, and March 31, 2022, respectively.
78    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 63: Dividends Per Share (a)

	Three months ended March 31
	2023	2022
Common Stock	$1.50	$1.25
Preferred Stock
Series B	$0.45	$0.45
Series O	$2,074	$974
Series P		$1,531
Series T	$850	$850
Series U	$1,500
Series V	$1,550
(a)Dividends are payable quarterly. On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share. Beginning on June 15, 2023, dividends will be paid quarterly in arrears on the Series W preferred stock (March 15, June 15, September 15 and December 15 of each year).

On April 3, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.50 per share, payable on May 5, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 79

NOTE 10 EARNINGS PER SHARE

Table 64: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2023	2022
Basic
Net income	$1,694	$1,429
Less:
Net income attributable to noncontrolling interests	17	21
Preferred stock dividends	68	45
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	1,607	1,361
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	6
Net income attributable to basic common shareholders	$1,599	$1,355
Basic weighted-average common shares outstanding	401	420
Basic earnings per common share (a)	$3.98	$3.23
Diluted
Net income attributable to diluted common shareholders	$1,599	$1,355
Basic weighted-average common shares outstanding	401	420
Dilutive potential common shares	1
Diluted weighted-average common shares outstanding	402	420
Diluted earnings per common share (a)	$3.98	$3.23
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

80    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 15 Fair Value in our 2022 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 15 Fair Value in our 2022 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 65: Fair Value Measurements – Recurring Basis Summary

	March 31, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$385	$242	$627		$411	$243	$654
Commercial mortgage loans held for sale		285	32	317		243	33	276
Securities available for sale
U.S. Treasury and government agencies	$7,500	247		7,747	$8,108	262		8,370
Residential mortgage-backed
Agency		28,695		28,695		28,823		28,823
Non-agency			787	787			819	819
Commercial mortgage-backed
Agency		1,705		1,705		1,675		1,675
Non-agency		952	3	955		1,253	3	1,256
Asset-backed		298	121	419		5	124	129
Other		2,859	53	2,912		3,032	55	3,087
Total securities available for sale	7,500	34,756	964	43,220	8,108	35,050	1,001	44,159
Loans		530	757	1,287		541	769	1,310
Equity investments (a)	1,092		1,835	3,127	1,173		1,778	3,147
Residential mortgage servicing rights			2,232	2,232			2,310	2,310
Commercial mortgage servicing rights			1,061	1,061			1,113	1,113
Trading securities (b)	528	1,797		2,325	798	1,168		1,966
Financial derivatives (b) (c)	15	3,119	19	3,153	16	3,747	5	3,768
Other assets	374	65		439	352	80		432
Total assets (d)	$9,509	$40,937	$7,142	$57,788	$10,447	$41,240	$7,252	$59,135
Liabilities
Other borrowed funds	$1,331	$68	$5	$1,404	$1,230	$232	$4	$1,466
Financial derivatives (c) (e)	7	6,012	97	6,116	4	7,491	123	7,618
Other liabilities			229	229			294	294
Total liabilities (f)	$1,338	$6,080	$331	$7,749	$1,234	$7,723	$421	$9,378
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2023 and December 31, 2022 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 10% and 11% as of March 31, 2023 and December 31, 2022, respectively. Level 3 assets as a percentage of total assets at fair value was 12% at both March 31, 2023 and December 31, 2022. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2023 and December 31, 2022.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% at both March 31, 2023 and December 31, 2022. Level 3 liabilities as a percentage of total liabilities at fair value was 4% at both March 31, 2023 and December 31, 2022. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2023 and December 31, 2022.
The PNC Financial Services Group, Inc. – Form 10-Q 81

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2023 and 2022 are as follows:

Table 66: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2023
Assets
Residential mortgage loans held for sale	$243	$4			$6	$(1)		$(5)	$3	$(8)		$242	$3
Commercial mortgage loans held for sale	33	(1)										32
Securities available for sale
Residential mortgage- backed non-agency	819	4		$(10)				(26)				787
Commercial mortgage- backed non-agency	3											3
Asset-backed	124			1				(4)				121
Other	55			(4)				(1)	3			53
Total securities available for sale	1,001	4		(13)				(31)	3			964
Loans	769	3			9			(22)		(2)		757	3
Equity investments	1,778	121			140	(70)				(134)	(d)	1,835	117
Residential mortgage servicing rights	2,310	(48)			18		$5	(53)				2,232	(47)
Commercial mortgage servicing rights	1,113	9			8		13	(82)				1,061	9
Financial derivatives	5	17			1			(4)				19	17
Total assets	$7,252	$109		$(13)	$182	$(71)	$18	$(197)	$6	$(144)		$7,142	$102
Liabilities
Other borrowed funds	$4						$3	$(2)				$5
Financial derivatives	123	$39				$2		(67)				97	$42
Other liabilities	294	24					18	(107)				229	20
Total liabilities	$421	$63				$2	$21	$(176)				$331	$62
Net gains (losses)		$46	(e)										$40	(f)

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended March 31, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2022
Assets
Residential mortgage loans held for sale	$81	$(1)			$37	$(2)		$(5)	$5	$(7)	(e)	$108	$(1)
Commercial mortgage loans held for sale	49	(4)										45	(3)
Securities available for sale
Residential mortgage- backed non-agency	1,097	8		$(23)				(63)				1,019
Commercial mortgage-backed non-agency	3											3
Asset-backed	163			(4)				(7)				152
Other	69			(1)	1			(3)				66
Total securities available for sale	1,332	8		(28)	1			(73)				1,240
Loans	884	11			13	(7)		(49)		(1)	(e)	851	11
Equity investments	1,680	53			29	(11)						1,751	53
Residential mortgage servicing rights	1,078	207			76		$21	(60)				1,322	208
Commercial mortgage servicing rights	740	151			8		21	(34)				886	151
Financial derivatives	38	(13)			1			(16)				10	2
Total assets	$5,882	$412		$(28)	$165	$(20)	$42	$(237)	$5	$(8)		$6,213	$421
Liabilities
Other borrowed funds	$3						$2	$(2)				$3
Financial derivatives	285	$5				$3		(59)				234	$8
Other liabilities	175	7					71	(95)				158	6
Total liabilities	$463	$12				$3	$73	$(156)				$395	$14
Net gains (losses)		$400	(f)										$407	(g)
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
(d)Transfers out of Level 3 during the current period were due to valuation methodology changes for certain private company investments. See Note 1 Accounting Policies in our 2022 Form 10-K for more information on our accounting for private company investments.
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
The PNC Financial Services Group, Inc. – Form 10-Q 83

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 67: Fair Value Measurements – Recurring Quantitative Information

March 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$32	Discounted cash flow	Spread over the benchmark curve (b)	600bps - 2,490bps (1,124bps)
Residential mortgage-backed non-agency securities	787	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (5.1%)
			Constant default rate	0.0% - 10.0% (3.1%)
			Loss severity	15.0% - 83.3% (45.8%)
			Spread over the benchmark curve (b)	298bps weighted-average
Asset-backed securities	121	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.3%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	318bps weighted-average
Loans - Residential real estate - Uninsured	560	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (63.1%)
			Loss severity	0.0% - 100.0% (6.0%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	78	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.7% weighted-average
Loans - Home equity - First-lien	23	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (70.2%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity	96	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (45.4%)
Equity investments	1,835	Multiple of adjusted earnings	Multiple of earnings	4.0x - 25.0x (9.6x)
Residential mortgage servicing rights	2,232	Discounted cash flow	Constant prepayment rate	0.0% - 37.7% (7.2%)
			Spread over the benchmark curve (b)	254bps - 1,719bps (768bps)
Commercial mortgage servicing rights	1,061	Discounted cash flow	Constant prepayment rate	4.0% - 11.4% (4.4%)
			Discount rate	7.6% - 9.8% (9.5%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(86)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	159.9% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q3 2023
Insignificant Level 3 assets, net of liabilities (d)	72
Total Level 3 assets, net of liabilities (e)	$6,811

84    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$33	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 2,465bps (959bps)
Residential mortgage-backed non-agency securities	819	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (9.9%)
			Constant default rate	0.0% - 13.0% (4.0%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	289bps weighted-average
Asset-backed securities	124	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.5%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	296bps weighted-average
Loans - Residential real estate - Uninsured	570	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (66.2%)
			Loss severity	0.0% - 100.0% (6.2%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.9% weighted-average
Loans - Home equity	25	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.5%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity	98	Consensus pricing (c)	Credit and Liquidity discount	0.4% - 100.0% (46.2%)
Equity investments	1,778	Multiple of adjusted earnings	Multiple of earnings	4.5x - 25.0x (9.1x)
Residential mortgage servicing rights	2,310	Discounted cash flow	Constant prepayment rate	0.0% - 34.5% (6.7%)
			Spread over the benchmark curve (b)	254bps - 1,653bps (766bps)
Commercial mortgage servicing rights	1,113	Discounted cash flow	Constant prepayment rate	3.9% - 9.8% (4.3%)
			Discount rate	7.8% - 10.1% (9.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(107)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	160.6% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(8)
Total Level 3 assets, net of liabilities (e)	$6,831
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
(e)Consisted of total Level 3 assets of $7.1 billion and total Level 3 liabilities of $0.3 billion as of March 31, 2023 and $7.3 billion and $0.4 billion as of December 31, 2022, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 68. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Assets measured at fair value on a nonrecurring basis follow:

Table 68: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2023	December 31 2022	March 31 2023	March 31 2022
Assets
Nonaccrual loans	$310	$280	$(79)	$(24)
Equity investments	77	135	(5)	(6)
OREO and foreclosed assets	7	10
Long-lived assets	11	23	(5)	(1)
Total assets	$405	$448	$(89)	$(31)
(a)All Level 3 for the periods presented, except for $37 million and $42 million included in Equity investments which were categorized as Level 1 as of March 31, 2023 and December 31, 2022, respectively.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 15 Fair Value in our 2022 Form 10-K.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 69: Fair Value Option – Fair Value and Principal Balances

	March 31, 2023			December 31, 2022
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$586	$607	$(21)	$609	$633	$(24)
Accruing loans 90 days or more past due	4	4		5	5
Nonaccrual loans	37	45	(8)	40	49	(9)
Total	$627	$656	$(29)	$654	$687	$(33)
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$302	$307	$(5)	$261	$256	$5
Nonaccrual loans	15	44	(29)	15	44	(29)
Total	$317	$351	$(34)	$276	$300	$(24)
Loans
Accruing loans less than 90 days past due	$513	$526	$(13)	$509	$521	$(12)
Accruing loans 90 days or more past due	141	151	(10)	155	167	(12)
Nonaccrual loans	633	863	(230)	646	880	(234)
Total	$1,287	$1,540	$(253)	$1,310	$1,568	$(258)
Other assets	$65	$71	$(6)	$80	$80	$
Liabilities
Other borrowed funds	$33	$33		$31	$32	$(1)
Other liabilities	$127		$127	$196		$196
(a)There were no accruing loans 90 days or more past due within this category at March 31, 2023 or December 31, 2022.
86    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2023	2022
Assets
Residential mortgage loans held for sale	$15	$(40)
Commercial mortgage loans held for sale	$1	$6
Loans	$4	$21
Other assets	$(14)	$(7)
Liabilities
Other liabilities	$(20)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2023 and December 31, 2022. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 71, see Note 15 Fair Value in our 2022 Form 10-K.

Table 71: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets
Cash and due from banks	$5,940	$5,940	$5,940
Interest-earning deposits with banks	33,865	33,865		$33,865
Securities held to maturity	95,025	91,425	31,296	59,978	$151
Net loans (excludes leases)	314,023	309,354			309,354
Other assets	6,076	6,076		6,066	10
Total assets	$454,929	$446,660	$37,236	$99,909	$309,515
Liabilities
Time deposits	$21,760	$21,639		$21,639
Borrowed funds	59,358	59,192		57,546	$1,646
Unfunded lending related commitments	672	672			672
Other liabilities	865	865		865
Total liabilities	$82,655	$82,368		$80,050	$2,318
December 31, 2022
Assets
Cash and due from banks	$7,043	$7,043	$7,043
Interest-earning deposits with banks	27,320	27,320		$27,320
Securities held to maturity	95,183	90,279	30,748	59,377	$154
Net loans (excludes leases)	313,460	310,864			310,864
Other assets	6,022	6,022		6,020	2
Total assets	$449,028	$441,528	$37,791	$92,717	$311,020
Liabilities
Time deposits	$18,470	$18,298		$18,298
Borrowed funds	57,182	57,557		55,922	$1,635
Unfunded lending related commitments	694	694			694
Other liabilities	660	660		660
Total liabilities	$77,006	$77,209		$74,880	$2,329

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

For more information regarding derivatives see Note 1 Accounting Policies and Note 16 Financial Derivatives in our 2022 Form 10-K.
88    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 72: Total Gross Derivatives (a)

	March 31, 2023			December 31, 2022
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges	$26,265			$24,231
Cash flow hedges	41,732	$1		40,310		$1
Foreign exchange contracts:
Net investment hedges	1,113	5		1,120	$24
Total derivatives designated for hedging	$69,110	$6	$	$65,661	$24	$1
Derivatives not used for hedging
Derivatives used for mortgage banking activities (e):
Interest rate contracts:
Swaps	$50,185	$5	$4	$47,908	$7	$1
Futures (f)	6,682			5,537
Mortgage-backed commitments	6,555	88	66	4,516	85	89
Other	17,385	81	18	18,017	90	14
Total interest rate contracts	80,807	174	88	75,978	182	104
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	375,996	1,515	4,447	354,150	1,597	5,397
Futures (f)	43			32
Mortgage-backed commitments	4,184	8	18	2,799	10	6
Other	31,309	282	269	29,071	334	321
Total interest rate contracts	411,532	1,805	4,734	386,052	1,941	5,724
Commodity contracts:
Swaps	5,879	599	645	5,792	1,003	1,067
Other	3,644	170	169	4,488	205	202
Total commodity contracts	9,523	769	814	10,280	1,208	1,269
Foreign exchange contracts and other	32,185	358	320	30,512	366	293
Total derivatives for customer-related activities	453,240	2,932	5,868	426,844	3,515	7,286
Derivatives used for other risk management activities:
Foreign exchange contracts and other	13,838	41	160	12,785	47	227
Total derivatives not designated for hedging	$547,885	$3,147	$6,116	$515,607	$3,744	$7,617
Total gross derivatives	$616,995	$3,153	$6,116	$581,268	$3,768	$7,618
Less: Impact of legally enforceable master netting agreements		1,518	1,518		1,523	1,523
Less: Cash collateral received/paid		634	911		714	1,571
Total derivatives		$1,001	$3,687		$1,531	$4,524
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

In the 12 months that follow March 31, 2023, we expect to reclassify net derivative losses of $1.4 billion pretax, or $1.0 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2023. As of March 31, 2023, the maximum length of time over which forecasted transactions are hedged is ten years.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 73: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2023
Total amounts in the Consolidated Income Statement	$4,258	$885	$783	$258
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$47	$(297)
Derivatives		$(45)	$291
Amounts related to interest settlements on derivatives		$5	$(113)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(325)	$(5)
For the three months ended March 31, 2022
Total amounts in the Consolidated Income Statement	$2,293	$544	$83	$211
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(18)	$934
Derivatives		$19	$(944)
Amounts related to interest settlements on derivatives		$(1)	$110
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$92	$10
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 74: Hedged Items - Fair Value Hedges

	March 31, 2023		December 31, 2022
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,265	$(75)	$2,376	$(121)
Borrowed funds	$24,070	$(985)	$21,781	$(1,283)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both March 31, 2023 and December 31, 2022.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were insignificant for both the three months ended March 31, 2023 and 2022.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 91

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 75: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2023	2022
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$107	$(265)
Derivatives used for customer-related activities:
Interest rate contracts	2	97
Foreign exchange contracts and other	56	44
Gains from customer-related activities (b)	58	141
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(77)	47
Total gains (losses) from derivatives not designated as hedging instruments	$88	$(77)
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting and counterparty credit risk, see Note 16 Financial Derivatives in our 2022 Form 10-K.

Table 76 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at March 31, 2023 and December 31, 2022. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 76 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house who then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Table 76: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$16			$16			$16
Over-the-counter	1,964	$908	$445	611		$45	566
Commodity contracts	769	411	99	259			259
Foreign exchange and other contracts	404	199	90	115			115
Total derivative assets	$3,153	$1,518	$634	$1,001	(a)	$45	$956
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$26			$26			$26
Over-the-counter	4,796	$764	$861	3,171		$37	3,134
Commodity contracts	814	558	41	215			215
Foreign exchange and other contracts	480	196	9	275			275
Total derivative liabilities	$6,116	$1,518	$911	$3,687	(b)	$37	$3,650
December 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	2,100	$974	$630	496		$34	462
Commodity contracts	1,208	335	2	871			871
Foreign exchange and other contracts	437	214	82	141			141
Total derivative assets	$3,768	$1,523	$714	$1,531	(a)	$34	$1,497
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	5,801	$625	$1,041	4,135		$78	4,057
Commodity contracts	1,269	679	520	70		4	66
Foreign exchange and other contracts	520	219	10	291			291
Total derivative liabilities	$7,618	$1,523	$1,571	$4,524	(b)	$82	$4,442
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

At March 31, 2023, cash and debt securities (primarily agency mortgage-backed securities) totaling $1.4 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.7 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 93

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2023 and December 31, 2022.

Table 77: Credit-Risk Contingent Features

In billions	March 31 2023	December 31 2022
Net derivative liabilities with credit-risk contingent features	$4.3	$5.8
Collateral posted	1.0	1.7
Maximum additional amount of collateral exposure	$3.3	$4.1
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in our 2022 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2023, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 21 Legal Proceedings in our 2022 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the matters disclosed, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Interchange Litigation

In March 2023, the court of appeals affirmed in all material respects the district court’s approval of the amended definitive agreement entered into by the relevant parties to resolve the claims of the class seeking damages in the antitrust lawsuits that have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JO). Later in March, certain objectors petitioned for rehearing in the court of appeals by either the panel that decided the appeal or the court en banc.

94    The PNC Financial Services Group, Inc. – Form 10-Q

USAA Patent Infringement Litigation

In March 2023, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319) (the “first Texas case”) and United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) (together, “the first consolidated cases”), the court denied all of PNC’s post-trial motions, including for a new trial in the first consolidated cases. In April 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment entered against PNC.

In March 2023, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) and the case for PNC’s patent infringement counterclaims (originally asserted in the first Texas case) (together, the “second consolidated cases”), the court denied USAA’s motion for a new trial on damages, and, in April 2023, the court denied USAA’s motion for a judgment as a matter of law regarding damages in the second consolidated cases. Also in March 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment entered against PNC.

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

The PNC Financial Services Group, Inc. – Form 10-Q 95

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

96    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 78: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$2,281	$1,383	$127	$(206)	$3,585
Noninterest income	743	886	230	159	2,018
Total revenue	3,024	2,269	357	(47)	5,603
Provision for (recapture of) credit losses	238	(28)	9	16	235
Depreciation and amortization	78	54	6	143	281
Other noninterest expense	1,849	885	274	32	3,040
Income (loss) before income taxes (benefit) and noncontrolling interests	859	1,358	68	(238)	2,047
Income taxes (benefit)	202	294	16	(159)	353
Net income (loss)	657	1,064	52	(79)	1,694
Less: Net income attributable to noncontrolling interests	10	5		2	17
Net income (loss) excluding noncontrolling interests	$647	$1,059	$52	$(81)	$1,677
Average Assets	$115,384	$234,536	$14,997	$197,415	$562,332
2022
Income Statement
Net interest income	$1,531	$1,143	$138	$(8)	$2,804
Noninterest income	745	804	248	91	1,888
Total revenue	2,276	1,947	386	83	4,692
Provision for (recapture of) credit losses	(81)	(118)	2	(11)	(208)
Depreciation and amortization	74	52	6	145	277
Other noninterest expense	1,818	785	245	47	2,895
Income (loss) before income taxes (benefit) and noncontrolling interests	465	1,228	133	(98)	1,728
Income taxes (benefit)	109	268	31	(109)	299
Net income	356	960	102	11	1,429
Less: Net income attributable to noncontrolling interests	16	4		1	21
Net income excluding noncontrolling interests	$340	$956	$102	$10	$1,408
Average Assets	$111,754	$200,724	$13,801	$223,817	$550,096
(a)There were no material intersegment revenues for the three months ended March 31, 2023 and 2022.
Business Segment Products and Services
Retail Banking provides deposit, lending, brokerage, insurance services, investment management and cash management products and services to consumer and small business customers who are serviced through our coast-to-coast branch network, digital channels, ATMs, or through our phone-based customer contact centers. Deposit products include checking, savings and money market accounts and time deposits. Lending products include residential mortgages, home equity loans and lines of credit, auto loans, credit cards, education loans and personal and small business loans and lines of credit. The residential mortgage loans are directly originated within our branch network and nationwide, and are typically underwritten to agency and/or third-party standards, and either sold, servicing retained or held on our balance sheet. Brokerage, investment management and cash management products and services include managed, education, retirement and trust accounts.

Corporate & Institutional Banking provides lending, treasury management, capital markets and advisory products and services to mid-sized and large corporations and government and not-for-profit entities. Lending products include secured and unsecured loans, letters of credit and equipment leases. The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Capital markets and advisory includes services and activities primarily related to merger and acquisitions advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. We also provide commercial loan servicing and technology solutions for the commercial real estate finance industry. Products and services are provided nationally.

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families, including investment and retirement planning, customized investment management, credit and cash management solutions, trust management and administration. In addition, multi-generational family planning services are
The PNC Financial Services Group, Inc. – Form 10-Q 97

also provided to ultra high net worth individuals and their families, which include estate, financial, tax, fiduciary and customized performance reporting through PNC Private Bank Hawthorn.
•Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions, retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 24 Fee-based Revenue from Contracts with Customers in our 2022 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
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

Table 79 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 24 Fee-based Revenue from Contracts with Customers in our 2022 Form 10-K.

98    The PNC Financial Services Group, Inc. – Form 10-Q

Table 79: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Three Months Ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2023
Asset management and brokerage
Asset management fees			$224
Brokerage fees	$130		2
Total asset management and brokerage	130		226
Card and cash management
Treasury management fees	10	$328
Debit card fees	165
Net credit card fees (a)	58
Merchant services	39	19
Other	24
Total card and cash management	296	347
Lending and deposit services
Deposit account fees	155
Other	18	8
Total lending and deposit services	173	8
Residential and commercial mortgage (b)		42
Capital markets and advisory		156
Other		8
Total in-scope noninterest income	599	561	226
Out-of-scope noninterest income (c)	144	325	4
Noninterest income by business segment	$743	$886	$230
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2023
Total in-scope business segment noninterest income			$1,386
Out-of-scope business segment noninterest income (c)			473
Noninterest income from other segments			159
Noninterest income as shown on the Consolidated Income Statement			$2,018

The PNC Financial Services Group, Inc. – Form 10-Q 99

(Continued from previous page)
Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2022
Asset management and brokerage
Asset management fees			$241
Brokerage fees	$134		2
Total asset management and brokerage	134		243
Card and cash management
Treasury management fees	9	$302
Debit card fees	161
Net credit card fees (a)	55
Merchant services	41	17
Other	23
Total card and cash management	289	319
Lending and deposit services
Deposit account fees	142
Other	17	8
Total lending and deposit services	159	8
Residential and commercial mortgage (b)		31
Capital markets and advisory		137
Other		13
Total in-scope noninterest income	582	508	243
Out-of-scope noninterest income (c)	163	296	5
Noninterest income by business segment	$745	$804	$248
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2022
Total in-scope business segment noninterest income			$1,333
Out-of-scope business segment noninterest income (c)			464
Noninterest income from other segments			91
Noninterest income as shown on the Consolidated Income Statement			$1,888
(a)Net credit card fees consists of interchange fees of $160 million and $148 million and credit card reward costs of $102 million and $93 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

100    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2023			2022
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,850	$213	2.67%	$67,498	$293	1.73%
Non-agency	689	15	8.53%	1,007	19	7.53%
Commercial mortgage-backed	3,102	20	2.62%	5,229	31	2.36%
Asset-backed	218	4	7.04%	6,225	21	1.35%
U.S. Treasury and government agencies	9,088	47	2.05%	47,468	140	1.18%
Other	3,263	19	2.47%	4,876	32	2.73%
Total securities available for sale	48,210	318	2.64%	132,303	536	1.62%
Securities held to maturity
Residential mortgage-backed	45,616	312	2.74%	106
Commercial mortgage-backed	2,453	30	4.95%
Asset-backed	7,026	70	3.97%
U.S. Treasury and government agencies	36,748	122	1.33%	919	6	2.61%
Other	3,338	39	4.62%	569	6	4.17%
Total securities held to maturity	95,181	573	2.41%	1,594	12	2.99%
Total investment securities	143,391	891	2.49%	133,897	548	1.64%
Loans
Commercial and industrial	182,017	2,433	5.34%	155,481	1,070	2.75%
Commercial real estate	36,110	543	6.02%	34,004	237	2.79%
Equipment lease financing	6,452	69	4.28%	6,099	57	3.74%
Consumer	55,020	861	6.34%	54,965	635	4.69%
Residential real estate	45,927	384	3.35%	40,152	312	3.10%
Total loans	325,526	4,290	5.29%	290,701	2,311	3.19%
Interest-earning deposits with banks	34,054	390	4.58%	62,540	29	0.19%
Other interest-earning assets	8,806	126	5.75%	9,417	48	2.07%
Total interest-earning assets/interest income	511,777	5,697	4.46%	496,555	2,936	2.37%
Noninterest-earning assets	50,555			53,541
Total assets	$562,332			$550,096
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$65,753	389	2.40%	$62,596	4	0.03%
Demand	124,376	485	1.58%	112,372	7	0.02%
Savings	104,408	264	1.03%	108,532	10	0.04%
Time deposits	20,519	153	3.00%	16,043	6	0.13%
Total interest-bearing deposits	315,056	1,291	1.66%	299,543	27	0.04%
Borrowed funds
Federal Home Loan Bank borrowings	32,056	384	4.80%
Bank notes and senior debt	19,679	265	5.39%	18,015	46	1.02%
Subordinated debt	6,100	87	5.69%	6,773	24	1.40%
Other	5,133	47	3.70%	5,524	13	0.97%
Total borrowed funds	62,968	783	4.98%	30,312	83	1.10%
Total interest-bearing liabilities/interest expense	378,024	2,074	2.20%	329,855	110	0.13%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	121,176			153,726
Accrued expenses and other liabilities	16,014			14,058
Equity	47,118			52,457
Total liabilities and equity	$562,332			$550,096
Interest rate spread			2.26%			2.24%
Impact of noninterest-bearing sources			0.58			0.04
Net interest income/margin		$3,623	2.84%		$2,826	2.28%
(continued on following page)

The PNC Financial Services Group, Inc. – Form 10-Q 101

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2022
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,818	$202	2.54%
Non-agency	714	14	7.85%
Commercial mortgage-backed	3,377	23	2.75%
Asset-backed	105	3	11.98%
U.S. Treasury and government agencies	10,345	52	1.96%
Other	3,370	20	2.39%
Total securities available for sale	49,729	314	2.52%
Securities held to maturity
Residential mortgage-backed	44,184	287	2.60%
Commercial mortgage-backed	2,323	26	4.57%
Asset-backed	6,995	60	3.44%
U.S. Treasury and government agencies	36,441	118	1.30%
Other	3,218	38	4.47%
Total securities held to maturity	93,161	529	2.27%
Total investment securities	142,890	843	2.36%
Loans
Commercial and industrial	179,111	2,150	4.70%
Commercial real estate	36,181	488	5.28%
Equipment lease financing	6,275	65	4.18%
Consumer	54,809	812	5.88%
Residential real estate	45,499	374	3.28%
Total loans	321,875	3,889	4.75%
Interest-earning deposits with banks	30,395	286	3.76%
Other interest-earning assets	9,690	127	5.20%
Total interest-earning assets/interest income	504,850	5,145	4.02%
Noninterest-earning assets	52,356
Total assets	$557,206
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$63,944	283	1.75%
Demand	122,501	352	1.14%
Savings	102,020	129	0.50%
Time deposits	12,982	48	1.45%
Total interest-bearing deposits	301,447	812	1.07%
Borrowed funds
Federal Home Loan Bank borrowings	30,640	307	3.92%
Bank notes and senior debt	16,312	179	4.30%
Subordinated debt	6,933	83	4.79%
Other	5,346	44	3.24%
Total borrowed funds	59,231	613	4.07%
Total interest-bearing liabilities/interest expense	360,678	1,425	1.55%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	133,461
Accrued expenses and other liabilities	17,461
Equity	45,606
Total liabilities and equity	$557,206
Interest rate spread			2.47%
Impact of noninterest-bearing sources			0.45
Net interest income/margin		$3,720	2.92%
102    The PNC Financial Services Group, Inc. – Form 10-Q

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
(b)Loan fees for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022 were $46 million, $42 million and $60 million, respectively.
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

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Three months ended
In millions	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income (GAAP)	$3,585	$3,684	$2,804
Taxable-equivalent adjustments	38	36	22
Net interest income (non-GAAP)	$3,623	$3,720	$2,826
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

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2022 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity Coverage Ratio
ALLL	Allowance for loan and lease losses	LGD	Loss given default
AOCI	Accumulated other comprehensive income	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low income housing tax credit
ASU	Accounting Standards Update	LLC	Limited liability company
BHC	Bank holding company	LTV	Loan-to-value ratio
bps	Basis points	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BSBY	Bloomberg Short-Term Bank Yield Index	MSR	Mortgage servicing right
CARES Act	Coronavirus Aid, Relief and Economic Security Act	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit losses	OREO	Other real estate owned
CET1	Common equity tier 1	OTC	Over-the-counter
CFPB	Consumer Financial Protection Bureau	PCD	Purchased credit deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of default
FHLB	Federal Home Loan Bank	PPP	Paycheck Protection Program
FHLMC	Federal Home Loan Mortgage Corporation	RAC	PNC’s Reserve Adequacy Committee
FICO	Fair Isaac Corporation (credit score)	ROAP	Removal of account provisions
FNMA	Federal National Mortgage Association	SCB	Stress capital buffer
FOMC	Federal Open Market Committee	SEC	Securities and Exchange Commission
GAAP	Accounting principles generally accepted in the United States of America	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	SPE	Special purpose entity
GNMA	Government National Mortgage Association	TDR	Troubled debt restructuring
GSIB	Globally systemically important bank	U.S.	United States of America
HPI	Home price index	VaR	Value-at-risk
ISDA	International Swaps and Derivatives Association	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.

The PNC Financial Services Group, Inc. – Form 10-Q 103

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in our 2022 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively, other than the addition of the following risk factor:

A continuation of recent turmoil in our industry, and responsive measures to manage it, could have an adverse effect on our financial position or results of operations.

In recent months, several financial services institutions have failed or required outside liquidity support—in many cases, as a result of the inability of the institutions to obtain needed liquidity. The impact of this situation has led to risk of additional stress to other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. U.S. and international regulators have taken action in an effort to strengthen public confidence in the banking system, including the creation of a new Bank Term Funding Program and international coordination to enhance the provision of liquidity via the standing U.S. dollar liquidity swap line arrangements. There can be no assurance that these actions will stabilize the financial services industry and financial markets. While we currently do not anticipate liquidity constraints of the kind that caused certain other financial services institutions to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions. Moreover, some of our customers may become less willing to maintain deposits at PNC because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system as well as the impact of excessive deposit withdrawals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2023 are included in the following table.

2023 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	807	$160.56	799	48,195
February 1 - 28	1,191	$160.23	760	47,435
March 1 - 31	833	$141.50	832	46,603
Total	2,831	$154.82	2,391
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 17 Employee Benefit Plans and Note 18 Stock Based Compensation Plans in our 2022 Form 10-K, which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)Consistent with the SCB framework, which allows for capital returns in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 47% were still available for repurchase at March 31, 2023. Due to recent market volatility and increased economic uncertainty, share repurchase activity is expected to be reduced in the second quarter of 2023 compared to recent prior quarters. PNC continues to evaluate and may adjust share repurchase activity, as actual amounts and timing are dependent on market and economic conditions as well as other factors.

104    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX
10.32	Form of Five-Year Restricted Share Units Award Agreement

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

You can obtain copies of these Exhibits electronically at the SEC’s website at www.sec.gov. The Exhibits are also available as part of this Form 10-Q on PNC’s corporate website at www.pnc.com/secfilings. Shareholders and bondholders may also obtain copies of Exhibits, without charge, by contacting Investor Relations at 800-843-2206 or via e-mail at investor.relations@pnc.com.
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
We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve’s rules require quantitative and qualitative disclosures about our LCR and, beginning in mid-2023, our NSFR. Under these regulations, we may satisfy these
The PNC Financial Services Group, Inc. – Form 10-Q 105

requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
Financial Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge by contacting PNC Investor Relations at 800-843-2206, via the information request form at www.pnc.com/investorrelations for copies without exhibits, or via email to investor.relations@pnc.com for copies of exhibits, including financial statements and schedule exhibits where applicable. The interactive date file (XBRL) is only available electronically.
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
Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Human Resources, or Risk Committees (all of which are posted on our website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at The PNC Financial Services Group, Inc. at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge.
Inquiries
For financial services, call 888-762-2265.
Registered shareholders should contact Shareholder Services at 800-982-7652. Hearing impaired: 800-952-9245.
Analysts and institutional investors should contact Bryan Gill, Executive Vice President, Director of Investor Relations, at 412-768-4143 or via email at investor.relations@pnc.com.
News media representatives should contact PNC Media Relations at 412-762-4550 or via email at media.relations@pnc.com.
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC’s SCB, as described in the Capital Management portion of the Risk Management section of the Financial Review of this Report and in the Supervision and Regulation section in Item 1 of our 2022 Form 10-K.

106    The PNC Financial Services Group, Inc. – Form 10-Q

Dividend Reinvestment and Stock Purchase Plan
The PNC Financial Services Group, Inc. Dividend Reinvestment and Stock Purchase Plan enables holders of our common stock to conveniently purchase additional shares of common stock. Obtain a prospectus and enroll at www.computershare.com/pnc or contact Computershare at 800-982-7652. Registered shareholders may also contact this phone number regarding dividends and other shareholder services.
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 2, 2023 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 107