Form 10-Q
period 2023-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2023-08-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    Yes  ☐  No  ☒
As of July 17, 2023, there were 398,254,594 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2023 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 6, 7, 8 and 9A of our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2022 Form 10-K; Item 1A Risk Factors included in our first quarter 2023 Form 10-Q and our 2022 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and Item 8 of our 2022 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2022 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 107 for a glossary of certain terms and acronyms used in this Report.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2022 Form 10-K.

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
1    The PNC Financial Services Group, Inc. – Form 10-Q

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Six months ended
	June 30	March 31	June 30	June 30	June 30
	2023	2023	2022	2023	2022
Summary of Operations (a)
Net interest income	$3,510	$3,585	$3,051	$7,095	$5,855
Noninterest income	1,783	2,018	2,065	3,801	3,953
Total revenue	5,293	5,603	5,116	10,896	9,808
Provision for (recapture of) credit losses	146	235	36	381	(172)
Noninterest expense	3,372	3,321	3,244	6,693	6,416
Income before income taxes and noncontrolling interests	$1,775	$2,047	$1,836	$3,822	$3,564
Income taxes	275	353	340	628	639
Net income	$1,500	$1,694	$1,496	$3,194	$2,925
Net income attributable to common shareholders	$1,354	$1,607	$1,409	$2,961	$2,770
Per Common Share
Basic	$3.36	$3.98	$3.39	$7.35	$6.62
Diluted	$3.36	$3.98	$3.39	$7.34	$6.61
Book value per common share	$105.67	$104.76	$101.39
Performance Ratios
Net interest margin (b)	2.79%	2.84%	2.50%	2.81%	2.39%
Noninterest income to total revenue	34%	36%	40%	35%	40%
Efficiency	64%	59%	63%	61%	65%
Return on:
Average common shareholders’ equity	13.01%	16.11%	13.52%	14.53%	12.53%
Average assets	1.08%	1.22%	1.10%	1.15%	1.07%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) in the Statistical Information (Unaudited) section in Item 1 of this Report.

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	June 30 2023	December 31 2022	June 30 2022
Balance Sheet Highlights (a)
Assets	$558,207	$557,263	$540,786
Loans	$321,761	$326,025	$310,800
Allowance for loan and lease losses	$4,737	$4,741	$4,462
Interest-earning deposits with banks	$38,259	$27,320	$28,404
Investment securities	$135,661	$139,334	$132,732
Total deposits	$427,489	$436,282	$440,811
Borrowed funds	$65,384	$58,713	$35,984
Total shareholders’ equity	$49,320	$45,774	$47,652
Common shareholders’ equity	$42,083	$40,028	$41,648
Other Selected Ratios
Common equity Tier 1	9.5%	9.1%	9.6%
Loans to deposits	75%	75%	71%
Common shareholders’ equity to total assets	7.5%	7.2%	7.7%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

Income Statement Highlights

Net income of $1.5 billion, or $3.36 per diluted common share, for the second quarter of 2023 decreased $194 million, or 11%, compared to $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023, primarily due to lower noninterest income, net interest income and increased expenses, partially offset by a lower provision for credit losses.
•For the three months ended June 30, 2023 compared to the three months ended March 31, 2023:
•Total revenue decreased $310 million, or 6%, to $5.3 billion.
•Net interest income of $3.5 billion decreased $75 million, or 2%, as higher yields on interest-earning assets were more than offset by increased funding costs as well as lower loan and securities balances.

2    The PNC Financial Services Group, Inc. – Form 10-Q

•Net interest margin decreased 5 basis points to 2.79% as the change in yields on interest-earning assets was more than offset by the change in rates on funding costs.
•Noninterest income decreased $235 million, or 12%, due to lower private equity revenue, a decrease in mortgage servicing rights valuation, net of economic hedge and lower revenue from market sensitive businesses, partially offset by seasonally higher consumer transaction volumes and increased treasury management product revenue. The decrease also included negative Visa Class B derivative fair value adjustments of $83 million related to litigation escrow funding and other valuation changes. The first quarter of 2023 included negative Visa Class B derivative fair value adjustments of $45 million.
•Provision for credit losses of $146 million in the second quarter of 2023 reflected portfolio activity and changes in macroeconomic variables. The first quarter of 2023 included a provision for credit losses of $235 million.
•Noninterest expense increased $51 million, or 2%, to $3.4 billion, primarily due to seasonally higher marketing spend and the full quarter impact of annual employee merit increases.

Net income of $3.2 billion, or $7.34 per diluted common share, for the first six months of 2023 increased $269 million, or 9%, compared to $2.9 billion, or $6.61 per diluted common share, for the six months ended 2022, primarily as a result of higher net interest income, partially offset by a higher provision for credit losses and increased expenses.
•For the six months ended June 30, 2023 compared to the six months ended June 30, 2022:
•Total revenue increased $1.1 billion, or 11%, to $10.9 billion.
•Net interest income increased $1.2 billion, or 21%, as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs.
•Net interest margin increased 42 basis points reflecting the benefit of higher yields on interest-earning assets.
•Noninterest income decreased $152 million, or 4%, and included lower merger and acquisition advisory activity.
•Provision for credit losses of $381 million for the first six months of 2023 included the impact of our updated economic outlook and changes in portfolio composition and quality. The first six months of 2022 included a recapture of credit losses of $172 million.
•Noninterest expense increased $277 million, or 4%, due to higher personnel costs, an increased FDIC assessment rate and higher marketing and technology costs to support business growth.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at June 30, 2023. In comparison to December 31, 2022:
•Total assets of $558.2 billion were stable.
•Total loans decreased $4.3 billion, or 1%, to $321.8 billion.
•Total commercial loans decreased $5.1 billion, or 2%, to $220.0 billion driven by a lower utilization of loan commitments in addition to paydowns outpacing new production.
•Total consumer loans increased $828 million to $101.8 billion as growth in residential mortgages, automobile, home equity and credit card loans were partially offset by declines in the remaining portfolios as paydowns outpaced new originations.
•Investment securities decreased $3.7 billion, or 3%, to $135.7 billion, primarily due to prepayments and maturities outpacing purchases.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $10.9 billion, or 40%, to $38.3 billion, primarily due to higher borrowed funds and a decrease in loans, partially offset by lower deposits.
•Total deposits decreased $8.8 billion, or 2%, to $427.5 billion as a result of lower consumer and commercial deposits, reflecting seasonal declines and the impact of quantitative tightening by the Federal Reserve. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposit products as interest rates have risen.
•Borrowed funds increased $6.7 billion, or 11%, to $65.4 billion due to parent company senior debt issuances and higher FHLB borrowings.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Credit Quality Highlights
The second quarter of 2023 reflected strong credit quality performance.
•At June 30, 2023 compared to December 31, 2022:
•Nonperforming assets decreased $70 million, or 3%, to $1.9 billion.
•Overall loan delinquencies of $1.2 billion decreased $278 million, or 19%, driven by lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion at both June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality. ACL to total loans was 1.68% and 1.67% at June 30, 2023 and December 31, 2022, respectively.
•Net charge-offs of $194 million, or 0.24% of average loans, in the second quarter of 2023 were stable compared to the first quarter of 2023.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $42.1 billion at June 30, 2023, increased $2.1 billion, or 5%, compared to December 31, 2022, increased due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In the second quarter of 2023, PNC returned $0.7 billion of capital to shareholders, as a result of $0.6 billion of dividends on common shares and $0.1 billion of common share repurchases, representing 1.1 million shares.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at June 30, 2023. PNC’s SCB through September 30, 2023 is 2.9%. Based on the results of the Federal Reserve’s 2023 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2023 will improve to the regulatory minimum of 2.5%.
•On July 3, 2023, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.55 per share, an increase of 5 cents per share. The dividend, with a payment date of August 5, 2023, will be payable the next business day.
•Our CET1 ratio increased to 9.5% at June 30, 2023 from 9.1% at December 31, 2022.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 9.4% at June 30, 2023 compared to 8.9% at December 31, 2022.
•PNC’s average LCR for the three months ended June 30, 2023 was 109% and exceeded the regulatory minimum requirement throughout the quarter.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account the potential impact of legal and regulatory contingencies. These statements are based on our views that:
•The economy continued to expand in the first half of 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short- and long-term interest rates. The housing market stabilized in the first half of 2023 as the Federal Reserve signaled a potential end to its federal funds rate hiking cycle. However, given the upward trajectory in mortgage rates and declining affordability, PNC continues to expect slower activity in the housing market in the second half of 2023 with a recovery in early 2024 as the

4    The PNC Financial Services Group, Inc. – Form 10-Q

Federal Reserve starts cutting the federal funds rate.
•PNC’s baseline outlook is for a mild recession starting in late 2023 or early 2024, with a smaller contraction in real GDP of less than 1%, lasting into mid-2024. The unemployment rate will increase in the second half of this year, ending 2023 at above 4%, and then peak slightly above 5% in early 2025. Inflation will slow with weaker demand, moving back to the Federal Reserve’s 2% objective by this time next year.
•PNC expects the federal funds rate to remain between 5.25% and 5.50% through March 2024, when it is expected that the Federal Reserve will cut rates in response to the recession.

For the third quarter of 2023, compared to the second quarter of 2023, we expect:
•Average loans to be down approximately 1%,
•Net interest income to be down 3% to 4%,
•Noninterest income, excluding net securities gains and Visa activity, to be up 10% to 11%,
•Revenue to be up approximately 1%,
•Noninterest expense, excluding the proposed FDIC special assessment, to be stable, and
•Net loan charge-offs to be $200 million to $250 million.

For the full year 2023, compared to the full year of 2022, we expect:
•Period-end loans to be stable,
•Average loans to be up 5% to 6%,
•Net interest income to be up 5% to 6%,
•Noninterest income, excluding net securities gains and Visa activity, to be down 2% to 4%,
•Revenue to be up 2% to 2.5%,
•Noninterest expense, excluding the proposed FDIC special assessment, to be up approximately 2%, and
•The effective tax rate to be approximately 18%.

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

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in our first quarter 2023 Form 10-Q and 2022 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.5 billion, or $3.36 per diluted common share, for the second quarter of 2023 decreased $194 million, or 11%, compared to $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023, primarily due to lower noninterest income, net interest income and increased expenses, partially offset by a lower provision for credit losses. Net income of $3.2 billion, or $7.34 per diluted common share for the first six months of 2023 increased $269 million, or 9%, compared to $2.9 billion, or $6.61 per diluted common share for the same period in 2022, primarily as a result of higher net interest income, partially offset by a higher provision for credit losses and increased expenses.

The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	June 30, 2023			March 31, 2023
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$141,038	2.52%	$889	$143,391	2.49%	$891
Loans	324,534	5.57%	4,554	325,526	5.29%	4,290
Interest-earning deposits with banks	31,433	5.10%	400	34,054	4.58%	390
Other	9,215	5.96%	138	8,806	5.75%	126
Total interest-earning assets/interest income	$506,220	4.70%	5,981	$511,777	4.46%	5,697
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$312,559	1.96%	1,531	$315,056	1.66%	1,291
Borrowed funds	65,692	5.44%	903	62,968	4.98%	783
Total interest-bearing liabilities/interest expense	$378,251	2.56%	2,434	$378,024	2.20%	2,074
Net interest margin/income (non-GAAP)		2.79%	3,547		2.84%	3,623
Taxable-equivalent adjustments			(37)			(38)
Net interest income (GAAP)			$3,510			$3,585

	June 30, 2023			June 30, 2022
Six months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,208	2.50%	$1,780	$134,313	1.76%	$1,184
Loans	325,027	5.43%	8,844	297,785	3.24%	4,835
Interest-earning deposits with banks	32,736	4.83%	790	51,120	0.42%	107
Other	9,012	5.86%	264	9,677	2.42%	116
Total interest-earning assets/interest income	$508,983	4.58%	11,678	$492,895	2.53%	6,242
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$313,801	1.81%	2,822	$298,313	0.08%	115
Borrowed funds	64,337	5.22%	1,686	32,998	1.36%	225
Total interest-bearing liabilities/interest expense	$378,138	2.38%	4,508	$331,311	0.20%	340
Net interest margin/income (non-GAAP)		2.81%	7,170		2.39%	5,902
Taxable-equivalent adjustments			(75)			(47)
Net interest income (GAAP)			$7,095			$5,855
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

Net interest income decreased $75 million, or 2%, for the second quarter of 2023 compared to the first quarter of 2023, as higher yields on interest-earning assets were more than offset by increased funding costs as well as lower loan and securities balances. Net interest income increased $1.2 billion, or 21%, for the first six months of 2023 compared to the same period in 2022, as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs. Net interest margin decreased 5 basis points compared to the first quarter of 2023 as the change in yields on interest-earning assets was more than offset by the change in rates on funding costs. Net interest margin increased 42 basis points in the year-to-date comparison reflecting the benefit of higher yields on interest-earning assets.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average investment securities for the second quarter of 2023 decreased $2.4 billion, or 2% compared to the first quarter of 2023 primarily due to prepayments and maturities outpacing purchases. Average investment securities increased $7.9 billion, or 6% in the year-to-date comparison, due to net securities purchases, primarily of agency residential mortgage-backed securities. Average investment securities represented 28% of average interest-earning assets for both the second and first quarters of 2023, and 28% for the first six months of 2023 compared to 27% for the first six months of 2022.

Average loans for the second quarter of 2023 were stable compared to the first quarter of 2023. Average loans increased $27.2 billion, or 9% in the year-to-date comparison, reflecting growth in both commercial and consumer loans. Average loans represented 64% of average interest-earning assets for both the second and first quarters of 2023, and 64% for the first six months of 2023 compared to 60% for the first six months of 2022.

Average interest-earning deposits with banks for the second quarter of 2023 decreased $2.6 billion, or 8%, compared to the first quarter of 2023, reflecting lower deposit balances. In the year-to-date comparison, average interest-earning deposits with banks decreased $18.4 billion, or 36%, primarily due to higher loan balances and lower deposits, partially offset by higher borrowed funds.

Average interest-bearing deposits for the second quarter of 2023 decreased $2.5 billion, or 1%, compared to the first quarter of 2023, reflecting increased consumer spending, the impact of quantitative tightening by the Federal Reserve and consumer tax payments. Average interest-bearing deposits increased $15.5 billion, or 5%, in the year-to-date comparison, reflecting the continued shift from noninterest-bearing to interest-bearing as deposit rates have risen. In total, average interest-bearing deposits represented 83% of average interest-bearing liabilities for both the second and first quarters of 2023 and 83% for the first six months of 2023 compared to 90%, for the first six months of 2022.

Average borrowed funds increased $2.7 billion, or 4%, and $31.3 billion, or 95% in the quarterly and year-to-date comparisons, respectively. The increase in both comparisons was due to higher FHLB borrowings and parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2023	2023	$	%	2023	2022	$	%
Noninterest income
Asset management and brokerage	$348	$356	$(8)	(2)%	$704	$742	$(38)	(5)%
Capital markets and advisory	213	262	(49)	(19)%	475	661	(186)	(28)%
Card and cash management	697	659	38	6%	1,356	1,291	65	5%
Lending and deposit services	298	306	(8)	(3)%	604	551	53	10%
Residential and commercial mortgage	98	177	(79)	(45)%	275	320	(45)	(14)%
Other	129	258	(129)	(50)%	387	388	(1)	—
Total noninterest income	$1,783	$2,018	$(235)	(12)%	$3,801	$3,953	$(152)	(4)%

Noninterest income as a percentage of total revenue was 34% for the second quarter of 2023 compared to 36% for the first quarter of 2023, and 35% for the first six months of 2023 compared to 40% for the same period in 2022.

Asset management and brokerage fees decreased compared to the first quarter of 2023, and included lower annuity sales. The decrease in the year-to-date comparison reflected the impact of lower average equity markets and annuity sales. PNC’s discretionary client assets under management of $176 billion at June 30, 2023 decreased from $177 billion at March 31, 2023, and included the impact of client activity, partially offset by higher spot equity markets. PNC’s discretionary client assets under management increased from $167 billion at June 30, 2022, driven by higher spot equity markets, partially offset by client activity.

Capital markets and advisory fees decreased compared to the first quarter of 2023 driven by lower merger and acquisition advisory fees and a decline in loan syndication revenue. The decrease in the year-to-date comparison was primarily due to lower merger and acquisition advisory fees.

Card and cash management revenue increased compared to the first quarter of 2023, reflecting seasonally higher consumer transaction volumes and increased treasury management product revenue. The increase compared to the first six months of 2022 was due to increased treasury management product revenue and higher customer transaction volumes.

Lending and deposit services decreased compared to the first quarter of 2023 and increased in the year-to-date comparison, reflecting client-related activity. In comparison to the first six months of 2022, the increase was also driven by growth in loan commitment fees.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Residential and commercial mortgage decreased compared to the first quarter of 2023 primarily due to a $58 million decrease in mortgage servicing rights valuation, net of economic hedge. The decrease compared to the first six months of 2022 was driven by lower commercial mortgage banking activities.

Other noninterest income decreased in the quarterly comparison and was stable in the year-to-date comparison. Both comparisons included lower private equity revenue and the impact of negative Visa Class B derivative fair value adjustments related to litigation escrow funding and other valuation changes. Negative Visa Class B fair value adjustments were $83 million for the second quarter of 2023 compared to $45 million for the first quarter of 2023, and $128 million for the first six months of 2023 compared to $12 million for the same period in 2022.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2023	2023	$	%	2023	2022	$	%
Noninterest expense
Personnel	$1,846	$1,826	$20	1%	$3,672	$3,496	$176	5%
Occupancy	244	251	(7)	(3)%	495	504	(9)	(2)%
Equipment	349	350	(1)	—	699	682	17	2%
Marketing	109	74	35	47%	183	156	27	17%
Other	824	820	4	—	1,644	1,578	66	4%
Total noninterest expense	$3,372	$3,321	$51	2%	$6,693	$6,416	$277	4%

Noninterest expense increased compared to the first quarter of 2023, primarily due to seasonally higher marketing spend and the full quarter impact of annual employee merit increases. The increase compared to the first six months of 2022 was due to higher personnel costs, an increased FDIC assessment rate and higher marketing and technology costs to support business growth.

In July 2023, we raised our continuous improvement program savings goal from $400 million to $450 million for 2023.

We expect the FDIC will enact a special deposit insurance assessment in the second half of 2023 that will significantly increase our FDIC deposit insurance costs. Based on the current proposal, PNC estimates our total cost to be approximately $468 million pre-tax, or $370 million after-tax, which would be incurred in the quarter the FDIC finalizes the rule. The total cost and timing is subject to change pending the assessment’s finalization. See the Recent Regulatory Developments section in this Financial Review and Note 16 Regulatory Matters for additional details on this FDIC special deposit insurance assessment.

Effective Income Tax Rate

The effective income tax rate was 15.5% in the second quarter of 2023, compared to 17.2% in the first quarter of 2023, and 16.4% in the first six months of 2023 compared to 17.9% for the same period in 2022. The second quarter of 2023 included the favorable impact of certain tax matters.

Provision For (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

	Three months ended			Six months ended
	June 30	March 31	Change	June 30	June 30	Change
Dollars in millions	2023	2023	$	2023	2022	$
Provision for (recapture of) credit losses
Loans and leases	$189	$229	$(40)	$418	$(182)	$600
Unfunded lending related commitments	(9)	(22)	13	(31)	19	(50)
Investment securities		(1)	1	(1)	4	(5)
Other financial assets	(34)	29	(63)	(5)	(13)	8
Total provision for (recapture of) credit losses	$146	$235	$(89)	$381	$(172)	$553

Provision for credit losses of $146 million in the second quarter of 2023 reflected portfolio activity and changes in macroeconomic variables. The first quarter of 2023 included a provision for credit losses of $235 million. Provision for credit losses of $381 million for the first six months of 2023 included the impact of our updated economic outlook and changes in portfolio composition and quality. The first six months of 2022 included a recapture of credit losses of $172 million.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2023	2022	$	%
Assets
Interest-earning deposits with banks	$38,259	$27,320	$10,939	40%
Loans held for sale	835	1,010	(175)	(17)%
Investment securities	135,661	139,334	(3,673)	(3)%
Loans	321,761	326,025	(4,264)	(1)%
Allowance for loan and lease losses	(4,737)	(4,741)	4	—
Mortgage servicing rights	3,455	3,423	32	1%
Goodwill	10,987	10,987		—
Other	51,986	53,905	(1,919)	(4)%
Total assets	$558,207	$557,263	$944	—
Liabilities
Deposits	$427,489	$436,282	$(8,793)	(2)%
Borrowed funds	65,384	58,713	6,671	11%
Allowance for unfunded lending related commitments	663	694	(31)	(4)%
Other	15,325	15,762	(437)	(3)%
Total liabilities	508,861	511,451	(2,590)	(1)%
Equity
Total shareholders’ equity	49,320	45,774	3,546	8%
Noncontrolling interests	26	38	(12)	(32)%
Total equity	49,346	45,812	3,534	8%
Total liabilities and equity	$558,207	$557,263	$944	—

Our balance sheet was strong and well positioned at June 30, 2023. In comparison to December 31, 2022:
•Total assets were stable.
•Total liabilities decreased due to lower deposits, partially offset by increased borrowed funds.
•Total equity increased due to the benefit of net income, a preferred stock issuance and an improvement in AOCI, partially offset by dividends paid and common share repurchases.

The ACL related to loans totaled $5.4 billion at both June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality. See the following for additional information regarding our ACL related to loans:
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
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	June 30	December 31	Change
Dollars in millions	2023	2022	$	%
Commercial
Commercial and industrial	$177,629	$182,219	$(4,590)	(3)%
Commercial real estate	35,928	36,316	(388)	(1)%
Equipment lease financing	6,400	6,514	(114)	(2)%
Total commercial	219,957	225,049	(5,092)	(2)%
Consumer
Residential real estate	46,834	45,889	945	2%
Home equity	26,200	25,983	217	1%
Automobile	15,065	14,836	229	2%
Credit card	7,092	7,069	23	—
Education	2,058	2,173	(115)	(5)%
Other consumer	4,555	5,026	(471)	(9)%
Total consumer	101,804	100,976	828	1%
Total loans	$321,761	$326,025	$(4,264)	(1)%

Commercial loans decreased driven by a lower utilization of loan commitments in addition to paydowns outpacing new production.

Consumer loans increased as growth in residential mortgages, automobile, home equity and credit card loans were partially offset by declines in the remaining portfolios as paydowns outpaced new originations.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Investment Securities

Investment securities of $135.7 billion at June 30, 2023 decreased $3.7 billion, or 3%, compared to December 31, 2022, primarily due to prepayments and maturities outpacing purchases.

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
Table 9: Investment Securities (a)

	June 30, 2023		December 31, 2022
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$44,848	$42,403	$45,767	$43,330
Agency residential mortgage-backed	75,145	68,874	77,385	71,073
Non-agency residential mortgage-backed	911	1,015	973	1,074
Agency commercial mortgage-backed	2,598	2,405	2,693	2,501
Non-agency commercial mortgage-backed (c)	2,563	2,458	2,992	2,883
Asset-backed (d)	7,555	7,472	7,291	7,183
Other (e)	6,271	6,056	6,642	6,394
Total investment securities (f)	$139,891	$130,683	$143,743	$134,438
(a)Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2023 and December 31, 2022.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $148 million at June 30, 2023 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2022 was $149 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at June 30, 2023 was comparable to December 31, 2022 due primarily to the impact of higher interest rates on the valuation of fixed-rate securities offset by the passage of time. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 4.3 years and 4.5 years at June 30, 2023 and December 31, 2022, respectively. We estimate that at June 30, 2023 the effective duration of investment securities was 4.3 years for an immediate 50 basis points parallel increase in interest rates and 4.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2022 for the effective duration of investment securities were 4.4 years and 4.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.7 years at June 30, 2023 compared to 6.0 years at December 31, 2022.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2023	Years
Agency residential mortgage-backed	7.7
Non-agency residential mortgage-backed	9.9
Agency commercial mortgage-backed	5.2
Non-agency commercial mortgage-backed	1.3
Asset-backed	2.3

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 11: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2023	2022	$	%
Deposits
Noninterest-bearing	$110,527	$124,486	$(13,959)	(11)%
Interest-bearing
Money market	63,607	64,150	(543)	(1)%
Demand	128,942	126,143	2,799	2%
Savings	101,549	103,033	(1,484)	(1)%
Time deposits	22,864	18,470	4,394	24%
Total interest-bearing deposits	316,962	311,796	5,166	2%
Total deposits	427,489	436,282	(8,793)	(2)%
Borrowed funds
Federal Home Loan Bank borrowings	34,000	32,075	1,925	6%
Senior debt	22,005	16,657	5,348	32%
Subordinated debt	5,548	6,307	(759)	(12)%
Other	3,831	3,674	157	4%
Total borrowed funds	65,384	58,713	6,671	11%
Total funding sources	$492,873	$494,995	$(2,122)	—

Total deposits decreased as a result of lower consumer and commercial deposits, reflecting seasonal declines and the impact of quantitative tightening by the Federal Reserve. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposit products as interest rates have risen.

Borrowed funds increased due to parent company senior debt issuances and higher FHLB borrowings.

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
Shareholders’ Equity

Total shareholders’ equity was $49.3 billion at June 30, 2023, an increase of $3.5 billion compared to December 31, 2022, as increases related to net income of $3.2 billion, a preferred stock issuance of $1.5 billion and an improvement in AOCI of $0.6 billion were partially offset by dividends paid of $1.4 billion and common share repurchases of $0.5 billion.

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
Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in the “Other” category as shown in Table 79 in Note 14 Segment Reporting. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP).

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

Table 12: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$4,729	$3,193	$1,536	48%
Noninterest income	1,445	1,493	(48)	(3)%
Total revenue	6,174	4,686	1,488	32%
Provision for (recapture of) credit losses	224	(26)	250	*
Noninterest expense	3,831	3,805	26	1%
Pretax earnings	2,119	907	1,212	134%
Income taxes	497	214	283	132%
Noncontrolling interests	21	31	(10)	(32)%
Earnings	$1,601	$662	$939	142%
Average Balance Sheet
Loans held for sale	$578	$1,070	$(492)	(46)%
Loans
Consumer
Residential real estate	$35,285	$32,389	$2,896	9%
Home equity	24,617	22,673	1,944	9%
Automobile	14,962	15,918	(956)	(6)%
Credit card	6,960	6,455	505	8%
Education	2,151	2,470	(319)	(13)%
Other consumer	1,959	2,261	(302)	(13)%
Total consumer	85,934	82,166	3,768	5%
Commercial	11,574	11,325	249	2%
Total loans	$97,508	$93,491	$4,017	4%
Total assets	$115,103	$112,415	$2,688	2%
Deposits
Noninterest-bearing	$60,129	$64,833	$(4,704)	(7)%
Interest-bearing	199,776	201,916	(2,140)	(1)%
Total deposits	$259,905	$266,749	$(6,844)	(3)%
Performance Ratios
Return on average assets	2.80%	1.19%
Noninterest income to total revenue	23%	32%
Efficiency	62%	81%

14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for six months ended June 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$254	$269	$(15)	(6)%
Card and cash management	$668	$659	$9	1%
Lending and deposit services	$357	$331	$26	8%
Residential and commercial mortgage	$179	$170	$9	5%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$191	$145	$46	32%
Serviced portfolio acquisitions	$9	$21	$(12)	(57)%
MSR asset value (b)	$2.3	$1.6	$0.7	44%
MSR capitalization value (in basis points) (b)	123	112	11	10%
Servicing income: (in millions)
Servicing fees, net (c)	$145	$69	$76	110%
Mortgage servicing rights valuation, net of economic hedge	$5	$15	$(10)	(67)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$3.8	$9.9	$(6.1)	(62)%
Loan sale margin percentage	2.24%	2.18%
Percentage of originations represented by:
Purchase volume (d)	88%	57%
Refinance volume	12%	43%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	65%	64%
Digital consumer customers (f)	74%	78%
Credit-related statistics
Nonperforming assets	$981	$1,088	$(107)	(10)%
Net charge-offs - loans and leases	$221	$229	$(8)	(3)%
Other statistics
ATMs	8,566	9,301	(735)	(8)%
Branches (g)	2,361	2,535	(174)	(7)%
Brokerage account client assets (in billions) (h)	$75	$68	$7	10%
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

Retail Banking earnings for the first six months of 2023 increased $939 million compared to the same period in 2022 primarily due to increased net interest income, partially offset by an increased provision for credit losses and lower noninterest income.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income decreased primarily due to the impact of higher negative Visa Class B fair value adjustments compared to the same period in 2022.

Provision for credit losses included the impact of our updated economic outlook and changes in portfolio composition and quality.

Noninterest expense increased, and included increased technology costs and higher marketing spend, partially offset by lower non-credit losses and personnel.

Retail Banking average total loans increased in the first six months of 2023 compared to the same period in 2022. Average consumer loans increased 5% driven by higher residential real estate and home equity loans as a result of new volume and draws on existing
The PNC Financial Services Group, Inc. – Form 10-Q 15

accounts outpacing liquidations, as well as growth in credit card loans due to new account production and purchase volume increases. The increase was partially offset by a decline in automobile, education and other consumer loans as paydowns outpaced new originations. Average commercial loans increased due to growth in automobile dealer segment balances, partially offset by forgiveness of PPP loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first six months of 2023, average total deposits decreased compared to the same period in 2022, reflecting the impact of increased consumer spending and quantitative tightening by the Federal Reserve.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$2,795	$2,413	$382	16%
Noninterest income	1,707	1,772	(65)	(4)%
Total revenue	4,502	4,185	317	8%
Provision for (recapture of) credit losses	181	(135)	316	*
Noninterest expense	1,860	1,771	89	5%
Pretax earnings	2,461	2,549	(88)	(3)%
Income taxes	575	583	(8)	(1)%
Noncontrolling interests	10	7	3	43%
Earnings	$1,876	$1,959	$(83)	(4)%
Average Balance Sheet
Loans held for sale	$448	$559	$(111)	(20)%
Loans
Commercial
Commercial and industrial	$168,110	$147,819	$20,291	14%
Commercial real estate	34,507	32,640	1,867	6%
Equipment lease financing	6,408	6,150	258	4%
Total commercial	209,025	186,609	22,416	12%
Consumer	7	11	(4)	(36)%
Total loans	$209,032	$186,620	$22,412	12%
Total assets	$234,354	$210,171	$24,183	12%
Deposits
Noninterest-bearing	$55,221	$83,589	$(28,368)	(34)%
Interest-bearing	87,956	66,780	21,176	32%
Total deposits	$143,177	$150,369	$(7,192)	(5)%
Performance Ratios
Return on average assets	1.61%	1.88%
Noninterest income to total revenue	38%	42%
Efficiency	41%	42%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,563	$1,205	$358	30%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$40	$36	$4	11%
Commercial mortgage loan servicing income (d)	83	138	(55)	(40)%
Commercial mortgage servicing rights valuation, net of economic hedge	45	46	(1)	(2)%
Total	$168	$220	$(52)	(24)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e)	$280	$282	$(2)	(1)%
MSR asset value (e)	$1,106	$988	$118	12%
Average loans by C&IB business (f)
Corporate Banking	$118,424	$99,187	$19,237	19%
Real Estate	47,495	43,710	3,785	9%
Business Credit	30,398	27,395	3,003	11%
Commercial Banking	8,327	9,751	(1,424)	(15)%
Other	4,388	6,577	(2,189)	(33)%
Total average loans	$209,032	$186,620	$22,412	12%
Credit-related statistics
Nonperforming assets (e)	$738	$674	$64	9%
Net charge-offs - loans and leases	$178	$10	$168	*
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
(e)As of June 30.
(f)As the result of a business realignment within C&IB during the second quarter of 2023, certain loans were reclassified from Other to Corporate Banking in the prior periods to conform to the current period presentation.

Corporate & Institutional Banking earnings in the first six months of 2023 decreased $83 million compared to the same period in 2022 driven by higher provision for credit losses, increased noninterest expense and lower noninterest income, partially offset by higher net interest income.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans and lower average deposit balances.

Noninterest income decreased in the comparison driven by lower capital markets and advisory fees and lower commercial mortgage banking activities, partially offset by growth in treasury management product revenue.

Provision for credit losses included the impact of our updated economic outlook and changes in portfolio composition and quality.

Noninterest expense increased in the comparison due to continued investments to support business growth and the impact of a higher FDIC assessment rate.

Average loans increased compared with the six months ended June 30, 2022 due to increases in Corporate Banking, Real Estate and Business Credit, partially offset by a decrease in Commercial Banking:
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
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is relatively high yielding, with acceptable risk as the loans are mainly secured by business assets. Average loans for this business increased primarily driven by new production, partially offset by lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by PPP loan forgiveness and lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased compared to the six months ended June 30, 2022, reflecting the impact of quantitative tightening by the Federal Reserve. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating

18    The PNC Financial Services Group, Inc. – Form 10-Q

deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first six months of 2022, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower commercial mortgage servicing income.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The decrease in capital markets and advisory fees in the comparison was mostly driven by lower merger and acquisition advisory fees, partially offset by higher customer-related trading revenue for derivatives, foreign exchange and fixed income.
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

Table 14: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$252	$291	$(39)	(13)%
Noninterest income	458	482	(24)	(5)%
Total revenue	710	773	(63)	(8)%
Provision for (recapture of) credit losses	(1)	7	(8)	*
Noninterest expense	560	521	39	7%
Pretax earnings	151	245	(94)	(38)%
Income taxes	36	57	(21)	(37)%
Earnings	$115	$188	$(73)	(39)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,517	$7,414	$2,103	28%
Other consumer	4,110	4,587	(477)	(10)%
Total consumer	13,627	12,001	1,626	14%
Commercial	1,237	1,704	(467)	(27)%
Total loans	$14,864	$13,705	$1,159	8%
Total assets	$15,282	$14,126	$1,156	8%
Deposits
Noninterest-bearing	$1,817	$3,140	$(1,323)	(42)%
Interest-bearing	25,907	29,331	(3,424)	(12)%
Total deposits	$27,724	$32,471	$(4,747)	(15)%
Performance Ratios
Return on average assets	1.52%	2.68%
Noninterest income to total revenue	65%	62%
Efficiency	79%	67%
Supplemental Noninterest Income Information
Asset management fees	$446	$469	$(23)	(5)%
Brokerage fees	4	4		—
Total	$450	$473	$(23)	(5)%
Other Information
Nonperforming assets (a)	$41	$114	$(73)	(64)%
Net charge-offs - loans and leases	$(2)	$1	$(3)	*
Brokerage account client assets (in billions) (a)	$5	$4	$1	25%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$176	$167	$9	5%
Nondiscretionary client assets under administration	168	153	15	10%
Total	$344	$320	$24	8%
Discretionary client assets under management
PNC Private Bank	$111	$103	$8	8%
Institutional Asset Management	65	64	1	2%
Total	$176	$167	$9	5%
*- Not Meaningful
(a)As of June 30.
(b)Excludes brokerage account client assets.

The Asset Management Group consists of two primary businesses: PNC Private Bank and Institutional Asset Management.

The PNC Private Bank is focused on being a premier private bank in each of the markets it serves. This business seeks to deliver high quality banking, trust and investment management services to our emerging affluent, high net worth and ultra high net worth clients through a broad array of products and services.

20    The PNC Financial Services Group, Inc. – Form 10-Q

Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, municipalities and non-profits.

Asset Management Group earnings in the first six months of 2023 decreased $73 million compared to the same period in 2022, primarily driven by higher noninterest expense, lower net interest income and a decrease in noninterest income.

Net interest income decreased in the comparison due to a decline in average deposits as well as narrower interest rate spreads on the value of loans.

Noninterest income decreased in the comparison and is primarily attributable to the asset management fee impact from lower average equity markets and the impact of client activity.

Noninterest expense increased in the comparison reflecting continued investments to support business growth.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher equity markets as of June 30, 2023.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2022 Form 10-K describes our enterprise risk management framework, including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2022 Form 10-K provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to, Credit, Market, Liquidity and Operational (including Compliance and Information Security).

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

The PNC Financial Services Group, Inc. – Form 10-Q 21

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 56% of our total loan portfolio at June 30, 2023 and December 31, 2022, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for a loan should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

We actively manage our commercial and industrial loans to assess any changes (both positive and negative) in the level of credit risk at both the borrower and portfolio level. To evaluate the level of credit risk, we assign internal risk ratings reflecting our estimates of the borrower’s PD and LGD for each related credit facility. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process and is updated on an ongoing basis through our credit risk management processes. In addition to monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geographies that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified across industries as shown in the following table (based on the North American Industry Classification System).

Table 16: Commercial and Industrial Loans by Industry

	June 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$30,586	17%	$30,845	17%
Retail/wholesale trade	28,751	16	29,176	16
Service providers	22,277	13	23,548	13
Financial services	21,823	12	21,320	12
Real estate related (a)	17,200	10	17,780	10
Technology, media & telecommunications	11,158	6	11,845	7
Health care	10,186	6	10,649	6
Transportation and warehousing	8,048	5	7,858	4
Other industries	27,600	15	29,198	15
Total commercial and industrial loans	$177,629	100%	$182,219	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $22.1 billion related to commercial mortgages on income-producing properties, $7.2 billion of real estate construction project loans and $6.6 billion of intermediate-term financing loans as of June 30, 2023. Comparable amounts as of December 31, 2022 were $22.3 billion, $6.4 billion and $7.6 billion, respectively.
We monitor credit risk associated with our commercial real estate loans similar to commercial and industrial loans by analyzing PD and LGD. Additionally, risks associated with commercial real estate loans tend to be correlated to the loan structure, collateral location and quality, project progress and business environment. These attributes are also monitored and utilized in assessing credit risk. The portfolio is geographically diverse due to the nature of our business involving clients throughout the U.S.

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,190	17%	$6,224	17%
Texas	3,686	10	3,871	11
Florida	3,584	10	3,275	9
Pennsylvania	1,648	5	1,638	5
Virginia	1,550	4	1,638	5
Maryland	1,416	4	1,496	4
Illinois	1,267	4	1,321	4
Colorado	1,218	3	1,336	4
Ohio	1,172	3	1,236	3
North Carolina	1,146	3	1,150	3
Other	13,051	37	13,131	35
Total commercial real estate loans	$35,928	100%	$36,316	100%
Property Type (a)
Multifamily	$14,835	41%	$13,738	38%
Office	8,685	24	9,123	25
Industrial/warehouse	3,907	11	4,035	11
Retail	2,807	8	2,855	8
Seniors housing	1,835	5	2,228	6
Hotel/motel	1,768	5	1,896	5
Mixed use	266	1	701	2
Other	1,825	5	1,740	5
Total commercial real estate loans	$35,928	100%	$36,316	100%
(a)    Presented in descending order based on loan balances at June 30, 2023.

As remote work continues to be a feasible alternative and notable portions of leased space remain unoccupied, real estate related to the office sector is an area of continuing uncertainty. We continue to closely monitor and manage our office portfolio for elevated levels of credit risk given the ongoing shift in office demand.

At June 30, 2023, our outstanding loan balances in the office portfolio totaled $8.7 billion, or 2.7% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Nonperforming loans totaled 3.3% of total office loans outstanding at June 30, 2023, while criticized loans totaled 22.5% of this portfolio. At June 30, 2023, there were no office loans outstanding that were 30 or more days delinquent. We have established reserves against these loans that we believe appropriately reflect the expected credit losses in the portfolio as of June 30, 2023.

Our office portfolio is well diversified geographically across our coast-to-coast franchise. From a tenancy category perspective, 57% of this portfolio represents multi-tenant properties at June 30, 2023, which is an area where we have noted increased stress. The remaining 43% of the portfolio is comprised of single-tenant, government tenant, and medical office tenant.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2023 and December 31, 2022.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	June 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,281	41%	$18,609	41%
Texas	4,112	9	4,194	9
Florida	3,376	7	3,360	7
Washington	3,246	7	3,009	7
New Jersey	1,905	4	1,925	4
New York	1,557	3	1,558	3
Arizona	1,449	3	1,436	3
Pennsylvania	1,197	3	1,188	3
Colorado	1,193	3	1,192	3
North Carolina	974	2	965	2
Other	8,544	18	8,453	18
Total residential real estate loans	$46,834	100%	$45,889	100%
	June 30, 2023		December 31, 2022
Weighted-average loan origination statistics (b)
Loan origination FICO score		771		770
LTV of loan originations		73%		71%
(a)Presented in descending order based on loan balances at June 30, 2023.
(b)Weighted-averages calculated for the twelve months ended June 30, 2023 and December 31, 2022, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $41.6 billion at June 30, 2023 with 45% located in California. Comparable amounts at December 31, 2022 were $40.6 billion and 44%, respectively.

Home Equity
Home equity loans comprised $20.2 billion of home equity lines of credit and $6.0 billion of closed-end home equity installment loans at June 30, 2023. Comparable amounts were $19.5 billion and $6.5 billion as of December 31, 2022, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, legacy brokered home equity loans, home equity lines of credit, or legacy brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	June 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,876	19%	$5,051	19%
New Jersey	3,237	12	3,266	13
Ohio	2,302	9	2,352	9
Florida	2,178	8	2,082	8
California	1,450	6	1,247	5
Maryland	1,243	5	1,254	5
Michigan	1,238	5	1,263	5
Texas	1,195	5	1,144	4
Illinois	1,095	4	1,126	4
North Carolina	1,010	4	995	4
Other	6,376	23	6,203	24
Total home equity loans	$26,200	100%	$25,983	100%
Lien type
1st lien		55%		58%
2nd lien		45		42
Total		100%		100%
Weighted-average loan origination statistics (b)	June 30, 2023		December 31, 2022
Loan origination FICO score		772		774
LTV of loan originations		66%		67%
(a)Presented in descending order based on loan balances at June 30, 2023.
(b)Weighted-averages calculated for the twelve months ended June 30, 2023 and December 31, 2022, respectively.

Automobile
Auto loans comprised $14.0 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of June 30, 2023. Comparable amounts as of December 31, 2022 were $13.7 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into newer markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	June 30, 2023	December 31, 2022
Weighted-average loan origination FICO score (a) (b)
Indirect auto	781	784
Direct auto	779	776
Weighted-average term of loan originations - in months (a)
Indirect auto	73	73
Direct auto	63	63
(a)Weighted-averages calculated for the twelve months ended June 30, 2023 and December 31, 2022, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At June 30, 2023, the portfolio balance was composed of 48% new vehicle loans and 52% used vehicle loans. Comparable amounts at December 31, 2022 were 50% and 50%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	June 30, 2023	December 31, 2022	Change
Dollars in millions			$	%
Nonperforming loans (a)
Commercial	$827	$858	$(31)	(4)%
Consumer (b)	1,086	1,127	(41)	(4)%
Total nonperforming loans	1,913	1,985	(72)	(4)%
OREO and foreclosed assets	36	34	2	6%
Total nonperforming assets	$1,949	$2,019	$(70)	(3)%
Nonperforming loans to total loans	0.59%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.61%	0.62%
Nonperforming assets to total assets	0.35%	0.36%
Allowance for loan and lease losses to nonperforming loans	248%	239%
Allowance for credit losses to nonperforming loans (c)	282%	274%
(a)In connection with the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, nonperforming loans as of June 30, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of Note 3 Loans and Related Allowance for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2023 and 2022:

Table 22: Change in Nonperforming Assets

In millions	2023	2022
January 1	$2,019	$2,506
New nonperforming assets	862	739
Charge-offs and valuation adjustments	(257)	(117)
Principal activity, including paydowns and payoffs	(469)	(547)
Asset sales and transfers to loans held for sale	(58)	(27)
Returned to performing status	(148)	(479)
June 30	$1,949	$2,075

As of June 30, 2023, approximately 98% of total nonperforming loans were secured by collateral, which lessened reserve requirements and is expected to reduce credit losses.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels are a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and PCD loans. Amounts exclude loans held for sale.

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from elevated inflation levels, labor-related supply chain pressures, higher interest rates and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our

26    The PNC Financial Services Group, Inc. – Form 10-Q

customers. Under the CARES Act credit reporting rules, certain loans modified due to pandemic related hardships are not being reported as past due as of June 30, 2023 and December 31, 2022 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. The CARES Act credit reporting rules expire in the third quarter of 2023.
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30 2023	December 31 2022	Change		June 30 2023	December 31 2022
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$555	$747	$(192)	(26)%	0.17%	0.23%
Accruing loans past due 60 to 89 days	238	261	(23)	(9)%	0.07%	0.08%
Total early stage loan delinquencies	793	1,008	(215)	(21)%	0.25%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	419	482	(63)	(13)%	0.13%	0.15%
Total accruing loans past due	$1,212	$1,490	$(278)	(19)%	0.38%	0.46%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both June 30, 2023 and December 31, 2022.

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

Allowance for Credit Losses
Our determination of the ACL is based on historical loss and performance experience, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors, including current borrower and/or transaction characteristics. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments and determine this allowance based on assessments of the remaining estimated contractual term as of the balance sheet date.

See Note 1 Accounting Policies for additional discussion of our ACL, including details of our methodologies. Also see the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of June 30, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	June 30, 2023			December 31, 2022
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,836	$177,629	1.03%	$1,957	$182,219	1.07%
Commercial real estate	1,206	35,928	3.36%	1,047	36,316	2.88%
Equipment lease financing	100	6,400	1.56%	110	6,514	1.69%
Total commercial	3,142	219,957	1.43%	3,114	225,049	1.38%
Consumer
Residential real estate	72	46,834	0.15%	92	45,889	0.20%
Home equity	294	26,200	1.12%	274	25,983	1.05%
Automobile	188	15,065	1.25%	226	14,836	1.52%
Credit card	765	7,092	10.79%	748	7,069	10.58%
Education	61	2,058	2.96%	63	2,173	2.90%
Other consumer	215	4,555	4.72%	224	5,026	4.46%
Total consumer	1,595	101,804	1.57%	1,627	100,976	1.61%
Total	4,737	$321,761	1.47%	4,741	$326,025	1.45%
Allowance for unfunded lending related commitments	663			694
Allowance for credit losses	$5,400			$5,435
Allowance for credit losses to total loans			1.68%			1.67%
Commercial			1.68%			1.66%
Consumer			1.67%			1.69%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $171 million and $176 million at June 30, 2023 and December 31, 2022, respectively.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2023
Commercial
Commercial and industrial	$149	$53	$96	0.11%
Commercial real estate	99	2	97	0.54%
Equipment lease financing	7	6	1	0.03%
Total commercial	255	61	194	0.17%
Consumer
Residential real estate	5	7	(2)	(0.01)%
Home equity	11	24	(13)	(0.10)%
Automobile	61	51	10	0.13%
Credit card	154	22	132	3.82%
Education	9	4	5	0.47%
Other consumer	80	17	63	2.65%
Total consumer	320	125	195	0.39%
Total	$575	$186	$389	0.24%
2022
Commercial
Commercial and industrial	$71	$45	$26	0.03%
Commercial real estate	15	2	13	0.08%
Equipment lease financing	3	6	(3)	(0.10)%
Total commercial	89	53	36	0.04%
Consumer
Residential real estate	7	11	(4)	(0.02)%
Home equity	6	39	(33)	(0.27)%
Automobile	86	70	16	0.20%
Credit card	135	31	104	3.24%
Education	8	3	5	0.41%
Other consumer	115	19	96	3.45%
Total consumer	357	173	184	0.39%
Total	$446	$226	$220	0.15%

Total net charge-offs increased $169 million, or 77%, for the first six months of 2023 compared to the same period in 2022. The increase in the comparison was primarily attributable to higher net charge-offs in our commercial portfolio.

See Note 1 Accounting Policies in our 2022 Form 10-K and Note 3 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2022 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2023. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR on an ongoing basis and are required to maintain a regulatory minimum of 100%. The NSFR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 29

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2022 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $427.5 billion at June 30, 2023 from $436.3 billion at December 31, 2022, and included a continued shift from noninterest-bearing to interest-bearing deposit products, as interest rates have risen. As of June 30, 2023, uninsured deposits represented approximately 46% of our total deposit base. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.

We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review, Note 7 Borrowed Funds included in this Report and Note 10 Borrowed Funds in our 2022 Form 10-K for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2023
January 1	$23.0
Issuances	6.2
Calls and maturities	(1.5)
Other	(0.1)
June 30	$27.6

Additionally, certain liquid assets and unused borrowing capacity from a number of sources are also available to manage our liquidity position. The following table summarizes our contingent liquidity from on-balance sheet and off-balance sheet funding sources:
Table 27:Contingent Liquidity Sources

Dollars in billions	June 30, 2023	December 31, 2022
Cash balance with Federal Reserve Bank	$37.8	$26.9
Available investment securities (a)	103.1	109.8
Unused borrowing capacity from FHLB and Federal Reserve Bank	86.4	67.2
Total available contingent liquidity	$227.3	$203.9
(a) Available investment securities represents the fair value of investment securities that are available for sale or that can be used for pledging or to secure other sources of funding.
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2023, PNC Bank had $7.0 billion of notes outstanding under this program of which $3.9 billion were senior notes and $3.1 billion were subordinated notes.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At June 30, 2023, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank or through issuing its senior unsecured notes.
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

30    The PNC Financial Services Group, Inc. – Form 10-Q

At June 30, 2023, available parent company liquidity totaled $17.2 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $5.2 billion at June 30, 2023. See Note 20 Regulatory Matters in our 2022 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At June 30, 2023, there were no issuances outstanding under this program.
The following table details Parent Company note issuances in the second quarter of 2023:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
June 12, 2023	$1.0 billion	$1.0 billion of senior fixed-to-floating notes with a maturity date of June 12, 2026. Interest is payable semi-annually in arrears at a fixed rate of 5.812% per annum, on June 12 and December 12 of each year, beginning on December 12, 2023. Beginning on June 12, 2025, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.322%, on September 12, 2025, December 12, 2025, March 12, 2026 and at the maturity date.
June 12, 2023	$2.5 billion	$2.5 billion of senior fixed-to-floating notes with a maturity date of June 12, 2029. Interest is payable semi-annually in arrears at a fixed rate of 5.582% per annum, on June 12 and December 12 of each year, beginning on December 12, 2023. Beginning on June 12, 2028, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.841%, on September 12, 2028, December 12, 2028, March 12, 2029 and at the maturity date.

Parent company senior and subordinated debt outstanding totaled $19.2 billion and $13.1 billion at June 30, 2023 and December 31, 2022, respectively.

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section of our 2022 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments.

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
The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table presents credit ratings for PNC and PNC Bank as of June 30, 2023:
Table 29: Credit Ratings for PNC and PNC Bank

June 30, 2023
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

In the second quarter of 2023, PNC returned $0.7 billion of capital to shareholders, as a result of $0.6 billion of dividends on common shares and $0.1 billion of common share repurchases, representing 1.1 million shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels (the regulatory minimum (4.5%) plus our SCB), our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at June 30, 2023. PNC’s SCB through September 30, 2023 is 2.9%. Based on the results of the Federal Reserve’s 2023 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2023 will improve to the regulatory minimum of 2.5%.

Due to the proposed rules issued by the Federal banking agencies on July 27, 2023 to adjust the Basel III capital framework, share repurchase activity is expected to be reduced in the third quarter of 2023 compared to recent prior quarters. PNC continues to evaluate and may adjust share repurchase activity, as actual amounts and timing are dependent on market and economic conditions, as well as other factors.

On July 3, 2023, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.55 per share, an increase of 5 cents per share. The dividend, with a payment date of August 5, 2023, will be payable the next business day.

32    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our Basel III Capital balances and ratios as of June 30, 2023:

Table 30: Basel III Capital

	June 30, 2023
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,738)	$(3,738)
Retained earnings	55,829	55,346
Goodwill, net of associated deferred tax liabilities	(10,755)	(10,755)
Other disallowed intangibles, net of deferred tax liabilities	(346)	(346)
Other adjustments/(deductions)	(89)	(90)
Common equity Tier 1 capital (c)	$40,901	$40,417
Additional Tier 1 capital
Preferred stock plus related surplus	7,237	7,237
Tier 1 capital	$48,138	$47,654
Additional Tier 2 capital
Qualifying subordinated debt	3,222	3,222
Eligible credit reserves includable in Tier 2 capital	4,764	5,241
Total Basel III capital	$56,124	$56,117
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$429,634	$429,826
Average quarterly adjusted total assets	$549,471	$548,987
Supplementary leverage exposure (e)	$651,342	$651,341
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.5%	9.4%
Tier 1	11.2%	11.1%
Total	13.1%	13.1%
Leverage (g)	8.8%	8.7%
Supplementary leverage ratio (e)	7.4%	7.3%
(a)The ratios are calculated to reflect PNC’s election to adopt the CECL five-year transition provisions. Effective for the first quarter 2022, PNC is now in the three-year transition period and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024.
(b)The ratios are calculated to reflect the full impact of CECL and exclude the benefits of the optional five-year transition.
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

PNC’s regulatory risk-based capital ratios are calculated using the standardized approach for determining risk-weighted assets. Under the standardized approach for determining credit risk-weighted assets, exposures are generally assigned a pre-defined risk weight. Exposures to high volatility commercial real estate, nonaccruals, FDMs, past due exposures and equity exposures are generally subject to higher risk weights than other types of exposures.
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
At June 30, 2023, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%. For more information on the interagency proposed expanded risk-based capital rules, see the Recent Regulatory Developments section.

The PNC Financial Services Group, Inc. – Form 10-Q 33

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our June 30, 2023 capital levels were aligned with them.

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

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our market risk-related risk management policies, which are approved by management’s Asset and Liability Committee and the Risk Committee of the Board of Directors.
Sensitivity results and market interest rate benchmarks for the second quarters of 2023 and 2022 follow:

Table 31: Interest Sensitivity Analysis

	Second Quarter 2023	Second Quarter 2022
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual parallel interest rate change over the following 12 months of:
100 basis point increase	0.0%	3.2%
100 basis point decrease	0.0%	(3.4)%
Effect on net interest income in second year from gradual parallel interest rate change over the preceding 12 months of:
100 basis point increase	1.4%	5.6%
100 basis point decrease	(1.6)%	(6.4)%
In addition to measuring the effect on net interest income assuming parallel changes in current interest rates, we routinely simulate the effects of a number of nonparallel interest rate environments. Table 32 reflects the percentage change in net interest income over the next two twelve-month periods, assuming (i) the PNC Economist’s most likely rate forecast, (ii) implied market forward rates, and (iii) yield curve slope flattening (a 100 basis point yield curve slope flattening between one-month and ten-year rates superimposed on current base rates) scenario.

All changes in forecasted net interest income are relative to results in a base rate scenario where current market rates are assumed to remain unchanged over the forecast horizon.
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	June 30, 2023
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	(0.9)%	0.0%	(0.5)%
Second year sensitivity	0.2%	(0.7)%	(2.4)%

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward:
Table 33: Alternate Interest Rate Scenarios: One Year Forward

Alternate Interest Rate Scenarios
One Year Forward
5.5
5.0
4.5
4.0
3.5
3.0
2.5
2.0
Interest Rates
1M
2Y
5Y
7Y
10Y
Base Rates
PNC Economist
Market Forward
Slope Flattening

The second quarter 2023 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates over the longer term and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

Customer-related trading revenue was $107 million for the six months ended June 30, 2023, compared to $198 million for the six months ended June 30, 2022. The decrease was mainly due to higher funding costs on the trading positions inventory and lower derivative client sales revenues, partially offset by improved foreign exchange client revenues.
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
The PNC Financial Services Group, Inc. – Form 10-Q 35

A summary of our equity investments follows:
Table 34: Equity Investments Summary

	June 30 2023	December 31 2022	Change
Dollars in millions			$	%
Tax credit investments	$4,267	$4,308	$(41)	(1)%
Private equity and other	3,748	4,129	(381)	(9)%
Total	$8,015	$8,437	$(422)	(5)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.4 billion and $2.5 billion at June 30, 2023 and December 31, 2022, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in our 2022 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.8 billion at both June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, $1.6 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the June 30, 2023 per share closing price of $237.48 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in our 2022 Form 10-K for additional information regarding our Visa agreements. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $19 million for the six months ended June 30, 2023 and $23 million for the six months ended June 30, 2022.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 15 Fair Value and Note 16 Financial Derivatives in our 2022 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

LIBOR Transition
The cessation after June 30, 2023 of the requirement that banks submit rates for the calculation of LIBOR presents risks to the financial instruments originated, held or serviced by PNC that use LIBOR as a reference rate. For more discussion regarding the transition from LIBOR, see Item 1 Risk Factors and the Risk Management section in Item 7 of our 2022 Form 10-K.
As previously announced, PNC’s Series O, Series R and Series S preferred stock will transition to three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% per annum (“Adjusted three-month CME Term SOFR”) as the replacement reference rate. Adjusted three-month CME Term SOFR will be used with respect to applicable floating-rate dividend periods with dividend

36    The PNC Financial Services Group, Inc. – Form 10-Q

determination dates occurring after June 30, 2023. The calculation of interest on the junior subordinated debentures issued by The PNC Financial Services Group, Inc. and owned by PNC Capital Trust C, a wholly-owned finance subsidiary of The PNC Financial Services Group, Inc., as well as the calculation of distributions on the trust preferred securities issued by PNC Capital Trust C will transition to a replacement reference rate of Adjusted three-month CME Term SOFR for interest or distribution periods, as applicable, with determination dates occurring after June 30, 2023. Further, two series of debt securities issued by a predecessor banking subsidiary, National City Bank, will also transition the calculation of interest. The National City Bank Notes due April 1, 2043 will use Adjusted three-month CME Term SOFR as the replacement reference rate for interest periods with determination dates occurring after June 30, 2023. The National City Bank Notes due April 1, 2037 will use one-month CME Term SOFR plus a tenor spread adjustment of 0.11448% per annum as the replacement reference rate with respect to interest periods with determination dates occurring after June 30, 2023.

As of June 30, 2023, PNC had approximately $32.1 billion in loans and securities and $347.8 billion notional value in derivatives tied to LIBOR. The vast majority of PNC’s LIBOR exposures have already transitioned or will transition to a non-LIBOR rate on their next reset date. As previously anticipated, a small subset of these exposures will leverage the Adjustable Interest Rate LIBOR Act for its intended purpose to address difficult exposures when necessary or will transition to “synthetic LIBOR,” a substitute version of LIBOR to be published through the end of September 2024 and calculated under an alternative methodology based on CME Term SOFR plus the applicable tenor spread adjustment.

RECENT REGULATORY DEVELOPMENTS

Bank Failures and Resolutions
Following the bank failures in March 2023 of Silicon Valley Bank, Santa Clara, California, and Signature Bank, New York, New York, and after recommendations by the boards of the FDIC and Federal Reserve and a determination by the Secretary of the Treasury in consultation with the President, the FDIC invoked the systemic risk exception to certain resolution-related and Deposit Insurance Fund restrictions in order to fully protect all depositors of both institutions, including uninsured deposits. The FDIC currently estimates the cost of protecting the uninsured depositors to the Deposit Insurance Fund at approximately $15.8 billion. By law, any losses to the Deposit Insurance Fund to support uninsured depositors under the systemic risk exception must be recovered by one or more special assessments on insured depository institutions or depository institution holding companies, or both. In May 2023, the FDIC proposed a rule to implement the special assessment. Under the proposal, the FDIC would collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of 12.5 basis points of PNC’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5 billion), over eight quarterly assessment periods, beginning after the first quarter 2024. See Note 16 Regulatory Matters for additional information.

Capital, Capital Planning, and Liquidity
In June 2023, the Federal Reserve announced the results of its supervisory stress tests conducted as part of the 2023 CCAR process. PNC remained well above its risk-based minimum capital requirements in the supervisory stress tests, and PNC’s SCB for the four-quarter period beginning October 1, 2023, will improve to the regulatory minimum of 2.5%. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for a discussion of PNC’s capital actions.

Proposed Expanded Risk-Based Capital Rules
On July 27, 2023, the Federal Reserve, OCC, and FDIC proposed for public comment an interagency rule to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank. In general, the proposed rule would align the regulatory capital elements and required deductions for Category III banking organizations such as PNC and PNC Bank with those currently applicable to Category I and II banking organizations and apply a new expanded risk-based approach which leverages the Basel rules, including the calculation of risk-weighted assets (the “expanded risk-based approach”) in addition to the current U.S. standardized approach. Our review of the proposal is ongoing. Among other impacts, PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and deduct from CET1 capital, among other items, mortgage servicing assets and deferred tax assets that individually exceed 10 percent of CET1 capital or in the aggregate with other threshold items that exceed 15 percent of CET1 capital. The new expanded risk-based approach to calculating risk-weighted assets would apply more granular and standardized risk-weighting methodologies for credit, operational, market, equity and credit valuation adjustment risks. PNC and PNC Bank would be required to calculate their risk-based capital ratios under the existing standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for their risk-based capital minimums and buffer requirements, including the SCB. Based on our initial review of the proposal, we expect the proposal, if finalized in its current form, would result in lower pro forma capital ratios for PNC and PNC Bank that would remain above current minimum capital and buffer requirements. The proposal indicates the effective date of the final rule would be July 1, 2025, with certain provisions—including the recognition of AOCI elements in regulatory capital and the increase in risk-weighted assets due to the expanded risk-based approach—having a three-year phase-in period. Comments on the proposal are due by November 30, 2023.

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

To generate the four economic forecast scenarios, we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans and securities. Each quarter, the scenarios are presented to RAC for approval, and the committee also approves CECL scenarios’ weights for use for the current reporting period.

The scenarios used for the period ended June 30, 2023 reflect a slight increase in downside risk compared to December 31, 2022. The current outlook considers, among other factors, the ongoing inflationary pressures and the corresponding tightening of monetary policy and credit availability. Our most-likely expectation at June 30, 2023 is that the U.S. economy will be impacted by a mild recession starting in late 2023 or early 2024.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at June 30, 2023 and December 31, 2022.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Table 35: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of June 30, 2023
	2023	2024	2025
U.S. real GDP (a)	0.9%	(0.1)%	1.9%
U.S. unemployment rate (b)	4.0%	4.9%	4.5%
	Assumptions as of December 31, 2022
	2023	2024	2025
U.S. real GDP (a)	(0.4)%	1.4%	1.9%
U.S. unemployment rate (b)	4.9%	4.9%	4.4%
(a)Represents year-over-year growth (loss) rates.
(b)Represents quarterly average rate at December 31, 2023, 2024 and 2025, respectively.

Real GDP growth is expected to end 2023 at 0.9% on a weighted average basis, up from the (0.4%) assumed at December 31, 2022 primarily due to stronger economic activity at the start of 2023. Growth then drops to (0.1)% in 2024, before jumping to 1.9% in 2025. In line with stronger-than-anticipated job growth at the start of 2023, the weighted-average projection of the unemployment rate is expected to end 2023 at 4.0%, down from the 4.9% assumed at December 31, 2022. In line with the slowing in overall economic activity, the weighted-average unemployment rate is expected to increase through the end of 2023 and 2024, reaching 4.9% by year-end 2024, and gradually improving to 4.5% by the fourth quarter of 2025.

The current state of the economy reflects an environment with receding pandemic-related risks and labor-related supply chain pressures. However, heightened uncertainty remains due to structural and secular changes fostered by the pandemic for certain sectors of the economy combined with inflation and rising interest rates. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

We believe the economic scenarios effectively reflect the distribution of potential economic outcomes. Additionally, through in-depth and granular analysis, we have addressed reserve requirements for the specific populations most affected in the current environment. Through this approach, we believe the reserve levels appropriately reflect the expected credit losses in the portfolio as of the balance sheet date.

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

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2023, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023, and that there has been no change in PNC’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,

40    The PNC Financial Services Group, Inc. – Form 10-Q

–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of sanctions, tariffs and other trade policies of the U.S. and its global trading partners,
–A continuation of turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
–PNC’s ability to attract, recruit and retain skilled employees, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account the potential impact of legal and regulatory contingencies. These statements are based on our views that:
–The economy continued to expand in the first half of 2023, but economic growth is slowing in response to the ongoing Federal Reserve monetary policy tightening to slow inflation. This has led to large increases in both short- and long-term interest rates. The housing market stabilized in the first half of 2023 as the Federal Reserve signaled a potential end to its federal funds rate hiking cycle. However, given the upward trajectory in mortgage rates and declining affordability, PNC continues to expect slower activity in the housing market in the second half of 2023 with a recovery in early 2024 as the Federal Reserve starts cutting the federal funds rate.
–PNC’s baseline outlook is for a mild recession starting in late 2023 or early 2024, with a smaller contraction in real GDP of less than 1%, lasting into mid-2024. The unemployment rate will increase in the second half of this year, ending 2023 at above 4%, and then peak slightly above 5% in early 2025. Inflation will slow with weaker demand, moving back to the Federal Reserve’s 2% objective by this time next year.
–PNC expects the federal funds rate to remain between 5.25% and 5.50% through March 2024, when it is expected that the Federal Reserve will cut rates in response to the recession.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding minimum capital levels, including an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process.
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
The PNC Financial Services Group, Inc. – Form 10-Q 41

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2023	2022	2023	2022
Interest Income
Loans	$4,523	$2,504	$8,781	$4,797
Investment securities	883	631	1,768	1,175
Other	538	146	1,054	223
Total interest income	5,944	3,281	11,603	6,195
Interest Expense
Deposits	1,531	88	2,822	115
Borrowed funds	903	142	1,686	225
Total interest expense	2,434	230	4,508	340
Net interest income	3,510	3,051	7,095	5,855
Noninterest Income
Asset management and brokerage	348	365	704	742
Capital markets and advisory	213	409	475	661
Card and cash management	697	671	1,356	1,291
Lending and deposit services	298	282	604	551
Residential and commercial mortgage	98	161	275	320
Other	129	177	387	388
Total noninterest income	1,783	2,065	3,801	3,953
Total revenue	5,293	5,116	10,896	9,808
Provision For (Recapture of) Credit Losses	146	36	381	(172)
Noninterest Expense
Personnel	1,846	1,779	3,672	3,496
Occupancy	244	246	495	504
Equipment	349	351	699	682
Marketing	109	95	183	156
Other	824	773	1,644	1,578
Total noninterest expense	3,372	3,244	6,693	6,416
Income before income taxes and noncontrolling interests	1,775	1,836	3,822	3,564
Income taxes	275	340	628	639
Net income	1,500	1,496	3,194	2,925
Less: Net income attributable to noncontrolling interests	17	15	34	36
Preferred stock dividends	127	71	195	116
Preferred stock discount accretion and redemptions	2	1	4	3
Net income attributable to common shareholders	$1,354	$1,409	$2,961	$2,770
Earnings Per Common Share
Basic	$3.36	$3.39	$7.35	$6.62
Diluted	$3.36	$3.39	$7.34	$6.61
Average Common Shares Outstanding
Basic	401	414	401	417
Diluted	401	414	401	417
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$1,500	$1,496	$3,194	$2,925
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(241)	(2,715)	628	(9,030)
Net change in cash flow hedge derivatives	(316)	(701)	211	(2,459)
Pension and other postretirement benefit plan adjustments	6	8	(4)	62
Net change in Other	3	(4)	7	(7)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(548)	(3,412)	842	(11,434)
Income tax benefit (expense) related to items of other comprehensive income	131	785	(195)	2,667
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(417)	(2,627)	647	(8,767)
Comprehensive income (loss)	1,083	(1,131)	3,841	(5,842)
Less: Comprehensive income attributable to noncontrolling interests	17	15	34	36
Comprehensive income (loss) attributable to PNC	$1,066	$(1,146)	$3,807	$(5,878)
See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2023	December 31 2022
In millions, except par value
Assets
Cash and due from banks	$6,191	$7,043
Interest-earning deposits with banks	38,259	27,320
Loans held for sale (a)	835	1,010
Investment securities – available for sale	41,787	44,159
Investment securities – held to maturity	93,874	95,175
Loans (a)	321,761	326,025
Allowance for loan and lease losses	(4,737)	(4,741)
Net loans	317,024	321,284
Equity investments	8,015	8,437
Mortgage servicing rights	3,455	3,423
Goodwill	10,987	10,987
Other (a)	37,780	38,425
Total assets	$558,207	$557,263
Liabilities
Deposits
Noninterest-bearing	$110,527	$124,486
Interest-bearing	316,962	311,796
Total deposits	427,489	436,282
Borrowed funds
Federal Home Loan Bank borrowings	34,000	32,075
Senior debt	22,005	16,657
Subordinated debt	5,548	6,307
Other (b)	3,831	3,674
Total borrowed funds	65,384	58,713
Allowance for unfunded lending related commitments	663	694
Accrued expenses and other liabilities (b)	15,325	15,762
Total liabilities	508,861	511,451
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800 shares, issued 543 shares)	2,715	2,714
Capital surplus	19,934	18,376
Retained earnings	55,346	53,572
Accumulated other comprehensive income (loss)	(9,525)	(10,172)
Common stock held in treasury at cost: 145 and 142 shares	(19,150)	(18,716)
Total shareholders’ equity	49,320	45,774
Noncontrolling interests	26	38
Total equity	49,346	45,812
Total liabilities and equity	$558,207	$557,263
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.8 billion, Loans held for investment of $1.3 billion and Other assets of $0.1 billion at June 30, 2023. Comparable amounts at December 31, 2022 were $0.9 billion, $1.3 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at June 30, 2023. Comparable amounts at December 31, 2022 were less than $0.1 billion and $0.2 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2023	2022
Operating Activities
Net income	$3,194	$2,925
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	381	(172)
Depreciation, amortization and accretion	125	529
Deferred income taxes (benefit)	(75)	203
Net losses on sales of securities	2	4
Changes in fair value of mortgage servicing rights	136	(435)
Net change in
Trading securities and other short-term investments	(601)	(1,325)
Loans held for sale and related securitization activity	522	997
Other assets	1,410	(2,989)
Accrued expenses and other liabilities	(494)	1,491
Other	532	415
Net cash provided (used) by operating activities	$5,132	$1,643
Investing Activities
Sales
Securities available for sale	$(70)	$2,575
Loans	605	525
Repayments/maturities
Securities available for sale	4,038	9,403
Securities held to maturity	3,076	1,395
Purchases
Securities available for sale	(1,272)	(22,145)
Securities held to maturity	(1,513)	(1,289)
Loans	(416)	(1,298)
Net change in
Federal funds sold and resale agreements	229	(919)
Interest-earning deposits with banks	(10,794)	45,846
Loans	3,305	(21,929)
Other	(590)	(1,147)
Net cash provided (used) by investing activities	$(3,402)	$11,017

46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Six months ended June 30
	2023	2022
Financing Activities
Net change in
Noninterest-bearing deposits	$(13,982)	$(8,717)
Interest-bearing deposits	5,166	(7,730)
Federal funds purchased and repurchase agreements	94	(5)
Other borrowed funds	(35)	1,098
Sales/issuances
Federal Home Loan Bank borrowings	2,000	10,000
Senior debt	6,235
Subordinated debt		847
Other borrowed funds	486	435
Preferred stock	1,484	990
Common and treasury stock	36	34
Repayments/maturities
Federal Home Loan Bank borrowings	(75)
Senior debt	(750)	(5,250)
Subordinated debt	(750)
Other borrowed funds	(495)	(435)
Acquisition of treasury stock	(588)	(2,076)
Preferred stock cash dividends paid	(195)	(116)
Common stock cash dividends paid	(1,213)	(1,157)
Net cash provided (used) by financing activities	$(2,582)	$(12,082)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(852)	$578
Cash and due from banks and restricted cash at beginning of period	7,043	8,004
Cash and due from banks and restricted cash at end of period	$6,191	$8,582
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$5,604	$7,950
Restricted cash	587	632
Cash and due from banks and restricted cash at end of period	$6,191	$8,582
Supplemental Disclosures
Interest paid	$2,586	$420
Income taxes paid	$719	$62
Income taxes refunded	$824	$8
Leased assets obtained in exchange for new operating lease liabilities	$113	$103
Non-cash Investing And Financing Items
Transfer from securities available for sale to securities held to maturity		$83,419
Transfer from loans to loans held for sale, net	$712	$330
Transfer from loans to foreclosed assets	$32	$25
See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 107 for a glossary of certain terms and acronyms used in this Report.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2022 Form 10-K. These interim consolidated financial statements serve to update our 2022 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been changes to certain of our accounting policies as disclosed in our 2022 Form 10-K due to the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02) in the first quarter of 2023. The updated policies impacted by this adoption are included in this Note 1. Reference is made to Note 1 Accounting Policies in our 2022 Form 10-K for a detailed description of all other significant accounting policies.

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

Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. Under the CARES Act credit reporting rules, certain loans modified due to pandemic related hardships are not being reported as past due based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. The CARES Act credit reporting rules expire in the third quarter of 2023.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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

Loan modifications to borrowers experiencing financial difficulty, or FDMs, result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. FDMs continue to be subject to our existing nonaccrual policies. Expected losses or recoveries on FDMs have been factored into the ALLL estimates for each loan class under the methodologies described in this Note. Refer to Note 3 Loans and Related Allowance for Credit Losses for more information on FDMs.

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
–The loan is rated substandard or worse due to the determination that full collection of principal and interest is not probable as demonstrated by the following conditions:
•The collection of principal or interest is 90 days or more past due,
•Reasonable doubt exists as to the certainty of the borrower’s future debt service ability, according to the terms of the credit arrangement, regardless of whether 90 days have passed or not,
•The borrower has filed, or will likely file for bankruptcy, and it is not probable the borrower will be able to repay contractual payments due under the loan,
•The bank advances additional funds to cover principal or interest,
•We are in the process of liquidating a commercial borrower, or
•We are pursuing remedies under a guarantee.

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

The PNC Financial Services Group, Inc. – Form 10-Q 49

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

Consumer
We generally charge-off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair value of collateral less costs to sell if the fair value is lower than the amortized cost basis of the loan outstanding and the delinquency of the loan, combined with other risk factors such as bankruptcy or lien position, indicates that the loan (or a portion thereof) is uncollectible as per our historical experience. These nonperforming loans would also be charged-off when the collateral has been repossessed. We charge-off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by automobiles or residential real estate, are charged-off once they have reached 120-180 days past due.

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
If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance. Payments are then applied to recover any charged-off amounts related to the loan. Finally, if both principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. For certain consumer loans, the receipt of interest payments is recognized as interest income on a cash basis. Cash basis income recognition is applied if a loan’s amortized cost basis is deemed fully collectible and the loan has performed for at least six months. For loans modified due to a borrower experiencing financial difficulty, payments are applied based upon their contractual terms unless the related loan is deemed nonperforming. Loans modified due to a borrower experiencing financial difficulty are generally included in nonperforming and nonaccrual loans if they are not government insured or guaranteed. However, after a reasonable period of time, generally six months, in which the loan performs under modified terms and meets other performance indicators, it is returned to performing/accruing status. This return to performing/accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. Loan modifications granted

50    The PNC Financial Services Group, Inc. – Form 10-Q

to borrowers experiencing financial difficulty resulting from (i) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, and (ii) borrowers that are not currently obligated to make both principal and interest payments under the modified terms are not returned to accrual status.
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
See Note 3 Loans and Related Allowance for Credit Losses for additional information on FDMs, nonperforming assets and credit quality indicators related to our loan portfolio.
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

We estimate expected losses on a pooled basis using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long-run average expected losses, where applicable and (iii) the long-run average expected losses for the remaining estimated contractual term. For all assets and unfunded lending related commitments in the scope of CECL, the ACL also includes individually assessed reserves and qualitative reserves, as applicable.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we use forecasted scenarios produced by PNC’s Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have currently determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward-looking information is incorporated into the expected credit loss estimates. Such forward looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative macroeconomic models, analysis from PNC economists and management judgment.

The reversion period is used to bridge our three-year reasonable and supportable forecast period and the long-run average expected credit losses. We consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long-run average period. The reversion period is typically one to three years, if not immediate.

The long-run average expected credit losses are derived from long-run historical credit loss information adjusted for the credit quality of the current portfolio and, therefore, do not consider current and forecasted economic conditions.

The PNC Financial Services Group, Inc. – Form 10-Q 51

See the following sections related to loans and unfunded lending related commitments for details about specific methodologies.

Allowance for Loan and Lease Losses
Our pooled expected loss methodology is based upon the quantification of risk parameters, such as PD, LGD and EAD for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on contractual maturity in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the reasonable and supportable forecast period, coupled with analytical methods, to estimate these risk parameters by loan, loan segment or lease. PD, LGD and EAD parameters are calculated for each forecasted scenario and the long-run average period, and combined to generate expected loss estimates by scenario. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

Loan Class	Probability of Default	Loss Given Default	Exposure at Default
Commercial
Commercial and industrial / Equipment lease financing	•For wholesale obligors: internal risk ratings based on borrower characteristics and industry •For retail small balance obligors: credit score, delinquency status, and product type
•Collateral type, LTV, industry, size and outstanding exposure for secured loans
•Capital structure, industry and size for unsecured loans
•For retail small balance obligors, product type and credit scores

•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool for the forecast period •For the long-run average period, internal risk ratings based on borrower characteristics	•Property type, LTV and costs to sell	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Modeled using either discrete risk parameters or net charge-off and pay-down rates

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long-run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long-Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Investment measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long-run economic conditions for retail small balance obligors
Commercial real estate (CRE)	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long-run economic conditions
Automobile	•Unemployment rates, HPI, personal consumption expenditure and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal and external historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long-run economic conditions
Education / Other consumer	•Modeled using either discrete risk parameters or net charge-off and pay-down rates

After the forecast period, we revert to the long-run average over the reversion period noted above, which is the period between the end of the forecast period and when losses are estimated to have completely reverted to the long-run average.

Once we have developed a combined estimate of credit losses (i.e., for the forecast period, reversion period and long-run average) under each of the forecasted scenarios, we produce a probability-weighted credit loss estimate by loan class. We then add or deduct any qualitative components and other adjustments, such as individually assessed loans, to produce the ALLL. See the Individually Assessed Component and Qualitative Component discussions that follow in this Note 1 for additional information about those adjustments.
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
The PNC Financial Services Group, Inc. – Form 10-Q 53

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

54    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Guidance in these ASUs is effective as of March 12, 2020 through December 31, 2024.

 • ASU 2020-04 was adopted March 12, 2020. ASU 2021-01 was retrospectively adopted October 1, 2020. ASU 2022-06 was adopted upon issuance.
• Refer to Note 1 Accounting Policies in our 2022 Form 10-K for more information on elections of optional expedients that occurred in 2020, 2021 and 2022. We applied these optional expedients consistently to all eligible LIBOR cessation-related contract modifications and hedging relationships since election.
• During the second quarter of 2023, we elected and applied certain optional expedients for contract modifications and hedging relationships impacted by the central clearing counterparties conversion processes for LIBOR-indexed derivative instruments. These optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships due to reference rate reform. The elections made apply only to derivatives instruments impacted by the central clearinghouse conversion process.
• During the second quarter of 2023, we applied certain optional expedients for investment security, debt and preferred stock instrument contract modifications impacted by LIBOR cessation. These optional expedients remove the requirement to remeasure contract modifications.
 • We may elect additional optional expedients for contract modifications and hedge relationships affected by reference rate reform through the effective date of this guidance.

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

The PNC Financial Services Group, Inc. – Form 10-Q 55

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 36: Investment Securities Summary (a)(b)

	June 30, 2023				December 31, 2022
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$7,863	$7	$(760)	$7,110	$9,196	$10	$(836)	$8,370
Residential mortgage-backed
Agency	30,867	6	(3,218)	27,655	32,114	13	(3,304)	28,823
Non-agency	642	133	(7)	768	697	131	(9)	819
Commercial mortgage-backed
Agency	1,759	1	(167)	1,593	1,845		(170)	1,675
Non-agency	1,014		(67)	947	1,325		(69)	1,256
Asset-backed	910	28	(4)	934	103	27	(1)	129
Other	2,962	39	(221)	2,780	3,288	44	(245)	3,087
Total securities available for sale	$46,017	$214	$(4,444)	$41,787	$48,568	$225	$(4,634)	$44,159
Securities Held to Maturity
U.S. Treasury and government agencies	$36,985	$3	$(1,695)	$35,293	$36,571	$6	$(1,617)	$34,960
Residential mortgage-backed
Agency	44,278	60	(3,119)	41,219	45,271	74	(3,095)	42,250
Non-agency	269		(22)	247	276		(21)	255
Commercial mortgage-backed
Agency	839	3	(30)	812	848	4	(26)	826
Non-agency	1,549		(38)	1,511	1,667		(40)	1,627
Asset-backed	6,645	5	(112)	6,538	7,188	6	(140)	7,054
Other	3,309	27	(60)	3,276	3,354	25	(72)	3,307
Total securities held to maturity (d)	$93,874	$98	$(5,076)	$88,896	$95,175	$115	$(5,011)	$90,279
(a) At June 30, 2023, the accrued interest associated with our held to maturity and available for sale portfolios totaled $288 million and $143 million, respectively. The comparable amounts at December 31, 2022 were $282 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2023 and December 31, 2022.
(c) Amortized cost is presented net of allowance of $141 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities and $7 million for securities held to maturity at June 30, 2023. The comparable amounts at December 31, 2022 were $142 million and $7 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $4.7 billion at June 30, 2023 related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at June 30, 2023 included $0.2 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for June 30, 2022 was $0.4 billion of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At June 30, 2023, the allowance for investment securities was $148 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2022 was $149 million. See Note 1 Accounting Policies in our 2022 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At June 30, 2023, AOCI included pretax losses of $301 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 37 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at June 30, 2023 and December 31, 2022. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss
56    The PNC Financial Services Group, Inc. – Form 10-Q

exists. As part of that assessment, as of June 30, 2023, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 37: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2023
U.S. Treasury and government agencies	$(9)	$898	$(751)	$5,983	$(760)	$6,881
Residential mortgage-backed
Agency	(51)	2,309	(3,167)	24,700	(3,218)	27,009
Non-agency	(1)	46	(6)	67	(7)	113
Commercial mortgage-backed
Agency	(2)	89	(165)	1,485	(167)	1,574
Non-agency			(57)	808	(57)	808
Asset-backed	(3)	502	(1)	12	(4)	514
Other	(6)	243	(180)	2,022	(186)	2,265
Total securities available for sale	$(72)	$4,087	$(4,327)	$35,077	$(4,399)	$39,164
December 31, 2022
U.S. Treasury and government agencies	$(601)	$5,868	$(235)	$2,208	$(836)	$8,076
Residential mortgage-backed
Agency	(1,744)	19,036	(1,560)	8,971	(3,304)	28,007
Non-agency	(6)	112	(2)	17	(8)	129
Commercial mortgage-backed
Agency	(125)	1,283	(45)	372	(170)	1,655
Non-agency	(44)	750	(18)	394	(62)	1,144
Asset-backed			(1)	5	(1)	5
Other	(96)	1,418	(112)	1,144	(208)	2,562
Total securities available for sale	$(2,616)	$28,467	$(1,973)	$13,111	$(4,589)	$41,578

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 38: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2023		$(2)	$(2)
2022	$11	$(15)	$(4)	$(1)

The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2023:
Table 39: Contractual Maturity of Debt Securities

June 30, 2023 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1,230	$2,918	$1,724	$1,991	$7,863
Residential mortgage-backed
Agency	1	134	3,675	27,057	30,867
Non-agency			8	634	642
Commercial mortgage-backed
Agency	49	409	905	396	1,759
Non-agency		119	100	795	1,014
Asset-backed		249	106	555	910
Other	307	2,008	495	152	2,962
Total securities available for sale at amortized cost	$1,587	$5,837	$7,013	$31,580	$46,017
Fair value	$1,550	$5,460	$6,385	$28,392	$41,787
Weighted-average yield, GAAP basis (a)	2.01%	2.17%	2.39%	2.98%	2.75%
Securities Held to Maturity
U.S. Treasury and government agencies	$2,075	$31,522	$2,477	$911	$36,985
Residential mortgage-backed
Agency		7	333	43,938	44,278
Non-agency				269	269
Commercial mortgage-backed
Agency		133	430	276	839
Non-agency	43	49		1,457	1,549
Asset-backed	11	2,103	1,949	2,582	6,645
Other	230	1,116	603	1,360	3,309
Total securities held to maturity at amortized cost	$2,359	$34,930	$5,792	$50,793	$93,874
Fair value	$2,330	$33,471	$5,526	$47,569	$88,896
Weighted-average yield, GAAP basis (a)	1.30%	1.39%	3.65%	2.93%	2.36%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At June 30, 2023, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $38.5 billion and $32.4 billion and fair value of $35.3 billion and $30.0 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 40: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2023	December 31, 2022
Pledged to others	$27,347	$24,708
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,160	$1,266
Permitted amount repledged to others	$1,160	$1,266

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

58    The PNC Financial Services Group, Inc. – Form 10-Q

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from elevated inflation levels, labor-related supply chain pressures, higher interest rates, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

Table 41 presents the composition and delinquency status of our loan portfolio at June 30, 2023 and December 31, 2022. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 41: Analysis of Loan Portfolio (a) (b) (c)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (d)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (e)	Total Loans (f)(g)
June 30, 2023
Commercial
Commercial and industrial	$176,936	$64	$47	$112	$223		$470		$177,629
Commercial real estate	35,568	10			10		350		35,928
Equipment lease financing	6,374	14	5		19		7		6,400
Total commercial	218,878	88	52	112	252		827		219,957
Consumer
Residential real estate	45,374	228	86	174	488	(d)	429	$543	46,834
Home equity	25,546	56	18		74		506	74	26,200
Automobile	14,823	84	20	5	109		133		15,065
Credit card	6,926	49	36	71	156		10		7,092
Education	1,960	33	17	48	98	(d)			2,058
Other consumer	4,512	17	9	9	35		8		4,555
Total consumer	99,141	467	186	307	960		1,086	617	101,804
Total	$318,019	$555	$238	$419	$1,212		$1,913	$617	$321,761
Percentage of total loans	98.84%	0.17%	0.07%	0.13%	0.38%		0.59%	0.19%	100.00%
December 31, 2022
Commercial
Commercial and industrial	$181,223	$169	$27	$137	$333		$663		$182,219
Commercial real estate	36,104	19	4		23		189		36,316
Equipment lease financing	6,484	20	4		24		6		6,514
Total commercial	223,811	208	35	137	380		858		225,049
Consumer
Residential real estate	44,306	281	112	199	592	(d)	424	$567	45,889
Home equity	25,305	53	20		73		526	79	25,983
Automobile	14,543	106	25	7	138		155		14,836
Credit card	6,906	50	35	70	155		8		7,069
Education	2,058	34	22	59	115	(d)			2,173
Other consumer	4,975	15	12	10	37		14		5,026
Total consumer	98,093	539	226	345	1,110		1,127	646	100,976
Total	$321,904	$747	$261	$482	$1,490		$1,985	$646	$326,025
Percentage of total loans	98.73%	0.23%	0.08%	0.15%	0.46%		0.61%	0.20%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)Under the CARES Act credit reporting rules, certain loans modified due to pandemic related hardships are not being reported as past due as of June 30, 2023 and December 31, 2022 based on the contractual terms of the loan, even where borrowers may not be making payments on their loans during the modification period. The CARES Act credit reporting rules expire in the third quarter of 2023.
(c)The accrued interest associated with our loan portfolio totaled $1.3 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(d)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at both June 30, 2023 and December 31, 2022.
(e)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(f)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.8 billion and $0.9 billion at June 30, 2023 and December 31, 2022, respectively.
(g)Collateral dependent loans totaled $1.2 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, we pledged $48.3 billion of commercial and other loans to the Federal Reserve Bank and $92.5 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2022 were $28.1 billion and $90.4 billion, respectively. Amounts pledged reflect the unpaid principal balances.

60    The PNC Financial Services Group, Inc. – Form 10-Q

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
The following table presents our nonperforming assets as of June 30, 2023 and December 31, 2022, respectively:
Table 42: Nonperforming Assets

Dollars in millions	June 30, 2023	December 31, 2022
Nonperforming loans (a)
Commercial	$827	$858
Consumer (b)	1,086	1,127
Total nonperforming loans (c)	1,913	1,985
OREO and foreclosed assets	36	34
Total nonperforming assets	$1,949	$2,019
Nonperforming loans to total loans	0.59%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.61%	0.62%
Nonperforming assets to total assets	0.35%	0.36%
(a)In connection with the adoption of ASU 2022-02, nonperforming loans as of June 30, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of this Note 3 for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Nonperforming loans for which there is no related ALLL totaled $0.8 billion at June 30, 2023 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2022 was $0.7 billion.

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
The PNC Financial Services Group, Inc. – Form 10-Q 61

The following table presents credit quality indicators for our commercial loan classes:
Table 43: Commercial Credit Quality Indicators (a) (b)

	Term Loans by Origination Year
June 30, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$15,699		$32,220	$8,328	$6,279	$4,694	$14,114	$88,198	$61	$169,593
Criticized	102		1,820	556	344	268	819	4,092	35	8,036
Total commercial and industrial loans	$15,801		$34,040	$8,884	$6,623	$4,962	$14,933	$92,290	$96	$177,629
Gross charge-offs	$10	(c)	$9	$27	$6	$1	$14	$74	$8	$149
Commercial real estate
Pass Rated	$2,589		$9,428	$3,773	$2,513	$5,139	$8,571	$339		$32,352
Criticized	59		294	253	321	668	1,963	18		3,576
Total commercial real estate loans	$2,648		$9,722	$4,026	$2,834	$5,807	$10,534	$357		$35,928
Gross charge-offs						$12	$87			$99
Equipment lease financing
Pass Rated	$658		$1,673	$845	$819	$559	$1,567			$6,121
Criticized	30		64	50	53	37	45			279
Total equipment lease financing loans	$688		$1,737	$895	$872	$596	$1,612			$6,400
Gross charge-offs			$1	$1	$3	$1	$1			$7
Total commercial loans	$19,137		$45,499	$13,805	$10,329	$11,365	$27,079	$92,647	$96	$219,957
Total commercial gross charge-offs	$10		$10	$28	$9	$14	$102	$74	$8	$255

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$41,685	$12,493	$8,134	$6,261	$4,209	$13,165	$89,384	$69	$175,400
Criticized	1,259	423	277	299	297	551	3,682	31	6,819
Total commercial and industrial	42,944	12,916	8,411	6,560	4,506	13,716	93,066	100	182,219
Commercial real estate
Pass Rated	8,835	4,153	3,266	5,511	3,005	7,454	450		32,674
Criticized	348	37	322	758	807	1,367	3		3,642
Total commercial real estate	9,183	4,190	3,588	6,269	3,812	8,821	453		36,316
Equipment lease financing
Pass Rated	1,797	962	942	670	410	1,495			6,276
Criticized	60	55	56	39	17	11			238
Total equipment lease financing	1,857	1,017	998	709	427	1,506			6,514
Total commercial	$53,984	$18,123	$12,997	$13,538	$8,745	$24,043	$93,519	$100	$225,049
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2023 and December 31, 2022.
(b)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.
(c)Includes charge-offs of deposit overdrafts.

Consumer Loan Classes
See Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 44: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes (a)

	Term Loans by Origination Year
June 30, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$22	$129	$122	$40	$11	$38			$362
Greater than or equal to 80% to 100%	1,191	4,612	1,441	249	79	127			7,699
Less than 80%	1,804	5,571	14,351	6,715	2,232	7,367			38,040
No LTV available	52		13			5			70
Government insured or guaranteed loans	4	16	17	69	38	519			663
Total residential real estate loans	$3,073	$10,328	$15,944	$7,073	$2,360	$8,056			$46,834
Updated FICO scores
Greater than or equal to 780	$1,570	$7,692	$12,519	$5,207	$1,565	$4,253			$32,806
720 to 779	1,090	2,033	2,508	1,172	446	1,500			8,749
660 to 719	201	511	691	338	162	786			2,689
Less than 660	81	63	114	110	90	710			1,168
No FICO score available	127	13	95	177	59	288			759
Government insured or guaranteed loans	4	16	17	69	38	519			663
Total residential real estate loans	$3,073	$10,328	$15,944	$7,073	$2,360	$8,056			$46,834
Gross charge-offs		$1		$1		$3			$5
Home equity
Current estimated LTV ratios
Greater than 100%			$3	$15	$8	$16	$325	$292	$659
Greater than or equal to 80% to 100%			6	53	26	32	1,315	2,074	3,506
Less than 80%			163	1,963	895	2,819	6,937	9,258	22,035
Total home equity loans			$172	$2,031	$929	$2,867	$8,577	$11,624	$26,200
Updated FICO scores
Greater than or equal to 780			$110	$1,319	$522	$1,770	$4,854	$6,020	$14,595
720 to 779			39	467	230	554	2,230	3,109	6,629
660 to 719			18	188	123	295	1,168	1,656	3,448
Less than 660			5	55	53	239	313	780	1,445
No FICO score available				2	1	9	12	59	83
Total home equity loans			$172	$2,031	$929	$2,867	$8,577	$11,624	$26,200
Gross charge-offs						$2		$9	$11
The PNC Financial Services Group, Inc. – Form 10-Q 63

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$52	$20	$10	$4	$41			$131
Greater than or equal to 80% to 100%	1,185	678	232	84	24	92			2,295
Less than 80%	9,396	15,844	7,074	2,346	822	7,220			42,702
No LTV available		61		3		4			68
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Updated FICO scores
Greater than or equal to 780	$6,825	$12,596	$5,276	$1,623	$463	$4,027			$30,810
720 to 779	3,172	3,024	1,369	476	180	1,457			9,678
660 to 719	514	744	378	189	98	796			2,719
Less than 660	63	108	110	88	71	740			1,180
No FICO score available	11	163	193	67	38	337			809
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Home equity
Current estimated LTV ratios
Greater than 100%		$4	$14	$9	$2	$15	$268	$137	$449
Greater than or equal to 80% to 100%		4	51	27	4	31	854	1,149	2,120
Less than 80%		172	2,078	961	285	2,851	7,780	9,287	23,414
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
Updated FICO scores
Greater than or equal to 780		$110	$1,357	$554	$155	$1,791	$5,093	$5,545	$14,605
720 to 779		47	515	248	64	567	2,305	2,843	6,589
660 to 719		19	211	140	42	288	1,146	1,449	3,295
Less than 660		4	57	54	29	242	342	671	1,399
No FICO score available			3	1	1	9	16	65	95
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
(a)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 45: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes (a)

	Term Loans by Origination Year
June 30, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$1,706		$1,907	$1,846	$728	$554	$180			$6,921
720 to 779	1,066		1,426	1,005	411	374	160			4,442
660 to 719	538		766	510	251	275	137			2,477
Less than 660	74		254	260	185	272	180			1,225
Total automobile loans	$3,384		$4,353	$3,621	$1,575	$1,475	$657			$15,065
Gross charge-offs			$10	$12	$9	$17	$13			$61
Credit card
Updated FICO scores
Greater than or equal to 780								$1,954	$1	$1,955
720 to 779								2,022	5	2,027
660 to 719								1,967	13	1,980
Less than 660								983	38	1,021
No FICO score available or required (b)								106	3	109
Total credit card loans								$7,032	$60	$7,092
Gross charge-offs								$141	$13	$154
Education
Updated FICO scores
Greater than or equal to 780	$15		$94	$50	$44	$56	$373			$632
720 to 779	14		51	26	22	27	147			287
660 to 719	6		16	7	7	8	59			103
Less than 660	1		3	1	1	2	23			31
No FICO score available or required (b)	4		6	5	5	2	1			23
Total loans using FICO credit metric	40		170	89	79	95	603			1,076
Other internal credit metrics							982			982
Total education loans	$40		$170	$89	$79	$95	$1,585			$2,058
Gross charge-offs					$1	$1	$7			$9
Other consumer
Updated FICO scores
Greater than or equal to 780	$136		$183	$69	$34	$27	$19	$41	$2	$511
720 to 779	186		224	85	41	35	19	82	1	673
660 to 719	70		166	80	45	39	19	88	2	509
Less than 660	5		49	39	26	25	14	42	2	202
Total loans using FICO credit metric	397		622	273	146	126	71	253	7	1,895
Other internal credit metrics	21		116	31	19	74	26	2,358	15	2,660
Total other consumer loans	$418		$738	$304	$165	$200	$97	$2,611	$22	$4,555
Gross charge-offs	$32	(c)	$9	$10	$8	$9	$5	$6	$1	$80
The PNC Financial Services Group, Inc. – Form 10-Q 65

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$2,390	$2,162	$922	$760	$241	$75			$6,550
720 to 779	1,702	1,312	561	538	222	69			4,404
660 to 719	854	660	341	401	187	56			2,499
Less than 660	193	290	230	368	228	74			1,383
Total automobile	$5,139	$4,424	$2,054	$2,067	$878	$274			$14,836
Credit card
Greater than or equal to 780							$1,954	$2	$1,956
720 to 779							1,994	6	2,000
660 to 719							1,957	13	1,970
Less than 660							1,001	35	1,036
No FICO score available or required (b)							104	3	107
Total credit card							$7,010	$59	$7,069
Education
Greater than or equal to 780	$42	$53	$48	$61	$51	$357			$612
720 to 779	39	27	24	30	24	143			287
660 to 719	21	8	8	9	8	59			113
Less than 660	4	1	1	2	2	24			34
No FICO score available or required (b)	20	8	7	3		1			39
Education loans using FICO credit metric	126	97	88	105	85	584			1,085
Other internal credit metrics						1,088			1,088
Total education	$126	$97	$88	$105	$85	$1,672			$2,173
Other consumer
Greater than or equal to 780	$224	$97	$53	$46	$14	$18	$47	$2	$501
720 to 779	302	122	68	62	20	15	89	2	680
660 to 719	229	110	68	66	28	8	95	2	606
Less than 660	32	48	37	40	20	6	44	2	229
Other consumer loans using FICO credit metric	787	377	226	214	82	47	275	8	2,016
Other internal credit metrics	125	43	40	34	7	29	2,720	12	3,010
Total other consumer	$912	$420	$266	$248	$89	$76	$2,995	$20	$5,026
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
(c)Includes charge-offs of deposit overdrafts.

66    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Modifications to Borrowers Experiencing Financial Difficulty

On January 1, 2023, we adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty (FDMs).

FDMs occur as a result of our loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof:
•Principal forgiveness includes principal and accrued interest forgiveness.
•Interest rate reductions include modifications where the interest rate is reduced and/or interest is deferred.
•Term extensions extend the original contractual maturity date of the loan.
•Payment delays consist of modifications where we expect to collect contractual amounts due, but that result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.
•Repayment plans are offered for some of our credit card and unsecured line of credit products, which provide for a reduced payment and interest rate for a specific period of time.
Additionally, modifications to borrowers experiencing financial difficulty also result from borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their obligations to us, and those that enter into trial modifications.

FDMs exclude loans held for sale and loans accounted for under the fair value option. Our disclosed FDM population also excludes government insured or guaranteed education loans as loss mitigation activities for these loans are either required by law or they are considered separate from PNC’s loss mitigation treatments. Commercial loans with an appraised value of collateral that exceeds the loan value, loans with guarantor support, and residential mortgage government insured or guaranteed loans are included in our disclosed population of FDMs when those loan modifications are granted to a borrower experiencing financial difficulty.

Refer to Note 1 Accounting Policies for additional information around our adoption of ASU 2022-02.

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table presents the amortized cost basis, as of June 30, 2023, of FDMs granted during the three and six months ended June 30, 2023:

Table 46: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a)

Three months ended June 30, 2023 Dollars in millions	Principal Forgiveness	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Term Extension	Other (b)	Total	% of Loan Class
Commercial
Commercial and industrial			$366	$59			$87	$512	0.29%
Commercial real estate			228				60	288	0.80%
Total commercial			594	59			147	800	0.36%
Consumer
Residential real estate		$1		35		$1	2	39	0.08%
Home equity				3		2	5	10	0.04%
Credit card					$18			18	0.25%
Education			1					1	0.05%
Other consumer					1			1	0.02%
Total consumer		1	1	38	19	3	7	69	0.07%
Total		$1	$595	$97	$19	$3	$154	$869	0.27%
Six months ended June 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$1		$432	$72			$91	$596	0.34%
Commercial real estate			493				60	553	1.54%
Total commercial	1		925	72			151	1,149	0.52%
Consumer
Residential real estate		$1		72		$2	3	78	0.17%
Home equity				4		5	6	15	0.06%
Credit card					$30			30	0.42%
Education			2					2	0.10%
Other consumer					1			1	0.02%
Total consumer		1	2	76	31	7	9	126	0.12%
Total	$1	$1	$927	$148	$31	$7	$160	$1,275	0.40%
(a)At June 30, 2023, there were $0.1 billion of unfunded lending related commitments associated with FDMs.
(b)Includes loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court. Amounts also include trial modifications.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47 presents the financial effect of FDMs granted during the three and six months ended June 30, 2023:

Table 47: Financial Effect of FDMs (a)

Three months ended June 30, 2023 Dollars in millions	Total Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial			9	10
Commercial real estate			20
Consumer
Residential real estate		1.17%	123	8
Home equity		1.29%	66	3
Education			19
Six months ended June 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$2		10	6
Commercial real estate			17
Consumer
Residential real estate		1.34%	111	8
Home equity		1.41%	58	4
Education			17
(a)Excludes the financial effects of modifications for loans that were paid off, charged-off or otherwise liquidated as of period end.

Repayment plans are excluded from Table 47. The terms of these programs, which are offered for certain credit card and unsecured line of credit products, are as follows:
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
After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of June 30, 2023, of FDMs granted during the six months ended June 30, 2023:

Table 48: Delinquency Status of FDMs (a)

Six months ended June 30, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$494		$4	$1	$97	$596
Commercial real estate	520				33	553
Total commercial	1,014		4	1	130	1,149
Consumer
Residential real estate	1				77	78
Home equity					15	15
Credit card	20	$3	3	4		30
Education	2					2
Other consumer					1	1
Total consumer	23	3	3	4	93	126
Total	$1,037	$3	$7	$5	$223	$1,275
(a)Represents amortized cost basis.

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Loans that were both (i) modified due to a financial difficulty during the period, and (ii) subsequently defaulted during the three and six months ended June 30, 2023 were $46 million and $48 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 69

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Table 49 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and six months ended June 30, 2022. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional discussion of TDRs.

Table 49: Financial Impact and TDRs by Concession Type (a)

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
After a loan was determined to be a TDR, we continued to track its performance under its most recent restructured terms. We considered a TDR to have subsequently defaulted when it became 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs within the last twelve months from the balance sheet date, and (ii) subsequently defaulted during the three and six months ended June 30, 2022 totaled $20 million and $27 million, respectively.

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 50: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2023			2022			2023			2022
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,046	$1,695	$4,741	$3,003	$1,555	$4,558	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868
Adoption of ASU 2022-02 (a)								(35)	(35)
Beginning balance, adjusted	3,046	1,695	4,741	3,003	1,555	4,558	3,114	1,592	4,706	3,185	1,683	4,868
Charge-offs	(135)	(158)	(293)	(37)	(158)	(195)	(255)	(320)	(575)	(89)	(357)	(446)
Recoveries	36	63	99	19	93	112	61	125	186	53	173	226
Net (charge-offs)	(99)	(95)	(194)	(18)	(65)	(83)	(194)	(195)	(389)	(36)	(184)	(220)
Provision for (recapture of) credit losses	195	(6)	189	(45)	35	(10)	220	198	418	(208)	26	(182)
Other		1	1	(3)		(3)	2		2	(4)		(4)
Ending balance	$3,142	$1,595	$4,737	$2,937	$1,525	$4,462	$3,142	$1,595	$4,737	$2,937	$1,525	$4,462
Allowance for unfunded lending related commitments (b)
Beginning balance	$560	$112	$672	$587	$52	$639	$613	$81	$694	$564	$98	$662
Provision for (recapture of) credit losses	(5)	(4)	(9)	43	(1)	42	(58)	27	(31)	66	(47)	19
Ending balance	$555	$108	$663	$630	$51	$681	$555	$108	$663	$630	$51	$681
Allowance for credit losses at June 30 (c)	$3,697	$1,703	$5,400	$3,567	$1,576	$5,143	$3,697	$1,703	$5,400	$3,567	$1,576	$5,143
(a)Represents the impact of adopting ASU 2022-02 on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $171 million and $163 million at June 30, 2023 and 2022, respectively.
70    The PNC Financial Services Group, Inc. – Form 10-Q

The ACL related to loans totaled $5.4 billion at both June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality.

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

The following table provides our loan sale and servicing activities:
Table 51: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2023
Sales of loans and related securitization activity (b)	$655	$1,202
Repurchases of previously transferred loans (c)	$22
Servicing fees (d)	$127	$49
Servicing advances recovered/(funded), net	$11	$(15)
Cash flows on mortgage-backed securities held (e)	$695	$18
Cash Flows - Three months ended June 30, 2022
Sales of loans and related securitization activity (b)	$1,454	$929
Repurchases of previously transferred loans (c)	$57
Servicing fees (d)	$91	$47
Servicing advances recovered/(funded), net	$1	$(17)
Cash flows on mortgage-backed securities held (e)	$1,029	$14
Cash Flows - Six months ended June 30, 2023
Sales of loans and related securitization activity (b)	$1,171	$2,156
Repurchases of previously transferred loans (c)	$51	$9
Servicing fees (d)	$255	$95
Servicing advances recovered/(funded), net	$39	$(64)
Cash flows on mortgage-backed securities held (e)	$1,298	$30
Cash Flows - Six months ended June 30, 2022
Sales of loans and related securitization activity (b)	$3,348	$1,839
Repurchases of previously transferred loans (c)	$105	$27
Servicing fees (d)	$184	$89
Servicing advances recovered/(funded), net	$33	$4
Cash flows on mortgage-backed securities held (e)	$2,325	$28
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $21.2 billion, $21.4 billion and $19.1 billion in residential mortgage-backed securities and $0.7 billion, $0.7 billion and $0.8 billion in commercial mortgage-backed securities at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.
Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2023
Total principal balance	$39,893	$39,306
Delinquent loans (b)	$317
December 31, 2022
Total principal balance	$41,031	$57,974
Delinquent loans (b)	$346
Three months ended June 30, 2022 (c)
Net charge-offs (d)	$1	$3
Six months ended June 30, 2023
Net charge-offs (d)	$2	$4
Six months ended June 30, 2022
Net charge-offs (d)	$2	$3
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)There were no net charge-offs for Residential or Commercial mortgages for the three months ended June 30, 2023.
(d)Net charge-offs for Residential mortgages represent credit losses less recoveries distributed and as reported to investors during the period. Net charge-offs for commercial mortgages represent credit losses less recoveries distributed and as reported by the trustee for commercial mortgage-backed securitizations. Realized losses for Agency securitizations are not reflected as we do not manage the underlying real estate upon foreclosure and, as such, do not have access to loss information.

Variable Interest Entities (VIEs)

As discussed in Note 5 Loan Sale and Servicing Activities and Variable Interest Entities included in our 2022 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

The following table provides a summary of non-consolidated VIEs with which we have significant continuing involvement but are not the primary beneficiary. We have excluded certain transactions with non-consolidated VIEs from the balances presented in Table 53 where we have determined that our continuing involvement is insignificant. We do not consider our continuing involvement to be significant when it relates to a VIE where we only invest in securities issued by the VIE and were not involved in the design of the VIE or where no transfers have occurred between us and the VIE. In addition, where we only have lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 53. These loans are included as part of the credit quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.
Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets Owned by PNC		Carrying Value of Liabilities Owned by PNC
June 30, 2023
Mortgage-backed securitizations (b)	$22,732	$22,735	(c)	$1
Tax credit investments and other	4,424	4,263	(d)	2,047	(e)
Total	$27,156	$26,998		$2,048
December 31, 2022
Mortgage-backed securitizations (b)	$22,666	$22,670	(c)	$1
Tax credit investments and other	4,411	4,240	(d)	2,063	(e)
Total	$27,077	$26,910		$2,064
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the six months ended June 30, 2023, we recognized $0.2 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs. During the six months ended June 30, 2022, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

72    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in our 2022 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.5 billion at June 30, 2023 and $3.4 billion at December 31, 2022, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 54: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2023	2022	2023	2022
January 1	$1,113	$740	$2,310	$1,078
Additions:
From loans sold with servicing retained	32	35	10	38
Purchases	17	25	109	257
Changes in fair value due to:
Time and payoffs (a)	(164)	(74)	(113)	(123)
Other (b)	108	262	33	370
June 30	$1,106	$988	$2,349	$1,620
Related unpaid principal balance of loans serviced at June 30	$280,023	$281,671	$191,274	$144,533
Servicing advances at June 30	$485	$459	$126	$143
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2023 and December 31, 2022 are shown in Tables 55 and 56. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented in Tables 55 and 56. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.
The PNC Financial Services Group, Inc. – Form 10-Q 73

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 55: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2023	December 31, 2022
Fair value	$1,106	$1,113
Weighted-average life (years)	3.9	4.0
Weighted-average constant prepayment rate	4.38%	4.28%
Decline in fair value from 10% adverse change	$7	$8
Decline in fair value from 20% adverse change	$14	$15
Effective discount rate	9.89%	9.77%
Decline in fair value from 10% adverse change	$33	$34
Decline in fair value from 20% adverse change	$65	$68

Table 56: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2023		December 31, 2022
Fair value	$2,349		$2,310
Weighted-average life (years)	7.8		8.0
Weighted-average constant prepayment rate	6.91%		6.72%
Decline in fair value from 10% adverse change	$56		$55
Decline in fair value from 20% adverse change	$108		$107
Weighted-average option adjusted spread	767	bps	766	bps
Decline in fair value from 10% adverse change	$69		$69
Decline in fair value from 20% adverse change	$135		$134

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended June 30, 2023 and 2022, and $0.4 billion and $0.3 billion for the six months ended June 30, 2023 and 2022, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 7 Leases in our 2022 Form 10-K.

Table 57: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Sales-type and direct financing leases (a)	$73	$57	$143	$116
Operating leases (b)	15	16	31	33
Lease income	$88	$73	$174	$149
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at June 30, 2023 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 58: Borrowed Funds

In millions
Less than 1 year	$7,487
1 to 2 years	26,319
2 to 3 years	11,611
3 to 4 years	3,492
4 to 5 years	1,805
Over 5 years	14,670
Total	$65,384

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of June 30, 2023, and the carrying values as of June 30, 2023 and December 31, 2022.
Table 59: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	June 30, 2023	June 30, 2023	June 30, 2023	December 31, 2022
Parent Company
Senior debt	1.15% - 6.04%	2024-2034	$17,480	$11,374
Subordinated debt	3.90% - 4.63%	2024-2033	1,526	1,524
Junior subordinated debt	6.07%	2028	206	205
Total Parent Company			19,212	13,103
Bank
Federal Home Loan Bank borrowings (a)	5.25% - 5.48%	2024-2026	34,000	32,075
Senior debt	2.50% - 5.88%	2024-2043	4,525	5,283
Subordinated debt	2.70% - 5.90%	2023-2029	3,816	4,578
Total Bank			42,341	41,936
Total			$61,553	$55,039
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 59, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(869) million and $(70) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(249) million and $(229) million, respectively, related to fair value accounting hedges as of June 30, 2023.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 10 Borrowed Funds in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2023 and December 31, 2022, respectively.
Table 60: Commitments to Extend Credit and Other Commitments

In millions	June 30, 2023	December 31, 2022
Commitments to extend credit
Commercial	$196,185	$198,542
Home equity	23,939	22,783
Credit card	33,932	33,066
Other	7,849	7,337
Total commitments to extend credit	261,905	261,728
Net outstanding standby letters of credit (a)	10,157	10,575
Standby bond purchase agreements (b)	1,184	1,208
Other commitments (c)	3,322	3,661
Total commitments to extend credit and other commitments	$276,568	$277,172
(a)Net outstanding standby letters of credit include $3.4 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.1 billion and $2.2 billion related to investments in qualified affordable housing projects at June 30, 2023 and December 31, 2022, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at June 30, 2023, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2023 had terms ranging from less than one year to eight years.

As of June 30, 2023, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at June 30, 2023 and is included in Other liabilities on our Consolidated Balance Sheet.

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended June 30, 2023 and 2022 is as follows:
Table 61: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at March 31, 2022 (a)	415	$2,713	$5,011	$12,476	$51,058	$(5,731)	$(16,346)	$35	$49,216
Net income					1,481			15	1,496
Other comprehensive income (loss), net of tax						(2,627)			(2,627)
Cash dividends declared - Common					(626)				(626)
Cash dividends declared - Preferred					(71)				(71)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (b)			992						992
Common Stock activity		1		14					15
Treasury stock activity	(4)			5			(730)		(725)
Other				32				(14)	18
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
Balance at March 31, 2023 (a)	399	$2,714	$7,235	$12,629	$54,598	$(9,108)	$(19,024)	$30	$49,074
Net income					1,483			17	1,500
Other comprehensive income (loss), net of tax						(417)			(417)
Cash dividends declared - Common					(606)				(606)
Cash dividends declared - Preferred					(127)				(127)
Preferred stock discount accretion			2		(2)
Common stock activity		1		16					17
Treasury stock activity	(1)			3			(126)		(123)
Other				49				(21)	28
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
Six months ended
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					2,889			36	2,925
Other comprehensive income (loss), net of tax						(8,767)			(8,767)
Cash dividends declared - Common					(1,157)				(1,157)
Cash dividends declared - Preferred					(116)				(116)
Preferred stock discount accretion			3		(3)
Preferred stock issuance (b)			992						992
Common stock activity		1		14					15
Treasury stock activity	(9)			50			(1,964)		(1,914)
Other				15				(31)	(16)
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (c)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					3,160			34	3,194
Other comprehensive income (loss), net of tax						647			647
Cash dividends declared - Common					(1,213)				(1,213)
Cash dividends declared - Preferred					(195)				(195)
Preferred stock discount accretion			4		(4)
Preferred stock issuance (d)			1,487						1,487
Common stock activity		1		16					17
Treasury stock activity	(3)			73			(434)		(361)
Other				(22)				(46)	(68)
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.
(c)Represents the cumulative effect of adopting ASU 2022-02.
(d)On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.

The PNC Financial Services Group, Inc. – Form 10-Q 77

Details of other comprehensive income (loss) are as follows:

Table 62: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2023			2022			2023			2022
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(476)	$112	$(364)	$(2,929)	$690	$(2,239)	$178	$(42)	$136	$(9,247)	$2,179	$(7,068)
Less: Net realized gains (losses) reclassified to earnings (a)	(235)	55	(180)	(214)	50	(164)	(450)	106	(344)	(217)	51	(166)
Net change	(241)	57	(184)	(2,715)	640	(2,075)	628	(148)	480	(9,030)	2,128	(6,902)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(689)	162	(527)	(676)	159	(517)	(492)	116	(376)	(2,332)	549	(1,783)
Less: Net realized gains (losses) reclassified to earnings (a)	(373)	88	(285)	25	(6)	19	(703)	166	(537)	127	(30)	97
Net change	(316)	74	(242)	(701)	165	(536)	211	(50)	161	(2,459)	579	(1,880)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	6	(1)	5	8	(2)	6	(4)	1	(3)	62	(15)	47
Net change	6	(1)	5	8	(2)	6	(4)	1	(3)	62	(15)	47
Other
Net unrealized gains (losses) on other transactions	3	1	4	(4)	(18)	(22)	7	2	9	(7)	(25)	(32)
Net change	3	1	4	(4)	(18)	(22)	7	2	9	(7)	(25)	(32)
Total other comprehensive income (loss)	$(548)	$131	$(417)	$(3,412)	$785	$(2,627)	$842	$(195)	$647	$(11,434)	$2,667	$(8,767)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in Noninterest expense on the Consolidated Income Statement.
Table 63: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at March 31, 2022	$(4,238)	$(1,545)	$68	$(16)	$(5,731)
Net activity	(2,075)	(536)	6	(22)	(2,627)
Balance at June 30, 2022 (a)	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
Balance at March 31, 2023	$(6,500)	$(2,302)	$(259)	$(47)	$(9,108)
Net activity	(184)	(242)	5	4	(417)
Balance at June 30, 2023 (a)	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
Six months ended
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(6,902)	(1,880)	47	(32)	(8,767)
Balance at June 30, 2022 (a)	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	480	161	(3)	9	647
Balance at June 30, 2023 (a)	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
(a)AOCI included pretax losses of $301 million and $141 million from derivatives that hedged the purchase of investment securities classified as held to maturity at June 30, 2023 and June 30, 2022, respectively.
78    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 64: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Common Stock	$1.50	$1.50	$3.00	$2.75
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series O	$2,100	$987	$4,174	$1,961
Series P		$1,532		$3,063
Series R	$2,425	$2,425	$2,425	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
Series T	$850	$850	$1,700	$1,700
Series U	$1,500		$3,000
Series V	$1,550		$3,100
Series W	$2,222		$2,222
(a)     Dividends are payable quarterly other than Series R and S preferred stock, which are payable semiannually.

On July 3, 2023, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.55 per share, an increase of 5 cents per share. The dividend, with a payment date of August 5, 2023, will be payable the next business day.

The PNC Financial Services Group, Inc. – Form 10-Q 79

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2023	2022	2023	2022
Basic
Net income	$1,500	$1,496	$3,194	$2,925
Less:
Net income attributable to noncontrolling interests	17	15	34	36
Preferred stock dividends	127	71	195	116
Preferred stock discount accretion and redemptions	2	1	4	3
Net income attributable to common shareholders	1,354	1,409	2,961	2,770
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	7	7	15	13
Net income attributable to basic common shareholders	$1,347	$1,402	$2,946	$2,757
Basic weighted-average common shares outstanding	401	414	401	417
Basic earnings per common share (a)	$3.36	$3.39	$7.35	$6.62
Diluted
Net income attributable to diluted common shareholders	$1,347	$1,402	$2,946	$2,757
Basic weighted-average common shares outstanding	401	414	401	417
Dilutive potential common shares
Diluted weighted-average common shares outstanding	401	414	401	417
Diluted earnings per common share (a)	$3.36	$3.39	$7.34	$6.61
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

Table 66: Fair Value Measurements – Recurring Basis Summary

	June 30, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$495	$191	$686		$411	$243	$654
Commercial mortgage loans held for sale		39	25	64		243	33	276
Securities available for sale
U.S. Treasury and government agencies	$6,874	236		7,110	$8,108	262		8,370
Residential mortgage-backed
Agency		27,655		27,655		28,823		28,823
Non-agency			768	768			819	819
Commercial mortgage-backed
Agency		1,593		1,593		1,675		1,675
Non-agency		944	3	947		1,253	3	1,256
Asset-backed		817	117	934		5	124	129
Other		2,726	54	2,780		3,032	55	3,087
Total securities available for sale	6,874	33,971	942	41,787	8,108	35,050	1,001	44,159
Loans		514	745	1,259		541	769	1,310
Equity investments (a)	807		1,623	2,610	1,173		1,778	3,147
Residential mortgage servicing rights			2,349	2,349			2,310	2,310
Commercial mortgage servicing rights			1,106	1,106			1,113	1,113
Trading securities (b)	570	1,999		2,569	798	1,168		1,966
Financial derivatives (b) (c)	2	3,212	6	3,220	16	3,747	5	3,768
Other assets	387	65		452	352	80		432
Total assets (d)	$8,640	$40,295	$6,987	$56,102	$10,447	$41,240	$7,252	$59,135
Liabilities
Other borrowed funds	$1,139	$100	$5	$1,244	$1,230	$232	$4	$1,466
Financial derivatives (c) (e)	1	6,862	140	7,003	4	7,491	123	7,618
Other liabilities			239	239			294	294
Total liabilities (f)	$1,140	$6,962	$384	$8,486	$1,234	$7,723	$421	$9,378
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at June 30, 2023 and December 31, 2022 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 10% and 11% as of June 30, 2023 and December 31, 2022, respectively. Level 3 assets as a percentage of total assets at fair value was 12% at both June 30, 2023 and December 31, 2022. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2023 and December 31, 2022.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% at both June 30, 2023 and December 31, 2022. Level 3 liabilities as a percentage of total liabilities at fair value was 5% and 4% at June 30, 2023 and December 31, 2022, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2023 and December 31, 2022.
The PNC Financial Services Group, Inc. – Form 10-Q 81

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2023 and 2022 are as follows:

Table 67: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2023
Assets
Residential mortgage loans held for sale	$242	$(4)			$3	$(41)		$(2)		$(7)	(e)	$191	$(3)
Commercial mortgage loans held for sale	32	1						(8)				25
Securities available for sale
Residential mortgage- backed non-agency	787	4		$14				(37)				768
Commercial mortgage- backed non-agency	3											3
Asset-backed	121	1		(1)				(4)				117
Other	53				3			(2)				54
Total securities available for sale	964	5		13	3			(43)				942
Loans	757	3			11	(1)		(28)	$8	(5)	(e)	745	3
Equity investments	1,835	24			92	(328)						1,623	2
Residential mortgage servicing rights	2,232	81			91		$5	(60)				2,349	80
Commercial mortgage servicing rights	1,061	99			9		19	(82)				1,106	100
Financial derivatives	19	(10)			2			(5)				6	4
Total assets	$7,142	$199		$13	$211	$(370)	$24	$(228)	$8	$(12)		$6,987	$186
Liabilities
Other borrowed funds	$5						$3	$(3)				$5
Financial derivatives	97	$79				$1		(37)				140	$80
Other liabilities	229	31					89	(110)				239	21
Total liabilities	$331	$110				$1	$92	$(150)				$384	$101
Net gains (losses)		$89	(f)										$85	(g)

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended June 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses on assets and liabilities held on Consolidated Balance Sheet at June 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2022
Assets
Residential mortgage loans held for sale	$108	$(1)			$8	$(30)		$(4)	$9	$(7)	(e)	$83	$(1)
Commercial mortgage loans held for sale	45							(7)				38
Securities available for sale
Residential mortgage- backed non-agency	1,019	7		$(43)				(58)				925
Commercial mortgage-backed non-agency	3											3
Asset-backed	152	1		(9)				(6)				138
Other	66			(1)	2							67
Total securities available for sale	1,240	8		(53)	2			(64)				1,133
Loans	851	10			7	(1)		(48)		(15)	(e)	804	9
Equity investments	1,751	92			87	(63)						1,867	94
Residential mortgage servicing rights	1,322	163			181		$17	(63)				1,620	163
Commercial mortgage servicing rights	886	111			17		14	(40)				988	111
Financial derivatives	10	7			2			(6)				13	13
Total assets	$6,213	$390		$(53)	$304	$(94)	$31	$(232)	$9	$(22)		$6,546	$389
Liabilities
Other borrowed funds	$3						$2	$(2)				$3
Financial derivatives	234	$18				$3		(42)				213	$19
Other liabilities	158	14					171	(161)				182	10
Total liabilities	$395	$32				$3	$173	$(205)				$398	$29
Net gains (losses)		$358	(f)										$360	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 83

(Continued from previous page)

Six Months Ended June 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2023
Assets
Residential mortgage loans held for sale	$243				$9	$(42)		$(7)	$3	$(15)	(e)	$191	$1
Commercial mortgage loans held for sale	33							(8)				25
Securities available for sale
Residential mortgage- backed non-agency	819	$8		$4				(63)				768
Commercial mortgage- backed non-agency	3											3
Asset-backed	124	1						(8)				117
Other	55			(4)	3			(3)	3			54
Total securities available for sale	1,001	9			3			(74)	3			942
Loans	769	6			20	(1)		(50)	15	(14)	(e)	745	6
Equity investments	1,778	145			232	(398)				(134)	(d)	1,623	119
Residential mortgage servicing rights	2,310	33			109		$10	(113)				2,349	33
Commercial mortgage servicing rights	1,113	108			17		32	(164)				1,106	108
Financial derivatives	5	7			3			(9)				6	10
Total assets	$7,252	$308			$393	$(441)	$42	$(425)	$21	$(163)		$6,987	$277
Liabilities
Other borrowed funds	$4						$6	$(5)				$5
Financial derivatives	123	$118				$3		(104)				140	$122
Other liabilities	294	55					107	(217)				239	42
Total liabilities	$421	$173				$3	$113	$(326)				$384	$164
Net gains (losses)		$135	(f)										$113	(g)

84    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Six Months Ended June 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2022
Assets
Residential mortgage loans held for sale	$81	$(2)			$45	$(32)		$(9)	$14	$(14)	(e)	$83	$(2)
Commercial mortgage loans held for sale	49	(4)						(7)				38	(4)
Other consumer loans held for sale
Securities available for sale
Residential mortgage- backed non-agency	1,097	15		$(66)				(121)				925
Commercial mortgage- backed non-agency	3											3
Asset-backed	163	1		(13)				(13)				138
Other	69			(2)	3			(3)				67
Total securities available for sale	1,332	16		(81)	3			(137)				1,133
Loans	884	21			20	(8)		(97)		(16)	(e)	804	21
Equity investments	1,680	145			116	(74)						1,867	146
Residential mortgage servicing rights	1,078	370			257		$38	(123)				1,620	371
Commercial mortgage servicing rights	740	262			25		35	(74)				988	262
Financial derivatives	38	(6)			3			(22)				13	12
Total assets	$5,882	$802		$(81)	$469	$(114)	$73	$(469)	$14	$(30)		$6,546	$806
Liabilities
Other borrowed funds	$3						$4	$(4)				$3
Financial derivatives	285	$23				$6		(101)				213	$18
Other liabilities	175	21					242	(256)				182	15
Total liabilities	$463	$44				$6	$246	$(361)				$398	$33
Net gains (losses)		$758	(f)										$773	(g)
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

The PNC Financial Services Group, Inc. – Form 10-Q 85

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 68: Fair Value Measurements – Recurring Quantitative Information

June 30, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$25	Discounted cash flow	Spread over the benchmark curve (b)	590bps - 2,440bps (1,275bps)
Residential mortgage-backed non-agency securities	768	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.7%)
			Constant default rate	0.0% - 12.0% (3.0%)
			Loss severity	15.0% - 83.3% (45.5%)
			Spread over the benchmark curve (b)	231bps weighted-average
Asset-backed securities	117	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (6.1%)
			Constant default rate	0.0% - 7.3% (2.0%)
			Loss severity	30.0% - 100.0% (50.6%)
			Spread over the benchmark curve (b)	285bps weighted-average
Loans - Residential real estate - Uninsured	556	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (61.0%)
			Loss severity	0.0% - 100.0% (5.7%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	8.4% weighted-average
Loans - Home equity - First-lien	21	Consensus pricing (c)	Cumulative default rate	3.6% -100.0% (68.2%)
			Loss severity	0.0% - 100.0% (15.9%)
			Discount rate	5.5% - 7.5% (6.3%)
Loans - Home equity	92	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (45.0%)
Equity investments	1,623	Multiple of adjusted earnings	Multiple of earnings	4.5x - 20.0x (9.3x)
Residential mortgage servicing rights	2,349	Discounted cash flow	Constant prepayment rate	0.0% - 41.9% (6.9%)
			Spread over the benchmark curve (b)	254bps - 1,652bps (767bps)
Commercial mortgage servicing rights	1,106	Discounted cash flow	Constant prepayment rate	4.0% - 11.1% (4.4%)
			Discount rate	6.7% - 10.3% (9.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(131)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	159.0% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q4 2023
Insignificant Level 3 assets, net of liabilities (d)	1
Total Level 3 assets, net of liabilities (e)	$6,603

86    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$33	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 2,465bps (959bps)
Residential mortgage-backed non-agency securities	819	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (9.9%)
			Constant default rate	0.0% - 13.0% (4.0%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	289bps weighted-average
Asset-backed securities	124	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.5%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	296bps weighted-average
Loans - Residential real estate - Uninsured	570	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (66.2%)
			Loss severity	0.0% - 100.0% (6.2%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.9% weighted-average
Loans - Home equity - First-lien	25	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.5%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity	98	Consensus pricing (c)	Credit and Liquidity discount	0.4% - 100.0% (46.2%)
Equity investments	1,778	Multiple of adjusted earnings	Multiple of earnings	4.5x - 25.0x (9.1x)
Residential mortgage servicing rights	2,310	Discounted cash flow	Constant prepayment rate	0.0% - 34.5% (6.7%)
			Spread over the benchmark curve (b)	254bps - 1,653bps (766bps)
Commercial mortgage servicing rights	1,113	Discounted cash flow	Constant prepayment rate	3.9% - 9.8% (4.3%)
			Discount rate	7.8% - 10.1% (9.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(107)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	160.6% weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(8)
Total Level 3 assets, net of liabilities (e)	$6,831
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
(e)Consisted of total Level 3 assets of $7.0 billion and total Level 3 liabilities of $0.4 billion as of June 30, 2023 and $7.3 billion and $0.4 billion as of December 31, 2022, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 69. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 15 Fair Value in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 87

Assets measured at fair value on a nonrecurring basis follow:

Table 69: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2023	December 31 2022	June 30 2023	June 30 2022	June 30 2023	June 30 2022
Assets
Nonaccrual loans	$373	$280	$(99)	$(19)	$(174)	$(28)
Equity investments	87	135	(5)	1	(8)
OREO and foreclosed assets	8	10			(1)
Long-lived assets	435	23	(10)	(3)	(15)	(5)
Total assets	$903	$448	$(114)	$(21)	$(198)	$(33)
(a)All Level 3 for the periods presented, except for $22 million and $42 million included in Equity investments which were categorized as Level 1 as of June 30, 2023 and December 31, 2022, respectively.
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

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Fair Value and Principal Balances

	June 30, 2023			December 31, 2022
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$651	$671	$(20)	$609	$633	$(24)
Accruing loans 90 days or more past due	2	2		5	5
Nonaccrual loans	33	40	(7)	40	49	(9)
Total	$686	$713	$(27)	$654	$687	$(33)
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$49	$51	$(2)	$261	$256	$5
Nonaccrual loans	15	44	(29)	15	44	(29)
Total	$64	$95	$(31)	$276	$300	$(24)
Loans
Accruing loans less than 90 days past due	$510	$523	$(13)	$509	$521	$(12)
Accruing loans 90 days or more past due	132	143	(11)	155	167	(12)
Nonaccrual loans	617	841	(224)	646	880	(234)
Total	$1,259	$1,507	$(248)	$1,310	$1,568	$(258)
Other assets	$64	$65	$(1)	$80	$80
Liabilities
Other borrowed funds	$32	$33	$(1)	$31	$32	$(1)
Other liabilities	$127		$127	$196		$196
(a)There were no accruing loans 90 days or more past due within this category at June 30, 2023 or December 31, 2022.
88    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2023	2022	2023	2022
Assets
Residential mortgage loans held for sale	$2	$(23)	$17	$(63)
Commercial mortgage loans held for sale	$22	$14	$23	$20
Loans	$5	$15	$9	$36
Other assets	$2	$(11)	$(12)	$(18)
Liabilities
Other liabilities	$(21)	$(10)	$(41)	$(16)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2023 and December 31, 2022. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 15 Fair Value in our 2022 Form 10-K.
Table 72: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets
Cash and due from banks	$6,191	$6,191	$6,191
Interest-earning deposits with banks	38,259	38,259		$38,259
Securities held to maturity	93,879	88,896	30,939	57,808	$149
Net loans (excludes leases)	309,365	301,597			301,597
Other assets	5,971	5,971		5,958	13
Total assets	$453,665	$440,914	$37,130	$102,025	$301,759
Liabilities
Time deposits	$22,864	$22,696		$22,696
Borrowed funds	64,060	64,278		62,441	$1,837
Unfunded lending related commitments	663	663			663
Other liabilities	948	948		948
Total liabilities	$88,535	$88,585		$86,085	$2,500
December 31, 2022
Assets
Cash and due from banks	$7,043	$7,043	$7,043
Interest-earning deposits with banks	27,320	27,320		$27,320
Securities held to maturity	95,183	90,279	30,748	59,377	$154
Net loans (excludes leases)	313,460	310,864			310,864
Other assets	6,022	6,022		6,020	2
Total assets	$449,028	$441,528	$37,791	$92,717	$311,020
Liabilities
Time deposits	$18,470	$18,298		$18,298
Borrowed funds	57,182	57,557		55,922	$1,635
Unfunded lending related commitments	694	694			694
Other liabilities	660	660		660
Total liabilities	$77,006	$77,209		$74,880	$2,329

The PNC Financial Services Group, Inc. – Form 10-Q 89

The aggregate fair values in Table 72 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 66),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•MSRs,
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

For more information regarding derivatives see Note 1 Accounting Policies and Note 16 Financial Derivatives in our 2022 Form 10-K.

90    The PNC Financial Services Group, Inc. – Form 10-Q

Table 73 presents the notional and gross fair value amounts of all derivative assets and liabilities held by us.

During the second quarter, in anticipation of LIBOR’s cessation on June 30, 2023, LIBOR-indexed interest-rate swap contracts with central clearing counterparties were subject to a conversion process whereby an individual LIBOR swap contract was exchanged for a SOFR replacement swap contract, along with one or more overlay swap contracts replicating the final LIBOR cash flows on the original swap contract. The swap contracts exchanged were substantially economically equivalent. Conversion-related valuation differences were settled in cash on the conversion dates and were not material. The SOFR replacement and overlay swaps are considered separate contracts, and the overlay swaps will result in a gross-up of the notional amounts presented until those swaps mature upon settlement of the final LIBOR payment. The majority of overlay swaps will mature in the third quarter of 2023.
Table 73: Total Gross Derivatives (a)

	June 30, 2023			December 31, 2022
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts (d):
Fair value hedges (e)	$48,088			$24,231
Cash flow hedges (e)	86,922		$3	40,310		$1
Foreign exchange contracts:
Net investment hedges	1,101		22	1,120	$24
Total derivatives designated for hedging	$136,111		$25	$65,661	$24	$1
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps (g)	$73,477		$1	$47,908	$7	$1
Futures (h)	8,026			5,537
Mortgage-backed commitments	5,277	$68	63	4,516	85	89
Other	12,561	65	12	18,017	90	14
Total interest rate contracts	99,341	133	76	75,978	182	104
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (g)	811,705	1,798	5,501	354,150	1,597	5,397
Futures (h)	72			32
Mortgage-backed commitments	3,531	11	5	2,799	10	6
Other	28,779	314	292	29,071	334	321
Total interest rate contracts	844,087	2,123	5,798	386,052	1,941	5,724
Commodity contracts:
Swaps	6,084	525	552	5,792	1,003	1,067
Other	3,251	97	97	4,488	205	202
Total commodity contracts	9,335	622	649	10,280	1,208	1,269
Foreign exchange contracts and other	30,426	308	256	30,512	366	293
Total derivatives for customer-related activities	883,848	3,053	6,703	426,844	3,515	7,286
Derivatives used for other risk management activities:
Foreign exchange contracts and other	21,875	34	199	12,785	47	227
Total derivatives not designated for hedging	$1,005,064	$3,220	$6,978	$515,607	$3,744	$7,617
Total gross derivatives	$1,141,175	$3,220	$7,003	$581,268	$3,768	$7,618
Less: Impact of legally enforceable master netting agreements		1,303	1,303		1,523	1,523
Less: Cash collateral received/paid		1,134	1,135		714	1,571
Total derivatives		$783	$4,565		$1,531	$4,524
(a)Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.
(b)Included in Other assets on our Consolidated Balance Sheet.
(c)Included in Other liabilities on our Consolidated Balance Sheet.
(d)Represents primarily swaps.
(e)At June 30, 2023, the gross-up of the notional amounts due to overlay swap contracts for fair value and cash flow hedges were $18.8 billion and $47.0 billion, respectively.
(f)Includes both residential and commercial mortgage banking activities.
(g)At June 30, 2023, the gross-up of the notional amounts due to overlay swap contracts used for mortgage banking and customer-related activities were $26.0 billion and $423.0 billion, respectively.
(h)Futures contracts are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

The PNC Financial Services Group, Inc. – Form 10-Q 91

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

In the 12 months that follow June 30, 2023, we expect to reclassify net derivative losses of $1.5 billion pretax, or $1.2 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023. As of June 30, 2023, the maximum length of time over which forecasted transactions are hedged is ten years.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 74: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2023
Total amounts in the Consolidated Income Statement	$4,523	$883	$903	$129
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(48)	$432
Derivatives		$50	$(439)
Amounts related to interest settlements on derivatives		$7	$(147)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(365)	$(8)
For the three months ended June 30, 2022
Total amounts in the Consolidated Income Statement	$2,504	$631	$142	$177
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(28)	$443
Derivatives		$30	$(451)
Amounts related to interest settlements on derivatives		$(2)	$74
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$25
For the six months ended June 30, 2023
Total amounts on the Consolidated Income Statement	$8,781	$1,768	$1,686	$387
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(1)	$135
Derivatives		$5	$(148)
Amounts related to interest settlements on derivatives		$12	$(260)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(690)	$(13)
For the six months ended June 30, 2022
Total amounts on the Consolidated Income Statement	$4,797	$1,175	$225	$388
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(46)	$1,377
Derivatives		$49	$(1,395)
Amounts related to interest settlements on derivatives		$(3)	$184
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$117	$10
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

The PNC Financial Services Group, Inc. – Form 10-Q 93

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 75: Hedged Items - Fair Value Hedges

	June 30, 2023		December 31, 2022
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$1,915	$(124)	$2,376	$(121)
Borrowed funds	$26,360	$(1,417)	$21,781	$(1,283)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both June 30, 2023 and December 31, 2022.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(28) million and $(46) million for the three and six months ended June 30, 2023, respectively, and insignificant for both the three and six months ended June 30, 2022.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in our 2022 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 76: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(184)	$(190)	$(77)	$(455)
Derivatives used for customer-related activities:
Interest rate contracts	33	69	35	166
Foreign exchange contracts and other	58	(20)	114	24
Gains from customer-related activities (b)	91	49	149	190
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(137)	216	(214)	263
Total gains (losses) from derivatives not designated as hedging instruments	$(230)	$75	$(142)	$(2)
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

Table 77 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at June 30, 2023 and December 31, 2022. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.
94    The PNC Financial Services Group, Inc. – Form 10-Q

Table 77 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

Table 77: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$26			$26			$26
Over-the-counter	2,230	$846	$911	473		$75	398
Commodity contracts	622	337	104	181			181
Foreign exchange and other contracts	342	120	119	103			103
Total derivative assets	$3,220	$1,303	$1,134	$783	(a)	$75	$708
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	5,858	$633	$1,104	4,121		$75	4,046
Commodity contracts	649	497	23	129			129
Foreign exchange and other contracts	477	173	8	296			296
Total derivative liabilities	$7,003	$1,303	$1,135	$4,565	(b)	$75	$4,490
December 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	2,100	$974	$630	496		$34	462
Commodity contracts	1,208	335	2	871			871
Foreign exchange and other contracts	437	214	82	141			141
Total derivative assets	$3,768	$1,523	$714	$1,531	(a)	$34	$1,497
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	5,801	$625	$1,041	4,135		$78	4,057
Commodity contracts	1,269	679	520	70		4	66
Foreign exchange and other contracts	520	219	10	291			291
Total derivative liabilities	$7,618	$1,523	$1,571	$4,524	(b)	$82	$4,442
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

At June 30, 2023, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.1 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.1 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral
The PNC Financial Services Group, Inc. – Form 10-Q 95

exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2023 and December 31, 2022.

Table 78: Credit-Risk Contingent Features

In billions	June 30, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	$5.4	$5.8
Collateral posted	1.2	1.7
Maximum additional amount of collateral exposure	$4.2	$4.1
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in our 2022 Form 10-K and in Note 13 Legal Proceedings in our first quarter 2023 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2023, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Some of our exposure in Disclosed Matters may be offset by applicable insurance coverage. We do not consider the possible availability of insurance coverage in determining the amounts of any accruals (although we would record the amount of related insurance recoveries that are deemed probable up to the amount of the accrual) or in determining any estimates of possible losses or ranges of possible losses.

96    The PNC Financial Services Group, Inc. – Form 10-Q

USAA Patent Infringement Litigation

In April 2023, in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) (the “third Texas case”) and the case for PNC’s patent infringement counterclaims (originally asserted in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319)) (the “first Texas case”) (together, the “second consolidated cases”), USAA noticed a cross-appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment in the second consolidated cases. This appeal was consolidated with PNC’s previously noticed appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment in the second consolidated cases as United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1639).

In May and June 2023, USAA appealed the Final Written Decisions of the Patent Trial and Appeal Board that concluded that the claims in three of the patents originally at issue in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110) and the first Texas case (together, the “first consolidated cases”) and in United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311) were unpatentable. Because of USAA’s case narrowing in the first consolidated cases, only one of these three patents was presented to the jury in the first consolidated cases.

Also in May 2023, the Patent Trial and Appeal Board entered its Final Written Decision concluding that most of the claims of one of the patents presented to the jury in the third Texas case were unpatentable and other claims were not unpatentable. In June 2023, the Patent Trial and Appeal Board entered its Final Written Decision concluding that all of the claims of the other patent subject to inter partes review, but not ultimately presented to the jury in the third Texas Case, were unpatentable.

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

The PNC Financial Services Group, Inc. – Form 10-Q 97

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 79. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison.

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

98    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 79: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$2,448	$1,349	$125	$(412)	$3,510
Noninterest income	702	821	228	32	1,783
Total revenue	3,150	2,170	353	(380)	5,293
Provision for (recapture of) credit losses	(14)	209	(10)	(39)	146
Depreciation and amortization	81	53	7	143	284
Other noninterest expense	1,823	868	273	124	3,088
Income (loss) before income taxes (benefit) and noncontrolling interests	1,260	1,040	83	(608)	1,775
Income taxes (benefit)	295	218	20	(258)	275
Net income (loss)	965	822	63	(350)	1,500
Less: Net income attributable to noncontrolling interests	11	5		1	17
Net income (loss) excluding noncontrolling interests	$954	$817	$63	$(351)	$1,483
Average Assets	$114,826	$234,174	$15,562	$190,945	$555,507
2022
Income Statement
Net interest income	$1,662	$1,232	$153	$4	$3,051
Noninterest income	748	968	234	115	2,065
Total revenue	2,410	2,200	387	119	5,116
Provision for (recapture of) credit losses	55	(17)	5	(7)	36
Depreciation and amortization	83	51	8	147	289
Other noninterest expense	1,830	883	262	(20)	2,955
Income (loss) before income taxes (benefit) and noncontrolling interests	442	1,283	112	(1)	1,836
Income taxes (benefit)	105	277	26	(68)	340
Net income	337	1,006	86	67	1,496
Less: Net income (loss) attributable to noncontrolling interests	15	3		(3)	15
Net income excluding noncontrolling interests	$322	$1,003	$86	$70	$1,481
Average Assets	$113,068	$219,513	$14,449	$199,848	$546,878

The PNC Financial Services Group, Inc. – Form 10-Q 99

(Continued from previous page)
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$4,729	$2,732	$252	$(618)	$7,095
Noninterest income	1,445	1,707	458	191	3,801
Total revenue	6,174	4,439	710	(427)	10,896
Provision for (recapture of) credit losses	224	181	(1)	(23)	381
Depreciation and amortization	159	107	13	286	565
Other noninterest expense	3,672	1,753	547	156	6,128
Income (loss) before income taxes (benefit) and noncontrolling interests	2,119	2,398	151	(846)	3,822
Income taxes (benefit)	497	512	36	(417)	628
Net income (loss)	1,622	1,886	115	(429)	3,194
Less: Net income (loss) attributable to noncontrolling interests	21	10		3	34
Net income (loss) excluding noncontrolling interests	$1,601	$1,876	$115	$(432)	$3,160
Average Assets	$115,103	$234,354	$15,282	$194,162	$558,901
2022
Income Statement
Net interest income	$3,193	$2,375	$291	$(4)	$5,855
Noninterest income	1,493	1,772	482	206	3,953
Total revenue	4,686	4,147	773	202	9,808
Provision for (recapture of) credit losses	(26)	(135)	7	(18)	(172)
Depreciation and amortization	157	103	14	292	566
Other noninterest expense	3,648	1,668	507	27	5,850
Income (loss) before income taxes (benefit) and noncontrolling interests	907	2,511	245	(99)	3,564
Income taxes (benefit)	214	545	57	(177)	639
Net income	693	1,966	188	78	2,925
Less: Net income (loss) attributable to noncontrolling interests	31	7		(2)	36
Net income excluding noncontrolling interests	$662	$1,959	$188	$80	$2,889
Average Assets	$112,415	$210,171	$14,126	$212,415	$549,127
(a)There were no material intersegment revenues for the three and six months ended June 30, 2023 and 2022.
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

Asset Management Group provides private banking for high net worth and ultra high net worth clients and institutional asset management. The Asset Management group is composed of two operating units:
•PNC Private Bank provides products and services to emerging affluent, high net worth and ultra high net worth individuals and their families, including investment and retirement planning, customized investment management, credit and cash management solutions, trust management and administration. In addition, multi-generational family planning services are also provided to ultra high net worth individuals and their families, which include estate, financial, tax, fiduciary and customized performance reporting through PNC Private Bank Hawthorn.
100    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 80 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 24 Fee-based Revenue from Contracts with Customers in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 101

Table 80: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$222			$228
Brokerage fees	$124		2	$135		2
Total asset management and brokerage	124		224	135		230
Card and cash management
Treasury management fees	11	$345		10	$327
Debit card fees	178			177
Net credit card fees (a)	61			63
Merchant services	45	19		52	14
Other	25			27
Total card and cash management	320	364		329	341
Lending and deposit services
Deposit account fees	151			145
Other	18	8		17	9
Total lending and deposit services	169	8		162	9
Residential and commercial mortgage (b)		40			33
Capital markets and advisory		130			272
Other		14			9
Total in-scope noninterest income	613	556	224	626	664	230
Out-of-scope noninterest income (c)	89	265	4	122	304	4
Noninterest income by business segment	$702	$821	$228	$748	$968	$234
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,393			$1,520
Out-of-scope business segment noninterest income (c)			358			430
Noninterest income from other segments			32			115
Noninterest income as shown on the Consolidated Income Statement			$1,783			$2,065

102    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$446			$469
Brokerage fees	$254		4	$269		4
Total asset management and brokerage	254		450	269		473
Card and cash management
Treasury management fees	21	$673		19	$629
Debit card fees	343			338
Net credit card fees (a)	119			118
Merchant services	84	38		93	31
Other	49			50
Total card and cash management	616	711		618	660
Lending and deposit services
Deposit account fees	306			287
Other	36	16		34	17
Total lending and deposit services	342	16		321	17
Residential and commercial mortgage (b)		82			64
Capital markets and advisory		286			409
Other		22			22
Total in-scope noninterest income	1,212	1,117	450	1,208	1,172	473
Out-of-scope noninterest income (c)	233	590	8	285	600	9
Noninterest income by business segment	$1,445	$1,707	$458	$1,493	$1,772	$482
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$2,779			$2,853
Out-of-scope business segment noninterest income (c)			831			894
Noninterest income from other segments			191			206
Noninterest income as shown on the Consolidated Income Statement			$3,801			$3,953
(a)Net credit card fees consists of interchange fees of $173 million and $172 million and credit card reward costs of $112 million and $109 million for the three months ended June 30, 2023 and 2022, respectively. Net credit card fees consists of interchange fees of $333 million and $320 million and credit card reward costs of $214 million and $202 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

NOTE 16 REGULATORY MATTERS

FDIC Special Assessment Pursuant to Systemic Risk Determination
In May 2023, the FDIC proposed a rule to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Under the proposal, the FDIC would collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of 12.5 basis points of PNC’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5 billion), over eight quarterly assessment periods, beginning after the first quarter 2024. We expect the FDIC will enact a special deposit insurance assessment in the second half of 2023 that will significantly increase our FDIC deposit insurance costs. Based on the current proposal, PNC estimates our total cost to be approximately $468 million pre-tax, or $370 million after-tax, which would be incurred in the quarter the FDIC finalizes the rule. The total cost and timing is subject to change pending the assessment’s finalization.

Proposed Expanded Risk-Based Capital Rules
On July 27, 2023, the Federal Reserve, OCC, and FDIC proposed for public comment an interagency rule to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank. The proposed rule will apply an expanded risk-based approach which leverages the Basel rules, including the calculation of risk-weighted assets, in addition to the current U.S. standardized approach. In addition, this proposal would align the regulatory capital elements and required deductions for Category III banking organizations such as PNC and PNC Bank with those currently applicable to Category I and II banking organizations. PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and deduct from CET1 capital, among other items, mortgage servicing assets and deferred tax assets that individually exceed 10 percent of CET1 capital or in the aggregate with other threshold items that exceed 15 percent of CET1 capital. PNC and PNC Bank would be required to calculate their risk-based capital ratios under the existing
The PNC Financial Services Group, Inc. – Form 10-Q 103

standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for their risk-based capital minimums and buffer requirements, including the SCB. The proposed effective date is July 1, 2025, with certain provisions—including the recognition of AOCI elements in regulatory capital and the increase in risk-weighted assets due to the expanded risk-based approach—having a three-year phase-in period.
104    The PNC Financial Services Group, Inc. – Form 10-Q

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Six months ended June 30
	2023			2022
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,513	$421	2.67%	$52,308	$495	1.89%
Non-agency	676	30	8.95%	954	36	7.55%
Commercial mortgage-backed	3,025	41	2.72%	4,793	58	2.40%
Asset-backed	397	13	6.67%	4,296	32	1.49%
U.S. Treasury and government agencies	8,657	92	2.12%	32,391	210	1.29%
Other	3,129	40	2.51%	4,536	60	2.67%
Total securities available for sale	47,397	637	2.69%	99,278	891	1.79%
Securities held to maturity
Residential mortgage-backed	45,323	618	2.73%	16,687	164	1.96%
Commercial mortgage-backed	2,424	62	5.15%	591	7	2.29%
Asset-backed	6,868	138	4.03%	2,071	20	1.91%
U.S. Treasury and government agencies	36,831	245	1.33%	14,618	80	1.09%
Other	3,365	80	4.63%	1,068	22	4.19%
Total securities held to maturity	94,811	1,143	2.41%	35,035	293	1.67%
Total investment securities	142,208	1,780	2.50%	134,313	1,184	1.76%
Loans
Commercial and industrial	181,444	5,041	5.52%	161,256	2,297	2.83%
Commercial real estate	36,023	1,121	6.19%	34,237	518	3.01%
Equipment lease financing	6,408	141	4.40%	6,150	113	3.68%
Consumer	55,045	1,762	6.46%	54,757	1,271	4.68%
Residential real estate	46,107	779	3.38%	41,385	636	3.07%
Total loans	325,027	8,844	5.43%	297,785	4,835	3.24%
Interest-earning deposits with banks	32,736	790	4.83%	51,120	107	0.42%
Other interest-earning assets	9,012	264	5.86%	9,677	116	2.42%
Total interest-earning assets/interest income	508,983	11,678	4.58%	492,895	6,242	2.53%
Noninterest-earning assets	49,918			56,232
Total assets	$558,901			$549,127
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$64,716	832	2.59%	$60,295	31	0.10%
Demand	124,243	1,069	1.74%	116,024	51	0.09%
Savings	103,406	585	1.14%	108,799	22	0.04%
Time deposits	21,436	336	3.14%	13,195	11	0.15%
Total interest-bearing deposits	313,801	2,822	1.81%	298,313	115	0.08%
Borrowed funds
Federal Home Loan Bank borrowings	32,909	835	5.04%	3,508	22	1.24%
Bank notes and senior debt	20,298	577	5.66%	17,089	112	1.30%
Subordinated debt	5,974	177	5.94%	6,886	58	1.68%
Other	5,156	97	3.74%	5,515	33	1.22%
Total borrowed funds	64,337	1,686	5.22%	32,998	225	1.36%
Total interest-bearing liabilities/interest expense	378,138	4,508	2.38%	331,311	340	0.20%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	117,155			151,567
Accrued expenses and other liabilities	15,536			16,245
Equity	48,072			50,004
Total liabilities and equity	$558,901			$549,127
Interest rate spread			2.20%			2.33%
Impact of noninterest-bearing sources			0.61			0.06
Net interest income/margin		$7,170	2.81%		$5,902	2.39%
The PNC Financial Services Group, Inc. – Form 10-Q 105

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

(Continued from previous page)	Three months ended June 30
	2023			2022
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,180	$208	2.67%	$37,285	$202	2.17%
Non-agency	663	15	9.39%	902	17	7.56%
Commercial mortgage-backed	2,948	21	2.84%	4,362	27	2.45%
Asset-backed	575	9	6.56%	2,388	11	1.84%
U.S. Treasury and government agencies	8,231	45	2.20%	17,480	70	1.60%
Other	2,997	21	2.55%	4,200	28	2.59%
Total securities available for sale	46,594	319	2.73%	66,617	355	2.13%
Securities held to maturity
Residential mortgage-backed	45,033	306	2.72%	33,086	164	1.98%
Commercial mortgage-backed	2,396	32	5.35%	1,175	7	2.30%
Asset-backed	6,712	68	4.10%	4,119	20	1.92%
U.S. Treasury and government agencies	36,912	123	1.34%	28,167	74	1.05%
Other	3,391	41	4.65%	1,560	16	4.21%
Total securities held to maturity	94,444	570	2.41%	68,107	281	1.65%
Total investment securities	141,038	889	2.52%	134,724	636	1.89%
Loans
Commercial and industrial	180,878	2,608	5.70%	166,968	1,225	2.90%
Commercial real estate	35,938	578	6.37%	34,467	276	3.15%
Equipment lease financing	6,364	72	4.51%	6,200	56	3.62%
Consumer	55,070	901	6.57%	54,551	637	4.68%
Residential real estate	46,284	395	3.41%	42,604	330	3.11%
Total loans	324,534	4,554	5.57%	304,790	2,524	3.29%
Interest-earning deposits with banks	31,433	400	5.10%	39,689	78	0.79%
Other interest-earning assets	9,215	138	5.96%	9,935	68	2.76%
Total interest-earning assets/interest income	506,220	5,981	4.70%	489,138	3,306	2.69%
Noninterest-earning assets	49,287			57,740
Total assets	$555,507			$546,878
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$63,691	$443	2.79%	$58,019	$27	0.19%
Demand	124,111	584	1.89%	119,636	44	0.15%
Savings	102,415	321	1.26%	109,063	12	0.04%
Time deposits	22,342	183	3.26%	10,378	5	0.18%
Total interest-bearing deposits	312,559	1,531	1.96%	297,096	88	0.12%
Borrowed funds
Federal Home Loan Bank borrowings	33,752	451	5.28%	6,978	22	1.24%
Bank notes and senior debt	20,910	312	5.91%	16,172	66	1.61%
Subordinated debt	5,850	90	6.19%	6,998	34	1.94%
Other	5,180	50	3.79%	5,508	20	1.46%
Total borrowed funds	65,692	903	5.44%	35,656	142	1.58%
Total interest-bearing liabilities/interest expense	378,251	2,434	2.56%	332,752	230	0.27%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	113,178			149,432
Accrued expenses and other liabilities	15,063			17,116
Equity	49,015			47,578
Total liabilities and equity	$555,507			$546,878
Interest rate spread			2.14%			2.42%
Impact of noninterest-bearing sources			0.65			0.08
Net interest income/margin		$3,547	2.79%		$3,076	2.50%
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
(b)Loan fees for the three months ended June 30, 2023 and June 30, 2022 were $44 million and $38 million, respectively. Loan fees for the six months ended June 30, 2023 and June 30, 2022 were $90 million and $98 million, respectively.
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
106    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income (GAAP)	$7,095	$5,855	$3,510	$3,051
Taxable-equivalent adjustments	75	47	37	25
Net interest income (non-GAAP)	$7,170	$5,902	$3,547	$3,076
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

GLOSSARY
DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2022 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity Coverage Ratio
ALLL	Allowance for loan and lease losses	LGD	Loss given default
AOCI	Accumulated other comprehensive income	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low income housing tax credit
ASU	Accounting Standards Update	LLC	Limited liability company
BHC	Bank holding company	LTV	Loan-to-value ratio
bps	Basis points	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BSBY	Bloomberg Short-Term Bank Yield Index	MSR	Mortgage servicing right
CARES Act	Coronavirus Aid, Relief and Economic Security Act	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit losses	OREO	Other real estate owned
CET1	Common equity tier 1	OTC	Over-the-counter
CFPB	Consumer Financial Protection Bureau	PCD	Purchased credit deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of default
FDM	Financial Difficulty Modification	PPP	Paycheck Protection Program
FHLB	Federal Home Loan Bank	RAC	PNC’s Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
GNMA	Government National Mortgage Association	U.S.	United States of America
GSIB	Globally systemically important bank	VaR	Value-at-risk
HPI	Home price index	VIE	Variable interest entity
ISDA	International Swaps and Derivatives Association
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.

The PNC Financial Services Group, Inc. – Form 10-Q 107

ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our first quarter 2023 Form 10-Q and 2022 Form 10-K in response to Part II, Item 1A and Part I, Item 1A, respectively.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2023 are included in the following table.

2023 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	95	$125.31	79	46,524
May 1 - 31	188	$117.13	188	46,336
June 1 - 30	836	$125.64	836	45,500
Total	1,119	$124.18	1,103
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
(b)Consistent with the SCB framework, which allows for capital returns in amounts in excess of the SCB minimum levels (the regulatory minimum (4.5%) plus our SCB), our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at June 30, 2023. PNC's SCB through September 30, 2023 is 2.9%. Based on the results of the Federal Reserve's 2023 annual stress test, PNC's SCB for the four-quarter period beginning October 1, 2023 will improve to the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of PNC’s directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
108    The PNC Financial Services Group, Inc. – Form 10-Q

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.33	2023 Form of Performance Share Units Award Agreement

10.34	2023 Form of Restricted Share Units Award Agreement

10.35	2023 Form of Restricted Share Units Award Agreement – Senior Leader Program

10.36	2023 Form of Five-Year Restricted Share Units Award Agreement

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
The PNC Financial Services Group, Inc. – Form 10-Q 109

We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve’s rules require quantitative and qualitative disclosures about our LCR and NSFR. Under these regulations, we may satisfy these requirements through postings on our website, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
110    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 2, 2023 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 111