Form 10-Q
period 2023-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2023-11-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    Yes  ☐  No  ☒
As of October 17, 2023, there were 398,341,110 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2023 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 6, 7, 8 and 9A of our 2022 Annual Report on Form 10-K (our “2022 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2022 Form 10-K; Item 1A Risk Factors included in our first quarter 2023 Form 10-Q and our 2022 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and in our first and second quarter 2023 Form 10-Qs and Item 8 of our 2022 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2022 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

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

Signature Bank Portfolio Acquisition

On October 2, 2023, PNC acquired a portfolio of capital commitments facilities from Signature Bridge Bank, N.A. through an agreement with the FDIC as receiver of the former Signature Bank, New York. The acquired portfolio represents approximately $16 billion in total commitments, including approximately $9 billion of funded loans. See Note 17 Subsequent Events for more information on this acquisition.

1    The PNC Financial Services Group, Inc. – Form 10-Q

Workforce Reduction

On October 6, 2023, PNC committed to a workforce reduction that is expected to reduce 2024 personnel expenses by approximately $325 million annually on a pre-tax basis, with cost savings beginning in the fourth quarter of 2023. PNC has incurred one-time expenses of approximately $150 million. See Note 17 Subsequent Events for more information on our workforce reduction.

Selected Financial Data
The following tables include selected financial data, which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Nine months ended
	September 30	June 30	September 30	September 30	September 30
	2023	2023	2022	2023	2022
Summary of Operations (a)
Net interest income	$3,418	$3,510	$3,475	$10,513	$9,330
Noninterest income	1,815	1,783	2,074	5,616	6,027
Total revenue	5,233	5,293	5,549	16,129	15,357
Provision for credit losses	129	146	241	510	69
Noninterest expense	3,245	3,372	3,280	9,938	9,696
Income before income taxes and noncontrolling interests	$1,859	$1,775	$2,028	$5,681	$5,592
Income taxes	289	275	388	917	1,027
Net income	$1,570	$1,500	$1,640	$4,764	$4,565
Net income attributable to common shareholders	$1,448	$1,354	$1,558	$4,409	$4,328
Per Common Share
Basic	$3.60	$3.36	$3.78	$10.95	$10.39
Diluted	$3.60	$3.36	$3.78	$10.94	$10.39
Book value per common share	$105.98	$105.67	$97.59
Performance Ratios
Net interest margin (b)	2.71%	2.79%	2.82%	2.78%	2.54%
Noninterest income to total revenue	35%	34%	37%	35%	39%
Efficiency	62%	64%	59%	62%	63%
Return on:
Average common shareholders’ equity	13.65%	13.01%	14.97%	14.23%	13.31%
Average assets	1.12%	1.08%	1.19%	1.14%	1.11%
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

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	September 30 2023	December 31 2022	September 30 2022
Balance Sheet Highlights (a)
Assets	$557,334	$557,263	$559,477
Loans	$318,416	$326,025	$315,400
Allowance for loan and lease losses	$4,767	$4,741	$4,581
Interest-earning deposits with banks	$41,484	$27,320	$40,278
Investment securities	$132,387	$139,334	$136,451
Total deposits	$423,609	$436,282	$438,194
Borrowed funds	$66,167	$58,713	$54,633
Total shareholders’ equity	$49,454	$45,774	$46,688
Common shareholders’ equity	$42,215	$40,028	$39,444
Other Selected Ratios
Common equity Tier 1	9.8%	9.1%	9.3%
Loans to deposits	75%	75%	72%
Common shareholders’ equity to total assets	7.6%	7.2%	7.1%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Income Statement Highlights

Net income of $1.6 billion, or $3.60 per diluted common share, for the third quarter of 2023 increased $70 million, or 5%, compared to $1.5 billion, or $3.36 per diluted common share, for the second quarter of 2023 primarily due to lower expenses and higher noninterest income, partially offset by a decline in net interest income.
•For the three months ended September 30, 2023 compared to the three months ended June 30, 2023:
•Total revenue decreased $60 million, to $5.2 billion.
•Net interest income of $3.4 billion decreased $92 million, or 3%, as higher yields on interest-earning assets were more than offset by increased funding costs.
•Net interest margin decreased 8 basis points to 2.71%.
•Noninterest income increased $32 million, or 2%, primarily due to higher residential and commercial mortgage revenue, partially offset by lower capital markets and advisory fees and a decline in private equity revenue.
•Provision for credit losses of $129 million in the third quarter of 2023 included the impact of our updated economic outlook and portfolio activity. The second quarter of 2023 included a provision for credit losses of $146 million.
•Noninterest expense decreased $127 million, or 4%, to $3.2 billion, reflecting a continued focus on expense management as expenses were lower or stable across all categories.

Net income of $4.8 billion, or $10.94 per diluted common share, for the first nine months of 2023 increased $199 million, or 4%, compared to $4.6 billion, or $10.39 per diluted common share, for the nine months ended 2022, as a result of higher net interest income, partially offset by a higher provision for credit losses, lower noninterest income and increased expenses.
•For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:
•Total revenue increased $0.8 billion, or 5%, to $16.1 billion.
•Net interest income increased $1.2 billion, or 13%, as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs.
•Net interest margin increased 24 basis points reflecting the benefit of higher yields on interest-earning assets.
•Noninterest income decreased $411 million, or 7%, and included lower merger and acquisition advisory activity and trading revenue, as well as a decline in private equity revenue. The decrease also included negative Visa Class B fair value adjustments of $179 million for the first nine months of 2023 compared to $1 million of positive adjustments for the same period in 2022.
•Provision for credit losses of $510 million for the first nine months of 2023 included the impact of our updated economic outlook and changes in portfolio composition and quality. The first nine months of 2022 included a provision for credit losses of $69 million.
•Noninterest expense increased $242 million, or 2%, due to higher personnel costs, an increased FDIC assessment rate and higher marketing and equipment costs to support business growth.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2023. In comparison to December 31, 2022:
•Total assets of $557.3 billion were stable.
•Total loans decreased $7.6 billion, or 2%, to $318.4 billion.
•Total commercial loans decreased $8.6 billion, or 4%, to $216.4 billion, driven by paydowns outpacing new production and lower utilization of loan commitments.
•Total consumer loans increased $1.0 billion to $102.0 billion as a result of growth in residential mortgages, home equity and automobile loans, partially offset by declines in the remaining portfolios as paydowns outpaced new originations and draws on existing accounts.
•Investment securities decreased $6.9 billion, or 5%, to $132.4 billion primarily due to prepayments and maturities outpacing purchases.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $14.2 billion, or 52%, to $41.5 billion primarily due to a decrease in loans and higher borrowed funds, partially offset by lower deposits.
•Total deposits decreased $12.7 billion, or 3%, to $423.6 billion as a result of lower consumer and commercial deposits, reflecting the impact of economic pressures and continued elevated levels of consumer spending. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposit products as interest rates have risen.
•Borrowed funds increased $7.5 billion, or 13%, to $66.2 billion due to parent company senior debt issuances and higher FHLB borrowings.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.
The PNC Financial Services Group, Inc. – Form 10-Q 3

Credit Quality Highlights
The third quarter of 2023 reflected strong credit quality performance.
•At September 30, 2023 compared to December 31, 2022:
•Overall loan delinquencies of $1.3 billion decreased $203 million, or 14%, driven by lower commercial and consumer loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion at both September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality. ACL to total loans was 1.70% and 1.67% at September 30, 2023 and December 31, 2022, respectively.
•Nonperforming assets increased $139 million, or 7%, to $2.2 billion, driven by higher commercial real estate nonperforming loans.
•Net charge-offs of $121 million, or 0.15% of average loans, in the third quarter of 2023 decreased $73 million compared to the second quarter of 2023 primarily reflecting lower commercial real estate net loan charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $42.2 billion at September 30, 2023, increased $2.2 billion, or 5%, compared to December 31, 2022 due to the benefit of net income, partially offset by common dividends paid, common share repurchases and a decline in AOCI.
•In the third quarter of 2023, PNC returned $0.6 billion of capital to shareholders through dividends on common shares.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at September 30, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity was paused in the third quarter of 2023 and is expected to remain paused during the fourth quarter of 2023. PNC continues to evaluate the potential impact of the proposed rules and may resume share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.
•On October 2, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share. The dividend, with a payment date of November 5, 2023, will be payable the next business day.
•Our CET1 ratio increased to 9.8% at September 30, 2023 from 9.1% at December 31, 2022.
•PNC elected a five-year transition provision effective March 31, 2020 to delay through December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 9.7% at September 30, 2023 compared to 8.9% at December 31, 2022.
•PNC’s average LCR for the three months ended September 30, 2023 was 107% and exceeded the regulatory minimum requirement throughout the quarter.

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

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account the potential impact of legal and regulatory contingencies. These statements are based on our views that:
•Economic growth accelerated in the first half of 2023, but ongoing Federal Reserve monetary policy tightening to slow inflation is weighing on interest-rate sensitive industries. Sectors where interest rates play an outsized role, such as business

4    The PNC Financial Services Group, Inc. – Form 10-Q

investment and consumer spending on durable goods, will contract in 2024.
•PNC’s baseline outlook is for a mild recession starting in mid-2024, with a small contraction in real GDP of less than 1%, lasting into late 2024. The unemployment rate will increase through the rest of 2023 and throughout 2024, peaking at close to 5% in early 2025. Inflation will slow with weaker demand, moving back to the Federal Reserve’s 2% objective by the second half of 2024.
•PNC expects the federal funds rate to remain unchanged in the near term, between 5.25% and 5.50% through mid-2024, with federal funds rate cuts starting in the third quarter of 2024 in response to the recession.

For the fourth quarter of 2023, compared to the third quarter of 2023, we expect:
•Average loans to be up approximately 3%,
•Net interest income to be down 1% to 2%,
•Fee income to be up approximately 1%,
•Other noninterest income, excluding net securities gains and Visa activity, to be $150 million to $200 million,
•Noninterest expense to be up 8% to 9%,
•Core noninterest expense to be up 3% to 4%, excluding charges related to the workforce reduction of approximately $150 million in the fourth quarter of 2023, and
•Net loan charge-offs to be $200 million to $250 million.

Noninterest expense and core noninterest expense guidance does not contemplate the FDIC special assessment related to recovering the cost of the closures of Silicon Valley Bank and Signature Bank. See the Statistical Information (Unaudited) – Reconciliation of Core Noninterest Expense Guidance (non-GAAP) section of this Report.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures except for the impact of the workforce reduction charges to noninterest expense. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

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
CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.6 billion, or $3.60 per diluted common share, for the third quarter of 2023 increased $70 million, or 5%, compared to $1.5 billion, or $3.36 per diluted common share, for the second quarter of 2023 primarily due to lower expenses and higher noninterest income, partially offset by a decline in net interest income. Net income of $4.8 billion, or $10.94 per diluted common share for the first nine months of 2023 increased $199 million, or 4%, compared to $4.6 billion, or $10.39 per diluted common share for the same period in 2022 as a result of higher net interest income, partially offset by a higher provision for credit losses, lower noninterest income and increased expenses.

The PNC Financial Services Group, Inc. – Form 10-Q 5

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	September 30, 2023			June 30, 2023
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$139,663	2.57%	$898	$141,038	2.52%	$889
Loans	319,504	5.75%	4,673	324,534	5.57%	4,554
Interest-earning deposits with banks	38,352	5.44%	522	31,433	5.10%	400
Other	8,777	6.66%	146	9,215	5.96%	138
Total interest-earning assets/interest income	$506,296	4.87%	6,239	$506,220	4.70%	5,981
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$314,555	2.26%	1,792	$312,559	1.96%	1,531
Borrowed funds	67,465	5.77%	993	65,692	5.44%	903
Total interest-bearing liabilities/interest expense	$382,020	2.86%	2,785	$378,251	2.56%	2,434
Net interest margin/income (non-GAAP)		2.71%	3,454		2.79%	3,547
Taxable-equivalent adjustments			(36)			(37)
Net interest income (GAAP)			$3,418			$3,510

	September 30, 2023			September 30, 2022
Nine months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$141,350	2.52%	$2,678	$135,215	1.88%	$1,904
Loans	323,166	5.54%	13,517	302,921	3.50%	7,997
Interest-earning deposits with banks	34,629	5.05%	1,312	44,641	0.87%	292
Other	8,933	6.12%	410	9,637	2.92%	210
Total interest-earning assets/interest income	$508,078	4.68%	17,917	$492,414	2.80%	10,403
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$314,055	1.96%	4,614	$298,232	0.20%	455
Borrowed funds	65,392	5.41%	2,679	36,794	1.95%	542
Total interest-bearing liabilities/interest expense	$379,447	2.54%	7,293	$335,026	0.39%	997
Net interest margin/income (non-GAAP)		2.78%	10,624		2.54%	9,406
Taxable-equivalent adjustments			(111)			(76)
Net interest income (GAAP)			$10,513			$9,330
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

Net interest income decreased $92 million, or 3%, for the third quarter of 2023 compared to the second quarter of 2023 as higher yields on interest-earning assets were more than offset by increased funding costs. Net interest income increased $1.2 billion, or 13%, for the first nine months of 2023 compared to the same period in 2022 as a result of higher interest-earning asset yields and balances, partially offset by higher funding costs. Net interest margin decreased 8 basis points compared to the second quarter of 2023 as higher yields on interest-earning assets were more than offset by increased funding costs. Net interest margin increased 24 basis points in the year-to-date comparison, reflecting the benefit of higher yields on interest-earning assets.

Average investment securities for the third quarter of 2023 decreased $1.3 billion, or 1%, compared to the second quarter of 2023 as limited purchase activity during the quarter was more than offset by portfolio paydowns and maturities. Average investment securities

6    The PNC Financial Services Group, Inc. – Form 10-Q

increased $6.1 billion, or 5%, in the year-to-date comparison, reflecting net securities purchases, primarily of agency residential mortgage-backed securities. Average investment securities represented 28% of average interest-earning assets for both the third and second quarters of 2023, and 28% for the first nine months of 2023 compared to 27% for the first nine months of 2022.

Average loans for the third quarter of 2023 decreased $5.0 billion, or 2%, compared to the second quarter of 2023 primarily due to lower commercial loans, partially offset by an increase in consumer loans. Average loans increased $20.2 billion, or 7%, in the year-to-date comparison, reflecting growth in both commercial and consumer loans. Average loans represented 63% of average interest-earning assets for the third quarter of 2023 compared to 64% for the second quarter of 2023, and 64% for the first nine months of 2023 compared to 62% for the first nine months of 2022.

Average interest-earning deposits with banks for the third quarter of 2023 increased $6.9 billion, or 22%, compared to the second quarter of 2023 primarily due to lower loan balances. In the year-to-date comparison, average interest-earning deposits with banks decreased $10.0 billion, or 22%, primarily due to higher loan balances and lower deposits, partially offset by higher borrowed funds.

Average interest-bearing deposits for the third quarter of 2023 increased $2.0 billion, or 1%, compared to the second quarter of 2023. Average interest-bearing deposits for the first nine months of 2023 increased $15.8 billion, or 5%, compared to the same period in 2022. The increase in both comparisons reflected a continued shift from noninterest-bearing to interest-bearing deposits as deposit rates have risen. In total, average interest-bearing deposits represented 82% of average interest-bearing liabilities for the third quarter of 2023 compared to 83% for the second quarter of 2023, and 83% for the first nine months of 2023 compared to 89% for the first nine months of 2022.

Average borrowed funds increased $1.8 billion, or 3%, compared to the second quarter of 2023 primarily due to parent company senior debt issuances near the end of the second quarter. Average borrowed funds increased $28.6 billion, or 78%, in the year-to-date comparison due to higher FHLB borrowings and parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2023	2023	$	%	2023	2022	$	%
Noninterest income
Asset management and brokerage	$348	$348		—	$1,052	$1,099	$(47)	(4)%
Capital markets and advisory	168	213	$(45)	(21)%	643	960	(317)	(33)%
Card and cash management	689	697	(8)	(1)%	2,045	1,962	83	4%
Lending and deposit services	315	298	17	6%	919	838	81	10%
Residential and commercial mortgage	201	98	103	105%	476	463	13	3%
Other	94	129	(35)	(27)%	481	705	(224)	(32)%
Total noninterest income	$1,815	$1,783	$32	2%	$5,616	$6,027	$(411)	(7)%

Noninterest income as a percentage of total revenue was 35% for the third quarter of 2023 compared to 34% for the second quarter of 2023, and 35% for the first nine months of 2023 compared to 39% for the same period in 2022.

Asset management and brokerage fees were stable compared to the second quarter of 2023. The decrease in the year-to-date comparison reflected lower client activity. PNC’s discretionary client assets under management of $176 billion at September 30, 2023 were stable compared to June 30, 2023. PNC’s discretionary client assets under management increased $10 billion from $166 billion at September 30, 2022 driven by higher spot equity markets, partially offset by client activity.

Capital markets and advisory fees decreased compared to the second quarter of 2023 driven by lower trading revenue. The decrease in the year-to-date comparison was primarily due to lower merger and acquisition advisory fees and trading revenue.

Card and cash management revenue decreased compared to the second quarter of 2023 as increased treasury management product revenue was more than offset by lower consumer transaction volumes. The increase compared to the first nine months of 2022 was primarily due to higher treasury management product revenue.

Lending and deposit services increased in both the quarterly and year-to-date comparisons, reflecting increased customer activity. In comparison to the first nine months of 2022, the increase was also driven by growth in loan commitment fees.

The PNC Financial Services Group, Inc. – Form 10-Q 7

Residential and commercial mortgage increased compared to the second quarter of 2023, primarily due to a $97 million increase in mortgage servicing rights valuation, net of economic hedge. The increase compared to the first nine months of 2022 was driven by higher residential mortgage banking activities.

Other noninterest income decreased both in the quarterly and year-to-date comparisons. Both comparisons included lower private equity revenue and the impact of negative Visa Class B derivative fair value adjustments related to the extension of anticipated litigation resolution timing. Negative Visa Class B fair value adjustments were $51 million for the third quarter of 2023 compared to $83 million for the second quarter of 2023. The first nine months of 2023 included negative Visa Class B fair value adjustments of $179 million compared to $1 million of positive adjustments for the same period in 2022.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2023	2023	$	%	2023	2022	$	%
Noninterest expense
Personnel	$1,773	$1,846	$(73)	(4)%	$5,445	$5,301	$144	3%
Occupancy	244	244		—	739	745	(6)	(1)%
Equipment	347	349	(2)	(1)%	1,046	1,026	20	2%
Marketing	93	109	(16)	(15)%	276	249	27	11%
Other	788	824	(36)	(4)%	2,432	2,375	57	2%
Total noninterest expense	$3,245	$3,372	$(127)	(4)%	$9,938	$9,696	$242	2%

Noninterest expense decreased compared to the second quarter of 2023, reflecting a continued focus on expense management as expenses were lower or stable across all categories. The increase compared to the first nine months of 2022 was due to higher personnel costs, an increased FDIC assessment rate and higher marketing and equipment costs to support business growth.

See Note 17 Subsequent Events for details regarding our workforce reduction announced in the fourth quarter of 2023.

Effective Income Tax Rate

The effective income tax rate was 15.5% in both the third and second quarters of 2023. The effective income tax rate was 16.1% in the first nine months of 2023 compared to 18.4% for the same period in 2022. The third quarter of 2023 included the favorable impact of certain tax matters.

Provision For (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

	Three months ended			Nine months ended
	September 30	June 30	Change	September 30	September 30	Change
Dollars in millions	2023	2023	$	2023	2022	$
Provision for (recapture of) credit losses
Loans and leases	$153	$189	$(36)	$571	$59	$512
Unfunded lending related commitments	(23)	(9)	(14)	(54)	20	(74)
Investment securities	(10)		(10)	(11)	7	(18)
Other financial assets	9	(34)	43	4	(17)	21
Total provision for (recapture of) credit losses	$129	$146	$(17)	$510	$69	$441

Provision for credit losses of $129 million in the third quarter of 2023 included the impact of our updated economic outlook and portfolio activity. The second quarter of 2023 included a provision for credit losses of $146 million. Provision for credit losses of $510 million for the first nine months of 2023 included the impact of our updated economic outlook and changes in portfolio composition and quality. The first nine months of 2022 included a provision for credit losses of $69 million.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2023	2022	$	%
Assets
Interest-earning deposits with banks	$41,484	$27,320	$14,164	52%
Loans held for sale	923	1,010	(87)	(9)%
Investment securities	132,387	139,334	(6,947)	(5)%
Loans	318,416	326,025	(7,609)	(2)%
Allowance for loan and lease losses	(4,767)	(4,741)	(26)	(1)%
Mortgage servicing rights	4,006	3,423	583	17%
Goodwill	10,987	10,987		—
Other	53,898	53,905	(7)	—
Total assets	$557,334	$557,263	$71	—
Liabilities
Deposits	$423,609	$436,282	$(12,673)	(3)%
Borrowed funds	66,167	58,713	7,454	13%
Allowance for unfunded lending related commitments	640	694	(54)	(8)%
Other	17,437	15,762	1,675	11%
Total liabilities	507,853	511,451	(3,598)	(1)%
Equity
Total shareholders’ equity	49,454	45,774	3,680	8%
Noncontrolling interests	27	38	(11)	(29)%
Total equity	49,481	45,812	3,669	8%
Total liabilities and equity	$557,334	$557,263	$71	—

Our balance sheet was strong and well positioned at September 30, 2023. In comparison to December 31, 2022:
•Total assets were stable.
•Total liabilities decreased primarily due to lower deposits, partially offset by increased borrowed funds.
•Total equity increased due to the benefit of net income and a preferred stock issuance, partially offset by dividends paid, common share repurchases and a decline in AOCI.

The ACL related to loans totaled $5.4 billion at both September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality. See the following for additional information regarding our ACL related to loans:
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
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	September 30	December 31	Change
Dollars in millions	2023	2022	$	%
Commercial
Commercial and industrial	$174,163	$182,219	$(8,056)	(4)%
Commercial real estate	35,776	36,316	(540)	(1)%
Equipment lease financing	6,493	6,514	(21)	—
Total commercial	216,432	225,049	(8,617)	(4)%
Consumer
Residential real estate	47,359	45,889	1,470	3%
Home equity	26,159	25,983	176	1%
Automobile	14,940	14,836	104	1%
Credit card	7,060	7,069	(9)	—
Education	2,020	2,173	(153)	(7)%
Other consumer	4,446	5,026	(580)	(12)%
Total consumer	101,984	100,976	1,008	1%
Total loans	$318,416	$326,025	$(7,609)	(2)%

Commercial loans decreased driven by paydowns outpacing new production and lower utilization of loan commitments.

Consumer loans increased as growth in residential mortgages, home equity and automobile loans were partially offset by declines in the remaining portfolios as paydowns outpaced new originations and draws on existing accounts.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

10    The PNC Financial Services Group, Inc. – Form 10-Q

Investment Securities

Investment securities of $132.4 billion at September 30, 2023 decreased $6.9 billion, or 5%, compared to December 31, 2022, primarily due to prepayments and maturities outpacing purchases.

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
Table 9: Investment Securities (a)

	September 30, 2023		December 31, 2022
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$43,879	$41,156	$45,767	$43,330
Agency residential mortgage-backed	74,567	65,233	77,385	71,073
Non-agency residential mortgage-backed	870	941	973	1,074
Agency commercial mortgage-backed	2,648	2,401	2,693	2,501
Non-agency commercial mortgage-backed (c)	2,438	2,352	2,992	2,883
Asset-backed (d)	7,298	7,215	7,291	7,183
Other (e)	6,087	5,739	6,642	6,394
Total investment securities (f)	$137,787	$125,037	$143,743	$134,438
(a)Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2023 and December 31, 2022.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $98 million at September 30, 2023 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2022 was $149 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at September 30, 2023 was comparable to December 31, 2022 and primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities offset by the passage of time. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 4.3 years and 4.5 years at September 30, 2023 and December 31, 2022, respectively. We estimate that at September 30, 2023 the effective duration of investment securities was 4.2 years for an immediate 50 basis points parallel increase in interest rates and 4.4 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2022 for the effective duration of investment securities were 4.4 years and 4.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.8 years at September 30, 2023 compared to 6.0 years at December 31, 2022.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2023	Years
Agency residential mortgage-backed	7.8
Non-agency residential mortgage-backed	10.1
Agency commercial mortgage-backed	5.1
Non-agency commercial mortgage-backed	1.1
Asset-backed	2.2

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

The PNC Financial Services Group, Inc. – Form 10-Q 11

Funding Sources
Table 11: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2023	2022	$	%
Deposits
Noninterest-bearing	$105,672	$124,486	$(18,814)	(15)%
Interest-bearing
Money market	63,780	64,150	(370)	(1)%
Demand	127,413	126,143	1,270	1%
Savings	99,535	103,033	(3,498)	(3)%
Time deposits	27,209	18,470	8,739	47%
Total interest-bearing deposits	317,937	311,796	6,141	2%
Total deposits	423,609	436,282	(12,673)	(3)%
Borrowed funds
Federal Home Loan Bank borrowings	36,000	32,075	3,925	12%
Senior debt	22,407	16,657	5,750	35%
Subordinated debt	4,728	6,307	(1,579)	(25)%
Other	3,032	3,674	(642)	(17)%
Total borrowed funds	66,167	58,713	7,454	13%
Total funding sources	$489,776	$494,995	$(5,219)	(1)%

Total deposits decreased as a result of lower consumer and commercial deposits, reflecting the impact of economic pressures and continued elevated levels of consumer spending. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposit products as interest rates have risen.

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
Shareholders’ Equity

Total shareholders’ equity was $49.5 billion at September 30, 2023, an increase of $3.7 billion compared to December 31, 2022, as increases related to net income of $4.8 billion and a preferred stock issuance of $1.5 billion were partially offset by dividends paid of $2.1 billion, common share repurchases of $0.5 billion and a decline in AOCI of $0.1 billion.

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

The PNC Financial Services Group, Inc. – Form 10-Q 13

Retail Banking

Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they want to be met — whether in a branch, through digital channels, at an ATM or through our phone-based customer contact centers — while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$7,305	$5,210	$2,095	40%
Noninterest income	2,229	2,218	11	—
Total revenue	9,534	7,428	2,106	28%
Provision for credit losses	266	66	200	*
Noninterest expense	5,707	5,706	1	—
Pretax earnings	3,561	1,656	1,905	115%
Income taxes	834	389	445	114%
Noncontrolling interests	32	45	(13)	(29)%
Earnings	$2,695	$1,222	$1,473	121%
Average Balance Sheet
Loans held for sale	$597	$991	$(394)	(40)%
Loans
Consumer
Residential real estate	$35,225	$33,088	$2,137	6%
Home equity	24,608	22,916	1,692	7%
Automobile	14,966	15,638	(672)	(4)%
Credit card	6,999	6,532	467	7%
Education	2,119	2,422	(303)	(13)%
Other consumer	1,934	2,204	(270)	(12)%
Total consumer	85,851	82,800	3,051	4%
Commercial	11,628	11,176	452	4%
Total loans	$97,479	$93,976	$3,503	4%
Total assets	$114,975	$113,157	$1,818	2%
Deposits
Noninterest-bearing	$59,448	$65,026	$(5,578)	(9)%
Interest-bearing	198,356	200,918	(2,562)	(1)%
Total deposits	$257,804	$265,944	$(8,140)	(3)%
Performance Ratios
Return on average assets	3.13%	1.44%
Noninterest income to total revenue	23%	30%
Efficiency	60%	77%

14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for nine months ended September 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$384	$400	$(16)	(4)%
Card and cash management	$997	$1,003	$(6)	(1)%
Lending and deposit services	$550	$498	$52	10%
Residential and commercial mortgage	$307	$208	$99	48%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$213	$170	$43	25%
Serviced portfolio acquisitions	$34	$50	$(16)	(32)%
MSR asset value (b)	$2.8	$2.1	$0.7	33%
MSR capitalization value (in basis points) (b)	133	122	11	9%
Servicing income: (in millions)
Servicing fees, net (c)	$212	$119	$93	78%
Mortgage servicing rights valuation, net of economic hedge	$42	$(15)	$57	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$5.9	$13.0	$(7.1)	(55)%
Loan sale margin percentage	2.31%	2.13%
Percentage of originations represented by:
Purchase volume (d)	87%	64%
Refinance volume	13%	36%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	66%	64%
Digital consumer customers (f)	77%	78%
Credit-related statistics
Nonperforming assets	$856	$1,027	$(171)	(17)%
Net charge-offs - loans and leases	$335	$327	$8	2%
Other statistics
ATMs	8,476	9,169	(693)	(8)%
Branches (g)	2,303	2,527	(224)	(9)%
Brokerage account client assets (in billions) (h)	$73	$67	$6	9%
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

Retail Banking earnings for the first nine months of 2023 increased $1.5 billion compared to the same period in 2022 primarily due to increased net interest income, partially offset by an increased provision for credit losses.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased primarily due to growth in residential mortgage banking and lending and deposit customer-related activities, partially offset by the impact of negative Visa Class B fair value adjustments compared to the same period in 2022.

Provision for credit losses included the impact of our updated economic outlook and changes in portfolio composition and quality.

Noninterest expense was relatively stable in the comparison.

Retail Banking average total loans increased in the first nine months of 2023 compared to the same period in 2022. Average consumer loans increased driven by higher residential real estate and home equity loans as a result of new volume and draws on existing accounts outpacing liquidations, as well as growth in credit card loans due to new account production and purchase volume increases.
The PNC Financial Services Group, Inc. – Form 10-Q 15

The increase was partially offset by a decline in automobile, education and other consumer loans as paydowns outpaced new originations. Average commercial loans increased due to growth in automobile dealer segment balances, partially offset by forgiveness of PPP loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first nine months of 2023, average total deposits decreased compared to the same period in 2022, reflecting the impact of continued elevated levels of consumer spending and quantitative tightening by the Federal Reserve.

As part of our strategic focus on growing customers and meeting their financial needs, we operate a coast-to-coast network of retail branches, solution centers and ATMs, which are complemented by PNC’s suite of digital capabilities.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$4,214	$3,781	$433	11%
Noninterest income	2,542	2,659	(117)	(4)%
Total revenue	6,756	6,440	316	5%
Provision for credit losses	283	15	268	*
Noninterest expense	2,755	2,661	94	4%
Pretax earnings	3,718	3,764	(46)	(1)%
Income taxes	867	864	3	—
Noncontrolling interests	15	12	3	25%
Earnings	$2,836	$2,888	$(52)	(2)%
Average Balance Sheet
Loans held for sale	$392	$522	$(130)	(25)%
Loans
Commercial
Commercial and industrial	$165,987	$151,971	$14,016	9%
Commercial real estate	34,534	32,938	1,596	5%
Equipment lease financing	6,419	6,168	251	4%
Total commercial	206,940	191,077	15,863	8%
Consumer	6	9	(3)	(33)%
Total loans	$206,946	$191,086	$15,860	8%
Total assets	$232,914	$215,163	$17,751	8%
Deposits
Noninterest-bearing	$52,829	$80,197	$(27,368)	(34)%
Interest-bearing	89,845	68,514	21,331	31%
Total deposits	$142,674	$148,711	$(6,037)	(4)%
Performance Ratios
Return on average assets	1.63%	1.79%
Noninterest income to total revenue	38%	41%
Efficiency	41%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$2,412	$1,958	$454	23%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$57	$62	$(5)	(8)%
Commercial mortgage loan servicing income (d)	126	204	(78)	(38)%
Commercial mortgage servicing rights valuation, net of economic hedge	99	99		—
Total	$282	$365	$(83)	(23)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e)	$282	$282		—
MSR asset value (e)	$1,169	$1,132	$37	3%
Average loans by C&IB business (f)
Corporate Banking	$116,777	$103,055	$13,722	13%
Real Estate	47,407	44,427	2,980	7%
Business Credit	30,230	27,913	2,317	8%
Commercial Banking	8,170	9,500	(1,330)	(14)%
Other	4,362	6,191	(1,829)	(30)%
Total average loans	$206,946	$191,086	$15,860	8%
Credit-related statistics
Nonperforming assets (e)	$1,130	$779	$351	45%
Net charge-offs - loans and leases	$190	$43	$147	*
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

Corporate & Institutional Banking earnings in the first nine months of 2023 decreased $52 million compared to the same period in 2022 driven by higher provision for credit losses, lower noninterest income and increased noninterest expense, partially offset by higher net interest income.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans and lower average deposit balances.

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

Average loans increased compared with the nine months ended September 30, 2022 due to increases in Corporate Banking, Real Estate and Business Credit, partially offset by a decrease in Commercial Banking:
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
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business increased primarily driven by new production, partially offset by lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by lower average utilization of loan commitments, PPP loan forgiveness and paydowns outpacing new production.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased compared to the nine months ended September 30, 2022, reflecting the impact of quantitative tightening by the Federal Reserve and included a continued shift from noninterest-bearing to interest-bearing deposits as deposit rates have risen. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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

Product Revenue
In addition to credit and deposit products for commercial customers, Corporate & Institutional Banking offers other services, including treasury management, capital markets and advisory products and services and commercial mortgage banking activities, for customers of all business segments. On a consolidated basis, the revenue from these other services is included in net interest income and noninterest income, as appropriate. From a business perspective, the majority of the revenue and expense related to these services is reflected in the Corporate & Institutional Banking segment results, and the remainder is reflected in the results of other businesses where the customer relationships exist. The Other Information section in Table 13 includes the consolidated revenue to PNC for treasury management and commercial mortgage banking services. A discussion of the consolidated revenue from these services follows.
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating

18    The PNC Financial Services Group, Inc. – Form 10-Q

deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first nine months of 2022, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower commercial mortgage servicing income driven by higher commercial MSRs amortization.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The decrease in capital markets and advisory fees in the comparison was mostly driven by lower merger and acquisition advisory fees and lower loan syndication fees, partially offset by higher customer-related trading revenue for derivatives, foreign exchange and fixed income.
The PNC Financial Services Group, Inc. – Form 10-Q 19

Asset Management Group

The Asset Management Group strives to be a leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to affluent individuals and institutions by endeavoring to proactively deliver value-added ideas, solutions and exceptional service. Asset Management Group’s priorities are to serve our clients’ financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.

Table 14: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$391	$456	$(65)	(14)%
Noninterest income	681	713	(32)	(4)%
Total revenue	1,072	1,169	(97)	(8)%
Provision for (recapture of) credit losses	(5)	11	(16)	*
Noninterest expense	831	795	36	5%
Pretax earnings	246	363	(117)	(32)%
Income taxes	58	85	(27)	(32)%
Earnings	$188	$278	$(90)	(32)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$9,932	$7,756	$2,176	28%
Other consumer	4,040	4,605	(565)	(12)%
Total consumer	13,972	12,361	1,611	13%
Commercial	1,188	1,577	(389)	(25)%
Total loans	$15,160	$13,938	$1,222	9%
Total assets	$15,578	$14,360	$1,218	8%
Deposits
Noninterest-bearing	$1,796	$2,852	$(1,056)	(37)%
Interest-bearing	25,742	28,564	(2,822)	(10)%
Total deposits	$27,538	$31,416	$(3,878)	(12)%
Performance Ratios
Return on average assets	1.61%	2.59%
Noninterest income to total revenue	64%	61%
Efficiency	78%	68%
Supplemental Noninterest Income Information
Asset management fees	$663	$693	$(30)	(4)%
Brokerage fees	6	6		—
Total	$669	$699	$(30)	(4)%
Other Information
Nonperforming assets (a)	$39	$95	$(56)	(59)%
Net charge-offs (recoveries) - loans and leases	$(2)	$(1)	$(1)	*
Brokerage account client assets (in billions) (a)	$5	$4	$1	25%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management	$176	$166	$10	6%
Nondiscretionary client assets under administration	170	148	22	15%
Total	$346	$314	$32	10%
Discretionary client assets under management
PNC Private Bank	$109	$99	$10	10%
Institutional Asset Management	67	67		—
Total	$176	$166	$10	6%
*- Not Meaningful
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

Asset Management Group earnings in the first nine months of 2023 decreased $90 million compared to the same period in 2022, primarily driven by lower net interest income, higher noninterest expense and a decrease in noninterest income.

Net interest income decreased in the comparison due to a decline in average deposits as well as narrower interest rate spreads on the value of loans.

Noninterest income decreased in the comparison driven by lower asset management fees due to the impact of client activity.

Noninterest expense increased in the comparison, reflecting continued investments to support business growth.

Average loans increased compared with the nine months ended September 30, 2022, driven by growth in residential real estate lending, partially offset by a decrease in security based lending lines of credit.

Average deposits decreased in the comparison due to competitive pricing pressures as clients continue to seek higher yielding returns, including deploying funds into discretionary client assets under management.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher equity markets as of September 30, 2023.

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
Table 15: Details of Loans
In billions
The PNC Financial Services Group, Inc. – Form 10-Q 21

We use several credit quality indicators, as further detailed in Note 3 Loans and Related Allowance for Credit Losses, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 56% of our total loan portfolio at September 30, 2023 and December 31, 2022, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment for a loan should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	September 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$29,163	17%	$30,845	17%
Retail/wholesale trade	28,284	16	29,176	16
Financial services	22,770	13	21,320	12
Service providers	21,680	12	23,548	13
Real estate related (a)	16,182	9	17,780	10
Technology, media & telecommunications	10,989	6	11,845	7
Health care	10,092	6	10,649	6
Transportation and warehousing	7,891	5	7,858	4
Other industries	27,112	16	29,198	15
Total commercial and industrial loans	$174,163	100%	$182,219	100%
(a)    Represents loans to customers in the real estate and construction industries.

Commercial Real Estate
Commercial real estate loans comprised $21.4 billion related to commercial mortgages on income-producing properties, $6.3 billion of real estate construction project loans and $8.1 billion of intermediate-term financing loans as of September 30, 2023. Comparable amounts as of December 31, 2022 were $22.3 billion, $6.4 billion and $7.6 billion, respectively.
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

22    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,199	17%	$6,224	17%
Florida	3,710	10	3,275	9
Texas	3,705	10	3,871	11
Pennsylvania	1,702	5	1,638	5
Virginia	1,573	4	1,638	5
Maryland	1,401	4	1,496	4
Illinois	1,256	4	1,321	4
Colorado	1,218	3	1,336	4
Ohio	1,176	3	1,236	3
Arizona	1,171	3	1,040	3
Other	12,665	37	13,241	35
Total commercial real estate loans	$35,776	100%	$36,316	100%
Property Type (a)
Multifamily	$15,336	43%	$13,738	38%
Office	8,569	24	9,123	25
Industrial/warehouse	3,984	11	4,035	11
Retail	2,604	7	2,855	8
Hotel/motel	1,796	5	1,896	5
Seniors housing	1,765	5	2,228	6
Mixed use	381	1	701	2
Other	1,341	4	1,740	5
Total commercial real estate loans	$35,776	100%	$36,316	100%
(a)    Presented in descending order based on loan balances at September 30, 2023.

As remote work continues to be a feasible alternative and notable portions of available space remain underutilized, real estate related to the office sector is an area of continuing uncertainty. We continue to closely monitor and manage our office portfolio for elevated levels of credit risk given the ongoing shift in office demand.

At September 30, 2023, our outstanding loan balances in the office portfolio totaled $8.6 billion, or 2.7% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Nonperforming loans within the office portfolio totaled 7.7% and criticized loans within the office portfolio totaled 23.2%. At September 30, 2023, there were no office loans outstanding that were 30 or more days delinquent outside of the nonperforming category. As of September 30, 2023, we have established reserves of 8.5% against office loans.

Our office portfolio is well diversified geographically across our coast-to-coast franchise. From a tenancy category perspective, 59% of this portfolio represents multi-tenant properties at September 30, 2023, which is an area where we have noted increased stress. The remaining 41% of the portfolio is primarily comprised of single-tenant, government tenant and medical office tenant properties.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2023 and December 31, 2022.

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

The PNC Financial Services Group, Inc. – Form 10-Q 23

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	September 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,660	42%	$18,609	41%
Texas	4,070	9	4,194	9
Washington	3,408	7	3,009	7
Florida	3,369	7	3,360	7
New Jersey	1,919	4	1,925	4
New York	1,557	3	1,558	3
Arizona	1,443	3	1,436	3
Pennsylvania	1,219	3	1,188	3
Colorado	1,199	3	1,192	3
Virginia	987	2	960	2
Other	8,528	17	8,458	18
Total residential real estate loans	$47,359	100%	$45,889	100%
	September 30, 2023		December 31, 2022
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		770
LTV of loan originations		73%		71%
(a)Presented in descending order based on loan balances at September 30, 2023.
(b)Weighted-averages calculated for the twelve months ended September 30, 2023 and December 31, 2022, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $42.2 billion at September 30, 2023, with 45% located in California. Comparable amounts at December 31, 2022 were $40.6 billion and 44%, respectively.

Home Equity
Home equity loans comprised $20.4 billion of home equity lines of credit and $5.8 billion of closed-end home equity installment loans at September 30, 2023. Comparable amounts were $19.5 billion and $6.5 billion as of December 31, 2022, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, legacy brokered home equity loans, home equity lines of credit or legacy brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	September 30, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,807	18%	$5,051	19%
New Jersey	3,207	12	3,266	13
Ohio	2,272	9	2,352	9
Florida	2,202	8	2,082	8
California	1,513	6	1,247	5
Maryland	1,238	5	1,254	5
Michigan	1,225	5	1,263	5
Texas	1,208	5	1,144	4
Illinois	1,083	4	1,126	4
North Carolina	1,005	4	995	4
Other	6,399	24	6,203	24
Total home equity loans	$26,159	100%	$25,983	100%
Lien type
1st lien		53%		58%
2nd lien		47		42
Total		100%		100%
Weighted-average loan origination statistics (b)	September 30, 2023		December 31, 2022
Loan origination FICO score		772		774
LTV of loan originations		65%		67%
(a)Presented in descending order based on loan balances at September 30, 2023.
(b)Weighted-averages calculated for the twelve months ended September 30, 2023 and December 31, 2022, respectively.

Automobile
Auto loans comprised $13.8 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of September 30, 2023. Comparable amounts as of December 31, 2022 were $13.7 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through franchised dealers, including from expansion into new markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	September 30, 2023	December 31, 2022
Weighted-average loan origination FICO score (a) (b)
Indirect auto	784	784
Direct auto	782	776
Weighted-average term of loan originations - in months (a)
Indirect auto	73	73
Direct auto	64	63
(a)Weighted-averages calculated for the twelve months ended September 30, 2023 and December 31, 2022, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At September 30, 2023, the portfolio balance was composed of 46% new vehicle loans and 54% used vehicle loans. Comparable amounts at December 31, 2022 were 50% and 50%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	September 30, 2023	December 31, 2022	Change
Dollars in millions			$	%
Nonperforming loans (a)
Commercial	$1,211	$858	$353	41%
Consumer (b)	912	1,127	(215)	(19)%
Total nonperforming loans	2,123	1,985	138	7%
OREO and foreclosed assets	35	34	1	3%
Total nonperforming assets	$2,158	$2,019	$139	7%
Nonperforming loans to total loans	0.67%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.68%	0.62%
Nonperforming assets to total assets	0.39%	0.36%
Allowance for loan and lease losses to nonperforming loans	225%	239%
Allowance for credit losses to nonperforming loans (c)	255%	274%
(a)In connection with the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, nonperforming loans as of September 30, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of Note 3 Loans and Related Allowance for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2023 and 2022:

Table 22: Change in Nonperforming Assets

In millions	2023	2022
January 1	$2,019	$2,506
New nonperforming assets	1,503	1,177
Charge-offs and valuation adjustments	(348)	(196)
Principal activity, including paydowns and payoffs	(581)	(729)
Asset sales and transfers to loans held for sale	(65)	(30)
Returned to performing status	(370)	(627)
September 30	$2,158	$2,101

As of September 30, 2023, approximately 98% of total nonperforming loans were secured by collateral.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from elevated inflation levels, industry specific risks, higher interest rates, declining consumer savings and deposit balances, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers. The CARES Act credit reporting rules expired in the third quarter of 2023 and as such,

26    The PNC Financial Services Group, Inc. – Form 10-Q

delinquency status at September 30, 2023 is being reported for all loans based on the contractual terms of the loan. Amounts as of December 31, 2022 continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans modified due to pandemic-related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30 2023	December 31 2022	Change		September 30 2023	December 31 2022
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$607	$747	$(140)	(19)%	0.19%	0.23%
Accruing loans past due 60 to 89 days	253	261	(8)	(3)%	0.08%	0.08%
Total early stage loan delinquencies	860	1,008	(148)	(15)%	0.27%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	427	482	(55)	(11)%	0.13%	0.15%
Total accruing loans past due	$1,287	$1,490	$(203)	(14)%	0.40%	0.46%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both September 30, 2023 and December 31, 2022.

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

Allowance for Credit Losses
Our determination of the ACL is based on historical loss and performance experience, current economic conditions, reasonable and supportable forecasts of future economic conditions and other relevant factors, including current borrower and/or transaction characteristics. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments and determine this allowance based on assessments of the remaining estimated contractual term as of the balance sheet date.

See Note 1 Accounting Policies for additional discussion of our ACL, including details of our methodologies. Also see the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of September 30, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	September 30, 2023			December 31, 2022
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,843	$174,163	1.06%	$1,957	$182,219	1.07%
Commercial real estate	1,270	35,776	3.55%	1,047	36,316	2.88%
Equipment lease financing	109	6,493	1.68%	110	6,514	1.69%
Total commercial	3,222	216,432	1.49%	3,114	225,049	1.38%
Consumer
Residential real estate	62	47,359	0.13%	92	45,889	0.20%
Home equity	288	26,159	1.10%	274	25,983	1.05%
Automobile	169	14,940	1.13%	226	14,836	1.52%
Credit card	762	7,060	10.79%	748	7,069	10.58%
Education	56	2,020	2.77%	63	2,173	2.90%
Other consumer	208	4,446	4.68%	224	5,026	4.46%
Total consumer	1,545	101,984	1.51%	1,627	100,976	1.61%
Total	4,767	$318,416	1.50%	4,741	$326,025	1.45%
Allowance for unfunded lending related commitments	640			694
Allowance for credit losses	$5,407			$5,435
Allowance for credit losses to total loans			1.70%			1.67%
Commercial			1.73%			1.66%
Consumer			1.62%			1.69%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $131 million and $176 million at September 30, 2023 and December 31, 2022, respectively.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2023
Commercial
Commercial and industrial	$192	$98	$94	0.07%
Commercial real estate	124	4	120	0.45%
Equipment lease financing	11	8	3	0.06%
Total commercial	327	110	217	0.13%
Consumer
Residential real estate	6	10	(4)	(0.01)%
Home equity	15	36	(21)	(0.11)%
Automobile	91	77	14	0.12%
Credit card	232	32	200	3.82%
Education	13	5	8	0.50%
Other consumer	124	28	96	2.73%
Total consumer	481	188	293	0.39%
Total	$808	$298	$510	0.21%
2022
Commercial
Commercial and industrial	$136	$68	$68	0.06%
Commercial real estate	22	3	19	0.07%
Equipment lease financing	4	7	(3)	(0.07)%
Total commercial	162	78	84	0.05%
Consumer
Residential real estate	9	15	(6)	(0.02)%
Home equity	9	58	(49)	(0.27)%
Automobile	118	100	18	0.15%
Credit card	194	43	151	3.09%
Education	12	4	8	0.44%
Other consumer	164	31	133	3.20%
Total consumer	506	251	255	0.35%
Total	$668	$329	$339	0.15%

Total net charge-offs increased $171 million, or 50%, for the first nine months of 2023 compared to the same period in 2022. The increase in the comparison was attributable to higher net charge-offs in both our commercial and consumer portfolios.

See Note 1 Accounting Policies in our 2022 Form 10-K and Note 3 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Liquidity risk, including our liquidity monitoring measures and tools, is described in further detail in the Liquidity and Capital Management section of our 2022 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2023. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR on an ongoing basis and are required to maintain a regulatory minimum of 100%. The NSFR for each of PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 29

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2022 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $423.6 billion at September 30, 2023 from $436.3 billion at December 31, 2022, and included a continued shift from noninterest-bearing to interest-bearing deposit products, as interest rates have risen. As of September 30, 2023, uninsured deposits represented approximately 46% of our total deposit base. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.

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

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2023
January 1	$23.0
Issuances	7.0
Calls and maturities	(2.3)
Other	(0.6)
September 30	$27.1

Additionally, certain liquid assets and unused borrowing capacity from a number of sources are also available to manage our liquidity position. The following table summarizes our contingent liquidity from on-balance sheet and off-balance sheet funding sources:
Table 27: Contingent Liquidity Sources

In billions	September 30, 2023	December 31, 2022
Cash balance with Federal Reserve Bank	$41.1	$26.9
Available investment securities (a)	97.4	109.8
Unused borrowing capacity from FHLB and Federal Reserve Bank	84.4	67.2
Total available contingent liquidity	$222.9	$203.9
(a) Available investment securities represents the fair value of investment securities that are available for sale or that can be used for pledging or to secure other sources of funding.
Bank Liquidity
Under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2023, PNC Bank’s remaining capacity to issue under the program was $33.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2023, there were no issuances outstanding under this program.

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

30    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2023, available parent company liquidity totaled $17.4 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.1 billion at September 30, 2023. See Note 20 Regulatory Matters in our 2022 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2023, there were no issuances outstanding under this program.
The following table details parent company note issuances in the third quarter of 2023:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
August 18, 2023	$750 million	$750 million of senior fixed-to-floating notes with a maturity date of August 18, 2034. Interest is payable semi-annually in arrears at a fixed rate of 5.939% per annum, on February 18 and August 18 of each year, beginning on February 18, 2024. Beginning on August 18, 2033, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.946%, on November 18, 2033, February 18, 2034, May 18, 2034 and at the maturity date.

Parent company senior and subordinated debt outstanding totaled $19.6 billion and $13.1 billion at September 30, 2023 and December 31, 2022, respectively.

See Note 17 Subsequent Events for details on the parent company’s issuances of $1.25 billion of its 6.615% senior fixed-to-floating rate notes that mature on October 27, 2023 and $2.25 billion of its 6.875% senior fixed-to-floating rate notes that mature on October 20, 2034.

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
The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table presents credit ratings and outlook for PNC:
Table 29: Credit Ratings and Outlook

September 30, 2023
	Moody’s (a)	Standard & Poor’s	Fitch
Parent Company
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1
PNC
Agency rating outlook	Negative	Stable	Stable
(a)On August 7, 2023, the Moody's rating outlook on PNC's long-term issuer rating, long-term local currency bank deposits and senior unsecured local currency notes was changed to negative from stable, reflecting the current pressures on the U.S. banking sector.

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

See Note 17 Subsequent Events for details on the redemption of $1.0 billion of Series O preferred stock on November 1, 2023.

In the third quarter of 2023, PNC returned $0.6 billion of capital to shareholders through dividends on common shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels (the regulatory minimum (4.5%) plus our SCB), our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at September 30, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity was paused in the third quarter of 2023 and is expected to remain paused during the fourth quarter of 2023. PNC continues to evaluate the potential impact of the proposed rules and may resume share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

On October 2, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share. The dividend, with a payment date of November 5, 2023, will be payable the next business day.

32    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

	September 30, 2023
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,694)	$(3,694)
Retained earnings	56,652	56,170
Goodwill, net of associated deferred tax liabilities	(10,754)	(10,754)
Other disallowed intangibles, net of deferred tax liabilities	(329)	(329)
Other adjustments/(deductions)	(99)	(101)
Common equity Tier 1 capital (c)	41,776	41,292
Additional Tier 1 capital
Preferred stock plus related surplus	7,239	7,239
Tier 1 capital	49,015	48,531
Additional Tier 2 capital
Qualifying subordinated debt	2,971	2,971
Eligible credit reserves includable in Tier 2 capital	4,800	5,277
Total Basel III capital	$56,786	$56,779
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$425,131	$425,323
Average quarterly adjusted total assets	$549,724	$549,239
Supplementary leverage exposure (e)	$648,959	$648,958
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.8%	9.7%
Tier 1	11.5%	11.4%
Total	13.4%	13.3%
Leverage (g)	8.9%	8.8%
Supplementary leverage ratio (e)	7.6%	7.5%
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
At September 30, 2023, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

The PNC Financial Services Group, Inc. – Form 10-Q 33

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our September 30, 2023 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts on us in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 20 Regulatory Matters in our 2022 Form 10-K.

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
Sensitivity results and market interest rate benchmarks for the third quarters of 2023 and 2022 follow:

Table 31: Interest Sensitivity Analysis

	Third Quarter 2023	Third Quarter 2022
Net Interest Income Sensitivity Simulation
Effect on net interest income in first year from gradual parallel interest rate change over the following 12 months of:
100 basis point increase	(0.4)%	2.5%
100 basis point decrease	0.3%	(2.5)%
Effect on net interest income in second year from gradual parallel interest rate change over the preceding 12 months of:
100 basis point increase	(0.3)%	4.5%
100 basis point decrease	0.1%	(4.8)%
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
Table 32: Net Interest Income Sensitivity to Alternative Rate Scenarios

	September 30, 2023
	PNC Economist	Market Forward	Slope Flattening
First year sensitivity	0.6%	1.3%	(0.4)%
Second year sensitivity	4.5%	3.3%	(2.5)%

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

34    The PNC Financial Services Group, Inc. – Form 10-Q

The following graph presents the SOFR curves for the base rate scenario and each of the alternate scenarios one year forward:
Table 33: Alternate Interest Rate Scenarios: One Year Forward

The third quarter 2023 interest sensitivity analyses indicate that our Consolidated Balance Sheet is positioned to benefit from an increase in interest rates over the longer term and an upward sloping interest rate yield curve. We believe that we have the deposit funding base and balance sheet flexibility to adjust, where appropriate and permissible, to changing interest rates and market conditions.

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

Customer-related trading revenue was $118 million for the nine months ended September 30, 2023, compared to $291 million for the nine months ended September 30, 2022. The decrease was mainly due to higher funding costs on the trading positions inventory and lower derivative client sales revenues, partially offset by improved foreign exchange client revenues.
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
The PNC Financial Services Group, Inc. – Form 10-Q 35

A summary of our equity investments follows:
Table 34: Equity Investments Summary

	September 30 2023	December 31 2022	Change
Dollars in millions			$	%
Tax credit investments	$4,159	$4,308	$(149)	(3)%
Private equity and other	3,887	4,129	(242)	(6)%
Total	$8,046	$8,437	$(391)	(5)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.5 billion at both September 30, 2023 and December 31, 2022, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 5 Loan Sale and Servicing Activities and Variable Interest Entities in our 2022 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $1.9 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $1.7 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation. Based upon the September 30, 2023 per share closing price of $230.01 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.3 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 15 Fair Value and Note 21 Legal Proceedings in our 2022 Form 10-K and Note 13 Legal Proceedings in this Report for additional information regarding our Visa agreements, and Visa’s proposed amendments to its Certificate of Incorporation to institute, if approved by stockholders, an exchange offer program that would release transfer restrictions on portions of the Visa Class B common shares. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $17 million for the nine months ended September 30, 2023 and $26 million for the nine months ended September 30, 2022.

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

36    The PNC Financial Services Group, Inc. – Form 10-Q

RECENT REGULATORY DEVELOPMENTS

Long-Term Debt Requirements
In August 2023, the federal banking agencies proposed rules that would require Category II, III, and IV bank holding companies under the Federal Reserve’s Enhanced Prudential Standards to issue and maintain minimum amounts of long-term debt that satisfies certain requirements. Under the proposal, insured depository institutions of such bank holding companies would also be required to issue and maintain long-term debt internally to a company that consolidates the insured depository institution, which in turn would be required to purchase that long-term debt. Additionally, Category II, III, and IV bank holding companies would be subject to “clean holding company” requirements, which would prohibit such companies from entering into certain financial arrangements and cap liabilities that are not long-term debt and rank at either the same priority as or junior to eligible external long-term debt. PNC, as a Category III holding company, and PNC Bank would be subject to the rules and would have a three-year phase-in period after any final rule to achieve compliance with the long-term debt requirements. If the rules were finalized in their current form, we would expect to achieve compliance through normal course funding.

Resolution Plan Requirements
In August 2023, the FDIC proposed changes to its rule requiring certain insured depository institutions, including PNC Bank, to periodically submit a resolution plan that, in the event of a hypothetical failure, should enable the FDIC to resolve the bank under the Federal Deposit Insurance Act. Under the proposed rule, banks with $100 billion or more in assets, such as PNC Bank, would be required to submit full resolution plans on a two-year cycle with an interim informational supplement and FDIC supervisory activities and capabilities testing between full submissions. The proposed rule would significantly expand the required content elements and add virtual data room and valuation capabilities as significant components of the resolution planning process. The proposal would divide banks with $100 billion or more in assets into two future groups, with one group of banks required to submit their first full resolution plan under the new rule at least 270 days after the effective date of the final rule, and the other submitting full plans the following year.

The Federal Reserve and FDIC also proposed new guidance for holding company resolution plans submitted by triennial full filers, such as PNC, under section 165(d) of the Dodd-Frank Act and the implementing regulations. The proposed guidance bifurcates each area of requirements into separate sections for single point of entry and multiple point of entry resolution strategies, generally applying—to the extent relevant to each resolution strategy—the expectations from the 2019 resolution plan guidance applicable to U.S. GSIBs. Firms like PNC with a multiple point of entry resolution strategy would be required to incorporate more severe plan assumptions and include new required plan content, operational capabilities, legal entity rationalization, and separability options, among other requirements. PNC’s next 165(d) resolution plan is due July 1, 2024, unless the Federal Reserve and FDIC provide an extension.

Other Regulatory Developments
On October 19, 2023, the CFPB proposed for public comment a rule to implement Section 1033 of the Dodd-Frank Act, which requires certain entities, including PNC and PNC Bank, to, upon request, make available to a consumer information in the entity’s control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the proposed rule would require data providers holding a consumer account, such as PNC Bank, to establish a developer interface satisfying certain security and other standards, accept requests for specific types of data covered by the rule through the developer interface and, in response to such a request, make that data available in electronic form to consumers and authorized third parties, including data aggregators. Data providers could not charge consumers or third parties fees for processing these requests. The proposed rule would also place data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include PNC and PNC Bank when acting in certain capacities. The rule would also require third parties to limit their collection, use, and retention of the data received to only that reasonably necessary to provide the consumer’s requested product or service. The rule would be effective for PNC and PNC Bank six months after publication of the final rule.

On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the Community Reinvestment Act (CRA), which requires the agencies to assess a bank’s record of meeting the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. We expect the rule will increase PNC Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA framework, which factors into the ability of banks to expand and engage in new activities.

On October 25, 2023, the Federal Reserve proposed revisions to the three components of the interchange fee cap for a debit card transaction received by a debit card issuer that does not qualify for a statutory exemption, such as PNC Bank. Under the proposed rule, the base component would decrease from 21.0 to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4.0 basis points (multiplied by the value of the transaction) and for a debit card issuer that meets certain fraud-prevention standards, the fraud-prevention adjustment component would increase from 1.0 cents to 1.3 cents. The proposed rule would also codify an approach to update the three components every other year. The final rule would take effect on the first day of the next calendar quarter that begins at least 60 days after the rule is published.

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

Allowance for Credit Losses

We maintain the ACL at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining estimated contractual term of the assets or exposures, taking into consideration expected prepayments and estimated recoveries. Our determination of the ACL is based on historical loss and performance experience, as well as current borrower and transaction characteristics including collateral type and quality, current economic conditions, reasonable and supportable forecasts of future economic conditions and other relevant factors. We use methods sensitive to changes in economic conditions to interpret these factors and to estimate expected credit losses. We evaluate and, when appropriate, enhance the quality of our data and models and other methods used to estimate the ACL on an ongoing basis. We incorporate qualitative factors in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. The major drivers of ACL estimates include, but are not limited to:
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
•Portfolio composition: Changes to portfolio volume and mix could materially affect our estimates, as CECL reserves would be recognized upon origination or acquisition and derecognized upon paydown, maturity or sale.

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

Reasonable and Supportable Economic Forecast
Pursuant to the CECL standard, we are required to consider reasonable and supportable forecasts in estimating expected credit losses. For this purpose, we have established a framework that includes a three-year forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes. Credit losses estimated in our reasonable and supportable forecast period are sensitive to the shape and severity of the scenarios used and weights assigned to them.

To generate the four economic forecast scenarios, we use a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment to forecast the distribution of economic outcomes over the reasonable and supportable forecast period. Each scenario is then given an associated probability (weight) to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans, securities and other financial assets. Each quarter, the scenarios are presented to RAC for approval, and the committee also approves CECL scenario weights for use during the current reporting period.

The scenarios used for the period ended September 30, 2023 consider, among other factors, the ongoing inflationary pressures and the corresponding tightening of monetary policy and credit availability. Our most-likely expectation at September 30, 2023 is that the U.S. economy will be impacted by a mild recession starting in the first half of 2024.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at September 30, 2023 and December 31, 2022.

38    The PNC Financial Services Group, Inc. – Form 10-Q

Table 35: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of September 30, 2023
	2023	2024	2025
U.S. real GDP (a)	2.1%	(0.1)%	1.9%
U.S. unemployment rate (b)	3.8%	4.6%	4.6%
	Assumptions as of December 31, 2022
	2023	2024	2025
U.S. real GDP (a)	(0.4)%	1.4%	1.9%
U.S. unemployment rate (b)	4.9%	4.9%	4.4%
(a)Represents year-over-year growth (loss) rates.
(b)Represents quarterly average rate at December 31, 2023, 2024 and 2025, respectively.

Real GDP growth is expected to end 2023 at 2.1% on a weighted average basis, up from the (0.4%) assumed at December 31, 2022, primarily due to stronger-than-anticipated growth in the first half of 2023. Growth then drops to (0.1)% in 2024, before jumping to 1.9% in 2025. In line with stronger-than-anticipated job growth in 2023, the weighted-average projection of the unemployment rate is expected to end 2023 at 3.8%, down from the 4.9% assumed at December 31,2022. The weighted-average unemployment rate is then expected to increase through 2024, reaching 4.6% by year-end 2024, and remain flat at 4.6% through the fourth quarter of 2025.

The current state of the economy reflects an environment with receding pandemic-related risks and labor-related supply chain pressures. However, heightened uncertainty remains due to structural and secular changes fostered by the pandemic for certain sectors of the economy combined with inflation, rising interest rates and declining consumer savings and deposit balances. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

We believe the economic scenarios effectively reflect the distribution of potential economic outcomes. Additionally, through in-depth and granular analyses, we have addressed reserve requirements for the specific populations most affected in the current environment. Through this approach, we believe the reserve levels appropriately reflect the expected credit losses in the portfolio as of the balance sheet date.

See the following for additional details on the components of our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Note 2 Investment Securities, and
•Note 3 Loans and Related Allowance for Credit Losses.

Recently Adopted Accounting Pronouncements

See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2023, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2023, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our businesses, financial results and balance sheet values are affected by business and economic conditions, including:
–Changes in interest rates and valuations in debt, equity and other financial markets,
–Disruptions in the U.S. and global financial markets,
–Actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation,
–Changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives,
–Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness,
–Impacts of sanctions, tariffs and other trade policies of the U.S. and its global trading partners,
–Impacts of changes in federal, state and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending and social programs,
–Our ability to attract, recruit and retain skilled employees, and
–Commodity price volatility.
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
–Economic growth accelerated in the first half of 2023, but ongoing Federal Reserve monetary policy tightening to slow inflation is weighing on interest-rate sensitive industries. Sectors where interest rates play an outsized role, such as business investment and consumer spending on durable goods, will contract in 2024.
–PNC’s baseline outlook is for a mild recession starting in mid-2024, with a small contraction in real GDP of less than 1%, lasting into late 2024. The unemployment rate will increase through the rest of 2023 and throughout 2024, peaking at close to 5% in early 2025. Inflation will slow with weaker demand, moving back to the Federal Reserve’s 2% objective by the second half of 2024.
–PNC expects the federal funds rate to remain unchanged in the near term, between 5.25% and 5.50% through mid-2024, with federal funds rate cuts starting in the third quarter of 2024 in response to the recession.
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
•Legal and regulatory developments could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding and ability to attract and retain employees. These developments could include:
–Changes to laws and regulations, including changes affecting oversight of the financial services industry, changes in the enforcement and interpretation of such laws and regulations and changes in accounting and reporting standards.
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

40    The PNC Financial Services Group, Inc. – Form 10-Q

–Costs associated with obtaining rights in intellectual property claimed by others and of adequacy of our intellectual property protection in general.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques and to meet evolving regulatory capital and liquidity standards.
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

The PNC Financial Services Group, Inc. – Form 10-Q 41

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2023	2022	2023	2022
Interest Income
Loans	$4,643	$3,138	$13,424	$7,935
Investment securities	892	715	2,660	1,890
Other	668	279	1,722	502
Total interest income	6,203	4,132	17,806	10,327
Interest Expense
Deposits	1,792	340	4,614	455
Borrowed funds	993	317	2,679	542
Total interest expense	2,785	657	7,293	997
Net interest income	3,418	3,475	10,513	9,330
Noninterest Income
Asset management and brokerage	348	357	1,052	1,099
Capital markets and advisory	168	299	643	960
Card and cash management	689	671	2,045	1,962
Lending and deposit services	315	287	919	838
Residential and commercial mortgage	201	143	476	463
Other	94	317	481	705
Total noninterest income	1,815	2,074	5,616	6,027
Total revenue	5,233	5,549	16,129	15,357
Provision For Credit Losses	129	241	510	69
Noninterest Expense
Personnel	1,773	1,805	5,445	5,301
Occupancy	244	241	739	745
Equipment	347	344	1,046	1,026
Marketing	93	93	276	249
Other	788	797	2,432	2,375
Total noninterest expense	3,245	3,280	9,938	9,696
Income before income taxes and noncontrolling interests	1,859	2,028	5,681	5,592
Income taxes	289	388	917	1,027
Net income	1,570	1,640	4,764	4,565
Less: Net income attributable to noncontrolling interests	16	16	50	52
Preferred stock dividends	104	65	299	181
Preferred stock discount accretion and redemptions	2	1	6	4
Net income attributable to common shareholders	$1,448	$1,558	$4,409	$4,328
Earnings Per Common Share
Basic	$3.60	$3.78	$10.95	$10.39
Diluted	$3.60	$3.78	$10.94	$10.39
Average Common Shares Outstanding
Basic	400	410	401	414
Diluted	400	410	401	415
See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Net income	$1,570	$1,640	$4,764	$4,565
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(932)	(1,738)	(304)	(10,768)
Net change in cash flow hedge derivatives	(35)	(1,025)	176	(3,484)
Pension and other postretirement benefit plan adjustments	1	2	(3)	64
Net change in Other	1	4	8	(3)
Other comprehensive loss, before tax and net of reclassifications into Net income	(965)	(2,757)	(123)	(14,191)
Income tax benefit related to items of other comprehensive income	229	629	34	3,296
Other comprehensive income loss, after tax and net of reclassifications into Net income	(736)	(2,128)	(89)	(10,895)
Comprehensive income (loss)	834	(488)	4,675	(6,330)
Less: Comprehensive income attributable to noncontrolling interests	16	16	50	52
Comprehensive income (loss) attributable to PNC	$818	$(504)	$4,625	$(6,382)
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2023	December 31 2022
In millions, except par value
Assets
Cash and due from banks	$5,300	$7,043
Interest-earning deposits with banks	41,484	27,320
Loans held for sale (a)	923	1,010
Investment securities – available for sale	40,590	44,159
Investment securities – held to maturity	91,797	95,175
Loans (a)	318,416	326,025
Allowance for loan and lease losses	(4,767)	(4,741)
Net loans	313,649	321,284
Equity investments	8,046	8,437
Mortgage servicing rights	4,006	3,423
Goodwill	10,987	10,987
Other (a)	40,552	38,425
Total assets	$557,334	$557,263
Liabilities
Deposits
Noninterest-bearing	$105,672	$124,486
Interest-bearing	317,937	311,796
Total deposits	423,609	436,282
Borrowed funds
Federal Home Loan Bank borrowings	36,000	32,075
Senior debt	22,407	16,657
Subordinated debt	4,728	6,307
Other (b)	3,032	3,674
Total borrowed funds	66,167	58,713
Allowance for unfunded lending related commitments	640	694
Accrued expenses and other liabilities (b)	17,437	15,762
Total liabilities	507,853	511,451
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,012,047 and 542,874,829 shares)	2,715	2,714
Capital surplus	19,971	18,376
Retained earnings	56,170	53,572
Accumulated other comprehensive income (loss)	(10,261)	(10,172)
Common stock held in treasury at cost: 144,671,252 and 142,298,689 shares	(19,141)	(18,716)
Total shareholders’ equity	49,454	45,774
Noncontrolling interests	27	38
Total equity	49,481	45,812
Total liabilities and equity	$557,334	$557,263
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.9 billion, Loans held for investment of $1.2 billion and Other assets of $0.1 billion at September 30, 2023. Comparable amounts at December 31, 2022 were $0.9 billion, $1.3 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at September 30, 2023. Comparable amounts at December 31, 2022 were less than $0.1 billion and $0.2 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2023	2022
Operating Activities
Net income	$4,764	$4,565
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	510	69
Depreciation, amortization and accretion	174	587
Deferred income taxes (benefit)	(119)	401
Net losses on sales of securities	2	4
Changes in fair value of mortgage servicing rights	(63)	(635)
Net change in
Trading securities and other short-term investments	(506)	(573)
Loans held for sale and related securitization activity	40	962
Other assets	(1,899)	(3,512)
Accrued expenses and other liabilities	1,304	2,586
Other	1,040	583
Net cash provided (used) by operating activities	$5,247	$5,037
Investing Activities
Sales
Securities available for sale	$(93)	$2,765
Loans	812	5,353
Repayments/maturities
Securities available for sale	5,524	11,473
Securities held to maturity	5,592	3,206
Purchases
Securities available for sale	(2,791)	(23,591)
Securities held to maturity	(1,664)	(7,961)
Loans	(588)	(1,681)
Net change in
Federal funds sold and resale agreements	417	(905)
Interest-earning deposits with banks	(14,199)	33,972
Loans	6,230	(31,029)
Other	(954)	(2,275)
Net cash provided (used) by investing activities	$(1,714)	$(10,673)
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Nine months ended September 30
	2023	2022
Financing Activities
Net change in
Noninterest-bearing deposits	$(18,823)	$(16,748)
Interest-bearing deposits	6,141	(2,332)
Federal funds purchased and repurchase agreements	231	(1)
Other borrowed funds	(272)	862
Sales/issuances
Federal Home Loan Bank borrowings	4,000	30,075
Senior debt	6,977
Subordinated debt		847
Other borrowed funds	619	573
Preferred stock	1,484	2,225
Common and treasury stock	62	58
Repayments/maturities
Federal Home Loan Bank borrowings	(75)
Senior debt	(750)	(5,750)
Subordinated debt	(1,500)
Other borrowed funds	(635)	(591)
Acquisition of treasury stock	(599)	(3,078)
Preferred stock cash dividends paid	(299)	(181)
Common stock cash dividends paid	(1,837)	(1,779)
Net cash provided (used) by financing activities	$(5,276)	$4,180
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(1,743)	$(1,456)
Cash and due from banks and restricted cash at beginning of period	7,043	8,004
Cash and due from banks and restricted cash at end of period	$5,300	$6,548
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$4,782	$5,974
Restricted cash	518	574
Cash and due from banks and restricted cash at end of period	$5,300	$6,548
Supplemental Disclosures
Interest paid	$6,273	$895
Income taxes paid	$945	$80
Income taxes refunded	$830	$15
Leased assets obtained in exchange for new operating lease liabilities	$148	$149
Non-cash Investing And Financing Items
Transfer from securities available for sale to securities held to maturity		$88,605
Transfer from loans to loans held for sale, net	$349	$341
Transfer from loans to foreclosed assets	$44	$38
Adjustment to assets and liabilities related to partially financed investment exits	$834
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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2022 Form 10-K. These interim consolidated financial statements serve to update our 2022 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been changes to certain of our accounting policies as disclosed in our 2022 Form 10-K due to the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02) in the first quarter of 2023 and the adoption of ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02) in the third quarter of 2023. The updated policies impacted by this adoption are included in this Note 1. Reference is made to Note 1 Accounting Policies in our 2022 Form 10-K for a detailed description of all other significant accounting policies.

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

Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered delinquent. The CARES Act credit reporting rules, which required exceptions to this policy, expired in the third quarter of 2023. As such, delinquency status at September 30, 2023 is being reported for all loans based on the contractual terms of each loan. Prior period amounts continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans modified due to pandemic-related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.

The PNC Financial Services Group, Inc. – Form 10-Q 47

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
Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable. Collateral dependent designation is removed when a loan no longer meets these conditions.

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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
–  The loan is 90 days past due for home equity and installment loans, and 180 days past due for well-
   secured residential real estate loans,
–  The loan has been modified due to a borrower experiencing financial difficulty and is not government insured or guaranteed,
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

Commercial
We generally charge off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well secured, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform. For commercial loans and leases less than a defined dollar threshold, balances are generally charged off in full after 180 days for loans and 120 days for leases.

Consumer
We generally charge off secured consumer (home equity, residential real estate and automobile) nonperforming loans to the fair value of collateral less costs to sell if the fair value is lower than the amortized cost basis of the loan outstanding and the delinquency of the loan, combined with other risk factors such as bankruptcy or lien position, indicates that the loan (or a portion thereof) is uncollectible as per our historical experience. These nonperforming loans would also be charged off when the collateral has been repossessed. We charge off secured consumer loans no later than 180 days past due. Most consumer loans and lines of credit, not secured by automobiles or residential real estate, are charged off once they have reached 120-180 days past due.

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged off, resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an
The PNC Financial Services Group, Inc. – Form 10-Q 49

adjustment to the ALLL to reflect the expectation of recoveries in an amount greater than previously expected, limited to amounts previously charged-off.

Accounting for Nonperforming Assets and Leases and Other Nonaccrual Loans
For nonaccrual loans, interest income accrual and deferred fee/cost recognition is discontinued. Additionally, depending on whether the accrued interest has been incorporated into the ACL estimates, as discussed in the Accrued Interest section of this Note 1, the accrued and uncollected interest is either reversed through Net interest income (if a CECL reserve is not maintained for accrued interest) or charged off against the allowance (if a CECL reserve is maintained for accrued interest), except for credit cards, where we reverse any accrued interest through Net interest income at the time of a charge-off, as per industry standard practice. Nonaccrual loans that are also collateral dependent may be charged off to reduce the basis to the fair value of collateral less costs to sell.
If payment is received on a nonaccrual loan, generally the payment is first applied to the remaining principal balance. Payments are then applied to recover any charged-off amounts related to the loan. Finally, if both the principal balance and any charge-offs have been recovered, then the payment will be recorded as fee and interest income. For certain consumer loans, the receipt of interest payments is recognized as interest income on a cash basis. Cash basis income recognition is applied if a loan’s amortized cost basis is deemed fully collectible and the loan has performed for at least six months. For loans modified due to a borrower experiencing financial difficulty, payments are applied based upon their contractual terms unless the related loan is deemed nonperforming. Loans modified due to a borrower experiencing financial difficulty are generally included in nonperforming and nonaccrual loans if they are not government insured or guaranteed. However, after a reasonable period of time, generally six months, in which the loan performs under modified terms and meets other performance indicators, it is returned to accruing status. This return to accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. Loan modifications granted to borrowers experiencing financial difficulty resulting from (i) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, and (ii) borrowers that are not currently obligated to make both principal and interest payments under the modified terms are not returned to accrual status.
Other nonaccrual loans are generally not returned to accruing status until the borrower has performed in accordance with the loan’s contractual terms and other performance indicators for at least six months, the period of time which was determined to demonstrate the expected collectability of the loan’s remaining contractual principal and interest. Nonaccrual loans with partially charged-off principal may return to accruing status if the loan performs after a reasonable period of time, generally six months, and the loan meets other performance indicators. Nonaccrual loans with fully charged-off principal are prohibited from returning to accruing status. When a nonperforming loan is returned to accruing status, it is then considered a performing loan.
Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. OREO comprises principally residential and commercial real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted, and a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals, or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.
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
Allowance for Credit Losses

Our ACL is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining estimated contractual term of the assets or exposures as of the balance sheet date. The remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any contractually embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the length of the paydown or default time period.

50    The PNC Financial Services Group, Inc. – Form 10-Q

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

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we use forecasted scenarios produced by PNC’s Economics Team, which are designed to reflect business cycles and their related estimated probabilities. The forecast length that we have currently determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward-looking information is incorporated into the expected credit loss estimates. Such forward-looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative macroeconomic models, analysis from PNC economists and management judgment.

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

See the following sections related to loans and leases and unfunded lending related commitments for details about specific reserve methodologies.

The PNC Financial Services Group, Inc. – Form 10-Q 51

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
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool for the forecast period •For the long-run average period, internal risk ratings based on borrower characteristics	•Property type, LTV, market, risk pool and costs to sell for the forecast period •For the long-run average period, internal ratings based on collateral performance	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Pay-down curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based on net charge-offs and pay-down rates

52    The PNC Financial Services Group, Inc. – Form 10-Q

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long-run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long-Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Investment measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long-run economic conditions for retail small balance obligors
Commercial real estate (CRE)	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long-run economic conditions
Automobile	•Unemployment rates, HPI, disposable personal income and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long-run economic conditions
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based net charge-offs and pay-down rates

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
•For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged off are evaluated through an analysis of the fair value of the collateral less costs to sell.

Qualitative Component
While our reserve methodologies strive to reflect all relevant expected credit risk factors, the ACL also accounts for factors that may not be directly measured in the determination of individually assessed or pooled reserves. Such qualitative factors may include, but are not limited to:
The PNC Financial Services Group, Inc. – Form 10-Q 53

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
Income Taxes
We have elected to apply the proportional amortization method to our qualifying LIHTC and NMTC equity investments. Investment tax credits and investment impairment are recognized in tax expense for any individual LIHTC and NMTC equity investment for which we can demonstrate that the investment was made primarily for the purpose of receiving income tax credits and other income tax benefits. We use the deferral method of accounting for all other tax credit investments. Under this method, the investment tax credits are recognized as a reduction to the related asset.

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

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method – ASU 2023-02 Issued March 2023
• Permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.
• A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments.

• Adopted September 30, 2023, using a modified retrospective transition approach for the amendments related to our tax credit programs that are eligible to apply proportional amortization. The cumulative effect to Retained earnings as of January 1, 2023 was immaterial.
• At adoption, we elected to apply the proportional amortization method to all qualifying investments in the NMTC program. PNC historically applied proportional amortization to LIHTC investments since applying ASU 2014-01.
 • See Note 4 for the impact of adoption.

The PNC Financial Services Group, Inc. – Form 10-Q 55

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 36: Investment Securities Summary (a)(b)

	September 30, 2023				December 31, 2022
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$7,494	$4	$(781)	$6,717	$9,196	$10	$(836)	$8,370
Residential mortgage-backed
Agency	31,177		(4,278)	26,899	32,114	13	(3,304)	28,823
Non-agency	607	115	(9)	713	697	131	(9)	819
Commercial mortgage-backed
Agency	1,738		(194)	1,544	1,845		(170)	1,675
Non-agency	982		(59)	923	1,325		(69)	1,256
Asset-backed	1,084	18	(7)	1,095	103	27	(1)	129
Other	2,908	42	(251)	2,699	3,288	44	(245)	3,087
Total securities available for sale	$45,990	$179	$(5,579)	$40,590	$48,568	$225	$(4,634)	$44,159
Securities Held to Maturity
U.S. Treasury and government agencies	$36,385		$(1,946)	$34,439	$36,571	$6	$(1,617)	$34,960
Residential mortgage-backed
Agency	43,390		(5,056)	38,334	45,271	74	(3,095)	42,250
Non-agency	263		(35)	228	276		(21)	255
Commercial mortgage-backed
Agency	910		(53)	857	848	4	(26)	826
Non-agency	1,456	$1	(28)	1,429	1,667		(40)	1,627
Asset-backed	6,214	3	(97)	6,120	7,188	6	(140)	7,054
Other	3,179	4	(143)	3,040	3,354	25	(72)	3,307
Total securities held to maturity (d)	$91,797	$8	$(7,358)	$84,447	$95,175	$115	$(5,011)	$90,279
(a) At September 30, 2023, the accrued interest associated with our held to maturity and available for sale portfolios totaled $255 million and $134 million, respectively. The comparable amounts at December 31, 2022 were $282 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2023 and December 31, 2022.
(c) Amortized cost is presented net of allowance of $92 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities, and $6 million for securities held to maturity at September 30, 2023. The comparable amounts at December 31, 2022 were $142 million and $7 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $4.4 billion at September 30, 2023 related to securities transferred, which are offset in AOCI, net of tax.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at September 30, 2023 included less than $0.1 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for September 30, 2022 was $2.0 billion of net unsettled purchases.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At September 30, 2023, the allowance for investment securities was $98 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2022 was $149 million. See Note 1 Accounting Policies in our 2022 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At September 30, 2023, AOCI included pretax losses of $297 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 37 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at September 30, 2023 and December 31, 2022. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit
56    The PNC Financial Services Group, Inc. – Form 10-Q

loss exists. As part of that assessment, as of September 30, 2023, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 37: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2023
U.S. Treasury and government agencies	$(3)	$374	$(778)	$6,013	$(781)	$6,387
Residential mortgage-backed
Agency	(107)	3,294	(4,171)	23,547	(4,278)	26,841
Non-agency	(1)	51	(6)	71	(7)	122
Commercial mortgage-backed
Agency	(1)	42	(193)	1,493	(194)	1,535
Non-agency			(55)	793	(55)	793
Asset-backed	(6)	687	(1)	10	(7)	697
Other	(8)	205	(208)	2,152	(216)	2,357
Total securities available for sale	$(126)	$4,653	$(5,412)	$34,079	$(5,538)	$38,732
December 31, 2022
U.S. Treasury and government agencies	$(601)	$5,868	$(235)	$2,208	$(836)	$8,076
Residential mortgage-backed
Agency	(1,744)	19,036	(1,560)	8,971	(3,304)	28,007
Non-agency	(6)	112	(2)	17	(8)	129
Commercial mortgage-backed
Agency	(125)	1,283	(45)	372	(170)	1,655
Non-agency	(44)	750	(18)	394	(62)	1,144
Asset-backed			(1)	5	(1)	5
Other	(96)	1,418	(112)	1,144	(208)	2,562
Total securities available for sale	$(2,616)	$28,467	$(1,973)	$13,111	$(4,589)	$41,578

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 38: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2023		$(2)	$(2)
2022	$11	$(15)	$(4)	$(1)

The PNC Financial Services Group, Inc. – Form 10-Q 57

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2023:
Table 39: Contractual Maturity of Debt Securities

September 30, 2023 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1,912	$2,958	$800	$1,824	$7,494
Residential mortgage-backed
Agency	1	185	3,811	27,180	31,177
Non-agency			9	598	607
Commercial mortgage-backed
Agency	46	444	865	383	1,738
Non-agency	1	103	118	760	982
Asset-backed		249	171	664	1,084
Other	286	2,055	416	151	2,908
Total securities available for sale at amortized cost	$2,246	$5,994	$6,190	$31,560	$45,990
Fair value	$2,179	$5,487	$5,603	$27,321	$40,590
Weighted-average yield, GAAP basis (a)	1.25%	2.25%	2.77%	3.08%	2.84%
Securities Held to Maturity
U.S. Treasury and government agencies	$3,087	$30,686	$1,705	$907	$36,385
Residential mortgage-backed
Agency		6	321	43,063	43,390
Non-agency				263	263
Commercial mortgage-backed
Agency		136	490	284	910
Non-agency	42	49		1,365	1,456
Asset-backed	7	1,886	1,949	2,372	6,214
Other	181	1,053	600	1,345	3,179
Total securities held to maturity at amortized cost	$3,317	$33,816	$5,065	$49,599	$91,797
Fair value	$3,253	$32,192	$4,753	$44,249	$84,447
Weighted-average yield, GAAP basis (a)	0.93%	1.44%	4.10%	2.93%	2.38%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At September 30, 2023, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of Total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $38.1 billion and $32.4 billion and fair value of $33.4 billion and $28.7 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 40: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2023	December 31, 2022
Pledged to others	$27,462	$24,708
Accepted from others:
Permitted by contract or custom to sell or repledge	$946	$1,266
Permitted amount repledged to others	$946	$1,266

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment resulting from elevated inflation levels, industry specific risks, higher interest rates, declining consumer savings and deposit balances, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

Table 41 presents the composition and delinquency status of our loan portfolio at September 30, 2023 and December 31, 2022. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 41: Analysis of Loan Portfolio (a) (b) (c)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (d)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (e)	Total Loans (f)(g)
September 30, 2023
Commercial
Commercial and industrial	$173,487	$84	$32	$102	$218		$458		$174,163
Commercial real estate	35,049	2	2		4		723		35,776
Equipment lease financing	6,432	25	6		31		30		6,493
Total commercial	214,968	111	40	102	253		1,211		216,432
Consumer
Residential real estate	45,958	257	103	182	542	(d)	330	$529	47,359
Home equity	25,562	59	22		81		446	70	26,159
Automobile	14,718	83	19	6	108		114		14,940
Credit card	6,881	50	38	80	168		11		7,060
Education	1,918	32	22	48	102	(d)			2,020
Other consumer	4,402	15	9	9	33		11		4,446
Total consumer	99,439	496	213	325	1,034		912	599	101,984
Total	$314,407	$607	$253	$427	$1,287		$2,123	$599	$318,416
Percentage of total loans	98.74%	0.19%	0.08%	0.13%	0.40%		0.67%	0.19%	100.00%
December 31, 2022
Commercial
Commercial and industrial	$181,223	$169	$27	$137	$333		$663		$182,219
Commercial real estate	36,104	19	4		23		189		36,316
Equipment lease financing	6,484	20	4		24		6		6,514
Total commercial	223,811	208	35	137	380		858		225,049
Consumer
Residential real estate	44,306	281	112	199	592	(d)	424	$567	45,889
Home equity	25,305	53	20		73		526	79	25,983
Automobile	14,543	106	25	7	138		155		14,836
Credit card	6,906	50	35	70	155		8		7,069
Education	2,058	34	22	59	115	(d)			2,173
Other consumer	4,975	15	12	10	37		14		5,026
Total consumer	98,093	539	226	345	1,110		1,127	646	100,976
Total	$321,904	$747	$261	$482	$1,490		$1,985	$646	$326,025
Percentage of total loans	98.73%	0.23%	0.08%	0.15%	0.46%		0.61%	0.20%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The CARES Act credit reporting rules expired in the third quarter of 2023 and as such, delinquency status at September 30, 2023 is being reported for all loans based on the contractual terms of the loan. Amounts as of December 31, 2022 continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans modified due to pandemic related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.
(c)The accrued interest associated with our loan portfolio totaled $1.4 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(d)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at both September 30, 2023 and December 31, 2022.
(e)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(f)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.8 billion and $0.9 billion at September 30, 2023 and December 31, 2022, respectively.
(g)Collateral dependent loans totaled $1.1 billion and $1.3 billion at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023, we pledged $50.4 billion of commercial and other loans to the Federal Reserve Bank and $91.4 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2022 were $28.1 billion and $90.4 billion, respectively. Amounts pledged reflect the unpaid principal balances.

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
The following table presents our nonperforming assets as of September 30, 2023 and December 31, 2022, respectively:
Table 42: Nonperforming Assets

Dollars in millions	September 30, 2023	December 31, 2022
Nonperforming loans (a)
Commercial	$1,211	$858
Consumer (b)	912	1,127
Total nonperforming loans (c)	2,123	1,985
OREO and foreclosed assets	35	34
Total nonperforming assets	$2,158	$2,019
Nonperforming loans to total loans	0.67%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.68%	0.62%
Nonperforming assets to total assets	0.39%	0.36%
(a)In connection with the adoption of ASU 2022-02, nonperforming loans as of September 30, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of this Note 3 for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Nonperforming loans for which there is no related ALLL totaled $0.5 billion at September 30, 2023 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2022 was $0.7 billion.

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
The PNC Financial Services Group, Inc. – Form 10-Q 61

The following table presents credit quality indicators for our commercial loan classes:
Table 43: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$18,791		$29,249	$8,476	$6,061	$4,654	$12,952	$84,123	$603	$164,909
Criticized	537		1,916	743	355	249	710	4,705	39	9,254
Total commercial and industrial loans	$19,328		$31,165	$9,219	$6,416	$4,903	$13,662	$88,828	$642	$174,163
Gross charge-offs (b)	$17	(c)	$19	$27	$7	$2	$19	$90	$11	$192
Commercial real estate
Pass Rated	$3,592		$9,008	$3,282	$2,376	$4,918	$8,062	$342		$31,580
Criticized	109		685	470	370	664	1,880	18		4,196
Total commercial real estate loans	$3,701		$9,693	$3,752	$2,746	$5,582	$9,942	$360		$35,776
Gross charge-offs (b)						$29	$95			$124
Equipment lease financing
Pass Rated	$1,126		$1,507	$779	$761	$506	$1,469			$6,148
Criticized	68		79	56	50	38	54			345
Total equipment lease financing loans	$1,194		$1,586	$835	$811	$544	$1,523			$6,493
Gross charge-offs (b)	$1		$2	$2	$4	$1	$1			$11
Total commercial loans	$24,223		$42,444	$13,806	$9,973	$11,029	$25,127	$89,188	$642	$216,432
Total commercial gross charge-offs	$18		$21	$29	$11	$32	$115	$90	$11	$327

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$41,685	$12,493	$8,134	$6,261	$4,209	$13,165	$89,384	$69	$175,400
Criticized	1,259	423	277	299	297	551	3,682	31	6,819
Total commercial and industrial	42,944	12,916	8,411	6,560	4,506	13,716	93,066	100	182,219
Commercial real estate
Pass Rated	8,835	4,153	3,266	5,511	3,005	7,454	450		32,674
Criticized	348	37	322	758	807	1,367	3		3,642
Total commercial real estate	9,183	4,190	3,588	6,269	3,812	8,821	453		36,316
Equipment lease financing
Pass Rated	1,797	962	942	670	410	1,495			6,276
Criticized	60	55	56	39	17	11			238
Total equipment lease financing	1,857	1,017	998	709	427	1,506			6,514
Total commercial	$53,984	$18,123	$12,997	$13,538	$8,745	$24,043	$93,519	$100	$225,049
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2023 and December 31, 2022.
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

62    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 44: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
September 30, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$34	$141	$103	$33	$8	$34			$353
Greater than or equal to 80% to 100%	1,770	3,372	1,044	207	69	105			6,567
Less than 80%	2,577	6,661	14,517	6,639	2,196	7,129			39,719
No LTV available	52		13			3			68
Government insured or guaranteed loans	9	18	18	66	37	504			652
Total residential real estate loans	$4,442	$10,192	$15,695	$6,945	$2,310	$7,775			$47,359
Updated FICO scores
Greater than or equal to 780	$2,418	$7,728	$12,239	$5,060	$1,538	$4,099			$33,082
720 to 779	1,495	1,857	2,547	1,214	414	1,439			8,966
660 to 719	302	514	670	322	176	782			2,766
Less than 660	86	64	129	110	87	676			1,152
No FICO score available	132	11	92	173	58	275			741
Government insured or guaranteed loans	9	18	18	66	37	504			652
Total residential real estate loans	$4,442	$10,192	$15,695	$6,945	$2,310	$7,775			$47,359
Gross charge-offs (a)		$1		$1		$4			$6
Home equity
Current estimated LTV ratios
Greater than 100%			$2	$10	$5	$13	$294	$285	$609
Greater than or equal to 80% to 100%			5	39	21	27	1,266	1,949	3,307
Less than 80%			161	1,922	871	2,683	6,901	9,705	22,243
Total home equity loans			$168	$1,971	$897	$2,723	$8,461	$11,939	$26,159
Updated FICO scores
Greater than or equal to 780			$107	$1,283	$503	$1,685	$4,700	$6,039	$14,317
720 to 779			38	443	223	525	2,203	3,193	6,625
660 to 719			18	185	117	286	1,210	1,756	3,572
Less than 660			5	58	53	219	338	895	1,568
No FICO score available				2	1	8	10	56	77
Total home equity loans			$168	$1,971	$897	$2,723	$8,461	$11,939	$26,159
Gross charge-offs (a)						$2	$4	$9	$15
The PNC Financial Services Group, Inc. – Form 10-Q 63

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$52	$20	$10	$4	$41			$131
Greater than or equal to 80% to 100%	1,185	678	232	84	24	92			2,295
Less than 80%	9,396	15,844	7,074	2,346	822	7,220			42,702
No LTV available		61		3		4			68
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Updated FICO scores
Greater than or equal to 780	$6,825	$12,596	$5,276	$1,623	$463	$4,027			$30,810
720 to 779	3,172	3,024	1,369	476	180	1,457			9,678
660 to 719	514	744	378	189	98	796			2,719
Less than 660	63	108	110	88	71	740			1,180
No FICO score available	11	163	193	67	38	337			809
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Home equity
Current estimated LTV ratios
Greater than 100%		$4	$14	$9	$2	$15	$268	$137	$449
Greater than or equal to 80% to 100%		4	51	27	4	31	854	1,149	2,120
Less than 80%		172	2,078	961	285	2,851	7,780	9,287	23,414
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
Updated FICO scores
Greater than or equal to 780		$110	$1,357	$554	$155	$1,791	$5,093	$5,545	$14,605
720 to 779		47	515	248	64	567	2,305	2,843	6,589
660 to 719		19	211	140	42	288	1,146	1,449	3,295
Less than 660		4	57	54	29	242	342	671	1,399
No FICO score available			3	1	1	9	16	65	95
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
(a)Gross charge-offs are presented on a year-to-date basis, as of the reporting date.

64    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 45: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,221		$1,776	$1,653	$624	$456	$127			$6,857
720 to 779	1,454		1,266	892	356	309	115			4,392
660 to 719	804		677	456	218	228	100			2,483
Less than 660	168		261	248	165	230	136			1,208
Total automobile loans	$4,647		$3,980	$3,249	$1,363	$1,223	$478			$14,940
Gross charge-offs (a)			$18	$18	$13	$23	$19			$91
Credit card
Updated FICO scores
Greater than or equal to 780								$1,920	$1	$1,921
720 to 779								1,967	5	1,972
660 to 719								1,982	13	1,995
Less than 660								1,016	44	1,060
No FICO score available or required (b)								109	3	112
Total credit card loans								$6,994	$66	$7,060
Gross charge-offs (a)								$212	$20	$232
Education
Updated FICO scores
Greater than or equal to 780	$7		$25	$8	$11	$19	$133			$203
720 to 779	20		45	25	25	32	182			329
660 to 719	19		45	27	23	29	156			299
Less than 660	9		37	16	8	7	94			171
No FICO score available or required (b)	20		13	10	7	2	5			57
Total loans using FICO credit metric	75		165	86	74	89	570			1,059
Other internal credit metrics							961			961
Total education loans	$75		$165	$86	$74	$89	$1,531			$2,020
Gross charge-offs (a)				$1	$1	$1	$10			$13
Other consumer
Updated FICO scores
Greater than or equal to 780	$195		$151	$57	$27	$20	$14	$40	$2	$506
720 to 779	244		189	68	32	25	14	81	1	654
660 to 719	117		155	68	35	29	14	88	2	508
Less than 660	11		51	34	21	19	10	43	1	190
Total loans using FICO credit metric	567		546	227	115	93	52	252	6	1,858
Other internal credit metrics	32		107	32	73	72	23	2,239	10	2,588
Total other consumer loans	$599		$653	$259	$188	$165	$75	$2,491	$16	$4,446
Gross charge-offs (a)	$54	(c)	$16	$14	$12	$12	$7	$8	$1	$124
The PNC Financial Services Group, Inc. – Form 10-Q 65

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$2,390	$2,162	$922	$760	$241	$75			$6,550
720 to 779	1,702	1,312	561	538	222	69			4,404
660 to 719	854	660	341	401	187	56			2,499
Less than 660	193	290	230	368	228	74			1,383
Total automobile	$5,139	$4,424	$2,054	$2,067	$878	$274			$14,836
Credit card
Greater than or equal to 780							$1,954	$2	$1,956
720 to 779							1,994	6	2,000
660 to 719							1,957	13	1,970
Less than 660							1,001	35	1,036
No FICO score available or required (b)							104	3	107
Total credit card							$7,010	$59	$7,069
Education
Greater than or equal to 780	$42	$53	$48	$61	$51	$357			$612
720 to 779	39	27	24	30	24	143			287
660 to 719	21	8	8	9	8	59			113
Less than 660	4	1	1	2	2	24			34
No FICO score available or required (b)	20	8	7	3		1			39
Education loans using FICO credit metric	126	97	88	105	85	584			1,085
Other internal credit metrics						1,088			1,088
Total education	$126	$97	$88	$105	$85	$1,672			$2,173
Other consumer
Greater than or equal to 780	$224	$97	$53	$46	$14	$18	$47	$2	$501
720 to 779	302	122	68	62	20	15	89	2	680
660 to 719	229	110	68	66	28	8	95	2	606
Less than 660	32	48	37	40	20	6	44	2	229
Other consumer loans using FICO credit metric	787	377	226	214	82	47	275	8	2,016
Other internal credit metrics	125	43	40	34	7	29	2,720	12	3,010
Total other consumer	$912	$420	$266	$248	$89	$76	$2,995	$20	$5,026
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
•Payment delays consist of modifications where we expect to collect contractual amounts due but that result in a delay in the receipt of payments specified under the original loan terms. We generally consider payment delays to be insignificant when the delay is three months or less.
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

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following table presents the amortized cost basis, as of September 30, 2023, of FDMs granted during the three and nine months ended September 30, 2023:

Table 46: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended September 30, 2023 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$15	$356	$37			$7	$83	$498	0.29%
Commercial real estate		307	16					323	0.90%
Total commercial	15	663	53			7	83	821	0.38%
Consumer
Residential real estate	1		50				3	54	0.11%
Home equity			2				5	7	0.03%
Credit card				$20				20	0.28%
Education		1						1	0.05%
Other consumer				1				1	0.02%
Total consumer	1	1	52	21			8	83	0.08%
Total	$16	$664	$105	$21		$7	$91	$904	0.28%
Nine months ended September 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$15	$704	$91			$20	$130	$960	0.55%
Commercial real estate		745	16				61	822	2.30%
Total commercial	15	1,449	107			20	191	1,782	0.82%
Consumer
Residential real estate	1		83		$3		6	93	0.20%
Home equity			6		7		9	22	0.08%
Credit card				$45				45	0.64%
Education		3						3	0.15%
Other consumer				1				1	0.02%
Total consumer	1	3	89	46	10		15	164	0.16%
Total	$16	$1,452	$196	$46	$10	$20	$206	$1,946	0.61%
(a)At September 30, 2023, there were $0.3 billion of unfunded lending related commitments associated with FDMs.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of period end.
(c)Includes loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court. Amounts also include trial modifications.

68    The PNC Financial Services Group, Inc. – Form 10-Q

Table 47 presents the financial effect of FDMs granted during the three and nine months ended September 30, 2023:

Table 47: Financial Effect of FDMs (a)

Three months ended September 30, 2023 Dollars in millions	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial	0.25%	13	6
Commercial real estate		13	8
Consumer
Residential real estate	0.72%		10
Home equity			5
Education		15
Nine months ended September 30, 2023 Dollars in millions
Commercial
Commercial and industrial	0.25%	12	6
Commercial real estate		16	8
Consumer
Residential real estate	1.13%	118	9
Home equity	1.17%	53	4
Education		16
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of period end.

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
After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of September 30, 2023, of FDMs granted during the nine months ended September 30, 2023:

Table 48: Delinquency Status of FDMs (a)

Nine months ended September 30, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$801			$3	$156	$960
Commercial real estate	755				67	822
Total commercial	1,556			3	223	1,782
Consumer
Residential real estate	4	$1			88	93
Home equity	1				21	22
Credit card	31	4	$3	6	1	45
Education	3					3
Other consumer					1	1
Total consumer	39	5	3	6	111	164
Total	$1,595	$5	$3	$9	$334	$1,946
(a)Represents amortized cost basis.

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. Loans that were both (i) modified due to a financial difficulty during the period, and (ii) subsequently defaulted during the three and nine months ended September 30, 2023 were $36 million and $84 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 69

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Table 49 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the three and nine months ended September 30, 2022. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies and Note 4 Loans and Related Allowance for Credit Losses in our 2022 Form 10-K for additional discussion of TDRs.

Table 49: Financial Impact and TDRs by Concession Type (a)

		Pre-TDR Amortized Cost Basis (b)	Post-TDR Amortized Cost Basis (c)
During the three months ended September 30, 2022 Dollars in millions	Number of Loans		Principal Forgiveness	Rate Reduction	Other	Total
Commercial	15	$96		$10	$67	$77
Consumer	2,232	40		29	6	35
Total TDRs	2,247	$136		$39	$73	$112
During the nine months ended September 30, 2022 Dollars in millions
Commercial	42	$184	$9	$10	$135	$154
Consumer	8,152	126		$95	18	113
Total TDRs	8,194	$310	$9	$105	$153	$267
(a) Impact of partial charge-offs at TDR date is included in this table.
(b) Represents the amortized cost basis of the loans as of the quarter end prior to TDR designation.
(c) Represents the amortized cost basis of the TDRs as of the end of the quarter in which the TDR occurred.
After a loan was determined to be a TDR, we continued to track its performance under its most recent restructured terms. We considered a TDR to have subsequently defaulted when it became 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs within the last twelve months from the balance sheet date, and (ii) subsequently defaulted during the three and nine months ended September 30, 2022 totaled $23 million and $45 million, respectively.

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 50: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2023			2022			2023			2022
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,142	$1,595	$4,737	$2,937	$1,525	$4,462	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868
Adoption of ASU 2022-02 (a)								(35)	(35)
Beginning balance, adjusted	3,142	1,595	4,737	2,937	1,525	4,462	3,114	1,592	4,706	3,185	1,683	4,868
Charge-offs	(72)	(161)	(233)	(73)	(149)	(222)	(327)	(481)	(808)	(162)	(506)	(668)
Recoveries	49	63	112	25	78	103	110	188	298	78	251	329
Net (charge-offs)	(23)	(98)	(121)	(48)	(71)	(119)	(217)	(293)	(510)	(84)	(255)	(339)
Provision for (recapture of) credit losses	105	48	153	174	67	241	325	246	571	(34)	93	59
Other	(2)		(2)	(2)	(1)	(3)				(6)	(1)	(7)
Ending balance	$3,222	$1,545	$4,767	$3,061	$1,520	$4,581	$3,222	$1,545	$4,767	$3,061	$1,520	$4,581
Allowance for unfunded lending related commitments (b)
Beginning balance	$555	$108	$663	$630	$51	$681	$613	$81	$694	$564	$98	$662
Provision for (recapture of) credit losses	(22)	(1)	(23)	(22)	23	1	(80)	26	(54)	44	(24)	20
Ending balance	$533	$107	$640	$608	$74	$682	$533	$107	$640	$608	$74	$682
Allowance for credit losses at September 30 (c)	$3,755	$1,652	$5,407	$3,669	$1,594	$5,263	$3,755	$1,652	$5,407	$3,669	$1,594	$5,263
(a)Represents the impact of adopting ASU 2022-02 on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $131 million and $162 million at September 30, 2023 and 2022, respectively.
70    The PNC Financial Services Group, Inc. – Form 10-Q

The ACL related to loans totaled $5.4 billion at both September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, reserves reflected our updated economic outlook and changes in portfolio composition and quality.

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

The following table provides our loan sale and servicing activities:
Table 51: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2023
Sales of loans and related securitization activity (b)	$873	$398
Repurchases of previously transferred loans (c)	$16	$(9)
Servicing fees (d)	$129	$51
Servicing advances recovered/(funded), net	$5	$(22)
Cash flows on mortgage-backed securities held (e)	$710	$19
Cash Flows - Three months ended September 30, 2022
Sales of loans and related securitization activity (b)	$1,019	$863
Repurchases of previously transferred loans (c)	$49
Servicing fees (d)	$99	$51
Servicing advances recovered/(funded), net	$11	$11
Cash flows on mortgage-backed securities held (e)	$797	$15
Cash Flows - Nine months ended September 30, 2023
Sales of loans and related securitization activity (b)	$2,044	$2,554
Repurchases of previously transferred loans (c)	$67
Servicing fees (d)	$384	$146
Servicing advances recovered/(funded), net	$44	$(86)
Cash flows on mortgage-backed securities held (e)	$2,008	$49
Cash Flows - Nine months ended September 30, 2022
Sales of loans and related securitization activity (b)	$4,367	$2,702
Repurchases of previously transferred loans (c)	$154	$27
Servicing fees (d)	$283	$140
Servicing advances recovered/(funded), net	$44	$15
Cash flows on mortgage-backed securities held (e)	$3,122	$43
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $20.5 billion, $21.4 billion and $19.1 billion in residential mortgage-backed securities and $0.7 billion, $0.7 billion and $0.7 billion in commercial mortgage-backed securities at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.
Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2023
Total principal balance	$39,542	$58,761
Delinquent loans (b)	$324
December 31, 2022
Total principal balance	$41,031	$57,974
Delinquent loans (b)	$346
Three months ended September 30, 2023
Net charge-offs (c)		$14
Three months ended September 30, 2022
Net charge-offs (c)	$1	$9
Nine months ended September 30, 2023
Net charge-offs (c)	$2	$18
Nine months ended September 30, 2022
Net charge-offs (c)	$3	$12
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
Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2023
Mortgage-backed securitizations (b)	$21,511	$21,522	(c)
Tax credit investments and other	4,639	4,586	(d) (e)	$2,264	(f) (g)
Total	$26,150	$26,108		$2,264
December 31, 2022
Mortgage-backed securitizations (b)	$22,666	$22,670	(c)	$1
Tax credit investments and other	4,411	4,240	(d)	2,063	(f)
Total	$27,077	$26,910		$2,064
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $2.9 billion of LIHTCs and $0.2 billion of NMTCs, which are included in Equity investments on our Consolidated Balance Sheet.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $1.6 billion of LIHTCs and $0.2 billion of NMTCs, which are included in Other liabilities on our Consolidated Balance Sheet.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the nine months ended September 30, 2023, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the nine months ended
72    The PNC Financial Services Group, Inc. – Form 10-Q

September 30, 2022, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 6 Goodwill and Mortgage Servicing Rights in our 2022 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $4.0 billion at September 30, 2023 and $3.4 billion at December 31, 2022, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 54: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2023	2022	2023	2022
January 1	$1,113	$740	$2,310	$1,078
Additions:
From loans sold with servicing retained	38	52	17	49
Purchases	27	32	438	620
Changes in fair value due to:
Time and payoffs (a)	(247)	(130)	(176)	(178)
Other (b)	238	438	248	505
September 30	$1,169	$1,132	$2,837	$2,074
Related unpaid principal balance of loans serviced at September 30	$282,123	$281,931	$212,521	$169,678
Servicing advances at September 30	$507	$448	$121	$132
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Represents MSR value changes resulting primarily from market-driven changes in interest rates.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2023 and December 31, 2022 are shown in Tables 55 and 56. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
The PNC Financial Services Group, Inc. – Form 10-Q 73

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 55: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2023	December 31, 2022
Fair value	$1,169	$1,113
Weighted-average life (years)	4.0	4.0
Weighted-average constant prepayment rate	5.42%	4.28%
Decline in fair value from 10% adverse change	$9	$8
Decline in fair value from 20% adverse change	$18	$15
Effective discount rate	10.22%	9.77%
Decline in fair value from 10% adverse change	$36	$34
Decline in fair value from 20% adverse change	$73	$68

Table 56: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2023		December 31, 2022
Fair value	$2,837		$2,310
Weighted-average life (years)	8.4		8.0
Weighted-average constant prepayment rate	5.77%		6.72%
Decline in fair value from 10% adverse change	$58		$55
Decline in fair value from 20% adverse change	$112		$107
Weighted-average option adjusted spread	765	bps	766	bps
Decline in fair value from 10% adverse change	$89		$69
Decline in fair value from 20% adverse change	$173		$134

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.1 billion for both three months ended September 30, 2023 and 2022, and $0.5 billion and $0.4 billion for the nine months ended September 30, 2023 and 2022, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 7 Leases in our 2022 Form 10-K.

Table 57: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Sales-type and direct financing leases (a)	$76	$61	$219	$177
Operating leases (b)	9	15	40	48
Lease income	$85	$76	$259	$225
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

74    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at September 30, 2023 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 58: Borrowed Funds

In millions
Less than 1 year	$14,193
1 to 2 years	21,763
2 to 3 years	12,138
3 to 4 years	1,945
4 to 5 years	2,931
Over 5 years	13,197
Total	$66,167

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of September 30, 2023, and the carrying values as of September 30, 2023 and December 31, 2022.
Table 59: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	September 30, 2023	September 30, 2023	September 30, 2023	December 31, 2022
Parent Company
Senior debt	1.20% - 6.00%	2024-2034	$17,880	$11,374
Subordinated debt	3.90% - 4.60%	2024-2033	1,493	1,524
Junior subordinated debt	6.20%	2028	205	205
Total Parent Company			19,578	13,103
Bank
Federal Home Loan Bank borrowings (a)	5.50% - 5.90%	2024-2026	36,000	32,075
Senior debt	2.50% - 6.10%	2024-2043	4,527	5,283
Subordinated debt	2.70% - 5.90%	2025-2029	3,030	4,578
Total Bank			43,557	41,936
Total			$63,135	$55,039
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 59, the carrying values for parent company senior and subordinated debt include basis adjustments of $(1,214) million and $(104) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(254) million and $(262) million, respectively, related to fair value accounting hedges as of September 30, 2023.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 10 Borrowed Funds in our 2022 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2023 and December 31, 2022, respectively.
Table 60: Commitments to Extend Credit and Other Commitments

In millions	September 30, 2023	December 31, 2022
Commitments to extend credit
Commercial (a)	$209,397	$198,542
Home equity	24,037	22,783
Credit card	34,197	33,066
Other	7,741	7,337
Total commitments to extend credit	275,372	261,728
Net outstanding standby letters of credit (b)	10,326	10,575
Standby bond purchase agreements (c)	1,088	1,208
Other commitments (d)	3,585	3,661
Total commitments to extend credit and other commitments	$290,371	$277,172
(a)September 30, 2023 includes approximately $16 billion of acquired Signature Bridge Bank, N.A capital commitments facilities.
(b)Net outstanding standby letters of credit include $3.6 billion at both September 30, 2023 and December 31, 2022, which support remarketing programs.
(c)We enter into standby bond purchase agreements to support municipal bond obligations.
(d)Includes $2.1 billion and $2.2 billion related to investments in qualified affordable housing projects at September 30, 2023 and December 31, 2022, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 98% of our net outstanding standby letters of credit were rated as Pass at September 30, 2023, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2023 had terms ranging from less than one year to seven years.

As of September 30, 2023, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at September 30, 2023 and is included in Other liabilities on our Consolidated Balance Sheet.

76    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2023 and 2022 is as follows:
Table 61: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2022 (a)	411	$2,714	$6,004	$12,527	$51,841	$(8,358)	$(17,076)	$36	$47,688
Net income					1,624			16	1,640
Other comprehensive loss, net of tax						(2,128)			(2,128)
Cash dividends declared - Common					(622)				(622)
Cash dividends declared - Preferred					(65)				(65)
Preferred stock discount accretion			1		(1)
Preferred stock issuance (b)			1,239						1,239
Treasury stock activity	(7)			6			(1,051)		(1,045)
Other				33				(17)	16
Balance at September 30, 2022 (a)	404	$2,714	$7,244	$12,566	$52,777	$(10,486)	$(18,127)	$35	$46,723
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
Net income					1,554			16	1,570
Other comprehensive loss, net of tax						(736)			(736)
Cash dividends declared - Common					(624)				(624)
Cash dividends declared - Preferred					(104)				(104)
Preferred stock discount accretion			2		(2)
Treasury stock activity				3			9		12
Other				32				(15)	17
Balance at September 30, 2023 (a)	398	$2,715	$7,239	$12,732	$56,170	$(10,261)	$(19,141)	$27	$49,481
Nine months ended
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					4,513			52	4,565
Other comprehensive loss, net of tax						(10,895)			(10,895)
Cash dividends declared - Common					(1,779)				(1,779)
Cash dividends declared - Preferred					(181)				(181)
Preferred stock discount accretion			4		(4)
Preferred stock issuance (b) (c)			2,231						2,231
Common stock activity		1		14					15
Treasury stock activity	(16)			56			(3,015)		(2,959)
Other				48				(48)
Balance at September 30, 2022 (a)	404	$2,714	$7,244	$12,566	$52,777	$(10,486)	$(18,127)	$35	$46,723
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (d)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					4,714			50	4,764
Other comprehensive loss, net of tax						(89)			(89)
Cash dividends declared - Common					(1,837)				(1,837)
Cash dividends declared - Preferred					(299)				(299)
Preferred stock discount accretion			6		(6)
Preferred stock issuance (e)			1,487						1,487
Common stock activity		1		16					17
Treasury stock activity	(3)			76			(425)		(349)
Other				10				(61)	(51)
Balance at September 30, 2023 (a)	398	$2,715	$7,239	$12,732	$56,170	$(10,261)	$(19,141)	$27	$49,481
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share.
(c)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.
(d)Represents the cumulative effect of adopting ASU 2022-02.
(e)On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.
The PNC Financial Services Group, Inc. – Form 10-Q 77

Details of other comprehensive income (loss) are as follows:

Table 62: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2023			2022			2023			2022
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(1,171)	$280	$(891)	$(1,998)	$471	$(1,527)	$(993)	$238	$(755)	$(11,245)	$2,650	$(8,595)
Less: Net realized gains (losses) reclassified to earnings (a)	(239)	57	(182)	(260)	61	(199)	(689)	163	(526)	(477)	112	(365)
Net change	(932)	223	(709)	(1,738)	410	(1,328)	(304)	75	(229)	(10,768)	2,538	(8,230)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(461)	122	(339)	(1,154)	272	(882)	(953)	238	(715)	(3,486)	821	(2,665)
Less: Net realized gains (losses) reclassified to earnings (a)	(426)	112	(314)	(129)	30	(99)	(1,129)	278	(851)	(2)		(2)
Net change	(35)	10	(25)	(1,025)	242	(783)	176	(40)	136	(3,484)	821	(2,663)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	1	(1)		2	(1)	1	(3)		(3)	64	(16)	48
Net change	1	(1)		2	(1)	1	(3)		(3)	64	(16)	48
Other
Net unrealized gains (losses) on other transactions	1	(3)	(2)	4	(22)	(18)	8	(1)	7	(3)	(47)	(50)
Net change	1	(3)	(2)	4	(22)	(18)	8	(1)	7	(3)	(47)	(50)
Total other comprehensive income (loss)	$(965)	$229	$(736)	$(2,757)	$629	$(2,128)	$(123)	$34	$(89)	$(14,191)	$3,296	$(10,895)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.
Table 63: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at June 30, 2022	$(6,313)	$(2,081)	$74	$(38)	$(8,358)
Net activity	(1,328)	(783)	1	(18)	(2,128)
Balance at September 30, 2022 (a)	$(7,641)	$(2,864)	$75	$(56)	$(10,486)
Balance at June 30, 2023	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
Net activity	(709)	(25)		(2)	(736)
Balance at September 30, 2023 (a)	$(7,393)	$(2,569)	$(254)	$(45)	$(10,261)
Nine months ended
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(8,230)	(2,663)	48	(50)	(10,895)
Balance at September 30, 2022 (a)	$(7,641)	$(2,864)	$75	$(56)	$(10,486)
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	(229)	136	(3)	7	(89)
Balance at September 30, 2023 (a)	$(7,393)	$(2,569)	$(254)	$(45)	$(10,261)
(a)AOCI included pretax losses of $297 million and $132 million from derivatives that hedged the purchase of investment securities classified as held to maturity at September 30, 2023 and September 30, 2022, respectively.
78    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 64: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Common Stock	$1.55	$1.50	$4.55	$4.25
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series O	$2,294	$1,269	$6,468	$3,230
Series P		$1,368		$4,431
Series R (b)	$2,181		$4,606	$2,425
Series S			$2,500	$2,500
Series T	$850	$850	$2,550	$2,550
Series U	$1,500	$1,817	$4,500	$1,817
Series V	$1,550		$4,650
Series W	$1,563		$3,785
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.
(b) Beginning September 1, 2023, Series R preferred stock dividends are payable quarterly.

On October 2, 2023, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share. The dividend, with a payment date of November 5, 2023, will be payable the next business day.

The PNC Financial Services Group, Inc. – Form 10-Q 79

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2023	2022	2023	2022
Basic
Net income	$1,570	$1,640	$4,764	$4,565
Less:
Net income attributable to noncontrolling interests	16	16	50	52
Preferred stock dividends	104	65	299	181
Preferred stock discount accretion and redemptions	2	1	6	4
Net income attributable to common shareholders	1,448	1,558	4,409	4,328
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	8	8	23	21
Net income attributable to basic common shareholders	$1,440	$1,550	$4,386	$4,307
Basic weighted-average common shares outstanding	400	410	401	414
Basic earnings per common share (a)	$3.60	$3.78	$10.95	$10.39
Diluted
Net income attributable to diluted common shareholders	$1,440	$1,550	$4,386	$4,307
Basic weighted-average common shares outstanding	400	410	401	414
Dilutive potential common shares				1
Diluted weighted-average common shares outstanding	400	410	401	415
Diluted earnings per common share (a)	$3.60	$3.78	$10.94	$10.39
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

Table 66: Fair Value Measurements – Recurring Basis Summary

	September 30, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$432	$97	$529		$411	$243	$654
Commercial mortgage loans held for sale		354	25	379		243	33	276
Securities available for sale
U.S. Treasury and government agencies	$6,320	397		6,717	$8,108	262		8,370
Residential mortgage-backed
Agency		26,899		26,899		28,823		28,823
Non-agency			713	713			819	819
Commercial mortgage-backed
Agency		1,544		1,544		1,675		1,675
Non-agency		828	95	923		1,253	3	1,256
Asset-backed		992	103	1,095		5	124	129
Other		2,643	56	2,699		3,032	55	3,087
Total securities available for sale	6,320	33,303	967	40,590	8,108	35,050	1,001	44,159
Loans		506	738	1,244		541	769	1,310
Equity investments (a)	696		1,729	2,618	1,173		1,778	3,147
Residential mortgage servicing rights			2,837	2,837			2,310	2,310
Commercial mortgage servicing rights			1,169	1,169			1,113	1,113
Trading securities (b)	464	2,002		2,466	798	1,168		1,966
Financial derivatives (b) (c)	11	3,821	6	3,838	16	3,747	5	3,768
Other assets	376	67	5	448	352	80		432
Total assets (d)	$7,867	$40,485	$7,573	$56,118	$10,447	$41,240	$7,252	$59,135
Liabilities
Other borrowed funds	$954	$81	$7	$1,042	$1,230	$232	$4	$1,466
Financial derivatives (c) (e)	14	8,098	108	8,220	4	7,491	123	7,618
Other liabilities			250	250			294	294
Total liabilities (f)	$968	$8,179	$365	$9,512	$1,234	$7,723	$421	$9,378
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2023 and December 31, 2022 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 10% and 11% as of September 30, 2023 and December 31, 2022, respectively. Level 3 assets as a percentage of total assets at fair value was 13% and 12% at September 30, 2023 and December 31, 2022, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2023 and December 31, 2022.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 2% at both September 30, 2023 and December 31, 2022. Level 3 liabilities as a percentage of total liabilities at fair value was 4% at both September 30, 2023 and December 31, 2022. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2023 and December 31, 2022.
The PNC Financial Services Group, Inc. – Form 10-Q 81

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2023 and 2022 are as follows:

Table 67: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2023
Assets
Residential mortgage loans held for sale	$191	$(3)			$3	$(89)		$(2)	$1	$(4)	(e)	$97	$(4)
Commercial mortgage loans held for sale	25											25
Securities available for sale
Residential mortgage- backed non-agency	768	5		$(20)				(40)				713
Commercial mortgage- backed non-agency	3								92			95
Asset-backed	117			(3)				(11)				103
Other	54	(1)		1	3			(1)				56
Total securities available for sale	942	4		(22)	3			(52)	92			967
Loans	745	5			19			(27)	2	(6)	(e)	738	5
Equity investments	1,623	(9)			212	(97)						1,729	(16)
Residential mortgage servicing rights	2,349	215			329		$7	(63)				2,837	215
Commercial mortgage servicing rights	1,106	130			10		6	(83)				1,169	130
Financial derivatives	6	6						(6)				6	7
Other assets					1				4			5
Total assets	$6,987	$348		$(22)	$577	$(186)	$13	$(233)	$99	$(10)		$7,573	$337
Liabilities
Other borrowed funds	$5						$3	$(1)				$7
Financial derivatives	140	$50				$2		(84)				108	$51
Other liabilities	239	6					329	(324)				250
Total liabilities	$384	$56				$2	$332	$(409)				$365	$51
Net gains (losses)		$292	(f)										$286	(g)

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended September 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2022
Assets
Residential mortgage loans held for sale	$83	$(4)			$46	$(1)		$(2)	$8	$(14)	(e)	$116	$(4)
Commercial mortgage loans held for sale	38							(3)				35
Securities available for sale
Residential mortgage- backed non-agency	925	4		$(18)				(40)				871
Commercial mortgage-backed non-agency	3											3
Asset-backed	138			(5)				(6)				127
Other	67			2								69
Total securities available for sale	1,133	4		(21)				(46)				1,070
Loans	804	(1)			11	(2)		(35)		(2)	(e)	775
Equity investments	1,867	167			69	(308)						1,795	65
Residential mortgage servicing rights	1,620	135			363		$11	(55)				2,074	135
Commercial mortgage servicing rights	988	176			7		17	(56)				1,132	176
Financial derivatives	13	4			1			(10)				8	7
Total assets	$6,546	$481		$(21)	$497	$(311)	$28	$(207)	$8	$(16)		$7,005	$379
Liabilities
Other borrowed funds	$3							$(1)				$2
Financial derivatives	213	$(11)				$4		(86)				120	$(7)
Other liabilities	182	26			$32		$362	(333)				269	24
Total liabilities	$398	$15			$32	$4	$362	$(420)				$391	$17
Net gains (losses)		$466	(f)										$362	(g)

The PNC Financial Services Group, Inc. – Form 10-Q 83

(Continued from previous page)

Nine Months Ended September 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2023
Assets
Residential mortgage loans held for sale	$243	$(3)			$12	$(131)		$(9)	$4	$(19)	(e)	$97	$(3)
Commercial mortgage loans held for sale	33							(8)				25
Securities available for sale
Residential mortgage- backed non-agency	819	13		$(16)				(103)				713
Commercial mortgage- backed non-agency	3								92			95
Asset-backed	124	1		(3)				(19)				103
Other	55	(1)		(3)	6			(4)	3			56
Total securities available for sale	1,001	13		(22)	6			(126)	95			967
Loans	769	11			39	(1)		(77)	17	(20)	(e)	738	11
Equity investments	1,778	136			444	(495)				(134)	(d)	1,729	103
Residential mortgage servicing rights	2,310	248			438		$17	(176)				2,837	248
Commercial mortgage servicing rights	1,113	238			27		38	(247)				1,169	238
Financial derivatives	5	13			3			(15)				6	16
Other assets					1				4			5
Total assets	$7,252	$656		$(22)	$970	$(627)	$55	$(658)	$120	$(173)		7,573	$613
Liabilities
Other borrowed funds	$4						$9	$(6)				$7
Financial derivatives	123	$168				$5		(188)				108	$173
Other liabilities	294	61					436	(541)				250	41
Total liabilities	$421	$229				$5	$445	$(735)				$365	$214
Net gains (losses)		$427	(f)										$399	(g)

84    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine Months Ended September 30, 2022

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2022
Assets
Residential mortgage loans held for sale	$81	$(6)			$91	$(33)		$(11)	$22	$(28)	(e)	$116	$(6)
Commercial mortgage loans held for sale	49	(4)						(10)				35	(4)
Securities available for sale
Residential mortgage- backed non-agency	1,097	19		$(84)				(161)				871
Commercial mortgage- backed non-agency	3											3
Asset-backed	163	1		(18)				(19)				127
Other	69				3			(3)				69
Total securities available for sale	1,332	20		(102)	3			(183)				1,070
Loans	884	20			31	(10)		(132)		(18)	(e)	775	20
Equity investments	1,680	312			185	(382)						1,795	211
Residential mortgage servicing rights	1,078	505			620		$49	(178)				2,074	506
Commercial mortgage servicing rights	740	438			32		52	(130)				1,132	438
Financial derivatives	38	(2)			4			(32)				8	18
Total assets	$5,882	$1,283		$(102)	$966	$(425)	$101	$(676)	$22	$(46)		$7,005	$1,183
Liabilities
Other borrowed funds	$3						$4	$(5)				$2
Financial derivatives	285	$12				$10		(187)				120	$22
Other liabilities	175	47			$32		604	(589)				269	39
Total liabilities	$463	$59			$32	$10	$608	$(781)				$391	$61
Net gains (losses)		$1,224	(f)										$1,122	(g)
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

The PNC Financial Services Group, Inc. – Form 10-Q 85

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 68: Fair Value Measurements – Recurring Quantitative Information

September 30, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$25	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 7,140bps (2,611bps)
Residential mortgage-backed non-agency securities	713	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.8%)
			Constant default rate	0.0% - 12.0% (2.8%)
			Loss severity	10.0% - 71.4% (42.1%)
			Spread over the benchmark curve (b)	250bps weighted-average
Asset-backed securities	103	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 11.0% (5.3%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	30.0% - 100.0% (48.8%)
			Spread over the benchmark curve (b)	256bps weighted-average
Loans - Residential real estate - Uninsured	555	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.6%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	8.4% weighted-average
Loans - Home equity - First-lien	19	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (63.3%)
			Loss severity	0.0% - 100.0% (15.2%)
			Discount rate	5.5% - 7.5% (6.3%)
Loans - Home equity	89	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (44.7%)
Equity investments	1,729	Multiple of adjusted earnings	Multiple of earnings	4.5x - 20.0x (9.7x)
Residential mortgage servicing rights	2,837	Discounted cash flow	Constant prepayment rate	0.0% - 29.7% (5.8%)
			Spread over the benchmark curve (b)	337bps - 1,650bps (765bps)
Commercial mortgage servicing rights	1,169	Discounted cash flow	Constant prepayment rate	5.2% - 7.4% (5.4%)
			Discount rate	8.3% - 10.7% (10.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(99)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2024
Insignificant Level 3 assets, net of liabilities (d)	(7)
Total Level 3 assets, net of liabilities (e)	$7,208

86    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$33	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 2,465bps (959bps)
Residential mortgage-backed non-agency securities	819	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (9.9%)
			Constant default rate	0.0% - 13.0% (4.0%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	289bps weighted-average
Asset-backed securities	124	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.5%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	296bps weighted-average
Loans - Residential real estate - Uninsured	570	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (66.2%)
			Loss severity	0.0% - 100.0% (6.2%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.9% weighted-average
Loans - Home equity - First-lien	25	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.5%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity	98	Consensus pricing (c)	Credit and Liquidity discount	0.4% - 100.0% (46.2%)
Equity investments	1,778	Multiple of adjusted earnings	Multiple of earnings	4.5x - 25.0x (9.1x)
Residential mortgage servicing rights	2,310	Discounted cash flow	Constant prepayment rate	0.0% - 34.5% (6.7%)
			Spread over the benchmark curve (b)	254bps - 1,653bps (766bps)
Commercial mortgage servicing rights	1,113	Discounted cash flow	Constant prepayment rate	3.9% - 9.8% (4.3%)
			Discount rate	7.8% - 10.1% (9.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(107)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.61 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(8)
Total Level 3 assets, net of liabilities (e)	$6,831
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
(e)Consisted of total Level 3 assets of $7.6 billion and total Level 3 liabilities of $0.4 billion as of September 30, 2023 and $7.3 billion and $0.4 billion as of December 31, 2022, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 87

Assets measured at fair value on a nonrecurring basis follow:

Table 69: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2023	December 31 2022	September 30 2023	September 30 2022	September 30 2023	September 30 2022
Assets
Nonaccrual loans	$361	$280	$(84)	$(111)	$(260)	$(145)
Equity investments	57	135	(15)		(19)
OREO and foreclosed assets	11	10	(1)		(1)
Long-lived assets	4	23	(3)	(1)	(17)	(5)
Total assets	$433	$448	$(103)	$(112)	$(297)	$(150)
(a)All Level 3 for the periods presented, except for $28 million and $42 million included in Equity investments which were categorized as Level 1 as of September 30, 2023 and December 31, 2022, respectively.
(b)Valuation techniques applied were discounted cash flow and fair value of property or collateral.
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

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Fair Value and Principal Balances

	September 30, 2023			December 31, 2022
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$486	$496	$(10)	$609	$633	$(24)
Accruing loans 90 days or more past due	10	10		5	5
Nonaccrual loans	33	40	(7)	40	49	(9)
Total	$529	$546	$(17)	$654	$687	$(33)
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$365	$368	$(3)	$261	$256	$5
Nonaccrual loans	14	43	(29)	15	44	(29)
Total	$379	$411	$(32)	$276	$300	$(24)
Loans
Accruing loans less than 90 days past due	$505	$518	$(13)	$509	$521	$(12)
Accruing loans 90 days or more past due	140	152	(12)	155	167	(12)
Nonaccrual loans	599	815	(216)	646	880	(234)
Total	$1,244	$1,485	$(241)	$1,310	$1,568	$(258)
Other assets	$68	$75	$(7)	$80	$80
Liabilities
Other borrowed funds	$37	$38	$(1)	$31	$32	$(1)
Other liabilities	$141		$141	$196		$196
(a)There were no accruing loans 90 days or more past due within this category at September 30, 2023 or December 31, 2022.
88    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2023	2022	2023	2022
Assets
Residential mortgage loans held for sale	$(3)	$(29)	$14	$(92)
Commercial mortgage loans held for sale	$6	$14	$29	$34
Loans	$8	$1	$17	$37
Other assets		$(3)	$(12)	$(21)
Liabilities
Other liabilities		$(24)	$(41)	$(40)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2023 and December 31, 2022. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 15 Fair Value in our 2022 Form 10-K.
Table 72: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets
Cash and due from banks	$5,300	$5,300	$5,300
Interest-earning deposits with banks	41,484	41,484		$41,484
Securities held to maturity	91,803	84,447	30,110	54,189	$148
Net loans (excludes leases)	305,911	295,609			295,609
Other assets	5,916	5,916		5,915	1
Total assets	$450,414	$432,756	$35,410	$101,588	$295,758
Liabilities
Time deposits	$27,209	$27,142		$27,142
Borrowed funds	65,052	65,127		63,943	$1,184
Unfunded lending related commitments	640	640			640
Other liabilities	1,106	1,106		1,106
Total liabilities	$94,007	$94,015		$92,191	$1,824
December 31, 2022
Assets
Cash and due from banks	$7,043	$7,043	$7,043
Interest-earning deposits with banks	27,320	27,320		$27,320
Securities held to maturity	95,183	90,279	30,748	59,377	$154
Net loans (excludes leases)	313,460	310,864			310,864
Other assets	6,022	6,022		6,020	2
Total assets	$449,028	$441,528	$37,791	$92,717	$311,020
Liabilities
Time deposits	$18,470	$18,298		$18,298
Borrowed funds	57,182	57,557		55,922	$1,635
Unfunded lending related commitments	694	694			694
Other liabilities	660	660		660
Total liabilities	$77,006	$77,209		$74,880	$2,329

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

During the second quarter, in anticipation of LIBOR’s cessation on June 30, 2023, LIBOR-indexed interest-rate swap contracts with central clearing counterparties were subject to a conversion process whereby an individual LIBOR swap contract was exchanged for a SOFR replacement swap contract, along with one or more overlay swap contracts replicating the final LIBOR cash flows on the original swap contract. The swap contracts exchanged were substantially economically equivalent. Conversion-related valuation differences were settled in cash on the conversion dates and were not material. The SOFR replacement and overlay swaps are considered separate contracts, and the overlay swaps will result in a gross-up of the notional amounts presented until those swaps mature upon settlement of the final LIBOR payment. The majority of overlay swaps matured during the third quarter of 2023.
Table 73: Total Gross Derivatives (a)

	September 30, 2023			December 31, 2022
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts:
Fair value hedges (d)	$29,523			$24,231
Cash flow hedges (d)	35,241		$2	40,310		$1
Cash flow hedges - other (e)	25,000	$222	281
Foreign exchange contracts:
Net investment hedges	1,168	22		1,120	$24
Total derivatives designated for hedging	$90,932	$244	$283	$65,661	$24	$1
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps (g)	$45,056		$4	$47,908	$7	$1
Futures (h)	8,860			5,537
Mortgage-backed commitments	4,750	$77	73	4,516	85	89
Other	16,588	51	21	18,017	90	14
Total interest rate contracts	75,254	128	98	75,978	182	104
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps (g)	420,301	2,170	6,579	354,150	1,597	5,397
Futures (h)	41			32
Mortgage-backed commitments	3,675	27	11	2,799	10	6
Other	28,734	292	285	29,071	334	321
Total interest rate contracts	452,751	2,489	6,875	386,052	1,941	5,724
Commodity contracts:
Swaps	6,558	477	504	5,792	1,003	1,067
Other	2,894	71	73	4,488	205	202
Total commodity contracts	9,452	548	577	10,280	1,208	1,269
Foreign exchange contracts and other	31,358	312	277	30,512	366	293
Total derivatives for customer-related activities	493,561	3,349	7,729	426,844	3,515	7,286
Derivatives used for other risk management activities:
Foreign exchange contracts and other	17,427	117	110	12,785	47	227
Total derivatives not designated for hedging	$586,242	$3,594	$7,937	$515,607	$3,744	$7,617
Total gross derivatives	$677,174	$3,838	$8,220	$581,268	$3,768	$7,618
Less: Impact of legally enforceable master netting agreements		1,396	1,396		1,523	1,523
Less: Cash collateral received/paid		1,593	1,599		714	1,571
Total derivatives		$849	$5,225		$1,531	$4,524
(a)Centrally cleared derivatives are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.
(b)Included in Other assets on our Consolidated Balance Sheet.
(c)Included in Other liabilities on our Consolidated Balance Sheet.
(d)Represents primarily swaps.
(e)Represents caps and floors.
(f)Includes both residential and commercial mortgage banking activities.
(g)At September 30, 2023, the gross-up of the notional amounts due to overlay swap contracts used for mortgage banking and customer-related activities were $0.4 billion and $22.6 billion, respectively
(h)Futures contracts are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.

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

In the 12 months that follow September 30, 2023, we expect to reclassify net derivative losses of $1.5 billion pretax, or $1.1 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is eight years.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 74: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2023
Total amounts in the Consolidated Income Statement	$4,643	$892	$993	$94
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(156)	$416
Derivatives		$158	$(421)
Amounts related to interest settlements on derivatives		$8	$(167)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(418)	$(8)
For the three months ended September 30, 2022
Total amounts in the Consolidated Income Statement	$3,138	$715	$317	$317
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(85)	$696
Derivatives		$86	$(706)
Amounts related to interest settlements on derivatives		$(1)	$1
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(122)	$(7)
For the nine months ended September 30, 2023
Total amounts on the Consolidated Income Statement	$13,424	$2,660	$2,679	$481
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(157)	$551
Derivatives		$163	$(569)
Amounts related to interest settlements on derivatives		$20	$(427)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,108)	$(21)
For the nine months ended September 30, 2022
Total amounts on the Consolidated Income Statement	$7,935	$1,890	$542	$705
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(131)	$2,073
Derivatives		$135	$(2,101)
Amounts related to interest settlements on derivatives		$(4)	$185
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(5)	$3
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

The PNC Financial Services Group, Inc. – Form 10-Q 93

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 75: Hedged Items - Fair Value Hedges

	September 30, 2023		December 31, 2022
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$1,874	$(282)	$2,376	$(121)
Borrowed funds	$25,959	$(1,834)	$21,781	$(1,283)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both September 30, 2023 and December 31, 2022.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $44 million and $(2) million for the three and nine months ended September 30, 2023, respectively, and insignificant for both the three and nine months ended September 30, 2022.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 16 Financial Derivatives in our 2022 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 76: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(224)	$(245)	$(301)	$(700)
Derivatives used for customer-related activities:
Interest rate contracts	11	65	46	231
Foreign exchange contracts and other	31	(2)	145	22
Gains from customer-related activities (b)	42	63	191	253
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	129	309	(85)	572
Total gains (losses) from derivatives not designated as hedging instruments	$(53)	$127	$(195)	$125
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

Table 77 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at September 30, 2023 and December 31, 2022. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master
94    The PNC Financial Services Group, Inc. – Form 10-Q

netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

Table 77: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$43			$43			$43
Over-the-counter	2,796	$1,014	$1,318	464		$116	348
Commodity contracts	548	250	71	227		2	225
Foreign exchange and other contracts	451	132	204	115			115
Total derivative assets	$3,838	$1,396	$1,593	$849	(a)	$118	$731
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$30			$30			$30
Over-the-counter	7,226	$811	$1,567	4,848		$87	4,761
Commodity contracts	577	459	31	87			87
Foreign exchange and other contracts	387	126	1	260			260
Total derivative liabilities	$8,220	$1,396	$1,599	$5,225	(b)	$87	$5,138
December 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	2,100	$974	$630	496		$34	462
Commodity contracts	1,208	335	2	871			871
Foreign exchange and other contracts	437	214	82	141			141
Total derivative assets	$3,768	$1,523	$714	$1,531	(a)	$34	$1,497
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	5,801	$625	$1,041	4,135		$78	4,057
Commodity contracts	1,269	679	520	70		4	66
Foreign exchange and other contracts	520	219	10	291			291
Total derivative liabilities	$7,618	$1,523	$1,571	$4,524	(b)	$82	$4,442
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

At September 30, 2023, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.5 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to
The PNC Financial Services Group, Inc. – Form 10-Q 95

meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.6 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2023 and December 31, 2022.

Table 78: Credit-Risk Contingent Features

In billions	September 30, 2023	December 31, 2022
Net derivative liabilities with credit-risk contingent features	$6.5	$5.8
Collateral posted	1.7	1.7
Maximum additional amount of collateral exposure	$4.8	$4.1
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 21 Legal Proceedings in our 2022 Form 10-K, in Note 13 Legal Proceedings in our first quarter 2023 Form 10-Q and in Note 13 Legal Proceedings in our second quarter 2023 Form 10-Q (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2023, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 21 Legal Proceedings in our 2022 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the Disclosed Matters, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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
96    The PNC Financial Services Group, Inc. – Form 10-Q

Interchange Litigation

In September 2023, Visa announced proposed amendments to its Certificate of Incorporation to institute, if approved by stockholders, an exchange offer program that would initially convert Visa’s Class B common stock to Class B-1 common stock and release transfer restrictions on up to 50% of the Class B-1 common stock. By participating in the program, a holder of Class B-1 common stock would have the ability to exchange up to half of its Class B-1 common stock into Visa’s Class C common stock. Subject to certain restrictions, the Class C shares could then be converted into Visa’s Class A shares at the then-applicable conversion rate, which, subject to lock-up periods, could be sold on the open market. The exchanges would be subject to the applicable stockholder agreeing to make-whole agreements that would subject them to the same indemnity obligations to Visa as are currently present. Three additional such exchanges taking place no less than one year apart, and permitting a holder of Visa’s Class B-1 common stock to exchange up to half of its then held Class B-1 common stock into Visa’s Class C common stock, would be possible but not guaranteed.

USAA Patent Infringement Litigation

In July 2023, both PNC and USAA appealed the Final Written Decision of the Patent Trial and Appeal Board that held unpatentable many of the claims of the patent presented to the jury in United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246) (the “third Texas case”). It held that other claims of that patent were patentable. With respect to the other patent originally at issue in the third Texas case and subject to inter partes review by the Patent Trial and Appeal Board, in August 2023, USAA appealed the Final Written Decision of the Patent Trial and Appeal Board that held all of the claims unpatentable. This second patent was not presented to the jury in the third Texas case.

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

Total business segment financial results differ from total consolidated net income. These differences are reflected in the “Other” category in Table 79. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, certain corporate overhead, tax adjustments that are not allocated to business segments, exited businesses and differences between business segment performance reporting and financial statement reporting (GAAP). Assets, revenue and earnings attributable to foreign activities were not material in the periods presented for comparison. The declines in earnings for the three months ended and nine months ended September 30, 2023 when compared to the same periods in 2022 for the “Other” category were primarily due to internal funds transfer pricing impacts between business segments.

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

98    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 79: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$2,576	$1,390	$139	$(687)	$3,418
Noninterest income	784	835	223	(27)	1,815
Total revenue	3,360	2,225	362	(714)	5,233
Provision for (recapture of) credit losses	42	102	(4)	(11)	129
Depreciation and amortization	80	52	9	144	285
Other noninterest expense	1,796	843	262	59	2,960
Income (loss) before income taxes (benefit) and noncontrolling interests	1,442	1,228	95	(906)	1,859
Income taxes (benefit)	337	263	22	(333)	289
Net income (loss)	1,105	965	73	(573)	1,570
Less: Net income attributable to noncontrolling interests	11	5			16
Net income (loss) excluding noncontrolling interests	$1,094	$960	$73	$(573)	$1,554
Average Assets	$114,724	$230,082	$16,161	$193,996	$554,963
2022
Income Statement
Net interest income	$2,017	$1,345	$165	$(52)	$3,475
Noninterest income	725	887	231	231	2,074
Total revenue	2,742	2,232	396	179	5,549
Provision for (recapture of) credit losses	92	150	4	(5)	241
Depreciation and amortization	76	50	6	145	277
Other noninterest expense	1,825	840	268	70	3,003
Income (loss) before income taxes (benefit) and noncontrolling interests	749	1,192	118	(31)	2,028
Income taxes (benefit)	175	258	28	(73)	388
Net income	574	934	90	42	1,640
Less: Net income (loss) attributable to noncontrolling interests	14	5		(3)	16
Net income excluding noncontrolling interests	$560	$929	$90	$45	$1,624
Average Assets	$114,619	$224,984	$14,820	$192,674	$547,097

The PNC Financial Services Group, Inc. – Form 10-Q 99

(Continued from previous page)
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$7,305	$4,122	$391	$(1,305)	$10,513
Noninterest income	2,229	2,542	681	164	5,616
Total revenue	9,534	6,664	1,072	(1,141)	16,129
Provision for (recapture of) credit losses	266	283	(5)	(34)	510
Depreciation and amortization	239	159	22	430	850
Other noninterest expense	5,468	2,596	809	215	9,088
Income (loss) before income taxes (benefit) and noncontrolling interests	3,561	3,626	246	(1,752)	5,681
Income taxes (benefit)	834	775	58	(750)	917
Net income (loss)	2,727	2,851	188	(1,002)	4,764
Less: Net income attributable to noncontrolling interests	32	15		3	50
Net income (loss) excluding noncontrolling interests	$2,695	$2,836	$188	$(1,005)	$4,714
Average Assets	$114,975	$232,914	$15,578	$194,107	$557,574
2022
Income Statement
Net interest income	$5,210	$3,720	$456	$(56)	$9,330
Noninterest income	2,218	2,659	713	437	6,027
Total revenue	7,428	6,379	1,169	381	15,357
Provision for (recapture of) credit losses	66	15	11	(23)	69
Depreciation and amortization	233	153	20	437	843
Other noninterest expense	5,473	2,508	775	97	8,853
Income (loss) before income taxes (benefit) and noncontrolling interests	1,656	3,703	363	(130)	5,592
Income taxes (benefit)	389	803	85	(250)	1,027
Net income	1,267	2,900	278	120	4,565
Less: Net income (loss) attributable to noncontrolling interests	45	12		(5)	52
Net income excluding noncontrolling interests	$1,222	$2,888	$278	$125	$4,513
Average Assets	$113,157	$215,163	$14,360	$205,763	$548,443
(a)There were no material intersegment revenues for the three and nine months ended September 30, 2023 and 2022.
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

The PNC Financial Services Group, Inc. – Form 10-Q 101

Table 80: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$217			$224
Brokerage fees	$129		2	$131		2
Total asset management and brokerage	129		219	131		226
Card and cash management
Treasury management fees	10	$351		11	$328
Debit card fees	175			175
Net credit card fees (a)	54			60
Merchant services	42	20		48	16
Other	24			23
Total card and cash management	305	371		317	344
Lending and deposit services
Deposit account fees	170			146
Other	18	8		16	8
Total lending and deposit services	188	8		162	8
Residential and commercial mortgage (b)		32			36
Capital markets and advisory		124			155
Other		22			11
Total in-scope noninterest income	622	557	219	610	554	226
Out-of-scope noninterest income (c)	162	278	4	115	333	5
Noninterest income by business segment	$784	$835	$223	$725	$887	$231
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,398			$1,390
Out-of-scope business segment noninterest income (c)			444			453
Noninterest income from other segments			(27)			231
Noninterest income as shown on the Consolidated Income Statement			$1,815			$2,074

102    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$663			$693
Brokerage fees	$383		6	$400		6
Total asset management and brokerage	383		669	400		699
Card and cash management
Treasury management fees	31	$1,024		30	$957
Debit card fees	518			513
Net credit card fees (a)	173			178
Merchant services	126	58		141	47
Other	73			73
Total card and cash management	921	1,082		935	1,004
Lending and deposit services
Deposit account fees	476			433
Other	54	24		50	25
Total lending and deposit services	530	24		483	25
Residential and commercial mortgage (b)		114			100
Capital markets and advisory		410			564
Other		44			33
Total in-scope noninterest income	1,834	1,674	669	1,818	1,726	699
Out-of-scope noninterest income (c)	395	868	12	400	933	14
Noninterest income by business segment	$2,229	$2,542	$681	$2,218	$2,659	$713
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$4,177			$4,243
Out-of-scope business segment noninterest income (c)			1,275			1,347
Noninterest income from other segments			164			437
Noninterest income as shown on the Consolidated Income Statement			$5,616			$6,027
(a)Net credit card fees consists of interchange fees of $169 million for both the three months ended September 30, 2023 and 2022. Credit card reward costs totaled $115 million and $109 million for the three months ended September 30, 2023 and 2022, respectively. Net credit card fees consists of interchange fees of $502 million and $489 million and credit card reward costs of $329 million and $311 million for the nine months ended September 30, 2023 and 2022, respectively.
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

NOTE 16 REGULATORY MATTERS

FDIC Special Assessment Pursuant to Systemic Risk Determination
In May 2023, the FDIC proposed a rule to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Under the proposal, the FDIC would collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of 12.5 basis points of PNC’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5.0 billion), over eight quarterly assessment periods, beginning after the first quarter 2024. We expect the FDIC will enact a special deposit insurance assessment that will significantly increase our FDIC deposit insurance costs. The total cost and timing is subject to the pending finalization of the assessment.

Proposed Expanded Risk-Based Capital Rules
On July 27, 2023, the Federal Reserve, OCC, and FDIC proposed for public comment an interagency rule to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank. The proposed rule will apply an expanded risk-based approach which leverages the Basel rules, including the calculation of risk-weighted assets, in addition to the current U.S. standardized approach. In addition, this proposal would align the regulatory capital elements and required deductions for Category III banking organizations such as PNC and PNC Bank with those currently applicable to Category I and II banking organizations. PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and deduct from CET1 capital, among other items, mortgage servicing assets and deferred tax assets that individually exceed 10% of CET1 capital or in the aggregate with other threshold items that exceed 15% of CET1 capital. PNC and PNC Bank would be required to calculate their risk-based capital ratios under the existing standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for their risk-based capital minimums and buffer requirements, including the SCB. The proposed effective date is July 1, 2025, with certain provisions—
The PNC Financial Services Group, Inc. – Form 10-Q 103

including the recognition of AOCI elements in regulatory capital and the increase in risk-weighted assets due to the expanded risk-based approach—having a three-year phase-in period. The closing date for the comment period for the proposal was extended from November 30, 2023 to January 16, 2024.

NOTE 17 SUBSEQUENT EVENTS

On October 2, 2023, PNC acquired a portfolio of capital commitments facilities from Signature Bridge Bank, N.A. through an agreement with the FDIC as receiver of the former Signature Bank, New York. The acquired portfolio represents approximately $16 billion in total commitments, including approximately $9 billion of funded loans. The transaction did not have a material impact to PNC’s total assets, capital ratios or tangible book value per share. PNC purchased these commitments and loans without any funding, guarantees or loss-sharing agreements from the FDIC. The facilities acquired are primarily comprised of fund subscription lines to private equity sponsors to help them manage liquidity and bridge financing for investments.

On October 6, 2023, PNC committed to a workforce reduction that is expected to reduce our workforce by approximately 4%. PNC has incurred one-time expenses of approximately $150 million primarily related to cash severance, benefits and related termination costs.

On October 20, 2023, the parent company issued $1.25 billion of senior fixed-to-floating rate notes with a maturity date of October 20, 2027 (the “2027 Senior Notes”) and $2.25 billion of senior fixed-to-floating rate notes with a maturity date of October 20, 2034 (the “2034 Senior Notes”). Interest is payable on the 2027 Senior Notes semi-annually at a fixed rate of 6.615% per annum, on April 20 and October 20 of each year, beginning on April 20, 2024. Beginning on October 20, 2026, interest is payable on the 2027 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.730%, on January 20, 2027, April 20, 2027, July 20, 2027 and at the maturity date. Interest is payable on the 2034 Senior Notes semi-annually in arrears at a fixed rate of 6.875% per annum, on April 20 and October 20 of each year, beginning on April 20, 2024. Beginning on October 20, 2033, interest is payable on the 2034 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 2.284%, on January 20, 2034, April 20, 2034, July 20, 2034 and at the maturity date.

On November 1, 2023, PNC redeemed $1.0 billion of depositary shares representing interests in PNC’s fixed-to-floating non-cumulative perpetual preferred stock, Series O. Each depositary share represents 1/100th interest in a share of the Series O preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share. The redemption price does not include the regular quarterly dividend on the depositary shares that was declared and paid separately on November 1, 2023, to holders of record on the record date for such dividend payment in the customary manner. All one million depositary shares outstanding were redeemed.

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,347	$632	2.69%	$45,633	$687	2.01%
Non-agency	659	47	9.42%	885	50	7.57%
Commercial mortgage-backed	2,976	66	2.95%	4,354	81	2.49%
Asset-backed	597	29	6.44%	2,885	34	1.56%
U.S. Treasury and government agencies	8,434	139	2.17%	25,448	262	1.36%
Other	3,062	58	2.53%	4,189	82	2.61%
Total securities available for sale	47,075	971	2.75%	83,394	1,196	1.91%
Securities held to maturity
Residential mortgage-backed	44,914	919	2.73%	24,317	390	2.14%
Commercial mortgage-backed	2,398	95	5.28%	1,089	25	3.04%
Asset-backed	6,732	209	4.14%	3,587	62	2.31%
U.S. Treasury and government agencies	36,902	370	1.34%	21,243	182	1.14%
Other	3,329	114	4.61%	1,585	49	4.12%
Total securities held to maturity	94,275	1,707	2.41%	51,821	708	1.82%
Total investment securities	141,350	2,678	2.52%	135,215	1,904	1.88%
Loans
Commercial and industrial	179,342	7,666	5.64%	165,142	3,929	3.14%
Commercial real estate	36,026	1,728	6.33%	34,541	901	3.44%
Equipment lease financing	6,419	217	4.51%	6,168	173	3.73%
Consumer	54,944	2,712	6.60%	54,692	2,002	4.89%
Residential real estate	46,435	1,194	3.43%	42,378	992	3.12%
Total loans	323,166	13,517	5.54%	302,921	7,997	3.50%
Interest-earning deposits with banks	34,629	1,312	5.05%	44,641	292	0.87%
Other interest-earning assets	8,933	410	6.12%	9,637	210	2.92%
Total interest-earning assets/interest income	508,078	17,917	4.68%	492,414	10,403	2.80%
Noninterest-earning assets	49,496			56,029
Total assets	$557,574			$548,443
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$64,579	1,334	2.76%	$60,510	161	0.36%
Demand	124,070	1,739	1.87%	117,485	231	0.26%
Savings	102,475	964	1.26%	108,112	47	0.06%
Time deposits	22,931	577	3.34%	12,125	16	0.18%
Total interest-bearing deposits	314,055	4,614	1.96%	298,232	455	0.20%
Borrowed funds
Federal Home Loan Bank borrowings	33,313	1,318	5.22%	7,957	133	2.20%
Bank notes and senior debt	21,370	947	5.85%	16,249	222	1.80%
Subordinated debt	5,745	264	6.12%	7,131	123	2.30%
Other	4,964	150	3.98%	5,457	64	1.54%
Total borrowed funds	65,392	2,679	5.41%	36,794	542	1.95%
Total interest-bearing liabilities/interest expense	379,447	7,293	2.54%	335,026	997	0.39%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	114,063			148,062
Accrued expenses and other liabilities	15,567			16,061
Equity	48,497			49,294
Total liabilities and equity	$557,574			$548,443
Interest rate spread			2.14%			2.41%
Impact of noninterest-bearing sources			0.64			0.13
Net interest income/margin		$10,624	2.78%		$9,406	2.54%
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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,020	$211	2.73%	$32,500	$192	2.36%
Non-agency	627	17	10.42%	748	14	7.62%
Commercial mortgage-backed	2,880	25	3.41%	3,489	23	2.70%
Asset-backed	989	16	6.30%	110	2	6.31%
U.S. Treasury and government agencies	7,996	47	2.28%	11,789	52	1.73%
Other	2,931	18	2.58%	3,506	22	2.47%
Total securities available for sale	46,443	334	2.87%	52,142	305	2.33%
Securities held to maturity
Residential mortgage-backed	44,112	301	2.72%	39,329	226	2.30%
Commercial mortgage-backed	2,346	33	5.55%	2,069	18	3.50%
Asset-backed	6,463	71	4.36%	6,571	42	2.58%
U.S. Treasury and government agencies	37,043	125	1.34%	34,279	102	1.19%
Other	3,256	34	4.57%	2,600	27	4.10%
Total securities held to maturity	93,220	564	2.42%	84,848	415	1.96%
Total investment securities	139,663	898	2.57%	136,990	720	2.10%
Loans
Commercial and industrial	175,206	2,625	5.86%	172,788	1,632	3.69%
Commercial real estate	36,032	607	6.59%	35,140	383	4.27%
Equipment lease financing	6,441	76	4.72%	6,202	60	3.85%
Consumer	54,744	950	6.89%	54,563	731	5.32%
Residential real estate	47,081	415	3.52%	44,333	356	3.21%
Total loans	319,504	4,673	5.75%	313,026	3,162	3.98%
Interest-earning deposits with banks	38,352	522	5.44%	31,892	185	2.32%
Other interest-earning assets	8,777	146	6.66%	9,560	94	3.94%
Total interest-earning assets/interest income	506,296	6,239	4.87%	491,468	4,161	3.35%
Noninterest-earning assets	48,667			55,629
Total assets	$554,963			$547,097
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$64,310	502	3.10%	$60,934	130	0.85%
Demand	123,730	670	2.15%	120,358	180	0.59%
Savings	100,643	379	1.49%	106,761	25	0.09%
Time deposits	25,872	241	3.67%	10,020	5	0.26%
Total interest-bearing deposits	314,555	1,792	2.26%	298,073	340	0.45%
Borrowed funds
Federal Home Loan Bank borrowings	34,109	483	5.55%	16,708	111	2.60%
Bank notes and senior debt	23,479	370	6.17%	14,597	110	2.96%
Subordinated debt	5,293	87	6.52%	7,614	65	3.43%
Other	4,584	53	4.49%	5,342	31	2.20%
Total borrowed funds	67,465	993	5.77%	44,261	317	2.81%
Total interest-bearing liabilities/interest expense	382,020	2,785	2.86%	342,334	657	0.75%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	107,981			141,167
Accrued expenses and other liabilities	15,629			15,699
Equity	49,333			47,897
Total liabilities and equity	$554,963			$547,097
Interest rate spread			2.01%			2.60%
Impact of noninterest-bearing sources			0.70			0.22
Net interest income/margin		$3,454	2.71%		$3,504	2.82%
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
(b)Loan fees for the three months ended September 30, 2023 and September 30, 2022 were $47 million and $48 million, respectively. Loan fees for the nine months ended September 30, 2023 and September 30, 2022 were $137 million and $146 million, respectively.
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
106    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income (GAAP)	$10,513	$9,330	$3,418	$3,475
Taxable-equivalent adjustments	111	76	36	29
Net interest income (non-GAAP)	$10,624	$9,406	$3,454	$3,504
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

RECONCILIATION OF CORE NONINTEREST EXPENSE GUIDANCE (non-GAAP) (a)

	Actual	Outlook - Low End		Actual	Outlook - High End
	Three months ended	Three months ended	% Change	Three months ended	Three months ended	% Change
Dollars in millions	September 30, 2023	December 31, 2023		September 30, 2023	December 31, 2023
Noninterest expense (b)	$3,245	$3,492	8%	$3,245	$3,525	9%
Less: Workforce reduction charges		150			150
Core noninterest expense (non-GAAP)	$3,245	$3,342	3%	$3,245	$3,375	4%
(a)Core noninterest expense is a non-GAAP measure calculated based on Noninterest expense less one-time costs related to the workforce reduction that are incurred outside of our core business operations. We believe this non-GAAP measure to be a useful tool for comparison of operating expenses incurred during the normal course of business.
(b)Amounts for the three months ended December 31, 2023 are estimated and, given that the amount and timing are uncertain, exclude the FDIC special assessment related to recovering the cost of the closures of Silicon Valley Bank and Signature Bank.

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2022 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity Coverage Ratio
ALLL	Allowance for loan and lease losses	LGD	Loss given default
AOCI	Accumulated other comprehensive income	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low income housing tax credit
ASU	Accounting Standards Update	LLC	Limited liability company
BHC	Bank holding company	LTV	Loan-to-value ratio
bps	Basis points	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BSBY	Bloomberg Short-Term Bank Yield Index	MSR	Mortgage servicing right
CARES Act	Coronavirus Aid, Relief and Economic Security Act	NMTC	New market tax credit
CCAR	Comprehensive Capital Analysis and Review	NSFR	Net Stable Funding Ratio
CECL	Current expected credit losses	OCC	Office of the Comptroller of the Currency
CET1	Common equity tier 1	OREO	Other real estate owned
CFPB	Consumer Financial Protection Bureau	OTC	Over-the-counter
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial Difficulty Modification	PD	Probability of default
FHLB	Federal Home Loan Bank	PPP	Paycheck Protection Program
FHLMC	Federal Home Loan Mortgage Corporation	RAC	PNC’s Reserve Adequacy Committee
FICO	Fair Isaac Corporation (credit score)	ROAP	Removal of account provisions
FNMA	Federal National Mortgage Association	SCB	Stress capital buffer
FOMC	Federal Open Market Committee	SEC	Securities and Exchange Commission
GAAP	Accounting principles generally accepted in the United States of America	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	SPE	Special purpose entity
GNMA	Government National Mortgage Association	TDR	Troubled debt restructuring
GSIB	Globally systemically important bank	U.S.	United States of America
HPI	Home price index	VaR	Value-at-risk
ISDA	International Swaps and Derivatives Association	VIE	Variable interest entity

The PNC Financial Services Group, Inc. – Form 10-Q 107

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2023 are included in the following table.

2023 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	3	$127.15		45,500
August 1 – 31	6	$136.89		45,500
September 1 – 30				45,500
Total	9	$133.83
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
(b)Consistent with the SCB framework, which allows for capital returns in amounts in excess of the SCB minimum levels (the regulatory minimum (4.5%) plus our SCB), our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 46% were still available for repurchase at September 30, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity was paused in the third quarter of 2023 and is expected to remain paused during the fourth quarter of 2023. PNC continues to evaluate the potential impact of the proposed rules and may resume share repurchase activity depending on market and economic conditions, as well as other factors. PNC's SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of PNC’s directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
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
CORPORATE INFORMATION
The PNC Financial Services Group, Inc.
Internet Information

The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website under “About Us – Investor Relations.” We use our account with X, formerly known as Twitter, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.
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
The PNC Financial Services Group, Inc. – Form 10-Q 109

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 2, 2023 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 111