Form 10-K
period 2023-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2024-02-21
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2023, determined using the per share closing price on that date on the New York Stock Exchange of $125.95, was approximately $50.0 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 2, 2024: 397,808,112
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2023 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2023 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2023 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2023 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2023 Form 10-K (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE (Continued)

PART I
Forward-Looking Statements: From time to time, The PNC Financial Services Group, Inc. has made and may continue to make written or oral forward-looking statements regarding our outlook for financial performance, such as earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting us and our future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance, including our sustainability strategy. This Annual Report on Form 10-K (the “Report” or “Form 10-K”) includes such forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Risk Management, Critical Accounting Estimates and Judgments, and Cautionary Statement Regarding Forward-Looking Information sections included in Item 7, and Note 20 Legal Proceedings. In this Report, “PNC,” “we,” “us,” “the Company” or “the Corporation” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 184 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS
Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S. At December 31, 2023, our consolidated total assets, total deposits and total shareholders’ equity were $561.6 billion, $421.4 billion and $51.1 billion, respectively.

We were incorporated under the laws of the Commonwealth of Pennsylvania in 1983 with the consolidation of Pittsburgh National Corporation and Provident National Corporation. Since 1983, we have diversified our geographical presence, business mix and product capabilities through organic growth, strategic bank and non-bank acquisitions and equity investments, and the formation of various non-banking subsidiaries. We offer a broad range of deposit, credit and fee-based products and services to serve our customers. See Note 22 Segment Reporting for additional details regarding our products and services.

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

Signature Bank Portfolio Acquisition
On October 2, 2023, PNC acquired a portfolio of capital commitments facilities from Signature Bridge Bank, N.A. through an agreement with the FDIC as receiver of the former Signature Bank, New York. The acquired portfolio represented approximately $16.0 billion in total commitments, including approximately $9.0 billion of funded loans, at the time of acquisition.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  1

Subsidiaries

Our corporate legal structure at December 31, 2023 consisted of one domestic subsidiary bank, including its subsidiaries, and 54 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. Our bank subsidiary is PNC Bank, a national bank chartered in Wilmington, Delaware. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

Statistical Disclosure By Bank Holding Companies
The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Form 10-K page
Average Consolidated Balance Sheet and Net Interest Analysis	180
Analysis of Year-To-Year Changes in Net Interest Income	181
Maturities and Weighted-Average Yield of Securities	110 and 180
Selected Loan Maturities and Interest Sensitivity	183
Credit Ratios	63, 66 and 67
Allocation of Allowance for Credit Losses	66
Average Amount and Average Rate Paid on Deposits	180
Uninsured Deposits and Time Deposits	183

Supervision and Regulation

The PNC Financial Services Group, Inc. is a BHC registered under the BHC Act and a financial holding company under the GLB Act. PNC primarily conducts its business through its domestic bank subsidiary, PNC Bank, a national banking association chartered and located in Wilmington, Delaware.

We are subject to numerous governmental regulations, some of which are highlighted below. See Note 19 Regulatory Matters for additional information regarding our regulatory matters. Applicable laws and regulations restrict our permissible activities and investments, impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold, and require compliance with protections for loan, deposit, brokerage, fiduciary, investment management and other customers, among other things. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our bank subsidiary, and impose capital adequacy and liquidity requirements. The consequences of noncompliance with these, or other applicable laws or regulations, can include substantial monetary and nonmonetary sanctions. See the additional information included as Risk Factors in Item 1A of this Report discussing the impact of financial regulatory initiatives on the regulatory environment for us and the financial services industry.

In addition, we are subject to comprehensive supervision and examination by many regulatory bodies, including the Federal Reserve and the OCC. These examinations consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the Board of Directors, the effectiveness of internal controls and internal audit function, earnings, liquidity and various other factors.

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

2    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

Among the areas that have been receiving a high level of regulatory focus are compliance with the BSA/AML laws, capital and liquidity management (including contingency, recovery, and resolution planning), the structure and effectiveness of enterprise risk management frameworks (including for climate-related risks), the protection of confidential customer information, cybersecurity, the oversight of arrangements with third-party vendors and suppliers, use of unapproved messaging applications by employees in regulated entities, and compliance with fair lending and other consumer protection laws and regulations, including those governing retail sales practices, fee disclosures, unfair, deceptive or abusive acts or practices, collection practices, and protections for military service members.

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

Banking Regulation and Supervision
Regulatory Capital Requirements, Stress Testing and Capital Planning. PNC and PNC Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively. The foundation of the agencies’ regulatory capital rules is the international regulatory capital framework developed by the Basel Committee, the international body responsible for developing global regulatory standards for banking organizations for consideration and adoption by national jurisdictions. The regulatory capital rules establish minimum requirements for the ratio of a banking organization’s regulatory capital to its risk-weighted assets, referred to as risk-based capital requirements, as well as for the ratio of its regulatory capital to measures of assets and other exposures, referred to as leverage capital requirements. The agencies’ regulatory capital rules have undergone significant change since 2013, when the agencies adopted final rules to implement the Basel Committee’s international regulatory capital framework, known as “Basel III”, as well as certain provisions of Dodd-Frank. On July 27, 2023, and as described in more detail below, the Federal Reserve, OCC, and FDIC proposed for public comment an interagency rule to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank.

The federal banking agencies currently tailor the application of their capital, liquidity and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization. The agencies’ capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital and liquidity requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III firms because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. Under current rules, any of these no longer being the case, PNC and PNC Bank would become a Category I or II institution, and subject to more stringent capital and liquidity standards. As of December 31, 2023, PNC had cross-jurisdictional activities for these purposes of $21.3 billion. Some of the benefits of tailored application of capital, liquidity, and enhanced prudential requirements under current rules may be reversed if the agencies adopt, as proposed, certain rules issued in 2023 for comment as described further below.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  3

Under the current regulatory capital rules, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such categories individually exceed 25% of the institution’s adjusted CET1 capital. As of December 31, 2023, PNC and PNC Bank’s investments in unconsolidated financial institutions, MSRs and deferred tax assets did not exceed this threshold.

The agencies’ capital rules permit banking organizations that were subject to CECL during 2020 to delay CECL’s estimated impact on CET1 capital. PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See Note 1 Accounting Policies for more detail on CECL and the ACL.

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

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” BHCs subject to the Federal Reserve’s CCAR process, such as PNC, are subject to a CET1 SCB. The SCB is calculated based on the difference between a firm’s starting and minimum CET1 ratio (as projected by the Federal Reserve) in the supervisory severely adverse scenario during the CCAR process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2023, PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

PNC and PNC Bank must maintain risk-based capital above the minimum risk-based capital ratio requirements plus its SCB (in the case of PNC) or capital conservation buffer (in the case of PNC Bank) in order to avoid limitations on capital distributions, including paying dividends and executing repurchases or redemptions of any Tier 1 capital instrument, such as common and qualifying preferred stock, and certain discretionary incentive compensation payments. As a result, to avoid limitations on capital distributions and certain discretionary incentive compensation payments, PNC and PNC Bank must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a Total capital ratio of at least 10.5%. In addition, while a firm’s SCB is typically determined as part of the Federal Reserve’s annual CCAR process, the Federal Reserve has the right to conduct supervisory stress tests, require a firm to submit a revised capital plan and calculate a firm’s SCB more frequently. BHCs subject to a SCB, such as PNC, generally may increase their capital distributions without seeking prior Federal Reserve approval, provided the BHC otherwise complies with its SCB and any other applicable capital or capital distribution requirements.

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

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, and require Category III banking organizations to maintain a minimum amount of Tier 1 capital as compared to total leverage exposure, referred to as the supplementary leverage ratio. Total leverage exposure takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and
4    The PNC Financial Services Group, Inc. – 2023 Form 10-K

potential future exposure under derivative contracts. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%, and Category III banking organizations must maintain a minimum supplementary leverage ratio of 3.0%. As of December 31, 2023, the leverage and supplementary leverage ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not currently subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum total loss-absorbing capacity or enhanced supplementary leverage ratio requirements that apply to U.S. GSIBs. However, it is possible that the agencies may apply one or more of these requirements in the future to additional BHCs or insured depository institutions like PNC and PNC Bank. In August 2023, the federal banking agencies proposed rules that would require Category II, III, and IV bank holding companies and banks to issue and maintain minimum amounts of long-term debt that satisfy certain requirements. Additionally, Category II, III, and IV bank holding companies would be subject to “clean holding company” requirements, which would prohibit such companies from entering into certain financial arrangements and cap certain liabilities. PNC, as a Category III holding company, and PNC Bank would be subject to the rules and would have a three-year phase-in period after any final rule to achieve compliance with the long-term debt requirements. If the long-term debt rules were finalized in their current form, we would expect to achieve compliance through normal course funding.

Failure to meet applicable capital requirements could subject a banking organization to a variety of enforcement remedies available to the federal banking agencies, including limitations on capital distributions, the issuance of a capital directive to increase capital and, in severe cases, the termination of deposit insurance by the FDIC and the appointment of a conservator or receiver. In some cases, the extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The thresholds at which an insured depository institution is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” are based on (i) the institution’s CET1, Tier 1 and total risk-based capital ratios; (ii) the institution’s leverage ratio; and (iii) for the definitions of “adequately capitalized” and “undercapitalized”, the institution’s supplementary leverage ratio (if applicable). Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, PNC and PNC Bank must remain “well capitalized” for PNC to continue to take advantage of financial holding company status as described below.

At December 31, 2023, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section of this Report and Note 19 Regulatory Matters.

The federal banking agencies issued a proposed rule in July 2023 to implement the final components of the Basel III framework. The rule generally would align the regulatory capital elements and required deductions for Category III banking organizations, such as PNC and PNC Bank, with those currently applicable to Category I and II banking organizations and apply a new expanded risk-based approach for calculating risk-weighted assets (the “expanded risk-based approach”). Among other impacts, PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and deduct from CET1 capital, among other items, MSRs, deferred tax assets, and investments in unconsolidated financial institutions that individually exceed 10% of CET1 capital or in the aggregate with other threshold items that exceed 15% of CET1 capital. The new expanded risk-based approach to calculating risk-weighted assets would apply more granular and standardized risk-weighting methodologies for credit, operational, market, equity and credit valuation adjustment risks. PNC and PNC Bank would be required to calculate their risk-based capital ratios under the existing standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for their risk-based capital minimum and buffer requirements, including the SCB. The proposal indicates the effective date of the final rule would be July 1, 2025, with certain provisions having a three-year phase-in period, including the recognition of AOCI elements in regulatory capital and the increase in risk-weighted assets due to the expanded risk-based approach. Based on our December 31, 2023 balance sheet, PNC and PNC Bank expect to remain above the current minimum capital and buffer requirements if the proposal were finalized in its current form.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  5

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

In connection with the 2024 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2023, with the Federal Reserve by April 5, 2024. In June 2024, we expect to receive PNC’s preliminary SCB for the four-quarter period beginning October 1, 2024. The Federal Reserve must provide firms their final SCB for this period by August 31, 2024, which would reflect any changes made to the firm’s planned common stock dividends to remain in compliance with the firm’s SCB.

As a Category III institution, PNC must conduct a company-run DFAST stress test in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macroeconomic scenario and applying the agencies’ DFAST capital action assumptions.

As part of the DFAST and annual CCAR processes, the Federal Reserve releases certain revenue, loss and capital results for each participating firm from its supervisory stress testing exercises.

Regulatory Liquidity Standards and Liquidity Risk Management Requirements. The Basel Committee’s Basel III framework also includes short-term liquidity standards and long-term funding standards, the LCR and NSFR, respectively.

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

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. A covered BHC’s NSFR is the ratio of its available stable funding to its required stable funding amount (as calculated under the rules) over a one-year horizon. The regulatory minimum ratio for all covered banking organizations (expressed as a percentage) is 100%. PNC and PNC Bank calculate the NSFR daily. If either institution’s NSFR falls, or is likely to fall below, the minimum requirement, the institution must provide its regulator with a plan for achieving compliance with the minimum NSFR requirement.

As Category III institutions with less than $75 billion in weighted short-term wholesale funding, PNC and PNC Bank are subject to reduced LCR and NSFR requirements, with each company’s LCR net cash outflows and NSFR required stable funding (as calculated under the rules) reduced by 15%, thereby reducing the amount of high-quality liquid assets or available stable funding each institution must hold to meet the LCR and NSFR minimum requirements, respectively. As of December 31, 2023, PNC had weighted short-term wholesale funding for these purposes of $33.1 billion.

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

6    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Additionally, as a Category III institution, PNC also must, among other things, conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net cash outflows under the BHC’s 30-day liquidity stress test and maintain a contingency funding plan that meets certain requirements.

For additional discussion of regulatory liquidity requirements, refer to the Liquidity and Capital Management portion of the Risk Management section of this Report.

Source of Parent Company Liquidity and Dividends. The principal source of our liquidity at the parent company level is dividends and other capital distributions from PNC Bank. PNC Bank is subject to various restrictions on its ability to pay dividends to PNC Bancorp, Inc., its direct parent, which is a wholly-owned direct subsidiary of The PNC Financial Services Group, Inc. PNC Bank also is subject to federal laws limiting extensions of credit to its parent holding company and non-bank affiliates as discussed in Note 19 Regulatory Matters. Further information on bank level liquidity and parent company liquidity is also available in the Liquidity and Capital Management portion of the Risk Management section of this Report.

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

Additional Powers Under the GLB Act. The GLB Act permits a qualifying BHC, such as PNC, to become a “financial holding company” and thereby engage in, or affiliate with companies engaging in, a broader range of financial activities than would otherwise be permitted for a BHC. Permitted affiliates include securities underwriters and dealers, insurance companies, insurance agents and companies engaged in other activities that are determined by the Federal Reserve, in consultation with the Secretary of the Treasury, to be “financial in nature or incidental thereto” or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. We became a financial holding company in 2000. A BHC qualifies to become a financial holding company if the BHC and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the CRA of “Satisfactory” or better. Among other activities, we currently rely on our status as a financial holding company to conduct merchant banking activities and securities underwriting and dealing activities. As subsidiaries of a financial holding company under the GLB Act, our non-bank subsidiaries are generally allowed to conduct new financial activities, and we generally are permitted to acquire non-bank financial companies that have less than $10 billion in assets, with after-the-fact notice to the Federal Reserve.

In addition, the GLB Act permits qualifying national banks to engage in expanded activities through a “financial subsidiary.” PNC Bank has filed a financial subsidiary certification with the OCC and currently engages in insurance agency activities through financial subsidiaries. PNC Bank may also generally engage through a financial subsidiary in any activity that is determined to be financial in nature or incidental to a financial activity by the Secretary of the Treasury, in consultation with the Federal Reserve (other than insurance underwriting activities, insurance company investment activities and merchant banking). In order to establish a financial subsidiary, a national bank and each of its depository institution affiliates must be “well capitalized” and “well managed” and the national bank and each of its depository institution affiliates must have a CRA rating of “Satisfactory” or better.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  7

deficiencies are corrected, the relevant agency may impose limits or conditions on the activities of the company or bank, and the company or bank may not engage in, or acquire a company engaged in, the types of expanded activities only permissible for a financial holding company or financial subsidiary without prior approval of the relevant agency.

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than “Satisfactory.” A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than “Satisfactory.” The CRA and its implementing regulations require the agencies to assess a bank’s record of meeting the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods. At December 31, 2023, PNC Bank had a rating of “Outstanding” with respect to CRA. On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. The final rule takes effect April 1, 2024, but the majority of its operative provisions are effective January 1, 2026, with the data reporting requirements effective January 1, 2027. We expect the rule will increase PNC Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.

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

Other Federal Reserve and OCC Regulation and Supervision. The federal banking agencies possess broad powers to take corrective action as deemed appropriate based on the actions, operations or risk management programs of a BHC, an insured depository institution or their subsidiaries. The Federal Reserve and the OCC have the ability to take enforcement action against PNC and PNC Bank, respectively, to prevent and remedy acts and practices that the agencies determine to be unfair or deceptive. A finding that we have engaged in a deceptive act or practice may have collateral consequences on our ability to rely on certain exemptions in, or take advantage of certain provisions of, the securities laws absent a government waiver of such restrictions.

Moreover, less than satisfactory examination ratings, lower capital or liquidity ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, make capital distributions or continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large banks, including PNC Bank. The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. If the OCC determines that a covered national bank is not in compliance with these or other enforceable guidelines (including guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

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

The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements. As a result of the amount of PNC common stock held by its advised mutual funds and other accounts, the Vanguard Group is considered a principal shareholder of PNC Bank for
8    The PNC Financial Services Group, Inc. – 2023 Form 10-K

purposes of these regulations. The federal banking agencies have issued an interagency statement addressing the application of these insider lending restrictions to the other portfolio companies owned or controlled by the advised funds and accounts of a fund complex that could be considered a principal shareholder of a bank, which is effective the earlier of January 1, 2025, and the effective date of a final Federal Reserve rule that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are considered insiders of the bank. The statement explains that the federal banking agencies will continue to exercise discretion to not take enforcement action against either a fund complex that is a principal shareholder of a bank, or a bank for which a fund complex is a principal shareholder, with respect to extensions of credit by the bank to the related interests of such fund complex that otherwise would violate the insider lending restrictions, subject to certain conditions.

The Federal Reserve is required to establish standards under the statutory provision known as the “Durbin Amendment” for assessing whether the amount of any interchange fee received by a debit card issuer such as PNC Bank is reasonable and proportional to the cost incurred by the issuer, subject to certain adjustments. The Federal Reserve implemented these standards through Regulation II, which limits the interchange fee an issuer may charge based on three components. On October 25, 2023, the Federal Reserve proposed revisions to the three components of the interchange fee cap. We expect the proposed rule, if finalized in its current form, would reduce PNC Bank’s interchange fee revenue.

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

The Federal Reserve’s prior approval is required whenever we propose to acquire all or substantially all of the assets of any bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank or BHC, or to merge or consolidate with any other BHC. In reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC, the factors the Federal Reserve must consider include (i) the competitive effects of the proposal in the relevant geographic markets; (ii) the financial and managerial resources and future prospects of the companies and banks involved in the transaction; (iii) the effect of the transaction on the financial stability of the U.S.; (iv) the organizations’ compliance with AML laws and regulations; (v) the convenience and needs of the communities to be served; and (vi) the records of performance under the CRA of the insured depository institutions involved in the transaction. On July 9, 2021, President Biden signed an executive order that, among other things, recommended that the U.S. Department of Justice and federal banking agencies update guidelines on banking mergers to provide more robust scrutiny of mergers. The agencies have not yet published updated guidelines.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  9

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

Following the bank failures in March 2023, the FDIC invoked the systemic risk exception to certain resolution-related and Deposit Insurance Fund restrictions in order to fully protect all depositors of the affected institutions, including uninsured deposits. By law, any losses to the Deposit Insurance Fund to support uninsured depositors under the systemic risk exception must be recovered by one or more special assessments on insured depository institutions or depository institution holding companies, or both. On November 16, 2023, the FDIC finalized a rule to implement the special assessment. Under the rule, the FDIC will collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of approximately 13.4 basis points of an institution’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5 billion), over eight quarterly assessment periods, beginning after the first quarter of 2024. Because the losses to the Deposit Insurance Fund from the systemic risk exception are estimated, the FDIC will periodically adjust the estimate, which could result in extending the special assessment for additional quarters, imposing a final special assessment on a one-time basis if actual losses exceed the amounts collected, or cease collection early if the FDIC has collected enough to recover actual losses. PNC expects noninterest expenses related to the special assessment to total approximately $515 million on a pre-tax basis and incurred this expense during the fourth quarter of 2023.

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

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required under section 165(d) of the Dodd-Frank Act and its implementing regulations to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies. The agencies, however, have reserved the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan. PNC filed a targeted resolution plan in December 2021 and received feedback from the agencies in December 2022 that did not identify any shortcomings or deficiencies in PNC’s plan. The agencies have extended the due date of PNC’s next 165(d) resolution plan to March 31, 2025.

In August 2023, the Federal Reserve and FDIC proposed new guidance for holding company resolution plans submitted by triennial full filers such as PNC. Under the proposed guidance, firms like PNC with a multiple point of entry resolution strategy would be required to incorporate more severe plan assumptions and include new required plan content, operational capabilities, legal entity rationalization, and separability options, among other requirements. Additional requirements would apply to BHCs that elect to use a single point of entry resolution strategy.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC Bank filed its last resolution plan in December 2022. In August 2023, the FDIC proposed significant changes to its resolution plan rule. Under the proposed rule, banks with $100 billion or more in assets, such as PNC Bank, would be required to submit full resolution plans on a two-year cycle with an interim informational supplement and FDIC supervisory activities and capabilities testing between full submissions. The proposed rule would significantly expand the required content elements and add virtual data room and valuation capabilities as significant components of the resolution planning process. The proposal would divide banks with $100 billion or more in assets into two future groups, with one group of banks required to submit their first full resolution plan under the new rule at least 270 days after the effective date of the final rule, and the other submitting full plans the following year.

10    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

The CFPB may issue regulations that impact products and services offered by PNC or PNC Bank. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as PNC Bank, and personal financial data rights.

Securities and Derivatives Regulation
PNC, as a public company, is subject to the Exchange Act’s reporting requirements and related regulations and must file certain reports with the SEC on an ongoing basis. Our registered broker-dealers and investment adviser subsidiaries are subject to the Exchange Act, and the Investment Advisers Act of 1940, respectively, and related rules and regulations promulgated by the SEC. These rules, for example, require that broker-dealers and investment advisers act in a customer’s best interest when making investment recommendations to retail customers, which includes managing conflicts of interest, providing required disclosures and exercising a duty of care in making investment recommendations. FINRA is the primary self-regulatory organization for our registered broker-dealer subsidiaries. Our broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions.

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

The CFTC regulates swap dealers, other than security-based swap dealers, which are regulated by the SEC. PNC Bank is registered as a swap dealer with the CFTC. Because of the limited volume of our security-based swap dealing activities, PNC Bank has not registered (and currently does not intend, and is not required, to register) with the SEC as a security-based swap dealer.

PNC Bank’s derivatives and foreign exchange businesses are subject to the regulations and requirements imposed on CFTC-registered swap dealers, and the CFTC (and for certain delegated responsibilities, the National Futures Association) has a meaningful supervisory role with respect to PNC Bank’s derivatives and foreign exchange businesses. The CFTC’s regulations are intended to (i) address systemic risk issues, (ii) bring greater transparency to the derivatives and foreign exchange markets, (iii) provide enhanced disclosures and protections to customers and (iv) promote market integrity. Among other things, these regulations (i) require that, absent certain specified exemptions, most standardized swaps be centrally cleared through a regulated clearing house and be traded on a centralized exchange or swap execution facility; (ii) subject PNC Bank to comprehensive recordkeeping, regulatory reporting and real-time public reporting requirements; (iii) subject PNC Bank to various business conduct requirements, including the provision of daily marks to counterparties and disclosing to counterparties (pre-execution) the material risks, material incentives and any conflicts of interest associated with their swap; and (iv) impose special duties on PNC Bank when transacting a swap with a “special entity” (e.g., governmental agency (federal, state or local) or political subdivision thereof, pension plan or endowment). Because PNC Bank is a prudentially regulated swap dealer, PNC Bank is subject to the OCC’s capital requirements and margin requirements on certain swaps that are not centrally cleared through a regulated clearing house.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  11

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

Our businesses compete to attract and retain deposits and/or to originate loans with:
•Other commercial banks,
•Savings banks,
•Credit unions,
•Consumer finance companies,
•Leasing companies,
•Investment management firms,
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
12    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Level Executive Committee assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters.

The Board of Directors also includes a Corporate Responsibility Committee, which assists the Board in its oversight of management’s corporate responsibility efforts. Additionally, under the leadership of the Chief Corporate Responsibility Officer, PNC operates a corporate responsibility department. The Chief Corporate Responsibility Officer is a member of the Executive Committee, reporting directly to the Chief Executive Officer. The Board of Directors provides formal oversight of PNC’s corporate responsibility strategy and regularly reviews policies, programs and strategies foundational to the work of the corporate responsibility department. Additionally, our Corporate Diversity Council is co-chaired by our Chief Executive Officer and Chief Diversity Officer and includes senior leaders from across the organization. The council is responsible for overseeing strategic corporate initiatives that impact the creation and sustainment of an inclusive corporate culture and a talented, diverse workforce.

Employees totaled 56,411 at December 31, 2023. This total included 54,813 full-time and 1,598 part-time employees, of which 28,761 full-time and 1,540 part-time employees were employed in our Retail Banking business.

Part of PNC’s ability to compete effectively depends on our ability to attract new employees and retain and develop our existing employees. In support of our employees, our human capital strategies include:
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

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders, and we measure our managers against our Leadership Standards. Our talent priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands we fill approximately 60% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 500 interns and 500 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas.
•Diversity and inclusion. We focus on attracting, developing and retaining a diverse workforce that reflects and is equipped to meet the needs of our diverse customer base. Based on employee self-disclosure, we measure representation of LGBTQ+, people with disabilities, veterans and women, and across all races and certain ethnicities. The racial, ethnic and gender composition of our workforce, including within executive, senior leader and other managerial roles, is reflected in our EEO-1 reports, which are posted on our website. As of December 31, 2023, PNC’s workforce was approximately 40.2% men and 59.0% women, and 51.8% of PNC’s employees in managerial roles were women. PNC’s workforce was 11.1% Hispanic or Latino, 62.3% White, 14.8% Black or African American, 7.0% Asian, 0.1% Native Hawaiian or other Pacific Islander, 0.3% American Indian or Alaska Native, and 2.1% two or more races. In managerial roles, PNC’s workforce was 9.0% Hispanic or Latino, 70.9% White, 10.1% Black or African American, 6.6% Asian, 0.1% Native Hawaiian or other Pacific Islander, 0.2% American Indian or Alaska Native, and 1.5% two or more races.
•Total rewards. We are committed to providing competitive compensation and benefits programs as part of our overall strategy to retain and recruit talent. We design our compensation and benefits programs to focus on three key aspects of employee well-being: health, money and quality of life. These programs include competitive base salaries and, depending on eligibility, cash incentive and/or stock-based award opportunities, an Employee Stock Purchase Plan, a 401(k) Plan with employer match, a pension plan, healthcare, life insurance and disability benefits, health savings and dependent care flexible spending accounts, paid time off, paid maternity and parental leave, family care resources, flexible work schedules, a robust wellness program with incentives, family building benefits, employee assistance programs and educational assistance, among others. Additionally, we conduct pay equity analyses to determine if employees are being compensated fairly and consistently across roles.
•Employee engagement. PNC regularly conducts employee surveys to measure employee engagement because we believe that engaged employees have lower attrition rates and improved customer outcomes.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  13

Climate Change Strategy

We recognize that environmental issues, such as climate change, could pose significant financial, legal and reputational risk to PNC. We support the transition to a low-carbon economy by striving to manage our physical footprint in a sustainable manner, incorporating climate-related risk considerations into our ERM framework, integrating responsible investing strategies into our investment and portfolio management practices, and helping clients finance their own sustainability goals. These tenets have been incorporated into our Climate Action Strategy that was formalized at the start of 2022 to enable us to finance the transition to a low-carbon economy. Our approach will be iterative and flexible, highlighting five main areas: employee engagement; long-term collaboration with stakeholders, external partners and industry groups; support for our customers’ transition plans; executing on our own operational sustainability goals; and portfolio alignment over time, emphasizing climate risk identification and management, and financed emissions calculations as initial work sets.

Our governance of climate issues seeks to ensure an appropriate balancing of environmental considerations with other organizational priorities as we pursue our purpose of helping all of our stakeholders move forward financially. PNC’s Board oversees climate change-related efforts. Specific internal working groups, engaging with relevant stakeholders within PNC, then carry out these efforts. In addition, we have an established risk management framework that helps identify, assess, monitor and report on environmental risks, including those related to climate change. PNC’s Climate Risk Committee specifically oversees the integration of climate-related risks into the ERM Framework.

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

Financial Information
We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC File Number is 001-09718. You can obtain copies of these and other filings, including exhibits, electronically at the SEC’s internet website at www.sec.gov or on our corporate internet website at www.pnc.com/secfilings. Shareholders and bond holders may also obtain copies of these filings without charge via the information request form at www.pnc.com/investorrelations for copies without exhibits, via email to investor.relations@pnc.com for copies of exhibits, including financial statements and schedule exhibits where applicable, or by contacting PNC Investor Relations at 800-843-2206. The interactive date file (XBRL) is only available electronically.

Corporate Governance at PNC
Information about our Board of Directors and its committees and corporate governance, including our current PNC Code of Business Conduct and Ethics, is available on our website at www.pnc.com/corporategovernance. In addition, any future waivers from a provision of the PNC Code of Business Conduct and Ethics covering any of our directors or executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) will be posted at this internet address.

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

Internet Information
The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website at www.investor.pnc.com. We use our account with X, formerly known as Twitter, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.

14    The PNC Financial Services Group, Inc. – 2023 Form 10-K

We generally post the following on our corporate website at www.investor.pnc.com shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in prior presentation materials or in our annual, quarterly or current reports.

When warranted, we will also use our website to expedite public access to time-critical information regarding PNC instead of using a press release or a filing with the SEC for first disclosure of the information. In some circumstances, the information may be relevant to investors but directed at customers, in which case it may be accessed directly through the home page.

We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve’s rules require quantitative and qualitative disclosures about our LCR and NSFR. Under these regulations, we may satisfy these requirements through postings on our website at www.pnc.com/regulatorydisclosures, and we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  15

ITEM 1A – RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services company, certain elements of risk are inherent in what we do and the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. For more information about how we manage risks, see the Risk Management section of this Report.

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

Given the nature of our business, our business and overall financial performance are affected to a significant extent by economic conditions, primarily in the U.S. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns, higher inflation and unemployment. This may be further exacerbated by a deterioration in households’ finances, particularly if consumers also continue to face high inflation. In addition, adverse economic conditions, including periods of inflation, may limit the availability of, or increase the costs of, capital and labor, erode consumer and customer purchasing power, confidence and spending and may also reduce our tolerance for extending credit. Increases in costs or expenses impacting our customers’ operations and financial performance, such as the interest rates payable on their debt obligations, could increase our credit risk or decrease the demand for our products and services.

We operate in an uncertain economic environment due to structural and secular changes triggered by the pandemic for certain sectors of the economy combined with increased interest rates, inflation and geopolitical tensions. These conditions may not abate in the near term, and their continuation could materially adversely affect our operations and financial performance. Such economic conditions also have led and may continue to lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Any of these effects would likely have an adverse impact on our operations and financial performance, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.

Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy. For example, as remote work continues to be a feasible alternative to pre-pandemic in-office work arrangements, notable portions of available commercial real estate space remain underutilized. This likely decreases demand for financial services in that sector and harms the creditworthiness of some of our office commercial real estate customers, as well as businesses whose customers have historically been office workers.

Given the geographic scope of our business and operations, we are most exposed to issues within the U.S. economy and financial markets. Our foreign business activities continue to be a relatively small part of our overall business. As a result, the direct impact on our business and financial performance from economic conditions outside the U.S. is not likely to be significant, although the impact would increase if we expanded our foreign business more than nominally. We are, however, susceptible to the risk that foreign economic conditions and geopolitical tensions could negatively affect our business and financial performance. Primarily, this risk results from the possibility that poor economic conditions or financial market disruptions affecting other major economies would also affect the U.S.

Throughout the remainder of this Risk Factors section, we address specific ways in which economic issues could create risk for us and result in adverse impacts on our business and financial performance.

The impact of government legislation, regulation and policy and other political factors on the economy could have an adverse effect on our business and financial performance.

Changes in law or governmental policy affecting the economy, business activity, or personal spending, investing or saving activities may cause consumers and businesses to alter their behavior in ways that impact demand for our products and services. Such changes may also alter the profitability of the transactions in which we engage or result in increased regulatory burden and associated costs. PNC may alter the types or terms of the products and services we offer to reflect such changes. Uncertainty regarding future law or policy may have similar impacts. In addition, the application of some laws may be uncertain, require significant judgment and be
16    The PNC Financial Services Group, Inc. – 2023 Form 10-K

subject to differing interpretations. Congress and the agencies that regulate us have changed and may continue to change the laws and policies that are applicable to us, including their interpretations of rules and guidelines, which has subjected and may continue to subject financial institutions like us to heightened levels of regulation and supervision and more stringent enforcement and potentially severe penalties. For example, the increased time frames and difficulty in obtaining regulatory approvals for acquisitions and other activities could affect our ability to make acquisitions or introduce new products and services. As another example, tax laws and tax rates may be subject to significant change and an increase in our effective tax rates could adversely affect our business, results of operation and financial condition. In addition, these changes may adversely impact our operations or financial condition as discussed in more detail in the Risk Factor headed “As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and their implementation can have a significant impact on our businesses and operations and our ability to grow and expand.”

Concern regarding the ability of Congress and the President collectively to reach agreement on federal budgetary matters (including the debt ceiling), or prolonged stalemates leading to total or partial governmental shutdowns, also can have adverse economic consequences and create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance. Divided control of the U.S. government increases concern over the inability of Congress and the President to reach necessary agreements and make government shutdowns or defaults in government obligations more likely.

The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance.

The monetary policies of the Federal Reserve, including changes in the federal funds rate, open market operations and balance sheet management, have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance and volatility. These policies can thus affect the activities and results of operations of financial companies such as PNC. An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Since 2022, the Federal Reserve’s quantitative tightening and increases in benchmark rates to reduce high rates of inflation has and may continue to adversely affect the value of financial instruments and other assets and liabilities, including securities and interest-bearing deposits, impact borrowers, increase market volatility and result in a flattening or inversion of the yield curve. In addition, actions by governmental authorities in other countries, including with respect to monetary policy, could impact financial markets and global interest rates, which could affect rates in the U.S. as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have potential effects on us as described above.

Some of the potential impacts on our business and results of governmental monetary policy are described in Risk Factors under the heading “Risks Related to the Business of Banking.”

As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and their implementation can have a significant impact on our businesses and operations and our ability to grow and expand.

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

Applicable laws and regulations restrict our permissible activities and investments and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives. Legislative or regulatory actions have resulted and will likely continue to result in increased compliance costs, reduced business opportunities, or requirements and limitations on how we conduct our business. In particular, the financial services industry continues to face heightened scrutiny, including with respect to BSA and AML compliance requirements, consumer compliance and protection matters (such as with respect to overdraft and other fees), and capital, liquidity and resolution planning in response to turmoil in the banking
The PNC Financial Services Group, Inc. – 2023 Form 10-K  17

industry in early 2023. In addition, heightened standards under proposed and recently finalized rules, such as those implementing the Community Reinvestment Act, may result in increased obligations and compliance costs, and may factor into our ability to expand and engage in new actions.

The Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.

Federal law grants substantial supervisory and enforcement powers to federal banking regulators, and they have assumed an active oversight, examination and enforcement role across the financial services industry. The results of supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions or obtain necessary regulatory approvals in connection therewith, or otherwise require us to modify our businesses practices in a manner that materially impacts our financial condition or results of operations. These activities also could result in significant fines, penalties or required corrective actions, some of which could be expensive and difficult to implement. In addition, another financial institution’s violation of law or regulation may give rise to an investigation of the same or similar activities of PNC.

As we expand our product and service offerings into additional markets, domestic or foreign, either through organic growth or acquisition, we have faced and will continue to face increases in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions, including potentially conflicting state-level regulation, could materially increase our compliance costs or risks of non-compliance.

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

See the immediately following Risk Factor for a discussion of risks associated with capital and liquidity regulation. Also see the Supervision and Regulation section of this Report and Note 19 Regulatory Matters for more information concerning the regulation of PNC, including those areas that have been receiving a high level of regulatory focus.

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
18    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Regulatory capital and liquidity requirements are subject to regular review and revision by the Basel Committee and the U.S. banking agencies. In July 2023, the Federal Reserve, OCC, and FDIC proposed for public comment a rule to implement the final components of the Basel III framework that would significantly revise the capital requirements for large banking organizations, including PNC and PNC Bank. We expect the proposal, if finalized in its current form, would result in lower regulatory capital ratios for PNC and PNC Bank, which would likely increase the risk of some of the potential adverse effects described above.

The regulatory capital and liquidity frameworks, as well as certain other prudential requirements and standards that are applicable to PNC, including related proposed rules, are discussed in the Supervision and Regulation section of this Report and the Liquidity and Capital Management portion of the Risk Management section of this Report.

Our ability to operate our business could be impaired if our liquidity is unexpectedly constrained.

Our liquidity could be impaired as a result of unanticipated outflows of cash or collateral, unexpected loss of consumer deposits or higher than anticipated draws on lending-related commitments, an inability to sell assets (or to sell assets at favorable times or prices), a default by a counterparty or other market participant, our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions, or a lack of market or customer confidence in PNC or financial institutions in general. Many of the above conditions and factors may be caused by events over which we have little or no control. The increased speed with which information is disseminated, through official or social media, could increase the speed or severity of liquidity pressures caused by, for example, negative news about PNC’s or other financial institutions’ financial prospects or safety and soundness. A negative impact on our liquidity would likely limit our ability to support our operations and fund outstanding liabilities as well as meet regulatory expectations, which would adversely affect our financial condition and results of operations. For information on our liquidity management, see the Liquidity and Capital Management portion of the Risk Management section of this Report.

A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.

Our credit ratings are based on a number of factors, including the financial strength of PNC and PNC Bank, and factors outside of our control, such as conditions affecting the financial services industry generally. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds and increase our cost of capital and limit the number of investors or counterparties willing to do business with or lend to us. For example, downgrades could negatively impact our right to continue to service mortgages and hold related escrows and reserves. Downgrades could also adversely affect our ability to attract or retain customers, including deposits. In addition, a downgrade in our credit ratings could trigger obligations to make cash or collateral payments under derivative contracts with certain counterparties. There can be no assurance that we will maintain our current ratings and outlooks. For information on our credit ratings, see the Liquidity and Capital Management portion of the Risk Management section of this Report.

Privacy and consumer data rights initiatives have imposed and will continue to impose additional operational burdens on PNC, and they may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data.

Over time, there has been an increase in legislative and regulatory efforts to protect the privacy and enhance the portability of personal data, including enhanced data privacy laws regulating the use of health and biometric data. Individuals whose personal information may be protected by law may include our customers, prospective customers, job applicants, employees and third parties. These initiatives, among other things, limit how companies can use personal data and impose obligations on companies in their management of such data, including requiring companies like PNC to make available to consumers and authorized third parties certain data relating to transactions and accounts and establishing obligations for accessing such data. Financial services companies such as PNC necessarily gather, maintain and use a significant amount of personal data. These types of initiatives increase compliance complexity and related costs, may result in significant financial penalties for compliance failures, and may limit our ability to develop new products or respond to technological changes. This is particularly true as we continue to expand our business into new markets. We are, or may become, subject to regularly evolving and developing data privacy and data security laws and regulations in other jurisdictions, including certain foreign jurisdictions even where our presence in such jurisdictions is minimal. Such legal requirements also could heighten the reputational impact of perceived misuses of personal data by us, our vendors or others who gain unauthorized access to our personal data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. The impacts will be greater to the extent requirements vary across jurisdictions.

Climate change-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.

There continues to be concern, including on the part of our regulators, regarding climate change and its impacts over the short-, medium- and long-term horizons. These concerns over the anticipated and unanticipated impacts of climate change (including physical risk and transition risk) have led and will continue to lead to governmental efforts to mitigate those impacts. We and our customers
The PNC Financial Services Group, Inc. – 2023 Form 10-K  19

may face cost increases, asset value reductions, the reduced availability of insurance, operations disruptions and changes and the like because of climate change (including because of the increased frequency or severity of acute weather events and long-term shifts in the climate) and governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities and their transition plans, as well as their exposure to the effects of climate change. Consumers and businesses are also changing their behaviors because of these concerns. Changed consumer and business behavior because of climate change concerns creates transition risk for PNC arising from the process of adjusting to these concerns. PNC and its customers will need to respond to new laws and regulations as well as consumer and business preferences as a result. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors if our products or services do not support the environmental goals of our customers, or increased losses due to the impact of climate change on the collateral that secures customer borrowings. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

We are currently subject to climate-related regulatory expectations and could be subject to additional regulatory restrictions or costs associated with providing products or services to certain companies or sectors. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services necessary to run our business. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior, including those resulting from activist pressure. Our risk management needs to continue to evolve, or it may not be effective in identifying, measuring, monitoring and controlling climate risk exposure, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.

We also have been and may continue to be subject to conflicting pressure from individuals, groups and/or governmental entities to cease doing business, or to maintain business, with certain companies or sectors, in particular those involved with fossil fuels, because of concerns related to climate change. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. Our stakeholders may disagree with these policies and goals or, conversely, believe that these policies and goals are, and our related progress in accomplishing such goals and implementing such policies is, insufficient. This may lead to a decrease in demand for our products and services or damage to our reputation. We may also incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters. In addition, there are and will continue to be challenges related to capturing, verifying, analyzing and disclosing climate-related data that is subject to measurement uncertainties. The Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation” further discusses risks associated with our management of these matters, including related activist pressure.

Risks Related to the Use of Technology
The use of technology is critical to our ability to maintain or enhance the competitiveness of our businesses.

As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record, monitor and report on our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and regulators regarding effective and safe systems operation. In many cases, the effective use of technology increases efficiency and enables financial institutions to better serve customers. As a result of these factors, the financial services industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence and machine learning, biometric authentication, voice and natural language, data protection enhancements and increased online and mobile device interaction with customers, including innovative ways that customers can view, access and aggregate financial data, make payments or manage their accounts.

In response to actual and anticipated customer behavior and expectations, as well as competitive pressures, we have been investing in technology and connectivity. We are seeking to automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience with respect to our products and services. This effort has involved and is likely to continue to involve the expenditure of considerable amounts of funds and other resources, which could be constrained to the extent that sustained adverse economic conditions and other factors described elsewhere in these Risk Factors negatively impact our business or financial performance. A failure to maintain or enhance our competitive position with respect to technology, whether because we fail to anticipate customer expectations, because our technological developments fail to perform as desired or are not rolled out in a timely manner, or because we fail to keep pace with our competitors, would likely cause us to lose market share or incur additional expense. Our ability to maintain or enhance our relative technological position is in part dependent on our ability to attract and retain talented employees in these fields, which, due to overall demand, is increasingly difficult.

20    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Our use of technology is dependent on having the right to use its underlying intellectual property.

In some cases, we develop internally the intellectual property embedded in the technology we use. In others, we or our vendors license the use of intellectual property from others. Where we rely on access to third-party intellectual property, it may not be available to us on commercially reasonably terms or at all. Regardless of the source of the intellectual property, if another person or entity were deemed to own intellectual property rights infringed by our activities, we could be responsible for significant damages covering past activities and substantial fees to continue to engage in these types of activities. It also is possible that we could be prevented from using technology important to our business for at least some period of time. In such circumstances, there may be no alternative technology for us to use or an appropriate alternative technology might be expensive to obtain. Protections offered by those from whom we license technology against these risks may be inadequate to cover any losses in full. Over time, there have been and continue to be instances where technology used by PNC has been alleged to have infringed patents held by others, and, in some cases, we have suffered related losses.

We could suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology.

The need to ensure proper functioning and resiliency of our information systems and other technology has become more important and more challenging, and the costs involved in that effort continue to be high. Our ability to create, obtain, maintain and report on information in an accurate, timely and secure manner is a foundational component of our business. Effective management of our expanded digital products and services, geographic footprint and continued remote work environment heightens our need for secure, reliable and adequate information systems and technology. The risks of operational failures in the use of these systems result from a variety of factors. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Failures leading to materially adverse impacts could include those resulting from human error, unexpected transaction volumes, or overall security, design or performance issues. In addition, our ability to use our technology effectively could be impacted due to electrical or telecommunications outages, bad weather, disasters, bad actors, terrorism and the like. Such events could affect our systems directly or limit our ability to use our technology due to effects on key underlying infrastructure. Although we regularly update and replace systems that we depend on as our needs evolve and technology improves, we continue to utilize some older systems that may not be as reliable as newer ones. In addition, the implementation of and transition to new or updated systems creates risks related to associated timing and costs, disruptions in functionality for customers and longer-term failures to achieve desired improvements. In some cases, the risk results from the potential for bad acts on the part of others, discussed in more detail in the Risk Factor headed “We are vulnerable to the risk of breaches of data security affecting the functioning of systems or the confidentiality of information that could adversely affect our customers and our business.”

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  21

We are vulnerable to the risk of breaches of data security affecting the functioning of systems or the confidentiality of information that could adversely affect our customers and our business.

Most corporate and commercial financial transactions are now handled electronically, and our commercial and retail customers increasingly use online access as well as mobile and cloud technologies to bank with us. The ability to conduct business with us in this manner depends on the transmission and storage of confidential information in electronic form. As a result, in the ordinary course of business, we maintain and process vast amounts of digital information about us, our customers and our employees. This information tends to be confidential or proprietary and much of it is highly sensitive. Such highly sensitive information includes information sufficient to support identity theft and personal health information, as well as information regarding business plans and financial performance that has not been made public. As a result, efforts by bad actors to engage in various types of cyber attacks pose serious risks to our business and reputation.

We are faced with ongoing, nearly continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. These efforts may be to obtain access to confidential or proprietary information, often with the intent of stealing from or defrauding us or our customers, or to disrupt our ability to conduct our business, including by destroying or impairing access to information maintained by us. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. Our risk and exposure to data security breaches is heightened because of our expanded digital products and services, geographic footprint and continued remote work environment, which results in more access points to our network.

The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial applications, on behalf of our customers. These risks also arise to the extent that third parties with whom we do business, or their vendors or other entities with whom they do business, are themselves subject to breaches and attacks, which may impact our systems or operations. Our ability to protect confidential or proprietary information is even more limited with respect to information held by these parties. For example, we are likely to be limited in our ability to identify and quickly resolve breaches and attacks that may impact our business the further removed an entity is from our business, such as when a breach or attack occurs at vendors of our vendors. We may suffer reputational damage or legal liability for unauthorized access to customer information held by other parties, even if we were not responsible for preventing such access and had no reasonable way of preventing it.

Our customers often use their own devices, such as computers, smartphones and tablets, to do business with us and may provide their PNC customer information (including passwords) to a third party in connection with obtaining services from that third party, including those offering financial applications. Although we take steps to provide safety and security for our customers’ transactions with us and their customer information, to the extent they utilize their own devices or provide third parties access to their accounts, our ability to assure such safety and security is necessarily limited. These risks are heightened as we and others continue to expand mobile applications, cloud solutions, and other internet-based financial product offerings. For example, a number of our customers choose to use financial applications that allow them to view, access and aggregate banking and other financial account information, often held at different financial institutions, on a single platform, to monitor the performance of their investments, to compare financial and investment products, to make payments or transfer funds, and otherwise to help manage their finances and investments. Financial applications often ask users to provide their secure banking log-in information and credentials so the applications can link to users’ accounts at financial institutions. Companies offering these applications frequently use third-party data aggregators, which are behind-the-scenes technology companies that serve as data-gathering service providers, to deliver customer financial data that is then used by the financial applications. To do this, data aggregators frequently are provided with customers’ log-in information and credentials, which allow the aggregators to access the customers’ online accounts and “scrape” the customers’ data, often on a daily or even more frequent basis. That same information has the potential to facilitate fraud if it is not properly protected. This has resulted in incidences of fraud, including automated clearing house fraud, credit card fraud, and wire fraud, enabled through the use of synthetic identities and through account takeovers via these platforms. In addition, transactions by customers on financial applications that facilitate payments and fund transfers have also been fraudulently induced. These transactions occur when a customer authorizes payment to a recipient that fraudulently induced the customer into transferring a payment to such recipient. PNC has and may continue to face increased financial exposure due to activity associated with the increased use of these applications and data aggregators. Even where PNC does not have financial exposure for losses, PNC could suffer increased reputational harm when such losses occur.

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
22    The PNC Financial Services Group, Inc. – 2023 Form 10-K

be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Moreover, to the extent more consumer confidential information becomes available to bad actors through the cumulative effect of data breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.

Other cyber attacks are not focused on gaining access to credit card or user credential information, but instead seek access to a range of other types of confidential information, such as internal emails and other forms of customer financial information, and this information may be used to support a ransomware attack. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted, stolen or extorted, or access is otherwise denied, accompanied by a demand for ransom to restore access to the data or to prevent public disclosure of confidential information. Attacks have also been conducted through business email compromise scams that involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. These types of phishing attacks have increased over time, and they have evolved to include other types of attacks like vishing (through voice messages) and smishing (through SMS text). Other attacks have included distributed denial of service cyber attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. Similarly, attacks have been conducted through application program interfaces where cyber attackers seek to exploit the interfaces between mobile or web applications. We (as well as other financial services companies) have been subject to such attacks. Recent cyber attacks have also included the insertion of malware into software updates and the infection of software while it is under assembly, known as a “supply chain attack.” Attacks on our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered.

The techniques used in cyber attacks change rapidly and are increasingly sophisticated, including through the use of generative artificial intelligence and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber attacks or data security breaches.

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

We have been and expect to continue to be the target of some of these types of cyber attacks. To date, none of these types of cyber attacks has had a material impact on us. Nonetheless, we cannot entirely block efforts by bad actors to harm us, and there can be no assurance that future cyber attacks will not be material. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As a result, we could suffer material financial and reputational losses in the future from any of these or other types of attacks or the public perception that such an attack on our systems has been successful, whether or not this perception is correct. Attacks on others, some of which have led to serious adverse consequences, demonstrate the risks posed by new and evolving types of cyber attacks.

We need effective programs to limit the risk of failures or breaches occurring in our information systems and to mitigate the impact when they do.

We have policies, procedures and systems (including cybersecurity and business continuity programs) designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems. We continue to devote appropriate resources toward improving the reliability of our systems and their security against external and internal threats and expect to continue to do so in the future. We design our business continuity and other information and technology risk management programs to allow us to provide services in the case of an event resulting in material disruptions of business activities affecting our employees, facilities, technology or suppliers. We cannot guarantee the effectiveness of our policies, procedures and systems to protect us in any future situation, nor the effectiveness of our oversight of risk at third parties. Although we have policies, procedures and systems designed to mitigate third-party risk, our ability to implement policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems with respect to third-party systems and the financial services industry infrastructure is necessarily limited. Should an adverse event affecting another company’s systems occur, we may not have financial protection from the other company sufficient to compensate us or otherwise protect us from the consequences.

Methods used by others to attack information systems change frequently (with generally increasing sophistication). A new method of attack often is not recognized until launched against a target. Attacks in some cases appear to be supported by foreign governments or other well-financed entities and often originate from less regulated and remote areas around the world. We have seen a higher volume
The PNC Financial Services Group, Inc. – 2023 Form 10-K  23

and complexity of attacks during times of increased geopolitical tensions. As a result, we may be unable to implement adequate preventive measures to address these methods in advance of attacks.

Even with our proactive and defensive measures in place, adverse events are likely to occur, and there remains the risk that one or more such events would be material to PNC. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to identify and understand threats to us from a holistic perspective, our ability to anticipate the timing and nature of any such event that occurs, with novel or unusual events posing a greater risk, and our ability to identify and quickly resolve vulnerabilities in our information systems and those of third parties upon which we rely. It is also the case that a vulnerability or an adverse event may go undetected for a period of time, with the adverse consequences likely greater the longer it takes to discover the problem. In many cases, it also depends on the preparedness and responses of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal. Additionally, our failure to communicate cyber incidents appropriately to relevant parties could result in regulatory, legal, operational and reputational risk.

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

A borrower’s ability to repay a loan can be adversely affected by many factors. Individual borrowers can be affected, for example, by declines in income, job losses, health issues or family issues. For example, the recent resumption in federal student loan payments could impact a borrower’s ability to repay a loan, such as a mortgage, because of the financial pressure from student loan payments. Commercial borrowers can be affected, for example, by poor business performance, changes in customer behavior or catastrophic losses. Weakness in the economy or in financial markets typically adversely impact the ability of our borrowers to repay outstanding loans. We are exposed to increased credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. Properly estimating the current and potential value of any collateral pledged to support the loan also is critical to effectively managing credit risk. A failure to identify declining creditworthiness of a borrower or declining collateral value at a time when remedial actions could reduce our exposure also increases credit risk. Any decrease in our borrowers’ ability to repay loans likely would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. Managing credit risk effectively also relies on forecasts of future overall economic conditions, which are inherently imperfect.

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

We reserve for credit losses on our loan and lease portfolio through our ACL estimated under CECL. Under CECL, the ACL reflects expected lifetime losses, which has led and could continue to lead to volatility in the allowance and the provision for credit losses as economic forecasts, actual credit performance and other factors used in the loss estimating process change. We also have reserves for unfunded loan commitments and letters of credit. Changes to expected losses are reflected in net income through provision for credit losses. A worsening of economic conditions or our economic outlook or an increase in credit risk, particularly following a period of good economic conditions, would likely lead to an increase in provision for credit losses with a resulting reduction in our net income and an increase to our allowance. Conversely, an improvement of economic conditions or our economic outlook, particularly following a period of poor economic conditions, could result in a recapture of provision for credit losses for a period of time with a resulting increase in our net income and decrease in our allowance. Either set of conditions is not likely to be sustained and may obscure actual current operations and financial performance. The Risk Factor headed “There are risks resulting from the extensive use of models, some of which use artificial intelligence (AI), in our business” further discusses risks associated with estimating expected losses under CECL.

24    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The concentration and mix of our assets could increase the potential for significant credit losses.

In the ordinary course of business, we often have heightened credit exposure to a particular industry, geography, asset class or financial market. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. They also represent a portion of the assets underlying our investment securities. While there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting some of our clients or counterparties, based on individual factors or the nature or location of their business, or asset classes or financial markets in which we are involved, could materially and adversely affect us. For example, any downturn in the condition of the U.S. housing market could result in significant write-downs of asset values tied to residential real estate. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. In addition, we execute transactions with counterparties in the financial services industries. Financial services institutions are interrelated because of trading, funding, clearing or other relationships. As a result, uncertainty about the stability of other financial services institutions could lead to market-wide losses and defaults. Thus, the concentration and mix of our assets may affect the severity of the impact of recessions or other economic downturns on us.

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

While higher interest rates generally enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. As a general matter, increasing rates tend to decrease the value of fixed-rate financial instruments held on our balance sheet, as discussed in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.” Also, customers have and may continue to be less willing or able overall to borrow at higher rates. Higher interest rates also have hindered and may continue to hinder the ability of borrowers to support interest payments on variable rate loans. Higher interest rates have and may continue to indirectly affect the value of asset classes such as real estate typically financed through secured loans, with a resulting negative effect on collateral securing such loans. As another example, there are increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment, especially if central banks introduce rate increases more quickly than anticipated. On the other hand, lower interest rates tend to have a negative impact on our net interest margin, and, unless offset by higher earning assets, on our net interest income.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  25

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

In many cases, we mark our assets and liabilities to market and recognize such changes either through net income or OCI. Thus, gains or losses on these assets and liabilities can have a direct impact on our results of operations and financial performance, unless we have effectively hedged our exposures. We may need to record losses in the value of financial assets even where our expectation of realizing the face value of the underlying instrument has not changed. Our remaining assets and liabilities are not marked to market. As a result, our balance sheet does not precisely represent the fair market value of our financial assets and liabilities.

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

Certain accounting policies require that we use estimates, assumptions and judgments in preparing our financial statements, including in determining credit loss reserves, reserves related to legal proceedings and the fair value of certain assets and liabilities, among other items. These policies require management to make difficult, subjective and complex judgments about matters that are inherently uncertain, and different amounts could be reported under different conditions or using different assumptions. For example, CECL requires us to make difficult, subjective and complex judgments about future economic and market conditions in determining the ACL.

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

26    The PNC Financial Services Group, Inc. – 2023 Form 10-K

There are risks resulting from the extensive use of models, some of which use artificial intelligence (AI), in our business.

We use financial and statistical models throughout many areas of our business, relying on them to inform decision making, automate processes, and estimate many financial values. We increasingly use models related to how we do business with customers and for internal process automation that leverage AI/machine learning algorithms. These models can be more predictive, but because of the complex way in which the many variables in AI/machine learning models interact, the results of these models are often less interpretable than traditional statistical models. Examples of model uses include determining the pricing of various products, identifying potentially fraudulent or suspicious transactions, marketing to potential customers, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, and assessing capital adequacy. We depend significantly on models for credit loss accounting under CECL, capital stress testing and estimating the value of items in our financial statements.

Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models, such as the models for credit loss accounting under CECL, require us to make difficult, subjective and complex judgments. Other models are used to support decisions made regarding how we do business with customers. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output will be adversely affected due to the inadequacy of that information. For example, our models may not be effective if historical data does not accurately represent future events or environments or if our models rely on erroneous data, formulas, algorithms or assumptions and our internal model review processes fail to detect and address these flaws. Models, if flawed, could cause information we provide to the public or to our regulators to be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our shareholders, would likely be affected adversely if they perceive that the quality of the relevant models we use is insufficient. Finally, flaws in our models that negatively impact our customers or our ability to comply with applicable laws and regulations could negatively affect our reputation or result in fines and penalties from our regulators.

Risks Related to Our Need for Customers
Our success depends on our ability to attract and retain customers for our products and services.

Our performance is subject to risks associated with declines in customer demand for our products and services. As a result of the nature of those products and services, we are particularly at risk for losses of economic confidence or customer trust in us or, more broadly, in financial services institutions like us.

Economic and market developments may affect consumer and business confidence levels. If customers lose confidence due to concerns regarding the economy, the demand for our products and services could suffer. If we fail to attract and retain customers, demand for our loans and other financial products and services could decrease, and we could experience adverse changes in payment patterns. We could lose interest income from a decline in credit usage and noninterest income from a decline in product sales, investments and other transactions. Demand for our products and services could also suffer as many of the risks to PNC related to the economy and other external factors, including regulation, such as changes to tax laws and tax rates, could negatively impact consumers and businesses and their interest in or ability to use our products and services.

Our ability to attract and retain customer deposits is impacted by the levels of interest rates, as customers balance the benefits of bank accounts with deposit insurance and some of the convenience associated with more traditional banking products against the possibility of higher yields from other investments. In general, if the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers are often willing to forego the benefits of bank accounts (such as FDIC insurance) for higher returns elsewhere. Our customers have removed and could continue to remove money from checking, savings or other types of deposit accounts with us in favor of other banks or other types of cash management products. In such circumstances, we need to increase rates to levels that are seen as competitive or lose customers, in either case with a negative impact to net interest income. In addition, deposits are a low-cost source of funds for us. Therefore, losing deposits could increase our funding costs and reduce our net interest income. Loss of customers could also harm noninterest income by decreasing fee-bearing transaction volume. In addition, when rates are higher, customers tend to shift deposits from noninterest-bearing accounts to interest-bearing ones, thereby negatively impacting net interest income.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  27

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

Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers without involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. For example, we may suffer reputational harm to the extent that we are unable to successfully detect, prevent and remedy fraud that harms our clients. Our reputation may also be harmed by failing to deliver products and services of the quality expected by our customers and support the communities that we serve. In addition, our reputation may be harmed as a result of our participation in certain programs, such as those supporting diversity and inclusion, that may expose us to increased scrutiny and criticism. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation if we engage in such a transaction. We are also subject to the risk of reputational harm resulting from conduct of persons identified as our employees but acting outside of the scope of their employment, including through their misconduct, unethical behavior, or activities on personal social media. The reputational impact is likely greater to the extent that the bad conduct, errors or failures are pervasive, long-standing or affect a significant number of customers, particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of the conduct of others in our industry even if we have not engaged in such conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it.

To an increasing extent, financial services companies, including PNC, are facing criticism with accompanying reputational risk from activists, investors and stakeholders who believe companies should be focusing more or less on environmental, social and governance matters. Companies in our industry, including PNC, are targeted for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as the environment, consumer health and safety, or society at large. In addition, some activists, investors and other stakeholders are seeking increased transparency and action from financial services companies with respect to environmental, social and governance activities, political activities and activities that are or may be perceived to be politically partisan in nature. Criticism has come in many forms, including protests at PNC facilities and social media campaigns. In some circumstances, our stakeholders have held and continue to hold conflicting views on the role PNC and other financial services companies should play in continuing to or refraining from financing certain sectors. In some cases, we are subject to potentially conflicting proposed and enacted state and local laws affecting our industry that regulate the manner in which or whether we may finance or service certain clients, industries or sectors. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address these concerns or by others as having inappropriately yielded to these pressures. These pressures can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

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

28    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

Our performance is dependent on attracting and retaining talented and diverse employees. We face significant competition for these employees across many of our businesses and support areas. This presents greater risk as we expand into new markets, develop new product lines, or enhance staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. Differences in demands, expectations and priorities of the workforce (such as remote work expectations) may require us to modify our recruiting and retention strategies to attract and retain employees. Limitations on the way regulated financial institutions can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Dodd-Frank, may make it more difficult for regulated financial institutions, including PNC, to compete with other companies for talent.

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

As a large financial services firm, we are faced with ongoing attempts by individuals or organizations to defraud us or our customers for financial gain. We depend on systems, processes and personnel, either at PNC or from third parties, to identify and prevent potentially fraudulent transactions, but those systems may not be adequate and fraudulent actors regularly change tactics to improve their chance of success. Even if PNC is not financially responsible for reimbursing a customer for its fraud losses, such losses may damage PNC’s reputation or ability to attract and retain customers.

As a result of our necessary reliance on employees, whether ours or those of third parties, to perform these tasks and manage resulting risks, we are thus subject to human vulnerabilities. These range from innocent human error to misconduct or malfeasance, potentially leading to operational breakdowns or other failures. Our controls may not be adequate to prevent problems resulting from human
The PNC Financial Services Group, Inc. – 2023 Form 10-K  29

involvement in our business, including risks associated with the design, operation and monitoring of automated systems. We may also fail to adequately maintain a culture of risk management among our employees.

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

We use automation, machine learning, artificial intelligence and robotic process automation tools to help reduce some risks of human error. Nonetheless, we continue to rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to make sure they operate as intended. Enhanced use of automation may present its own risks. Automated systems may themselves experience outages or problems. Some tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Bad, missing or anomalous data can adversely affect the functioning of such tools. It is possible that humans in some cases are better able than highly automated tools to identify that anomalous data is being used or that results are themselves anomalous.

We rely on third-party vendors, service providers and other counterparties to help support many aspects of our business. When we do so, our direct control of activities related to our business is reduced, which introduces risk.

Our use of third parties to support our business needs typically means that we do not directly control the activities we are having them perform. Any disruption in services provided by these third parties could adversely affect our ability to conduct our business. Replacing third parties could also entail significant delay and expense. Risks can arise through inadequate performance by a third party (including by its downstream service providers), specifically where that performance could affect us or our customers, and even when the result of factors or events are beyond such third party’s control. Many of the kinds of risks presented by activities performed by third parties are described elsewhere in these Risk Factors. Enhanced regulatory and other standards for the oversight of our use of third-party vendors and other service providers can result in higher costs and other potential exposures. We are also vulnerable, including to regulatory penalties, if an outside company fails to comply with legal requirements relevant to its work on our behalf. We may in any such circumstance suffer financial losses, legal consequences and injury to our reputation. Even if the other company makes us whole for financial losses, which is not necessarily the case, it is unlikely that it would be able to restore any injury to our reputation. As a result, the use of third parties to assist in our business activities heightens the risks to us inherent in those activities.

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
Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued often do not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate future losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies. We discuss further the unpredictability of legal proceedings and describe certain of our pending legal proceedings in Note 20 Legal Proceedings.

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

Acquisitions of other companies or of financial assets and deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired, which may materially and adversely affect our results of operations. Many of the same risks arise when we engage in strategic partnerships. Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, may be limited to the extent that we cannot gather necessary or desirable information with respect to the business we are acquiring. We may also make certain assumptions related to an acquisition that may prove to be inaccurate that limit the anticipated benefits (such as cost savings from synergies or strategic gains from being
30    The PNC Financial Services Group, Inc. – 2023 Form 10-K

able to offer enhanced product sets) or make the acquisition more expensive or take longer to complete and integrate than anticipated. Prior to closing an acquisition, prospective acquisition targets are also subject to their own risks that we cannot manage or control. Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to promote competition or limit systemic risk and the potential for a financial institution to become “too big to fail,” may also limit our ability to complete an acquisition.

Acquisition targets have their own risks specific to their businesses that could impact the success of an acquisition and its integration into PNC, such as:
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
•The results of litigation and governmental investigations that may be pending at the time of the acquisition or that may be filed or commenced thereafter, because of an acquisition or otherwise, which are often hard to predict.
•Operational or compliance issues at the acquisition target may not be fully identified or remediated until after the acquisition closes, potentially resulting in increased costs or penalties.
•Models used by an acquisition target, such as for capital planning and credit loss accounting, may be designed or implemented in a manner different than at PNC, and our necessary reliance on these for a period of time, could materially impact our financial condition or results of operations to the extent that our estimates based on these models are inaccurate.
•Enterprise risk management systems, policies and procedures may be different and less mature than those of PNC, and our necessary reliance on these for a period of time, could limit PNC’s ability to identify, monitor, manage and report risks or subject us to heightened regulatory, legal, operational or reputational risk.

After closing, the success of an acquisition is likely partially dependent on our ability to retain and expand upon the acquired company’s customer base. It is also frequently subject to risks related to human capital, including, risks related to integrating the corporate culture of the acquired company and, to the extent being retained, the quality of leadership of the acquired company.

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

ITEM 1C – CYBERSECURITY
We manage our cybersecurity risk as an integral part of our enterprise risk management programs. Accordingly, you should review the disclosure in this Item 1C in conjunction with the disclosure in the Risk Management section of this Report.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  31

Information Security Program

PNC’s approach to cyber risk management, oversight, and reporting is based on a well-structured information security program. The program is responsible for protecting information assets to achieve business objectives in a secure manner and designed to keep customers’ information and their funds safe and available. Program capabilities are built against industry guidance and a security framework to identify risks to sensitive information, protect that information and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents.

PNC’s information security program is designed to ensure that PNC follows industry guidance and security frameworks for data protection, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third- and fourth-party security. Our program is continuously enhanced by threat intelligence, new regulations, industry guidance and disruptive new technologies. The program includes, among other things, annual security and privacy training for all PNC employees, phishing exercises, and informative articles and communications to raise employee awareness.

PNC actively monitors and responds to the overall cybersecurity threat landscape via active capabilities to share information and leverage intelligence, monitoring, and response capabilities across the security industry, which include cybersecurity threats, physical threats and fraud. PNC’s intelligence and analysis capabilities collaborate to analyze events and trends for possible response.

We have not experienced any material cybersecurity threats that have impacted PNC’s business strategy, results of operations, or financial condition to date. Notwithstanding our well-established approach regarding cybersecurity, we may not be successful in preventing or mitigating the impact of a cybersecurity incident that could have a material impact on our business, results of operations or financial condition. See Item 1A Risk Factors of this Report for a discussion of cybersecurity risks.

Board Governance and Risk Oversight
PNC’s Board of Directors maintains governance and oversight of the risks posed by cybersecurity threats through the Board-level Technology and Risk Committees.

The Technology Committee meets no less than quarterly, and its purpose is to (i) assist the Board with the oversight of technology strategy and significant technology initiatives and programs, including those that can position the use of technology to drive strategic advantages and (ii) fulfill oversight responsibilities with respect to technology risk, information management, and security risks (including cyber security, cyber fraud, and physical security risks), and the adequacy of PNC’s business recovery, resiliency and contingency plans and test results.

The Technology Committee is informed of cyber threats and risks through multiple mechanisms. PNC’s Chief Information Security Officer presents quarterly to the Technology Committee on such topics as threat intelligence and assessment reports, incident and event reporting from other institutions, governance and regulatory exam statuses, and the status of other key program deliverables, among other content.

The Risk Committee meets no less than quarterly and provides oversight of PNC’s ERM framework. Cybersecurity risk is integrated into PNC’s overall ERM framework, and is represented as the Information Security domain, alongside seven other operational risk domains. See the Risk Management section of this Report for more details on our ERM framework.

PNC’s inherent information security risks, the maturity and completeness of the control environment, and measurements against our risk appetite are presented quarterly to the Technology Committee by the firm’s Chief Technology Risk Officer. Overall risks across the Enterprise Risk Framework are then reported quarterly to the Risk Committee by the Chief Risk Officer.

Communication to the Board occurs more frequently than quarterly, when dictated by incident and event management policies and procedures based on the criticality and urgency of the communication.

Role of Management

Management is directly involved in assessing and managing PNC’s risks from cybersecurity threats. PNC uses a three-lines-of-defense model where cybersecurity risk is managed and assessed by the first line of defense, led by the Chief Information Security Officer and the Director of Technology and Security Risk Management, and the second line of defense which is led by the Chief Technology Risk Officer, who reports to the Chief Risk Officer. The first and second lines of defense are examined internally by our third line of defense, Internal Audit. The lines of defense model ensures appropriate oversight within the management structure. See the Risk Governance and Oversight section of Risk Management for more details on each of our lines of defense. In addition to the three lines of internal defense, PNC engages external consultants to assess and inform the program, as needed.
The Chief Information Security Officer’s organization includes managers who have led cybersecurity programs in other industries such as robotics and artificial intelligence, consulting, telecommunications, healthcare, and manufacturing, which brings together a multi-faceted approach to managing cybersecurity threats and risks. The Information Security department leadership and personnel hold degrees in Information Security, Management Information Systems, Computer Science, Engineering Management and other professional majors. They also hold multiple professional certifications inclusive of vendor-issued security credentials from CISCO,
32    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Microsoft and F5, and industry certifications including but not limited to: Certified Information Systems Security Professional issued by the International Information System Security Certification Consortium; the Cybersecurity and Infrastructure Security Agency and Certified Information Security Manager issued by the Information Systems Audit and Control Association; and the Certificate of Cloud Security Knowledge issued by the Cloud Security Association.

Cyber Risks Related to Third Parties

Risks from cybersecurity threats associated with its use of third-party service providers are addressed as part of the information security risk and third-party risk domains, and their management is integrated into the ERM Framework.
To control cyber risks at third parties and protect customer data and systems, PNC assesses suppliers and third parties through a third-party security program that includes periodic security assessment. The third-party security program also includes regular monitoring of certain third parties using an independent security rating service that is designed to ensure insight and alerting is available at scale. In the event of an incident at a third party, there are specific incident response processes and protocols in place that are designed to protect PNC from potential adverse impacts.

ITEM 2 – PROPERTIES
Our executive and primary administrative offices are currently located at The Tower at PNC Plaza, Pittsburgh, Pennsylvania. The 33-story structure is owned by PNC Bank, National Association.
We own or lease numerous other premises for use in conducting business activities, including operations centers, offices, and branches and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate for the purposes of our business operations. We include here by reference the additional information regarding our properties in Note 6 Leases and Note 7 Premises, Equipment and Leasehold Improvements.

ITEM 3 – LEGAL PROCEEDINGS
See the information set forth in Note 20 Legal Proceedings, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 20, 2024 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
Carole L. Brown	59	Executive Vice President and Head of Asset Management Group	2019
Richard K. Bynum	53	Executive Vice President and Chief Corporate Responsibility Officer	2005
William S. Demchak	61	Chairman and Chief Executive Officer (b)	2002
Kieran J. Fallon	57	Executive Vice President and Chief Risk Officer	2011
Deborah Guild	55	Executive Vice President and Head of Enterprise Technology and Security	2013
Vicki C. Henn	55	Executive Vice President and Chief Human Resources Officer	1994
Gregory B. Jordan	64	Executive Vice President, General Counsel and Chief Administrative Officer	2013
Stacy M. Juchno	48	Executive Vice President and General Auditor	2009
Ganesh Krishnan	48	Executive Vice President and Enterprise Chief Information Officer	2008
Michael P. Lyons	53	President and Head of Corporate & Institutional Banking	2011
Alexander E. C. Overstrom	40	Executive Vice President and Head of Retail Banking	2014
E William Parsley, III	58	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	59	Executive Vice President and Chief Financial Officer	1987
Gregory H. Kozich	60	Senior Vice President and Controller	2010
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our proxy statement to be filed for the 2024 annual meeting of shareholders. See Item 10 of this Report.

Carole L. Brown was appointed Executive Vice President and Head of Asset Management Group in July 2020. Previously, she was the Chief Change and Risk Officer for PNC’s Asset Management Group and Corporate & Institutional Banking businesses. Prior to
The PNC Financial Services Group, Inc. – 2023 Form 10-K  33

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

Deborah Guild has served as Executive Vice President and Head of Enterprise Technology and Security since December 2020. She previously served as PNC’s Chief Information Security Officer, Chief Security Officer, and Chief Technology Officer. Prior to joining PNC in October 2013, Ms. Guild spent 21 years at Bank of America where she most recently served as Chief Technology Officer of Enterprise Functions and End User Computing.

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

Ganesh Krishnan has served as Executive Vice President and Enterprise Chief Information Officer since December 2020. He previously served as Chief Information Officer for PNC’s Corporate & Institutional Banking business and Staff Service Technology starting in 2017. Mr. Krishnan joined PNC in 2008 as a Technology Infrastructure Services manager and has held a variety of technology leadership roles with PNC.

Michael P. Lyons was appointed President in February 2024 and is Head of Corporate & Institutional Banking. He previously served as an Executive Vice President since 2011. Prior to joining PNC in October 2011, from May 2010 until October 2011, Mr. Lyons was head of corporate development and strategic planning for Bank of America.

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

34    The PNC Financial Services Group, Inc. – 2023 Form 10-K

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 9, 2024, there were 43,059 common shareholders of record.
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 45% were still available for repurchase at December 31, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity is expected to remain modest during the first quarter of 2024. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

For further information concerning dividend restrictions and other factors that could limit our ability to pay dividends, as well as restrictions on loans, dividends or advances from bank subsidiaries to the parent company, see the Supervision and Regulation section in Item 1, Item 1A Risk Factors and the Liquidity and Capital Management portion of the Risk Management section in Item 7, and Note 9 Borrowed Funds, Note 11 Equity and Note 19 Regulatory Matters, which we include here by reference.

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2023 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  35

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2023 are included in the following table.

2023 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	10	$118.13		45,500
November 1 – 30	78	$128.58	78	45,422
December 1 – 31	437	$154.36	437	44,985
Total	525	$149.83	515
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. Note 16 Employee Benefit Plans and Note 17 Stock Based Compensation Plans include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 45 million shares, or 45% were still available for repurchase at December 31, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity is expected to remain modest during the first quarter of 2024. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%. Under the SCB framework we repurchased 4.0 million shares in 2023 and 21.1 million shares in 2022.

Common Stock Performance Graph
This graph shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends) on our common stock during the five-year period ended December 31, 2023, as compared with: (i) a selected peer group as set forth below and referred to as the “Peer Group”; (ii) an overall stock market index, the S&P 500 Index; and (iii) a published industry index, the S&P 500 Banks. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested at market close on December 31, 2018 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

	Base Period	Assumes $100 investment at Close of Market on December 31, 2018 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023
PNC	$100	$140.89	$137.04	$189.42	$154.26	$158.41	9.64%
S&P 500 Index	$100	$131.47	$155.65	$200.29	$163.98	$207.04	15.67%
S&P 500 Banks	$100	$140.64	$121.29	$164.28	$132.73	$147.28	8.05%
Peer Group	$100	$136.89	$128.54	$179.63	$143.33	$147.08	8.02%

The Peer Group for the preceding chart and table above consists of the following companies: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; The PNC Financial Services Group, Inc.; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. For Truist Financial Corporation, the preceding chart and table reflects historical BB&T Corporation
36    The PNC Financial Services Group, Inc. – 2023 Form 10-K

data up until December 6, 2019, without inclusion of historical data from SunTrust Banks, Inc. This Peer Group was approved for 2023 by the Board’s Personnel and Compensation Committee, and the Committee has approved the same peer group for 2024.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2018 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly plot point.

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

Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing and liquidity standards, and
•Actions we take within the capital and other financial markets,
•Execution of our strategic priorities,
•Management of credit risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies, and
The PNC Financial Services Group, Inc. – 2023 Form 10-K  37

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

Signature Bank Portfolio Acquisition

On October 2, 2023, PNC acquired a portfolio of capital commitments facilities from Signature Bridge Bank, N.A. through an agreement with the FDIC as receiver of the former Signature Bank, New York. The acquired portfolio represented approximately $16.0 billion in total commitments, including approximately $9.0 billion of funded loans, at the time of acquisition.

Workforce Reduction

During the fourth quarter of 2023, PNC implemented a workforce reduction that is expected to reduce 2024 personnel expense by approximately $325 million annually, on a pre-tax basis. PNC incurred expenses of $150 million in the fourth quarter of 2023 in connection with this workforce reduction.

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. PNC
38    The PNC Financial Services Group, Inc. – 2023 Form 10-K

incurred an expense on a pre-tax basis of $515 million during the fourth quarter of 2023 representing the total estimated cost of the assessment.

Selected Financial Data
The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

	Year ended December 31
Dollars in millions, except per share data	2023	2022	2021
Summary of Operations
Net interest income	$13,916	$13,014	$10,647
Noninterest income	7,574	8,106	8,564
Total revenue	21,490	21,120	19,211
Provision for (recapture of) credit losses	742	477	(779)
Noninterest expense	14,012	13,170	13,002
Income before income taxes and noncontrolling interests	6,736	7,473	6,988
Income taxes	1,089	1,360	1,263
Net income	$5,647	$6,113	$5,725
Net income attributable to common shareholders	$5,153	$5,735	$5,436
Per Common Share
Diluted earnings	$12.79	$13.85	$12.70
Book value per common share	$112.72	$99.93	$120.61
Tangible book value per common share (non-GAAP) (a)	$85.08	$72.12	$94.11
Performance Ratios
Net interest margin (non-GAAP) (b)	2.76%	2.65%	2.29%
Noninterest income to total revenue	35%	38%	45%
Efficiency	65%	62%	68%
Return on:
Average common shareholders’ equity	12.35%	13.52%	10.78%
Average assets	1.01%	1.11%	1.09%
(a)See explanation and reconciliation of this non-GAAP measure in the Reconciliation of Tangible Book Value Per Common Share (non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) Statistical Information (Unaudited) section in Item 8 of this Report.

Table 2: Balance Sheet Highlights and Other Selected Ratios

	Year ended December 31
Dollars in millions, except as noted	2023	2022
Balance Sheet Highlights
Assets	$561,580	$557,263
Loans	$321,508	$326,025
Allowance for loan and lease losses	$4,791	$4,741
Interest-earning deposits with banks	$43,804	$27,320
Investment securities	$132,569	$139,334
Total deposits	$421,418	$436,282
Borrowed funds	$72,737	$58,713
Total shareholders’ equity	$51,105	$45,774
Common shareholders’ equity	$44,864	$40,028
Other Selected Ratios
Common equity Tier 1	9.9%	9.1%
Dividend payout	47.8%	41.7%
Loans to deposits	76%	75%
Common shareholders’ equity to total assets	8.0%	7.2%
Average common shareholders’ equity to average assets	7.5%	7.7%

The PNC Financial Services Group, Inc. – 2023 Form 10-K  39

Income Statement Highlights

Net income for 2023 was $5.6 billion or $12.79 per diluted common share, a decrease of $0.5 billion, or 8%, compared to net income of $6.1 billion, or $13.85 per diluted common share, for 2022. The decrease was driven by higher expenses, which included the impact of the FDIC special assessment and workforce reduction charges, as well as lower noninterest income and a higher provision for credit losses, partially offset by higher net interest income.
•Total revenue increased $0.4 billion, or 2%, to $21.5 billion.
•Net interest income increased $0.9 billion, or 7%, to $13.9 billion, primarily due to higher interest-earning asset yields and balances, partially offset by higher funding costs.
•Net interest margin increased to 2.76% for 2023 compared to 2.65% for 2022, reflecting higher yields on interest-earning assets, partially offset by increased funding costs.
•Noninterest income decreased $0.5 billion, or 7%, to $7.6 billion, primarily due to lower capital markets and advisory income and a decline in private equity revenue. The decrease also included negative Visa Class B derivative fair value adjustments of $279 million for 2023 compared to $40 million of negative adjustments for 2022.
•Provision for credit losses was $742 million in 2023, primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio. Provision for credit losses was $477 million in 2022.
•Noninterest expense increased $842 million, or 6%, to $14.0 billion, and included $515 million pertaining to the FDIC special assessment for the recovery of losses related to the closures of Silicon Valley Bank and Signature Bank as well as $150 million of workforce reduction charges.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at December 31, 2023. In comparison to December 31, 2022:
•Total assets increased modestly due to higher balances held with the Federal Reserve Bank, partially offset by lower securities and loan balances.
•Total loans decreased $4.5 billion, to $321.5 billion.
•Total commercial loans decreased $5.5 billion, or 2%, to $219.6 billion, driven by lower utilization of loan commitments and paydowns outpacing new production, partially offset by the acquisition of capital commitment facilities from Signature Bridge Bank, N.A. on October 2, 2023.
•Total consumer loans increased $1.0 billion, to $102.0 billion, due to growth in residential mortgages, home equity, credit card and automobile loans, partially offset by declines in the remaining portfolios as paydowns outpaced new originations and draws on existing accounts.
•Investment securities decreased $6.8 billion, or 5%, to $132.6 billion, as limited purchase activity was more than offset by portfolio paydowns and maturities.
•Interest earning deposits with banks, primarily with the Federal Reserve Bank, increased $16.5 billion, or 60%, to $43.8 billion, primarily due to higher borrowed funds and lower securities and loan balances, partially offset by lower deposits.
•Total deposits decreased $14.9 billion, or 3%, to $421.4 billion, as a result of lower consumer and commercial deposits, reflecting the impact of competitive pricing dynamics and inflationary pressures.
•Borrowed funds of $72.7 billion increased $14.0 billion, or 24%, due to parent company senior debt issuances and higher FHLB borrowings.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
2023 reflected strong credit quality performance.
•At December 31, 2023 compared to December 31, 2022:
•Overall loan delinquencies of $1.4 billion decreased $106 million, or 7%, driven by lower commercial and consumer delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.5 billion, or 1.70% of total loans at December 31, 2023, and was relatively stable in comparison to reserves at December 31, 2022. The slight increase in reserves was primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio, partially offset by an updated economic outlook.
•Nonperforming assets of $2.2 billion increased $197 million, or 10%, due to higher commercial nonperforming loans, partially offset by lower consumer nonperforming loans.
•Net charge-offs of $710 million or 0.22% of average loans in 2023 increased $147 million compared to net charge-offs of $563 million or 0.18% of average loans for 2022, reflecting higher commercial and consumer net loan charge-offs.
40    The PNC Financial Services Group, Inc. – 2023 Form 10-K

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.

Capital and Liquidity Highlights

We maintained strong capital and liquidity positions during 2023.
•Common shareholders’ equity increased $4.9 billion to $44.9 billion at December 31, 2023, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In 2023, we returned $3.1 billion of capital to shareholders through dividends on common shares of $2.5 billion and repurchases of 4.0 million common shares for $0.6 billion.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 45% were still available for repurchase at December 31, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity is expected to remain modest during the first quarter of 2024. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.
•On January 4, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share paid on February 5, 2024.
•The Basel III CET1 capital ratio increased to 9.9% at December 31, 2023 from 9.1% at December 31, 2022.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The estimated fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 9.8% at December 31, 2023 compared to 8.9% at December 31, 2022.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2023 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject, among other things, to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•PNC’s baseline forecast is for slower economic growth in 2024 as consumer spending growth slows and higher interest rates remain a drag on the economy. The ongoing strength of the labor market will continue to support consumer spending. Slowing inflation will allow for federal funds rate cuts starting in the late spring or early summer; this will support economic growth in the second half of 2024.
•GDP growth this year will be below trend at slightly above 1%, and the unemployment rate will increase modestly to somewhat above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, moving back to the Federal Reserve’s 2% long-term objective by the end of the year.
•PNC expects the federal funds rate to remain unchanged in the first part of 2024, between 5.25% and 5.50%, with federal funds rate cuts starting in May 2024 as inflation slows further. PNC expects the federal funds rate to end 2024 between 4.25% and 4.50%.

See Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2024, compared to full year 2023, we expect:
•Spot loans to be up 3% to 4%,
•Average loans to be up approximately 1%,
•Net interest income to be down 4% to 5%,
•Noninterest income, excluding net securities gains and Visa activity, to be up 4% to 6%,
•Revenue to be stable to down 2%,
The PNC Financial Services Group, Inc. – 2023 Form 10-K  41

•Core noninterest expense to be stable, and
•The effective tax rate to be approximately 18.5%.

For the first quarter of 2024, compared to the fourth quarter of 2023, we expect:
•Average loans to be down approximately 1%,
•Net interest income to be down 3% to 5%,
•Fee income to be down 6% to 8%,
•Other noninterest income, excluding net securities gains and Visa activity, to be between $150 million and $200 million,
•Total revenue to be down 3% to 4%,
•Core noninterest expense to be down 3% to 4%, and
•Net loan charge-offs to be between $200 million and $250 million.
Core noninterest expense guidance excludes the $515 million pre-tax impact of the FDIC’s special assessment related to the closures of Silicon Valley Bank and Signature Bank as well as $150 million of pre-tax workforce reduction charges incurred in the fourth quarter of 2023. See the Statistical Information (Unaudited) – Reconciliation of Core Noninterest Expense Guidance (non-GAAP) section of this Report.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures except for the impact of charges related to the FDIC special assessment and the workforce reduction to noninterest expense. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2022 over 2021, see the Consolidated Income Statement Review section in our 2022 Form 10-K.

Net income for 2023 was $5.6 billion, or $12.79 per diluted common share, a decrease of $0.5 billion, or 8%, compared to net income of $6.1 billion, or $13.85 per diluted common share, for 2022. The decrease was driven by higher expenses, which included the impact of the FDIC special assessment and workforce reduction charges, as well as lower noninterest income and a higher provision for credit losses, partially offset by higher net interest income.

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	2023			2022
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$140,351	2.54%	$3,568	$137,149	2.00%	$2,747
Loans	323,520	5.69%	18,423	307,699	3.86%	11,886
Interest-earning deposits with banks	36,645	5.19%	1,902	41,050	1.41%	578
Other	8,884	6.33%	562	9,651	3.50%	337
Total interest-earning assets/interest income	$509,400	4.80%	24,455	$495,549	3.14%	15,548
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$315,393	2.10%	6,609	$299,042	0.42%	1,267
Borrowed funds	67,282	5.62%	3,783	42,450	2.72%	1,155
Total interest-bearing liabilities/interest expense	$382,675	2.72%	10,392	$341,492	0.71%	2,422
Net interest margin/income (non-GAAP)		2.76%	14,063		2.65%	13,126
Taxable-equivalent adjustments			(147)			(112)
Net interest income (GAAP)			$13,916			$13,014
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

42    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Statistical Information (Unaudited) – Average Consolidated Balance Sheet and Net Interest Analysis and Analysis Of Year-To-Year Changes In Net Interest Income in Item 8 of this Report for additional information.

Net interest income increased $0.9 billion, or 7% in 2023 compared with 2022. The increase was due to higher interest-earning asset yields and balances, partially offset by higher funding costs. Net interest margin increased 11 basis points, reflecting higher yields on interest-earning assets, partially offset by increased funding costs.

Average investment securities increased $3.2 billion, or 2%, primarily reflecting an increase in agency residential mortgage-backed securities. Average investment securities represented 28% of average interest-earning assets in both 2023 and 2022.

Average loans increased $15.8 billion, or 5%, reflecting growth in both commercial and consumer loans. Average loans represented 64% of average interest-earning assets in 2023 compared to 62% in 2022.

Average interest-earning deposits with banks decreased $4.4 billion, or 11%, primarily due to lower deposits and higher loan balances, partially offset by higher borrowed funds.

Average interest-bearing deposits increased $16.4 billion, or 5%, reflecting a continued shift from noninterest-bearing to interest-bearing deposits as deposit rates have risen. In total, average interest-bearing deposits represented 82% of average interest-bearing liabilities in 2023 compared to 88% in 2022.

Average borrowed funds increased $24.8 billion, or 58%, primarily due to higher FHLB borrowings and parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 4: Noninterest Income

Year ended December 31			Change
Dollars in millions	2023	2022	$	%
Noninterest income
Asset management and brokerage	$1,412	$1,444	$(32)	(2)%
Capital markets and advisory	952	1,296	(344)	(27)%
Card and cash management	2,733	2,633	100	4%
Lending and deposit services	1,233	1,134	99	9%
Residential and commercial mortgage	625	647	(22)	(3)%
Other	619	952	(333)	(35)%
Total noninterest income	$7,574	$8,106	$(532)	(7)%

Noninterest income as a percentage of total revenue was 35% for 2023 and 38% for 2022.

Asset management and brokerage fees decreased reflecting lower client activity. PNC’s discretionary client assets under management increased to $189 billion at December 31, 2023, compared to $173 billion at December 31, 2022, driven by higher spot equity markets, partially offset by client activity.

Capital markets and advisory fees decreased primarily due to lower merger and acquisition advisory fees and trading revenue.

Card and cash management revenue growth was primarily due to higher treasury management product revenue.

Lending and deposit services grew reflecting increased customer activity and growth in loan commitment fees.

Residential and commercial mortgage decreased primarily due to lower commercial mortgage banking activities, partially offset by an increase in residential mortgage servicing fees.

Other noninterest income decreased compared to 2022, primarily due to lower private equity revenue and the impact of Visa Class B derivative fair value adjustments of negative $279 million primarily related to the extension of anticipated litigation resolution timing. Visa Class B derivative fair value adjustments were negative $40 million in 2022.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  43

Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity and Other Investment Risk section.

Noninterest Expense
Table 5: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2023	2022	$	%
Noninterest expense
Personnel	$7,428	$7,244	$184	3%
Occupancy	982	992	(10)	(1)%
Equipment	1,411	1,395	16	1%
Marketing	350	355	(5)	(1)%
Other	3,841	3,184	657	21%
Total noninterest expense	$14,012	$13,170	$842	6%

Noninterest expense increased compared to 2022 primarily due to higher other noninterest expense, which included $515 million pertaining to the FDIC special assessment as well as higher personnel costs, which included expenses of $150 million of workforce reduction charges.

We exceeded our 2023 continuous improvement program savings goal of $450 million, which included a $50 million mid-year increase. In 2024, our continuous improvement program goal will be $425 million.

Effective Income Tax Rate
The effective income tax rate was 16.2% for 2023 compared with 18.2% for 2022. The decrease was due to the favorable impact of certain tax matters in 2023.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low- income housing and new markets investments, as well as earnings on other tax exempt investments. Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 18 Income Taxes.
Provision for (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

Year ended December 31
Dollars in millions	2023	2022
Provision for (recapture of) credit losses
Loans and leases	$792	$439
Unfunded lending related commitments	(31)	32
Investment securities	(18)	17
Other financial assets	(1)	(11)
Total provision for (recapture of) credit losses	$742	$477

Provision for credit losses was $742 million in 2023, primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio.

44    The PNC Financial Services Group, Inc. – 2023 Form 10-K

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2022 over 2021, see the Consolidated Balance Sheet Review section in our 2022 Form 10-K.
Table 7: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2023	2022	$	%
Assets
Interest-earning deposits with banks	$43,804	$27,320	$16,484	60%
Loans held for sale	734	1,010	(276)	(27)%
Investment securities	132,569	139,334	(6,765)	(5)%
Loans	321,508	326,025	(4,517)	(1)%
Allowance for loan and lease losses	(4,791)	(4,741)	(50)	(1)%
Mortgage servicing rights	3,686	3,423	263	8%
Goodwill	10,932	10,987	(55)	(1)%
Other	53,138	53,905	(767)	(1)%
Total assets	$561,580	$557,263	$4,317	1%
Liabilities
Deposits	$421,418	$436,282	$(14,864)	(3)%
Borrowed funds	72,737	58,713	14,024	24%
Allowance for unfunded lending related commitments	663	694	(31)	(4)%
Other	15,621	15,762	(141)	(1)%
Total liabilities	510,439	511,451	(1,012)	—
Equity
Total shareholders’ equity	51,105	45,774	5,331	12%
Noncontrolling interests	36	38	(2)	(5)%
Total equity	51,141	45,812	5,329	12%
Total liabilities and equity	$561,580	$557,263	$4,317	1%
Our balance sheet was strong and well-positioned at December 31, 2023. In comparison to December 31, 2022:
•Total assets increased modestly due to higher balances held with the Federal Reserve Bank, partially offset by lower securities and loan balances.
•Total liabilities were largely stable and included lower deposits, mostly offset by higher borrowed funds.
•Total equity increased due to the benefit of net income, an improvement in AOCI and net preferred stock issuances, partially offset by dividends paid and common share repurchases.

The ACL related to loans totaled $5.5 billion at December 31, 2023, and was relatively stable in comparison to reserves at December 31, 2022. The slight increase in reserves was primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio, partially offset by an updated economic outlook. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Item 7,
•Critical Accounting Estimates and Judgments section of this Item 7, and
•Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section of this Item 7 and in Note 19 Regulatory Matters.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  45

Loans
Table 8: Loans

	December 31	December 31	Change
Dollars in millions	2023	2022	$	%
Commercial
Commercial and industrial	$177,580	$182,219	$(4,639)	(3)%
Commercial real estate	35,436	36,316	(880)	(2)%
Equipment lease financing	6,542	6,514	28	—
Total commercial	219,558	225,049	(5,491)	(2)%
Consumer
Residential real estate	47,544	45,889	1,655	4%
Home equity	26,150	25,983	167	1%
Automobile	14,860	14,836	24	—
Credit card	7,180	7,069	111	2%
Education	1,945	2,173	(228)	(10)%
Other consumer	4,271	5,026	(755)	(15)%
Total consumer	101,950	100,976	974	1%
Total loans	$321,508	$326,025	$(4,517)	(1)%

Commercial loans decreased driven by lower utilization of loan commitments and paydowns outpacing new production, partially offset by the acquisition of capital commitment facilities from Signature Bridge Bank, N.A. on October 2, 2023.

Consumer loans increased due to growth in residential mortgages, home equity, credit card and automobile loans, partially offset by declines in the remaining portfolios as paydowns outpaced new originations and draws on existing accounts.

For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section, Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $132.6 billion at December 31, 2023 decreased $6.8 billion, or 5%, compared to December 31, 2022, as limited purchase activity was more than offset by portfolio paydowns and maturities.

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

Table 9: Investment Securities (a)

	December 31, 2023		December 31, 2022
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$44,125	$42,348	$45,767	$43,330
Agency residential mortgage-backed	73,329	67,925	77,385	71,073
Non-agency residential mortgage-backed	844	938	973	1,074
Agency commercial mortgage-backed	2,619	2,471	2,693	2,501
Non-agency commercial mortgage-backed (c)	2,286	2,217	2,992	2,883
Asset-backed (d)	6,982	6,984	7,291	7,183
Other debt (e)	5,952	5,850	6,642	6,394
Total investment securities (f)	$136,137	$128,733	$143,743	$134,438
(a)Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2023 and 2022.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $92 million at December 31, 2023 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2022 was $149 million.
(c)Collateralized primarily by multifamily housing, office buildings, retail properties, lodging properties and industrial properties.
(d)Collateralized primarily by consumer credit products, corporate debt and government guaranteed education loans.
(e)Includes state and municipal securities and corporate bonds.
(f)Includes available for sale and held to maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.

46    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at December 31, 2023 was comparable to December 31, 2022 and primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 4.2 years at December 31, 2023. We estimate that at December 31, 2023 the effective duration of investment securities was 4.1 years for an immediate 50 basis points parallel increase in interest rates and 4.2 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2022 for the effective duration of investment securities were 4.4 years and 4.5 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.5 years at December 31, 2023 compared to 6.0 years at December 31, 2022.
Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2023	Years
Agency residential mortgage-backed	7.4
Non-agency residential mortgage-backed	9.9
Agency commercial mortgage-backed	5.0
Non-agency commercial mortgage-backed	1.0
Asset-backed	2.2
Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 14 Fair Value.

Funding Sources
Table 11: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2023	2022	$	%
Deposits
Noninterest-bearing	$101,285	$124,486	$(23,201)	(19)%
Interest-bearing
Money market	65,594	64,150	1,444	2%
Demand	124,848	126,143	(1,295)	(1)%
Savings	98,122	103,033	(4,911)	(5)%
Time deposits	31,569	18,470	13,099	71%
Total interest-bearing deposits	320,133	311,796	8,337	3%
Total deposits	421,418	436,282	(14,864)	(3)%
Borrowed funds
Federal Home Loan Bank borrowings	38,000	32,075	5,925	18%
Senior debt	26,836	16,657	10,179	61%
Subordinated debt	4,875	6,307	(1,432)	(23)%
Other	3,026	3,674	(648)	(18)%
Total borrowed funds	72,737	58,713	14,024	24%
Total funding sources	$494,155	$494,995	$(840)	—

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2022, our funding source composition has shifted and now includes lower deposit balances and higher borrowed funds, contributing to higher funding costs.

Total deposits decreased as a result of lower consumer and commercial deposits, reflecting the impact of competitive pricing dynamics and inflationary pressures. In addition, noninterest-bearing balances decreased due to the continued shift into interest-bearing deposits as a result of the elevated interest rate environment. A portion of that shift included an increase in total brokered deposits compared with 2022. Our total brokered deposit balances of $11.0 billion in 2023 and $9.5 billion in 2022, were significantly below both our internal and regulatory guidelines and limits.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  47

Borrowed funds increased due to parent company senior debt issuances and higher FHLB borrowings.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2023 liquidity and capital activities. See Note 9 Borrowed Funds for additional information related to our borrowings. See Average Consolidated Balance Sheet and Net Interest Analysis and Analysis of Year-to-Year Changes in Net Interest Income in the Statistical Information section of this Report for additional information on year-over-year volume and related funding cost changes.

Shareholders’ Equity
Total shareholders’ equity was $51.1 billion at December 31, 2023, an increase of $5.3 billion compared to December 31, 2022, as increases related to net income of $5.6 billion, an improvement in AOCI of $2.5 billion and net preferred stock issuances of $0.5 billion were partially offset by dividends paid of $2.8 billion and common share repurchases of $0.6 billion.

BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in Other, as shown in Table 112 in Note 22 Segment Reporting. Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from funds transfer pricing operations.

Certain amounts included in this Business Segments Review differ from those amounts shown in Note 22, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

See Note 22 Segment Reporting for additional information on our business segments, including a description of each business.

48    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Retail Banking
Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they want to be met - whether in a branch, through digital channels, an ATM or through our phone-based customer contact centers - while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$9,974	$7,540	$2,434	32%
Noninterest income	2,951	2,967	(16)	(1)%
Total revenue	12,925	10,507	2,418	23%
Provision for credit losses	396	259	137	53%
Noninterest expense	7,555	7,598	(43)	(1)%
Pretax earnings	4,974	2,650	2,324	88%
Income taxes	1,163	621	542	87%
Noncontrolling interests	43	55	(12)	(22)%
Earnings	$3,768	$1,974	$1,794	91%
Average Balance Sheet
Loans held for sale	$569	$927	$(358)	(39)%
Loans
Consumer
Residential real estate	$35,156	$33,643	$1,513	4%
Home equity	24,598	23,221	1,377	6%
Automobile	14,943	15,425	(482)	(3)%
Credit card	7,020	6,620	400	6%
Education	2,090	2,381	(291)	(12)%
Other consumer	1,910	2,164	(254)	(12)%
Total consumer	85,717	83,454	2,263	3%
Commercial	11,744	11,177	567	5%
Total loans	$97,461	$94,631	$2,830	3%
Total assets	$114,914	$113,829	$1,085	1%
Deposits
Noninterest-bearing	$58,566	$64,775	$(6,209)	(10)%
Interest-bearing	197,589	199,614	(2,025)	(1)%
Total deposits	$256,155	$264,389	$(8,234)	(3)%
Performance Ratios
Return on average assets	3.28%	1.73%
Noninterest income to total revenue	23%	28%
Efficiency	58%	72%
(continued on following page)
The PNC Financial Services Group, Inc. – 2023 Form 10-K  49

(Continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$523	$528	$(5)	(1)%
Card and cash management	$1,323	$1,338	$(15)	(1)%
Lending and deposit services	$736	$670	$66	10%
Residential and commercial mortgage	$424	$319	$105	33%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$209	$190	$19	10%
Serviced portfolio acquisitions	$35	$74	$(39)	(53)%
MSR asset value (b)	$2.7	$2.3	$0.4	17%
MSR capitalization value (in basis points) (b)	127	122	5	4%
Servicing income: (in millions)
Servicing fees, net (c)	$301	$192	$109	57%
Mortgage servicing rights valuation, net of economic hedge	$53	$9	$44	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$7.4	$15.1	$(7.7)	(51)%
Loan sale margin percentage	2.34%	2.14%
Percentage of originations represented by:
Purchase volume (d)	87%	67%
Refinance volume	13%	33%
Other Information (b)
Customer-related statistics (average)
Non-teller deposit transactions (e)	66%	64%
Digital consumer customers (f)	77%	78%
Credit-related statistics
Nonperforming assets	$834	$1,003	$(169)	(17)%
Net charge-offs - loans and leases	$463	$435	$28	6%
Other statistics
ATMs	8,447	8,933	(486)	(5)%
Branches (g)	2,299	2,518	(219)	(9)%
Brokerage account client assets (in billions) (h)	$78	$70	$8	11%
*- Not Meaningful
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

Retail Banking earnings increased $1.8 billion in 2023 compared with 2022, primarily due to increased net interest income, partially offset by an increased provision for credit losses.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income decreased primarily due to the impact of negative Visa Class B derivative fair value adjustments compared to 2022, partially offset by growth in residential mortgage banking and lending and deposit customer-related activities.

Provision for credit losses was primarily driven by portfolio activity.
Noninterest expense decreased in the comparison primarily due to lower personnel expense, partially offset by increased technology costs.
50    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Retail Banking average total loans increased in 2023 compared to 2022. Average consumer loans increased driven by higher residential real estate and home equity loans as a result of new volume and draws on existing accounts outpacing liquidations, as well as growth in credit card loans due to new account production and purchase volume increases. The increase was partially offset by declines across the remaining portfolio as paydowns outpaced new originations. Average commercial loans increased due to growth in automobile dealer segment balances, partially offset by forgiveness of PPP loans.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In 2023, average total deposits decreased compared to 2022, reflecting the impact of increased consumer spending and quantitative tightening by the Federal Reserve.

As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches, solution centers and ATMs, which are complemented by PNC’s suite of digital capabilities. In February 2024, PNC announced it would be investing close to $1.0 billion, through 2028, to open more than 100 new branches in key locations, including Austin, Dallas, Denver, Houston, Miami, and San Antonio, and to renovate more than 1,200 existing locations across the country to enhance the customer experience.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  51

Corporate & Institutional Banking

Corporate & Institutional Banking’s strategy is to be the leading relationship-based provider of traditional banking products and services to its customers through the economic cycles. We aim to grow our market share and drive higher returns by delivering value-added solutions that help our clients better run their organizations, all while maintaining prudent risk and expense management. We continue to focus on building client relationships where the risk-return profile is attractive. We are a coast-to-coast franchise and our full suite of commercial products and services are offered nationally.

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2023	2022	$	%
Income Statement
Net interest income	$5,856	$5,270	$586	11%
Noninterest income	3,537	3,621	(84)	(2)%
Total revenue	9,393	8,891	502	6%
Provision for credit losses	398	198	200	101%
Noninterest expense	3,730	3,651	79	2%
Pretax earnings	5,265	5,042	223	4%
Income taxes	1,197	1,155	42	4%
Noncontrolling interests	19	17	2	12%
Earnings	$4,049	$3,870	$179	5%
Average Balance Sheet
Loans held for sale	$407	$475	$(68)	(14)%
Loans
Commercial
Commercial and industrial	$166,289	$155,551	$10,738	7%
Commercial real estate	34,522	33,373	1,149	3%
Equipment lease financing	6,422	6,195	227	4%
Total commercial	207,233	195,119	12,114	6%
Consumer	6	9	(3)	(33)%
Total loans	$207,239	$195,128	$12,111	6%
Total assets	$233,337	$219,941	$13,396	6%
Deposits
Noninterest-bearing	$51,329	$76,956	$(25,627)	(33)%
Interest-bearing	91,815	71,388	20,427	29%
Total deposits	$143,144	$148,344	$(5,200)	(4)%
Performance Ratios
Return on average assets	1.74%	1.76%
Noninterest income to total revenue	38%	41%
Efficiency	40%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$3,456	$2,801	$655	23%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$74	$77	$(3)	(4)%
Commercial mortgage loan servicing income (d)	185	256	(71)	(28)%
Commercial mortgage servicing rights valuation, net of economic hedge	118	138	(20)	(14)%
Total	$377	$471	$(94)	(20)%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e)(f)	$288	$281	$7	2%
MSR asset value (e)	$1,032	$1,113	$(81)	(7)%
Average Loans by C&IB business (g)
Corporate Banking	$117,568	$106,098	$11,470	11%
Real Estate	47,312	45,335	1,977	4%
Business Credit	29,984	28,461	1,523	5%
Commercial Banking	8,024	9,294	(1,270)	(14)%
Other	4,351	5,940	(1,589)	(27)%
Total average loans	$207,239	$195,128	$12,111	6%
Credit-related statistics
Nonperforming assets (e)	$1,217	$761	$456	60%
Net charge-offs - loans and leases	$266	$143	$123	86%
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
(d)Represents net interest income and noninterest income from loan servicing, net of reduction in commercial mortgage servicing rights due to time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(e)As of December 31.
(f)Represents balances related to capitalized servicing.
(g)As the result of a business realignment within C&IB during the second quarter of 2023, certain loans were reclassified from Other to Corporate Banking in the prior periods to conform to the current period presentation.

Corporate & Institutional Banking earnings increased $179 million in 2023 compared with 2022, driven by higher net interest income, partially offset by a higher provision for credit losses, lower noninterest income and increased noninterest expense.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans and lower average deposit balances.

Noninterest income decreased in the comparison driven by lower commercial mortgage banking activities and a decline in capital markets and advisory fees, partially offset by growth in treasury management product revenue.

Provision for credit losses was primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio.

Noninterest expense increased in the comparison and included continued investments to support business growth.

Average loans increased compared with 2022 due to increases in Corporate Banking, Real Estate and Business Credit, partially offset by a decrease in Commercial Banking:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business increased driven by strong new production throughout 2022 and the acquisition of capital commitment facilities from Signature Bridge Bank, N.A. on October 2, 2023.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business increased largely due to new production throughout 2022, partially offset by a lower average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business increased, primarily driven by new production, partially offset by a lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by lower average utilization of loan commitments, paydowns outpacing new production and PPP loan forgiveness.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased in 2023 compared to 2022, reflecting the impact of quantitative tightening by the Federal Reserve and included a continued shift from noninterest-bearing to interest-bearing deposits as deposit rates have risen. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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

The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared with 2022, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities decreased in the comparison primarily due to lower commercial mortgage servicing income.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The decrease in capital markets and advisory fees in the comparison was mostly driven by lower merger and acquisition advisory fees and a decline in syndication fees, partially offset by higher customer-related trading revenue for derivatives, foreign exchange and fixed income.
52    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Asset Management Group

The Asset Management Group strives to be a leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to affluent individuals and institutions by endeavoring to proactively deliver value-added ideas, solutions and exceptional service. The Asset Management Group’s priorities are to serve our clients’ financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.
Table 14: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2023	2022	$	%
Income Statement
Net interest income	$547	$608	$(61)	(10)%
Noninterest income	905	936	(31)	(3)%
Total revenue	1,452	1,544	(92)	(6)%
Provision for (recapture of) credit losses	(3)	28	(31)	*
Noninterest expense	1,115	1,086	29	3%
Pretax earnings	340	430	(90)	(21)%
Income taxes	80	100	(20)	(20)%
Earnings	$260	$330	$(70)	(21)%
Average Balance Sheet
Loans
Consumer
Residential real estate	$10,280	$8,029	$2,251	28%
Other consumer	4,003	4,550	(547)	(12)%
Total consumer	14,283	12,579	1,704	14%
Commercial	1,107	1,505	(398)	(26)%
Total loans	$15,390	$14,084	$1,306	9%
Total assets	$15,812	$14,505	$1,307	9%
Deposits
Noninterest-bearing	$1,782	$2,664	$(882)	(33)%
Interest-bearing	25,928	27,830	(1,902)	(7)%
Total deposits	$27,710	$30,494	$(2,784)	(9)%
Performance Ratios
Return on average assets	1.64%	2.28%
Noninterest income to total revenue	62%	61%
Efficiency	77%	70%
Supplemental Noninterest Income Information
Asset management fees	$882	$908	$(26)	(3)%
Brokerage fees	7	8	(1)	(13)%
Total	$889	$916	$(27)	(3)%
Other Information
Nonperforming assets (a)	$39	$56	$(17)	(30)%
Net charge-offs (recoveries) - loans and leases	$(3)	$17	$(20)	(118)%
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management
PNC Private Bank	$117	$105	$12	11%
Institutional Asset Management	72	68	4	6%
Total discretionary client assets under management	$189	$173	$16	9%
Nondiscretionary client assets under administration	179	152	27	18%
Total	$368	$325	$43	13%
* -Not Meaningful
(a)As of December 31.
(b)Excludes brokerage account client assets.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  53

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

Asset Management Group earnings decreased $70 million in 2023 compared with 2022, driven by lower net interest income and noninterest income and higher noninterest expense, partially offset by provision recapture.

Net interest income decreased in the comparison due to decline in average deposits as well as narrower interest rate spreads on the value of loans, partially offset by higher average loans and wider interest rate spreads on the value of deposits.

Noninterest income decreased in the comparison driven by lower asset management fees due to the impact of client activity.

Noninterest expense increased in the comparison, reflecting continued investments to support business growth.

Average loans increased compared with 2022, driven by growth in residential real estate lending, partially offset by a decrease in security based lending lines of credit.

Average deposits decreased in the comparison due to competitive pricing pressures as clients continue to seek higher yielding returns, including deploying funds into discretionary client assets under management.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher spot equity markets as of December 31, 2023, partially offset by client activity.
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
We operate within a rapidly evolving regulatory and financial services environment. Accordingly, we are actively focused on the timely incorporation of applicable regulatory pronouncements and emerging risks into our ERM Framework.

54    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
Capital Planning and Stress Testing: Capital planning helps to ensure we are maintaining safe and sound operations and viability. The capital planning process and the resulting capital plan evolve as our overall risks, activities and risk management practices change. Capital planning aligns with our strategic planning process. Stress testing is an essential element of the macroeconomic capital planning process. Effective stress testing enables us to consider the estimated effect on capital of various hypothetical macroeconomic scenarios.
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  55

and business levels. Committee composition is designed to provide effective oversight balanced across the three lines of defense in accordance with the OCC’s heightened standards and the Federal Reserve Board’s enhanced prudential standards. See the Supervision and Regulation section in Item 1 of this Report for more information.
To help ensure appropriate risks are being taken and effectively managed and controlled, risk is managed across three lines of defense. A summary of the Board of Directors’ and each line of defense’s responsibilities is provided below:
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
Second line of defense – The second line of defense is independent from the first line of defense and is responsible for establishing the risk governance framework and the standards within each independent risk area for identifying, measuring, monitoring, controlling and reporting aggregate risks. As the second line of defense, the independent risk areas monitor the risks generated by the first line of defense, review and challenge the implementation of effective risk management practices, perform independent assessment of risk, and report on issues or exceptions. The risk areas help to ensure processes and controls owned by the businesses are designed and operating as intended.
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
•Corporate Responsibility Committee: oversees management’s corporate responsibility efforts, internally and externally, to the extent such corporate responsibility efforts are not specifically within the purview of another Board committee (e.g., climate-related risks overseen by the Risk Committee and climate-related financial disclosures overseen by the Audit Committee), and implementation of PNC's publicly-announced Community Benefits Plan to provide loans, investments and other financial support to bolster economic opportunity for low- and moderate-income individuals and communities and other underserved individuals and communities, and to help remove historic barriers in the banking system.
•Technology Committee: oversees technology strategy and significant technology initiatives and programs, including those that can position the use of technology to drive strategic advantages, and fulfills the oversight responsibilities delegated from the Risk Committee with respect to technology risk, technology risk management, data risk, cybersecurity, information security, business continuity and significant technology initiatives and programs.
Management Level Executive Committee – The Management Level Executive Committee is responsible for guiding the creation and execution of our business strategy across PNC. With this responsibility, the Management Level Executive Committee executes various strategic approval and review activities, with a focus on capital deployment, business performance and risk management. This Committee also helps ensure PNC is staffed with sufficient resources and talent to operate within its risk appetite.
56    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
Risk Identification
Risk identification takes place across a variety of risk types throughout the organization. These risk types include, but are not limited to, credit, liquidity and capital, market and operational (which includes, among other types of risk, compliance and information security). Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against our risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators, Key Performance Indicators, Risk and Control Self-Assessments, scenario analysis, stress testing and special assessments.

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
Risk Controls and Monitoring
Our ERM Framework consists of policies, procedures, processes, personnel and control systems. Risk controls and limits provide the linkage from our Risk Appetite Statement and associated guiding principles to the risk-taking activities of our businesses. In addition to risk appetite limits, a system of more detailed internal controls exists which oversees and monitors our various processes and functions. These control systems measure performance, help employees make correct decisions, help ensure information is accurate and reliable and facilitate compliance with laws and regulations.
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  57

aggregates material risks identified in the risk area reports and in the business reports to define the enterprise risk profile. The enterprise risk profile is a point-in-time assessment of enterprise risk and represents our overall risk position in relation to the desired enterprise risk appetite. The determination of the enterprise risk profile is based on analysis of quantitative reporting of risk limits and other measures along with qualitative assessments. Quarterly aggregation of risk reports from the risk areas and lines of business is designed to provide a clear view of our risk level relative to our risk appetite. The enterprise level report is provided through the governance structure to the Risk Committee of the Board of Directors.

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

Credit Risk Management is working to understand and incorporate into our credit risk management framework the impacts to credit risk that may accelerate or be introduced as a result of climate change, including impacts from physical risk events and risks associated with the transition to a low-carbon economy. These risk events may impact a borrower’s income, cash flow or collateral due to the frequency or severity of weather events, changing market conditions, consumer preferences and demand for products, or changes to the legislative and regulatory landscape. As disruptive events occur, PNC follows a process to determine if enhanced portfolio monitoring, reporting and executive communication is warranted to ensure appropriate oversight and action.

To address issues that are important to the various stakeholders we serve, Corporate & Institutional Banking transactions may be subjected to an industry-agnostic Environmental and Social Risk Management assessment designed to help us better identify and mitigate environmental, human rights and other reputational risks early in the credit application process. Transactions identified as having a potential environmental, human rights or other reputational risk are evaluated to determine whether additional due diligence is warranted. Credit Risk Management employs a governance, policy and monitoring framework for environmental and social risk topics that may include updates to PNC’s Credit Portfolio Strategy Committee. Outcomes from those updates may be incorporated into credit policies and risk procedures that govern our risk appetite, credit decisioning, portfolio management and reserve processes. Additionally, PNC has procedures designed to ensure that flood insurance is present for properties as required by applicable regulations, while also monitoring other water-related risks (such as the increased shoreline and coastal erosion) and weather-related events (such as hurricanes and wildfires).

Loan Portfolio Characteristics and Analysis

Table 15: Details of Loans
In billions
58    The PNC Financial Services Group, Inc. – 2023 Form 10-K

We use several credit quality indicators, as further detailed in Note 3 Loans and Related Allowance for Credit Losses, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% and 56% of our total loan portfolio at December 31, 2023 and 2022, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	December 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$28,989	16%	$30,845	17%
Financial services	28,422	16	21,320	12
Retail/wholesale trade	28,198	16	29,176	16
Service providers	21,354	12	23,548	13
Real estate related (a)	16,235	9	17,780	10
Technology, media & telecommunications	10,249	6	11,845	7
Health care	9,808	6	10,649	6
Transportation and warehousing	7,733	4	7,858	4
Other industries	26,592	15	29,198	15
Total commercial and industrial loans	$177,580	100%	$182,219	100%
(a)Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.6 billion at December 31, 2023 and are included in commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans comprised $21.0 billion related to commercial mortgages on income-producing properties, $8.0 billion of intermediate-term financing loans, and $6.4 billion of real estate construction project loans as of December 31, 2023. Comparable amounts as of December 31, 2022 were $22.3 billion, $7.6 billion, and $6.4 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, that income serves as the primary source for the repayment of the loan. However, for all commercial real estate assets, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  59

The following table presents our commercial real estate loans by geography and property type:

Table 17: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$6,133	17%	$6,224	17%
Florida	3,738	11	3,275	9
Texas	3,733	11	3,871	11
Virginia	1,590	4	1,638	5
Pennsylvania	1,515	4	1,638	5
Maryland	1,344	4	1,496	4
Arizona	1,216	3	1,040	3
Illinois	1,201	3	1,321	4
Colorado	1,182	3	1,336	4
Ohio	1,157	3	1,236	3
Other	12,627	37	13,241	35
Total commercial real estate loans	$35,436	100%	$36,316	100%
Property Type (a)
Multifamily	$15,590	44%	$13,738	38%
Office	8,019	23	9,123	25
Industrial/warehouse	4,089	12	4,035	11
Retail	2,490	7	2,855	8
Seniors housing	1,772	5	2,228	6
Hotel/motel	1,760	5	1,896	5
Mixed use	388	1	701	2
Other	1,328	3	1,740	5
Total commercial real estate loans	$35,436	100%	$36,316	100%
(a)Presented in descending order based on loan balances at December 31, 2023.

Given the foundational change in office demand driven by the acceptance of remote work, real estate performance related to the office sector continues to be an area of uncertainty. At December 31, 2023, our outstanding loan balances in the office portfolio totaled $8.0 billion, or 2.5% of total loans, while additional unfunded loan commitments totaled $0.4 billion. Also, the portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at December 31, 2023, criticized loans totaled 24.8% and nonperforming loans totaled 8.4%, while delinquencies were zero. As measured at origination, the weighted average LTV for the office portfolio was 58%; however, updated appraisals have increased the weighted average LTV to 65% as of December 31, 2023. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of December 31, 2023, we have established reserves of 8.7% against office loans.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 56% of the portfolio at December 31, 2023. Within the multi-tenant classification, criticized levels were 43.4% while nonperforming loans totaled 14.5%, accounting for almost all of the nonperforming office population. The weighted average LTV for multi-tenant is 69% at December 31, 2023. Additionally, all of the commercial real estate charge-offs over the last year have been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 12.9%. The remaining 44% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. This subset of the portfolio is performing considerably better, with less than 1% of the book in the criticized, delinquent and nonperforming loan categories. As of December 31, 2023, the weighted average LTV of this book is 60%.

Portfolio management efforts have escalated for the office portfolio, with internal risk ratings completed for each asset quarterly, accelerated reappraisal requirements and elevated approval levels for any credit action. Refreshed appraisals have updated valuations on more than 90% of the criticized office exposure over the past year. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly.

Given the ongoing change in this area, we expect additional stress in the office sector. However, we continue to actively manage the portfolio, and we believe reserve levels adequately reflect the expected credit losses in the portfolio.

60    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2023 and 2022.

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	December 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,911	42%	$18,609	41%
Texas	4,009	8	4,194	9
Washington	3,467	7	3,009	7
Florida	3,356	7	3,360	7
New Jersey	1,909	4	1,925	4
New York	1,551	3	1,558	3
Arizona	1,431	3	1,436	3
Pennsylvania	1,229	3	1,188	3
Colorado	1,187	2	1,192	3
North Carolina	989	2	965	2
Other	8,505	19	8,453	18
Total residential real estate loans	$47,544	100%	$45,889	100%
	December 31, 2023		December 31, 2022
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		770
LTV of loan originations		73%		71%
(a)Presented in descending order based on loan balances at December 31, 2023.
(b)Weighted-averages calculated for the twelve months ended December 31, 2023 and 2022, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $42.4 billion at December 31, 2023 with 45% located in California. Comparable amounts at December 31, 2022 were $40.6 billion and 44%, respectively.

Home Equity
Home equity loans comprised $20.6 billion of home equity lines of credit and $5.6 billion of closed-end home equity installment loans at December 31, 2023. Comparable amounts were $19.5 billion and $6.5 billion as of December 31, 2022, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  61

The following table presents certain key statistics related to our home equity portfolio:
Table 19: Home Equity Loan Statistics

	December 31, 2023		December 31, 2022
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,745	18%	$5,051	19%
New Jersey	3,184	12	3,266	13
Ohio	2,242	9	2,352	9
Florida	2,230	9	2,082	8
California	1,580	6	1,247	5
Maryland	1,237	5	1,254	5
Texas	1,230	5	1,144	4
Michigan	1,214	5	1,263	5
Illinois	1,069	4	1,126	4
North Carolina	1,001	4	995	4
Other	6,418	23	6,203	24
Total home equity loans	$26,150	100%	$25,983	100%
Lien type
1st lien		52%		58%
2nd lien		48		42
Total		100%		100%
	December 31, 2023		December 31, 2022
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		774
LTV of loan originations		64%		67%
(a)Presented in descending order based on loan balances at December 31, 2023.
(b)Weighted-averages calculated for the twelve months ended December 31, 2023 and 2022, respectively.
Automobile
Auto loans comprised $13.8 billion in the indirect auto portfolio and $1.1 billion in the direct auto portfolio as of December 31, 2023. Comparable amounts as of December 31, 2022 were $13.7 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our new expansion markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	December 31, 2023	December 31, 2022
Weighted-average loan origination FICO score (a) (b)
Indirect auto	788	784
Direct auto	787	776
Weighted-average term of loan originations - in months (a)
Indirect auto	73	73
Direct auto	65	63
(a)Weighted-averages calculated for the twelve months ended December 31, 2023 and 2022, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At December 31, 2023, the portfolio balance was composed of 45% new vehicle loans and 55% used vehicle loans. Comparable amounts at December 31, 2022 were 50% and 50%, respectively.

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
62    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	December 31, 2023	December 31, 2022	Change
Dollars in millions			$	%
Nonperforming loans (a)
Commercial	$1,307	$858	$449	52%
Consumer (b)	873	1,127	(254)	(23)%
Total nonperforming loans	2,180	1,985	195	10%
OREO and foreclosed assets	36	34	2	6%
Total nonperforming assets	$2,216	$2,019	$197	10%
Nonperforming loans to total loans	0.68%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.69%	0.62%
Nonperforming assets to total assets	0.39%	0.36%
Allowance for loan and lease losses to nonperforming loans	220%	239%
Allowance for credit losses to nonperforming loans (c)	250%	274%
(a)In connection with the adoption of ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, nonperforming loans as of December 31, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of Note 3 Loans and Related Allowance for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Calculated excluding allowances for investment securities and other financial assets.

The following table provides details on the change in nonperforming assets for the years ended December 31, 2023 and 2022:

Table 22: Change in Nonperforming Assets

In millions	2023	2022
January 1	$2,019	$2,506
New nonperforming assets	1,999	1,523
Charge-offs and valuation adjustments	(452)	(370)
Principal activity, including paydowns and payoffs	(831)	(868)
Asset sales and transfers to loans held for sale	(71)	(52)
Returned to performing status	(448)	(720)
December 31	$2,216	$2,019

As of December 31, 2023, approximately 97% of total nonperforming loans were secured by collateral.

Loan Delinquencies
We regularly monitor the level of loan delinquencies and believe these levels are a key indicator of credit quality in our loan portfolio. Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due are considered delinquent. Loan delinquencies include government insured or guaranteed loans, loans accounted for under the fair value option and PCD loans. Amounts exclude loans held for sale.

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment, such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers. The CARES Act credit reporting rules expired in the third quarter of 2023 and, as such, delinquency status at December 31, 2023 is being reported for all loans based on the contractual terms of the loan. Amounts as of December 31, 2022 continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans
The PNC Financial Services Group, Inc. – 2023 Form 10-K  63

modified due to pandemic-related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.

The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31, 2023	December 31, 2022	Change		December 31, 2023	December 31, 2022
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$685	$747	$(62)	(8)%	0.21%	0.23%
Accruing loans past due 60 to 89 days	270	261	9	3%	0.08%	0.08%
Total early stage loan delinquencies	955	1,008	(53)	(5)%	0.30%	0.31%
Late stage loan delinquencies
Accruing loans past due 90 days or more	429	482	(53)	(11)%	0.13%	0.15%
Total accruing loans past due	$1,384	$1,490	$(106)	(7)%	0.43%	0.46%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both December 31, 2023 and 2022.

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

Allowance for Credit Losses
Our determination of the ACL is based on historical loss and performance experience, current economic conditions, the reasonable and supportable forecasts of future economic conditions and other relevant factors, including current borrower and/or transaction characteristics and assessments of the remaining estimated contractual term as of the balance sheet date. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments.

Expected losses are estimated primarily using a combination of (i) the expected losses over a reasonable and supportable forecast period, (ii) a period of reversion to long run average expected losses, where applicable and (iii) long run average expected losses for the remaining estimated contractual term.

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we have established a framework which includes a three-year forecast period and the use of four economic scenarios and associated probability weights, which in combination create a forecast of expected economic outcomes. Forward-looking information, such as forecasted relevant macroeconomic variables, is incorporated into the expected credit loss estimates using quantitative macroeconomic models, as well as through analysis from PNC’s economists and management’s judgment.

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

The long-run average expected credit losses are derived from available historical credit information. We use long-run average expected losses for the portfolio over the estimated remaining contractual term beyond our reasonable and supportable forecast period and the reversion period.

The following discussion provides additional information on our reserves for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies for further discussion on our ACL, including details of our methodologies and
64    The PNC Financial Services Group, Inc. – 2023 Form 10-K

discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of December 31, 2023.

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of PD, LGD, EAD and the remaining estimated contractual term for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on the estimated contractual term in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic variables in quantitative methods to estimate these risk parameters by loan, loan segment or lease. PDs represent a quantification of risk of the likelihood that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimated magnitude of potential loss if a borrower were to default, and EAD (or utilization rates for certain revolving loans) is the estimated balance outstanding at the expected time of default. These parameters are calculated for each forecasted scenario and the long-run average period, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

Prior to January 1, 2023, we used a discounted cash flow methodology for our consumer real estate related loan classes and certain TDRs. Effective January 1, 2023, we discontinued our use of the discounted cash flow methodology, and we now use a pooled expected credit loss methodology as described above.

For loans and leases that do not share similar risk characteristics with a pool of loans, we establish individually assessed reserves using methods prescribed by GAAP. Reserves for individual commercial nonperforming loans exceeding a defined dollar threshold are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Commercial nonperforming loans that are below the defined threshold are collectively reserved for, as we believe these loans continue to share similar risk characteristics. For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged-off are evaluated through an analysis of the fair value of the collateral less costs to sell.

While our reserve models and methodologies strive to reflect all relevant expected credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. We may hold additional reserves that are designed to provide coverage for losses attributable to such risks. A portion of the allowance is related to qualitative measurement factors. These factors may include, but are not limited to:
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

Allowance for Unfunded Lending Related Commitments
We maintain the allowance for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable, (e.g., unfunded loan commitments, letters of credit and certain financial guarantees) at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for pooled loans and leases. The allowance for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in the provision for credit losses on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  65

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	December 31, 2023			December 31, 2022
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,806	$177,580	1.02%	$1,957	$182,219	1.07%
Commercial real estate	1,371	35,436	3.87%	1,047	36,316	2.88%
Equipment lease financing	82	6,542	1.25%	110	6,514	1.69%
Total commercial	3,259	219,558	1.48%	3,114	225,049	1.38%
Consumer
Residential real estate	61	47,544	0.13%	92	45,889	0.20%
Home equity	276	26,150	1.06%	274	25,983	1.05%
Automobile	173	14,860	1.16%	226	14,836	1.52%
Credit card	766	7,180	10.67%	748	7,069	10.58%
Education	56	1,945	2.88%	63	2,173	2.90%
Other consumer	200	4,271	4.68%	224	5,026	4.46%
Total consumer	1,532	101,950	1.50%	1,627	100,976	1.61%
Total	$4,791	$321,508	1.49%	$4,741	$326,025	1.45%
Allowance for unfunded lending related commitments	663			694
Allowance for credit losses	$5,454			$5,435
Allowance for credit losses to total loans			1.70%			1.67%
Commercial			1.73%			1.66%
Consumer			1.62%			1.69%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $120 million and $176 million at December 31, 2023 and 2022, respectively.
66    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans
2023
Commercial
Commercial and industrial	$244	$122	$122	0.07%
Commercial real estate	180	6	174	0.48%
Equipment lease financing	18	9	9	0.14%
Total commercial	442	137	305	0.14%
Consumer
Residential real estate	8	13	(5)	(0.01)%
Home equity	21	46	(25)	(0.10)%
Automobile	121	100	21	0.14%
Credit card	319	43	276	3.93%
Education	17	7	10	0.48%
Other consumer	164	36	128	2.77%
Total consumer	650	245	405	0.40%
Total	$1,092	$382	$710	0.22%
2022
Commercial
Commercial and industrial	$257	$101	$156	0.09%
Commercial real estate	44	5	39	0.11%
Equipment lease financing	6	8	(2)	(0.03)%
Total commercial	307	114	193	0.09%
Consumer
Residential real estate	11	17	(6)	(0.01)%
Home equity	15	71	(56)	(0.23)%
Automobile	152	124	28	0.18%
Credit card	256	51	205	3.09%
Education	16	5	11	0.46%
Other consumer	228	40	188	3.44%
Total consumer	678	308	370	0.38%
Total	$985	$422	$563	0.18%

Total net charge-offs increased $147 million, or 26%, in 2023 compared to 2022. The increase in the comparison was driven by higher net charge-offs in both our commercial and consumer portfolios and was primarily attributable to increases in commercial real estate and credit card, partially offset by declines in other consumer and commercial and industrial.

See Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses for additional information.

Liquidity and Capital Management

Liquidity risk has two fundamental components. The first is potential loss assuming we were unable to meet our funding requirements at a reasonable cost. The second is the potential inability to operate our businesses because adequate contingent liquidity is not available. We manage liquidity risk at the consolidated company level (bank, parent company and all subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances, and to help ensure that we maintain an appropriate level of contingent liquidity. To ensure a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities.

Management monitors liquidity through a series of early warning indicators that may indicate a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of internal liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential liquidity stress event. In the most severe liquidity stress simulation, we assume that our liquidity position is under pressure, while the market in general is under systemic pressure. The simulation considers, among other things, the impact of restricted access to both secured and unsecured external sources of funding, accelerated runoff of customer deposits, valuation pressure on assets and heavy demand to fund committed obligations. Parent company stress coverage limits and operating liquidity guidelines are designed to help ensure that sufficient liquidity is available to
The PNC Financial Services Group, Inc. – 2023 Form 10-K  67

meet our parent company obligations over the succeeding 24-month period. Liquidity-related risk limits and operating guidelines are established within our Enterprise Liquidity Management Policy covering regulatory metrics and various concentration limits. Management committees, including the ALCO, and the Board of Directors and its Risk Committee regularly review compliance with key established limits. PNC was in compliance with all relevant internal and regulatory liquidity limits and guidelines during 2023.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the year for 2023, 2022 and 2021. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. PNC and PNC Bank have maintained NSFR compliance since the metric became effective on July 1, 2021.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $421.4 billion at December 31, 2023 from $436.3 billion at December 31, 2022 and included a continued shift from noninterest-bearing to interest-bearing deposit products as a result of the elevated interest rate environment. As of December 31, 2023, uninsured deposits represented approximately 44% of our total deposit base. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.
We also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). In addition, PNC joined the Federal Reserve’s Standing Repo Facility on October 20, 2023, which allows eligible banks, such as PNC Bank, to borrow overnight in exchange for U.S Treasury, agency debt and agency mortgage-backed securities. See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review and Note 9 Borrowed Funds included in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased during 2023 due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2023
January 1	$23.0
Issuances	10.5
Calls and maturities	(2.3)
Other	0.5
December 31	$31.7
Additionally, certain liquid assets and unused borrowing capacity from a number of sources are also available to manage our liquidity position. PNC has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of liquidity stress. This plan is designed to examine and quantify the organization’s liquidity under various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides the strategies for addressing liquidity needs and responsive actions we would consider during liquidity stress events, which could include the issuance of incremental debt, preferred stock, or additional deposit actions, including the issuance of brokered CDs. The plan also addresses the governance, frequency of reporting and the responsibilities of key departments in the event of liquidity stress.

68    The PNC Financial Services Group, Inc. – 2023 Form 10-K

PNC defines our primary contingent liquidity sources as cash held at the Federal Reserve Bank, investment securities and unused borrowing capacity at the FHLB and Federal Reserve Bank. The following table summarizes our primary contingent liquidity sources at December 31, 2023 and December 31, 2022:

Table 27: Primary Contingent Liquidity Sources

In billions	December 31, 2023	December 31, 2022
Cash balance with Federal Reserve Bank	$43.3	$26.9
Investment securities (a)	98.5	109.8
Unused borrowing capacity from FHLB (b)	35.4	42.9
Unused borrowing capacity from Federal Reserve Bank (c)	47.2	24.3
Total available contingent liquidity	$224.4	$203.9
(a)Represents the fair value of investment securities that are available for sale or that can be used for pledging or to secure other sources of funding.
(b)At December 31, 2023, total FHLB borrowing capacity was $73.4 billion and total FHLB borrowings were $38.0 billion. Comparable amounts at December 31, 2022 were $75.0 billion and $32.1 billion, respectively.
(c)Total borrowing capacity with the Federal Reserve Bank was $47.2 billion at December 31, 2023 and $24.3 at December 31, 2022. PNC had no outstanding borrowings with the Federal Reserve Bank at December 31, 2023 and 2022.

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2023, PNC Bank’s remaining capacity to issue under the program was $33.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2023, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank or issuing intercompany senior unsecured notes.

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

As of December 31, 2023, available parent company liquidity totaled $20.6 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.3 billion at December 31, 2023. See Note 19 Regulatory Matters for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At December 31, 2023, there were no issuances outstanding under this program.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  69

The following table details Parent Company note issuances in 2023:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 24, 2023	$1.25 billion
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

January 24, 2023	$1.5 billion
$1.5 billion of senior fixed-to-floating notes with a maturity date of January 24, 2034. Interest is payable semi-annually in arrears at a fixed rate of 5.068% per annum, on January 24 and July 24 of each year, beginning on July 24, 2023. Beginning on January 24, 2033, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.933% on April 24, 2033, July 24, 2033, October 24, 2033 and at the maturity date.

June 12, 2023	$1.0 billion	$1.0 billion of senior fixed-to-floating notes with a maturity date of June 12, 2026. Interest is payable semi-annually in arrears at a fixed rate of 5.812% per annum, on June 12 and December 12 of each year, beginning on December 12, 2023. Beginning on June 12, 2025, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.322%, on September 12, 2025, December 12, 2025, March 12, 2026 and at the maturity date.
June 12, 2023	$2.5 billion	$2.5 billion of senior fixed-to-floating notes with a maturity date of June 12, 2029. Interest is payable semi-annually in arrears at a fixed rate of 5.582% per annum, on June 12 and December 12 of each year, beginning on December 12, 2023. Beginning on June 12, 2028, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.841%, on September 12, 2028, December 12, 2028, March 12, 2029 and at the maturity date.
August 18, 2023	$750 million	$750 million of senior fixed-to-floating notes with a maturity date of August 18, 2034. Interest is payable semi-annually in arrears at a fixed rate of 5.939% per annum, on February 18 and August 18 of each year, beginning on February 18, 2024. Beginning on August 18, 2033, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.946%, on November 18, 2033, February 18, 2034, May 18, 2034 and at the maturity date.
October 20, 2023	$1.25 billion
$1.25 billion of senior fixed-to-floating notes with a maturity date of October 20, 2027. Interest is payable semi-annually in arrears at a fixed rate of 6.615% per annum, on April 20 and October 20 of each year, beginning on April 20, 2024. Beginning on October 20, 2026, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.730%, on January 20, 2027, April 20, 2027, July 20, 2027 and at the maturity date.

October 20, 2023	$2.25 billion
$2.25 billion of senior fixed-to-floating notes with a maturity date of October 20, 2034. Interest is payable semi-annually in arrears at a fixed rate of 6.875% per annum, on April 20 and October 20 of each year, beginning on April 20, 2024. Beginning on October 20, 2033, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 2.284%, on January 20, 2034, April 20, 2034, July 20, 2034 and at the maturity date.

Parent company senior and subordinated debt carrying value totaled $24.0 billion and $13.1 billion at December 31, 2023 and December 31, 2022, respectively.

See Note 24 Subsequent Events for details on the parent company’s issuances of $1.0 billion of its 5.300% senior fixed-to-floating rate notes that mature on January 21, 2028, and $1.5 billion of its 5.676% senior fixed-to-floating rate notes that mature on January 22, 2035.

Contractual Obligations and Commitments
We enter into various contractual arrangements in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. These obligations include commitments to extend credit, outstanding letters of credit, customer deposits, borrowed funds, operating lease payments and future pension and post-retirement benefits. For further discussion related to these contractual obligations and other commitments, see Note 6 Leases, Note 8 Time Deposits, Note 9 Borrowed Funds,
Note 10 Commitments and Note 16 Employee Benefit Plans.
Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied
70    The PNC Financial Services Group, Inc. – 2023 Form 10-K

government support. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition. For additional information on the potential impacts from a downgrade to our credit ratings, see Item 1A Risk Factors in this Report.
The following table presents credit ratings and outlook for PNC as of December 31, 2023:

Table 29: Credit Ratings and Outlook

December 31, 2023
	Moody’s (a)	Standard & Poor’s	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1
PNC
Agency rating outlook	Negative	Stable	Stable
(a)     On August 7, 2023, the Moody's rating outlook on PNC's long-term issuer rating, long-term local currency bank deposits and senior unsecured local currency notes was changed to negative from stable, reflecting the current pressures on the U.S. banking sector.

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

In 2023, we returned $3.1 billion of capital to shareholders through dividends on common shares of $2.5 billion and repurchases of 4.0 million common shares for $0.6 billion. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 45% were still available for repurchase at December 31, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity is expected to remain modest during the first quarter of 2024. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

On January 4, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share paid on February 5, 2024.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and
DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  71

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

	December 31, 2023
Dollars in millions	Basel III (a)	(Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,714)	$(3,714)
Retained earnings	56,773	56,290
Goodwill, net of associated deferred tax liabilities	(10,698)	(10,698)
Other disallowed intangibles, net of deferred tax liabilities	(302)	(302)
Other adjustments/(deductions)	(85)	(86)
Common equity Tier 1 capital (c)	$41,974	$41,490
Additional Tier 1 capital
Preferred stock plus related surplus	6,241	6,241
Tier 1 capital	$48,215	$47,731
Additional Tier 2 capital
Qualifying subordinated debt	2,875	2,875
Eligible credit reserves includable in Tier 2 capital	4,842	5,265
Total Basel III capital	$55,932	$55,871
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$424,408	$424,546
Average quarterly adjusted total assets	$557,202	$556,718
Supplementary leverage exposure (e)	$666,356	$666,354
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	9.9%	9.8%
Tier 1	11.4%	11.2%
Total	13.2%	13.2%
Leverage (g)	8.7%	8.6%
Supplementary leverage ratio (e)	7.2%	7.2%
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
(d)Basel III standardized approach risk-weighted-assets are based on the Basel III standardized approach rules and include credit and market risk-weighted assets.
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

The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors.

At December 31, 2023, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage
72    The PNC Financial Services Group, Inc. – 2023 Form 10-K

our capital consistent with these regulatory principles, and we believe that our December 31, 2023 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters.
Market Risk Management
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:
•Traditional banking activities of gathering deposits and extending loans,
•Fixed income securities, derivatives and foreign exchange activities, as a result of customer activities, securities underwriting and our investment portfolio, and
•Other investments, including equity, and activities whose economic values are directly impacted by market factors.

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

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our market risk-related risk management policies, which are approved by management’s ALCO and the Risk Committee of the Board of Directors.

PNC utilizes sensitivities of NII and EVE to a set of interest rate scenarios to identify and measure its short-term and long-term structural interest rate risks.

NII sensitivity results for the fourth quarters of 2023 and 2022 follow:
Table 31: Net Interest Income Sensitivity Analysis

	Fourth Quarter 2023	Fourth Quarter 2022
Net Interest Income Sensitivity Simulation (a)
Effect on NII in the first year from shocked interest rate:
200 basis point instantaneous increase	(0.2)%	4.7%
200 basis point instantaneous decrease	(0.3)%	(5.7)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting net interest income, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the fourth quarter 2023, the projected balance sheet composition by the end of year one is generally consistent with the spot composition as of the fourth quarter 2023.
Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate, with the relationship between deposit rates and Federal Funds rate defined as deposit beta. We define cumulative deposit beta as the change in deposit rate paid on interest bearing non-maturity deposits divided by the change in the upper level of the stated Federal Funds rate range since the first quarter of 2022, the start of the current rising rate cycle. As of December 2023, PNC’s cumulative deposit beta was 44%, an increase from 31% at December 2022. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience and future expectations. Our scenario assumes that deposit betas slightly increase from current levels. Actual deposit rate paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  73

Asset Prepayments: PNC includes prepayment assumptions for both loan and investment portfolios. Mortgage and Home Equity portfolios utilize an industry standard model to drive estimated prepayments that increase in lower rate environments. Commercial and consumer loan portfolios assume static constant prepayment rates that are consistent across rate scenarios, as those portfolios historically do not exhibit significantly different prepayment behaviors based upon the level of market rates.

Impact of Derivatives: PNC uses interest rate derivatives to hedge floating rate commercial loans. PNC had $33.3 billion in receive fix / pay float swaps as of December 31, 2023, with a weighted average duration of 2.3 years and an average fixed rate of 2.1%. As of December 31, 2023 PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these commercial loans. Additionally, PNC utilizes receive fix / pay float swaps as a means of hedging fixed rate debt. See Note 15 Financial Derivatives for additional information on how we use derivatives to hedge commercial loans and fixed rate debt.

EVE sensitivity results for the fourth quarter of 2023 and 2022 follow:

Table 32: Economic Value of Equity Sensitivity Analysis

	Fourth Quarter 2023	Fourth Quarter 2022
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(4.3)%	(5.1)%
200 basis point instantaneous decrease	(3.9)%	(3.1)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. These methodologies are largely consistent between the EVE and NII sensitivity analyses. Additionally, deposit attrition is a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions including accelerated attrition for pandemic related excess deposits. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition on our risk metrics, with the results reported to the ALCO.

Compared to the fourth quarter of 2022, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.
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
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2023 and 2022 were within our acceptable limits.
To help ensure the integrity of the models used to calculate VaR for each portfolio and enterprise-wide, we use a process known as backtesting. The backtesting process consists of comparing actual observations of gains or losses against the VaR levels that were calculated at the close of the prior day. Our VaR measure assumes that exposures remain constant and that recent market variability is a good predictor of future variability. Actual observations include customer-related revenue and intraday hedging, which helps to reduce losses and can reduce the number of instances actual losses exceed the prior day VaR measure. There were no instances during 2023 and 2022 under our diversified VaR measure where actual losses exceeded the prior-day VaR measure. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500-day look-back period.

Customer-related trading revenue was $137 million in 2023 compared with $382 million in 2022 and is recorded in Capital markets and advisory and Other interest income on our Consolidated Income Statement. The decrease was primarily due to higher funding costs in the derivative and security trading desks, partially offset by improved foreign exchange client sales revenues.
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

74    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Various PNC business units manage our equity and other investment activities. Our businesses are responsible for making investment decisions within the approved policy limits and associated guidelines.
A summary of our equity investments follows:
Table 33: Equity Investments Summary

Dollars in millions	December 31 2023	December 31 2022	Change
			$	%
Tax credit investments	$4,331	$4,308	$23	1%
Private equity and other	3,983	4,129	(146)	(4)%
Total	$8,314	$8,437	$(123)	(1)%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.5 billion at both December 31, 2023 and 2022. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 4 Loan Sale and Servicing Activities and Variable Interest Entities has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.2 billion at December 31, 2023 and $1.8 billion at December 31, 2022, respectively. As of December 31, 2023, $2.0 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the Volcker Rule limitations on our interests in and relationships with private funds.

Included in our other equity investments are Visa Class B common shares, which are recorded at cost. Visa Class B common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares. Based upon the December 31, 2023 per share closing price of $260.35 for a Visa Class A common share, the estimated value of our total investment in the Class B common shares was approximately $1.5 billion at the current conversion rate of Visa B shares to Visa A shares, while our cost basis was insignificant. See Note 14 Fair Value and Note 20 Legal Proceedings for additional information regarding our Visa agreements, and Visa’s amendments to its Certificate of Incorporation to institute a conversion and exchange offer program that would release transfer restrictions on portions of the Visa Class B common shares. The estimated value does not represent fair value of the Visa B common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $18 million in 2023 and $45 million in 2022.

Impact of Inflation
Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the need or demand for our products and services. When significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates. Throughout 2023, the Federal Reserve monetary policy has tightened with the intent to slow inflation, which has led to larger increases in interest rates. See Risk Factors in Item 1A, our Executive Summary and Cautionary Statement Regarding Forward-Looking statements in this Item 7 for further discussion of inflation and its overall impact to the economy, our borrowers’ ability to repay their obligations and certain costs and expenses to PNC.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  75

notional and an underlying as specified in the contract. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount on these instruments.

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 14 Fair Value and Note 15 Financial Derivatives.

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
76    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

Information Security Risk
The Information Security component of our Operational Risk Management Framework is responsible for protecting information assets to achieve business objectives, which includes cybersecurity. PNC’s cybersecurity program is designed to identify risks to sensitive information, protect that information, detect threats and events and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, annual security and privacy training for all PNC employees and quarterly phishing exercises to raise employee awareness. Our security program is also regularly examined by federal regulators for compliance with financial regulations and standards. The program also establishes expectations for information asset management, system development security, identity and access management, incident management, threat and vulnerability management, security operations management and third- and fourth-party security. For additional information, see Item 1C Cybersecurity of this Report.
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
•Scenario weights and design: Our loss estimates are sensitive to the shape, direction and rate of change of macroeconomic forecasts and thus vary significantly between upside and downside scenarios. Changes to the probability weights assigned to these scenarios and the timing of peak business cycles reflected by the scenarios could materially affect our loss estimates.
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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  77

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

To forecast the distribution of economic outcomes over the reasonable and supportable forecast period, we generate four economic forecast scenarios using a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment. Each scenario is then given an associated probability (weight) to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans, securities and other financial assets. Each quarter, the scenarios are presented to RAC for approval, and the committee also approves CECL scenario weights for use during the current reporting period.

The scenarios used for the period ended December 31, 2023 consider, among other factors, the ongoing inflationary pressures and the corresponding tightening of monetary policy and credit availability.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at December 31, 2023 and 2022.

Table 34: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of December 31, 2023
	2024	2025	2026
U.S. real GDP (a)	0.1%	1.5%	2.0%
U.S. Unemployment Rate (b)	4.5%	4.6%	4.2%
	Assumptions as of December 31, 2022
	2023	2024	2025
U.S. real GDP (a)	(0.4)%	1.4%	1.9%
U.S. Unemployment Rate (c)	4.9%	4.9%	4.4%
(a)Represents year-over-year growth (loss) rates.
(b)Represents quarterly average rate at December 31, 2024, 2025 and 2026, respectively.
(c)Represents quarterly average rate at December 31, 2023, 2024 and 2025, respectively.

Real GDP growth is expected to slow from 3.1% in 2023 to just 0.1% in 2024 on a weighted average basis, with the slow down driven primarily by our most likely scenario that the U.S. economy enters a mild recession during the year. Growth then rises to 1.5% in 2025, before growing to 2.0% in 2026. The weighted average unemployment rate is expected to increase throughout 2024, peaking at 4.7% during the first half of 2025 and gradually improving to 4.2% by the fourth quarter of 2026.

The current state of the economy reflects heightened uncertainty due to structural and secular changes fostered by the pandemic for certain sectors of the economy, such as commercial real estate, combined with inflation, interest rate movements and declining consumer savings and deposit balances. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analysis around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

We believe the economic scenarios effectively reflect the distribution of potential economic outcomes. Additionally, through in-depth and granular analysis we have addressed reserve requirements for the specific populations most affected in the current environment. Through this approach, we believe the reserve levels adequately reflect the expected credit losses in the portfolio as of the balance sheet date.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what our ACL would be when applying a 100% probability weighting to the most severe downside CECL scenario. This severe downside scenario estimated that real GDP contracted in 2024 ending the year down 2.0% compared to 2023 levels, with
78    The PNC Financial Services Group, Inc. – 2023 Form 10-K

growth picking up again by the end of 2025. The unemployment rate in this scenario increased to end 2024 at 6.3%, then peaks at 7.1% in the second half of 2025, before gradually improving to 6.0% by the end of 2026. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $1.7 billion at December 31, 2023. This scenario does not reflect our current expectation at December 31, 2023, nor does it capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

See the following for additional details on the components of our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Item 7, and
•Note 1 Accounting Policies, Note 2 Investment Securities, and Note 3 Loans and Related Allowance for Credit Losses.

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
We employ risk management strategies designed to protect the value of MSRs from changes in interest rates and related market factors. The values of the MSRs are economically hedged with securities and derivatives, including interest-rate swaps, options, and forward mortgage-backed and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value inverse to the change in fair value of the hedged MSR portfolios. The hedge relationships are actively managed in response to changing market conditions over the life of the MSRs. Selecting appropriate financial instruments to economically hedge residential or commercial MSRs requires significant management judgment to assess how rates and prepayment speeds could affect the future values of MSRs. Hedging results can frequently be less predictable in the short term, but over longer periods of time, they are expected to protect the economic value of the MSRs.
For information on how each estimate has changed and a sensitivity analysis of the hypothetical effect of the fair value of MSRs to immediate adverse changes in key assumptions, see Note 5 Goodwill and Mortgage Servicing Rights. For additional information on our residential and commercial MSRs, see Note 1 Accounting Policies, Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value.
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

We apply ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs. An asset or liability’s classification as Level 2 or Level 3 is based upon the specific facts and circumstances associated with each instrument, and management applies judgment regarding the significance of unobservable inputs to each asset or liability when determining its fair value level classification. In addition to MSRs, certain of our private equity investments and available for sale securities have a high level of estimation uncertainty and require significant management judgment to determine the fair value. While estimating potential sensitivities around fair value measurements is inherently challenging, we provide a summary of the key unobservable inputs as well as additional information on Level 3 fair value measurements in Note 14 Fair Value.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  79

Recently Issued Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Improvements to Reportable Segment Disclosures - ASU 2023-07 Issued November 2023
• Required with issuance of 2024 Form 10-K; early adoption is permitted.
• Requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss.
• Requires that a public entity disclose an amount for other segment items by reportable segment and a description of its composition.
• Requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280 in interim periods.
• Clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit.
• Requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
• Requires a retrospective transition approach for all prior periods presented in the financial statements.

• We are currently evaluating the disclosure requirements within this ASU and do not plan to early adopt.
• This ASU will not impact our Consolidated Income Statement, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Comprehensive Income, or Consolidated Statement of Changes in Equity.
• We expect to provide enhanced disclosures of significant segment level noninterest expenses as a result of this ASU.

Accounting Standards Update	Description	Financial Statement Impact
Improvements to Income Tax Disclosures - ASU 2023-09 Issued December 2023
• Required effective date of January 1, 2025; early adoption is permitted.
• Requires public business entities to, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.
• Requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid (net of refunds received), disaggregated by federal (national), state and foreign taxes, and (2) the amount of income taxes paid (net of refunds received), disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
• Requires a prospective transition approach, with an optional retrospective transition approach.

• We are currently evaluating the disclosure requirements within this ASU.
• This ASU will not impact our Consolidated Income Statement, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Comprehensive Income, or Consolidated Statement of Changes in Equity.
• We expect to provide additional disaggregated income tax disclosures in accordance with this ASU.
• We are evaluating when to adopt the amendments of this ASU.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.
80    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
–PNC’s baseline forecast is for slower economic growth in 2024 as consumer spending growth slows and higher interest rates remain a drag on the economy. The ongoing strength of the labor market will continue to support consumer spending. Slowing inflation will allow for federal funds rate cuts starting in the late spring or early summer; this will support economic growth in the second half of 2024.
–GDP growth this year will be below trend at slightly above 1%, and the unemployment rate will increase modestly to somewhat above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, moving back to the Federal Reserve’s 2% long-term objective by the end of the year.
–PNC expects the federal funds rate to remain unchanged in the first part of 2024, between 5.25% and 5.50%, with federal funds rate cuts starting in May 2024 as inflation slows further. PNC expects the federal funds rate to end 2024 between 4.25% and 4.50%.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process.
•PNC’s regulatory capital ratios in the future will depend on, among other things, its financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models and the reliability of and risks resulting from extensive use of such models.
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  81

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

We provide greater detail regarding these as well as other factors in this Report, including in Item 1A Risk Factors, the Risk Management section of Item 7 and Note 20 Legal Proceedings. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Risk Management section of Item 7 and in Note 1 Accounting Policies, Note 14 Fair Value and Note 15 Financial Derivatives in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
82    The PNC Financial Services Group, Inc. – 2023 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  83

communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loans and Lease Losses – Commercial Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for loans and lease losses was approximately $4,791 million as of December 31, 2023, of which $3,259 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts and other relevant factors. As disclosed by management, the Company considers reasonable and supportable forecasts in estimating expected credit losses and has established a framework which includes the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes over the reasonable and supportable forecast period. To generate the four economic forecast scenarios, the Company uses a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment to forecast the distribution of economic outcomes. Management used a number of economic variables in the scenarios, which are inputs into the loss forecasting models, with the most significant drivers being Real GDP and U.S. unemployment rate. Also included in the allowance for loan and lease losses for commercial loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. For example, qualitative factors may include industry concentration and conditions, changes in market conditions, changes in the nature and volume of the Company’s portfolio, recent credit quality trends, recent loss experience in particular portfolios, recent macroeconomic factors, limitations of available input data, model imprecision, changes in lending policies, and other factors.

The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for commercial loans is a critical audit matter are (i) the significant judgment and estimation by management in developing economic forecast scenarios of Real GDP and U.S. unemployment rate, determining weighting of each scenario, and estimating qualitative reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s significant judgements and estimations, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 21, 2024

We have served as the Company’s auditor since 2007.
84    The PNC Financial Services Group, Inc. – 2023 Form 10-K

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2023	2022	2021
Interest Income
Loans	$18,299	$11,795	$9,007
Investment securities	3,545	2,726	1,834
Other	2,464	915	293
Total interest income	24,308	15,436	11,134
Interest Expense
Deposits	6,609	1,267	126
Borrowed funds	3,783	1,155	361
Total interest expense	10,392	2,422	487
Net interest income	13,916	13,014	10,647
Noninterest Income
Asset management and brokerage	1,412	1,444	1,438
Capital markets and advisory	952	1,296	1,577
Card and cash management	2,733	2,633	2,398
Lending and deposit services	1,233	1,134	1,102
Residential and commercial mortgage	625	647	850
Other	619	952	1,199
Total noninterest income	7,574	8,106	8,564
Total revenue	21,490	21,120	19,211
Provision For (Recapture of) Credit Losses	742	477	(779)
Noninterest Expense
Personnel	7,428	7,244	7,141
Occupancy	982	992	940
Equipment	1,411	1,395	1,411
Marketing	350	355	319
Other	3,841	3,184	3,191
Total noninterest expense	14,012	13,170	13,002
Income before income taxes and noncontrolling interests	6,736	7,473	6,988
Income taxes	1,089	1,360	1,263
Net income	5,647	6,113	5,725
Less: Net income attributable to noncontrolling interests	69	72	51
Preferred stock dividends	417	301	233
Preferred stock discount accretion and redemptions	8	5	5
Net income attributable to common shareholders	$5,153	$5,735	$5,436
Earnings Per Common Share
Basic	$12.80	$13.86	$12.71
Diluted	$12.79	$13.85	$12.70
Average Common Shares Outstanding
Basic	401	412	426
Diluted	401	412	426
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  85

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2023	2022	2021
Net income	$5,647	$6,113	$5,725
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	1,753	(10,143)	(2,451)
Net change in cash flow hedge derivatives	1,303	(3,276)	(1,126)
Pension and other postretirement benefit plan adjustments	166	(363)	486
Net change in Other	5	(5)	4
Other comprehensive income (loss), before tax and net of reclassifications into Net income	3,227	(13,787)	(3,087)
Income tax benefit (expense) related to items of other comprehensive income	(767)	3,206	726
Other comprehensive income (loss), after tax and net of reclassifications into Net income	2,460	(10,581)	(2,361)
Comprehensive income (loss)	8,107	(4,468)	3,364
Less: Comprehensive income attributable to noncontrolling interests	69	72	51
Comprehensive income (loss) attributable to PNC	$8,038	$(4,540)	$3,313
See accompanying Notes to Consolidated Financial Statements.

86    The PNC Financial Services Group, Inc. – 2023 Form 10-K

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2023	2022
Assets
Cash and due from banks	$6,921	$7,043
Interest-earning deposits with banks	43,804	27,320
Loans held for sale (a)	734	1,010
Investment securities – available for sale	41,785	44,159
Investment securities – held to maturity	90,784	95,175
Loans (a)	321,508	326,025
Allowance for loan and lease losses	(4,791)	(4,741)
Net loans	316,717	321,284
Equity investments	8,314	8,437
Mortgage servicing rights	3,686	3,423
Goodwill	10,932	10,987
Other (a)	37,903	38,425
Total assets	$561,580	$557,263
Liabilities
Deposits
Noninterest-bearing	$101,285	$124,486
Interest-bearing	320,133	311,796
Total deposits	421,418	436,282
Borrowed funds
Federal Home Loan Bank borrowings	38,000	32,075
Senior debt	26,836	16,657
Subordinated debt	4,875	6,307
Other (b)	3,026	3,674
Total borrowed funds	72,737	58,713
Allowance for unfunded lending related commitments	663	694
Accrued expenses and other liabilities (b)	15,621	15,762
Total liabilities	510,439	511,451
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,116,271 and 542,874,829 shares)	2,716	2,714
Capital surplus	19,020	18,376
Retained earnings	56,290	53,572
Accumulated other comprehensive income (loss)	(7,712)	(10,172)
Common stock held in treasury at cost: 145,087,054 and 142,298,689 shares	(19,209)	(18,716)
Total shareholders’ equity	51,105	45,774
Noncontrolling interests	36	38
Total equity	51,141	45,812
Total liabilities and equity	$561,580	$557,263
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.7 billion, Loans of $1.2 billion and Other assets of $0.1 billion at December 31, 2023. Comparable amounts at December 31, 2022 were $0.9 billion, $1.3 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at December 31, 2023. Comparable amounts at December 31, 2022 were less than $0.1 billion and $0.2 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  87

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2020 (a)	424	$2,713	$3,517	$12,367	$46,848	$2,770	$(14,205)	$31	$54,041
Net income					5,674			51	5,725
Other comprehensive income (loss), net of tax						(2,361)			(2,361)
Cash dividends declared - Common					(2,056)				(2,056)
Cash dividends declared - Preferred					(233)				(233)
Preferred stock discount accretion			5		(5)
Preferred stock issuance (b)			1,487						1,487
Common stock activity (c)				25					25
Treasury stock activity	(4)			84			(907)		(823)
Other				(28)				(51)	(79)
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					6,041			72	6,113
Other comprehensive income (loss), net of tax						(10,581)			(10,581)
Cash dividends declared - Common					(2,391)				(2,391)
Cash dividends declared - Preferred					(301)				(301)
Preferred stock discount accretion			5		(5)
Preferred stock issuance (d) (e)			2,232						2,232
Common stock activity (c)		1		30					31
Treasury stock activity	(19)			61			(3,604)		(3,543)
Preferred stock redemption (f)			(1,500)						(1,500)
Other				91				(65)	26
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (g)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					5,578			69	5,647
Other comprehensive income (loss), net of tax						2,460			2,460
Cash dividends declared - Common					(2,461)				(2,461)
Cash dividends declared - Preferred					(417)				(417)
Preferred stock discount accretion			8		(8)
Preferred stock issuance (h)			1,487						1,487
Common stock activity (c)		2		30					32
Treasury stock activity	(3)			78			(493)		(415)
Preferred stock redemption (i)			(1,000)						(1,000)
Other				41				(71)	(30)
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
(a)The par value of our preferred stock outstanding was less than $0.5 million at each date and, therefore, is excluded from this presentation.
(b)On September 13, 2021, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 3.400% fixed-rate reset non-cumulative perpetual preferred stock, Series T, with a par value of $1 per share.
(c)Common stock activity totaled less than 0.5 million shares issued.
(d)On April 26, 2022, PNC issued 1,000,000 depositary shares each representing 1/100th ownership in a share of 6.000% fixed-rate reset non-cumulative perpetual preferred stock, Series U, with a par value of $1 per share.
(e)On August 19, 2022, PNC issued 1,250,000 depositary shares each representing 1/100th ownership in a share of 6.200% fixed-rate reset non-cumulative perpetual preferred stock, Series V, with a par value of $1 per share.
(f)On November 1, 2022, PNC redeemed all 15,000 shares of its Series P preferred stock, as well as all 60,000,000 depositary shares each representing a fractional interest in such shares.
(g)Represents the cumulative effect of adopting ASU 2022-02.
(h)On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.
(i)On November 1, 2023, PNC redeemed all 10,000 shares of its Series O preferred stock, as well as all 1,000,000 depositary shares each representing a fractional interest in such shares.

See accompanying Notes to Consolidated Financial Statements.
88    The PNC Financial Services Group, Inc. – 2023 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2023	2022	2021
Operating Activities
Net income	$5,647	$6,113	$5,725
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for (recapture of) credit losses	742	477	(779)
Depreciation, amortization and accretion	217	651	1,773
Deferred income taxes (benefit)	(252)	351	178
Changes in fair value of mortgage servicing rights	298	(543)	85
Net change in
Trading securities and other short-term investments	(767)	433	671
Loans held for sale and related securitization activity	210	1,041	(480)
Other assets	2,312	(877)	(454)
Accrued expenses and other liabilities	507	599	753
Other operating activities, net	1,197	838	(258)
Net cash provided (used) by operating activities	$10,111	$9,083	$7,214
Investing Activities
Sales
Securities available for sale	$36	$4,137	$26,329
Loans	979	5,643	1,843
Repayments/maturities
Securities available for sale	6,916	13,324	30,691
Securities held to maturity	7,003	5,115	131
Purchases
Securities available for sale	(3,805)	(25,582)	(85,496)
Securities held to maturity	(1,857)	(15,423)	(87)
Loans	(10,195)	(2,074)	(1,891)
Net change in
Federal funds sold and resale agreements	573	(718)	(24)
Interest-earning deposits with banks	(16,519)	46,930	24,236
Loans	12,440	(41,735)	15,616
Net cash paid for acquisition (a)			(10,511)
Purchases of bank owned life insurance		(50)	(950)
Other investing activities, net	(1,950)	(2,995)	(2,682)
Net cash provided (used) by investing activities	$(6,379)	$(13,428)	$(2,795)

The PNC Financial Services Group, Inc. – 2023 Form 10-K  89

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)	Year ended December 31
In millions	2023	2022	2021
Financing Activities
Net change in
Noninterest-bearing deposits	$(23,189)	$(30,662)	$6,697
Interest-bearing deposits	8,337	9,693	(320)
Federal funds purchased and repurchase agreements	359	(2)	(46)
Other borrowed funds	(549)	636	44
Sales/issuances
Federal Home Loan Bank borrowings	6,000	32,075
Senior debt	10,464	3,688	1,692
Subordinated debt		847
Other borrowed funds	824	796	822
Preferred stock	1,484	2,225	1,484
Common and treasury stock	72	68	66
Repayments/maturities
Federal Home Loan Bank borrowings	(75)		(3,680)
Senior debt	(750)	(6,250)	(6,000)
Subordinated debt	(1,500)	(1,000)
Other borrowed funds	(802)	(807)	(823)
Preferred stock redemption	(1,000)	(1,500)
Acquisition of treasury stock	(651)	(3,731)	(1,079)
Preferred stock cash dividends paid	(417)	(301)	(233)
Common stock cash dividends paid	(2,461)	(2,391)	(2,056)
Net cash provided (used) by financing activities	$(3,854)	$3,384	$(3,432)
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(122)	$(961)	$987
Cash and due from banks and restricted cash at beginning of period	7,043	8,004	7,017
Cash and due from banks and restricted cash at end of period	$6,921	$7,043	$8,004
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$5,936	$6,446	$7,431
Restricted cash	985	597	573
Cash and due from banks and restricted cash at end of period	$6,921	$7,043	$8,004
Supplemental Disclosures
Interest paid	$9,451	$2,172	$582
Income taxes paid	$997	$197	$675
Income taxes refunded	$832	$26	$73
Leased assets obtained in exchange for new operating lease liabilities	$237	$326	$337
Non-cash Investing And Financing Items
Transfer from securities available for sale to securities held to maturity		$88,605
Transfer from loans to loans held for sale, net	$380	$435	$869
Transfer from loans to foreclosed assets	$56	$58	$27
Adjustment to assets and liabilities related to partially financed investment exits	$834
(a)During the year ended December 31, 2021, cash paid to acquire BBVA was $11,480 million. The amount of $10,511 million represents the cash paid for the acquisition less $969 million in cash acquired.

See accompanying Notes To Consolidated Financial Statements.

90    The PNC Financial Services Group, Inc. – 2023 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 184 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  91

Residential and commercial mortgage includes the gain and loss on sale of mortgages, revenue related to our mortgage servicing responsibilities, mortgage servicing rights valuation adjustments and net gains on originations and sales of loans held for sale.

Other noninterest income is primarily composed of private equity revenue, net securities gains and losses, activity related to our equity investment in Visa, including related swaps and gains and losses on asset sales.

See Note 23 Fee-based Revenue from Contracts with Customers for additional details related to these revenue streams within the scope of ASC Topic 606 - Revenue from Contracts with Customers.

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
Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
•Ownership interest,
•Our plans for the investment, and
•The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held to maturity or available for sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities, are reported in the Other assets line item on our Consolidated Balance Sheet and are carried at fair value. For debt securities classified as trading, realized and unrealized gains and losses within our Capital markets business are included in Capital markets and advisory noninterest income; other realized and unrealized gains and losses are included in Other noninterest income. We classify debt securities as held to maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held to maturity or trading are classified as securities available for sale and are carried at fair value. Unrealized gains and losses on available for sale securities are included in AOCI net of income taxes.

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

The CECL standard requires expected credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available for sale security is considered impaired if the fair value is less than its amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell, or believe it is more likely than not we will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through the Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available for sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of December 31, 2023, nonaccrual or past due held-to-maturity and available-for-sale securities were immaterial.

92    The PNC Financial Services Group, Inc. – 2023 Form 10-K

A security may be partially or fully charged off against the allowance if it is determined to be uncollectible, including for an available for sale security, if we have the intent to sell or believe it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. Recoveries of previously charged-off available for sale securities are recognized when received, while recoveries on held to maturity securities are recognized when expected.

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

Equity Securities and Partnership Interests
We account for equity securities, equity investments, private equity investments, and investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated under one of the following methods:
•We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. When an equity investment experiences an other-than-temporary decline in value, we record a loss on the investment.
•We measure equity securities that have a readily determinable fair value at fair value through Net income. We do not consider contractual restrictions on the sale of an equity security when measuring fair value. Both realized and unrealized gains and losses are included in Noninterest income. Dividend income on these equity securities is included in Other interest income on our Consolidated Income Statement.
•We generally use the practicability exception to fair value measurement for all other investments without a readily determinable fair value. When we elect this alternative measurement method, the investment is recorded at cost and the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. Adjustments to fair value based on changes in observable price are recorded in Other noninterest income. These investments are written down to fair value if a qualitative assessment indicates impairment and the fair value is less than the carrying value. The amount of the write-down is accounted for as a loss included in Other noninterest income. Distributions received on these investments are included in Other noninterest income.

Investments described above are included in Equity investments on our Consolidated Balance Sheet.

Private Equity Investments
We report private equity investments, which include direct investments in companies, affiliated partnership interests and indirect investments in private equity funds, at estimated fair value. These estimates are based on available information and may not necessarily represent amounts that we will ultimately realize through distribution, sale or liquidation of the investments. Fair values of publicly-traded direct investments are determined using quoted market prices and are subject to various discount factors arising from security level restrictions, when appropriate. The valuation procedures applied to direct investments and indirect investments are detailed in Note 14 Fair Value. We include all private equity investments within Equity investments on our Consolidated Balance Sheet. Changes in fair value of private equity investments are recognized in Other noninterest income.

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

Measurement of delinquency status is based on the contractual terms of each loan. Loans that are 30 days or more past due are considered delinquent. The CARES Act credit reporting rules, which required exceptions to this policy, expired in the third quarter of 2023. As such, delinquency status at December 31, 2023 is being reported for all loans based on the contractual terms of each loan. Prior period amounts continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans modified due to pandemic-related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.

Loans held for investment, excluding PCD loans, are recorded at amortized cost basis unless we elect to measure these under the fair value option. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. Amortized cost basis does not include accrued
The PNC Financial Services Group, Inc. – 2023 Form 10-K  93

interest, as we include accrued interest in Other assets on our Consolidated Balance Sheet. Interest on performing loans is accrued based on the principal amount outstanding and recorded in Interest income as earned using the constant effective yield method over the contractual life. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into Net interest income using the constant effective yield method, over the contractual life of the loan. The processing fee received for loans originated through PPP lending under the CARES Act is deferred and accreted into Net interest income using the effective yield method, over the contractual life of the loan. Loans under the fair value option are reported at their fair value, with any changes to fair value reported as Noninterest income on the Consolidated Income Statement and are excluded from measurement of ALLL.

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

On January 1, 2023, we adopted ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02), which eliminates the accounting guidance for TDRs and replaces TDRs with loan modifications to borrowers experiencing financial difficulty, or FDMs. FDMs occur as a result of our loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof:
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

FDMs continue to be subject to our existing nonaccrual policies. Expected losses or recoveries on FDMs have been factored into the ALLL estimates for each loan class under the methodologies described in this Note 1. Refer to Note 3 Loans and Related Allowance for Credit Losses for more information on FDMs.

Prior to the adoption of this ASU, a TDR was considered a loan whose terms had been restructured in a manner that granted a concession to a borrower experiencing financial difficulty. A concession had been granted when we did not expect to collect all amounts due, including original interest accrued at the original contract rate, as a result of the restructuring, or there was a delay in payment that was more-than-insignificant. TDRs resulted from our loss mitigation activities, and included rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which were intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also resulted from borrowers that had been discharged from personal liability through Chapter 7 bankruptcy and had not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness was immediately charged off. Additionally, for periods prior to 2023,
94    The PNC Financial Services Group, Inc. – 2023 Form 10-K

potential incremental losses or recoveries on TDRs had been factored into the ALLL estimates for each loan class under the methodologies described in this Note 1. Once a loan became a TDR, it would continue to be reported as a TDR until it was ultimately repaid in full, the collateral was foreclosed upon or it fully charged off. PNC excluded loans held for sale, loans accounted for under the fair value option, and certain government insured or guaranteed loans from our TDR population.

See the following for additional information related to loans, including further discussion regarding our policies, the methodologies and significant inputs used to determine the ALLL and additional details on the composition of our loan portfolio:
•Nonperforming Loans and Leases section of this Note 1,
•Allowance for Credit Losses section of this Note 1, and
•Note 3 Loans and Related Allowance for Credit Losses in this Report.

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
–  The loan is 90 days past due for home equity and installment loans, and 180 days past due for well-
   secured residential real estate loans,
–  The loan had been modified and classified as a TDR prior to the adoption of ASU 2022-02,
–  The loan has been modified due to a borrower experiencing financial difficulty and is not government insured or guaranteed,
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  95

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

For TDRs prior to the adoption of ASU 2022-02, payments were applied based upon their contractual terms unless the related loan was deemed non-performing. TDRs were generally included in nonperforming and nonaccrual loans. However, after a reasonable period of time, generally six months, in which the loan performed under restructured terms and met other performance indicators, it was returned to performing/accruing status. TDRs resulting from (i) borrowers that had been discharged from personal liability through Chapter 7 bankruptcy and had not formally reaffirmed their loan obligations to us, and (ii) borrowers that were not currently obligated to make both principal and interest payments under the restructured terms were not returned to accruing status.

For FDMs, payments are applied based upon their contractual terms unless the related loan is deemed nonperforming. Consumer loans modified due to a borrower experiencing financial difficulty are generally included in nonperforming and nonaccrual loans if they are not government insured or guaranteed. Commercial loans modified due to a borrower experiencing financial difficulty may be included in nonperforming and nonaccrual loans, subject to the bank’s policies for nonperforming loans and leases. FDMs may remain on accruing status if the bank expects to collect all contractual principal and interest due under the loan and the borrower remains current. Collateral coverage, guarantor and/or sponsor support and debt service coverage are factors that may be considered in the accruing status of an FDM loan. FDM loans classified as nonperforming and nonaccrual loans may return to accruing status after a reasonable period of time, generally six months, in which the loan performs under modified terms and meets other performance indicators. This return to accruing status demonstrates that the bank expects to collect all of the loan’s remaining contractual principal and interest. Loan modifications granted to borrowers experiencing financial difficulty resulting from (i) borrowers that have been discharged from personal liability through Chapter 7 bankruptcy and have not formally reaffirmed their loan obligations to us, and (ii) borrowers that are not currently obligated to make both principal and interest payments under the modified terms are not returned to accrual status.

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

Foreclosed assets consist of any asset seized or property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. OREO comprises principally residential and commercial real estate properties obtained in partial or total satisfaction of loan obligations. After obtaining a foreclosure judgment, or in some jurisdictions the initiation of proceedings under a power of sale in the loan instruments, the property will be sold. When we are awarded title or completion of deed-in-lieu of foreclosure, we transfer the loan to foreclosed assets included in Other assets on our Consolidated Balance Sheet. Property obtained in satisfaction of a loan is
96    The PNC Financial Services Group, Inc. – 2023 Form 10-K

initially recorded at estimated fair value less cost to sell. Based upon the estimated fair value less cost to sell, the amortized cost basis of the loan is adjusted and a charge-off/recovery is recognized to the ALLL. We estimate fair values primarily based on appraisals or sales agreements with third parties. Subsequently, foreclosed assets are valued at the lower of the amount recorded at the acquisition date or estimated fair value less cost to sell. Valuation adjustments on these assets and gains or losses realized from disposition of such property are reflected in Other noninterest expense.

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

We use forward-looking information in estimating expected credit losses for our reasonable and supportable forecast period. For this purpose, we use forecasted scenarios produced by PNC’s Economics Team, which are designed to reflect potential trajectories of the business cycles and their related estimated probabilities. The forecast length that we have currently determined to be reasonable and supportable is three years. As noted in the methodology discussions that follow, forward-looking information is incorporated into the expected credit loss estimates. Such forward-looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative macroeconomic models, analysis from PNC economists and management judgment.

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

See the following sections related to investment securities, loans and leases, unfunded lending related commitments and other financial assets for details about specific reserve methodologies.

Allowance for Investment Securities
A significant portion of our investment securities are issued or guaranteed by either the U.S. government (U.S. Treasury or a government entity) or a government-sponsored agency (FNMA or FHLMC). Taking into consideration historical information and current and forecasted conditions, we do not expect to incur any credit losses on these securities.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  97

See Note 2 Investment Securities for additional information about the investment securities portfolio.

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of risk parameters, such as PD, LGD, EAD and the remaining estimated contractual term for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on the estimated contractual term in our expected loss estimates. We use historical credit loss information, current borrower risk characteristics and forecasted economic variables for the reasonable and supportable forecast period, coupled with analytical methods, to estimate these risk parameters by loan, loan segment or lease. PD, LGD and EAD parameters are calculated for each forecasted scenario and the long-run average period, and are combined to generate expected loss estimates by scenario. Each scenario is then weighted to determine our total estimated loss. The following matrix provides key credit risk characteristics that we use to estimate these risk parameters.

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
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool for the forecast period •For the long-run average period, internal risk ratings based on borrower characteristics	•Property type, LTV, market, risk pool and costs to sell for the forecast period •For the long-run average period, internal ratings based on collateral performance	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Paydown curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based on net charge-offs and paydown rates

98    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following matrix describes the key economic variables that are consumed during our forecast period by loan class, as well as other assumptions that are used for our reversion and long-run average approaches.

Loan Class	Forecast Period - Key Economic Variables	Reversion Method	Long-Run Average
Commercial
Commercial and industrial / Equipment lease financing	•GDP and Gross Domestic Investment measures, employment related variables and personal income and consumption measures	•Immediate reversion	•Average parameters determined based on internal and external historical data •Modeled parameters using long-run economic conditions for retail small balance obligors
Commercial real estate (CRE)	• CRE Price Index, unemployment rates, GDP, corporate bond yield and interest rates	• Immediate reversion	• Average parameters determined based on internal and external historical data
Consumer
Home equity / Residential real estate	•Unemployment rates, HPI and interest rates	•Straight-line over 3 years	•Modeled parameters using long-run economic conditions
Automobile	•Unemployment rates, HPI, disposable personal income and Manheim used car index	•Straight-line over 1 year	•Average parameters determined based on internal historical data
Credit card	•Unemployment rates, personal consumption expenditure and HPI	•Straight-line over 2 years	•Modeled parameters using long-run economic conditions
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based on net charge-offs and paydown rates

After the forecast period, we revert to the long-run average over the reversion period noted above, which is the period between the end of the forecast period and when losses are estimated to have completely reverted to the long-run average.

Once we have developed a combined estimate of credit losses (i.e., for the forecast period, reversion period and long-run average) under each of the forecasted scenarios, we produce a probability-weighted credit loss estimate. In addition, we add or deduct any qualitative components and other adjustments, such as individually assessed loans, to produce the ALLL. See the Individually Assessed Component and Qualitative Component discussions that follow in this Note 1 for additional information about those adjustments.
Discounted Cash Flow
Prior to January 1, 2023, we used a discounted cash flow methodology for our home equity and residential real estate loan classes, in addition to our TDR portfolios. We determined effective interest rates considering contractual cash flows adjusted for estimated prepayments. Changes in the ALLL due to the impact of the passage of time under the discounted cash flow estimate were recognized through the provision for credit losses.

Effective January 1, 2023, we discontinued our use of a discounted cash flow methodology, and we now use a pooled expected loss methodology based upon the quantification of risk parameters, such as PD, LGD and EAD for a loan or loan segment.
Individually Assessed Component
Loans and leases that do not share similar risk characteristics with a pool of loans are individually assessed as follows:
•For commercial nonperforming loans greater than or equal to a defined dollar threshold, reserves are based on an analysis of the present value of the loan’s expected future cash flows or the fair value of the collateral, if appropriate under our policy for collateral dependent loans. Nonperforming commercial loans below the defined threshold are reserved for under a pooled basis, as we believe these loans continue to share similar risk characteristics.
•For consumer nonperforming loans classified as collateral dependent, charge-off and ALLL related to recovery of amounts previously charged off are evaluated through an analysis of the fair value of the collateral less costs to sell.

Qualitative Component
While our reserve models and methodologies strive to reflect all relevant expected credit risk factors, the ACL also accounts for factors that may not be directly measured in the determination of individually assessed or pooled reserves. Such qualitative factors may include, but are not limited to:
•Industry concentrations and conditions,
•Changes in market conditions, including regulatory and legal requirements,
The PNC Financial Services Group, Inc. – 2023 Form 10-K  99

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
Accrued Interest
When accrued interest is reversed or charged-off in a timely manner, the CECL standard provides a practical expedient to exclude accrued interest from ACL measurement. We consider our nonaccrual and charge-off policies to be timely for all of our investment securities, loans and leases, with the exception of consumer credit cards, education loans and certain unsecured consumer lines of credit. We consider the length of time before nonaccrual/charge-off and the use of appropriate other triggering events for nonaccrual and charge-offs in making this determination. Pursuant to these policy elections, we calculate reserves for accrued interest on credit cards, education loans and certain unsecured consumer lines of credit, which are then included within the ALLL. See the Debt Securities and the Nonperforming Loans and Leases sections of this Note 1 for additional information on our nonaccrual and charge-off policies.

Pursuant to our use of a discounted cash flow methodology in estimating credit losses for our home equity and residential real estate loan classes prior to January 1, 2023, applicable reserves for accrued interest were also included within the ALLL for these loan classes.
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
Allowance for Unfunded Lending Related Commitments
We maintain the allowance for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable (e.g., unfunded loan commitments, letters of credit and certain financial guarantees), at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for pooled loans and leases. See the Allowance for Loan and Lease Losses section of this Note 1 for the key credit risk characteristics for unfunded lending related commitments. The allowance for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in the Provision for credit losses on the Consolidated Income Statement.

See Note 3 Loans and Related Allowance for Credit Losses for additional information about this allowance.
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans and balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2023 and December 31, 2022 the allowance for other financial assets was immaterial.
Loans Held for Sale
We designate loans as held for sale when we have the intent and ability to sell them. At the time of designation to held for sale, any ACL is reversed, and a valuation allowance for the shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on loans held for sale (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.
We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of commercial and residential mortgage loans are measured and recorded within Residential and Commercial mortgage within noninterest income each period. See Note 14 Fair Value for additional information.
100    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. In certain cases, we may retain a portion or all of the securities issued, interest-only strips, one or more subordinated tranches, servicing rights and, in some cases, cash reserve accounts. If sale accounting is achieved, securitized loans are removed from the balance sheet and a net gain or loss is recognized in Noninterest income at the time of initial sale. Gains or losses recognized on the sale of the loans depend on the fair value of the loans sold and the retained interests at the date of sale. We generally estimate the fair value of the retained interests based on the present value of future expected cash flows using assumptions as to discount rates, interest rates, prepayment speeds, credit losses and servicing costs, if applicable.
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
See Note 4 Loan Sale and Servicing Activities and Variable Interest Entities for information about VIEs that we consolidate as well as those that we do not consolidate but in which we hold a significant variable interest.
Mortgage Servicing Rights
We provide servicing under various loan servicing contracts for commercial and residential loans. These contracts are either purchased in the open market or retained as part of a loan securitization or loan sale. All acquired or originated servicing rights are initially measured at fair value. Fair value is based on the present value of the expected future net cash flows, including assumptions as to:
•Deposit balances and interest rates for escrow and commercial reserve earnings,
•Discount rates,
•Estimated prepayment speeds, and
•Estimated servicing costs.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  101

We’ve elected to subsequently measure commercial and residential MSRs at fair value. We manage the risk of changes in fair value of MSRs by hedging the fair value with derivatives and securities which are expected to offset the change in fair value of the servicing rights. Changes in the fair value of MSRs are recognized as gains/(losses). The fair value of these servicing rights is estimated by using a discounted cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors which are determined based on current market conditions.

See Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value for additional information.
Goodwill
Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is assigned at the reporting unit level on the acquisition date. A reporting unit is a business segment or one level below a business segment. At least annually, in the fourth quarter, management performs the goodwill impairment test at a reporting unit level. The goodwill impairment test may also be performed more frequently if events occur or circumstances have changed significantly from the annual test date, when such events or circumstances may indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Examples of events or circumstances that are considered for more frequent goodwill impairment testing include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, and other relevant PNC or reporting unit specific events.

When performing a goodwill impairment test, PNC may first perform a qualitative analysis to evaluate whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, PNC determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary. If PNC elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative goodwill impairment test is performed. Inputs are generated and used in calculating the fair value of the reporting unit, which is compared to its carrying amount. The fair value of our reporting units is determined by using discounted cash flows and/or market comparability methodologies. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying amount, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit and subsequent reversals of goodwill impairment are not permitted.

See Note 5 Goodwill and Mortgage Servicing Rights for additional information.
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
See Note 6 Leases for additional information on our leasing arrangements.
Depreciation and Amortization
For financial reporting purposes, we depreciate premises and equipment, net of salvage value, principally using the straight-line method over their estimated useful lives.
102    The PNC Financial Services Group, Inc. – 2023 Form 10-K

We use estimated useful lives for furniture and equipment ranging from one to 10 years and depreciate buildings over an estimated useful life of up to 40 years. We amortize leasehold improvements over their estimated useful lives of up to 15 years or the respective lease terms, whichever is shorter.
We purchase, as well as internally develop and customize, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to Noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods generally ranging from one to 10 years. Implementation costs of software hosting arrangements are capitalized and amortized over the contractual term of the associated arrangement, including extension options we are reasonably certain to exercise, on a straight-line basis.
We review the remaining useful lives and carrying values of premises and equipment to determine whether an event has occurred that would indicate a change in useful life is warranted or if any impairment exists.
Other Comprehensive Income
Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses on available for sale debt securities, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in plan assets and benefit obligations of pension and other postretirement benefit plans. Details of each component are included in Note 12 Other Comprehensive Income.
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
Diluted earnings per common share is calculated under the more dilutive of either the treasury stock method or the two-class method. For the diluted calculation, we increase the weighted-average number of shares of common stock outstanding by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of shares of common stock that would be issued assuming the exercise of stock options and warrants and the issuance of incentive shares using the treasury stock method. These adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments will dilute earnings per common share. For periods in which there is a loss from continuing operations, any potential dilutive shares will be anti-dilutive. In this scenario, no potential dilutive shares will be included in the continuing operations, discontinued operations or total earnings per common share calculations, even if overall net income is reported.
See Note 13 Earnings Per Share for additional information.
Fair Value of Financial Instruments
The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note 14 Fair Value.
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  103

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
See Note 15 Financial Derivatives for additional information.
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
We have elected to apply the proportional amortization method to our qualifying LIHTC and NMTC equity investments. Investment tax credits and investment impairment are recognized in tax expense for any individual LIHTC and NMTC equity investment for which we can demonstrate that the investment was made primarily for the purpose of receiving income tax credits and other income
104    The PNC Financial Services Group, Inc. – 2023 Form 10-K

tax benefits. We use the deferral method of accounting for all investment tax credit equity investments. Under this method, the investment tax credits are recognized as a reduction to the related asset.
See Note 18 Income Taxes for additional information.
Revenue Recognition
We earn interest and noninterest income from various sources, including:
•Lending,
•Securities portfolio,
•Asset management,
•Loan sales, loan securitizations and servicing,
•Brokerage services,
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
For the fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers, revenue is recognized when or as those services are transferred to the customer. See Note 23 Fee-based Revenue from Contracts with Customers for additional information related to revenue within the scope of ASC Topic 606.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  105

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Reference Rate Reform - ASU 2020-04 Issued March 2020 Reference Rate Reform Scope - ASU 2021-01 Issued January 2021 Reference Rate Reform Deferral of Sunset Date – ASU 2022-06 Issued December 2022	• Provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform (codified in ASC 848).
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

106    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

• Early adopted September 30, 2023, using a modified retrospective transition approach for the amendments related to our tax credit programs that are eligible to apply proportional amortization. The cumulative effect to retained earnings as of January 1, 2023 was immaterial.
• At adoption, we elected to apply the proportional amortization method to all qualifying investments in the NMTC program. PNC historically applied proportional amortization to LIHTC investments since applying ASU 2014-01.
 • See Note 4 Loan Sale and Servicing Activities and Variable Interest Entities for the impact of adoption.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  107

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)(b)

	December 31, 2023				December 31, 2022
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$7,596	$22	$(667)	$6,951	$9,196	$10	$(836)	$8,370
Residential mortgage-backed
Agency	30,643	46	(2,809)	27,880	32,114	13	(3,304)	28,823
Non-agency	585	118	(7)	696	697	131	(9)	819
Commercial mortgage-backed
Agency	1,680	1	(135)	1,546	1,845		(170)	1,675
Non-agency	913	1	(45)	869	1,325		(69)	1,256
Asset-backed	1,092	25	(1)	1,116	103	27	(1)	129
Other	2,844	44	(161)	2,727	3,288	44	(245)	3,087
Total securities available for sale	$45,353	$257	$(3,825)	$41,785	$48,568	$225	$(4,634)	$44,159
Securities Held to Maturity
U.S. Treasury and government agencies	$36,529	$9	$(1,141)	$35,397	$36,571	$6	$(1,617)	$34,960
Residential mortgage-backed
Agency	42,686	92	(2,733)	40,045	45,271	74	(3,095)	42,250
Non-agency	259		(17)	242	276		(21)	255
Commercial mortgage-backed
Agency	939	9	(23)	925	848	4	(26)	826
Non-agency	1,373	2	(27)	1,348	1,667		(40)	1,627
Asset-backed	5,890	17	(39)	5,868	7,188	6	(140)	7,054
Other	3,108	50	(35)	3,123	3,354	25	(72)	3,307
Total securities held to maturity (d)	$90,784	$179	$(4,015)	$86,948	$95,175	$115	$(5,011)	$90,279
(a) At December 31, 2023, the accrued interest associated with our held to maturity and available for sale portfolios totaled $281 million and $144 million, respectively. The comparable amounts at December 31, 2022 were $282 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2023 and 2022.
(c) Amortized cost is presented net of allowance of $86 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities and $6 million for securities held to maturity at December 31, 2023. The comparable amounts at December 31, 2022 were $142 million and $7 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $4.2 billion at December 31, 2023, related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2022 was $5.1 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at December 31, 2023 included less than $0.1 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for December 31, 2022 was $0.2 billion.

During 2022, we transferred securities with a fair value of $82.7 billion from available for sale to held to maturity. The securities transferred included $34.0 billion of U.S. Treasury and government agency securities, $39.0 billion of agency residential mortgage-backed securities, $6.3 billion of asset-backed securities and $3.4 billion of various other security types. The securities were reclassified at fair value at the time of the transfer and the transfers represented non-cash transactions. There were no securities transferred during 2023.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2023, the allowance for investment securities was $92 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2022 was $149 million. See Note 1 Accounting Policies for a discussion of the methodologies used to determine the allowance for investment securities.

108    The PNC Financial Services Group, Inc. – 2023 Form 10-K

At December 31, 2023, AOCI included pretax losses of $293 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at December 31, 2023 and 2022. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2023, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2023
U.S. Treasury and government agencies			$(666)	$6,035	$(666)	$6,035
Residential mortgage-backed
Agency	$(4)	$1,015	(2,805)	24,306	(2,809)	25,321
Non-agency	(1)	15	(4)	84	(5)	99
Commercial mortgage-backed
Agency			(135)	1,495	(135)	1,495
Non-agency			(45)	731	(45)	731
Asset-backed			(1)	9	(1)	9
Other	(3)	78	(136)	2,106	(139)	2,184
Total securities available for sale	$(8)	$1,108	$(3,792)	$34,766	$(3,800)	$35,874
December 31, 2022
U.S. Treasury and government agencies	$(601)	$5,868	$(235)	$2,208	$(836)	$8,076
Residential mortgage-backed
Agency	(1,744)	19,036	(1,560)	8,971	(3,304)	28,007
Non-agency	(6)	112	(2)	17	(8)	129
Commercial mortgage-backed
Agency	(125)	1,283	(45)	372	(170)	1,655
Non-agency	(44)	750	(18)	394	(62)	1,144
Asset-backed			(1)	5	(1)	5
Other	(96)	1,418	(112)	1,144	(208)	2,562
Total securities available for sale	$(2,616)	$28,467	$(1,973)	$13,111	$(4,589)	$41,578

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2023		$(2)	$(2)
2022	$11	$(18)	$(7)	$(1)
2021	$360	$(296)	$64	$13

The PNC Financial Services Group, Inc. – 2023 Form 10-K  109

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2023:
Table 38: Contractual Maturity of Debt Securities

	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available for Sale
U.S. Treasury and government agencies	$2,055	$2,968	$461	$2,112	$7,596
Residential mortgage-backed
Agency	1	210	3,766	26,666	30,643
Non-agency			12	573	585
Commercial mortgage-backed
Agency	31	576	718	355	1,680
Non-agency	1	106	118	688	913
Asset-backed		273	171	648	1,092
Other	279	2,093	321	151	2,844
Total securities available for sale at amortized cost	$2,367	$6,226	$5,567	$31,193	$45,353
Fair value	$2,309	$5,822	$5,265	$28,389	$41,785
Weighted-average yield, GAAP basis (a)	0.99%	2.32%	2.94%	3.12%	2.88%
Securities Held to Maturity
U.S. Treasury and government agencies	$8,177	$25,744	$1,711	$897	$36,529
Residential mortgage-backed
Agency		10	329	42,347	42,686
Non-agency				259	259
Commercial mortgage-backed
Agency		151	518	270	939
Non-agency	29	50		1,294	1,373
Asset-backed	2	1,689	2,269	1,930	5,890
Other	221	1,025	552	1,310	3,108
Total securities held to maturity at amortized cost	$8,429	$28,669	$5,379	$48,307	$90,784
Fair value	$8,299	$27,830	$5,232	$45,587	$86,948
Weighted-average yield, GAAP basis (a)	0.85%	1.55%	4.20%	2.92%	2.37%
(a)        Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.

At December 31, 2023, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $37.3 billion and $32.1 billion and fair value of $34.6 billion and $30.0 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2023	December 31 2022
Pledged to others	$29,878	$24,708
Accepted from others:
Permitted by contract or custom to sell or repledge	$755	$1,266
Permitted amount repledged to others	$755	$1,266

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge, and were used to secure public and trust deposits, repurchase agreements and for other purposes. See Note 15 Financial Derivatives for information related to securities pledged and accepted as collateral for derivatives.

110    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment, such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

Table 40 presents the composition and delinquency status of our loan portfolio at December 31, 2023 and December 31, 2022. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  111

Table 40: Analysis of Loan Portfolio (a) (b) (c)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (d)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (e)	Total Loans (f) (g)
December 31, 2023
Commercial
Commercial and industrial	$176,796	$104	$45	$76	$225		$559		$177,580
Commercial real estate	34,685	7		9	16		735		35,436
Equipment lease financing	6,480	41	8		49		13		6,542
Total commercial	217,961	152	53	85	290		1,307		219,558
Consumer
Residential real estate	46,159	282	101	192	575	(d)	294	$516	47,544
Home equity	25,533	63	27		90		458	69	26,150
Automobile	14,638	91	20	7	118		104		14,860
Credit card	6,991	54	39	86	179		10		7,180
Education	1,850	27	19	49	95	(d)			1,945
Other consumer	4,227	16	11	10	37		7		4,271
Total consumer	99,398	533	217	344	1,094		873	585	101,950
Total	$317,359	$685	$270	$429	$1,384		$2,180	$585	$321,508
Percentage of total loans	98.71%	0.21%	0.08%	0.13%	0.43%		0.68%	0.18%	100.00%
December 31, 2022
Commercial
Commercial and industrial	$181,223	$169	$27	$137	$333		$663		$182,219
Commercial real estate	36,104	19	4		23		189		36,316
Equipment lease financing	6,484	20	4		24		6		6,514
Total commercial	223,811	208	35	137	380		858		225,049
Consumer
Residential real estate	44,306	281	112	199	592	(d)	424	$567	45,889
Home equity	25,305	53	20		73		526	79	25,983
Automobile	14,543	106	25	7	138		155		14,836
Credit card	6,906	50	35	70	155		8		7,069
Education	2,058	34	22	59	115	(d)			2,173
Other consumer	4,975	15	12	10	37		14		5,026
Total consumer	98,093	539	226	345	1,110		1,127	646	100,976
Total	$321,904	$747	$261	$482	$1,490		$1,985	$646	$326,025
Percentage of total loans	98.73%	0.23%	0.08%	0.15%	0.46%		0.61%	0.20%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The CARES Act credit reporting rules expired in the third quarter of 2023 and, as such, delinquency status at December 31, 2023 is being reported for all loans based on the contractual terms of the loan. Amounts as of December 31, 2022 continue to be presented in accordance with the credit reporting rules under the CARES Act, which required certain loans modified due to pandemic related hardships to not be reported as past due based on the contractual terms of the loan, even when borrowers may not have made payments on their loans during the modification period.
(c)The accrued interest associated with our loan portfolio totaled $1.5 billion and $1.2 billion at December 31, 2023 and 2022, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(d)Past due loan amounts include government insured or guaranteed Residential real estate loans and Education loans totaling $0.3 billion and $0.1 billion at both December 31, 2023 and 2022, respectively.
(e)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(f)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.0 billion and $0.9 billion at December 31, 2023 and 2022, respectively.
(g)Collateral dependent loans totaled $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively.
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
112    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
At December 31, 2023, we pledged $51.3 billion of commercial and other loans to the Federal Reserve Bank and $89.5 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2022 were $28.1 billion and $90.4 billion, respectively. Amounts pledged reflect the unpaid principal balances.
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

The following table presents our nonperforming assets as of December 31, 2023 and 2022:

Table 41: Nonperforming Assets

Dollars in millions	December 31, 2023	December 31, 2022
Nonperforming loans (a)
Commercial	$1,307	$858
Consumer (b)	873	1,127
Total nonperforming loans (c)	2,180	1,985
OREO and foreclosed assets	36	34
Total nonperforming assets	$2,216	$2,019
Nonperforming loans to total loans	0.68%	0.61%
Nonperforming assets to total loans, OREO and foreclosed assets	0.69%	0.62%
Nonperforming assets to total assets	0.39%	0.36%
(a)In connection with the adoption of ASU 2022-02, nonperforming loans as of December 31, 2023 include certain loans where terms were modified as a result of a borrower’s financial difficulty. Prior period amounts included nonperforming TDRs, for which accounting guidance was eliminated effective January 1, 2023. See Note 1 Accounting Policies and the Loan Modifications to Borrowers Experiencing Financial Difficulty section of this Note 3 for more information on our adoption of this ASU.
(b)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(c)Nonperforming loans for which there is no related ALLL totaled $0.5 billion at December 31, 2023 and primarily include loans with a fair value of collateral that exceeds the amortized cost basis. The comparable amount at December 31, 2022 was $0.7 billion.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  113

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

114    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table presents credit quality indicators for our commercial loan classes:

Table 42: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,019		$26,657	$7,562	$5,783	$4,110	$11,982	$88,467	$573	$168,153
Criticized	838		1,781	739	331	281	698	4,708	51	9,427
Total commercial and industrial loans	23,857		28,438	8,301	6,114	4,391	12,680	93,175	624	177,580
Gross charge-offs (b)	25	(c)	32	33	8	3	26	105	12	244
Commercial real estate
Pass Rated	4,182		8,571	2,986	2,190	4,887	7,411	383		30,610
Criticized	155		1,300	455	490	622	1,753	51		4,826
Total commercial real estate loans	4,337		9,871	3,441	2,680	5,509	9,164	434		35,436
Gross charge-offs (b)					12	31	137			180
Equipment lease financing
Pass Rated	1,522		1,424	689	690	452	1,378			6,155
Criticized	90		81	81	51	35	49			387
Total equipment lease financing loans	1,612		1,505	770	741	487	1,427			6,542
Gross charge-offs (b)	4		4	4	4	1	1			18
Total commercial loans	$29,806		$39,814	$12,512	$9,535	$10,387	$23,271	$93,609	$624	$219,558
Total commercial gross charge-offs	$29		$36	$37	$24	$35	$164	$105	$12	$442

	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial and industrial
Pass Rated	$41,685	$12,493	$8,134	$6,261	$4,209	$13,165	$89,384	$69	$175,400
Criticized	1,259	423	277	299	297	551	3,682	31	6,819
Total commercial and industrial	42,944	12,916	8,411	6,560	4,506	13,716	93,066	100	182,219
Commercial real estate
Pass Rated	8,835	4,153	3,266	5,511	3,005	7,454	450		32,674
Criticized	348	37	322	758	807	1,367	3		3,642
Total commercial real estate	9,183	4,190	3,588	6,269	3,812	8,821	453		36,316
Equipment lease financing
Pass Rated	1,797	962	942	670	410	1,495			6,276
Criticized	60	55	56	39	17	11			238
Total equipment lease financing	1,857	1,017	998	709	427	1,506			6,514
Total commercial	$53,984	$18,123	$12,997	$13,538	$8,745	$24,043	$93,519	$100	$225,049
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2023 and 2022.
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
Nonperforming Loans: We monitor trending of nonperforming loans for residential real estate and home equity loans. See Table 40 for additional information.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  115

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
116    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 43: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
December 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$15	$139	$79	$31	$10	$28			$302
Greater than or equal to 80% to 100%	1,665	1,928	955	221	69	92			4,930
Less than 80%	3,585	7,977	14,421	6,514	2,154	6,935			41,586
No LTV available	56		13			4			73
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Updated FICO scores
Greater than or equal to 780	$3,206	$7,797	$12,197	$5,035	$1,492	$4,004			$33,731
720 to 779	1,482	1,659	2,389	1,107	432	1,388			8,457
660 to 719	400	508	657	334	171	721			2,791
Less than 660	93	71	133	122	82	680			1,181
No FICO score available	140	9	92	168	56	266			731
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Gross charge-offs (a)		$2	$1	$1		$4			$8
Home equity
Current estimated LTV ratios
Greater than 100%			$1	$12	$6	$14	$306	$309	$648
Greater than or equal to 80% to 100%			4	40	17	22	1,116	1,743	2,942
Less than 80%			157	1,866	845	2,556	6,843	10,293	22,560
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Updated FICO scores
Greater than or equal to 780			$102	$1,254	$489	$1,605	$4,604	$6,083	$14,137
720 to 779			38	423	216	488	2,222	3,225	6,612
660 to 719			17	174	110	271	1,207	1,894	3,673
Less than 660			5	65	52	220	223	1,089	1,654
No FICO score available				2	1	8	9	54	74
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Gross charge-offs (a)						$4	$7	$10	$21
The PNC Financial Services Group, Inc. – 2023 Form 10-K  117

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Residential real estate
Current estimated LTV ratios
Greater than 100%	$4	$52	$20	$10	$4	$41			$131
Greater than or equal to 80% to 100%	1,185	678	232	84	24	92			2,295
Less than 80%	9,396	15,844	7,074	2,346	822	7,220			42,702
No LTV available		61		3		4			68
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Updated FICO scores
Greater than or equal to 780	$6,825	$12,596	$5,276	$1,623	$463	$4,027			$30,810
720 to 779	3,172	3,024	1,369	476	180	1,457			9,678
660 to 719	514	744	378	189	98	796			2,719
Less than 660	63	108	110	88	71	740			1,180
No FICO score available	11	163	193	67	38	337			809
Government insured or guaranteed loans	9	15	66	39	28	536			693
Total residential real estate	$10,594	$16,650	$7,392	$2,482	$878	$7,893			$45,889
Home equity
Current estimated LTV ratios
Greater than 100%		$4	$14	$9	$2	$15	$268	$137	$449
Greater than or equal to 80% to 100%		4	51	27	4	31	854	1,149	2,120
Less than 80%		172	2,078	961	285	2,851	7,780	9,287	23,414
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
Updated FICO scores
Greater than or equal to 780		$110	$1,357	$554	$155	$1,791	$5,093	$5,545	$14,605
720 to 779		47	515	248	64	567	2,305	2,843	6,589
660 to 719		19	211	140	42	288	1,146	1,449	3,295
Less than 660		4	57	54	29	242	342	671	1,399
No FICO score available			3	1	1	9	16	65	95
Total home equity		$180	$2,143	$997	$291	$2,897	$8,902	$10,573	$25,983
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

118    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,722		$1,650	$1,483	$535	$368	$88			$6,846
720 to 779	1,797		1,104	778	301	250	80			4,310
660 to 719	1,014		604	408	186	186	70			2,468
Less than 660	264		272	243	152	200	105			1,236
Total automobile loans	$5,797		$3,630	$2,912	$1,174	$1,004	$343			$14,860
Gross charge-offs (a)	$8		$24	$22	$17	$30	$20			$121
Credit card
Updated FICO scores
Greater than or equal to 780								$2,017	$1	$2,018
720 to 779								1,976	4	1,980
660 to 719								1,979	13	1,992
Less than 660								1,036	48	1,084
No FICO score available or required (b)								103	3	106
Total credit card loans								$7,111	$69	$7,180
Gross charge-offs (a)								$290	$29	$319
Education
Updated FICO scores
Greater than or equal to 780	$35		$88	$45	$40	$51	$331			$590
720 to 779	32		47	24	19	24	131			277
660 to 719	20		17	8	6	8	54			113
Less than 660	4		3	2	1	2	21			33
No FICO score available or required (b)	15		5	4	2		1			27
Total loans using FICO credit metric	106		160	83	68	85	538			1,040
Other internal credit metrics							905			905
Total education loans	$106		$160	$83	$68	$85	$1,443			$1,945
Gross charge-offs (a)				$1	$1	$2	$13			$17
Other consumer
Updated FICO scores
Greater than or equal to 780	$241		$127	$47	$21	$14	$11	$39	$1	$501
720 to 779	286		157	54	26	17	11	80	1	632
660 to 719	147		140	57	27	21	11	87	2	492
Less than 660	19		52	31	17	14	8	43	1	185
Total loans using FICO credit metric	693		476	189	91	66	41	249	5	1,810
Other internal credit metrics	19		97	33	48	71	34	2,149	10	2,461
Total other consumer loans	$712		$573	$222	$139	$137	$75	$2,398	$15	$4,271
Gross charge-offs (a)	$75	(c)	$23	$18	$14	$14	$8	$11	$1	$164

The PNC Financial Services Group, Inc. – 2023 Form 10-K  119

(Continued from previous page)	Term Loans by Origination Year
December 31, 2022 In millions	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Updated FICO Scores
Automobile
Greater than or equal to 780	$2,390	$2,162	$922	$760	$241	$75			$6,550
720 to 779	1,702	1,312	561	538	222	69			4,404
660 to 719	854	660	341	401	187	56			2,499
Less than 660	193	290	230	368	228	74			1,383
Total automobile	$5,139	$4,424	$2,054	$2,067	$878	$274			$14,836
Credit card
Greater than or equal to 780							$1,954	$2	$1,956
720 to 779							1,994	6	2,000
660 to 719							1,957	13	1,970
Less than 660							1,001	35	1,036
No FICO score available or required (b)							104	3	107
Total credit card							$7,010	$59	$7,069
Education
Greater than or equal to 780	$42	$53	$48	$61	$51	$357			$612
720 to 779	39	27	24	30	24	143			287
660 to 719	21	8	8	9	8	59			113
Less than 660	4	1	1	2	2	24			34
No FICO score available or required (b)	20	8	7	3		1			39
Education loans using FICO credit metric	126	97	88	105	85	584			1,085
Other internal credit metrics						1,088			1,088
Total education	$126	$97	$88	$105	$85	$1,672			$2,173
Other consumer
Greater than or equal to 780	$224	$97	$53	$46	$14	$18	$47	$2	$501
720 to 779	302	122	68	62	20	15	89	2	680
660 to 719	229	110	68	66	28	8	95	2	606
Less than 660	32	48	37	40	20	6	44	2	229
Other consumer loans using FICO credit metric	787	377	226	214	82	47	275	8	2,016
Other internal credit metrics	125	43	40	34	7	29	2,720	12	3,010
Total other consumer	$912	$420	$266	$248	$89	$76	$2,995	$20	$5,026
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

120    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Loan Modifications to Borrowers Experiencing Financial Difficulty

On January 1, 2023, we adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty (FDMs). FDMs result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays or combinations thereof. See Note 1 Accounting Policies for additional information on FDMs.

The following table presents the amortized cost basis, as of December 31, 2023, of FDMs granted during the twelve months ended December 31, 2023:

Table 45: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Year ended December 31, 2023 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$13	$683	$65		$14	$18	$156	$150	$1,099	0.62%
Commercial real estate	47	816					17	87	967	2.73%
Total commercial	60	1,499	65		14	18	173	237	2,066	0.94%
Consumer
Residential real estate	2	1	95			5		6	109	0.23%
Home equity		1	10			8		12	31	0.12%
Credit card				$58					58	0.81%
Education		5							5	0.26%
Other consumer				1					1	0.02%
Total consumer	2	7	105	59		13		18	204	0.20%
Total	$62	$1,506	$170	$59	$14	$31	$173	$255	$2,270	0.71%
(a)At December 31, 2023, there were $0.4 billion of unfunded lending related commitments associated with FDMs.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of period end.
(c)Includes loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court. Amounts also include trial modifications.

Table 46 presents the financial effect of FDMs granted during the twelve months ended December 31, 2023:

Table 46: Financial Effect of FDMs (a)

Year ended December 31, 2023 Dollars in millions	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial	2.70%	12	3
Commercial real estate	4.54%	14	5
Consumer
Residential real estate	1.34%	80	9
Home equity	1.17%	56	4
Education		20
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
•Fully-amortized repayment plans are also granted, the most common of which being a 60 month program. In this program, we convert the borrower’s drawn and unpaid balances into a fully-amortized repayment plan consisting of an interest rate of 4.99% and an adjusted minimum payment percentage of 1.90% of the outstanding balance. This fully-amortized program is designed in a manner that allows the drawn and unpaid amounts to be recaptured at the end of the 60 months.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  121

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of December 31, 2023, of FDMs granted during the twelve months ended December 31, 2023:
Table 47: Delinquency Status of FDMs (a)

Year ended December 31, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$828	$14			$257	$1,099
Commercial real estate	863				104	967
Total commercial	1,691	14			361	2,066
Consumer
Residential real estate	15	1			93	109
Home equity	4				27	31
Credit card	41	5	$4	$7	1	58
Education	5					5
Other consumer					1	1
Total consumer	65	6	4	7	122	204
Total	$1,756	$20	$4	$7	$483	$2,270
(a)Represents amortized cost basis.

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. The following table presents loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the period.

Table 48: Subsequently Defaulted FDMs (a)

Year ended December 31, 2023 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	All Other Modifications (b)	Total
Commercial
Commercial and industrial		$38	$166	$7	$211
Commercial real estate	$46	15			61
Total commercial	46	53	166	7	272
Consumer
Residential real estate	1		28	2	31
Home equity			2	10	12
Credit card				16	16
Total consumer	1		30	28	59
Total	$47	$53	$196	$35	$331
(a)Represents amortized cost basis.
(b)Includes the following modification categories: principal forgiveness, repayment plans, combinations of interest rate reduction/payment delay and interest rate reduction/ term extension and other.

122    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
Table 49 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the years ended December 31, 2022 and 2021. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies for additional discussion of TDRs.

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
After a loan was determined to be a TDR, we continued to track its performance under its most recent restructured terms. We considered a TDR to have subsequently defaulted when it became 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs, and (ii) subsequently defaulted during the period totaled $0.1 billion for each of the years ended December 31, 2022 and 2021.
Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 50: Rollforward of Allowance for Credit Losses

At or for the year ended December 31	2023			2022			2021
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868	$3,337	$2,024	$5,361
Adoption of ASU 2022-02 (a)		(35)	(35)
Beginning balance, adjusted	3,114	1,592	4,706	3,185	1,683	4,868	3,337	2,024	5,361
Acquisition PCD reserves							774	282	1,056
Charge-offs	(442)	(650)	(1,092)	(307)	(678)	(985)	(434)	(667)	(1,101)
Recoveries	137	245	382	114	308	422	106	338	444
Net (charge-offs)	(305)	(405)	(710)	(193)	(370)	(563)	(328)	(329)	(657)
Provision for (recapture of) credit losses	447	345	792	126	313	439	(594)	(293)	(887)
Other	3		3	(4)	1	(3)	(4)	(1)	(5)
Ending balance	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868
Allowance for unfunded lending related commitments (b)
Beginning balance	$613	$81	$694	$564	$98	$662	$485	$99	$584
Acquisition PCD reserves							43	3	46
Provision for (recapture of) credit losses	(68)	37	(31)	49	(17)	32	36	(4)	32
Ending balance	$545	$118	$663	$613	$81	$694	$564	$98	$662
Allowance for credit losses at December 31 (c)	$3,804	$1,650	$5,454	$3,727	$1,708	$5,435	$3,749	$1,781	$5,530
(a)    Represents the impact of adopting ASU 2022-02 on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)    See Note 10 Commitments for additional information about the underlying commitments related to this allowance.
(c)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $120 million, $176 million and $171 million at December 31, 2023, 2022 and 2021 respectively.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  123

The ACL related to loans totaled $5.5 billion at December 31, 2023, and was relatively stable in comparison to reserves at December 31, 2022. The slight increase in reserves was primarily driven by portfolio activity, including changes in credit quality related to the commercial real estate portfolio, partially offset by an updated economic outlook.

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

Our continuing involvement in the FNMA, FHLMC, and GNMA securitizations, Non-agency securitizations, and loan sale transactions generally consists of servicing, repurchasing previously transferred loans or loss share arrangements under certain conditions, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

We earn servicing and other ancillary fees for our role as servicer and, depending on the contractual terms of the servicing arrangement, we can be terminated as servicer with or without cause. At the consummation date of each type of loan transfer where we retain the servicing, we recognize a servicing right at fair value. See Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value for further discussion of our servicing rights.

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

124    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table provides our loan sale and servicing activities:
Table 51: Cash Flows Associated with Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2023
Sales of loans and related securitization activity (b)	$2,648	$3,650
Repurchases of previously transferred loans (c)	$87
Servicing fees (d)	$529	$198
Servicing advances recovered/(funded), net	$(7)	$(140)
Cash flows on mortgage-backed securities held (e)	$2,624	$75
Cash Flows - Year ended December 31, 2022
Sales of loans and related securitization activity (b)	$5,124	$3,332
Repurchases of previously transferred loans (c)	$187	$27
Servicing fees (d)	$405	$190
Servicing advances recovered/(funded), net	$11	$42
Cash flows on mortgage-backed securities held (e)	$3,790	$84
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
(e)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $20.4 billion in residential mortgage-backed securities and $0.7 billion in commercial mortgage-backed securities at December 31, 2023. Comparable amounts at December 31, 2022 were $21.4 billion and $0.7 billion, respectively.

Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2023 and 2022.

Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2023
Total principal balance	$39,016	$57,492
Delinquent loans (b)	$329	$89
December 31, 2022
Total principal balance	$41,031	$57,974
Delinquent loans (b)	$346
Year ended December 31, 2023
Net charge-offs (c)	$4	$26
Year ended December 31, 2022
Net charge-offs (c)	$4	$74
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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2023 and 2022. We have not provided additional financial support to these entities which we are not contractually required to provide.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  125

course of business with entities that could be VIEs, we have excluded these transactions with non-consolidated entities from the balances presented in Table 53. These loans are included as part of the asset quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.

Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2023
Mortgage-backed securitizations (b)	$21,451	$21,453	(c)
Tax credit investments and other	4,709	4,631	(d) (e)	$2,119	(f) (g)
Total	$26,160	$26,084		$2,119
December 31, 2022
Mortgage-backed securitizations (b)	$22,666	$22,670	(c)	$1
Tax credit investments and other	4,411	4,240	(d)	2,063	(f)
Total	$27,077	$26,910		$2,064
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.0 billion of LIHTCs and $0.2 billion of NMTCs, which are included in Equity investments on our Consolidated Balance Sheet.
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

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 53. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying LIHTC investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2023, we had a liability for unfunded commitments of $2.1 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
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
126    The PNC Financial Services Group, Inc. – 2023 Form 10-K

We also make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. During 2023, we recognized $0.4 billion of amortization, $0.4 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs within Income taxes. We recognized $0.4 billion of amortization, $0.4 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs within Income taxes in 2022. Comparable amounts for 2021 were $0.3 billion, $0.3 billion and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill

Allocations of Goodwill by business segment at December 31, 2023, 2022 and 2021 follow:

Table 54: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Balance as of December 31, 2023	$6,473	$4,270	$189	$10,932
Other		(55)		(55)
Balance as of December 31, 2022	$6,473	$4,325	$189	$10,987
Other		71		71
Balance as of December 31, 2021	$6,473	$4,254	$189	$10,916

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2023, 2022 or 2021. See Note 1 Accounting Policies for additional information regarding the goodwill impairment test.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.7 billion at December 31, 2023 and $3.4 billion at December 31, 2022, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  127

Changes in the commercial MSRs follow:

Table 55: Commercial Mortgage Servicing Rights

In millions	2023	2022	2021
January 1	$1,113	$740	$569
Additions:
From loans sold with servicing retained	50	62	87
Purchases	44	46	41
Changes in fair value due to:
Time and payoffs (a)	(332)	(208)	(119)
Other (b)	157	473	162
December 31	$1,032	$1,113	$740
Related unpaid principal balance at December 31	$288,042	$281,277	$272,556
Servicing advances at December 31	$561	$421	$463
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
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

Changes in the residential MSRs follow:

Table 56: Residential Mortgage Servicing Rights

In millions	2023	2022	2021
January 1	$2,310	$1,078	$673
Additions:
BBVA Acquisition			35
From loans sold with servicing retained	23	57	87
Purchases	444	897	411
Changes in fair value due to:
Time and payoffs (a)	(237)	(231)	(320)
Other (b)	115	509	192
Sale	(1)
December 31	$2,654	$2,310	$1,078
Unpaid principal balance of loans serviced for others at December 31	$209,158	$189,831	$132,953
Servicing advances at December 31	$172	$165	$176
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2023 and December 31, 2022 are shown in Tables 57 and 58. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

128    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 57: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2023	December 31, 2022
Fair value	$1,032	$1,113
Weighted-average life (years)	3.9	4.0
Weighted-average constant prepayment rate	5.51%	4.28%
Decline in fair value from 10% adverse change	$9	$8
Decline in fair value from 20% adverse change	$17	$15
Effective discount rate	9.64%	9.77%
Decline in fair value from 10% adverse change	$31	$34
Decline in fair value from 20% adverse change	$61	$68

Table 58: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2023		December 31, 2022
Fair value	$2,654		$2,310
Weighted-average life (years)	8.1		8.0
Weighted-average constant prepayment rate	6.42%		6.72%
Decline in fair value from 10% adverse change	$60		$55
Decline in fair value from 20% adverse change	$117		$107
Weighted-average option adjusted spread	765	bps	766	bps
Decline in fair value from 10% adverse change	$83		$69
Decline in fair value from 20% adverse change	$161		$134

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.7 billion, $0.6 billion and $0.5 billion for 2023, 2022 and 2021, respectively. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  129

NOTE 6 LEASES
PNC enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 Accounting Policies. For additional details on our equipment lease financing receivables, see Note 3 Loans and Related Allowance for Credit Losses.

Lessor Arrangements
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.

The following table provides details on our income from lessor arrangements:

Table 59: Lessor Income

Year ended December 31
In millions	2023	2022	2021
Sales-type and direct financing leases (a)	$300	$243	$243
Operating leases (b)	46	63	75
Lease income	$346	$306	$318
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

The following table provides the components of our equipment lease financing assets:

Table 60: Sales-Type and Direct Financing Leases

In millions	December 31, 2023	December 31, 2022
Lease receivables	$5,986	$5,853
Unguaranteed residual asset values (a)	1,440	1,422
Unearned income	(884)	(761)
Equipment lease financing	$6,542	$6,514
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.6 billion and $0.4 billion at December 31, 2023 and 2022, respectively.

Operating lease assets were $0.4 billion and accumulated depreciation was $0.2 billion at December 31, 2023 compared to operating lease assets of $0.8 billion and accumulated depreciation of $0.2 billion at December 31, 2022. We had no lease transactions with related parties or deferred selling profits at December 31, 2023 and 2022.

The future minimum lessor receivable arrangements at December 31, 2023 were as follows:

Table 61: Future Minimum Lessor Receivable Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2024	$17	$1,655
2025	16	1,174
2026	15	907
2027	10	863
2028	2	491
2029 and thereafter		896
Total future minimum lease receivable arrangements	$60	$5,986

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of 1 year to 44 years, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date of the lease term. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2023 and 2022.
130    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Tables 62 and 63 provide details on our operating leases:

Table 62: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2023	2022	2021
Operating lease cost (a)	$386	$395	$386
Operating cash flows	$440	$434	$400
(a)Included in Occupancy, Equipment and Marketing expense on the Consolidated Income Statement.

Table 63: Operating Lease Assets and Liabilities

In millions	December 31, 2023	December 31, 2022
Operating lease assets (a)	$1,745	$1,857
Operating lease liabilities (b)	$1,998	$2,160
(a)Included in Other assets on the Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Finance lease assets and liabilities, income, expense and cash flows at December 31, 2023 and 2022 were not material.

Operating lease term and discount rates of our lessee arrangements at December 31, 2023 and 2022 were as follows:

Table 64: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	2.49%	2.24%

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2023 are as follows:

Table 65: Future Lease Payments for Operating Lease Liability Arrangements

In millions	December 31, 2023
2024	$405
2025	378
2026	333
2027	288
2028	230
2029 and thereafter	553
Total future lease payments	$2,187
Less: Interest	189
Present value of operating lease liability arrangements	$1,998

NOTE 7 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 66: Premises, Equipment and Leasehold Improvements

In millions	December 31, 2023	December 31, 2022
Premises, equipment and leasehold improvements	$18,358	$17,769
Accumulated depreciation and amortization	(9,841)	(9,015)
Net book value	$8,517	$8,754

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

The PNC Financial Services Group, Inc. – 2023 Form 10-K  131

Table 67: Depreciation and Amortization Expense

Year ended December 31 In millions	2023	2022	2021
Depreciation	$900	$899	$844
Amortization	138	130	122
Total depreciation and amortization	$1,038	$1,029	$966

NOTE 8 TIME DEPOSITS
The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that met or exceeded the insured limit were $7.3 billion at December 31, 2023.
Table 68 shows the total amount of time deposits at December 31, 2023 by future contractual maturity range:

Table 68: Time Deposits

In billions
2024	$30.7
2025	$0.5
2026	$0.1
2027	$0.1
2028	$0.1
2029 and thereafter	$0.1
Total	$31.6

NOTE 9 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at December 31, 2023 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 69: Borrowed Funds

In millions
2024	$24,516
2025	16,995
2026	8,719
2027	4,214
2028	3,079
2029 and thereafter	15,214
Total	$72,737

132    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of December 31, 2023 and the carrying values as of December 31, 2023 and 2022.
Table 70: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2023	2023	2023	2022
Parent Company
Senior debt	1.15% - 6.88%	2024-2034	$22,221	$11,374
Subordinated debt	3.90% - 4.63%	2024-2033	1,544	1,524
Junior subordinated debt	6.21%	2028	206	205
Total Parent Company			23,971	13,103
Bank
Federal Home Loan Bank borrowings (a)	5.59% - 5.99%	2024-2026	38,000	32,075
Senior debt	2.50% - 6.14%	2024-2043	4,615	5,283
Subordinated debt	2.70% - 5.90%	2025-2029	3,125	4,578
Total Bank			45,740	41,936
Total			$69,711	$55,039
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 70, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(355) million and $(52) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(164) million and $(166) million, respectively, related to fair value accounting hedges as of December 31, 2023.
Certain borrowings are reported at fair value, refer to Note 14 Fair Value for more information on those borrowings.
Junior Subordinated Debentures
PNC Capital Trust C, a wholly-owned finance subsidiary of The PNC Financial Services Group, Inc., owns junior subordinated debentures issued by PNC with a carrying value of $206 million. In June 1998, PNC Capital Trust C issued $200 million of trust preferred securities. The trust preferred securities are currently redeemable by PNC Capital Trust C at par. In accordance with GAAP, the financial statements of the Trust are not included in our consolidated financial statements.
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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  133

NOTE 10 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2023 and 2022.

Table 71: Commitments to Extend Credit and Other Commitments

In millions	December 31, 2023	December 31, 2022
Commitments to extend credit
Commercial	$203,080	$198,542
Home equity	23,970	22,783
Credit card	33,978	33,066
Other	7,363	7,337
Total commitments to extend credit	268,391	261,728
Net outstanding standby letters of credit (a)	10,913	10,575
Standby bond purchase agreements (b)	1,078	1,208
Other commitments (c)	4,386	3,661
Total commitments to extend credit and other commitments	$284,768	$277,172
(a)Net outstanding standby letters of credit include $3.9 billion and $3.6 billion at December 31, 2023 and 2022, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.1 billion and $2.2 billion related to investments in qualified affordable housing projects at December 31, 2023 and 2022, respectively.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at December 31, 2023, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2023 had terms ranging from less than one year to seven years.
As of December 31, 2023, assets of $1.2 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at December 31, 2023 and is included in Other liabilities on our Consolidated Balance Sheet.

134    The PNC Financial Services Group, Inc. – 2023 Form 10-K

NOTE 11 EQUITY
Preferred Stock
The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 72: Preferred Stock - Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2023	2022
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series O (a)	$100,000		10
Series R	$100,000	5	5
Series S	$100,000	5	5
Series T	$100,000	15	15
Series U	$100,000	10	10
Series V	$100,000	12	12
Series W	$100,000	15
Total issued and outstanding		63	58
(a)On November 1, 2023, PNC redeemed all 10,000 shares of its Series O preferred stock, as well as all 1,000,000 depositary shares each representing a fractional interest in such shares.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  135

The following table discloses information related to the preferred stock outstanding as of December 31, 2023:
Table 73: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a Share of Preferred Stock Represented by Each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly from March 10th	$1.80	None
Series R (d)	May 7, 2013	500,000	1/100th	Semi-annually beginning on December 1, 2013 until June 1, 2023 Quarterly beginning on September 1, 2023	4.85% until June 1, 2023 3 Mo. LIBOR plus 3.04% per annum beginning June 1, 2023 through September 1, 2023 and 3 Mo. CME Term SOFR plus 0.26161% beginning September 1, 2023	June 1, 2023
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually beginning on May 1, 2017 until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. CME Term SOFR plus 0.26161% beginning November 1, 2026	November 1, 2026
Series T (d)	September 13, 2021	1.5 million	1/100th	Quarterly beginning on December 15, 2021	3.40% until September 15, 2026 5 Yr. U.S. Treasury plus 2.595% per annum beginning September 15, 2026	September 15, 2026
Series U (d)	April 26, 2022	1 million	1/100th	Quarterly beginning on August 15, 2022	6.00% until May 15, 2027 5 Yr. U.S. Treasury plus 3.00% per annum beginning May 15, 2027	May 15, 2027
Series V (d)	August 19, 2022	1.25 million	1/100th	Quarterly beginning on December 15, 2022	6.20% until September 15, 2027 5 Yr. U.S. Treasury plus 3.238% per annum beginning September 15, 2027	September 15, 2027
Series W (d)	February 7, 2023	1.5 million	1/100th	Quarterly beginning on June 15, 2023	6.25% until March 15, 2030 7 Yr. U.S. Treasury plus 2.808% per annum beginning March 15, 2030	March 15, 2030
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

136    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table provides the dividends per share for PNC’s common and preferred stock:
Table 74: Dividends Per Share

December 31	2023	2022	2021
Common Stock	$6.10	$5.75	$4.80
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O	$8,848	$4,881	$7,722
Series P		$6,181	$6,125
Series R	$6,808	$4,850	$4,850
Series S	$5,000	$5,000	$5,000
Series T	$3,400	$3,400	$869
Series U	$6,000	$3,317
Series V	$6,200	$1,998
Series W	$5,347

On January 4, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share, paid on February 5, 2024.

Other Shareholders’ Equity Matters
At December 31, 2023, we had reserved approximately 77 million common shares to be issued in connection with certain stock plans.

Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the repurchase program approved on April 4, 2019 of up to 100 million common shares, of which approximately 45% were still available for repurchase at December 31, 2023. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, share repurchase activity is expected to remain modest during the first quarter of 2024. PNC continues to evaluate the potential impact of the proposed expanded risk-based capital rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  137

NOTE 12 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 75: Other Comprehensive Income (Loss)

	Year ended December 31
	2023			2022			2021
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$840	$(202)	$638	$(10,866)	$2,561	$(8,305)	$(2,445)	$576	$(1,869)
Less: Net realized gains (losses) reclassified to earnings (a)	(913)	217	(696)	(723)	171	(552)	6	(2)	4
Net change	1,753	(419)	1,334	(10,143)	2,390	(7,753)	(2,451)	578	(1,873)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(237)	65	(172)	(3,536)	833	(2,703)	(632)	149	(483)
Less: Net realized gains (losses) reclassified to earnings (a)	(1,540)	376	(1,164)	(260)	61	(199)	494	(117)	377
Net change	1,303	(311)	992	(3,276)	772	(2,504)	(1,126)	266	(860)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	166	(40)	126	(363)	85	(278)	486	(114)	372
Net change	166	(40)	126	(363)	85	(278)	486	(114)	372
Other
Net unrealized gains (losses) on other transactions	5	3	8	(5)	(41)	(46)	4	(4)
Net change	5	3	8	(5)	(41)	(46)	4	(4)
Total other comprehensive income (loss)	$3,227	$(767)	$2,460	$(13,787)	$3,206	$(10,581)	$(3,087)	$726	$(2,361)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 76: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated Other Comprehensive Income
Balance at December 31, 2020	$2,462	$659	$(345)	$(6)	$2,770
Net activity	(1,873)	(860)	372		(2,361)
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(7,753)	(2,504)	(278)	(46)	(10,581)
Balance at December 31, 2022 (a)	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	1,334	992	126	8	2,460
Balance at December 31, 2023 (a)	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
(a)AOCI included pretax losses of $293 million and $314 million from derivatives that hedged the purchase of investment securities classified as held to maturity at December 31, 2023 and December 31, 2022, respectively.

138    The PNC Financial Services Group, Inc. – 2023 Form 10-K

NOTE 13 EARNINGS PER SHARE
Table 77: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2023	2022	2021
Basic
Net income	$5,647	$6,113	$5,725
Less:
Net income attributable to noncontrolling interests	69	72	51
Preferred stock dividends	417	301	233
Preferred stock discount accretion and redemptions	8	5	5
Net income attributable to common shareholders	5,153	5,735	5,436
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	27	27	27
Net income attributable to basic common shareholders	$5,126	$5,708	$5,409
Basic weighted-average common shares outstanding	401	412	426
Basic earnings per common share (a)	$12.80	$13.86	$12.71
Diluted
Net income attributable to diluted common shareholders	$5,126	$5,708	$5,409
Basic weighted-average common shares outstanding	401	412	426
Diluted weighted-average common shares outstanding	401	412	426
Diluted earnings per common share (a)	$12.79	$13.85	$12.70
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

NOTE 14 FAIR VALUE
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  139

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
140    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
Certain infrequently traded debt securities within other debt securities available for sale and trading securities are also classified in Level 3 and are included in the Insignificant Level 3 assets, net of liabilities line item in Table 80. The significant unobservable inputs used to estimate the fair value of these securities include an estimate of expected credit losses and a discount for liquidity risk. These inputs are incorporated into the fair value measurement by either increasing the spread over the benchmark curve or by applying a credit and liquidity discount to the par value of the security. Significant increases (decreases) in credit and/or liquidity risk could have resulted in a significantly lower (higher) fair value estimate.
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
Equity Investments
Equity investments includes money market mutual funds as well as direct and indirect private equity investments. Money market mutual funds are valued based on quoted prices in active markets for identical securities and classified within Level 1 of the hierarchy. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Various valuation techniques are used for direct investments, including multiples of adjusted earnings of the entity, independent appraisals, anticipated financing and sale transactions with third parties, or the pricing used to value the entity in a recent financing transaction. A multiple of adjusted earnings calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. Significant decreases (increases) in the multiple of earnings could have resulted in a significantly lower (higher) fair value measurement. Generally, direct equity investments are classified as Level 3.
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
Residential MSRs
The fair value of residential MSRs is estimated by using a discounted cash flow model incorporating unobservable inputs for assumptions such as constant prepayment rates, spread over the benchmark curve, and other factors. Due to the nature of the unobservable valuation inputs, residential MSRs are classified as Level 3. The significant unobservable inputs used in the fair value measurement of residential MSRs are constant prepayment rates and spread over the benchmark curve. Significant increases
The PNC Financial Services Group, Inc. – 2023 Form 10-K  141

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
Financial derivatives that are priced using significant management judgment or assumptions are classified as Level 3. Unobservable inputs related to interest rate contracts include probability of funding of residential mortgage loan commitments and estimated servicing cash flows of commercial and residential mortgage loan commitments. Probability of default and loss severity are the significant unobservable inputs used in the valuation of risk participation agreements. The fair values of Level 3 assets and liabilities related to these interest rate contract financial derivatives as of December 31, 2023 and 2022 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 80 of this Note 14.
In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of those shares to retain any future risk of decreases in the conversion rate of Class B common shares to Class A common shares resulting from increases in the escrow funded by Visa to pay for the costs of resolution of the pending interchange litigation (see Note 20 Legal Proceedings). These swaps also require PNC to make periodic payments based on the market price of the Class A common shares at a fixed rate of interest (in certain cases subject to step-up provisions) until the Visa litigation is resolved. An increase in the estimated length of litigation resolution date, a decrease in the estimated conversion rate or an increase in the estimated growth rate of the Class A share price would have had a negative impact on the fair value of the swaps and vice versa.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 80 in this Note 14.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 80 in this Note 14.

142    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option:

Table 78: Fair Value Measurements – Recurring Basis Summary

	December 31, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$371	$103	$474		$411	$243	$654
Commercial mortgage loans held for sale		227	11	238		243	33	276
Securities available for sale
U.S. Treasury and government agencies	$6,292	659		6,951	$8,108	262		8,370
Residential mortgage-backed
Agency		27,880		27,880		28,823		28,823
Non-agency			696	696			819	819
Commercial mortgage-backed
Agency		1,546		1,546		1,675		1,675
Non-agency		766	103	869		1,253	3	1,256
Asset-backed		1,014	102	1,116		5	124	129
Other		2,672	55	2,727		3,032	55	3,087
Total securities available for sale	6,292	34,537	956	41,785	8,108	35,050	1,001	44,159
Loans		512	726	1,238		541	769	1,310
Equity investments (a)	574		1,952	2,717	1,173		1,778	3,147
Residential mortgage servicing rights			2,654	2,654			2,310	2,310
Commercial mortgage servicing rights			1,032	1,032			1,113	1,113
Trading securities (b)	377	2,422		2,799	798	1,168		1,966
Financial derivatives (b) (c)	29	3,394	6	3,429	16	3,747	5	3,768
Other assets	403	85	8	496	352	80		432
Total assets (d)	$7,675	$41,548	$7,448	$56,862	$10,447	$41,240	$7,252	$59,135
Liabilities
Other borrowed funds	$724	$84	$9	$817	$1,230	$232	$4	$1,466
Financial derivatives (c) (e)	11	5,736	152	5,899	4	7,491	123	7,618
Other liabilities			237	237			294	294
Total liabilities (f)	$735	$5,820	$398	$6,953	$1,234	$7,723	$421	$9,378
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2023 and 2022 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 15 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 10% and 11% at December 31, 2023 and 2022, respectively. Level 3 assets as a percentage of total assets at fair value was 13% and 12% as of December 31, 2023 and 2022, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2023 and 2022.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% and 2% at December 31, 2023 and 2022, respectively. Level 3 liabilities as a percentage of total liabilities at fair value was 6% and 4% as of December 31, 2023 and 2022, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2023 and 2022.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  143

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2023 and 2022 are as follows:

Table 79: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2023
Assets
Residential mortgage loans held for sale	$243	$1			$15	$(131)		$(10)	$7	$(22)	(d)	$103	$1
Commercial mortgage loans held for sale	33	1						(23)				11
Securities available for sale
Residential mortgage- backed non-agency	819	15		$(11)				(127)				696
Commercial mortgage- backed non-agency	3			8					92			103
Asset-backed	124	1		(1)				(22)				102
Other	55	(1)		(3)	6			(5)	3			55
Total securities available for sale	1,001	15		(7)	6			(154)	95			956
Loans	769	15			47	(2)		(98)	21	(26)	(d)	726	15
Equity investments	1,778	140			768	(600)				(134)	(e)	1,952	92
Residential mortgage servicing rights	2,310	115			444	(1)	$23	(237)				2,654	115
Commercial mortgage servicing rights	1,113	157			44		50	(332)				1,032	157
Financial derivatives	5	19			4			(22)				6	24
Other assets		1			7							8
Total assets	$7,252	$464		$(7)	$1,335	$(734)	$73	$(876)	$123	$(182)		$7,448	$404
Liabilities
Other borrowed funds	$4						$13	$(8)				$9
Financial derivatives	123	$266				$5		(242)				152	$272
Other liabilities	294	56					442	(555)				237	41
Total liabilities	$421	$322				$5	$455	$(805)				$398	$313
Net gains (losses)		$142	(f)										$91	(g)

144    The PNC Financial Services Group, Inc. – 2023 Form 10-K

(Continued from previous page)
Year Ended December 31, 2022

		Total realized / unrealized gains or losses for the period (a)												Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2022 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2021	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3		Transfers out of Level 3		Fair Value Dec. 31, 2022
Assets
Residential mortgage loans held for sale	$81	$(5)			$226	$(34)		$(13)	$29		$(41)	(d)	$243	$(5)
Commercial mortgage loans held for sale	49	(6)						(10)					33	(6)
Securities available for sale
Residential mortgage- backed non-agency	1,097	22		$(108)				(192)					819
Commercial mortgage- backed non-agency	3												3
Asset-backed	163	2		(18)				(23)					124
Other	69				6			(20)					55
Total securities available for sale	1,332	24		(126)	6			(235)					1,001
Loans	884	23			55	(10)		(164)			(19)	(d)	769	23
Equity investments	1,680	445			291	(772)			134	(h)			1,778	237
Residential mortgage servicing rights	1,078	509			897		$57	(231)					2,310	509
Commercial mortgage servicing rights	740	473			46		62	(208)					1,113	473
Financial derivatives	38	(6)			8			(35)					5	19
Total assets	$5,882	$1,457		$(126)	$1,529	$(816)	$119	$(896)	$163		$(60)		$7,252	$1,250
Liabilities
Other borrowed funds	$3						$7	$(6)					$4
Financial derivatives	285	$49				$14		(225)					123	$62
Other liabilities	175	77			$32		876	(866)					294	66
Total liabilities	$463	$126			$32	$14	$883	$(1,097)					$421	$128
Net gains (losses)		$1,331	(f)											$1,122	(g)
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
(e)Transfers out of Level 3 during the current period were due to valuation methodology changes for certain private company investments. See Note 1 Accounting Policies for more information on our accounting for private company investments.
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
(h)Transfers into Level 3 were due to certain private company investments valued using significant unobservable inputs. See Note 1 Accounting Policies for more information on our accounting for private company investments.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  145

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

Table 80: Fair Value Measurements – Recurring Quantitative Information
December 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 3,610bps (1,647bps)
Residential mortgage-backed non-agency securities	696	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (2.7%)
			Loss severity	10.0% - 69.0% (41.2%)
			Spread over the benchmark curve (b)	285bps weighted-average
Asset-backed securities	102	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (5.1%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	20.0% - 100.0% (49.5%)
			Spread over the benchmark curve (b)	248bps weighted-average
Loans - Residential real estate - Uninsured	546	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.1%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.8% weighted-average
Loans - Home equity - First-lien	18	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.9%)
			Loss severity	0.0% - 100.0% (14.4%)
			Discount rate	5.5% - 7.5% (6.2%)
Loans - Home equity	87	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (43.8%)
Equity investments	1,952	Multiple of adjusted earnings	Multiple of earnings	4.5x - 26.7x (10.1x)
Residential mortgage servicing rights	2,654	Discounted cash flow	Constant prepayment rate	0.0% - 33.6% (6.4%)
			Spread over the benchmark curve (b)	337bps - 1,668bps (765bps)
Commercial mortgage servicing rights	1,032	Discounted cash flow	Constant prepayment rate	5.3% - 9.7% (5.5%)
			Discount rate	7.6% - 10.0% (9.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(145)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	22
Total Level 3 assets, net of liabilities (e)	$7,050
146    The PNC Financial Services Group, Inc. – 2023 Form 10-K

(Continued from previous page)

December 31, 2022

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$33	Discounted cash flow	Spread over the benchmark curve (b)	585bps - 2,465bps (959bps)
Residential mortgage-backed non-agency securities	819	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (9.9%)
			Constant default rate	0.0% - 13.0% (4.0%)
			Loss severity	15.0% - 80.0% (46.1%)
			Spread over the benchmark curve (b)	289bps weighted-average
Asset-backed securities	124	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 40.0% (7.5%)
			Constant default rate	0.0% - 7.3% (2.1%)
			Loss severity	20.0% - 100.0% (49.0%)
			Spread over the benchmark curve (b)	296bps weighted-average
Loans - Residential real estate - Uninsured	570	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (66.2%)
			Loss severity	0.0% - 100.0% (6.2%)
			Discount rate	5.5% - 7.5% (5.9%)
Loans - Residential real estate	76	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.9% weighted-average
Loans - Home equity - First-lien	25	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (72.5%)
			Loss severity	0.0% - 100.0% (15.3%)
			Discount rate	5.5% - 7.5% (6.5%)
Loans - Home equity	98	Consensus pricing (c)	Credit and liquidity discount	0.4% - 100.0% (46.2%)
Equity investments	1,778	Multiple of adjusted earnings	Multiple of earnings	4.5x - 25.0x (9.1x)
Residential mortgage servicing rights	2,310	Discounted cash flow	Constant prepayment rate	0.0% - 34.5% (6.7%)
			Spread over the benchmark curve (b)	254bps - 1,653bps (766bps)
Commercial mortgage servicing rights	1,113	Discounted cash flow	Constant prepayment rate	3.9% - 9.8% (4.3%)
			Discount rate	7.8% - 10.1% (9.8%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(107)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.61 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated length of litigation resolution date	Q2 2023
Insignificant Level 3 assets, net of liabilities (d)	(8)
Total Level 3 assets, net of liabilities (e)	$6,831
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
(e)Consisted of total Level 3 assets of $7.4 billion and total Level 3 liabilities of $0.4 billion as of December 31, 2023 and $7.3 billion and $0.4 billion as of December 31, 2022, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 81.
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

Equity Investments
The majority of the amounts for equity investments represent the carrying value of LIHTC investments held for sale calculated using a discounted cash flow model. The significant unobservable input is management’s estimate of required market rate of return. The
The PNC Financial Services Group, Inc. – 2023 Form 10-K  147

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
Assets measured at fair value on a nonrecurring basis are as follows:
Table 81: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2023	2022	2023	2022	2021
Assets
Nonaccrual loans	$578	$280	$(410)	$(287)	$(4)
Equity investments	203	135		(1)
OREO and foreclosed assets	12	10	(1)
Long-lived assets	9	23	(29)	(15)	(45)
Total assets	$802	$448	$(440)	$(303)	$(49)
(a)All Level 3 for the periods presented, except for $30 million and $42 million included in Equity investments which was categorized as Level 1 as of December 31, 2023 and 2022, respectively.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option
We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, refer to the Fair Value Measurement section of this Note 14. These financial instruments are initially measured at fair value. Gains and losses from initial measurement and any changes in fair value are subsequently recognized in earnings.
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

148    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:
Table 82: Fair Value Option – Fair Value and Principal Balances

	December 31, 2023			December 31, 2022
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$432	$429	$3	$609	$633	$(24)
Accruing loans 90 days or more past due	6	6		5	5
Nonaccrual loans	36	43	(7)	40	49	(9)
Total	$474	$478	$(4)	$654	$687	$(33)
Commercial mortgage loans held for sale (a)
Accruing loans less than 90 days past due	$238	$228	$10	$261	$256	$5
Nonaccrual loans				15	44	(29)
Total	$238	$228	$10	$276	$300	$(24)
Loans
Accruing loans less than 90 days past due	$507	$520	$(13)	$509	$521	$(12)
Accruing loans 90 days or more past due	146	156	(10)	155	167	(12)
Nonaccrual loans	585	793	(208)	646	880	(234)
Total	$1,238	$1,469	$(231)	$1,310	$1,568	$(258)
Other assets	$85	$69	$16	$80	$80
Liabilities
Other borrowed funds	$39	$40	$(1)	$31	$32	$(1)
Other liabilities	$124		$124	$196		$196
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2023 or December 31, 2022.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 83: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2023	2022	2021
Assets
Residential mortgage loans held for sale	$32	$(80)	$152
Commercial mortgage loans held for sale	$53	$52	$115
Loans	$26	$42	$80
Other assets	$7	$(16)	$28
Liabilities
Other liabilities	$(41)	$(67)
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
Securities Held to Maturity
We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. Refer to the Fair Value Measurement section of this Note 14 for additional information relating to our pricing processes and procedures.
Net Loans
Fair values are estimated based on the discounted value of expected net cash flows incorporating assumptions about prepayment rates, net credit losses and servicing fees. Nonaccrual loans are valued at their estimated recovery value. The carrying value of Net loans are presented net of the ALLL.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  149

Other Assets
The carrying value of Other assets, which include accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock, approximates fair value. The aggregate carrying value of our FHLB and FRB stock was $2.7 billion and $2.5 billion at December 31, 2023 and 2022, respectively.
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
Unfunded Lending Related Commitments
The fair value of unfunded lending related commitments is determined by market participant assumptions and takes into consideration the impact of changes in interest rates and credit. We establish a liability on these facilities based on the creditworthiness of our counterparty.
Other Liabilities
Other liabilities includes interest-bearing cash collateral held related to derivatives and other accrued liabilities. Due to its short-term nature, the carrying value of Other liabilities reported on our Consolidated Balance Sheet approximates fair value.

150    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2023 and 2022 are as follows:

Table 84: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Cash and due from banks	$6,921	$6,921	$6,921
Interest-earning deposits with banks	43,804	43,804		$43,804
Securities held to maturity	90,790	86,948	30,943	55,850	$155
Net loans (excludes leases)	308,936	299,645			299,645
Other assets	5,872	5,872		5,872
Total assets	$456,323	$443,190	$37,864	$105,526	$299,800
Liabilities
Time deposits	$31,569	$31,602		$31,602
Borrowed funds	71,816	72,369		71,194	$1,175
Unfunded lending related commitments	663	663			663
Other liabilities	1,091	1,091		1,091
Total liabilities	$105,139	$105,725		$103,887	$1,838
December 31, 2022
Assets
Cash and due from banks	$7,043	$7,043	$7,043
Interest-earning deposits with banks	27,320	27,320		$27,320
Securities held to maturity	95,183	90,279	30,748	59,377	$154
Net loans (excludes leases)	313,460	310,864			310,864
Other assets	6,022	6,022		6,020	2
Total assets	$449,028	$441,528	$37,791	$92,717	$311,020
Liabilities
Time deposits	$18,470	$18,298		$18,298
Borrowed funds	57,182	57,557		55,922	$1,635
Unfunded lending related commitments	694	694			694
Other liabilities	660	660		660
Total liabilities	$77,006	$77,209		$74,880	$2,329

The aggregate fair values in Table 84 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 78),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
•lease financing,
•loan customer relationships,
•deposit customer intangibles,
•MSRs,
•retail branch networks,
•fee-based businesses, such as asset management and brokerage,
•trademarks and brand names,
•trade receivables and payables due in one year or less,
•deposit liabilities with no defined or contractual maturities under ASU 2016-01, and
•insurance contracts.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  151

NOTE 15 FINANCIAL DERIVATIVES

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

The following tables presents the notional and gross fair value amounts of all derivative assets and liabilities held by us.

Table 85: Total Gross Derivatives (a)

	December 31, 2023			December 31, 2022
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts :
Fair value hedges (d)	$32,079			$24,231
Cash flow hedges (d)	33,302			40,310		$1
Cash flow hedges - other (e)	25,000	$327	$137
Foreign exchange contracts:
Net investment hedges	1,174		2	1,120	$24
Total derivatives designated for hedging	$91,555	$327	$139	$65,661	$24	$1
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$43,450			$47,908	$7	$1
Futures (g)	10,370			5,537
Mortgage-backed commitments	3,093	$66	$67	4,516	85	89
Other	15,544	46	22	18,017	90	14
Total interest rate contracts	72,457	112	89	75,978	182	104
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	401,607	1,723	4,228	354,150	1,597	5,397
Futures (g)	73			32
Mortgage-backed commitments	2,592	9	25	2,799	10	6
Other	28,489	186	169	29,071	334	321
Total interest rate contracts	432,761	1,918	4,422	386,052	1,941	5,724
Commodity contracts:
Swaps	6,714	577	569	5,792	1,003	1,067
Other	4,797	188	188	4,488	205	202
Total commodity contracts	11,511	765	757	10,280	1,208	1,269
Foreign exchange contracts and other	32,885	295	239	30,512	366	293
Total derivatives for customer-related activities	477,157	2,978	5,418	426,844	3,515	7,286
Derivatives used for other risk management activities:
Foreign exchange contracts and other	14,882	12	253	12,785	47	227
Total derivatives not designated for hedging	$564,496	$3,102	$5,760	$515,607	$3,744	$7,617
Total gross derivatives	$656,051	$3,429	$5,899	$581,268	$3,768	$7,618
Less: Impact of legally enforceable master netting agreements		1,406	1,406		1,523	1,523
Less: Cash collateral received/paid		1,126	955		714	1,571
Total derivatives		$897	$3,538		$1,531	$4,524
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
(g)Futures contracts are settled in cash daily and result in no derivative asset or derivative liability being recognized on our Consolidated Balance Sheet.
152    The PNC Financial Services Group, Inc. – 2023 Form 10-K

All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on the Consolidated Balance Sheet on a net basis taking into consideration the effects of legally enforceable master netting agreements and, when appropriate, any related cash collateral exchanged with counterparties. Further discussion regarding the offsetting rights associated with these legally enforceable master netting agreements is included in the Offsetting and Counterparty Credit Risk section of this Note 15. Any nonperformance risk, including credit risk, is included in the determination of the estimated net fair value of the derivatives. Further discussion on how derivatives are accounted for is included in Note 1 Accounting Policies.

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

In the 12 months that follow December 31, 2023, we expect to reclassify net derivative losses of $1.1 billion pretax, or $0.9 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2023. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is eight years.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  153

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 86: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2023
Total amounts on the Consolidated Income Statement	$18,299	$3,545	$3,783	$619
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$2	$(545)
Derivatives		$2	$531
Amounts related to interest settlements on derivatives		$28	$(605)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,512)	$(28)
Other amounts related to interest settlements on derivatives	$115
Year ended December 31, 2022
Total amounts on the Consolidated Income Statement	$11,795	$2,726	$1,155	$952
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(136)	$1,945
Derivatives		$143	$(1,976)
Amounts related to interest settlements on derivatives		$(2)	$120
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(259)	$(1)
Other amounts related to interest settlements on derivatives	$41
Year ended December 31, 2021
Total amounts on the Consolidated Income Statement	$9,007	$1,834	$361	$1,199
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(5)	$937
Derivatives		$9	$(993)
Amounts related to interest settlements on derivatives		$(4)	$521
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$376	$57		$61
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 87: Hedged Items - Fair Value Hedges

	December 31, 2023		December 31, 2022
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,076	$(122)	$2,376	$(121)
Borrowed funds	$30,503	$(737)	$21,781	$(1,283)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both December 31, 2023 and 2022.
(b)Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the
154    The PNC Financial Services Group, Inc. – 2023 Form 10-K

periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(53) million and $119 million in 2023 and 2022, respectively, and insignificant in 2021.

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

Residential mortgage servicing rights are accounted for at fair value with changes in fair value influenced primarily by changes in interest rates. Derivatives used to hedge the fair value of residential mortgage servicing rights include interest rate futures, swaps, options and forward contracts to purchase mortgage-backed securities. Gains and losses on residential mortgage servicing rights and the related derivatives used for hedging are included in Residential and commercial mortgage noninterest income.

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

We offer derivatives to our customers in connection with their risk management needs. These derivatives primarily consist of interest rate swaps, interest rate caps and floors, swaptions, foreign exchange contracts and commodity swaps. We primarily manage our market risk exposure from customer transactions by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are included in Capital markets and advisory noninterest income.

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The following table presents the notional amount of risk participation agreements sold and maximum potential exposures at December 31, 2023 and 2022.
Table 88: Risk Participation Agreements

	Year ended December 31
In billions	2023	2022
Risk participation agreements:
Sold - notional amount	$8.0	$8.0
Maximum potential amount of exposure (a)	$0.2	$0.1
(a)Based on the fair value of the underlying swaps assuming all underlying third party customers referenced in the swap contracts defaulted.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  155

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 89: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2023	2022	2021
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(70)	$(671)	$(78)
Derivatives used for customer-related activities:
Interest rate contracts	(15)	220	149
Foreign exchange contracts and other	220	111	135
Gains from customer-related activities (b)	205	331	284
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(395)	255	(30)
Total gains (losses) from derivatives not designated as hedging instruments	$(260)	$(85)	$176
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk
We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. Collateral is typically exchanged daily on unsettled positions based on the net fair value of the positions with the counterparty as of the preceding day. Collateral representing initial margin, which is based on potential future exposure, may also be required to be exchanged. In certain cases, minimum thresholds must be exceeded before any collateral is exchanged. Any cash collateral exchanged with counterparties under these master netting agreements is also netted, when appropriate, against the applicable derivative fair values on the Consolidated Balance Sheet. However, the fair value of any securities held or pledged is not included in the net presentation on the Consolidated Balance Sheet. In order for derivative instruments under a master netting agreement to be eligible for closeout netting under GAAP, we must conduct sufficient legal review to conclude with a well-founded basis that the offsetting rights included in the master netting agreement would be legally enforceable upon an event of default, including upon an event of bankruptcy, insolvency, or a similar proceeding of the counterparty. Enforceability is evidenced by a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement in such circumstances.

Table 90 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at December 31, 2023 and 2022. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 90 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.
156    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Table 90: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	2,338	$976	$767	595		$61	534
Commodity contracts	765	316	283	166		5	161
Foreign exchange and other contracts	307	114	76	117			117
Total derivative assets	$3,429	$1,406	$1,126	$897	(a)	$66	$831
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$36			$36			$36
Over-the-counter	4,612	$885	$942	2,785		$58	2,727
Commodity contracts	757	332		425			425
Foreign exchange and other contracts	494	189	13	292			292
Total derivative liabilities	$5,899	$1,406	$955	$3,538	(b)	$58	$3,480
December 31, 2022
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$23			$23			$23
Over-the-counter	2,100	$974	$630	496		$34	462
Commodity contracts	1,208	335	2	871			871
Foreign exchange and other contracts	437	214	82	141			141
Total derivative assets	$3,768	$1,523	$714	$1,531	(a)	$34	$1,497
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$28			$28			$28
Over-the-counter	5,801	$625	$1,041	4,135		$78	4,057
Commodity contracts	1,269	679	520	70		4	66
Foreign exchange and other contracts	520	219	10	291			291
Total derivative liabilities	$7,618	$1,523	$1,571	$4,524	(b)	$82	$4,442
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

At December 31, 2023, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.3 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $1.9 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  157

instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2023 and 2022.
Table 91: Credit-Risk Contingent Features

	December 31
In billions	2023	2022
Net derivative liabilities with credit-risk contingent features	$4.2	$5.8
Collateral posted	1.0	1.7
Maximum additional amount of collateral exposure	$3.2	$4.1

NOTE 16 EMPLOYEE BENEFIT PLANS
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
A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans, as well as the change in plan assets for the qualified pension and postretirement benefit plans follows:
158    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Table 92: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2023	2022	2023	2022	2023	2022
Accumulated benefit obligation at December 31	$4,601	$4,517	$212	$219
Projected benefit obligation at January 1	$4,543	$5,423	$222	$280	$260	$326
Service cost	130	142	3	3	3	4
Interest cost	249	156	11	7	14	9
Amendments
Actuarial (gains)/losses and changes in assumptions (a)	45	(833)	3	(44)	7	(57)
Participant contributions					2	2
Federal Medicare subsidy on benefits paid						1
Benefits paid	(326)	(345)	(22)	(24)	(25)	(25)
Projected benefit obligation at December 31	$4,641	$4,543	$217	$222	$261	$260
Fair value of plan assets at January 1	$5,400	$6,788			$242	$263
Actual return on plan assets	541	(1,043)			16	(21)
Employer contribution			$22	$24	22	22
Participant contributions					2	2
Federal Medicare subsidy on benefits paid						1
Benefits paid	(326)	(345)	(22)	(24)	(25)	(25)
Fair value of plan assets at December 31	$5,615	$5,400			$257	$242
Funded status	$974	$857	$(217)	$(222)	$(4)	$(18)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$974	$857			$26	$10
Current liability			$(23)	$(24)	(3)	(3)
Noncurrent liability			(194)	(198)	(27)	(25)
Net amount recognized on the consolidated balance sheet	$974	$857	$(217)	$(222)	$(4)	$(18)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$11	$14			$1	$1
Net actuarial (gain)/loss	148	322	$33	$31	(31)	(32)
Amount of (gain)/loss recognized in AOCI	$159	$336	$33	$31	$(30)	$(31)
(a)The actuarial (gains)/losses and changes in assumptions in 2023 and 2022 were primarily related to a change in the discount rate used to measure the projected benefit obligation.
PNC Pension Plan Assets
The long-term investment strategy for pension plan assets in our qualified pension plan (the Plan) is to:
•Meet present and future benefit obligations to all participants and beneficiaries,
•Cover reasonable expenses incurred to provide such benefits, including expenses incurred in the administration of the Trust and the Plan,
•Provide sufficient liquidity to meet benefit and expense payment requirements on a timely basis, and
•Provide a total return that, over the long term, maximizes the ratio of trust assets to liabilities by maximizing investment return, at an appropriate level of risk.
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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  159

The asset strategy allocations for the Plan at the end of 2023 and 2022, and the target allocation range at the end of 2023, by asset category, are as follows:
Table 93: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2023	2022
Asset Category
Domestic equity	15 – 40%	22%	21%
International equity	10 – 25%	19%	17%
Private equity	0 – 15%	11%	11%
Total equity	30 – 70%	52%	49%
Domestic fixed income	10 – 40%	29%	30%
High yield fixed income	0 – 25%	9%	9%
Total fixed income	10 – 65%	38%	39%
Real estate	0 – 10%	6%	6%
Other	0 – 20%	4%	6%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2023 for equity securities, fixed income securities, real estate and all other assets are 67%, 23%, 5% and 5%, respectively.
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

160    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Fair Value Measurements
As further described in Note 14 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2023 and 2022 follows:
Table 94: Pension Plan Valuation Methodologies

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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2023 and 2022.
Table 95: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest-bearing cash	$46			$46	$51			$51
Money market funds	186			186	333			333
U.S. government and agency securities	394	$145		539	454	$136		590
Corporate debt		749	$2	751		699	$2	701
Common stock	716			716	605			605
Mutual funds		160		160		150		150
Other		32		32	1	1		2
Investments measured at NAV (a)				3,185				2,968
Total	$1,342	$1,086	$2	$5,615	$1,444	$986	$2	$5,400
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  161

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 96: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2024 employer contributions		$24	$23
Estimated future benefit payments
2024	$358	$24	$23
2025	$332	$24	$23
2026	$353	$24	$23
2027	$345	$24	$23
2028	$335	$22	$22
2029-2033	$1,636	$93	$104

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2024 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

Table 97: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net periodic cost consists of:
Service cost	$130	$142	$133	$3	$3	$4	$3	$4	$4
Interest cost	249	156	139	11	7	6	14	9	8
Expected return on plan assets	(324)	(298)	(273)				(10)	(6)	(6)
Amortization of prior service cost	4	3	4
Amortization of actuarial loss				1	5	6
Net periodic cost	$59	$3	$3	$15	$15	$16	$7	$7	$6
Other changes in plan assets and benefit obligations recognized in OCI:
Current year prior service (credit)			(4)
Amortization of prior service (cost)	(4)	(3)	(4)
Current year actuarial loss/(gain)	(173)	508	(485)	3	(44)	(4)	1	(30)	(7)
Amortization of actuarial (loss)				(1)	(5)	(6)
Total recognized in OCI	$(177)	$505	$(493)	$2	$(49)	$(10)	$1	$(30)	$(7)
Total amounts recognized in net periodic cost and OCI	$(118)	$508	$(490)	$17	$(34)	$6	$8	$(23)	$(1)
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

162    The PNC Financial Services Group, Inc. – 2023 Form 10-K

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 97 were as follows:
Table 98: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2023	2022	2021
Discount rate (a)
Qualified pension	5.55%	2.90%	2.60%
Nonqualified pension	5.45%	2.65%	2.15%
Postretirement benefits	5.50%	2.80%	2.40%
Rate of compensation increase (average) (b)	4.25%	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.65%	3.70%	3.70%
Nonqualified pension	4.80%	4.00%	4.00%
Postretirement benefits	4.30%	1.65%	1.30%
Assumed health care cost trend rate (c)
Initial trend	6.00%	6.00%	6.00%
Ultimate trend	4.50%	4.50%	5.00%
Year ultimate trend reached	2029	2028	2025
Expected long-term return on plan assets (b) (d)	6.20%	4.50%	4.40%
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

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 99: Other Pension Assumptions

Year ended December 31	2023	2022
Discount rate
Qualified pension	5.25%	5.55%
Nonqualified pension	5.10%	5.45%
Postretirement benefits	5.15%	5.50%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.35%	4.65%
Nonqualified pension	4.45%	4.80%
Postretirement benefits	4.00%	4.30%
Assumed health care cost trend rate (b)
Initial trend	6.00%	6.00%
Ultimate trend	4.50%	4.50%
Year ultimate trend reached	2030	2029

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

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2023 and to be recognized in 2024 for each of the qualified pension, nonqualified pension and postretirement benefit plans.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  163

long-term return on plan assets for determining net periodic pension cost for 2023 was 6.20%. We are increasing our expected long-term return on assets to 6.60% for determining pension cost for 2024. This decision was made after considering the views of both internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $188 million in 2023, $175 million in 2022 and $168 million in 2021, representing cash contributed to the ISP by PNC.
The ISP is a 401(k) Plan and includes a frozen employee stock ownership feature. Employee contributions are invested in a number of investment options, including pre-mixed portfolios and individual core funds, available under the ISP at the direction of the employee.
NOTE 17 STOCK BASED COMPENSATION PLANS
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

Performance Share Unit Awards and Restricted Share Unit Awards
PNC grants share unit awards that are based on performance, service and certain metrics tied to market conditions. The fair value of nonvested performance share unit awards and restricted share unit awards is initially determined based on prices not less than the market value of our common stock on the date of grant with a reduction for estimated forfeitures. Fair value of some performance awards are based on a Monte Carlo model, with subsequent remeasurement based on the achievement of one or more performance goals. Additionally, certain performance share unit awards could require subsequent adjustment due to certain discretionary risk review triggers.

The weighted-average grant date fair value of performance share unit awards and restricted share unit awards granted in 2023, 2022 and 2021 was $154.91, $198.28 and $161.04 per share, respectively. The total intrinsic value of performance share unit awards and restricted share unit awards vested during 2023, 2022 and 2021 was approximately $219 million, $322 million and $207 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested performance share unit and restricted share unit awards follows:
Table 100: Nonvested Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Performance Share Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2022 (a)	685	$161.20	3,348	$172.40
Granted (b)	182	$147.85	1,683	$155.67
Vested/Released (b)	(221)	$137.67	(1,170)	$156.89
Forfeitures			(99)	$171.03
December 31, 2023	646	$165.48	3,762	$169.79
(a)Includes 170 performance share units with market conditions.
(b)Includes adjustments for achieving specific performance goals for performance share unit awards granted in prior periods.
In Table 100, the units and related weighted-average grant date fair value of the performance unit share awards exclude the effect of dividends on the underlying shares, as those dividends will be paid in cash if and when the underlying shares are issued to the participants.

164    The PNC Financial Services Group, Inc. – 2023 Form 10-K

NOTE 18 INCOME TAXES
The components of income tax expense are as follows:

Table 101: Components of Income Tax Expense

Year ended December 31 In millions	2023	2022	2021
Current
Federal	$1,021	$782	$894
State	320	227	191
Total current	1,341	1,009	1,085
Deferred
Federal	(149)	307	123
State	(103)	44	55
Total deferred	(252)	351	178
Total	$1,089	$1,360	$1,263

Significant components of deferred tax assets and liabilities are as follows:

Table 102: Deferred Tax Assets and Liabilities

December 31 – in millions	2023	2022
Deferred tax assets
Net unrealized losses on securities and financial instruments	$2,417	$3,107
Allowance for loan and lease losses	1,147	1,152
Lease obligations	508	548
Compensation and benefits	261	369
Allowance for unfunded lending related commitments	161	170
Accrued expenses	209	78
Other	384	350
Total gross deferred tax assets	5,087	5,774
Valuation allowance	(26)	(27)
Total deferred tax assets	5,061	5,747
Deferred tax liabilities
Leasing	938	1,034
Fixed assets	477	589
Right of Use Assets	445	472
Mortgage servicing rights	359	325
Goodwill and intangibles	252	270
Other	461	405
Total deferred tax liabilities	2,932	3,095
Net deferred tax asset	$2,129	$2,652
A reconciliation between the statutory and effective tax rates follows:
Table 103: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	2.9	2.7	2.6
Tax-exempt interest	(1.7)	(1.2)	(0.9)
Life insurance	(0.9)	(0.8)	(0.8)
Tax credits	(5.2)	(3.2)	(4.4)
Other	0.1	(0.3)	0.6
Effective tax rate	16.2%	18.2%	18.1%

The PNC Financial Services Group, Inc. – 2023 Form 10-K  165

The net operating loss carryforwards at December 31, 2023 and 2022 follow:
Table 104: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2023	December 31, 2022	Expiration
Net Operating Loss Carryforwards:
Federal		$45	N/A
State	$624	$698	2024-2042

The majority of the tax credit carryforwards expire in 2027-2043 and were insignificant at both December 31, 2023 and 2022. Some federal and state net operating loss and credit carryforwards are from acquired entities and utilization is subject to various statutory limitations. We anticipate that we will be able to fully utilize our carryforwards for federal tax purposes. However, we have recorded an insignificant valuation allowance against our carryforwards for state tax purposes as of December 31, 2023.

Retained earnings included $0.1 billion at both December 31, 2023 and 2022 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 105: Change in Unrecognized Tax Benefits

In millions	2023	2022	2021
Balance of gross unrecognized tax benefits at January 1	$318	$275	$265
Increases:
Positions taken during a current period	20
Acquired unrecognized tax benefits			8
Positions taken during a prior period	35	46	7
Decreases:
Positions taken during a prior period			(2)
Settlements with taxing authorities	(4)	(3)	(3)
Reductions resulting from lapse of statute of limitations	(1)
Balance of gross unrecognized tax benefits at December 31	$368	$318	$275
Favorable impact if recognized	$306	$258	$217

We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 106 summarizes the status of significant IRS examinations.

Table 106: IRS Tax Examination Status

	Year(s)		Status at December 31, 2023
	PNC Financial Services Group, Inc.	BBVA USA Bancshares, Inc.
Federal	2020-2021	2018	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2015. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2023.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2023 and 2022, the amount of gross interest and penalties was insignificant. At December 31, 2023 and 2022, the related amounts of accrued interest and penalties were also insignificant.

166    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
At December 31, 2023 and 2022, PNC and PNC Bank were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Basel III regulatory capital ratios at December 31, 2023 and 2022, for PNC and PNC Bank:
Table 107: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2023	2022	2023	2022	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$41,974	$39,685	9.9%	9.1%	N/A
PNC Bank	$47,273	$43,658	11.3%	10.2%	6.5%
Tier 1
PNC	$48,215	$45,431	11.4%	10.4%	6.0%
PNC Bank	$47,273	$43,658	11.3%	10.2%	8.0%
Total
PNC	$55,932	$53,440	13.2%	12.3%	10.0%
PNC Bank	$54,140	$50,666	12.9%	11.8%	10.0%
Leverage
PNC	$48,215	$45,431	8.7%	8.2%	N/A
PNC Bank	$47,273	$43,658	8.6%	8.0%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2023 and 2022.
The principal source of parent company cash flow is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $6.3 billion at December 31, 2023.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  167

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

The Federal Reserve is authorized to establish reserve requirements for certain types of deposits and other liabilities of depository institutions. Effective March 26, 2020, the reserve requirement ratios were reduced to zero. At December 31, 2023, the balance outstanding at the Federal Reserve Bank was $43.3 billion. This amount is included in Interest-earning deposits with banks on our Consolidated Balance Sheet.

FDIC Special Assessment
In November 2023, the FDIC finalized a rule to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Under the rule, the FDIC will collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of approximately 13.4 basis points of an institution’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5 billion), over eight quarterly assessment periods, beginning after the first quarter of 2024. Because the losses to the Deposit Insurance Fund from the systemic risk exception are estimated, the FDIC will periodically adjust the estimate, which could result in extending the special assessment for additional quarters, imposing a final special assessment on a one-time basis if actual losses exceed the amounts collected, or cease collection early if the FDIC has collected enough to recover actual losses. Based on the rule, PNC incurred expense of $515 million pre-tax, or $407 million after-tax, during the fourth quarter of 2023, representing the total estimated cost of the assessment.

NOTE 20 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 20). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2023, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
168    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

In September 2017, the magistrate judge at the district court granted in part and denied in part the plaintiffs’ motions to file their proposed amended complaints. The dispute over amendment arose in part from the decision in United States v. American Express, Co., 838 F.3d 179 (2d Cir. 2016), in which the court held that the relevant market in a similar complaint against American Express is “two-sided,” i.e., requires consideration of effects on consumers as well as merchants. In June 2018, the U.S. Supreme Court affirmed (under the caption Ohio v. American Express Co.) the court of appeal’s decision. Previously, the plaintiffs in this litigation had alleged a one-sided market, and, as a result of the court’s decision in American Express, they sought leave to add claims based on a two-sided market. The order allowed the complaint to be amended to include allegations pertaining to a two-sided market only to the extent those claims are not time-barred, but held that the two-sided market allegations do not relate back to the time of the original complaint and are not subject to tolling. In October 2017, the plaintiffs appealed this order to the presiding district court judge. In August 2018, the judge overruled this decision, finding that the two-sided market allegations do relate back.

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

The district court granted final approval of the settlement in December 2019. Several objectors appealed the district court’s order granting final approval to the U.S. Court of Appeals for the Second Circuit. In March 2023, the court of appeals affirmed the district court’s approval in all material respects. Later in March, certain objectors petitioned for rehearing in the court of appeals by either the panel that decided the appeal or the court en banc. Some merchants that opted out from the settlement have brought lawsuits against Visa and Mastercard and one or more of the issuing banks. Resolution by Visa of claims by merchants that opted out of the settlement, including those that file lawsuits, have been or will be paid from the Visa litigation escrow account.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  169

described above, into shares of Class A Visa common stock, with the conversion rate adjusted to reflect amounts paid or escrowed to resolve the specified litigation, and also remained responsible for indemnifying Visa against the specified litigation. Our Class B Visa common stock is all subject to this conversion adjustment provision, and we are now responsible for the indemnification obligations of our predecessors as well as ourselves. In January 2024, Visa’s stockholders approved amendments to its Certificate of Incorporation to institute a conversion and exchange offer program that will result in the conversion of Visa’s Class B common stock to Class B-1 common stock and permit Visa to release transfer restrictions on a portion of the redenominated Class B common stock. In the initial potential exchange offer, a holder of Class B-1 common stock will have the ability to exchange some or all of its Class B-1 common stock for one-half of newly issued shares of Class B-2 common stock and one-half of newly issued shares of Class C common stock. Subject to certain restrictions, the Class C shares could then be sold on the open market, at which point they would be automatically converted into Visa's Class A common stock at the then-applicable conversion rate. Additional such exchanges taking place no less than one year apart may occur that permit a holder of Visa’s redenominated Class B common stock to exchange up to half of its then held redenominated Class B common stock into Visa’s Class C common stock. The exchanges are subject to the applicable stockholder agreeing to make-whole agreements that subject them to the same indemnity obligations to Visa as are currently present.

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

USAA Patent Infringement Litigation
In September 2020, USAA filed a lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:20-cv-319)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “first Texas case”). USAA amended its complaint in December 2020. As amended, the complaint alleges that PNC’s mobile remote deposit capture systems infringe four patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. PNC, in its answer, alleged that USAA infringed four of PNC’s patents and that PNC seeks, among other things, a judgment that USAA is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In March 2022, the court severed PNC’s infringement allegations from the first Texas case and in June 2022 opened a new case (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:22-cv-193) (the “fourth Texas case”)).

In December 2020, we filed a lawsuit (PNC Bank, NA v. United Services Automobile Association (Case No. 2:20-cv-1886) in the United States District Court for the Western District of Pennsylvania against USAA seeking declaratory judgment of non-infringement as to two of the patents at issue in the first Texas case and awarding PNC its fees and costs. In June 2021, the court stayed and administratively closed this case pending the court in the first Texas case ruling that the case should be transferred to the Western District of Pennsylvania. In September 2021, the court in the first Texas case denied PNC’s motion to transfer the case to the Western District of Pennsylvania.

In March 2021, USAA filed a second lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “second Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems infringe an additional two patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. The first Texas case and the second Texas case were consolidated (together, the “first consolidated cases”). At trial, in May 2022, only four of the original six USAA patents raised in its complaints were asserted against PNC, including U.S. Patent No. 8,977,571 (‘571). Following the jury trial in the first consolidated cases, the jury found against PNC for willful infringement of at least one of USAA’s asserted patent claims and awarded approximately $218 million. Subsequently, PNC filed post-trial motions for judgment as a matter of law and for a new trial, all of which the court denied. In April 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1778)) regarding the final judgment entered against PNC. Briefing for Case No. 23-1778 is now complete, and the parties are waiting for the appeal to be calendared.

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “third Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three additional patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In June 2022, the court consolidated the fourth Texas case into the third Texas case (together, “the second consolidated cases”). At trial in September 2022, only two of the original three USAA patents were asserted against PNC, including U.S. Patent No. 10,769,598 (‘598), and only two of the original four PNC patents were asserted against USAA. Following
170    The PNC Financial Services Group, Inc. – 2023 Form 10-K

the jury trial in the second consolidated cases, the jury found against PNC for infringement of at least one of the two asserted patents and awarded $4.3 million, and determined that PNC did not willfully infringe the patents. The jury further found that USAA did not infringe any of PNC’s asserted patents. Subsequently, USAA filed a motion for a new trial on damages, and, in April 2023, the court denied USAA’s motion. In March 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment entered against PNC and in April 2023, USAA noticed a cross-appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment. These appeals were consolidated as United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1639). Briefing for Case No. 23-1639 is now complete and the parties are waiting on the appeal to be calendared.

In August 2021, USAA filed a lawsuit (United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311)) in the United States District Court for the Eastern District of Texas against BBVA USA for patent infringement (the “BBVA USA Texas case”). The complaint alleges that BBVA USA’s remote deposit capture systems infringe the same six USAA patents at issue in the first consolidated cases. USAA seeks, among other things, a judgment that BBVA USA is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In October 2021, BBVA USA was merged into PNC Bank. In June 2022, the court entered a stipulation proposed by the parties, stayed all deadlines, and administratively closed the matter.

In January 2022, the Patent Trial and Appeal Board granted institution of inter partes review (“IPR”) with respect to petitions filed by PNC for three of the six patents then at issue in the first consolidated cases and in the BBVA USA Texas case. Because of USAA’s case narrowing in the first consolidated cases, only one of these three patents being reviewed (U.S. Patent No. ‘571) was presented to the jury in the first consolidated cases. In January 2023, with respect to the three patents in which an IPR was instituted, the Patent Trial and Appeal Board entered its Final Written Decisions and found all of the challenged claims were unpatentable. With respect to U.S. Patent No. ‘571, in June 2023, USAA noticed an appeal to the U.S. Court of Appeals for the Federal Circuit challenging the Patent Trial and Appeal Board’s Final Written Decision, which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2125). USAA, in May and June 2023, also appealed the Final Written Decisions invalidating the claims of the patents not presented to the jury which became United Services Automobile Association v. PNC Bank N.A. (Case No. 2023-2124) and United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1920). Two of these appeals (Case Nos. 23-2124 and 23-2125) were consolidated. Briefing for Case No. 23-1920 is now complete and the parties are waiting on the appeal to be calendared.

In May and June 2022, the Patent Trial and Appeal Board granted institution of IPR with respect to petitions filed by PNC for two of the three patents then at issue in the third Texas case. Because of USAA’s case narrowing in the third Texas case, only one of these two patents being reviewed (U.S. Patent No. ‘598) was presented to the jury in the third Texas case. With respect to U.S. Patent No. ‘598, in May 2023, the Patent Trial and Appeal Board entered its Final Written Decision holding most of the claims of this patent unpatentable and other claims were patentable. Both parties, in July 2023, appealed the Final Written Decision, with USAA appealing first (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2171) and PNC being the cross-appellant (PNC Bank N.A. v. United Services Automobile Association (Case No. 23-2172)). These appeals were consolidated. With respect to the other patent (which was not presented to the jury), the Patent Trial and Appeal Board entered its Final Written Decision in June 2023 and held all of the claims unpatentable. USAA, in August 2023, appealed from this decision which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2244).

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  171

NOTE 21 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 108: Parent Company - Income Statement

Year ended December 31 In millions	2023	2022	2021
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$2,500	$3,925	$3,980
Non-bank subsidiaries	565	280	424
Interest income	638	104	15
Noninterest income (loss)	41	(37)	41
Total operating revenue	3,744	4,272	4,460
Operating Expense
Interest expense	1,269	326	129
Other expense	185	136	245
Total operating expense	1,454	462	374
Income before income taxes and equity in undistributed net income of subsidiaries	2,290	3,810	4,086
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	3,337	1,848	1,085
Non-bank subsidiaries	(161)	455	543
Income before taxes	5,466	6,113	5,714
Income tax expense (benefit)	(112)	72	41
Net income	5,578	6,041	5,673
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	2	1	11
Other comprehensive income	2	1	11
Comprehensive income	$5,580	$6,042	$5,684

Table 109: Parent Company - Balance Sheet

December 31 – in millions	2023	2022
Assets
Cash held at banking subsidiary	$6,599	$4,654
Restricted deposits with banking subsidiary	175	175
Investments in:
Bank subsidiaries and bank holding company	64,104	48,867
Non-bank subsidiaries	3,020	3,170
Loans with affiliates	1,687	1,484
Other assets	1,297	2,057
Total assets	$76,882	$60,407
Liabilities
Subordinated debt (a)	$1,749	$1,728
Senior debt (a)	22,213	11,379
Accrued expenses and other liabilities	1,815	1,526
Total liabilities	25,777	14,633
Equity
Shareholders’ equity	51,105	45,774
Total liabilities and equity	$76,882	$60,407
(a)See Note 9 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for parent company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
172    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Table 110: Parent Company - Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds/ (Payments)
2023	$683	$1,080
2022	$314	$(255)
2021	$307	$386

Table 111: Parent Company - Statement of Cash Flows

Year ended December 31 – in millions	2023	2022	2021
Operating Activities
Net income	$5,578	$6,041	$5,673
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(3,176)	(2,303)	(1,628)
Other	1,276	95	(248)
Net cash provided (used) by operating activities	$3,678	$3,833	$3,797
Investing Activities
Proceeds from available for sale securities			300
Net change in loans and securities from affiliates	$(9,475)	(531)	$(1,188)
Net cash paid for acquisition			(11,358)
Other	(5)	(84)	(5)
Net cash provided (used) by investing activities	$(9,480)	$(615)	$(12,251)
Financing Activities
Net change in other borrowed funds from affiliates	$255	$(1,138)	$(435)
Proceeds from long-term borrowings	10,463	4,335	1,692
Repayments of long-term borrowings		(1,500)	(500)
Preferred stock issuances	1,484	2,225	1,484
Preferred stock redemptions	(1,000)	(1,500)
Common and treasury stock issuances	72	68	66
Acquisition of treasury stock	(651)	(3,731)	(1,079)
Preferred stock cash dividends paid	(417)	(301)	(233)
Common stock cash dividends paid	(2,459)	(2,389)	(2,056)
Net cash provided (used) by financing activities	$7,747	$(3,931)	$(1,061)
Net Increase (Decrease) In Cash And Due From Banks	$1,945	$(713)	$(9,515)
Cash and restricted deposits held at banking subsidiary at beginning of year	4,829	5,542	15,057
Cash and restricted deposits held at banking subsidiary at end of year	$6,774	$4,829	$5,542

NOTE 22 SEGMENT REPORTING
We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and Asset Management Group:

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  173

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
•Institutional Asset Management provides outsourced chief investment officer, custody, private real estate, cash and fixed income client solutions and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

The remaining corporate operations are reflected in Other:

Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from funds transfer pricing operations. The decline in Other earnings for 2023 compared to prior years was driven by the residual impacts from fund transfer pricing due to the rising interest rate environment, along with the costs for the FDIC special assessment and the workforce reduction.

Basis of Presentation

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

Fund Transfer Pricing
Net interest income in business segment results reflects our internal funds transfer pricing methodology which is designed to consider interest rate and liquidity risks. Under our methodology, assets receive a funding charge while liabilities and capital receive a funding credit based on market interest rates, product characteristics, and other factors.

Our transfer pricing framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from funds transfer pricing operations is retained within Other. This residual gain or loss is reviewed by management quarterly, in accordance with interagency guidance.

Segment Allocations
Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments.

Certain costs are retained within Other. These costs are not allocated to our business segments because they (i) are transitory or highly irregular in nature, (ii) exist solely to support corporate activities unrelated to business segment operations, or (iii) reflect residual costs for an exited business. During 2023, Noninterest expense for the Other category included both the FDIC special assessment and workforce reduction charges. These amounts were not allocated to our business segments due to their irregular nature.

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio.

174    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Table 112: Results of Businesses

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2023
Income Statement
Net interest income	$9,974	$5,732	$547	$(2,337)	$13,916
Noninterest income	2,951	3,537	905	181	7,574
Total revenue	12,925	9,269	1,452	(2,156)	21,490
Provision for (recapture of) credit losses	396	398	(3)	(49)	742
Depreciation and amortization	330	211	30	578	1,149
Other noninterest expense	7,225	3,519	1,085	1,034	12,863
Income (loss) before income taxes (benefit) and noncontrolling interests	4,974	5,141	340	(3,719)	6,736
Income taxes (benefit)	1,163	1,073	80	(1,227)	1,089
Net income (loss)	3,811	4,068	260	(2,492)	5,647
Less: Net income attributable to noncontrolling interests	43	19		7	69
Net income (loss) excluding noncontrolling interests	$3,768	$4,049	$260	$(2,499)	$5,578
Average Assets	$114,914	$233,337	$15,812	$194,707	$558,770
2022
Income Statement
Net interest income	$7,540	$5,179	$608	$(313)	$13,014
Noninterest income	2,967	3,621	936	582	8,106
Total revenue	10,507	8,800	1,544	269	21,120
Provision for (recapture of) credit losses	259	198	28	(8)	477
Depreciation and amortization	310	213	29	587	1,139
Other noninterest expense	7,288	3,438	1,057	248	12,031
Income (loss) before income taxes (benefit) and noncontrolling interests	2,650	4,951	430	(558)	7,473
Income taxes (benefit) operations	621	1,064	100	(425)	1,360
Net income (loss)	2,029	3,887	330	(133)	6,113
Less: Net income attributable to noncontrolling interests	55	17			72
Net income (loss) excluding noncontrolling interests	$1,974	$3,870	$330	$(133)	$6,041
Average Assets	$113,829	$219,941	$14,505	$202,377	$550,652
2021
Income Statement
Net interest income	$6,206	$4,526	$476	$(561)	$10,647
Noninterest income	2,796	3,783	987	998	8,564
Total revenue	9,002	8,309	1,463	437	19,211
Provision for (recapture of) credit losses	(101)	(646)	(7)	(25)	(779)
Depreciation and amortization	293	208	23	542	1,066
Other noninterest expense	6,623	3,271	918	1,124	11,936
Income (loss) before income taxes (benefit) and noncontrolling interests	2,187	5,476	529	(1,204)	6,988
Income taxes (benefit)	508	1,138	123	(506)	1,263
Net income (loss)	1,679	4,338	406	(698)	5,725
Less: Net income attributable to noncontrolling interests	31	14		6	51
Net income (loss) excluding noncontrolling interests	$1,648	$4,324	$406	$(704)	$5,674
Average Assets	$106,331	$188,470	$11,677	$216,688	$523,166
(a)    There were no material intersegment revenues for 2023, 2022 and 2021.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  175

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
Table 113 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. A description of the fee-based revenue and how it is recognized for each segment’s principal products and services follows this Table 113.

Table 113: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2023
Asset management and brokerage
Asset management fees			$882
Brokerage fees	$523		7
Total asset management and brokerage	523		889
Card and cash management
Treasury management fees	41	$1,377
Debit card fees	691
Net credit card fees (a)	228
Merchant services	168	77
Other	96
Total card and cash management	1,224	1,454
Lending and deposit services
Deposit account fees	637
Other	73	34
Total lending and deposit services	710	34
Residential and commercial mortgage (b)		140
Capital markets and advisory		653
Other		68
Total in-scope noninterest income	2,457	2,349	889
Out-of-scope noninterest income (c)	494	1,188	16
Noninterest income by business segment	$2,951	$3,537	$905
Reconciliation to consolidated noninterest income	For the year ended December 31, 2023
Total in-scope business segment noninterest income			$5,695
Out-of-scope business segment noninterest income (c)			1,698
Noninterest income from other segments			181
Noninterest income as shown on the Consolidated Income Statement			$7,574

176    The PNC Financial Services Group, Inc. – 2023 Form 10-K

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2022
Asset management and brokerage
Asset management fees			$908
Brokerage fees	$528		8
Total asset management and brokerage	528		916
Card and cash management
Treasury management fees	40	$1,284
Debit card fees	684
Net credit card fees (a)	237
Merchant services	186	66
Other	97
Total card and cash management	1,244	1,350
Lending and deposit services
Deposit account fees	583
Other	67	33
Total lending and deposit services	650	33
Residential and commercial mortgage (b)		140
Capital markets and advisory		790
Other		59
Total in-scope noninterest income	2,422	2,372	916
Out-of-scope noninterest income (c)	545	1,249	20
Noninterest income by business segment	$2,967	$3,621	$936
Reconciliation to consolidated noninterest income	For the year ended December 31, 2022
Total in-scope business segment noninterest income			$5,710
Out-of-scope business segment noninterest income (c)			1,814
Noninterest income from other segments			582
Noninterest income as shown on the Consolidated Income Statement			$8,106

The PNC Financial Services Group, Inc. – 2023 Form 10-K  177

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2021
Asset management and brokerage
Asset management fees			$964
Brokerage fees	$464		9
Total asset management and brokerage	464		973
Card and cash management
Treasury management fees	46	$1,097
Debit card fees	665
Net credit card fees (a)	221
Merchant services	174	62
Other	115
Total card and cash management	1,221	1,159
Lending and deposit services
Deposit account fees	542
Other	58	40
Total lending and deposit services	600	40
Residential and commercial mortgage (b)		141
Capital markets and advisory		1,110
Other		50
Total in-scope noninterest income	2,285	2,500	973
Out-of-scope noninterest income (c)	511	1,283	14
Noninterest income by business segment	$2,796	$3,783	$987
Reconciliation to consolidated noninterest income	For the year ended December 31, 2021
Total in-scope business segment noninterest income			$5,758
Out-of-scope business segment noninterest income (c)			1,808
Noninterest income from other segments			998
Noninterest income as shown on the Consolidated Income Statement			$8,564
(a)Net credit card fees consists of interchange fees of $673 million, $662 million, and $582 million and credit card reward costs of $445 million, $425 million and $361 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented in Table 113 net of credit card reward costs, which are earned by customers when they make purchases.

Merchant Services
Retail Banking earns fee revenue for debit and credit card processing services and products. We provide these services to merchant businesses including point-of-sale payment acceptance capabilities and customized payment processing built around the merchant’s specific requirements. We earn fee revenue as the merchant’s customers make purchases.
178    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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
Capital Markets and Advisory
Capital markets and advisory fees include securities underwriting fees, merger and acquisition advisory fees and other advisory-related fees. We generally recognize these fees when the Company’s performance obligation related to the underlying transaction is met.
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
NOTE 24 SUBSEQUENT EVENTS
On January 22, 2024, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of January 21,
2028 (the “2028 Senior Notes”) and $1.50 billion of senior fixed-to-floating rate notes with a maturity date of January 22, 2035 (the
“2035 Senior Notes”). Interest is payable on the 2028 Senior Notes semi-annually at a fixed rate of 5.300% per annum, on January 21 and July 21 of each year, beginning on July 21, 2024. Beginning on January 21, 2027, interest is payable on the 2028 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.342%, on April 21, 2027, July 21, 2027, October 21, 2027 and at the maturity date. Interest is payable on the 2035 Senior Notes semi-annually in arrears at a fixed rate of 5.676% per annum, on January 22 and July 22 of each year, beginning on July 22, 2024. Beginning on January 22, 2034, interest is payable on the 2034 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.902%, on April 22, 2034, July 22, 2034, October 22, 2034 and at the maturity date.
The PNC Financial Services Group, Inc. – 2023 Form 10-K  179

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS (a) (b) (c) (d)

	2023			2022			2021
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$31,255	$852	2.73%	$42,151	$889	2.11%	$57,325	$881	1.54%
Non-agency	644	60	9.32%	842	64	7.60%	1,100	84	7.64%
Commercial mortgage-backed	2,913	86	2.95%	4,107	104	2.53%	6,093	149	2.45%
Asset-backed	719	46	6.40%	2,184	37	1.69%	5,745	99	1.72%
U.S. Treasury and government agencies	8,271	183	2.21%	21,642	314	1.45%	34,394	448	1.30%
Other	3,021	77	2.55%	3,982	102	2.56%	4,852	144	2.97%
Total securities available for sale	46,823	1,304	2.78%	74,908	1,510	2.02%	109,509	1,805	1.65%
Securities held to maturity
Residential mortgage-backed	44,517	1,217	2.73%	29,325	677	2.31%
Commercial mortgage-backed	2,378	127	5.34%	1,400	51	3.64%
Asset-backed	6,557	278	4.24%	4,446	122	2.74%
U.S. Treasury and government agencies	36,790	490	1.33%	25,074	300	1.20%	805	23	2.86%
Other	3,286	152	4.63%	1,996	87	4.31%	660	27	4.09%
Total securities held to maturity	93,528	2,264	2.42%	62,241	1,237	1.99%	1,465	50	3.41%
Total investment securities	140,351	3,568	2.54%	137,149	2,747	2.00%	110,974	1,855	1.67%
Loans
Commercial and industrial	179,650	10,494	5.84%	168,663	6,079	3.60%	143,389	4,180	2.92%
Commercial real estate	35,923	2,336	6.50%	34,954	1,389	3.97%	33,159	991	2.99%
Equipment lease financing	6,423	297	4.62%	6,196	238	3.84%	6,286	240	3.82%
Consumer	54,835	3,675	6.70%	54,721	2,814	5.14%	54,338	2,602	4.79%
Residential real estate	46,689	1,621	3.47%	43,165	1,366	3.16%	31,524	1,047	3.32%
Total loans	323,520	18,423	5.69%	307,699	11,886	3.86%	268,696	9,060	3.37%
Interest-earning deposits with banks	36,645	1,902	5.19%	41,050	578	1.41%	79,869	103	0.13%
Other interest-earning assets	8,884	562	6.33%	9,651	337	3.50%	8,539	190	2.23%
Total interest-earning assets/interest income	509,400	24,455	4.80%	495,549	15,548	3.14%	468,078	11,208	2.39%
Noninterest-earning assets	49,370			55,103			55,088
Total assets	$558,770			$550,652			$523,166
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$65,037	1,890	2.91%	$61,376	444	0.72%	$68,124	19	0.03%
Demand	124,084	2,444	1.97%	118,749	583	0.49%	101,471	30	0.03%
Savings	101,470	1,381	1.36%	106,577	176	0.17%	91,194	44	0.05%
Time deposits	24,802	894	3.60%	12,340	64	0.52%	18,439	33	0.18%
Total interest-bearing deposits	315,393	6,609	2.10%	299,042	1,267	0.42%	279,228	126	0.05%
Borrowed funds
Federal Home Loan Bank borrowings	34,440	1,864	5.41%	13,674	440	3.22%	661	3	0.45%
Senior debt	22,696	1,373	6.05%	16,265	401	2.47%	22,390	224	1.00%
Subordinated debt	5,580	348	6.24%	7,081	206	2.91%	6,432	86	1.34%
Other	4,566	198	4.34%	5,430	108	1.99%	5,025	48	0.96%
Total borrowed funds	67,282	3,783	5.62%	42,450	1,155	2.72%	34,508	361	1.05%
Total interest-bearing liabilities/interest expense	382,675	10,392	2.72%	341,492	2,422	0.71%	313,736	487	0.16%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	111,670			144,382			139,683
Accrued expenses and other liabilities	15,759			16,414			15,299
Equity	48,666			48,364			54,448
Total liabilities and equity	$558,770			$550,652			$523,166
Interest rate spread			2.08%			2.43%			2.23%
Benefit from use of noninterest bearing sources			0.68			0.22			0.06
Net interest income/margin		$14,063	2.76%		$13,126	2.65%		$10,721	2.29%
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
(b)Loan fees for the years ended December 31, 2023, 2022 and 2021 were $183 million, $188 million and $208 million, respectively.
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
180    The PNC Financial Services Group, Inc. – 2023 Form 10-K

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME (a) (b)

	2023/2022			2022/2021
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate		Total
Interest-Earning Assets
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$(261)	$224	$(37)	$(269)		$277	$8
Non-agency	$(17)	13	(4)	$(20)	$		(20)
Commercial mortgage-backed	$(33)	$15	(18)	$(50)		$5	(45)
Asset-backed	$(38)	$47	9	$(60)		$(2)	(62)
U.S. Treasury and government agencies	$(249)	$118	(131)	$(181)		$47	(134)
Other	$(24)	$(1)	(25)	$(24)		$(18)	(42)
Total securities available for sale	$(673)	$467	(206)	$(644)		$349	(295)
Securities held to maturity
Residential mortgage-backed	$398	$142	540			$677	677
Commercial mortgage-backed	$46	$30	76			$51	51
Asset-backed	$73	$83	156			$122	122
U.S. Treasury and government agencies	$153	$37	190	$297		$(20)	277
Other	$59	$6	65	$59		$1	60
Total securities held to maturity	$716	$311	1,027	$1,217		$(30)	1,187
Total investment securities	$65	$756	821	$485		$407	892
Loans
Commercial and industrial	$419	$3,996	4,415	$811		$1,088	1,899
Commercial real estate	$40	$907	947	$56		$342	398
Equipment lease financing	$9	$50	59	$(3)		$1	(2)
Consumer	$6	$855	861	$18		$194	212
Residential real estate	$117	$138	255	$370		$(51)	319
Total loans	$639	$5,898	6,537	$1,411		$1,415	2,826
Interest-earning deposits with banks	$(68)	$1,392	1,324	$(73)		$548	475
Other interest-earning assets	$(29)	$254	225	$27		$120	147
Total interest-earning assets	$447	$8,460	$8,907	$684		$3,656	$4,340
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$28	$1,418	$1,446	$(2)		$427	$425
Demand	$27	$1,834	1,861	$6		$547	553
Savings	$(8)	$1,213	1,205	$8		$124	132
Time deposits	$121	$709	830	$(14)		$45	31
Total interest-bearing deposits	$73	$5,269	5,342	$10		$1,131	1,141
Borrowed funds
Federal Home Loan Bank borrowings	$983	$441	1,424	$335		$102	437
Senior debt	$208	$764	972	$(75)		$252	177
Subordinated debt	$(52)	$194	142	$10		$110	120
Other	$(19)	$109	90	$4		$56	60
Total borrowed funds	$931	$1,697	2,628	$100		$694	794
Total interest-bearing liabilities	$325	$7,645	7,970	$48		$1,887	1,935
Change in net interest income	$377	$560	$937	$654		$1,751	$2,405
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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  181

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

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

Year ended December 31 In millions
	2023	2022	2021
Net interest income (GAAP)	$13,916	$13,014	$10,647
Taxable-equivalent adjustments	147	112	74
Net interest income (non-GAAP)	$14,063	$13,126	$10,721
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

RECONCILIATION OF CORE NONINTEREST EXPENSE (non-GAAP) (a)

	Three months ended	Year ended
Dollars in millions	December 31, 2023	December 31, 2023
Noninterest expense	$4,074	$14,012
Less: FDIC special assessment costs	515	515
Workforce reduction charges	150	150
Core noninterest expense (non-GAAP)	$3,409	$13,347
(a)Core noninterest expense is a non-GAAP measure calculated based on Noninterest expense less costs related to the FDIC’s special assessment and the workforce reduction that were incurred outside of our core business operations. We believe this non-GAAP measure to be a useful tool for comparison of operating expenses incurred during the normal course of business.

RECONCILIATION OF TANGIBLE BOOK VALUE PER COMMON SHARE (non-GAAP)

December 31 Dollars in millions, except per share data	2023	2022	2021
Book value per common share	$112.72	$99.93	$120.61
Tangible book value per common share
Common shareholders’ equity	$44,864	$40,028	$50,685
Goodwill and other intangible assets	(11,244)	(11,400)	(11,406)
Deferred tax liabilities on goodwill and other intangible assets	244	261	270
Tangible common shareholders’ equity	$33,864	$28,889	$39,549
Period-end common shares outstanding (in millions)	398	401	420
Tangible book value per common share (non-GAAP) (a)	$85.08	$72.12	$94.11
(a)Tangible book value per common share is a non-GAAP measure and is calculated based on tangible common shareholders’ equity divided by period-end common shares outstanding. We believe this non-GAAP measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as an additional, conservative measure of total company value.

182    The PNC Financial Services Group, Inc. – 2023 Form 10-K

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

	Loans Due After 1 Year		Contractual Maturity Range
December 31, 2023 In millions	Predetermined Rate	Floating or Adjustable Rate	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Gross Loans
Commercial
Commercial and industrial	$17,610	$110,584	$49,386	$114,456	$11,516	$2,222	$177,580
Commercial real estate	6,158	18,138	11,140	20,323	3,513	460	35,436
Equipment lease financing	4,384	324	1,834	4,235	473		6,542
Total commercial	28,152	129,046	62,360	139,014	15,502	2,682	219,558
Consumer
Residential real estate	29,416	16,644	1,484	5,596	15,276	25,188	47,544
Home equity	14,935	9,895	1,320	4,722	8,275	11,833	26,150
Automobile	10,915		3,945	9,951	964		14,860
Credit card			7,180				7,180
Education	595	1,190	160	663	963	159	1,945
Other consumer	1,155	311	2,805	1,380	86		4,271
Total consumer	57,016	28,040	16,894	22,312	25,564	37,180	101,950
Total loans	$85,168	$157,086	$79,254	$161,326	$41,066	$39,862	$321,508

At December 31, 2023, $33.3 billion notional amount of receive-fixed interest rate swaps were designated as part of cash flow hedging strategies that converted the floating rate (SOFR) on the underlying commercial loans to a fixed rate as part of risk management strategies. See Note 15 Financial Derivatives for additional information on receive-fixed, pay-variable interest rate swaps.

Uninsured Deposits
The aggregate amount of uninsured deposits, defined as (i) the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime and (ii) amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime were estimated to be $190.3 billion and $200.0 billion at December 31, 2023 and 2022, respectively. The portion of U.S. time deposits in excess of the FDIC insurance limit or similar state deposit regime was $4.1 billion at December 31, 2023.

The PNC Financial Services Group, Inc. – 2023 Form 10-K  183

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

Company – The PNC Financial Services Group, Inc. and its subsidiaries (interchangeable with “PNC,” “we,” “us,” or “the Corporation” on this Report).

Credit valuation adjustment – Represents an adjustment to the fair value of our derivatives for our own and counterparties’ non-performance risk.

184    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Criticized commercial loans – Loans with potential or identified weaknesses based upon internal risk ratings that comply with the regulatory classification definitions of “special mention,” “substandard” or “doubtful.”

Current Expected Credit Loss (CECL) – Methodology for estimating the allowance for credit losses on in-scope financial assets held at amortized cost and unfunded lending related commitments which uses a combination of expected losses over a reasonable and supportable forecast period, a reversion period and long run average credit losses for their estimated contractual term.

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
The PNC Financial Services Group, Inc. – 2023 Form 10-K  185

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

Nonperforming loans – Loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on nonperforming loans. Nonperforming loans exclude certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest, loans held for sale and loans accounted for under the fair value option.

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

186    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

Troubled debt restructuring (TDR) – A loan whose terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. On January 1, 2023, we adopted ASU 2022-02, which eliminated the accounting guidance for TDRs.

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

The PNC Financial Services Group, Inc. – 2023 Form 10-K  187

ACRONYMS

ACL	Allowance for credit losses	GSIB	Globally systemically important bank
ALCO	Asset and Liability Committee	HPI	Home price index
ALLL	Allowance for loan and lease losses	ISDA	International Swaps and Dealer Association
AML	Anti-Money Laundering	ISP	The PNC Incentive Savings Plan
AOCI	Accumulated other comprehensive income	LCR	Liquidity Coverage Ratio
ASC	Accounting Standards Codification	LGD	Loss given default
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
BHC	Bank holding company	LIHTC	Low income housing tax credit
BHC Act	Bank Holding Company Act of 1956	LLC	Limited liability company
bps	Basis points	LTV	Loan-to-value ratio
BSA	Bank Secrecy Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSR	Mortgage servicing right
CCAR	Comprehensive Capital Analysis and Review	NAV	Net asset value
CECL	Current Expected Credit Losses	NII	Net Interest Income
CET1	Common equity tier 1	NMTC	New market tax credit
CFPB	Consumer Financial Protection Bureau	NSFR	Net Stable Funding Ratio
CFTC	Commodity Futures Trading Commission	OCC	Office of the Comptroller of the Currency
CLTV	Combined loan-to-value ratio	OCI	Other comprehensive income
CRA	Community Reinvestment Act	OREO	Other real estate owned
DFAST	Dodd-Frank capital stress testing	OTC	Over-the-counter
DUS	Delegated Underwriting and Servicing program	OTTI	Other than temporary impairment
EAD	Exposure at default	PCD	Purchased credit deteriorated
ERISA	Employee Retirement Income Security Act of 1974, as amended	PD	Probability of default
ERM	Enterprise Risk Management	PPP	Paycheck Protection Program
EVE	Economic Value of Equity	RAC	Reserve Adequacy Committee
FDI Act	Federal Deposit Insurance Act	ROAP	Removal of account provisions
FDIC	Federal Deposit Insurance Corporation	SCB	Stress capital buffer
FDM	Financial Difficulty Modification	SCCL	Single counterparty credit limit
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FHLMC	Federal Home Loan Mortgage Corporation	SPE	Special purpose entity
FICO	Fair Isaac Corporation (credit score)	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority	U.S.	United States of America
FNMA	Federal National Mortgage Association	USD	United States Dollar
FOMC	Federal Open Market Committee	VA	Department of Veterans Affairs
FRB	Federal Reserve Bank	VaR	Value-at-risk
FSOC	Financial Stability Oversight Council	VEBA	Voluntary Employee Beneficiary Association
GAAP	Accounting principles generally accepted in the United States of America	VIE	Variable interest entity
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association

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
188    The PNC Financial Services Group, Inc. – 2023 Form 10-K

We performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2023 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2023. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2023, we performed an evaluation under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.
Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2023, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, none of PNC’s directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts), required by this item is included under the captions “Item 1 - Election of Directors,” and “Corporate Governance – Board committees – Audit Committee,” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the caption “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the captions “Corporate Governance – Our Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Corporate Governance – Board committees – Human Resources Committee – Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and “CEO Pay Ratio” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be
The PNC Financial Services Group, Inc. – 2023 Form 10-K  189

deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2023 is included in the table which follows. For additional information regarding these plans, see Note 17 Stock Based Compensation Plans.
Equity Compensation Plan Information
At December 31, 2023

	(a)		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	4,677,131	(1)	15,393,550	(2)
Equity compensation plans not approved by security holders
Total	4,677,131		15,393,550
(1) – Of this total, the following amounts relate to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 3,734,119 are stock-payable restricted stock units (at a maximum share award level), 857,867 are performance share units (at maximum share award level) and 65,431 are deferred stock units (at a maximum share award level). Also included in this total are 19,714 stock-payable restricted stock units (at a maximum award level) that relate to the 2006 Incentive Award Plan, as amended and restated (2006 Incentive Plan). The restricted stock units and incentive performance units have no exercise price.
Following shareholder approval of the 2016 Incentive Plan, no further grants were permitted under the 2006 Incentive Plan, and the balance of shares authorized but unissued under the 2006 Incentive Plan were made available under the 2016 Incentive Plan.
(2) – Includes 1,542,918 shares available for issuance under the Employee Stock Purchase Plan, of which 104,213 shares are subject to purchase during the purchase period ending December 31, 2023. The amount available for awards under the 2016 Incentive Plan is 13,850,632.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director and Executive Officer Relationships – Director independence, – Transactions with directors, – Family relationships, and – Indemnification and advancement of costs” and “Related Person Transactions” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Item 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed for the 2024 annual meeting of shareholders and is incorporated herein by reference.

190    The PNC Financial Services Group, Inc. – 2023 Form 10-K

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1.1	Share Purchase Agreement, dated as of November 15, 2020, between Banco Bilbao Vizcaya Argentaria, S.A. and The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed November 19, 2020

2.1.2	Amendment No. 1 to the Purchase Agreement	Incorporated herein by reference to Exhibit 2.1.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, as amended and effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.1.8	Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

3.1.9	Statement with Respect to Shares of the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series U	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

3.1.10	Statement with Respect to Shares of the 6.200% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series V	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

3.1.11	Statement with Respect to Shares of the 6.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series W	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed February 7, 2023

3.2	Amended and Restated Bylaws of the Corporation effective February 10, 2022	Filed herewith

The PNC Financial Services Group, Inc. – 2023 Form 10-K  191

Exhibit No.	Description	Method of Filing +

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

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

192    The PNC Financial Services Group, Inc. – 2023 Form 10-K

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

4.12	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.11.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

4.13	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.11.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.14	Description of the Corporation’s Securities	Filed herewith

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.2	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

The PNC Financial Services Group, Inc. – 2023 Form 10-K  193

Exhibit No.	Description	Method of Filing +

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.6.2	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021*

10.6.3	Amendment 2021-2 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.9	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016*

10.10	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.11	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005*

10.12	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.13	Certificate of Corporate Action for Grantor Trusts effective December 1, 2021	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.15	2021 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.26 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.16	2021 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.17	2021 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

194    The PNC Financial Services Group, Inc. – 2023 Form 10-K

Exhibit No.	Description	Method of Filing +

10.18	2022 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.19	2022 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.20	2022 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.21	2022 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.22	2023 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.23	2023 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.24	2023 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.25	2023 Form of Five-Year Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.26	Form of Time Sharing Agreement between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022*

10.27	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.28.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.28.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.29.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.29.2
Amendment No. 1 to Distribution Agreement, dated May 22, 2015, between PNC Bank, National Association and the Dealers named therein, relating to the $30 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.29.3
Amendment No. 2 to Distribution Agreement, dated May 27, 2016, between PNC Bank, National Association and the Dealers named therein, relating to the $40 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.48.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

22	Subsidiary Issuers of Guaranteed Securities	Filed herewith

The PNC Financial Services Group, Inc. – 2023 Form 10-K  195

Exhibit No.	Description	Method of Filing +

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

97	Dodd-Frank Recoupment Policy effective October 2, 2023	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith**

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, and to filings by National City Corporation are to SEC File No. 001-10074.
*	Denotes management contract or compensatory plan.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

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

ITEM 16 – FORM 10-K SUMMARY
None.
196    The PNC Financial Services Group, Inc. – 2023 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 21, 2024.

Signature	Capacities

/s/ William S. Demchak	Chairman and Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Debra A. Cafaro; Marjorie Rodgers Cheshire; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Renu Khator, Linda R. Medler, Robert A. Niblock, Martin Pfinsgraff; Bryan Salesky	Directors

*By:	/s/ Laura Gleason
Laura Gleason, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

The PNC Financial Services Group, Inc. – 2023 Form 10-K  197