Form 10-Q
period 2024-03-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2024-05-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
    Yes  ☐  No  ☒
As of April 15, 2024, there were 397,907,180 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to First Quarter 2024 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 6, 7, 8 and 9A of our 2023 Annual Report on Form 10-K (our “2023 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2023 Form 10-K; Item 1A Risk Factors included in our 2023 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and Item 8 of our 2023 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2023 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

See page 90 for a glossary of certain terms and acronyms used in this Report.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2023 Form 10-K.

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

Workforce Reduction

During the fourth quarter of 2023, PNC implemented a workforce reduction that is expected to reduce 2024 personnel expense by approximately $325 million, on a pre-tax basis. PNC incurred expenses of $150 million in the fourth quarter of 2023 in connection with this workforce reduction.

1    The PNC Financial Services Group, Inc. – Form 10-Q

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. PNC incurred a pre-tax expense of $515 million during the fourth quarter of 2023.

Selected Financial Data
The following tables include selected financial data, which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended
	March 31	December 31	March 31
	2024	2023	2023
Summary of Operations (a)
Net interest income	$3,264	$3,403	$3,585
Noninterest income	1,881	1,958	2,018
Total revenue	5,145	5,361	5,603
Provision for credit losses	155	232	235
Noninterest expense	3,334	4,074	3,321
Income before income taxes and noncontrolling interests	$1,656	$1,055	$2,047
Income taxes	312	172	353
Net income	$1,344	$883	$1,694
Net income attributable to common shareholders	$1,247	$744	$1,607
Per Common Share
Basic	$3.10	$1.85	$3.98
Diluted	$3.10	$1.85	$3.98
Book value per common share	$113.30	$112.72	$104.76
Performance Ratios
Net interest margin (b)	2.57%	2.66%	2.84%
Noninterest income to total revenue	37%	37%	36%
Efficiency	65%	76%	59%
Return on:
Average common shareholders’ equity	11.39%	6.93%	16.11%
Average assets	0.97%	0.62%	1.22%
(a)The Executive Summary and Consolidated Income Statement Review portions of this Financial Review section provide information regarding items impacting the comparability of the periods presented.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) Statistical Information (Unaudited) section in Item 1 of this Report.

2    The PNC Financial Services Group, Inc. – Form 10-Q

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	March 31 2024	December 31 2023	March 31 2023
Balance Sheet Highlights (a)
Assets	$566,162	$561,580	$561,777
Loans	$319,781	$321,508	$326,475
Allowance for loan and lease losses	$4,693	$4,791	$4,741
Interest-earning deposits with banks	$53,612	$43,804	$33,865
Investment securities	$130,460	$132,569	$138,239
Total deposits	$425,624	$421,418	$436,833
Borrowed funds	$72,707	$72,737	$60,822
Total shareholders’ equity	$51,340	$51,105	$49,044
Common shareholders’ equity	$45,097	$44,864	$41,809
Other Selected Ratios
Common equity Tier 1	10.1%	9.9%	9.2%
Loans to deposits	75%	76%	75%
Common shareholders’ equity to total assets	8.0%	8.0%	7.4%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

Income Statement Highlights

Net income of $1.3 billion, or $3.10 per diluted common share, for the first quarter of 2024 increased $461 million, or 52%, compared to $0.9 billion, or $1.85 per diluted common share, for the fourth quarter of 2023, due to lower noninterest expense and a lower provision for credit losses, partially offset by lower net interest and noninterest income.
•For the three months ended March 31, 2024 compared to the three months ended December 31, 2023:
•Total revenue decreased $216 million, or 4%, to $5.1 billion.
•Net interest income of $3.3 billion decreased $139 million, or 4%, primarily due to increased funding costs, lower loan balances and one fewer day in the quarter.
•Net interest margin declined 9 basis points to 2.57%, primarily as a result of higher funding costs.
•Noninterest income decreased $77 million, or 4%, primarily due to lower capital markets and advisory activity and seasonal declines in card and cash management fees. The first quarter also included negative Visa Class B-1 derivative fair value adjustments of $7 million. Visa Class B-1 derivative fair value adjustments were negative $100 million in the fourth quarter of 2023.
•Provision for credit losses of $155 million in the first quarter of 2024 reflected portfolio activity and improved macroeconomic factors. The fourth quarter of 2023 included a provision for credit losses of $232 million.
•Noninterest expense decreased $740 million, or 18%, to $3.3 billion, driven by lower or stable expenses across all categories, reflecting a continued focus on expense management. The first quarter of 2024 included an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. The fourth quarter of 2023 included $515 million pertaining to the FDIC special assessment as well as $150 million of workforce reduction charges.

Net income decreased $350 million, or 21%, compared to $1.7 billion, or $3.98 per diluted common share, for the first quarter of 2023 driven by lower net interest and noninterest income, partially offset by a lower provision for credit losses.
•For the three months ended March 31, 2024 compared to the three months ended March 31, 2023:
•Total revenue decreased $458 million, or 8%, to $5.1 billion.
•Net interest income decreased $321 million, or 9%, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs.
•Net interest margin decreased 27 basis points, primarily as a result of higher funding costs.
•Noninterest income decreased $137 million, or 7%, and included a decline in private equity revenue and residential and commercial mortgage revenue, partially offset by growth in card and cash management and asset management and brokerage fees. Visa Class B-1 derivative fair value adjustments were negative $45 million in the first quarter of 2023.
•Provision for credit losses of $155 million for the first three months of 2024 reflected portfolio activity and improved macroeconomic factors. The first three months of 2023 included a provision for credit losses of $235 million.
•Noninterest expense was stable compared to the first three months of 2023. The first quarter of 2024 included an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.
The PNC Financial Services Group, Inc. – Form 10-Q 3

Balance Sheet Highlights
Our balance sheet was strong and well positioned at March 31, 2024. In comparison to December 31, 2023:
•Total assets of $566.2 billion increased modestly primarily due to higher balances held with the Federal Reserve Bank, partially offset by lower securities and loan balances.
•Total loans decreased $1.7 billion, or 1%, to $319.8 billion.
•Total commercial loans decreased $0.7 billion, to $218.8 billion, driven by paydowns outpacing new production and lower utilization of loan commitments.
•Total consumer loans declined $1.0 billion to $100.9 billion, as paydowns outpaced new originations and draws on existing accounts.
•Investment securities decreased $2.1 billion, or 2%, to $130.5 billion, primarily due to prepayments and maturities outpacing purchases.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, increased $9.8 billion, or 22%, to $53.6 billion, primarily due to an increase in deposits and a decrease in securities and loans balances.
•Total deposits increased $4.2 billion, to $425.6 billion, reflecting higher commercial and consumer deposits. Noninterest-bearing deposit balances decreased driven by a decline in commercial noninterest-bearing balances. Interest-bearing deposits increased reflecting higher commercial and consumer interest-bearing balances.
•Borrowed funds were largely stable at $72.7 billion, as parent company senior debt issuances were offset by lower FHLB borrowings.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
The first quarter of 2024 reflected stable credit quality performance.
•At March 31, 2024 compared to December 31, 2023:
•Overall loan delinquencies of $1.3 billion decreased $109 million, or 8%, driven by lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion and $5.5 billion at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, this reserve was driven by improved macroeconomic factors as well as portfolio activity. ACL to total loans was 1.68% and 1.70% at March 31, 2024 and December 31, 2023, respectively.
•Nonperforming assets increased $199 million, or 9%, to $2.4 billion, primarily due to higher commercial real estate nonperforming loans.
•Net charge-offs of $243 million, or 0.30% of average loans, in the first quarter of 2024 increased $43 million compared to the fourth quarter of 2023 primarily due to higher commercial net loan charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $45.1 billion at March 31, 2024, increased $0.2 billion, compared to December 31, 2023 due to the benefit of net income, partially offset by common dividends paid, a decline in AOCI and common share repurchases.
•In the first quarter of 2024, PNC returned $0.8 billion of capital to shareholders, reflecting more than $0.6 billion of dividends on common shares and more than $0.1 billion of common share repurchases, representing 0.9 million shares.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 44% were still available for repurchase at March 31, 2024. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, second quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.
•On April 3, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share to be paid on May 6, 2024 to shareholders of record at the close of business April 15, 2024.
•Our CET1 ratio increased to 10.1% at March 31, 2024 from 9.9% at December 31, 2023.
•PNC elected a five-year transition provision effective March 31, 2020 to delay through December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being

4    The PNC Financial Services Group, Inc. – Form 10-Q

phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 10.0% at March 31, 2024 compared to 9.8% at December 31, 2023.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. For additional information, see Capital Management in the Risk Management section in this Financial Review and the Supervision and Regulation section in our 2023 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
•PNC’s baseline forecast is for slower economic growth in 2024 as consumer spending growth slows and higher interest rates remain a drag on the economy. The ongoing strength of the labor market will continue to support consumer spending. The FOMC is indicating that it will start to cut the federal funds rate later this year, with rate cuts supporting economic growth toward the end of 2024.
•Real GDP growth this year will be close to its trend of 2% and the unemployment rate will increase modestly to just above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, moving back to the Federal Reserve’s 2% long-term objective by the end of 2025.
•PNC expects the federal funds rate to remain unchanged between 5.25% and 5.50% through at least the first half of 2024, with federal funds rate cuts starting in the third quarter as inflationary pressures ease further. PNC expects two federal funds rate cuts in 2024, with the rate ending this year in a range between 4.75% and 5.00%.

For the second quarter of 2024, compared to the first quarter of 2024, we expect:
•Average loans to be stable,
•Net interest income to be down approximately 1%,
•Fee income to be up 1% to 2%,
•Other noninterest income to be $150 million to $200 million,
•Revenue to be stable,
•Core noninterest expense to be up 2% to 4%, and
•Net loan charge-offs to be $225 million to $275 million.

For the full year 2024, compared to the full year of 2023, we expect:
•Average loans to be up approximately 1%,
•Net interest income to be down 4% to 5%,
•Noninterest income to be up 4% to 6%,
•Revenue to be stable to down 2%,
•Core noninterest expense to be stable, and
•The effective tax rate to be approximately 18.5%.

Core noninterest expense guidance excludes an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses in the first quarter of 2024, and $515 million pertaining to the FDIC special assessment as well as $150 million of workforce reduction charges incurred in the fourth quarter of 2023. See the Statistical Information (Unaudited) – Reconciliation of Core Noninterest Expense (non-GAAP) section of this Report. Other noninterest income, noninterest income and revenue guidance excludes net securities gains and Visa activity.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

See the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and Item 1A Risk Factors included in our 2023 Form 10-K for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

The PNC Financial Services Group, Inc. – Form 10-Q 5

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.3 billion, or $3.10 per diluted common share, for the first quarter of 2024 increased $461 million, or 52%, compared to $0.9 billion, or $1.85 per diluted common share, for the fourth quarter of 2023, due to lower noninterest expense and a lower provision for credit losses, partially offset by lower net interest and noninterest income. Net income decreased $350 million, or 21%, compared to $1.7 billion, or $3.98 per diluted common share for the same period in 2023, driven by lower net interest and noninterest income, partially offset by a lower provision for credit losses.

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	March 31, 2024			December 31, 2023			March 31, 2023
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$135,434	2.62%	$888	$137,388	2.59%	$890	$143,391	2.49%	$891
Loans	320,609	6.01%	4,848	324,569	5.94%	4,906	325,526	5.29%	4,290
Interest-earning deposits with banks (b)	48,250	5.47%	660	42,627	5.53%	590	34,054	4.58%	390
Other	8,002	6.92%	138	8,738	6.96%	152	8,806	5.75%	126
Total interest-earning assets/interest income	$512,295	5.08%	6,534	$513,322	5.03%	6,538	$511,777	4.46%	5,697
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$321,280	2.60%	2,077	$319,364	2.48%	1,995	$315,056	1.66%	1,291
Borrowed funds	75,590	6.07%	1,159	72,892	5.94%	1,104	62,968	4.98%	783
Total interest-bearing liabilities/interest expense	$396,870	3.24%	3,236	$392,256	3.10%	3,099	$378,024	2.20%	2,074
Net interest margin/income (non-GAAP)		2.57%	3,298		2.66%	3,439		2.84%	3,623
Taxable-equivalent adjustments			(34)			(36)			(38)
Net interest income (GAAP)			$3,264			$3,403			$3,585
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
(b)Interest income from Interest-earning deposits with banks primarily includes interest earned on our balances held with the Federal Reserve Bank and is reported as Other interest income on our Consolidated Income Statement.
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

Net interest income decreased $139 million, or 4%, for the first quarter of 2024 compared to the fourth quarter of 2023, primarily due to increased funding costs, lower loan balances and one fewer day in the quarter. Net interest income decreased $321 million, or 9%, for the first three months of 2024 compared to the same period in 2023, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs. Net interest margin declined 9 basis points compared to the fourth quarter of 2023 and 27 basis points compared to the first quarter of 2023, primarily as a result of higher funding costs.

Average investment securities of $135.4 billion in the first quarter of 2024 declined $2.0 billion, or 1%, and $8.0 billion, or 6%, from the fourth quarter of 2023 and the first quarter of 2023, respectively. In both comparisons, limited purchase activity was more than offset by portfolio paydowns and maturities. Average investment securities represented 26% of average interest-earning assets for the first quarter of 2024 compared to 27% for the fourth quarter of 2023, and 28% for the first quarter of 2023.

Average loans for the first quarter of 2024 decreased $4.0 billion, compared to the fourth quarter of 2023, due to lower commercial and consumer loans. Compared to the first quarter of 2023, average loans decreased $4.9 billion, or 2%, primarily due to lower commercial loans. Average loans represented 63% of average interest-earning assets for both the first quarter of 2024 and the fourth quarter of 2023, compared to 64% for the first quarter of 2023.

6    The PNC Financial Services Group, Inc. – Form 10-Q

Average interest-earning deposits with banks for the first quarter of 2024 increased $5.6 billion, or 13%, compared to the fourth quarter of 2023 driven by lower loan balances and higher borrowed funds, partially offset by lower deposits. Compared to the first quarter of 2023, average interest-earning deposits with banks increased $14.2 billion, or 42%, primarily due to higher borrowed funds and lower securities and loan balances, partially offset by lower deposits.

Average interest-bearing deposits increased $1.9 billion and $6.2 billion, compared to the fourth quarter of 2023 and the first quarter of 2023, respectively. The increase in both comparisons reflected the impact of the higher interest rate environment. In total, average interest-bearing deposits represented 81% of average interest-bearing liabilities for both the first quarter of 2024 and the fourth quarter of 2023, compared to 83% for the first quarter of 2023.

Average borrowed funds of $75.6 billion in the first quarter of 2024 increased $2.7, billion, or 4%, compared to the fourth quarter of 2023 and $12.6 billion, or 20%, compared to the first quarter of 2023. In both comparisons, the increase was driven primarily by parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2024	2023	$	%	2024	2023	$	%
Noninterest income
Asset management and brokerage	$364	$360	$4	1%	$364	$356	$8	2%
Capital markets and advisory	259	309	(50)	(16)%	259	262	(3)	(1)%
Card and cash management	671	688	(17)	(2)%	671	659	12	2%
Lending and deposit services	305	314	(9)	(3)%	305	306	(1)	—
Residential and commercial mortgage	147	149	(2)	(1)%	147	177	(30)	(17)%
Other	135	138	(3)	(2)%	135	258	(123)	(48)%
Total noninterest income	$1,881	$1,958	$(77)	(4)%	$1,881	$2,018	$(137)	(7)%

Noninterest income as a percentage of total revenue was 37% for both the first quarter of 2024 and the fourth quarter of 2023, compared to 36% for the first quarter of 2023.

Asset management and brokerage fees increased compared to the fourth quarter of 2023 and the first quarter of 2023, primarily driven by the impact of higher average equity markets. PNC’s discretionary client assets under management increased $6 billion and $18 billion compared to December 31, 2023 and March 31, 2023, respectively. In both comparisons, the increase was primarily driven by higher spot equity markets.

Capital markets and advisory fees declined compared to the fourth quarter of 2023, driven by lower merger and acquisition advisory activity, partially offset by higher underwriting fees. The decrease compared to the first quarter of 2023 was primarily due to lower trading revenue, partially offset by higher underwriting fees.

Card and cash management revenue decreased compared to the fourth quarter of 2023, as seasonally lower consumer transaction volumes were partially offset by higher treasury management fees. The increase compared to the first three months of 2023 was primarily due to higher treasury management product revenue.

Lending and deposit services decreased compared to the fourth quarter of 2023, reflecting the reduction of certain checking product fees. Lending and deposit services were stable compared to the first quarter of 2023.

Residential and commercial mortgage decreased compared to the fourth quarter of 2023, and included lower residential mortgage activity. The decrease compared to the first quarter of 2023 was driven by lower revenue from commercial mortgage loans held for sale.

Other noninterest income decreased compared to the fourth quarter of 2023, and included lower gains on sales. The decrease compared to the first quarter of 2023 was primarily driven by a decline in private equity revenue. In both comparisons, the decrease was offset by lower negative Visa Class B-1 derivative fair value adjustments. Visa Class B-1 fair value adjustments were negative $7 million for the first quarter of 2024 compared to negative $100 million for the fourth quarter of 2023 and negative $45 million for the first quarter of 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 7

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Three months ended
	March 31	December 31	Change		March 31	March 31	Change
Dollars in millions	2024	2023	$	%	2024	2023	$	%
Noninterest expense
Personnel	$1,794	$1,983	$(189)	(10)%	$1,794	$1,826	$(32)	(2)%
Occupancy	244	243	1	—	244	251	(7)	(3)%
Equipment	341	365	(24)	(7)%	341	350	(9)	(3)%
Marketing	64	74	(10)	(14)%	64	74	(10)	(14)%
Other	891	1,409	(518)	(37)%	891	820	71	9%
Total noninterest expense	$3,334	$4,074	$(740)	(18)%	$3,334	$3,321	$13	—

Noninterest expense decreased compared to the fourth quarter of 2023, driven by lower or stable expenses across all categories, reflecting a continued focus on expense management. Noninterest expense was stable compared to the first three months of 2023. The first quarter of 2024 included an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. The fourth quarter of 2023 included $515 million pertaining to the FDIC special assessment as well as $150 million of workforce reduction charges.

Effective Income Tax Rate

The effective income tax rate was 18.8% in the first quarter of 2024, 16.3% in the fourth quarter of 2023 and 17.2% in the first quarter of 2023. The effective income tax rate in the fourth quarter of 2023 reflected certain tax credit benefits.

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Three months ended
	March 31	December 31	Change	March 31	March 31	Change
Dollars in millions	2024	2023	$	2024	2023	$
Provision for (recapture of) credit losses
Loans and leases	$147	$221	$(74)	$147	$229	$(82)
Unfunded lending related commitments	9	23	(14)	9	(22)	31
Investment securities	1	(7)	8	1	(1)	2
Other financial assets	(2)	(5)	3	(2)	29	(31)
Total provision for credit losses	$155	$232	$(77)	$155	$235	$(80)

Provision for credit losses of $155 million in the first quarter of 2024 reflected portfolio activity and improved macroeconomic factors.

8    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	March 31	December 31	Change
Dollars in millions	2024	2023	$	%
Assets
Interest-earning deposits with banks	$53,612	$43,804	$9,808	22%
Loans held for sale	743	734	9	1%
Investment securities	130,460	132,569	(2,109)	(2)%
Loans	319,781	321,508	(1,727)	(1)%
Allowance for loan and lease losses	(4,693)	(4,791)	98	2%
Mortgage servicing rights	3,762	3,686	76	2%
Goodwill	10,932	10,932		—
Other	51,565	53,138	(1,573)	(3)%
Total assets	$566,162	$561,580	$4,582	1%
Liabilities
Deposits	$425,624	$421,418	$4,206	1%
Borrowed funds	72,707	72,737	(30)	—
Allowance for unfunded lending related commitments	672	663	9	1%
Other	15,785	15,621	164	1%
Total liabilities	514,788	510,439	4,349	1%
Equity
Total shareholders’ equity	51,340	51,105	235	—
Noncontrolling interests	34	36	(2)	(6)%
Total equity	51,374	51,141	233	—
Total liabilities and equity	$566,162	$561,580	$4,582	1%

Our balance sheet was strong and well positioned at March 31, 2024. In comparison to December 31, 2023:
•Total assets increased modestly due to higher balances held with the Federal Reserve Bank, partially offset by lower securities and loan balances.
•Total liabilities increased modestly primarily due to higher deposits.
•Total equity increased due to the benefit of net income, partially offset by dividends paid, a decline in AOCI and common share repurchases.

The ACL related to loans totaled $5.4 billion and $5.5 billion at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, this reserve was driven by improved macroeconomic factors as well as portfolio activity. See the following for additional information regarding our ACL related to loans:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Critical Accounting Estimates and Judgments section of this Financial Review, and
•Note 3 Loans and Related Allowance for Credit Losses.

The following discussion provides additional information about the major components of our balance sheet. Information regarding our capital and regulatory compliance is included in the Liquidity and Capital Management portion of the Risk Management section in this Financial Review and in Note 19 Regulatory Matters in our 2023 Form 10-K.
The PNC Financial Services Group, Inc. – Form 10-Q 9

Loans
Table 8: Loans

	March 31	December 31	Change
Dollars in millions	2024	2023	$	%
Commercial
Commercial and industrial	$176,792	$177,580	$(788)	—
Commercial real estate	35,591	35,436	155	—
Equipment lease financing	6,462	6,542	(80)	(1)%
Total commercial	218,845	219,558	(713)	—
Consumer
Residential real estate	47,386	47,544	(158)	—
Home equity	25,896	26,150	(254)	(1)%
Automobile	14,788	14,860	(72)	—
Credit card	6,887	7,180	(293)	(4)%
Education	1,859	1,945	(86)	(4)%
Other consumer	4,120	4,271	(151)	(4)%
Total consumer	100,936	101,950	(1,014)	(1)%
Total loans	$319,781	$321,508	$(1,727)	(1)%

Commercial and consumer loans declined as paydowns outpaced originations and utilization.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.
Investment Securities

Investment securities of $130.5 billion at March 31, 2024 decreased $2.1 billion, or 2%, compared to December 31, 2023, primarily due to prepayments and maturities outpacing purchases.

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
Table 9: Investment Securities (a)

	March 31, 2024		December 31, 2023
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$43,985	$42,008	$44,125	$42,348
Agency residential mortgage-backed	71,971	65,370	73,329	67,925
Non-agency residential mortgage-backed	819	903	844	938
Agency commercial mortgage-backed	2,726	2,560	2,619	2,471
Non-agency commercial mortgage-backed (c)	2,125	2,074	2,286	2,217
Asset-backed (d)	7,068	7,077	6,982	6,984
Other (e)	5,730	5,589	5,952	5,850
Total investment securities (f)	$134,424	$125,581	$136,137	$128,733
(a)Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2024 and December 31, 2023.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $93 million at March 31, 2024 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2023 was $92 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at March 31, 2024 was comparable to December 31, 2023 and primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

10    The PNC Financial Services Group, Inc. – Form 10-Q

The duration of investment securities was 4.1 years and 4.2 years at March 31, 2024 and December 31, 2023, respectively. We estimate that at March 31, 2024 the effective duration of investment securities was 4.0 years for an immediate 50 basis points parallel increase in interest rates and 4.1 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2023 for the effective duration of investment securities were 4.1 years and 4.2 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years at March 31, 2024 compared to 5.5 years at December 31, 2023.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

March 31, 2024	Years
Agency residential mortgage-backed	7.0
Non-agency residential mortgage-backed	9.8
Agency commercial mortgage-backed	4.9
Non-agency commercial mortgage-backed	1.0
Asset-backed	2.3

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	March 31	December 31	Change
Dollars in millions	2024	2023	$	%
Deposits
Noninterest-bearing	$98,061	$101,285	$(3,224)	(3)%
Interest-bearing
Money market	68,292	65,594	2,698	4%
Demand	126,395	124,848	1,547	1%
Savings	98,655	98,122	533	1%
Time deposits	34,221	31,569	2,652	8%
Total interest-bearing deposits	327,563	320,133	7,430	2%
Total deposits	425,624	421,418	4,206	1%
Borrowed funds
Federal Home Loan Bank borrowings	37,000	38,000	(1,000)	(3)%
Senior debt	27,907	26,836	1,071	4%
Subordinated debt	4,827	4,875	(48)	(1)%
Other	2,973	3,026	(53)	(2)%
Total borrowed funds	72,707	72,737	(30)	—
Total funding sources	$498,331	$494,155	$4,176	1%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2023, our funding source composition included higher deposit balances and relatively stable borrowed funds.

Total deposits increased reflecting higher commercial and consumer deposits. Noninterest-bearing deposit balances decreased driven by a decline in commercial noninterest-bearing balances. Interest-bearing deposits increased reflecting higher commercial and consumer interest-bearing balances. This shift in deposit composition, as well as higher deposit rates, contributed to an increase in funding costs compared to the fourth quarter of 2023. Our total brokered deposit balances of $10.6 billion at March 31, 2024 decreased compared to $11.0 billion at December 31, 2023, and were significantly below both our internal and regulatory guidelines and limits.

Borrowed funds were largely stable as parent company senior debt issuances were offset by lower FHLB borrowings.

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2023 Form 10-K for additional information related to our
The PNC Financial Services Group, Inc. – Form 10-Q 11

borrowings. See Average Consolidated Balance Sheet and Net Interest Analysis in the Statistical Information section of this Report for additional information on volume and related funding cost changes.
Shareholders’ Equity

Total shareholders’ equity was $51.3 billion at March 31, 2024, an increase of $0.2 billion compared to December 31, 2023, as increases related to net income of $1.3 billion were partially offset by dividends paid of $0.7 billion, a decline in AOCI of $0.3 billion and more than $0.1 billion of common share repurchases.
BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in Other, as shown in Table 77 in Note 14 Segment Reporting. Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from funds transfer pricing operations.

Certain amounts included in this Business Segments Review differ from those amounts shown in Note 14, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

See Note 14 Segment Reporting for additional information on our business segments, including a description of each business.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Retail Banking

Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they want to be met - whether in a branch, through digital channels, at an ATM or through our phone-based customer contact centers - while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$2,617	$2,281	$336	15%
Noninterest income	764	743	21	3%
Total revenue	3,381	3,024	357	12%
Provision for credit losses	118	238	(120)	(50)%
Noninterest expense	1,837	1,927	(90)	(5)%
Pretax earnings	1,426	859	567	66%
Income taxes	333	202	131	65%
Noncontrolling interests	8	10	(2)	(20)%
Earnings	$1,085	$647	$438	68%
Average Balance Sheet
Loans held for sale	$478	$542	$(64)	(12)%
Loans
Consumer
Residential real estate	$34,600	$35,421	$(821)	(2)%
Home equity	24,462	24,571	(109)	—
Automobile	14,839	14,918	(79)	(1)%
Credit card	6,930	6,904	26	—
Education	1,933	2,188	(255)	(12)%
Other consumer	1,771	1,990	(219)	(11)%
Total consumer	84,535	85,992	(1,457)	(2)%
Commercial	12,620	11,438	1,182	10%
Total loans	$97,155	$97,430	$(275)	—
Total assets	$114,199	$115,384	$(1,185)	(1)%
Deposits
Noninterest-bearing	$53,395	$60,801	$(7,406)	(12)%
Interest-bearing	195,615	201,720	(6,105)	(3)%
Total deposits	$249,010	$262,521	$(13,511)	(5)%
Performance Ratios
Return on average assets	3.85%	2.27%
Noninterest income to total revenue	23%	25%
Efficiency	54%	64%
Supplemental Noninterest Income Information
Asset management and brokerage	$137	$131	$6	5%
Card and cash management	$306	$324	$(18)	(6)%
Lending and deposit services	$178	$181	$(3)	(2)%
Residential and commercial mortgage	$97	$104	$(7)	(7)%
The PNC Financial Services Group, Inc. – Form 10-Q 13

At or for three months ended March 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$207	$188	$19	10%
MSR asset value (b)	$2.7	$2.2	$0.5	23%
Servicing income: (in millions)
Servicing fees, net (c)	$82	$78	$4	5%
Mortgage servicing rights valuation, net of economic hedge	$(6)	$14	$(20)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$1.3	$1.4	$(0.1)	(7)%
Loan sale margin percentage	2.53%	2.26%
Other Information
Credit-related statistics
Nonperforming assets (b)	$841	$1,009	$(168)	(17)%
Net charge-offs - loans and leases	$139	$112	$27	24%
Other statistics
Branches (b) (d)	2,271	2,450	(179)	(7)%
Brokerage account client assets (in billions) (b) (e)	$81	$73	$8	11%
*- Not Meaningful
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)As of March 31.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(d)Reflects all branches excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(e)Includes cash and money market balances.

Retail Banking earnings for the first three months of 2024 increased $0.4 billion compared to the same period in 2023 primarily due to higher revenue and a lower provision for credit losses, as well as lower noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by declines in average deposit balances.

Noninterest income increased in the comparison, reflecting lower negative Visa Class B-1 derivative fair value adjustments, partially offset by lower card and cash management fees.

Provision for credit losses reflected the impact of portfolio activity and improved macroeconomic factors.

Noninterest expense decreased in the comparison, and included lower personnel expense.

Retail Banking average total loans remained stable in the first three months of 2024 compared to the same period in 2023. Average consumer loans decreased driven by lower residential real estate as a result of paydowns outpacing new volume, as well as continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans increased due to growth in automobile dealer segment balances.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first three months of 2024, average total deposits decreased compared to the same period in 2023, reflecting the impact of quantitative tightening by the Federal Reserve and competitive pricing dynamics.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses.

As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches and ATMs, which are complemented by PNC’s suite of digital capabilities. In February 2024, PNC announced it would be investing nearly $1.0 billion, through 2028, to open more than 100 new branches in key locations, including Austin, Dallas, Denver, Houston, Miami, and San Antonio, and to renovate more than 1,200 existing locations across the country to enhance the customer experience.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$1,549	$1,414	$135	10%
Noninterest income	888	886	2	—
Total revenue	2,437	2,300	137	6%
Provision for (recapture of) credit losses	47	(28)	75	*
Noninterest expense	922	939	(17)	(2)%
Pretax earnings	1,468	1,389	79	6%
Income taxes	342	325	17	5%
Noncontrolling interests	5	5		—
Earnings	$1,121	$1,059	$62	6%
Average Balance Sheet
Loans held for sale	$151	$456	$(305)	(67)%
Loans
Commercial
Commercial and industrial	$163,326	$168,874	$(5,548)	(3)%
Commercial real estate	34,420	34,605	(185)	(1)%
Equipment lease financing	6,467	6,451	16	—
Total commercial	204,213	209,930	(5,717)	(3)%
Consumer	3	7	(4)	(57)%
Total loans	$204,216	$209,937	$(5,721)	(3)%
Total assets	$228,698	$234,536	$(5,838)	(2)%
Deposits
Noninterest-bearing	$43,854	$58,529	$(14,675)	(25)%
Interest-bearing	98,841	86,832	12,009	14%
Total deposits	$142,695	$145,361	$(2,666)	(2)%
Performance Ratios
Return on average assets	1.99%	1.83%
Noninterest income to total revenue	36%	39%
Efficiency	38%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$936	$785	$151	19%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$10	$27	$(17)	(63)%
Commercial mortgage loan servicing income (d)	67	39	28	72%
Commercial mortgage servicing rights valuation, net of economic hedge	37	41	(4)	(10)%
Total	$114	$107	$7	7%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e) (f)	$287	$281	$6	2%
MSR asset value (e)	$1,075	$1,061	$14	1%
Average loans by C&IB business (g)
Corporate Banking	$116,845	$119,602	$(2,757)	(2)%
Real Estate	46,608	47,297	(689)	(1)%
Business Credit	28,929	30,180	(1,251)	(4)%
Commercial Banking	7,546	8,430	(884)	(10)%
Other	4,288	4,428	(140)	(3)%
Total average loans	$204,216	$209,937	$(5,721)	(3)%
Credit-related statistics
Nonperforming assets (e)	$1,419	$801	$618	77%
Net charge-offs - loans and leases	$108	$85	$23	27%
*- Not Meaningful
The PNC Financial Services Group, Inc. – Form 10-Q 15

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
(g)As the result of a business realignment within C&IB during the second quarter of 2023, certain loans were reclassified from Other to Corporate Banking in the prior period to conform to the current period presentation.

Corporate & Institutional Banking earnings in the first three months of 2024 increased $62 million compared to the same period in 2023 driven by higher net interest income and a decline in noninterest expense, partially offset by a higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans and lower average loan and deposit balances.

Noninterest income remained stable, as higher treasury management product revenue was largely offset by lower commercial mortgage banking activities.

Provision for credit losses reflected portfolio activity and improved macroeconomic factors.

Noninterest expense decreased in the comparison, reflecting a continued focus on expense management.

Average loans decreased compared with the three months ended March 31, 2023:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business decreased driven by lower average utilization of loan commitments and paydowns outpacing new production, partially offset by the acquisition of capital commitment facilities from Signature Bridge Bank in the fourth quarter of 2023.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business declined largely due to paydowns outpacing new production, partially offset by a higher average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business declined primarily driven by a lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined primarily driven by paydowns outpacing new production and a lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits decreased compared to the three months ended March 31, 2023, reflecting the impact of quantitative tightening by the Federal Reserve and competitive pricing dynamics. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first three months of 2023, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

16    The PNC Financial Services Group, Inc. – Form 10-Q

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

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was mostly driven by higher underwriting fees and merger and acquisition advisory fees, partially offset by lower customer-related trading revenue for derivatives.
The PNC Financial Services Group, Inc. – Form 10-Q 17

Asset Management Group

The Asset Management Group strives to be a leading relationship-based provider of investment, planning, credit and cash management solutions and fiduciary services to affluent individuals and institutions by endeavoring to proactively deliver value-added ideas and solutions, and exceptional service. The Asset Management Group’s priorities are to serve our clients’ financial objectives, grow and deepen customer relationships and deliver solid financial performance with prudent risk and expense management.

Table 14: Asset Management Group Table

(Unaudited)
Three months ended March 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$157	$127	$30	24%
Noninterest income	230	230		—
Total revenue	387	357	30	8%
Provision for (recapture of) credit losses	(5)	9	(14)	*
Noninterest expense	265	280	(15)	(5)%
Pretax earnings	127	68	59	87%
Income taxes	30	16	14	88%
Earnings	$97	$52	$45	87%
Average Balance Sheet
Loans
Consumer
Residential real estate	$11,688	$9,174	$2,514	27%
Other consumer	3,758	4,156	(398)	(10)%
Total consumer	15,446	13,330	2,116	16%
Commercial	849	1,246	(397)	(32)%
Total loans	$16,295	$14,576	$1,719	12%
Total assets	$16,728	$14,997	$1,731	12%
Deposits
Noninterest-bearing	$1,617	$1,846	$(229)	(12)%
Interest-bearing	27,064	26,337	727	3%
Total deposits	$28,681	$28,183	$498	2%
Performance Ratios
Return on average assets	2.35%	1.41%
Noninterest income to total revenue	59%	64%
Efficiency	68%	78%
Supplemental Noninterest Income Information
Asset management fees	$227	$224	$3	1%
Brokerage fees		2	$(2)	(100)%
Total	$227	$226	$1	—%
Other Information (a) (b)
Nonperforming assets	$28	$42	$(14)	(33)%
Client Assets Under Administration (in billions) (b) (c)
Discretionary client assets under management
PNC Private Bank	$124	$108	$16	15%
Institutional Asset Management	71	69	2	3%
Total discretionary clients assets under management	195	177	$18	10%
Nondiscretionary client assets under administration	199	156	43	28%
Total	$394	$333	$61	18%
*- Not Meaningful
(a)Net charge-offs - loans and leases were less than $0.5 million for the periods presented.
(b)As of March 31.
(c)Excludes brokerage account client assets.

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

18    The PNC Financial Services Group, Inc. – Form 10-Q

Asset Management Group earnings in the first three months of 2024 increased $45 million compared to the same period in 2023, primarily driven by higher net interest income, a decline in noninterest expense and a provision recapture.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and an increase in average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income was stable as increases in noninterest income from advances in the average equity markets were offset by the impact of client activity.

Noninterest expense decreased in the comparison, reflecting a continued focus on expense management.

Average loans increased compared with the three months ended March 31, 2023, primarily driven by growth in residential mortgage loans.

Average deposits increased in the comparison reflecting growth in CD and deposit sweep balances, partially offset by the impact of quantitative tightening by the Federal Reserve and redeployment of funds to assets under management.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher equity markets as of March 31, 2024.

RISK MANAGEMENT

The Risk Management section included in Item 7 of our 2023 Form 10-K describes our enterprise risk management framework, including risk culture, enterprise strategy, risk governance and oversight framework, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting. Additionally, our 2023 Form 10-K provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to, Credit, Market, Liquidity and Operational (including Compliance and Information Security).

Credit Risk Management
Credit risk, including our credit risk management processes, is described in further detail in the Credit Risk Management section of our 2023 Form 10-K. The following provides additional information around our loan portfolio, which is our most significant concentration of credit risk.

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
The PNC Financial Services Group, Inc. – Form 10-Q 19

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 55% of our total loan portfolio at both March 31, 2024 and December 31, 2023. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	March 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Manufacturing	$29,402	17%	$28,989	16%
Retail/wholesale trade	28,923	16	28,198	16
Financial services	27,640	16	28,422	16
Service providers	21,413	12	21,354	12
Real estate related (a)	15,583	9	16,235	9
Health care	10,193	6	9,808	6
Technology, media & telecommunications	10,158	6	10,249	6
Transportation and warehousing	7,523	4	7,733	4
Other industries	25,957	14	26,592	15
Total commercial and industrial loans	$176,792	100%	$177,580	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.5 billion at March 31, 2024 and are included in commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner; not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries. The comparable amount of owner occupied commercial real estate loans at December 31, 2023 was $9.6 billion.

Commercial Real Estate
Commercial real estate loans comprised $20.8 billion related to commercial mortgages on income-producing properties, $8.5 billion of intermediate-term financing loans, and $6.3 billion of real estate construction project loans as of March 31, 2024. Comparable amounts as of December 31, 2023 were $21.0 billion, $8.0 billion, and $6.4 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, that income serves as the primary source for the repayment of the loan. However, for all commercial real estate assets, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

20    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	March 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,886	17%	$6,133	17%
Texas	3,911	11	3,733	11
Florida	3,855	11	3,738	11
Virginia	1,598	4	1,590	4
Pennsylvania	1,460	4	1,515	4
Maryland	1,327	4	1,344	4
Arizona	1,254	4	1,216	3
Illinois	1,189	3	1,201	3
North Carolina	1,162	3	1,142	3
Ohio	1,148	3	1,157	3
Other	12,801	36	12,667	37
Total commercial real estate loans	$35,591	100%	$35,436	100%
Property Type (a)
Multifamily	$16,058	45%	$15,590	44%
Office	7,803	22	8,019	23
Industrial/warehouse	4,116	12	4,089	12
Retail	2,335	7	2,490	7
Seniors housing	1,834	5	1,772	5
Hotel/motel	1,811	5	1,760	5
Mixed use	388	1	388	1
Other	1,246	3	1,328	3
Total commercial real estate loans	$35,591	100%	$35,436	100%
(a)    Presented in descending order based on loan balances at March 31, 2024.

Commercial Real Estate: Office Portfolio
Given the foundational change in office demand driven by the acceptance of remote work, real estate performance related to the office sector continues to be an area of uncertainty. At March 31, 2024, our outstanding loan balances in the office portfolio totaled $7.8 billion, or 2.4% of total loans, while additional unfunded loan commitments totaled $0.3 billion. Also, the portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at March 31, 2024, criticized loans totaled 26.4% and nonperforming loans totaled 10.5%, while delinquencies were zero. As measured at origination, the weighted average LTV for the office portfolio was 58%; however, updated appraisals have increased the weighted average LTV to 69% as of March 31, 2024. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of March 31, 2024, we have established reserves of 9.7% against office loans.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 57% of the portfolio at March 31, 2024. Within the multi-tenant classification, criticized levels were 45.1% while nonperforming loans totaled 18.1%, accounting for almost all of the nonperforming office population. The weighted average LTV for multi-tenant is 75% at March 31, 2024. Additionally, commercial real estate charge-offs since the beginning of 2023 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 14.4%. The remaining 43% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. This subset of the portfolio is performing considerably better, with approximately 1% of the book in the criticized and nonperforming loan categories. As of March 31, 2024, the weighted average LTV of this book is 59%.

Portfolio management efforts have escalated for the office portfolio, with internal risk ratings completed for each asset quarterly, accelerated reappraisal requirements and elevated approval levels for any credit action. Refreshed appraisals have updated valuations on nearly all of the criticized office exposure since the beginning of 2023. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly.

Given the ongoing change in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 42% over the next twelve months. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on
The PNC Financial Services Group, Inc. – Form 10-Q 21

negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal. We continue to actively manage the portfolio, and we believe reserve levels adequately reflect the expected credit losses in the portfolio.

Commercial Real Estate: Multifamily Portfolio
As of March 31, 2024, our outstanding loan balances in the multifamily portfolio totaled $16.1 billion, or 5.0% of total loans, while additional unfunded loan commitments totaled $3.8 billion. Although inflationary pressures and higher interest rates have impacted internal risk assessments and regulatory classification in this portfolio, we have not seen a notable change in loan performance at this time with regards to nonperformance, delinquency or charge-offs. We continue to closely monitor our exposure in this sector.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both March 31, 2024 and December 31, 2023.

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	March 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,994	42%	$19,911	42%
Texas	3,950	8	4,009	8
Washington	3,497	7	3,467	7
Florida	3,292	7	3,356	7
New Jersey	1,899	4	1,909	4
New York	1,523	3	1,551	3
Arizona	1,410	3	1,431	3
Pennsylvania	1,218	3	1,229	3
Colorado	1,174	2	1,187	2
North Carolina	991	2	989	2
Other	8,438	19	8,505	19
Total residential real estate loans	$47,386	100%	$47,544	100%
	March 31, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		772
LTV of loan originations		73%		73%
(a)Presented in descending order based on loan balances at March 31, 2024.
(b)Weighted-averages calculated for the twelve months ended March 31, 2024 and December 31, 2023, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $42.4 billion at March 31, 2024, with 46% located in California. Comparable amounts at December 31, 2023 were $42.4 billion and 45%, respectively.

Home Equity
Home equity loans comprised $20.6 billion of home equity lines of credit and $5.3 billion of closed-end home equity installment loans at March 31, 2024. Comparable amounts were $20.6 billion and $5.6 billion as of December 31, 2023, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, legacy brokered home equity loans, home equity lines of credit or legacy brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of

22    The PNC Financial Services Group, Inc. – Form 10-Q

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

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	March 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,643	18%	$4,745	18%
New Jersey	3,145	12	3,184	12
Florida	2,225	9	2,230	9
Ohio	2,201	8	2,242	9
California	1,615	6	1,580	6
Texas	1,234	5	1,230	5
Maryland	1,223	5	1,237	5
Michigan	1,189	5	1,214	5
Illinois	1,046	4	1,069	4
North Carolina	1,000	4	1,001	4
Other	6,375	24	6,418	23
Total home equity loans	$25,896	100%	$26,150	100%
Lien type
1st lien		51%		52%
2nd lien		49		48
Total		100%		100%
	March 31, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		772
LTV of loan originations		63%		64%
(a)Presented in descending order based on loan balances at March 31, 2024.
(b)Weighted-averages calculated for the twelve months ended March 31, 2024 and December 31, 2023, respectively.

Automobile
Auto loans comprised $13.8 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio as of March 31, 2024. Comparable amounts as of December 31, 2023 were $13.8 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	March 31, 2024	December 31, 2023
Weighted-average loan origination FICO score (a) (b)
Indirect auto	788	788
Direct auto	787	787
Weighted-average term of loan originations - in months (a)
Indirect auto	73	73
Direct auto	65	65
(a)Weighted-averages calculated for the twelve months ended March 31, 2024 and December 31, 2023, respectively.
(b)Calculated using the auto enhanced FICO scale.

The PNC Financial Services Group, Inc. – Form 10-Q 23

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At March 31, 2024, the portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans. Comparable amounts at December 31, 2023 were 45% and 55%, respectively.

The auto loan portfolio’s performance is measured monthly, including both updated collateral values and FICO scores that are obtained at least quarterly. For internal reporting and risk management, we analyze the portfolio by product channel and product type and regularly evaluate default and delinquency experience. As part of our overall risk analysis and monitoring, we segment the portfolio by geography, channel, collateral attributes and credit metrics which include FICO score, LTV and term.

Nonperforming Assets and Loan Delinquencies
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent full collection of contractual principal and interest is not probable. Loans held for sale, certain government insured or guaranteed loans and loans accounted for under the fair value option are excluded from nonperforming loans. See Note 1 Accounting Policies in our 2023 Form 10-K for details on our nonaccrual policies.

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	March 31, 2024	December 31, 2023	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,514	$1,307	$207	16%
Consumer (a)	866	873	(7)	(1)%
Total nonperforming loans	2,380	2,180	200	9%
OREO and foreclosed assets	35	36	(1)	(3)%
Total nonperforming assets	$2,415	$2,216	$199	9%
Nonperforming loans to total loans	0.74%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.76%	0.69%
Nonperforming assets to total assets	0.43%	0.39%
Allowance for loan and lease losses to nonperforming loans	197%	220%
Allowance for credit losses to nonperforming loans (b)	225%	250%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

Increases in nonperforming assets from December 31, 2023 were primarily driven by higher commercial real estate nonperforming loans.

The following table provides details on the change in nonperforming assets for the three months ended March 31, 2024 and 2023:

Table 22: Change in Nonperforming Assets

In millions	2024	2023
January 1	$2,216	$2,019
New nonperforming assets	616	452
Charge-offs and valuation adjustments	(133)	(122)
Principal activity, including paydowns and payoffs	(188)	(172)
Asset sales and transfers to loans held for sale	(16)	(46)
Returned to performing status	(80)	(83)
March 31	$2,415	$2,048

As of March 31, 2024, approximately 97% of total nonperforming loans were secured by collateral.

24    The PNC Financial Services Group, Inc. – Form 10-Q

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
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	March 31, 2024	December 31, 2023	Change		March 31, 2024	December 31, 2023
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$636	$685	$(49)	(7)%	0.20%	0.21%
Accruing loans past due 60 to 89 days	235	270	(35)	(13)%	0.07%	0.08%
Total early stage loan delinquencies	871	955	(84)	(9)%	0.27%	0.30%
Late stage loan delinquencies
Accruing loans past due 90 days or more	404	429	(25)	(6)%	0.13%	0.13%
Total accruing loans past due	$1,275	$1,384	$(109)	(8)%	0.40%	0.43%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both March 31, 2024 and December 31, 2023.

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

See Note 3 Loans and Related Allowance for Credit Losses for additional information on loan modifications to borrowers experiencing financial difficulty.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2023 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of March 31, 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	March 31, 2024			December 31, 2023
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,673	$176,792	0.95%	$1,806	$177,580	1.02%
Commercial real estate	1,468	35,591	4.12%	1,371	35,436	3.87%
Equipment lease financing	76	6,462	1.18%	82	6,542	1.25%
Total commercial	3,217	218,845	1.47%	3,259	219,558	1.48%
Consumer
Residential real estate	39	47,386	0.08%	61	47,544	0.13%
Home equity	272	25,896	1.05%	276	26,150	1.06%
Automobile	173	14,788	1.17%	173	14,860	1.16%
Credit card	749	6,887	10.88%	766	7,180	10.67%
Education	56	1,859	3.01%	56	1,945	2.88%
Other consumer	187	4,120	4.54%	200	4,271	4.68%
Total consumer	1,476	100,936	1.46%	1,532	101,950	1.50%
Total	4,693	$319,781	1.47%	4,791	$321,508	1.49%
Allowance for unfunded lending related commitments	672			663
Allowance for credit losses	$5,365			$5,454
Allowance for credit losses to total loans			1.68%			1.70%
Commercial			1.71%			1.73%
Consumer			1.60%			1.62%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $117 million and $120 million at March 31, 2024 and December 31, 2023, respectively.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Three months ended March 31	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2024
Commercial
Commercial and industrial	$84	$19	$65	0.15%
Commercial real estate	56	2	54	0.61%
Equipment lease financing	8	2	6	0.37%
Total commercial	148	23	125	0.23%
Consumer
Residential real estate	1	3	(2)	(0.02)%
Home equity	10	9	1	0.02%
Automobile	32	25	7	0.19%
Credit card	92	15	77	4.46%
Education	4	2	2	0.42%
Other consumer	43	10	33	3.16%
Total consumer	182	64	118	0.47%
Total	$330	$87	$243	0.30%
2023
Commercial
Commercial and industrial	$104	$20	$84	0.19%
Commercial real estate	12	2	10	0.11%
Equipment lease financing	4	3	1	0.06%
Total commercial	120	25	95	0.17%
Consumer
Residential real estate	3	3
Home equity	6	11	(5)	(0.08)%
Automobile	33	24	9	0.24%
Credit card	74	11	63	3.70%
Education	4	2	2	0.37%
Other consumer	42	11	31	2.57%
Total consumer	162	62	100	0.40%
Total	$282	$87	$195	0.24%

Total net charge-offs increased $48 million, or 25%, for the first three months of 2024 compared to the same period in 2023. The increase in the comparison was primarily attributable to higher commercial real estate net charge-offs.

See Note 1 Accounting Policies in our 2023 Form 10-K and Note 3 Loans and Related Allowance for Credit Losses of this Report for additional information.
Liquidity and Capital Management
Our liquidity risk framework and related monitoring measures and tools, including internal liquidity stress testing as well as compliance with internal and regulatory limits and guidelines, are described in further detail in the Liquidity and Capital Management section of our 2023 Form 10-K.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2024. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the first quarter of 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 27

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2023 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $425.6 billion at March 31, 2024 from $421.4 billion at December 31, 2023. Noninterest-bearing deposit balances decreased driven by a decline in commercial noninterest-bearing balances. Interest-bearing deposits increased reflecting higher commercial and consumer interest-bearing balances. As of March 31, 2024, uninsured deposits represented approximately 43% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, including long-term debt (senior notes, subordinated debt and FHLB borrowings) and short-term borrowings (securities sold under repurchase agreements, commercial paper and other short-term borrowings). See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review and Note 7 Borrowed Funds in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2024
January 1	$31.7
Issuances	2.5
Calls and maturities	(1.1)
Other	(0.4)
March 31	$32.7

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

PNC defines our primary contingent liquidity sources as cash held at the Federal Reserve Bank, investment securities and unused borrowing capacity at the FHLB and Federal Reserve Bank. The following table summarizes our primary contingent liquidity sources at March 31, 2024 and December 31, 2023:
Table 27: Primary Contingent Liquidity Sources

In billions	March 31, 2024	December 31, 2023
Cash balance with Federal Reserve Bank	$53.2	$43.3
Available investment securities (a)	56.7	98.5
Unused borrowing capacity from FHLB (b)	37.4	35.4
Unused borrowing capacity from Federal Reserve Bank (c)	83.9	47.2
Total available contingent liquidity	$231.2	$224.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At March 31, 2024, total FHLB borrowing capacity was $74.4 billion and total FHLB borrowings were $37.0 billion. Comparable amounts at December 31, 2023 were $73.4 billion and $38.0 billion, respectively.
(c)Total borrowing capacity with the Federal Reserve Bank was $83.9 billion at March 31, 2024 and $47.2 billion at December 31, 2023. PNC had no outstanding borrowings with the Federal Reserve Bank at March 31, 2024 and December 31, 2023.

As part of PNC’s contingency planning, we prepositioned a portion of our available held to maturity investment securities at the Federal Reserve Bank’s Discount Window during the first quarter of 2024, supporting our resilience and operational readiness.

28    The PNC Financial Services Group, Inc. – Form 10-Q

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At March 31, 2024, PNC Bank’s remaining capacity to issue under the program was $33.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At March 31, 2024, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank or issuing intercompany senior unsecured notes.
Parent Company Liquidity
In addition to managing liquidity risk at the bank level, we manage the parent company’s liquidity. The parent company’s contractual obligations consist primarily of debt service related to parent company borrowings and funding non-bank affiliates. Additionally, the parent company maintains liquidity to fund discretionary activities such as paying dividends to our shareholders, share repurchases and acquisitions.

At March 31, 2024, available parent company liquidity totaled $21.7 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $5.7 billion at March 31, 2024. See Note 19 Regulatory Matters in our 2023 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At March 31, 2024, there were no issuances outstanding under this program.
The following table details parent company note issuances in the first quarter of 2024:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 22, 2024	$1.0 billion	$1.0 billion of senior fixed-to-floating notes with a maturity date of January 21, 2028. Interest is payable semi-annually in arrears at a fixed rate of 5.300% per annum, on January 21 and July 21 of each year, beginning on July 21, 2024. Beginning on January 21, 2027, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.342%, on April 21, 2027, July 21, 2027, October 21, 2027 and at the maturity date.
January 22, 2024	$1.5 billion	$1.5 billion of senior fixed-to-floating notes with a maturity date of January 22, 2035. Interest is payable semi-annually in arrears at a fixed rate of 5.676% per annum, on January 22 and July 22 of each year, beginning on July 22, 2024. Beginning on January 22, 2034, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.902%, on April 22, 2034, July 22, 2034, October 22, 2034 and at the maturity date.

Parent company senior and subordinated debt carrying value totaled $25.0 billion and $24.0 billion at March 31, 2024 and December 31, 2023, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Contractual Obligations and Commitments
We have contractual obligations representing required future payments on borrowed funds, time deposits, leases, pension and postretirement benefits and purchase obligations. See the Liquidity and Capital Management portion of the Risk Management section of our 2023 Form 10-K for more information on these future cash outflows. Additionally, in the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. We provide information on our commitments in Note 8 Commitments.

Credit Ratings
PNC’s credit ratings affect the cost and availability of short and long-term funding, collateral requirements for certain derivative instruments and the ability to offer certain products.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition. For additional information on the potential impacts from a downgrade to our credit ratings, see Item 1A Risk Factors in our 2023 Form 10-K.
The following table presents credit ratings and outlook for PNC as of March 31, 2024:
Table 29: Credit Ratings and Outlook

March 31, 2024
	Moody’s	Standard & Poor’s	Fitch
Parent Company
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	A	AA-
Short-term deposits	P-1	A-1	F1+
Short-term notes	P-1	A-1	F1
PNC
Agency rating outlook	Negative	Stable	Stable

Capital Management
Detailed information on our capital management processes and activities is included in the Supervision and Regulation section of Item 1 of our 2023 Form 10-K.

We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases, and managing dividend policies and retaining earnings.

In the first quarter of 2024, PNC returned $0.8 billion of capital to shareholders, reflecting more than $0.6 billion of dividends on common shares and more than $0.1 billion of common share repurchases, representing 0.9 million shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 44% were still available for repurchase at March 31, 2024. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, second quarter of 2024 share repurchase activity is expected to approximate the recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.

On April 3, 2024 the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share to be paid on May 6, 2024 to shareholders of record at the close of business April 15, 2024.

30    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

	March 31, 2024
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,774)	$(3,774)
Retained earnings	57,154	56,913
Goodwill, net of associated deferred tax liabilities	(10,700)	(10,700)
Other disallowed intangibles, net of deferred tax liabilities	(282)	(282)
Other adjustments/(deductions)	(88)	(90)
Common equity Tier 1 capital (c)	$42,310	$42,067
Additional Tier 1 capital
Preferred stock plus related surplus	6,242	6,242
Tier 1 capital	$48,552	$48,309
Additional Tier 2 capital
Qualifying subordinated debt	2,874	2,874
Eligible credit reserves includable in Tier 2 capital	5,018	5,220
Total Basel III capital	$56,444	$56,403
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$420,342	$420,397
Average quarterly adjusted total assets	$556,568	$556,326
Supplementary leverage exposure (e)	$667,048	$667,047
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	10.1%	10.0%
Tier 1	11.6%	11.5%
Total	13.4%	13.4%
Leverage (g)	8.7%	8.7%
Supplementary leverage ratio (e)	7.3%	7.2%
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
The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2023 Form 10-K.
At March 31, 2024, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

The PNC Financial Services Group, Inc. – Form 10-Q 31

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our March 31, 2024 capital levels were aligned with them.

We provide additional information regarding regulatory capital requirements and some of their potential impacts, including the proposed rules to adjust the Basel III framework, in the Supervision and Regulation section of Item 1 Business, Item 1A Risk Factors and Note 19 Regulatory Matters in our 2023 Form 10-K.

Market Risk Management
See the Market Risk Management portion of the Risk Management section in our 2023 Form 10-K for additional discussion regarding market risk.

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
NII Sensitivity results for the first quarters of 2024 and 2023 follow:

Table 31: Net Interest Income Sensitivity Analysis

	First Quarter 2024	First Quarter 2023
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	(0.2)%	2.5%
200 basis point instantaneous decrease	(0.2)%	(3.3)%
(a) The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting net interest income, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the first quarter of 2024, the projected balance sheet composition by the end of year one is generally consistent with the spot composition as of the first quarter of 2024.
Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate, with the relationship between deposit rates and Federal Funds rate defined as deposit beta. We define cumulative deposit beta as the change in deposit rate paid on interest-bearing non-maturity deposits divided by the change in the upper level of the stated Federal Funds rate range since the first quarter of 2022, the start of the current rising rate cycle. As of March 31, 2024 PNC’s cumulative deposit beta was 45%, an increase from 35% at March 31, 2023. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience and future expectations. Our scenario assumes that deposit betas increased slightly from current levels. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: PNC uses interest rate derivatives to hedge floating rate commercial loans. PNC had $36.5 billion in receive fix / pay float swaps as of March 31, 2024, with a weighted average duration of 2.0 years and an average fixed rate of 2.30%. As of March 31, 2024 PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these

32    The PNC Financial Services Group, Inc. – Form 10-Q

commercial loans. Additionally, PNC utilizes receive fix / pay float swaps as a means of hedging fixed rate debt. See Note 12 Financial Derivatives in this report for additional information on how we use derivatives to hedge commercial loans and fixed rate debt.
EVE sensitivity results for the first quarter of 2024 and 2023 follow:
Table 32: Economic Value of Equity Sensitivity Analysis

	First Quarter 2024	First Quarter 2023
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(5.7)%	(4.3)%
200 basis point instantaneous decrease	(1.6)%	(4.9)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. These methodologies are largely consistent between the EVE and NII sensitivity analyses. Additionally, deposit attrition is a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions including accelerated attrition for pandemic related excess deposits. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition on our risk metrics, with the results reported to ALCO.

Compared to the first quarter of 2023, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. VaR is calculated for each of the portfolios that comprise our customer-related trading activities of which the majority are covered positions as defined by the Market Risk Rule. VaR is computed with positions and market risk factors updated daily to ensure each portfolio is operating within its acceptable limits. See the Market Risk Management – Customer-Related Trading Risk section of our 2023 Form 10-K for more information on our models used to calculate VaR and our backtesting process.

Customer-related trading revenue was $16 million for the three months ended March 31, 2024, compared to $84 million for the three months ended March 31, 2023. The decrease was primarily due to lower derivative client sales revenues, partially offset by securities underwriting client revenues.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	March 31, 2024	December 31, 2023	Change
Dollars in millions			$	%
Tax credit investments	$4,233	$4,331	$(98)	(2)%
Private equity and other	4,047	3,983	64	2%
Total	$8,280	$8,314	$(34)	—

The PNC Financial Services Group, Inc. – Form 10-Q 33

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.2 billion and $2.5 billion at March 31, 2024 and December 31, 2023, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2023 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.2 billion at both March 31, 2024 and December 31, 2023. As of March 31, 2024, $2.0 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

Included in our other equity investments are Visa Class B-1 common shares, which are recorded at cost. Visa Class B-1 common shares that we own are transferable only under limited circumstances until they can be converted into shares of the publicly-traded Class A common shares, which cannot happen until the resolution of the pending interchange litigation, subject to the exchange offer described in Note 16 Subsequent Events. Based upon the March 31, 2024 per share closing price of $279.08 for a Visa Class A common share, the estimated value of our total investment in the Class B-1 common shares was approximately $1.6 billion at the current conversion rate of Visa B-1 shares to Visa A shares, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa B-1 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2023 Form 10-K and Note 13 Legal Proceedings in this Report for additional information regarding our Visa agreements. See Note 16 Subsequent Events for additional details on Visa’s recently announced exchange offer for Visa Class B-1 common stock.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains (losses) related to these investments were $(6) million for the three months ended March 31, 2024 and $21 million for the three months ended March 31, 2023.

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

Further information on our financial derivatives is presented in Note 1 Accounting Policies, Note 14 Fair Value and Note 15 Financial Derivatives in our 2023 Form 10-K and in Note 11 Fair Value and Note 12 Financial Derivatives in this Report.

Not all elements of market and credit risk are addressed through the use of financial derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market changes, among other reasons.

RECENT REGULATORY DEVELOPMENTS

Federal agencies and states, including the federal agencies responsible for the Federal Acquisition Regulations, California, and most recently in March 2024, the SEC, have separately proposed or finalized rules that would require certain companies or government contractors, such as PNC or PNC Bank, to disclose significant amounts of climate-related information. This information includes qualitative and quantitative disclosures of material climate-related risks and their impact, governance and management, targets and goals, and greenhouse gas emissions. The greenhouse gas emissions disclosures include the company’s direct emissions from owned or controlled sources (Scope 1) and indirect emissions from the company’s consumption of energy purchased from third parties (Scope 2), and in the case of the Federal Acquisition Regulations proposal for a “major contractor” and California laws, disclosures related to indirect emissions from upstream and downstream activities in the company’s value chain (Scope 3). If and when all the rules are finalized, PNC and PNC Bank may face potentially differing standards from the agencies or California. Numerous lawsuits have challenged the SEC and California rules, and on April 4, 2024, the SEC voluntarily stayed implementation of its final rules pending resolution of the lawsuits challenging the SEC rules.

34    The PNC Financial Services Group, Inc. – Form 10-Q

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS
Our consolidated financial statements are prepared by applying certain accounting policies. Note 1 Accounting Policies in our 2023 Form 10-K describes the most significant accounting policies that we use. Certain of these policies require us to make estimates or economic assumptions that may vary under different assumptions or conditions, and such variations may significantly affect our reported results and financial position for the period or in future periods. The policies and judgments related to residential and commercial MSRs and Level 3 fair value measurements are described in Critical Accounting Estimates and Judgments in our 2023 Form 10-K. The following details the critical estimates and judgments around the ACL.

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

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1
Accounting Policies in our 2023 Form 10-K.

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

To forecast the distribution of economic outcomes over the reasonable and supportable forecast period, we generate four economic forecast scenarios using a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking expert judgment. Each scenario is then given an associated probability (weight) to represent our current expectation within that distribution over the forecast period. This process is informed by current economic conditions, expected business cycle evolution and the expert judgment of PNC’s RAC. This approach seeks to provide a reasonable representation of the forecast of expected economic outcomes and is used to estimate expected credit losses across a variety of loans, securities and other financial assets. Each quarter, the scenarios and their respective weights are presented to RAC for approval.

The scenarios used for the period ended March 31, 2024 consider, among other factors, ongoing inflationary pressures and the corresponding tightness of monetary policy and credit availability. While recession risks remain elevated, our most-likely expectation at March 31, 2024 is that the U.S. economy narrowly avoids a recession in 2024.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at March 31, 2024 and December 31, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 35

Table 34: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of March 31, 2024
	2024	2025	2026
U.S. real GDP (a)	0.8%	1.7%	2.1%
U.S. unemployment rate (b)	4.6%	4.8%	4.3%
	Assumptions as of December 31, 2023
	2024	2025	2026
U.S. real GDP (a)	0.1%	1.5%	2.0%
U.S. unemployment rate (b)	4.5%	4.6%	4.2%
(a)Represents year-over-year growth (loss) rates.
(b)Represents quarterly average rate at December 31, 2024, 2025 and 2026, respectively.

Real GDP growth is expected to end 2024 at 0.8% on a weighted average basis, up from the 0.1% assumed at December 31, 2023, primarily due to stronger expected economic activity in 2024 than what was expected at the end of 2023. Growth then rises to 1.7% in 2025, before growing to 2.1% in 2026. The weighted-average unemployment rate is expected to end 2024 at 4.6%, up slightly from the 4.5% assumed at December 31, 2023. During the second half of 2025, the weighted-average unemployment increases to a peak of 5.0% before gradually improving to 4.8% by the fourth quarter of 2025. Further improvement is then expected in 2026 with the rate reaching 4.3% by the fourth quarter of 2026.

The current state of the economy continues to reflect uncertainty due to the foundational change in office demand from the acceptance of remote work, combined with inflationary pressures, interest rate movements, and declining consumer savings and deposit balances. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analyses around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

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

See the following for additional information related to our ACL:
•Allowance for Credit Losses in the Credit Risk Management section of this Financial Review,
•Note 2 Investment Securities, and Note 3 Loans and Related Allowance for Credit Losses in this Report, and
•Note 1 Accounting Policies in our 2023 Form 10-K.

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
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity, or Consolidated Statement of Cash Flows.
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
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity, or Consolidated Statement of Cash Flows.
• We expect to provide additional disaggregated income tax disclosures in accordance with this ASU.
• We are evaluating when to adopt the amendments of this ASU.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first quarter of 2024 that impacted our financial statements.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2024, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2024, and that there has been no change in PNC’s internal control over financial reporting that occurred
The PNC Financial Services Group, Inc. – Form 10-Q 37

during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–PNC’s baseline forecast is for slower economic growth in 2024 as consumer spending growth slows and higher interest rates remain a drag on the economy. The ongoing strength of the labor market will continue to support consumer spending. The FOMC is indicating that it will start to cut the federal funds rate later this year, with rate cuts supporting economic growth toward the end of 2024.
–Real GDP growth this year will be close to its trend of 2% and the unemployment rate will increase modestly to just above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, moving back to the Federal Reserve’s 2% long-term objective by the end of 2025.
–PNC expects the federal funds rate to remain unchanged between 5.25% and 5.50% through at least the first half of 2024, with federal funds rate cuts starting in the third quarter as inflationary pressures ease further. PNC expects two federal funds rate cuts in 2024, with the rate ending this year in a range between 4.75% and 5.00%.
•PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding minimum capital levels, including a stress capital buffer established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process.
•PNC’s regulatory capital ratios in the future will depend on, among other things, PNC’s financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of PNC’s balance sheet. In addition, PNC’s ability to determine, evaluate and forecast regulatory capital ratios, and to take actions (such as capital distributions) based on actual or forecasted capital ratios, will be dependent at least in part on the development, validation and regulatory review of related models and the reliability of and risks resulting from extensive use of such models.
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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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
•We grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired or strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, the integration of the acquired businesses into PNC after closing or any failure to execute strategic or operational plans.
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
We provide greater detail regarding these as well as other factors in our 2023 Form 10-K and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

The PNC Financial Services Group, Inc. – Form 10-Q 39

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended March 31
In millions, except per share data	2024	2023
Interest Income
Loans	$4,819	$4,258
Investment securities	883	885
Other	798	516
Total interest income	6,500	5,659
Interest Expense
Deposits	2,077	1,291
Borrowed funds	1,159	783
Total interest expense	3,236	2,074
Net interest income	3,264	3,585
Noninterest Income
Asset management and brokerage	364	356
Capital markets and advisory	259	262
Card and cash management	671	659
Lending and deposit services	305	306
Residential and commercial mortgage	147	177
Other	135	258
Total noninterest income	1,881	2,018
Total revenue	5,145	5,603
Provision For Credit Losses	155	235
Noninterest Expense
Personnel	1,794	1,826
Occupancy	244	251
Equipment	341	350
Marketing	64	74
Other	891	820
Total noninterest expense	3,334	3,321
Income before income taxes and noncontrolling interests	1,656	2,047
Income taxes	312	353
Net income	1,344	1,694
Less: Net income attributable to noncontrolling interests	14	17
Preferred stock dividends	81	68
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	$1,247	$1,607
Earnings Per Common Share
Basic	$3.10	$3.98
Diluted	$3.10	$3.98
Average Common Shares Outstanding
Basic	400	401
Diluted	400	402
See accompanying Notes To Consolidated Financial Statements.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2024	2023
Net income	$1,344	$1,694
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	(179)	869
Net change in cash flow hedge derivatives	(250)	527
Pension and other postretirement benefit plan adjustments	(2)	(10)
Net change in Other	(2)	4
Other comprehensive income (loss), before tax and net of reclassifications into Net income	(433)	1,390
Income tax benefit (expense) related to items of other comprehensive income	103	(326)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	(330)	1,064
Comprehensive income	1,014	2,758
Less: Comprehensive income attributable to noncontrolling interests	14	17
Comprehensive income attributable to PNC	$1,000	$2,741
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 41

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	March 31 2024	December 31 2023
In millions, except par value
Assets
Cash and due from banks	$5,933	$6,921
Interest-earning deposits with banks	53,612	43,804
Loans held for sale (a)	743	734
Investment securities – available for sale	42,280	41,785
Investment securities – held to maturity	88,180	90,784
Loans (a)	319,781	321,508
Allowance for loan and lease losses	(4,693)	(4,791)
Net loans	315,088	316,717
Equity investments	8,280	8,314
Mortgage servicing rights	3,762	3,686
Goodwill	10,932	10,932
Other (a)	37,352	37,903
Total assets	$566,162	$561,580
Liabilities
Deposits
Noninterest-bearing	$98,061	$101,285
Interest-bearing	327,563	320,133
Total deposits	425,624	421,418
Borrowed funds
Federal Home Loan Bank borrowings	37,000	38,000
Senior debt	27,907	26,836
Subordinated debt	4,827	4,875
Other (b)	2,973	3,026
Total borrowed funds	72,707	72,737
Allowance for unfunded lending related commitments	672	663
Accrued expenses and other liabilities (b)	15,785	15,621
Total liabilities	514,788	510,439
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,116,260 and 543,116,271 shares)	2,716	2,716
Capital surplus	19,032	19,020
Retained earnings	56,913	56,290
Accumulated other comprehensive income (loss)	(8,042)	(7,712)
Common stock held in treasury at cost: 145,068,954 and 145,087,054 shares	(19,279)	(19,209)
Total shareholders’ equity	51,340	51,105
Noncontrolling interests	34	36
Total equity	51,374	51,141
Total liabilities and equity	$566,162	$561,580
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.7 billion, Loans held for investment of $1.2 billion and Other assets of $0.1 billion at March 31, 2024. Comparable amounts at December 31, 2023 were $0.7 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at March 31, 2024. Comparable amounts at December 31, 2023 were less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended March 31
	2024	2023
Operating Activities
Net income	$1,344	$1,694
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	155	235
Depreciation, amortization and accretion	37	65
Deferred income taxes (benefit)	(44)	(30)
Changes in fair value of mortgage servicing rights	(43)	174
Net change in
Trading securities and other short-term investments	434	(385)
Loans held for sale and related securitization activity	11	(11)
Other assets	(300)	1,108
Accrued expenses and other liabilities	(263)	(1,142)
Other operating activities, net	427	168
Net cash provided (used) by operating activities	$1,758	$1,876
Investing Activities
Sales
Securities available for sale	$(63)	$(73)
Loans	96	215
Repayments/maturities
Securities available for sale	1,056	2,293
Securities held to maturity	2,883	1,502
Purchases
Securities available for sale	(1,766)	(612)
Securities held to maturity	(56)	(1,324)
Loans	(279)	(261)
Net change in
Federal funds sold and resale agreements	(4)	32
Interest-earning deposits with banks	(9,808)	(6,580)
Loans	1,667	(587)
Other investing activities, net	(91)	(317)
Net cash provided (used) by investing activities	$(6,365)	$(5,712)
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Three months ended March 31
	2024	2023
Financing Activities
Net change in
Noninterest-bearing deposits	$(3,260)	$(6,462)
Interest-bearing deposits	7,430	7,023
Federal funds purchased and repurchase agreements	(167)	(94)
Short-term Federal Home Loan Bank borrowings		(50)
Other borrowed funds	95	(74)
Sales/issuances
Senior debt	2,490	2,743
Other borrowed funds	181	167
Preferred stock		1,484
Common and treasury stock	24	26
Repayments/maturities
Federal Home Loan Bank borrowings	(1,000)	(5)
Senior debt	(1,050)
Subordinated debt		(750)
Other borrowed funds	(196)	(141)
Acquisition of treasury stock	(223)	(459)
Preferred stock cash dividends paid	(81)	(68)
Common stock cash dividends paid	(624)	(607)
Net cash provided (used) by financing activities	$3,619	$2,733
Net Increase (Decrease) In Cash And Due From Banks And Restricted Cash	$(988)	$(1,103)
Cash and due from banks and restricted cash at beginning of period	6,921	7,043
Cash and due from banks and restricted cash at end of period	$5,933	$5,940
Cash And Due From Banks And Restricted Cash
Cash and due from banks at end of period (unrestricted cash)	$4,999	$5,335
Restricted cash	934	605
Cash and due from banks and restricted cash at end of period	$5,933	$5,940
Supplemental Disclosures
Interest paid	$2,861	$1,691
Income taxes paid	$35	$56
Income taxes refunded	$6	$3
Leased assets obtained in exchange for new operating lease liabilities	$75	$45
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$8	$106
Transfer from loans to foreclosed assets	$13	$16
See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 90 for a glossary of certain terms and acronyms used in this Report.

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

When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2023 Form 10-K. Reference is made to Note 1 Accounting Policies in our 2023 Form 10-K for a detailed description of significant accounting policies. These interim consolidated financial statements serve to update our 2023 Form 10-K and may not include all information and Notes necessary to constitute a complete set of financial statements. There have been no significant changes to our accounting policies as disclosed in our 2023 Form 10-K.

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

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first quarter of 2024 that impacted our financial statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)(b)

	March 31, 2024				December 31, 2023
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$8,516	$14	$(650)	$7,880	$7,596	$22	$(667)	$6,951
Residential mortgage-backed
Agency	30,001	24	(3,183)	26,842	30,643	46	(2,809)	27,880
Non-agency	563	113	(8)	668	585	118	(7)	696
Commercial mortgage-backed
Agency	1,780	1	(142)	1,639	1,680	1	(135)	1,546
Non-agency	866		(32)	834	913	1	(45)	869
Asset-backed	1,804	25	(2)	1,827	1,092	25	(1)	1,116
Other	2,714	43	(167)	2,590	2,844	44	(161)	2,727
Total securities available for sale	$46,244	$220	$(4,184)	$42,280	$45,353	$257	$(3,825)	$41,785
Securities Held to Maturity
U.S. Treasury and government agencies	$35,469	$1	$(1,342)	$34,128	$36,529	$9	$(1,141)	$35,397
Residential mortgage-backed
Agency	41,970	28	(3,470)	38,528	42,686	92	(2,733)	40,045
Non-agency	256		(21)	235	259		(17)	242
Commercial mortgage-backed
Agency	946	4	(29)	921	939	9	(23)	925
Non-agency	1,259	1	(20)	1,240	1,373	2	(27)	1,348
Asset-backed	5,264	20	(34)	5,250	5,890	17	(39)	5,868
Other	3,016	30	(47)	2,999	3,108	50	(35)	3,123
Total securities held to maturity (d)	$88,180	$84	$(4,963)	$83,301	$90,784	$179	$(4,015)	$86,948
(a) At March 31, 2024, the accrued interest associated with our held to maturity and available for sale portfolios totaled $244 million and $140 million, respectively. The comparable amounts at December 31, 2023 were $281 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both March 31, 2024 and December 31, 2023.
(c) Amortized cost is presented net of allowance of $87 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities, and $6 million for securities held to maturity at March 31, 2024. The comparable amounts at December 31, 2023 were $86 million and $6 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $4.0 billion at March 31, 2024 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2023 was $4.2 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at March 31, 2024 included $262 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for March 31, 2023 was $30 million of net unsettled sales.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At March 31, 2024, the allowance for investment securities was $93 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2023 was $92 million. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At March 31, 2024, AOCI included pretax losses of $289 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at March 31, 2024 and December 31, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair
46    The PNC Financial Services Group, Inc. – Form 10-Q

value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of March 31, 2024, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
March 31, 2024
U.S. Treasury and government agencies	$(2)	$663	$(648)	$6,004	$(650)	$6,667
Residential mortgage-backed
Agency	(18)	1,965	(3,165)	23,252	(3,183)	25,217
Non-agency	(1)	28	(5)	83	(6)	111
Commercial mortgage-backed
Agency	(1)	186	(141)	1,418	(142)	1,604
Non-agency			(32)	691	(32)	691
Asset-backed	(1)	411	(1)	38	(2)	449
Other	(2)	109	(142)	1,979	(144)	2,088
Total securities available for sale	$(25)	$3,362	$(4,134)	$33,465	$(4,159)	$36,827
December 31, 2023
U.S. Treasury and government agencies			$(666)	$6,035	$(666)	$6,035
Residential mortgage-backed
Agency	$(4)	$1,015	(2,805)	24,306	(2,809)	25,321
Non-agency	(1)	15	(4)	84	(5)	99
Commercial mortgage-backed
Agency			(135)	1,495	(135)	1,495
Non-agency			(45)	731	(45)	731
Asset-backed			(1)	9	(1)	9
Other	(3)	78	(136)	2,106	(139)	2,184
Total securities available for sale	$(8)	$1,108	$(3,792)	$34,766	$(3,800)	$35,874

Gross Gains (Losses) on Sales of Securities Available for Sale

Gross gains on sales of securities were less than $1 million for both the three months ended March 31, 2024 and March 31, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 47

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at March 31, 2024:
Table 37: Contractual Maturity of Debt Securities

March 31, 2024 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$2,194	$2,994	$1,153	$2,175	$8,516
Residential mortgage-backed
Agency	1	233	3,592	26,175	30,001
Non-agency			12	551	563
Commercial mortgage-backed
Agency	9	659	763	349	1,780
Non-agency	1	106	91	668	866
Asset-backed		523	258	1,023	1,804
Other	276	1,969	316	153	2,714
Total securities available for sale at amortized cost	$2,481	$6,484	$6,185	$31,094	$46,244
Fair value	$2,442	$6,044	$5,873	$27,921	$42,280
Weighted-average yield, GAAP basis (a)	1.07%	2.44%	3.21%	3.18%	2.97%
Securities Held to Maturity
U.S. Treasury and government agencies	$8,727	$24,221	$1,629	$892	$35,469
Residential mortgage-backed
Agency		10	325	41,635	41,970
Non-agency				256	256
Commercial mortgage-backed
Agency		150	528	268	946
Non-agency	29	50		1,180	1,259
Asset-backed	16	1,518	2,368	1,362	5,264
Other	256	985	473	1,302	3,016
Total securities held to maturity at amortized cost	$9,028	$26,934	$5,323	$46,895	$88,180
Fair value	$8,894	$25,924	$5,140	$43,343	$83,301
Weighted-average yield, GAAP basis (a)	0.98%	1.56%	3.92%	2.91%	2.36%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At March 31, 2024, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $36.6 billion and $31.7 billion and fair value of $33.3 billion and $29.1 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 38: Fair Value of Securities Pledged and Accepted as Collateral

In millions	March 31, 2024	December 31, 2023
Pledged to others	$68,193	$29,878
Accepted from others:
Permitted by contract or custom to sell or repledge	$819	$755
Permitted amount repledged to others	$819	$755

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

48    The PNC Financial Services Group, Inc. – Form 10-Q

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
• Credit card
• Education
• Other consumer

See Note 1 Accounting Policies in our 2023 Form 10-K for additional information on our loan related policies.

Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk within the loan portfolio based on our defined loan classes. In doing so, we use several credit quality indicators, including, but not limited to, trends in delinquency rates, nonperforming status, analyses of PD and LGD ratings, updated credit scores and originated and updated LTV ratios.
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes fostered by the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

Table 39 presents the composition and delinquency status of our loan portfolio at March 31, 2024 and December 31, 2023. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
The PNC Financial Services Group, Inc. – Form 10-Q 49

Table 39: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
March 31, 2024
Commercial
Commercial and industrial	$175,964	$125	$35	$90	$250		$578		$176,792
Commercial real estate	34,666	2			2		923		35,591
Equipment lease financing	6,423	22	4		26		13		6,462
Total commercial	217,053	149	39	90	278		1,514		218,845
Consumer
Residential real estate	46,072	257	92	175	524	(c)	284	$506	47,386
Home equity	25,278	64	24		88		464	66	25,896
Automobile	14,586	81	19	5	105		97		14,788
Credit card	6,706	49	37	82	168		13		6,887
Education	1,774	25	17	43	85	(c)			1,859
Other consumer	4,085	11	7	9	27		8		4,120
Total consumer	98,501	487	196	314	997		866	572	100,936
Total	$315,554	$636	$235	$404	$1,275		$2,380	$572	$319,781
Percentage of total loans	98.68%	0.20%	0.07%	0.13%	0.40%		0.74%	0.18%	100.00%
December 31, 2023
Commercial
Commercial and industrial	$176,796	$104	$45	$76	$225		$559		$177,580
Commercial real estate	34,685	7		9	16		735		35,436
Equipment lease financing	6,480	41	8		49		13		6,542
Total commercial	217,961	152	53	85	290		1,307		219,558
Consumer
Residential real estate	46,159	282	101	192	575	(c)	294	$516	47,544
Home equity	25,533	63	27		90		458	69	26,150
Automobile	14,638	91	20	7	118		104		14,860
Credit card	6,991	54	39	86	179		10		7,180
Education	1,850	27	19	49	95	(c)			1,945
Other consumer	4,227	16	11	10	37		7		4,271
Total consumer	99,398	533	217	344	1,094		873	585	101,950
Total	$317,359	$685	$270	$429	$1,384		$2,180	$585	$321,508
Percentage of total loans	98.71%	0.21%	0.08%	0.13%	0.43%		0.68%	0.18%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.5 billion at both March 31, 2024 and December 31, 2023. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.3 billion and $0.1 billion at both March 31, 2024 and December 31, 2023.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.9 billion and $1.0 billion at March 31, 2024 and December 31, 2023, respectively.
(f)Collateral dependent loans totaled $1.4 billion at both March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, we pledged $50.8 billion of commercial and other loans to the Federal Reserve Bank and $90.9 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2023 were $51.3 billion and $89.5 billion, respectively. Amounts pledged reflect the unpaid principal balances.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2023 Form 10-K for additional information on our nonperforming loan and lease policies.
50    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents our nonperforming assets as of March 31, 2024 and December 31, 2023:
Table 40: Nonperforming Assets

Dollars in millions	March 31, 2024	December 31, 2023
Nonperforming loans
Commercial	$1,514	$1,307
Consumer (a)	866	873
Total nonperforming loans (b)	2,380	2,180
OREO and foreclosed assets	35	36
Total nonperforming assets	$2,415	$2,216
Nonperforming loans to total loans	0.74%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.76%	0.69%
Nonperforming assets to total assets	0.43%	0.39%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.5 billion at both March 31, 2024 and December 31, 2023. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2023 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
The PNC Financial Services Group, Inc. – Form 10-Q 51

The following table presents credit quality indicators for our commercial loan classes:
Table 41: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
March 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$5,497		$20,187	$23,601	$6,708	$5,544	$14,938	$88,965	$760	$166,200
Criticized	181		949	2,336	810	298	855	5,115	48	10,592
Total commercial and industrial loans	5,678		21,136	25,937	7,518	5,842	15,793	94,080	808	176,792
Gross charge-offs (b)	4	(c)	8	9	17	1	2	42	1	84
Commercial real estate
Pass Rated	474		4,666	8,362	2,949	2,019	11,485	453		30,408
Criticized	87		183	1,549	507	503	2,302	1	51	5,183
Total commercial real estate loans	561		4,849	9,911	3,456	2,522	13,787	454	51	35,591
Gross charge-offs (b)						1	55			56
Equipment lease financing
Pass Rated	307		1,456	1,360	642	637	1,648			6,050
Criticized	12		110	82	77	46	85			412
Total equipment lease financing loans	319		1,566	1,442	719	683	1,733			6,462
Gross charge-offs (b)			2	2	2	1	1			8
Total commercial loans	$6,558		$27,551	$37,290	$11,693	$9,047	$31,313	$94,534	$859	$218,845
Total commercial gross charge-offs	$4		$10	$11	$19	$3	$58	$42	$1	$148

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,019		$26,657	$7,562	$5,783	$4,110	$11,982	$88,467	$573	$168,153
Criticized	838		1,781	739	331	281	698	4,708	51	9,427
Total commercial and industrial loans	23,857		28,438	8,301	6,114	4,391	12,680	93,175	624	177,580
Gross charge-offs (b)	25	(c)	32	33	8	3	26	105	12	244
Commercial real estate
Pass Rated	4,182		8,571	2,986	2,190	4,887	7,411	383		30,610
Criticized	155		1,300	455	490	622	1,753	51		4,826
Total commercial real estate loans	4,337		9,871	3,441	2,680	5,509	9,164	434		35,436
Gross charge-offs (b)					12	31	137			180
Equipment lease financing
Pass Rated	1,522		1,424	689	690	452	1,378			6,155
Criticized	90		81	81	51	35	49			387
Total equipment lease financing loans	1,612		1,505	770	741	487	1,427			6,542
Gross charge-offs (b)	4		4	4	4	1	1			18
Total commercial loans	$29,806		$39,814	$12,512	$9,535	$10,387	$23,271	$93,609	$624	$219,558
Total commercial gross charge-offs	$29		$36	$37	$24	$35	$164	$105	$12	$442
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of March 31, 2024 and December 31, 2023.
(b)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(c)Includes charge-offs of deposit overdrafts.

Consumer Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2023 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 42: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
March 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%		$33	$148	$82	$30	$38			$331
Greater than or equal to 80% to 100%	$307	902	1,727	937	219	150			4,242
Less than 80%	382	4,146	8,039	14,270	6,417	8,852			42,106
No LTV available		49		13		4			66
Government insured or guaranteed loans		15	21	16	65	524			641
Total residential real estate loans	$689	$5,145	$9,935	$15,318	$6,731	$9,568			$47,386
Updated FICO scores
Greater than or equal to 780	$286	$3,306	$7,574	$11,926	$4,840	$5,258			$33,190
720 to 779	354	1,241	1,740	2,442	1,178	1,827			8,782
660 to 719	49	337	518	707	364	887			2,862
Less than 660		107	74	136	124	763			1,204
No FICO score available		139	8	91	160	309			707
Government insured or guaranteed loans		15	21	16	65	524			641
Total residential real estate loans	$689	$5,145	$9,935	$15,318	$6,731	$9,568			$47,386
Gross charge-offs (a)				$1					$1
Home equity
Current estimated LTV ratios
Greater than 100%				$2	$14	$19	$330	$358	$723
Greater than or equal to 80% to 100%				5	38	39	1,073	1,670	2,825
Less than 80%				153	1,819	3,246	6,673	10,457	22,348
Total home equity loans				$160	$1,871	$3,304	$8,076	$12,485	$25,896
Updated FICO scores
Greater than or equal to 780				$100	$1,211	$1,983	$4,507	$6,138	$13,939
720 to 779				39	415	690	2,170	3,224	6,538
660 to 719				16	176	354	1,179	1,917	3,642
Less than 660				5	67	269	212	1,155	1,708
No FICO score available					2	8	8	51	69
Total home equity loans				$160	$1,871	$3,304	$8,076	$12,485	$25,896
Gross charge-offs (a)						$1	$4	$5	$10
The PNC Financial Services Group, Inc. – Form 10-Q 53

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$15	$139	$79	$31	$10	$28			$302
Greater than or equal to 80% to 100%	1,665	1,928	955	221	69	92			4,930
Less than 80%	3,585	7,977	14,421	6,514	2,154	6,935			41,586
No LTV available	56		13			4			73
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Updated FICO scores
Greater than or equal to 780	$3,206	$7,797	$12,197	$5,035	$1,492	$4,004			$33,731
720 to 779	1,482	1,659	2,389	1,107	432	1,388			8,457
660 to 719	400	508	657	334	171	721			2,791
Less than 660	93	71	133	122	82	680			1,181
No FICO score available	140	9	92	168	56	266			731
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Gross charge-offs (a)		$2	$1	$1		$4			$8
Home equity
Current estimated LTV ratios
Greater than 100%			$1	$12	$6	$14	$306	$309	$648
Greater than or equal to 80% to 100%			4	40	17	22	1,116	1,743	2,942
Less than 80%			157	1,866	845	2,556	6,843	10,293	22,560
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Updated FICO scores
Greater than or equal to 780			$102	$1,254	$489	$1,605	$4,604	$6,083	$14,137
720 to 779			38	423	216	488	2,222	3,225	6,612
660 to 719			17	174	110	271	1,207	1,894	3,673
Less than 660			5	65	52	220	223	1,089	1,654
No FICO score available				2	1	8	9	54	74
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Gross charge-offs (a)						$4	$7	$10	$21
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.

54    The PNC Financial Services Group, Inc. – Form 10-Q

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 43: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
March 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$927		$2,230	$1,480	$1,288	$443	$340			$6,708
720 to 779	438		1,727	983	689	250	252			4,339
660 to 719	206		1,009	549	368	159	195			2,486
Less than 660	11		352	271	233	139	249			1,255
Total automobile loans	$1,582		$5,318	$3,283	$2,578	$991	$1,036			$14,788
Gross charge-offs (a)			$11	$6	$5	$3	$7			$32
Credit card
Updated FICO scores
Greater than or equal to 780								$1,938	$1	$1,939
720 to 779								1,879	4	1,883
660 to 719								1,901	14	1,915
Less than 660								989	51	1,040
No FICO score available or required (b)								107	3	110
Total credit card loans								$6,814	$73	$6,887
Gross charge-offs (a)								$83	$9	$92
Education
Updated FICO scores
Greater than or equal to 780	$1		$61	$85	$44	$37	$360			$588
720 to 779	4		44	45	23	18	146			280
660 to 719	4		17	17	7	6	60			111
Less than 660	1		3	3	1	1	23			32
No FICO score available or required (b)	3		8	5	3	2	1			22
Total loans using FICO credit metric	13		133	155	78	64	590			1,033
Other internal credit metrics							826			826
Total education loans	$13		$133	$155	$78	$64	$1,416			$1,859
Gross charge-offs (a)							$4			$4
Other consumer
Updated FICO scores
Greater than or equal to 780	$49		$219	$104	$37	$15	$17	$36	$1	$478
720 to 779	77		242	130	43	19	19	75	1	606
660 to 719	44		126	125	46	21	21	83	2	468
Less than 660			28	51	27	14	16	42	1	179
Total loans using FICO credit metric	170		615	410	153	69	73	236	5	1,731
Other internal credit metrics	3		11	101	30	13	101	2,119	11	2,389
Total other consumer loans	$173		$626	$511	$183	$82	$174	$2,355	$16	$4,120
Gross charge-offs (a)	$17	(c)	$6	$6	$5	$2	$4	$3		$43

The PNC Financial Services Group, Inc. – Form 10-Q 55

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$2,722		$1,650	$1,483	$535	$368	$88			$6,846
720 to 779	1,797		1,104	778	301	250	80			4,310
660 to 719	1,014		604	408	186	186	70			2,468
Less than 660	264		272	243	152	200	105			1,236
Total automobile loans	$5,797		$3,630	$2,912	$1,174	$1,004	$343			$14,860
Gross charge-offs (a)	$8		$24	$22	$17	$30	$20			$121
Credit card
Updated FICO scores
Greater than or equal to 780								$2,017	$1	$2,018
720 to 779								1,976	4	1,980
660 to 719								1,979	13	1,992
Less than 660								1,036	48	1,084
No FICO score available or required (b)								103	3	106
Total credit card loans								$7,111	$69	$7,180
Gross charge-offs (a)								$290	$29	$319
Education
Updated FICO scores
Greater than or equal to 780	$35		$88	$45	$40	$51	$331			$590
720 to 779	32		47	24	19	24	131			277
660 to 719	20		17	8	6	8	54			113
Less than 660	4		3	2	1	2	21			33
No FICO score available or required (b)	15		5	4	2		1			27
Total loans using FICO credit metric	106		160	83	68	85	538			1,040
Other internal credit metrics							905			905
Total education loans	$106		$160	$83	$68	$85	$1,443			$1,945
Gross charge-offs (a)				$1	$1	$2	$13			$17
Other consumer
Updated FICO scores
Greater than or equal to 780	$241		$127	$47	$21	$14	$11	$39	$1	$501
720 to 779	286		157	54	26	17	11	80	1	632
660 to 719	147		140	57	27	21	11	87	2	492
Less than 660	19		52	31	17	14	8	43	1	185
Total loans using FICO credit metric	693		476	189	91	66	41	249	5	1,810
Other internal credit metrics	19		97	33	48	71	34	2,149	10	2,461
Total other consumer loans	$712		$573	$222	$139	$137	$75	$2,398	$15	$4,271
Gross charge-offs (a)	$75	(c)	$23	$18	$14	$14	$8	$11	$1	$164
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Loans where FICO scores are not available or required generally refers to new accounts issued to borrowers with limited credit history, accounts for which we cannot obtain an updated FICO score (e.g., recent profile changes), cards issued with a business name and/or cards secured by collateral. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
(c)Includes charge-offs of deposit overdrafts.
56    The PNC Financial Services Group, Inc. – Form 10-Q

Loan Modifications to Borrowers Experiencing Financial Difficulty

Loan modifications to borrowers experiencing financial difficulty (FDMs) result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies in our 2023 Form 10-K for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three months ended March 31, 2024 and 2023:

Table 44: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended March 31, 2024 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$443	$85		$27	$10	$14	$31	$610	0.35%
Commercial real estate	387	56		65				508	1.43%
Total commercial	830	141		92	10	14	31	1,118	0.51%
Consumer
Residential real estate		40					3	43	0.09%
Home equity		5	$1				5	11	0.04%
Credit card			22					22	0.32%
Education	2							2	0.11%
Total consumer	2	45	23				8	78	0.08%
Total	$832	$186	$23	$92	$10	$14	$39	$1,196	0.37%

Three months ended March 31, 2023 Dollars in millions	Principal Forgiveness	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$1	$198	$20			$5	$224	0.12%
Commercial real estate		273					273	0.76%
Total commercial	1	471	20			5	497	0.22%
Consumer
Residential real estate			46		$2	1	49	0.11%
Home equity			1	$2		2	5	0.02%
Credit card				13			13	0.19%
Education		1					1	0.05%
Other consumer				1			1	0.02%
Total consumer		1	47	16	2	3	69	0.07%
Total	$1	$472	$67	$16	$2	$8	$566	0.17%
(a)The unfunded lending related commitments on FDMs granted during the three months ended March 31, 2024 and 2023 were $0.1 billion at both dates.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged off or otherwise liquidated as of the period end date.
(c)Represents all other modifications, and includes trial modifications and loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court.
The PNC Financial Services Group, Inc. – Form 10-Q 57

Table 45 presents the financial effect of FDMs granted during the three months ended March 31, 2024 and 2023.

Table 45: Financial Effect of FDMs (a)

Three months ended March 31, 2024 Dollars in millions	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial	4.06%	11	5
Commercial real estate		12	8
Consumer
Residential real estate			8
Home equity			4
Education		10

Three Months Ended March 31, 2023 Dollars in millions	Total Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in Months)	Weighted-Average Payment Delay (in Months)
Commercial
Commercial and industrial	$2		5	2
Commercial real estate			13
Consumer
Residential real estate		1.71%	145	8
Home equity				6
Education			12
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.

Repayment plans are excluded from Table 45. The terms of these programs, which are offered for certain consumer products, are as follows:
•Credit card and unsecured lines of credit
•Short-term programs are granted for periods of 6 and 12 months. These programs are structurally similar such that the interest rate is reduced to a standard rate of 4.99% and the minimum payment percentage is adjusted to 1.90% of the outstanding balance. At the end of the 6 or 12 months, the borrower is returned to the original contractual interest rate and minimum payment amount specified in the original lending agreement.
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
•Home equity loans and lines of credit
•Fixed payment plan programs establish a modified monthly payment that is informed by the borrower’s financial situation and the current market environment at the time of modification, among other factors. As such, we may change the borrower’s interest rate, modify the term of the loan, and/or defer payment to arrive at the modified monthly payment. Each of the aforementioned terms may increase or decrease, and may vary from loan to loan, based on the individual loan and borrower characteristics.

58    The PNC Financial Services Group, Inc. – Form 10-Q

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding March 31, 2024.

Table 46: Payment Performance of FDMs Modified in the Last 12 Months (a)

Twelve Months Ended March 31, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,126	$16	$2		$291	$1,435
Commercial real estate	816				367	1,183
Total commercial	1,942	16	2		658	2,618
Consumer
Residential real estate	8		1	$1	92	102
Home equity	2				29	31
Credit card	44	4	4	7	1	60
Education	5					5
Other consumer					1	1
Total consumer	59	4	5	8	123	199
Total	$2,001	$20	$7	$8	$781	$2,817
(a)Represents amortized cost basis.
The following table presents the performance as of March 31, 2023 for FDMs granted since January 1, 2023:

Table 47: Payment Performance of FDMs (a)

Three Months Ended March 31, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$193		$1		$30	$224
Commercial real estate	249				24	273
Total commercial	442		1		54	497
Consumer
Residential real estate	10	$3		$1	35	49
Home equity					5	5
Credit card	7	2	2	2		13
Education	1					1
Other consumer					1	1
Total consumer	18	5	2	3	41	69
Total	$460	$5	$3	$3	$95	$566
(a)Represents amortized cost basis.

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. At March 31, 2024, loans that both (i) subsequently defaulted during the three months ended and (ii) were classified as FDMs during the twelve months preceding the default date were $49 million. Subsequently defaulted loans were not material during the three months ended March 31, 2023.

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 48: Rollforward of Allowance for Credit Losses

	Three months ended March 31
	2024			2023
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741
Adoption of ASU 2022-02 (a)					(35)	(35)
Beginning balance, adjusted	3,259	1,532	4,791	3,114	1,592	4,706
Charge-offs	(148)	(182)	(330)	(120)	(162)	(282)
Recoveries	23	64	87	25	62	87
Net (charge-offs)	(125)	(118)	(243)	(95)	(100)	(195)
Provision for credit losses	85	62	147	25	204	229
Other	(2)		(2)	2	(1)	1
Ending balance	$3,217	$1,476	$4,693	$3,046	$1,695	$4,741
Allowance for unfunded lending related commitments (b)
Beginning balance	$545	$118	$663	$613	$81	$694
Provision for (recapture of) credit losses	(17)	26	9	(53)	31	(22)
Ending balance	$528	$144	$672	$560	$112	$672
Allowance for credit losses at March 31 (c)	$3,745	$1,620	$5,365	$3,606	$1,807	$5,413
(a)Represents the impact of adopting ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)See Note 8 Commitments for additional information about the underlying commitments related to this allowance.
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $117 million and $205 million at March 31, 2024 and 2023, respectively.
The ACL related to loans totaled $5.4 billion at March 31, 2024 and $5.5 billion at December 31, 2023. During the three months ended March 31, 2024, this reserve was driven by improved macroeconomic factors as well as portfolio activity.

NOTE 4 LOAN SALE AND SERVICING ACTIVITIES AND VARIABLE INTEREST ENTITIES

Loan Sale and Servicing Activities

As more fully described in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2023 Form 10-K, we have transferred residential and commercial mortgage loans in securitization or sales transactions in which we have continuing involvement. Our continuing involvement in the FNMA, FHLMC and GNMA securitizations, Non-agency securitizations and loan sale transactions generally consists of servicing, repurchasing previously transferred loans under certain conditions and loss share arrangements, and, in limited circumstances, holding of mortgage-backed securities issued by the securitization SPEs.

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

60    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities:
Table 49: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended March 31, 2024
Sales of loans and related securitization activity (b)	$525	$323
Repurchases of previously transferred loans (c)	$23	$9
Servicing fees (d)	$139	$47
Servicing advances recovered/(funded), net	$23	$24
Cash flows on mortgage-backed securities held (e)	$842	$74
Cash Flows - Three months ended March 31, 2023
Sales of loans and related securitization activity (b)	$516	$954
Repurchases of previously transferred loans (c)	$29	$9
Servicing fees (d)	$128	$46
Servicing advances recovered/(funded), net	$28	$(49)
Cash flows on mortgage-backed securities held (e)	$603	$12
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $19.8 billion, $20.4 billion and $21.6 billion in residential mortgage-backed securities at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The carrying values of commercial mortgage-backed securities were $0.7 billion at each March 31, 2024, December 31, 2023 and March 31, 2023.
Table 50 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at March 31, 2024 and December 31, 2023.
Table 50: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
March 31, 2024
Total principal balance	$38,540	$56,409
Delinquent loans (b)	$310	$92
December 31, 2023
Total principal balance	$39,016	$57,492
Delinquent loans (b)	$329	$89
Three months ended March 31, 2024
Net charge-offs (c)	$1	$61
Three months ended March 31, 2023
Net charge-offs (c)	$2	$4
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

Variable Interest Entities (VIEs)

As discussed in Note 4 Loan Sale and Servicing Activities and Variable Interest Entities included in our 2023 Form 10-K, we are involved with various entities in the normal course of business that are deemed to be VIEs.

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
The PNC Financial Services Group, Inc. – Form 10-Q 61

balances presented in Table 51. These loans are included as part of the credit quality disclosures that we make in Note 3 Loans and Related Allowance for Credit Losses.
Table 51: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
March 31, 2024
Mortgage-backed securitizations (b)	$20,918	$20,922	(c)
Tax credit investments and other	4,763	4,683	(d) (e)	$1,960	(f) (g)
Total	$25,681	$25,605		$1,960
December 31, 2023
Mortgage-backed securitizations (b)	$21,451	$21,453	(c)
Tax credit investments and other	4,709	4,631	(d) (e)	$2,119	(f) (g)
Total	$26,160	$26,084		$2,119
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.0 billion of LIHTCs and $0.2 billion of NMTCs at March 31, 2024, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $3.0 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $1.6 billion of LIHTCs and less than $0.1 billion of NMTCs at March 31, 2024, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $1.6 billion and $0.2 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the three months ended March 31, 2024, we recognized $0.1 billion of amortization, $0.1 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the three months ended March 31, 2023, we recognized less than $0.1 billion of amortization, tax credits and other tax benefits associated with qualified investments in LIHTCs.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2023 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.8 billion at March 31, 2024 and $3.7 billion at December 31, 2023, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

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

See the Sensitivity Analysis section of this Note 5 for more detail on our fair value measurement of MSRs. See Note 5 Goodwill and Mortgage Servicing Rights and Note 14 Fair Value in our 2023 Form 10-K for more detail on our fair value measurement and our accounting of MSRs.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Changes in the commercial and residential MSRs follow:

Table 52: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2024	2023	2024	2023
January 1	$1,032	$1,113	$2,654	$2,310
Additions:
From loans sold with servicing retained	3	13	5	5
Purchases	12	8	13	18
Changes in fair value due to:
Time and payoffs (a)	(79)	(82)	(57)	(53)
Other (b)	107	9	72	(48)
March 31	$1,075	$1,061	$2,687	$2,232
Related unpaid principal balance of loans serviced at March 31	$286,922	$281,179	$206,544	$187,748
Servicing advances at March 31	$537	$470	$149	$137
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of March 31, 2024 and December 31, 2023 are shown in Tables 53 and 54. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 53: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2024	December 31, 2023
Fair value	$1,075	$1,032
Weighted-average life (years)	3.9	3.9
Weighted-average constant prepayment rate	5.24%	5.51%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$16	$17
Effective discount rate	9.94%	9.64%
Decline in fair value from 10% adverse change	$32	$31
Decline in fair value from 20% adverse change	$65	$61

The PNC Financial Services Group, Inc. – Form 10-Q 63

Table 54: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	March 31, 2024		December 31, 2023
Fair value	$2,687		$2,654
Weighted-average life (years)	8.1		8.1
Weighted-average constant prepayment rate	6.29%		6.42%
Decline in fair value from 10% adverse change	$58		$60
Decline in fair value from 20% adverse change	$113		$117
Weighted-average option adjusted spread	766	bps	765	bps
Decline in fair value from 10% adverse change	$83		$83
Decline in fair value from 20% adverse change	$162		$161

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both three months ended March 31, 2024 and 2023. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2023 Form 10-K.

Table 55: Lessor Income

	Three months ended March 31
In millions	2024	2023
Sales-type and direct financing leases (a)	$84	$70
Operating leases (b)	6	16
Lease income	$90	$86
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at March 31, 2024 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 56: Borrowed Funds

In millions
Less than 1 year	$27,205
1 to 2 years	15,243
2 to 3 years	6,927
3 to 4 years	4,572
4 to 5 years	2,386
Over 5 years	16,374
Total	$72,707

64    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of March 31, 2024, and the carrying values as of March 31, 2024 and December 31, 2023.
Table 57: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	March 31, 2024	March 31, 2024	March 31, 2024	December 31, 2023
Parent Company
Senior debt	1.15% - 6.88%	2024-2035	$23,303	$22,221
Subordinated debt	3.90% - 4.63%	2024-2033	1,530	1,544
Junior subordinated debt	6.17%	2028	206	206
Total Parent Company			25,039	23,971
Bank
Federal Home Loan Bank borrowings (a)	5.52% - 5.92%	2024-2026	37,000	38,000
Senior debt	2.50% - 6.07%	2024-2043	4,604	4,615
Subordinated debt	2.70% - 5.90%	2025-2029	3,091	3,125
Total Bank			44,695	45,740
Total			$69,734	$69,711
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 57, the carrying values for parent company senior and subordinated debt include basis adjustments of $(724) million and $(66) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(173) million and $(195) million, respectively, related to fair value accounting hedges as of March 31, 2024.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2023 Form 10-K.

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of March 31, 2024 and December 31, 2023, respectively.
Table 58: Commitments to Extend Credit and Other Commitments

In millions	March 31, 2024	December 31, 2023
Commitments to extend credit
Commercial	$201,828	$203,080
Home equity	24,170	23,970
Credit card	34,547	33,978
Other	7,542	7,363
Total commitments to extend credit	268,087	268,391
Net outstanding standby letters of credit (a)	10,651	10,913
Standby bond purchase agreements (b)	1,194	1,078
Other commitments (c)	4,343	4,386
Total commitments to extend credit and other commitments	$284,275	$284,768
(a)Net outstanding standby letters of credit include $3.5 billion and $3.9 billion at March 31, 2024 and December 31, 2023, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.1 billion related to investments in qualified affordable housing projects at both March 31, 2024 and December 31, 2023.

Commitments to Extend Credit

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee and generally contain termination clauses in the event the customer’s credit quality deteriorates.

The PNC Financial Services Group, Inc. – Form 10-Q 65

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at March 31, 2024, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on March 31, 2024 had terms ranging from less than one year to seven years.

As of March 31, 2024, assets of $1.1 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at March 31, 2024 and is included in Other liabilities on our Consolidated Balance Sheet.

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three months ended March 31, 2024 and 2023 is as follows:
Table 59: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (b)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					1,677			17	1,694
Other comprehensive income, net of tax						1,064			1,064
Cash dividends declared - Common					(607)				(607)
Cash dividends declared - Preferred					(68)				(68)
Preferred stock discount accretion			2		(2)
Preferred stock issuance (c)			1,487						1,487
Treasury stock activity	(2)			70			(308)		(238)
Other				(71)				(25)	(96)
Balance at March 31, 2023 (a)	399	$2,714	$7,235	$12,629	$54,598	$(9,108)	$(19,024)	$30	$49,074
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income					1,330			14	1,344
Other comprehensive loss, net of tax						(330)			(330)
Cash dividends declared - Common					(624)				(624)
Cash dividends declared - Preferred					(81)				(81)
Preferred stock discount accretion			2		(2)
Treasury stock activity				71			(70)		1
Other				(61)				(16)	(77)
Balance at March 31, 2024 (a)	398	$2,716	$6,243	$12,789	$56,913	$(8,042)	$(19,279)	$34	$51,374
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

66    The PNC Financial Services Group, Inc. – Form 10-Q

Details of other comprehensive income (loss) are as follows:

Table 60: Other Comprehensive Income (Loss)

	Three months ended March 31
	2024			2023
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(395)	$95	$(300)	$654	$(154)	$500
Less: Net realized (losses) reclassified to earnings (a)	(216)	52	(164)	(215)	51	(164)
Net change	(179)	43	(136)	869	(205)	664
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(626)	150	(476)	197	(46)	151
Less: Net realized (losses) reclassified to earnings (a)	(376)	90	(286)	(330)	78	(252)
Net change	(250)	60	(190)	527	(124)	403
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	(2)		(2)	(10)	2	(8)
Net change	(2)		(2)	(10)	2	(8)
Other
Net unrealized gains (losses) on other transactions	(2)		(2)	4	1	5
Net change	(2)		(2)	4	1	5
Total other comprehensive income (loss)	$(433)	$103	$(330)	$1,390	$(326)	$1,064
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 61: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	664	403	(8)	5	1,064
Balance at March 31, 2023 (a)	$(6,500)	$(2,302)	$(259)	$(47)	$(9,108)
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	(136)	(190)	(2)	(2)	(330)
Balance at March 31, 2024 (a)	$(5,966)	$(1,903)	$(127)	$(46)	$(8,042)
(a)AOCI included pretax losses of $289 million and $305 million from derivatives that hedged the purchase of investment securities classified as held to maturity at March 31, 2024 and March 31, 2023, respectively.
The following table provides the dividends per share for PNC’s common and preferred stock:

Table 62: Dividends Per Share (a)

	Three months ended March 31
	2024	2023
Common Stock	$1.55	$1.50
Preferred Stock
Series B	$0.45	$0.45
Series O		$2,074
Series R	$2,194
Series T	$850	$850
Series U	$1,500	$1,500
Series V	$1,550	$1,550
Series W	$1,563
(a)     Dividends are payable quarterly.
On April 3, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.55 per share to be paid on May 6, 2024 to shareholders of record at the close of business April 15, 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 67

NOTE 10 EARNINGS PER SHARE

Table 63: Basic and Diluted Earnings Per Common Share

	Three months ended March 31
In millions, except per share data	2024	2023
Basic
Net income	$1,344	$1,694
Less:
Net income attributable to noncontrolling interests	14	17
Preferred stock dividends	81	68
Preferred stock discount accretion and redemptions	2	2
Net income attributable to common shareholders	1,247	1,607
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	7	8
Net income attributable to basic common shareholders	$1,240	$1,599
Basic weighted-average common shares outstanding	400	401
Basic earnings per common share (a)	$3.10	$3.98
Diluted
Net income attributable to diluted common shareholders	$1,240	$1,599
Basic weighted-average common shares outstanding	400	401
Dilutive potential common shares		1
Diluted weighted-average common shares outstanding	400	402
Diluted earnings per common share (a)	$3.10	$3.98
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 11 FAIR VALUE

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date and is determined using an exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy established by GAAP requires us to maximize the use of observable inputs when measuring fair value. For more information regarding the fair value hierarchy, see Note 14 Fair Value in our 2023 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For more information on the valuation methodologies used to measure assets and liabilities at fair value on a recurring basis, see Note 14 Fair Value in our 2023 Form 10-K. The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option.

Table 64: Fair Value Measurements – Recurring Basis Summary

	March 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$422	$98	$520		$371	$103	$474
Commercial mortgage loans held for sale		190	11	201		227	11	238
Securities available for sale
U.S. Treasury and government agencies	$6,962	918		7,880	$6,292	659		6,951
Residential mortgage-backed
Agency		26,842		26,842		27,880		27,880
Non-agency			668	668			696	696
Commercial mortgage-backed
Agency		1,639		1,639		1,546		1,546
Non-agency		731	103	834		766	103	869
Asset-backed		1,727	100	1,827		1,014	102	1,116
Other		2,537	53	2,590		2,672	55	2,727
Total securities available for sale	6,962	34,394	924	42,280	6,292	34,537	956	41,785
Loans		504	713	1,217		512	726	1,238
Equity investments (a)	511		2,030	2,739	574		1,952	2,717
Residential mortgage servicing rights			2,687	2,687			2,654	2,654
Commercial mortgage servicing rights			1,075	1,075			1,032	1,032
Trading securities (b)	468	1,998		2,466	377	2,422		2,799
Financial derivatives (b) (c)	12	3,311	9	3,332	29	3,394	6	3,429
Other assets	425	100	8	533	403	85	8	496
Total assets (d)	$8,378	$40,919	$7,555	$57,050	$7,675	$41,548	$7,448	$56,862
Liabilities
Other borrowed funds	$861	$109	$9	$979	$724	$84	$9	$817
Financial derivatives (c) (e)	9	6,243	113	6,365	11	5,736	152	5,899
Other liabilities			189	189			237	237
Total liabilities (f)	$870	$6,352	$311	$7,533	$735	$5,820	$398	$6,953
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at March 31, 2024 and December 31, 2023 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 10% at both March 31, 2024 and December 31, 2023. Level 3 assets as a percentage of total assets at fair value was 13% at both March 31, 2024 and December 31, 2023. Level 3 assets as a percentage of total consolidated assets was 1% at both March 31, 2024 and December 31, 2023.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both March 31, 2024 and December 31, 2023. Level 3 liabilities as a percentage of total liabilities at fair value was 4% and 6% at March 31, 2024 and December 31, 2023, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both March 31, 2024 and December 31, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 69

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2024 and 2023 are as follows:

Table 65: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended March 31, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)			$2			$(2)	$2	$(6)	(d)	$98	$(1)
Commercial mortgage loans held for sale	11											11
Securities available for sale
Residential mortgage- backed non-agency	696	3		$(6)				(25)				668
Commercial mortgage- backed non-agency	103											103
Asset-backed	102							(2)				100
Other	55	(2)		1				(1)				53	(2)
Total securities available for sale	956	1		(5)				(28)				924	(2)
Loans	726	4			5			(20)		(2)	(d)	713	5
Equity investments	1,952	(5)			89	$(6)						2,030	(5)
Residential mortgage servicing rights	2,654	72			13		$5	(57)				2,687	72
Commercial mortgage servicing rights	1,032	107			12		3	(79)				1,075	107
Financial derivatives	6	9						(6)				9	9
Other assets	8											8
Total assets	$7,448	$187		$(5)	$121	$(6)	$8	$(192)	$2	$(8)		$7,555	$185
Liabilities
Other borrowed funds	$9						$3	$(3)				$9
Financial derivatives	152	$8						(47)				113	$9
Other liabilities	237	(20)					13	(41)				189	2
Total liabilities	$398	$(12)					$16	$(91)				$311	$11
Net gains (losses)		$199	(e)										$174	(f)
70    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended March 31, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Mar. 31, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Mar. 31, 2023
Assets
Residential mortgage loans held for sale	$243	$4			$6	$(1)		$(5)	$3	$(8)	(d)	$242	$3
Commercial mortgage loans held for sale	33	(1)										32
Securities available for sale
Residential mortgage- backed non-agency	819	4		$(10)				(26)				787
Commercial mortgage-backed non-agency	3											3
Asset-backed	124			1				(4)				121
Other	55			(4)				(1)	3			53
Total securities available for sale	1,001	4		(13)				(31)	3			964
Loans	769	3			9			(22)		(2)	(d)	757	3
Equity investments	1,778	121			140	(70)				(134)	(g)	1,835	117
Residential mortgage servicing rights	2,310	(48)			18		$5	(53)				2,232	(47)
Commercial mortgage servicing rights	1,113	9			8		13	(82)				1,061	9
Financial derivatives	5	17			1			(4)				19	17
Total assets	$7,252	$109		$(13)	$182	$(71)	$18	$(197)	$6	$(144)		$7,142	$102
Liabilities
Other borrowed funds	$4						$3	$(2)				$5
Financial derivatives	123	$39				$2		(67)				97	$42
Other liabilities	294	24					18	(107)				229	20
Total liabilities	$421	$63				$2	$21	$(176)				$331	$62
Net gains (losses)		$46	(e)										$40	(f)
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
(g)Transfers out of Level 3 during the prior period were due to valuation methodology changes for certain private company investments. See Note 1 Accounting Policies in our 2023 Form 10-K for more information on our accounting for private company investments.
The PNC Financial Services Group, Inc. – Form 10-Q 71

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 66: Fair Value Measurements – Recurring Quantitative Information

March 31, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	580bps - 7,155bps (2,649bps)
Residential mortgage-backed non-agency securities	668	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (2.9%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	10.0% - 70.0% (42.3%)
			Spread over the benchmark curve (b)	268bps weighted-average
Asset-backed securities	100	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (4.1%)
			Constant default rate	0.0% - 8.1% (1.6%)
			Loss severity	30.0% - 100.0% (49.7%)
			Spread over the benchmark curve (b)	227bps weighted-average
Loans - Residential real estate - Uninsured	539	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (58.2%)
			Loss severity	0.0% - 100.0% (5.3%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	73	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	8.0% weighted-average
Loans - Home equity - First-lien	17	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.7%)
			Loss severity	0.0% - 100.0% (13.8%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity	84	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (43.7%)
Equity investments	2,030	Multiple of adjusted earnings	Multiple of earnings	5.5x - 27.0x (10.4x)
Residential mortgage servicing rights	2,687	Discounted cash flow	Constant prepayment rate	0.0% - 40.1% (6.3%)
			Spread over the benchmark curve (b)	337bps - 1,648bps (766bps)
Commercial mortgage servicing rights	1,075	Discounted cash flow	Constant prepayment rate	5.0% - 8.6% (5.2%)
			Discount rate	8.0% - 10.3% (9.9%)
Financial derivatives - Swaps related to sales of certain Visa Class B-1 common shares	(106)	Discounted cash flow	Estimated conversion factor of Visa Class B-1 shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	66
Total Level 3 assets, net of liabilities (e)	$7,244

72    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 3,610bps (1,647bps)
Residential mortgage-backed non-agency securities	696	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (2.7%)
			Loss severity	10.0% - 69.0% (41.2%)
			Spread over the benchmark curve (b)	285bps weighted-average
Asset-backed securities	102	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (5.1%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	20.0% - 100.0% (49.5%)
			Spread over the benchmark curve (b)	248bps weighted-average
Loans - Residential real estate - Uninsured	546	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.1%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.8% weighted-average
Loans - Home equity - First-lien	18	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.9%)
			Loss severity	0.0% - 100.0% (14.4%)
			Discount rate	5.5% - 7.5% (6.2%)
Loans - Home equity	87	Consensus pricing (c)	Credit and Liquidity discount	0.3% - 100.0% (43.8%)
Equity investments	1,952	Multiple of adjusted earnings	Multiple of earnings	4.5x - 26.7x (10.1x)
Residential mortgage servicing rights	2,654	Discounted cash flow	Constant prepayment rate	0.0% - 33.6% (6.4%)
			Spread over the benchmark curve (b)	337bps - 1,668bps (765bps)
Commercial mortgage servicing rights	1,032	Discounted cash flow	Constant prepayment rate	5.3% - 9.7% (5.5%)
			Discount rate	7.6% - 10.0% (9.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B-1 common shares	(145)	Discounted cash flow	Estimated conversion factor of Visa Class B-1 shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	22
Total Level 3 assets, net of liabilities (e)	$7,050
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
(e)Consisted of total Level 3 assets of $7.6 billion and total Level 3 liabilities of $0.3 billion as of March 31, 2024 and $7.4 billion and $0.4 billion as of December 31, 2023, respectively.

Financial Assets Accounted for at Fair Value on a Nonrecurring Basis

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment and are included in Table 67. For more information regarding the valuation methodologies of our financial assets measured at fair value on a nonrecurring basis, see Note 14 Fair Value in our 2023 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 73

Assets measured at fair value on a nonrecurring basis follow:

Table 67: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended
In millions	March 31 2024	December 31 2023	March 31 2024	March 31 2023
Assets
Nonaccrual loans	$602	$578	$(60)	$(79)
Equity investments	10	203	(10)	(5)
OREO and foreclosed assets	7	12
Long-lived assets	9	9	(3)	(5)
Total assets	$628	$802	$(73)	$(89)
(a)All Level 3 for the periods presented, except for $30 million included in Equity investments which was categorized as Level 1 as of December 31, 2023.
(b)Valuation techniques applied were fair value of property or collateral.
(c)Unobservable inputs used were appraised value/sales price, broker opinions or projected income/required improvement costs. Additional quantitative information was not meaningful for the periods presented.

Financial Instruments Accounted for under Fair Value Option

We elect the fair value option to account for certain financial instruments. For more information on these financial instruments for which the fair value option election has been made, see Note 14 Fair Value in our 2023 Form 10-K.

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 68: Fair Value Option – Fair Value and Principal Balances

	March 31, 2024			December 31, 2023
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$480	$481	$(1)	$432	$429	$3
Accruing loans 90 days or more past due	5	5		6	6
Nonaccrual loans	35	42	(7)	36	43	(7)
Total	$520	$528	$(8)	$474	$478	$(4)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$201	$200	$1	$238	$228	$10
Loans
Accruing loans less than 90 days past due	$515	$527	$(12)	$507	$520	$(13)
Accruing loans 90 days or more past due	130	141	(11)	146	156	(10)
Nonaccrual loans	572	773	(201)	585	793	(208)
Total	$1,217	$1,441	$(224)	$1,238	$1,469	$(231)
Other assets	$101	$95	$6	$85	$69	$16
Liabilities
Other borrowed funds	$38	$39	$(1)	$39	$40	$(1)
Other liabilities	$98		$98	$124		$124
(a)There were no accruing loans 90 days or more past due within this category at March 31, 2024 or December 31, 2023.
(b)There were no nonaccrual loans within this category at March 31, 2024 or December 31, 2023.
74    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 69: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)
	Three months ended
	March 31	March 31
In millions	2024	2023
Assets
Residential mortgage loans held for sale	$8	$15
Commercial mortgage loans held for sale	$(5)	$1
Loans	$6	$4
Other assets	$5	$(14)
Liabilities
Other liabilities	$(2)	$(20)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of March 31, 2024 and December 31, 2023. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 70, see Note 14 Fair Value in our 2023 Form 10-K.

Table 70: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets
Cash and due from banks	$5,933	$5,933	$5,933
Interest-earning deposits with banks	53,612	53,612		$53,612
Securities held to maturity	88,185	83,301	29,696	53,451	$154
Net loans (excludes leases)	307,409	298,395			298,395
Other assets	5,769	5,769		5,760	9
Total assets	$460,908	$447,010	$35,629	$112,823	$298,558
Liabilities
Time deposits	$34,221	$34,246		$34,246
Borrowed funds	71,639	72,479		71,315	$1,164
Unfunded lending related commitments	672	672			672
Other liabilities	1,445	1,445		1,445
Total liabilities	$107,977	$108,842		$107,006	$1,836
December 31, 2023
Assets
Cash and due from banks	$6,921	$6,921	$6,921
Interest-earning deposits with banks	43,804	43,804		$43,804
Securities held to maturity	90,790	86,948	30,943	55,850	$155
Net loans (excludes leases)	308,936	299,645			299,645
Other assets	5,872	5,872		5,872
Total assets	$456,323	$443,190	$37,864	$105,526	$299,800
Liabilities
Time deposits	$31,569	$31,602		$31,602
Borrowed funds	71,816	72,369		71,194	$1,175
Unfunded lending related commitments	663	663			663
Other liabilities	1,091	1,091		1,091
Total liabilities	$105,139	$105,725		$103,887	$1,838

The PNC Financial Services Group, Inc. – Form 10-Q 75

The aggregate fair values in Table 70 represent only a portion of the total market value of our assets and liabilities as, in accordance with the guidance related to fair values about financial instruments, we exclude the following:
•financial instruments recorded at fair value on a recurring basis (as they are disclosed in Table 64),
•investments accounted for under the equity method,
•equity securities without a readily determinable fair value that apply for the alternative measurement approach to fair value under ASU 2016-01,
•real and personal property,
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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2023 Form 10-K.

76    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 71: Total Gross Derivatives (a)

	March 31, 2024			December 31, 2023
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts:
Fair value hedges (d)	$34,824			$32,079
Cash flow hedges (d)	36,499			33,302
Cash flow hedges - other (e)	25,000	$250	$195	25,000	$327	$137
Foreign exchange contracts:
Net investment hedges	1,208	8		1,174		2
Total derivatives designated for hedging	$97,531	$258	$195	$91,555	$327	$139
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$43,746			$43,450
Futures (g)	9,959			10,370
Mortgage-backed commitments	4,493	$59	$53	3,093	$66	$67
Other	16,737	22	12	15,544	46	22
Total interest rate contracts	74,935	81	65	72,457	112	89
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	401,246	1,765	4,929	401,607	1,723	4,228
Futures (g)	166			73
Mortgage-backed commitments	4,020	5	6	2,592	9	25
Other	25,854	191	139	28,489	186	169
Total interest rate contracts	431,286	1,961	5,074	432,761	1,918	4,422
Commodity contracts:
Swaps	6,592	565	544	6,714	577	569
Other	5,078	159	158	4,797	188	188
Total commodity contracts	11,670	724	702	11,511	765	757
Foreign exchange contracts and other	32,307	254	214	32,885	295	239
Total derivatives for customer-related activities	475,263	2,939	5,990	477,157	2,978	5,418
Derivatives used for other risk management activities:
Foreign exchange contracts and other	15,357	54	115	14,882	12	253
Total derivatives not designated for hedging	$565,555	$3,074	$6,170	$564,496	$3,102	$5,760
Total gross derivatives	$663,086	$3,332	$6,365	$656,051	$3,429	$5,899
Less: Impact of legally enforceable master netting agreements		1,248	1,248		1,406	1,406
Less: Cash collateral received/paid		1,341	1,195		1,126	955
Total derivatives		$743	$3,922		$897	$3,538
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

The PNC Financial Services Group, Inc. – Form 10-Q 77

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

In the 12 months that follow March 31, 2024, we expect to reclassify net derivative losses of $1.2 billion pretax, or $0.9 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is ten years.

78    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 72: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended March 31, 2024
Total amounts in the Consolidated Income Statement	$4,819	$883	$1,159	$135
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(74)	$413
Derivatives		$74	$(428)
Amounts related to interest settlements on derivatives		$10	$(175)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(369)	$(7)
Other amounts related to interest settlements on derivatives	$22
For the three months ended March 31, 2023
Total amounts in the Consolidated Income Statement	$4,258	$885	$783	$258
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$47	$(297)
Derivatives		$(45)	$291
Amounts related to interest settlements on derivatives		$5	$(113)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(325)	$(5)
Other amounts related to interest settlements on derivatives	$28
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 73: Hedged Items - Fair Value Hedges

	March 31, 2024		December 31, 2023
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$2,284	$(195)	$2,076	$(122)
Borrowed funds	$31,489	$(1,158)	$30,503	$(737)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both March 31, 2024 and December 31, 2023.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were insignificant for both the three months ended March 31, 2024 and 2023.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2023 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 79

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 74: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended March 31
In millions	2024	2023
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(123)	$107
Derivatives used for customer-related activities:
Interest rate contracts	(16)	2
Foreign exchange contracts and other	29	56
Gains from customer-related activities (b)	13	58
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	125	(77)
Total gains from derivatives not designated as hedging instruments	$15	$88
(a)Included in Residential and commercial mortgage noninterest income on our Consolidated Income Statement.
(b)Included in Capital markets and advisory and Other noninterest income on our Consolidated Income Statement.

Offsetting and Counterparty Credit Risk

We generally utilize a net presentation on the Consolidated Balance Sheet for those derivative financial instruments entered into with counterparties under legally enforceable master netting agreements. The master netting agreements reduce credit risk by permitting the closeout netting of all outstanding derivative instruments under the master netting agreement with the same counterparty upon the occurrence of an event of default. The master netting agreement also may require the exchange of cash or marketable securities to collateralize either party’s net position. For additional information on derivative offsetting and counterparty credit risk, see Note 15 Financial Derivatives in our 2023 Form 10-K.

Table 75 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at March 31, 2024 and December 31, 2023. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

Table 75 includes OTC derivatives not settled through an exchange (“OTC derivatives”) and OTC derivatives cleared through a central clearing house (“OTC cleared derivatives”). OTC derivatives represent contracts executed bilaterally with counterparties that are not settled through an organized exchange or directly cleared through a central clearing house. The majority of OTC derivatives are governed by the ISDA documentation or other legally enforceable master netting agreements. OTC cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to a central clearing house that then becomes our counterparty. OTC cleared derivative instruments are typically settled in cash each day based on the prior day value.

80    The PNC Financial Services Group, Inc. – Form 10-Q

Table 75: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
March 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$8			$8			$8
Over-the-counter	2,284	$864	$963	457		$30	427
Commodity contracts	724	286	247	191			191
Foreign exchange and other contracts	316	98	131	87			87
Total derivative assets	$3,332	$1,248	$1,341	$743	(a)	$30	$713
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$12			$12			$12
Over-the-counter	5,322	$786	$1,195	3,341		$67	3,274
Commodity contracts	702	359		343			343
Foreign exchange and other contracts	329	103		226			226
Total derivative liabilities	$6,365	$1,248	$1,195	$3,922	(b)	$67	$3,855
December 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	2,338	$976	$767	595		$61	534
Commodity contracts	765	316	283	166		5	161
Foreign exchange and other contracts	307	114	76	117			117
Total derivative assets	$3,429	$1,406	$1,126	$897	(a)	$66	$831
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$36			$36			$36
Over-the-counter	4,612	$885	$942	2,785		$58	2,727
Commodity contracts	757	332		425			425
Foreign exchange and other contracts	494	189	13	292			292
Total derivative liabilities	$5,899	$1,406	$955	$3,538	(b)	$58	$3,480
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

At March 31, 2024, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.7 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
The PNC Financial Services Group, Inc. – Form 10-Q 81

Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2024 and December 31, 2023.

Table 76: Credit-Risk Contingent Features

In billions	March 31, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$5.0	$4.2
Less: Collateral posted	1.3	1.0
Maximum additional amount of collateral exposure	$3.7	$3.2
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 20 Legal Proceedings in our 2023 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of March 31, 2024, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

As a result of the types of factors described in Note 20 Legal Proceedings in our 2023 Form 10-K, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to some of the Disclosed Matters, and the aggregate estimated amount provided above does not include an estimate for every Disclosed Matter. Therefore, as the estimated aggregate amount disclosed above does not include all of the Disclosed Matters, the amount disclosed above does not represent our maximum reasonably possible loss exposure for all of the Disclosed Matters. The estimated aggregate amount also does not reflect any of our exposure to matters not so disclosed, as discussed below under “Other.”

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

Interchange Litigation

In March 2024, the parties to the class action seeking equitable relief in the proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JAM) entered into an agreement for certain rule and rate changes to resolve the matter. The settlement must be preliminarily approved by the district court prior to issuance of notice to the class and proceedings to consider final approval.

See Note 16 Subsequent Events for a discussion of Visa’s recently announced exchange offer for Visa Class B-1 common stock.
82    The PNC Financial Services Group, Inc. – Form 10-Q

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
•Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

The remaining corporate operations are reflected in Other:

The PNC Financial Services Group, Inc. – Form 10-Q 83

Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from funds transfer pricing operations. The decline in Other earnings for the first three months of 2024 compared to the same period in 2023 was driven by the residual impacts from funds transfer pricing due to the rising interest rate environment, along with the costs for the FDIC special assessment.

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

Funds Transfer Pricing
Net interest income in business segment results reflects our internal funds transfer pricing methodology, which is designed to consider interest rate and liquidity risks. Under our methodology, assets receive a funding charge while liabilities and capital receive a funding credit based on market interest rates, product characteristics and other factors.

Our transfer pricing framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from funds transfer pricing operations is retained within Other. This residual gain or loss is reviewed by management quarterly, in accordance with the interagency guidance of the FDIC, Federal Reserve and OCC.

Segment Allocations
Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments.

Certain costs are retained within Other. These costs are not allocated to our business segments because they (i) are transitory or highly irregular in nature, (ii) exist solely to support corporate activities unrelated to business segment operations, or (iii) reflect residual costs for an exited business. During the first quarter of 2024, Other noninterest expense for the Other category included an additional expense related to the increase in the FDIC’s expected losses. This cost was not allocated to our business segments due to its irregular nature.

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio.

84    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results

Table 77: Results of Businesses

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2024
Income Statement
Net interest income	$2,617	$1,520	$157	$(1,030)	$3,264
Noninterest income	764	888	230	(1)	1,881
Total revenue	3,381	2,408	387	(1,031)	5,145
Provision for (recapture of) credit losses	118	47	(5)	(5)	155
Depreciation and amortization	79	50	7	144	280
Other noninterest expense	1,758	872	258	166	3,054
Income (loss) before income taxes (benefit) and noncontrolling interests	1,426	1,439	127	(1,336)	1,656
Income taxes (benefit)	333	313	30	(364)	312
Net income (loss)	1,093	1,126	97	(972)	1,344
Less: Net income attributable to noncontrolling interests	8	5		1	14
Net income (loss) excluding noncontrolling interests	$1,085	$1,121	$97	$(973)	$1,330
Average Assets	$114,199	$228,698	$16,728	$203,223	$562,848
2023
Income Statement
Net interest income	$2,281	$1,383	$127	$(206)	$3,585
Noninterest income	743	886	230	159	2,018
Total revenue	3,024	2,269	357	(47)	5,603
Provision for (recapture of) credit losses	238	(28)	9	16	235
Depreciation and amortization	78	54	6	143	281
Other noninterest expense	1,849	885	274	32	3,040
Income (loss) before income taxes (benefit) and noncontrolling interests	859	1,358	68	(238)	2,047
Income taxes (benefit)	202	294	16	(159)	353
Net income (loss)	657	1,064	52	(79)	1,694
Less: Net income attributable to noncontrolling interests	10	5		2	17
Net income (loss) excluding noncontrolling interests	$647	$1,059	$52	$(81)	$1,677
Average Assets	$115,384	$234,536	$14,997	$197,415	$562,332
(a)There were no material intersegment revenues for the three months ended March 31, 2024 and 2023.
NOTE 15 FEE-BASED REVENUE FROM CONTRACTS WITH CUSTOMERS
As more fully described in Note 23 Fee-based Revenue from Contracts with Customers in our 2023 Form 10-K, a subset of our noninterest income relates to certain fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606).
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
Table 78 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. For a description of the fee-based revenue and how it is recognized for each segment’s principal products and services, see Note 23 Fee-based Revenue from Contracts with Customers in our 2023 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 85

Table 78: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2024
Asset management and brokerage
Asset management fees			$227
Brokerage fees	$137
Total asset management and brokerage	137		227
Card and cash management
Treasury management fees	10	$357
Debit card fees	167
Net credit card fees (a)	45
Merchant services	37	19
Other	22
Total card and cash management	281	376
Lending and deposit services
Deposit account fees	155
Other	16	9
Total lending and deposit services	171	9
Residential and commercial mortgage (b)		30
Capital markets and advisory		190
Other		17
Total in-scope noninterest income	589	622	227
Out-of-scope noninterest income (c)	175	266	3
Noninterest income by business segment	$764	$888	$230
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2024
Total in-scope business segment noninterest income			$1,438
Out-of-scope business segment noninterest income (c)			444
Noninterest income from other segments			(1)
Noninterest income as shown on the Consolidated Income Statement			$1,881

86    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)
Three months ended March 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2023
Asset management and brokerage
Asset management fees			$224
Brokerage fees	$130		2
Total asset management and brokerage	130		226
Card and cash management
Treasury management fees	10	$328
Debit card fees	165
Net credit card fees (a)	58
Merchant services	39	19
Other	24
Total card and cash management	296	347
Lending and deposit services
Deposit account fees	155
Other	18	8
Total lending and deposit services	173	8
Residential and commercial mortgage (b)		42
Capital markets and advisory		156
Other		8
Total in-scope noninterest income	599	561	226
Out-of-scope noninterest income (c)	144	325	4
Noninterest income by business segment	$743	$886	$230
Reconciliation to consolidated noninterest income	For the three months ended March 31, 2023
Total in-scope business segment noninterest income			$1,386
Out-of-scope business segment noninterest income (c)			473
Noninterest income from other segments			159
Noninterest income as shown on the Consolidated Income Statement			$2,018
(a)Net credit card fees consists of interchange fees of $158 million and $160 million and credit card reward costs of $113 million and $102 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

NOTE 16 SUBSEQUENT EVENTS

On April 8, 2024, Visa launched the first of its previously announced exchange offers allowing holders of the currently restricted outstanding shares of Visa Class B-1 common stock to exchange all or a portion of such shares for equal parts of Visa Class B-2 common stock and Visa Class C common stock, and cash in lieu of any fractional shares. The exchange period is set to close on or about May 3, 2024. Following the closing of this initial exchange offer, and acceptance by Visa of PNC’s request to fully participate in the exchange program, PNC would be able to liquidate 50 percent of its holdings in Visa during the second and third quarters of 2024 by transferring newly held Visa Class C common stock in certain transactions where such stock would convert into publicly traded Visa Class A common stock, which could then be sold in market transactions, subject to certain timing restrictions. The Visa Class B-2 common stock PNC receives in the initial exchange offer would remain subject to the same restrictions currently imposed on the Visa Class B-1 common stock. Participation in the exchange requires PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as are currently present. PNC has tendered its Class B-1 common stock to fully participate in the exchange program.
The PNC Financial Services Group, Inc. – Form 10-Q 87

STATISTICAL INFORMATION (UNAUDITED)
THE PNC FINANCIAL SERVICES GROUP, INC.
Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c)

	Three months ended March 31
	2024			2023
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/Expense	Average Yields/Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,411	$219	2.88%	$31,850	$213	2.67%
Non-agency	578	14	9.65%	689	15	8.53%
Commercial mortgage-backed	2,622	20	2.99%	3,102	20	2.62%
Asset-backed	1,414	21	6.02%	218	4	7.04%
U.S. Treasury and government agencies	8,199	55	2.67%	9,088	47	2.05%
Other	2,776	18	2.63%	3,263	19	2.47%
Total securities available for sale	46,000	347	3.01%	48,210	318	2.64%
Securities held to maturity
Residential mortgage-backed	42,633	295	2.77%	45,616	312	2.74%
Commercial mortgage-backed	2,252	31	5.46%	2,453	30	4.95%
Asset-backed	5,627	63	4.49%	7,026	70	3.97%
U.S. Treasury and government agencies	35,860	117	1.31%	36,748	122	1.33%
Other	3,062	35	4.52%	3,338	39	4.62%
Total securities held to maturity	89,434	541	2.42%	95,181	573	2.41%
Total investment securities	135,434	888	2.62%	143,391	891	2.49%
Loans
Commercial and industrial	177,258	2,771	6.18%	182,017	2,433	5.34%
Commercial real estate	35,522	599	6.67%	36,110	543	6.02%
Equipment lease financing	6,468	84	5.17%	6,452	69	4.28%
Consumer	53,933	961	7.16%	55,020	861	6.34%
Residential real estate	47,428	433	3.65%	45,927	384	3.35%
Total loans	320,609	4,848	6.01%	325,526	4,290	5.29%
Interest-earning deposits with banks	48,250	660	5.47%	34,054	390	4.58%
Other interest-earning assets	8,002	138	6.92%	8,806	126	5.75%
Total interest-earning assets/interest income	512,295	6,534	5.08%	511,777	5,697	4.46%
Noninterest-earning assets	50,553			50,555
Total assets	$562,848			$562,332
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$67,838	582	3.45%	$65,753	389	2.40%
Demand	122,748	690	2.26%	124,376	485	1.58%
Savings	97,719	439	1.81%	104,408	264	1.03%
Time deposits	32,975	366	4.44%	20,519	153	3.00%
Total interest-bearing deposits	321,280	2,077	2.60%	315,056	1,291	1.66%
Borrowed funds
Federal Home Loan Bank borrowings	37,717	539	5.65%	32,056	384	4.80%
Senior debt	28,475	474	6.59%	19,679	265	5.39%
Subordinated debt	5,082	85	6.64%	6,100	87	5.69%
Other	4,316	61	5.59%	5,133	47	3.70%
Total borrowed funds	75,590	1,159	6.07%	62,968	783	4.98%
Total interest-bearing liabilities/interest expense	396,870	3,236	3.24%	378,024	2,074	2.20%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	98,875			121,176
Accrued expenses and other liabilities	16,404			16,014
Equity	50,699			47,118
Total liabilities and equity	$562,848			$562,332
Interest rate spread			1.84%			2.26%
Impact of noninterest-bearing sources			0.73			0.58
Net interest income/margin		$3,298	2.57%		$3,623	2.84%
(continued on the following page)

88    The PNC Financial Services Group, Inc. – Form 10-Q

Average Consolidated Balance Sheet And Net Interest Analysis (a) (b) (c) (Continued)

	Three months ended December 31
	2023
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,980	$220	2.83%
Non-agency	599	13	9.15%
Commercial mortgage-backed	2,727	20	3.00%
Asset-backed	1,080	17	6.41%
U.S. Treasury and government agencies	7,788	44	2.22%
Other	2,899	19	2.61%
Total securities available for sale	46,073	333	2.89%
Securities held to maturity
Residential mortgage-backed	43,336	298	2.75%
Commercial mortgage-backed	2,318	32	5.53%
Asset-backed	6,040	69	4.57%
U.S. Treasury and government agencies	36,457	120	1.32%
Other	3,164	38	4.72%
Total securities held to maturity	91,315	557	2.44%
Total investment securities	137,388	890	2.59%
Loans
Commercial and industrial	180,566	2,828	6.13%
Commercial real estate	35,617	608	6.68%
Equipment lease financing	6,430	80	4.98%
Consumer	54,512	963	7.00%
Residential real estate	47,444	427	3.60%
Total loans	324,569	4,906	5.94%
Interest-earning deposits with banks	42,627	590	5.53%
Other interest-earning assets	8,738	152	6.96%
Total interest-earning assets/interest income	513,322	6,538	5.03%
Noninterest-earning assets	48,997
Total assets	$562,319
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$66,393	556	3.32%
Demand	124,124	705	2.26%
Savings	98,490	417	1.68%
Time deposits	30,357	317	4.11%
Total interest-bearing deposits	319,364	1,995	2.48%
Borrowed funds
Federal Home Loan Bank borrowings	37,783	546	5.66%
Senior debt	26,634	426	6.25%
Subordinated debt	5,091	84	6.63%
Other	3,384	48	5.55%
Total borrowed funds	72,892	1,104	5.94%
Total interest-bearing liabilities/interest expense	392,256	3,099	3.10%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	104,567
Accrued expenses and other liabilities	16,328
Equity	49,168
Total liabilities and equity	$562,319
Interest rate spread			1.93%
Impact of noninterest-bearing sources			0.73
Net interest income/margin		$3,439	2.66%
The PNC Financial Services Group, Inc. – Form 10-Q 89

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
(b)Loan fees for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023 were $47 million, $46 million and $46 million, respectively.
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

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Three months ended
In millions	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income (GAAP)	$3,264	$3,403	$3,585
Taxable-equivalent adjustments	34	36	38
Net interest income (non-GAAP)	$3,298	$3,439	$3,623
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

RECONCILIATION OF CORE NONINTEREST EXPENSE (non-GAAP) (a)

	Three months ended	Year ended
In millions	March 31, 2024	December 31, 2023
Noninterest expense	$3,334	$14,012
Less non-core noninterest expense adjustments:
FDIC special assessment costs	130	515
Workforce reduction charges		150
Total non-core noninterest expense adjustments	$130	$665
Core noninterest expense (non-GAAP)	$3,204	$13,347
(a)Core noninterest expense is a non-GAAP measure calculated based on Noninterest expense less costs related to the FDIC’s special assessment and the workforce reduction that were incurred outside of our core business operations. We believe this non-GAAP measure to be a useful tool for comparison of operating expenses incurred during the normal course of business.

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2023 Form 10-K.

90    The PNC Financial Services Group, Inc. – Form 10-Q

ACRONYMS

ACL	Allowance for credit losses	LGD	Loss given default
ALCO	PNC’s Asset and Liability Committee	LIHTC	Low income housing tax credit
ALLL	Allowance for loan and lease losses	LLC	Limited liability company
AOCI	Accumulated other comprehensive income	LTV	Loan-to-value ratio
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BHC	Bank holding company	NMTC	New market tax credit
bps	Basis points	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit losses	OREO	Other real estate owned
CET1	Common equity tier 1	OTC	Over-the-counter
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial Difficulty Modification	PD	Probability of default
FHLB	Federal Home Loan Bank	RAC	PNC’s Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
GNMA	Government National Mortgage Association	U.S.	United States of America
ISDA	International Swaps and Derivatives Association	VaR	Value-at-risk
LCR	Liquidity Coverage Ratio	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2023 Form 10-K in response to Part I, Item 1A.
The PNC Financial Services Group, Inc. – Form 10-Q 91

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the first quarter of 2024 are included in the following table:

2024 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
January 1 - 31	181	$150.17	180	44,805
February 1 - 29	860	$147.55	424	44,381
March 1 - 31	302	$152.29	302	44,079
Total	1,343	$148.97	906
(a)Includes PNC common stock purchased in connection with our various employee benefit plans generally related to forfeitures of unvested restricted stock awards and shares used to cover employee payroll tax withholding requirements. See Note 16 Employee Benefit Plans and Note 17 Stock Based Compensation Plans in our 2023 Form 10-K, which include additional information regarding our employee benefit and equity compensation plans that use PNC common stock.
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 44% were still available for repurchase at March 31, 2024. In light of the Federal banking agencies proposed rules to adjust the Basel III capital framework, second quarter of 2024 share repurchase activity is expected to approximate the recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2023 is the regulatory minimum of 2.5%.
ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted during the three months ended March 31, 2024, by any director or executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934:

•On March 15, 2024, William S. Demchak, Chairman and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the arrangement is from March 15, 2024 to June 13, 2025, and the maximum aggregate number of shares to be sold under the arrangement is 64,584 of the approximately 570,000 shares currently held by Mr. Demchak. Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

During the three months ended March 31, 2024, none of PNC’s directors or executive officers adopted a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934). Additionally, during the three months ended March 31, 2024, none of PNC’s directors or executive officers terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
92    The PNC Financial Services Group, Inc. – Form 10-Q

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
We generally post the following under “About Us – Investor Relations” shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events several days prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in materials for prior presentations or in our annual, quarterly or current reports.
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
The PNC Financial Services Group, Inc. – Form 10-Q 93

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
Shareholders who would like to request printed copies of the PNC Code of Business Conduct and Ethics or our Corporate Governance Guidelines or the charters of our Board’s Audit, Nominating and Governance, Human Resources or Risk Committees (all of which are posted on our website at www.pnc.com/corporategovernance) may do so by sending their requests to our Corporate Secretary at The PNC Financial Services Group, Inc. at The Tower at PNC Plaza, 300 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2401. Copies will be provided without charge.
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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors currently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC’s SCB, as described in the Capital Management portion of the Risk Management section of this Financial Review and in the Supervision and Regulation section in Item 1 of our 2023 Form 10-K.

94    The PNC Financial Services Group, Inc. – Form 10-Q

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 2, 2024 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The PNC Financial Services Group, Inc. – Form 10-Q 95