Form 10-Q
period 2024-06-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2024-08-02
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
    Yes  ☐  No  ☒
As of July 15, 2024, there were 397,496,265 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Second Quarter 2024 Form 10-Q

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

See page 100 for a glossary of certain terms and acronyms used in this Report.

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

Our capital and liquidity priorities are to support customers, fund business investments and return excess capital to shareholders, while maintaining appropriate capital and liquidity in light of economic conditions, the Basel III framework and other regulatory expectations. For more detail, see the Capital and Liquidity Highlights portion of this Executive Summary, the Liquidity and Capital Management portion of the Risk Management section of this Financial Review and the Supervision and Regulation section in Item 1 Business of our 2023 Form 10-K.

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

1    The PNC Financial Services Group, Inc. – Form 10-Q

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result, PNC incurred a pre-tax expense of $515 million during the fourth quarter of 2023. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses.

Selected Financial Data
The following tables include selected financial data, which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 1 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Six months ended
	June 30	March 31	June 30	June 30	June 30
	2024	2024	2023	2024	2023
Summary of Operations (a)
Net interest income	$3,302	$3,264	$3,510	$6,566	$7,095
Noninterest income	2,109	1,881	1,783	3,990	3,801
Total revenue	5,411	5,145	5,293	10,556	10,896
Provision for credit losses	235	155	146	390	381
Noninterest expense	3,357	3,334	3,372	6,691	6,693
Income before income taxes and noncontrolling interests	1,819	1,656	1,775	3,475	3,822
Income taxes	342	312	275	654	628
Net income	$1,477	$1,344	$1,500	$2,821	$3,194
Net income attributable to common shareholders	$1,362	$1,247	$1,354	$2,609	$2,961
Per Common Share
Basic	$3.39	$3.10	$3.36	$6.49	$7.35
Diluted	$3.39	$3.10	$3.36	$6.48	$7.34
Book value per common share	$116.70	$113.30	$105.67
Performance Ratios
Net interest margin (b)	2.60%	2.57%	2.79%	2.58%	2.81%
Noninterest income to total revenue	39%	37%	34%	38%	35%
Efficiency	62%	65%	64%	63%	61%
Return on:
Average common shareholders’ equity	12.16%	11.39%	13.01%	11.78%	14.53%
Average assets	1.05%	0.97%	1.08%	1.01%	1.15%
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

2    The PNC Financial Services Group, Inc. – Form 10-Q

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	June 30 2024	December 31 2023	June 30 2023
Balance Sheet Highlights (a)
Assets	$556,519	$561,580	$558,207
Loans	$321,429	$321,508	$321,761
Allowance for loan and lease losses	$4,636	$4,791	$4,737
Interest-earning deposits with banks	$33,039	$43,804	$38,259
Investment securities	$138,645	$132,569	$135,661
Total deposits	$416,391	$421,418	$427,489
Borrowed funds	$71,391	$72,737	$65,384
Total shareholders’ equity	$52,642	$51,105	$49,320
Common shareholders’ equity	$46,397	$44,864	$42,083
Other Selected Ratios
Common equity Tier 1	10.2%	9.9%	9.5%
Loans to deposits	77%	76%	75%
Common shareholders’ equity to total assets	8.3%	8.0%	7.5%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

Income Statement Highlights

Net income of $1.5 billion, or $3.39 per diluted common share, for the second quarter of 2024 increased $133 million, or 10%, compared to $1.3 billion, or $3.10 per diluted common share, for the first quarter of 2024, primarily due to higher noninterest and net interest income, partially offset by a higher provision for credit losses.
•For the three months ended June 30, 2024 compared to the three months ended March 31, 2024:
•Total revenue increased $266 million, or 5%, to $5.4 billion.
•Net interest income of $3.3 billion increased $38 million, or 1%, reflecting higher yields on interest-earning assets.
•Net interest margin increased 3 basis points to 2.60%.
•Noninterest income increased $228 million, or 12%, and included the impact of a $754 million gain resulting from PNC’s participation in the Visa exchange program, as well as a securities loss of $497 million related to the repositioning of the investment securities portfolio. The second quarter of 2024 also included Visa Class B derivative fair value adjustments, primarily related to the extension of anticipated litigation resolution timing, of negative $116 million. The first quarter of 2024 included negative $7 million of Visa Class B derivative fair value adjustments.
•Provision for credit losses of $235 million in the second quarter of 2024 primarily reflected the impact of portfolio activity. The first quarter of 2024 included a provision for credit losses of $155 million.
•Noninterest expense increased $23 million, or 1%, to $3.4 billion. The modest increase was driven by higher marketing and equipment expenses, partially offset by seasonally lower incentive compensation. Other noninterest expense included a $120 million pre-tax expense in the second quarter of 2024 related to a PNC Foundation contribution. The first quarter of 2024 included a $130 million pre-tax expense related to the increase in the FDIC’s expected losses.

Net income of $2.8 billion, or $6.48 per diluted common share, for the first six months of 2024 decreased $373 million, or 12%, compared to $3.2 billion, or $7.34 per diluted common share, for the first six months of 2023 driven by lower net interest income, partially offset by higher noninterest income.
•For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:
•Total revenue decreased $340 million, or 3%, to $10.6 billion.
•Net interest income decreased $529 million, or 7%, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs.
•Net interest margin decreased 23 basis points.
•Noninterest income increased $189 million, or 5%, reflecting an increase in all categories. The first six months of 2024 included the impact of a $754 million gain resulting from PNC’s participation in the Visa exchange program, as well as a securities loss of $497 million related to the repositioning of the investment securities portfolio.
•Provision for credit losses of $390 million in the first six months of 2024 reflected the impact of portfolio activity and improved macroeconomic factors. The first six months of 2023 included a provision for credit losses of $381 million.
The PNC Financial Services Group, Inc. – Form 10-Q 3

•Noninterest expense was stable compared to the first six months of 2023, and reflected PNC’s continued focus on expense management. Other noninterest expense included a $120 million pre-tax expense in the second quarter of 2024 related to a PNC Foundation contribution, as well as a $130 million pre-tax expense in the first quarter of 2024 related to the increase in the FDIC’s expected losses.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was well positioned at June 30, 2024. In comparison to December 31, 2023:
•Total assets of $556.5 billion decreased primarily due to lower balances held with the Federal Reserve Bank, partially offset by higher securities balances.
•Total loans were stable at $321.4 billion.
•Total commercial loans increased $1.3 billion to $220.8 billion, primarily due to new production.
•Total consumer loans declined $1.4 billion to $100.6 billion, as paydowns outpaced originations and the utilization of loan commitments.
•Investment securities increased $6.1 billion, or 5%, to $138.6 billion, due to increased net purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities. During the second quarter of 2024, PNC took actions to reposition the investment securities portfolio. For additional details, see Investment Securities in the Consolidated Balance Sheet Review section of this Financial Review.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $10.8 billion, or 25%, to $33.0 billion, primarily due to higher securities balances and lower deposits.
•Total deposits decreased $5.0 billion, to $416.4 billion, reflecting lower consumer and commercial deposits. Noninterest-bearing deposit balances decreased primarily driven by a decline in commercial balances. Interest-bearing deposits increased modestly reflecting higher commercial balances, partially offset by lower consumer balances.
•Borrowed funds decreased to $71.4 billion, due to lower FHLB borrowings, partially offset by parent company senior debt issuances.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

Credit Quality Highlights
The second quarter of 2024 reflected relatively stable credit quality performance.
•At June 30, 2024 compared to December 31, 2023:
•Overall loan delinquencies of $1.3 billion decreased $112 million, or 8%, driven by lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.4 billion and $5.5 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in the comparison was driven by improved macroeconomic factors as well as portfolio activity. ACL to total loans was 1.67% and 1.70% at June 30, 2024 and December 31, 2023, respectively.
•Nonperforming assets increased $321 million, or 14%, to $2.5 billion, primarily due to higher commercial real estate nonperforming loans.
•Net loan charge-offs of $262 million, or 0.33% of average loans, in the second quarter of 2024 increased $19 million compared to the first quarter of 2024 primarily due to higher commercial real estate net loan charge-offs.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $46.4 billion at June 30, 2024 increased $1.5 billion compared to December 31, 2023, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common shares repurchased.
•In the second quarter of 2024, PNC returned $0.7 billion of capital to shareholders, reflecting $0.6 billion of dividends on common shares and $0.1 billion of common share repurchases, representing 0.7 million shares.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at June 30, 2024. In light of the Federal banking agencies’ proposed rules to adjust the Basel III capital framework, third quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity

4    The PNC Financial Services Group, Inc. – Form 10-Q

depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2024 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2024 will remain at the regulatory minimum of 2.5%.
•On July 2, 2024, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.60 per share, an increase of 5 cents per share. The dividend is payable on August 5, 2024 to shareholders of record at the close of business July 15, 2024.
•Our CET1 ratio increased to 10.2% at June 30, 2024 from 9.9% at December 31, 2023.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 10.1% at June 30, 2024 compared to 9.8% at December 31, 2023.

See the Liquidity and Capital Management portion of the Risk Management section of this Financial Review for more detail on our liquidity and capital actions as well as our capital ratios.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. For additional information, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2023 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•Job and income gains will continue to support consumer spending growth this year, but PNC’s baseline forecast is for slower economic growth in 2024 as higher interest rates remain a drag on the economy.
•Real GDP growth this year will trend close to 2%, and the unemployment rate will increase modestly to above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, gradually moving back to the Federal Reserve’s 2% long-term objective.
•With slowing inflation PNC expects two federal funds rate cuts of 25 basis points each at the FOMC’s September and December meetings, with the rate ending this year in a range between 4.75% and 5.00%. PNC expects multiple federal funds rate cuts in 2025 as inflation continues to ease.

Consistent with the forward guidance we provided on July 16, 2024, for the third quarter of 2024, compared to the second quarter of 2024, we expect:
•Average loans to be stable,
•Net interest income to be up 1% to 2%,
•Fee income to be up 1% to 2%,
•Other noninterest income, to be $150 million to $200 million,
•Noninterest expense to be down 1% to stable,
•Core noninterest expense to be up 3% to 4%, and
•Net loan charge-offs to be $250 million to $300 million.

Consistent with the forward guidance we provided on July 16, 2024, for the full year 2024, compared to the full year of 2023, we expect:
•Average loans to be down less than 1%,
•Net interest income to be down approximately 4%,
•Noninterest income, to be up 5% to 7%,
•Noninterest income, excluding significant items, to be up 3% to 5%,
•Revenue to be stable to down 1%,
•Revenue, excluding significant items, to be down 1% to 2%,
•Noninterest expense to be down approximately 4%,
•Core noninterest expense to be down approximately 1%, and
•The effective tax rate to be approximately 18.5%.

The PNC Financial Services Group, Inc. – Form 10-Q 5

Significant items in the second quarter of 2024 are composed of a $754 million gain resulting from PNC’s participation in the Visa exchange program, a $497 million securities loss related to the repositioning of the investment securities portfolio and a negative $116 million Visa Class B derivative fair value adjustment. See the Statistical Information (Unaudited) – Reconciliation of Noninterest income guidance, excluding significant items (non-GAAP) and Reconciliation of Revenue guidance, excluding significant items (non-GAAP) section of this Report. Other noninterest income, noninterest income and revenue guidance does not forecast net securities gains or losses and other Visa activity.

Core noninterest expense excludes the pre-tax impacts of the $120 million expense in the second quarter of 2024 related to a contribution to the PNC Foundation, $130 million related to the increase in the FDIC’s expected losses in the first quarter of 2024, and, for the fourth quarter of 2023, $515 million pertaining to the FDIC special assessment and $150 million of workforce reduction charges. See the Statistical Information (Unaudited) – Reconciliation of Core Noninterest Expense (non-GAAP) section of this Report.

We are unable to provide a meaningful or accurate reconciliation of forward-looking non-GAAP measures, without unreasonable effort, to their most directly comparable GAAP financial measures, except for full year Noninterest income and Revenue guidance, adjusted for $141 million in significant items incurred in the second quarter of 2024, and full year Core noninterest expense guidance adjusted for $250 million in non-core expenses incurred in the first half of 2024. This is due to the inherent difficulty of forecasting the timing and amounts necessary for the reconciliation, when such amounts are subject to events that cannot be reasonably predicted, as noted in our Cautionary Statement. Accordingly, we cannot address the probable significance of unavailable information.

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

6    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.5 billion, or $3.39 per diluted common share, for the second quarter of 2024 increased $133 million, or 10%, compared to $1.3 billion, or $3.10 per diluted common share, for the first quarter of 2024 primarily due to higher noninterest and net interest income, partially offset by a higher provision for credit losses. Net income of $2.8 billion, or $6.48 per diluted common share, for the first six months of 2024 decreased $373 million, or 12%, compared to $3.2 billion, or $7.34 per diluted common share, for the same period in 2023 driven by lower net interest income, partially offset by higher noninterest income.
Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	June 30, 2024			March 31, 2024
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$141,306	2.84%	$1,006	$135,434	2.62%	$888
Loans	319,918	6.05%	4,871	320,609	6.01%	4,848
Interest-earning deposits with banks	41,113	5.47%	563	48,250	5.47%	660
Other	9,279	6.98%	162	8,002	6.92%	138
Total interest-earning assets/interest income	$511,616	5.13%	6,602	$512,295	5.08%	6,534
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$320,949	2.61%	2,084	$321,280	2.60%	2,077
Borrowed funds	77,456	6.04%	1,182	75,590	6.07%	1,159
Total interest-bearing liabilities/interest expense	$398,405	3.26%	3,266	$396,870	3.24%	3,236
Net interest margin/income (non-GAAP)		2.60%	3,336		2.57%	3,298
Taxable-equivalent adjustments			(34)			(34)
Net interest income (GAAP)			$3,302			$3,264

	June 30, 2024			June 30, 2023
Six months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$138,370	2.74%	$1,894	$142,208	2.50%	$1,780
Loans	320,263	6.03%	9,719	325,027	5.43%	8,844
Interest-earning deposits with banks	44,682	5.47%	1,223	32,736	4.83%	790
Other	8,641	6.95%	300	9,012	5.86%	264
Total interest-earning assets/interest income	$511,956	5.11%	13,136	$508,983	4.58%	11,678
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$321,115	2.60%	4,161	$313,801	1.81%	2,822
Borrowed funds	76,523	6.06%	2,341	64,337	5.22%	1,686
Total interest-bearing liabilities/interest expense	$397,638	3.25%	6,502	$378,138	2.38%	4,508
Net interest margin/income (non-GAAP)		2.58%	6,634		2.81%	7,170
Taxable-equivalent adjustments			(68)			(75)
Net interest income (GAAP)			$6,566			$7,095
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
The PNC Financial Services Group, Inc. – Form 10-Q 7

Net interest income increased $38 million, or 1%, and net interest margin increased 3 basis points compared to the first quarter of 2024, reflecting higher yields on interest-earning assets. In the year-to-date comparison, net interest income decreased $529 million, or 7%, and net interest margin decreased 23 basis points, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs.

Average investment securities increased $5.9 billion, or 4%, compared to the first quarter of 2024 reflecting net purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities. Average investment securities decreased $3.8 billion, or 3%, in the year-to-date comparison as net purchase activity was more than offset by portfolio paydowns and maturities. Average investment securities represented 28% of average interest-earning assets for the second quarter of 2024 compared to 26% for the first quarter of 2024, and 27% for the first six months of 2024 compared to 28% for the first six months of 2023.

Average loans were stable for the second quarter of 2024 compared to the first quarter of 2024, and included a modest decline in consumer balances reflecting lower residential real estate and home equity loans. Compared to the first six months of 2023, average loans decreased $4.8 billion, or 1%, primarily due to lower average utilization of commercial loan commitments. Average loans represented 63% of average interest-earning assets for both the second and first quarters of 2024, and 63% for the first six months of 2024 compared to 64% for the first six months of 2023.

Average interest-earning deposits with banks for the second quarter of 2024 decreased $7.1 billion, or 15%, compared to the first quarter of 2024, primarily reflecting net securities purchases. In the year-to-date comparison, average interest-earning deposits with banks increased $11.9 billion, or 36%, due to higher borrowed funds and lower loan and securities balances, partially offset by lower deposits.

Average interest-bearing deposits for the second quarter of 2024 were relatively stable compared to the first quarter of 2024, and included a modest decline in commercial balances reflecting seasonal declines in corporate deposits. Average interest-bearing deposits increased $7.3 billion, or 2%, in the year-to-date comparison. In total, average interest-bearing deposits represented 81% of average interest-bearing liabilities for both the second and first quarters of 2024, and 81% for the first six months of 2024 compared to 83%, for the first six months of 2023.

Average borrowed funds increased $1.9 billion, or 2%, and $12.2 billion, or 19%, in the quarterly and year-to-date comparisons, respectively. In both comparisons, the increase reflected parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2024	2024	$	%	2024	2023	$	%
Noninterest income
Asset management and brokerage	$364	$364		—	$728	$704	$24	3%
Capital markets and advisory	272	259	$13	5%	531	475	56	12%
Card and cash management	706	671	35	5%	1,377	1,356	21	2%
Lending and deposit services	304	305	(1)	—	609	604	5	1%
Residential and commercial mortgage	131	147	(16)	(11)%	278	275	3	1%
Other income
Gain on Visa shares exchange program	754		754	*	754		754	*
Securities gains (losses)	(499)		(499)	*	(499)	(2)	(497)	*
Other	77	135	(58)	(43)%	212	389	(177)	(46)%
Total other income	332	135	197	146%	467	387	80	21%
Total noninterest income	$2,109	$1,881	$228	12%	$3,990	$3,801	$189	5%
 *- Not Meaningful

Noninterest income as a percentage of total revenue was 39% for the second quarter of 2024 compared to 37% for the first quarter of 2024, and 38% for the first six months of 2024 compared to 35% for the same period in 2023.

Asset management and brokerage fees were stable compared to the first quarter of 2024. The increase in the year-to-date comparison reflected the impact of higher annuity sales as well as higher average equity markets. PNC’s discretionary client assets under management of $196 billion at June 30, 2024 increased from $195 billion and $176 billion at March 31, 2024 and June 30, 2023, respectively. In both comparisons, the increase was driven by higher spot equity markets.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Capital markets and advisory fees increased compared to the first quarter of 2024, driven by higher merger and acquisition advisory activity and increased loan syndication revenue, partially offset by lower underwriting fees. The increase in the year-to-date comparison was primarily due to higher merger and acquisition advisory activity and increased underwriting fees, partially offset by lower trading revenue.

Card and cash management revenue increased compared to the first quarter of 2024, reflecting seasonally higher consumer transaction volumes and higher treasury management product revenue. The increase compared to the first six months of 2023 was primarily due to higher treasury management product revenue.

Lending and deposit services were relatively stable in both the quarterly and year-to-date comparisons.

Residential and commercial mortgage decreased compared to the first quarter of 2024, primarily due to lower residential mortgage activity. Residential and commercial mortgage were relatively stable compared to the first six months of 2023.

Other noninterest income increased in both the quarterly and year-to-date comparisons. The second quarter of 2024 included the impact of a $754 million gain resulting from PNC’s participation in the Visa exchange program, as well as a securities loss of $497 million related to the repositioning of the investment securities portfolio. The second quarter of 2024 also included Visa Class B derivative fair value adjustments, primarily related to the extension of anticipated litigation resolution timing, of negative $116 million. The first quarter of 2024 included negative $7 million of Visa Class B derivative fair value adjustments.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Six months ended
	June 30	March 31	Change		June 30	June 30	Change
Dollars in millions	2024	2024	$	%	2024	2023	$	%
Noninterest expense
Personnel	$1,782	$1,794	$(12)	(1)%	$3,576	$3,672	$(96)	(3)%
Occupancy	236	244	(8)	(3)%	480	495	(15)	(3)%
Equipment	356	341	15	4%	697	699	(2)	—
Marketing	93	64	29	45%	157	183	(26)	(14)%
Other	890	891	(1)	—	1,781	1,644	137	8%
Total noninterest expense	$3,357	$3,334	$23	1%	$6,691	$6,693	$(2)	—

Noninterest expense increased 1% compared to the first quarter of 2024. The modest increase was driven by higher marketing and equipment expenses, partially offset by seasonally lower incentive compensation. Noninterest expense was stable compared to the first six months of 2023 and reflected PNC’s continued focus on expense management. Other noninterest expense included a $120 million pre-tax expense in the second quarter of 2024 related to a PNC Foundation contribution as well as a $130 million pre-tax expense in the first quarter of 2024 related to the increase in the FDIC’s expected losses.

Effective Income Tax Rate

The effective income tax rate was 18.8% in both the second and first quarters of 2024, and 18.8% in the first six months of 2024 compared to 16.4% for the same period in 2023.

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Six months ended
	June 30	March 31	Change	June 30	June 30	Change
Dollars in millions	2024	2024	$	2024	2023	$
Provision for (recapture of) credit losses
Loans and leases	$204	$147	$57	$351	$418	$(67)
Unfunded lending related commitments	45	9	36	54	(31)	85
Investment securities	(11)	1	(12)	(10)	(1)	(9)
Other financial assets	(3)	(2)	(1)	(5)	(5)
Total provision for credit losses	$235	$155	$80	$390	$381	$9

The PNC Financial Services Group, Inc. – Form 10-Q 9

Provision for credit losses of $235 million in the second quarter of 2024 primarily reflected the impact of portfolio activity. Provision for credit losses of $390 million for the first six months of 2024 reflected the impact of portfolio activity and improved macroeconomic factors.
CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	June 30	December 31	Change
Dollars in millions	2024	2023	$	%
Assets
Interest-earning deposits with banks	$33,039	$43,804	$(10,765)	(25)%
Loans held for sale	988	734	254	35%
Investment securities	138,645	132,569	6,076	5%
Loans	321,429	321,508	(79)	—
Allowance for loan and lease losses	(4,636)	(4,791)	155	3%
Mortgage servicing rights	3,739	3,686	53	1%
Goodwill	10,932	10,932		—
Other	52,383	53,138	(755)	(1)%
Total assets	$556,519	$561,580	$(5,061)	(1)%
Liabilities
Deposits	$416,391	$421,418	$(5,027)	(1)%
Borrowed funds	71,391	72,737	(1,346)	(2)%
Allowance for unfunded lending related commitments	717	663	54	8%
Other	15,339	15,621	(282)	(2)%
Total liabilities	503,838	510,439	(6,601)	(1)%
Equity
Total shareholders’ equity	52,642	51,105	1,537	3%
Noncontrolling interests	39	36	3	8%
Total equity	52,681	51,141	1,540	3%
Total liabilities and equity	$556,519	$561,580	$(5,061)	(1)%

Our balance sheet was well positioned at June 30, 2024. In comparison to December 31, 2023:
•Total assets decreased primarily due to lower balances held with the Federal Reserve Bank, partially offset by higher securities balances.
•Total liabilities decreased primarily due to lower deposits.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The ACL related to loans totaled $5.4 billion and $5.5 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in the comparison was driven by improved macroeconomic factors as well as portfolio activity. See the following for additional information regarding our ACL related to loans:
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

10    The PNC Financial Services Group, Inc. – Form 10-Q

Loans
Table 8: Loans

	June 30	December 31	Change
Dollars in millions	2024	2023	$	%
Commercial
Commercial and industrial	$178,789	$177,580	$1,209	1%
Commercial real estate	35,498	35,436	62	—
Equipment lease financing	6,555	6,542	13	—
Total commercial	220,842	219,558	1,284	1%
Consumer
Residential real estate	47,183	47,544	(361)	(1)%
Home equity	25,917	26,150	(233)	(1)%
Automobile	14,820	14,860	(40)	—
Credit card	6,849	7,180	(331)	(5)%
Education	1,732	1,945	(213)	(11)%
Other consumer	4,086	4,271	(185)	(4)%
Total consumer	100,587	101,950	(1,363)	(1)%
Total loans	$321,429	$321,508	$(79)	—

Commercial loans increased primarily due to new production.

Consumer loans declined as paydowns outpaced originations and utilization of loan commitments.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.
Investment Securities

Investment securities of $138.6 billion at June 30, 2024 increased $6.1 billion, or 5%, compared to December 31, 2023, due to increased net purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities.

In the second quarter of 2024, we repositioned the investment securities portfolio and sold available for sale securities with a market value of $3.8 billion and a weighted average yield of approximately 1.5%. The sale of these securities resulted in a loss of $497 million. We deployed the sale proceeds into available-for-sale securities with a market value of $3.8 billion and a weighted average yield of approximately 5.5%.

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
Table 9: Investment Securities (a)

	June 30, 2024		December 31, 2023
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$52,336	$50,640	$44,125	$42,348
Agency residential mortgage-backed	72,099	65,169	73,329	67,925
Non-agency residential mortgage-backed	784	851	844	938
Agency commercial mortgage-backed	2,714	2,544	2,619	2,471
Non-agency commercial mortgage-backed (c)	2,013	1,971	2,286	2,217
Asset-backed (d)	6,930	6,945	6,982	6,984
Other (e)	5,477	5,323	5,952	5,850
Total investment securities (f)	$142,353	$133,443	$136,137	$128,733
(a)Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2024 and December 31, 2023.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $93 million at June 30, 2024 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2023 was $92 million.
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

The PNC Financial Services Group, Inc. – Form 10-Q 11

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at June 30, 2024 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.6 years and 4.2 years at June 30, 2024 and December 31, 2023, respectively. We estimate that at June 30, 2024 the effective duration of investment securities was 3.5 years for an immediate 50 basis points parallel increase in interest rates and 3.6 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2023 for the effective duration of investment securities were 4.1 years and 4.2 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.5 years at both June 30, 2024 and December 31, 2023.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

June 30, 2024	Years
Agency residential mortgage-backed	7.4
Non-agency residential mortgage-backed	10.5
Agency commercial mortgage-backed	4.8
Non-agency commercial mortgage-backed	0.9
Asset-backed	2.2

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

Funding Sources

Table 11: Details of Funding Sources

	June 30	December 31	Change
Dollars in millions	2024	2023	$	%
Deposits
Noninterest-bearing	$94,542	$101,285	$(6,743)	(7)%
Interest-bearing
Money market	69,119	65,594	3,525	5%
Demand	120,207	124,848	(4,641)	(4)%
Savings	96,618	98,122	(1,504)	(2)%
Time deposits	35,905	31,569	4,336	14%
Total interest-bearing deposits	321,849	320,133	1,716	1%
Total deposits	416,391	421,418	(5,027)	(1)%
Borrowed funds
Federal Home Loan Bank borrowings	35,000	38,000	(3,000)	(8)%
Senior debt	29,601	26,836	2,765	10%
Subordinated debt	4,078	4,875	(797)	(16)%
Other	2,712	3,026	(314)	(10)%
Total borrowed funds	71,391	72,737	(1,346)	(2)%
Total funding sources	$487,782	$494,155	$(6,373)	(1)%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2023, both deposits and borrowed funds declined.

Total deposits decreased reflecting lower consumer and commercial deposits. Noninterest-bearing deposit balances decreased primarily driven by a decline in commercial balances. Interest-bearing deposits increased modestly reflecting higher commercial balances, partially offset by lower consumer balances. This shift in deposit composition contributed to an increase in funding costs compared to the first quarter of 2024. Our total brokered deposit balances of $10.5 billion at June 30, 2024 decreased compared to $11.0 billion at December 31, 2023, and were significantly below both our internal and regulatory guidelines and limits.

Borrowed funds decreased due to lower FHLB borrowings, partially offset by parent company senior debt issuances.

12    The PNC Financial Services Group, Inc. – Form 10-Q

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for additional information regarding our liquidity and capital activities. See Note 7 Borrowed Funds in this Report and Note 9 Borrowed Funds in our 2023 Form 10-K for additional information related to our borrowings. See Average Consolidated Balance Sheet and Net Interest Analysis in the Statistical Information section of this Report for additional information on volume and related funding cost changes.
Shareholders’ Equity

Total shareholders’ equity was $52.6 billion at June 30, 2024, an increase of $1.5 billion compared to December 31, 2023, reflecting net income of $2.8 billion and an improvement in AOCI of $0.3 billion, partially offset by dividends paid of $1.4 billion and $0.2 billion of common share repurchases.
BUSINESS SEGMENTS REVIEW

We have three reportable business segments:
•Retail Banking
•Corporate & Institutional Banking
•Asset Management Group

Total business segment financial results differ from total consolidated net income. The impact of these differences is reflected in Other, as shown in Table 79 in Note 14 Segment Reporting. Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations.

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

Table 12: Retail Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$5,326	$4,729	$597	13%
Noninterest income	2,173	1,445	728	50%
Total revenue	7,499	6,174	1,325	21%
Provision for credit losses	145	224	(79)	(35)%
Noninterest expense	3,678	3,831	(153)	(4)%
Pretax earnings	3,676	2,119	1,557	73%
Income taxes	857	497	360	72%
Noncontrolling interests	19	21	(2)	(10)%
Earnings	$2,800	$1,601	$1,199	75%
Average Balance Sheet
Loans held for sale	$560	$578	$(18)	(3)%
Loans
Consumer
Residential real estate	$34,372	$35,285	$(913)	(3)%
Home equity	24,404	24,617	(213)	(1)%
Automobile	14,812	14,962	(150)	(1)%
Credit card	6,885	6,960	(75)	(1)%
Education	1,877	2,151	(274)	(13)%
Other consumer	1,759	1,959	(200)	(10)%
Total consumer	84,109	85,934	(1,825)	(2)%
Commercial	12,703	11,574	1,129	10%
Total loans	$96,812	$97,508	$(696)	(1)%
Total assets	$114,651	$115,103	$(452)	—
Deposits
Noninterest-bearing	$53,424	$60,129	$(6,705)	(11)%
Interest-bearing	195,946	199,776	(3,830)	(2)%
Total deposits	$249,370	$259,905	$(10,535)	(4)%
Performance Ratios
Return on average assets	4.92%	2.80%
Noninterest income to total revenue	29%	23%
Efficiency	49%	62%
Supplemental Noninterest Income Information
Asset management and brokerage	$272	$254	$18	7%
Card and cash management	$636	$668	$(32)	(5)%
Lending and deposit services	$360	$357	$3	1%
Residential and commercial mortgage	$167	$179	$(12)	(7)%

14    The PNC Financial Services Group, Inc. – Form 10-Q

At or for six months ended June 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$204	$191	$13	7%
MSR asset value (b)	$2.7	$2.3	$0.4	17%
Servicing income: (in millions)
Servicing fees, net (c)	$149	$145	$4	3%
Mortgage servicing rights valuation, net of economic hedge	$(20)	$5	$(25)	*
Residential mortgage loan statistics
Loan origination volume (in billions)	$3.0	$3.8	$(0.8)	(21)%
Loan sale margin percentage	2.21%	2.24%
Other Information
Credit-related statistics
Nonperforming assets (b)	$840	$981	$(141)	(14)%
Net charge-offs - loans and leases	$277	$221	$56	25%
Other statistics
Branches (b) (d)	2,247	2,361	(114)	(5)%
Brokerage account client assets (in billions) (b) (e)	$81	$75	$6	8%
*- Not Meaningful
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)As of June 30.
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

Retail Banking earnings for the first six months of 2024 increased $1.2 billion compared to the same period in 2023 primarily due to higher revenue and lower noninterest expense, as well as a lower provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by declines in average deposit balances.

Noninterest income increased in the comparison, reflecting a gain resulting from PNC’s participation in the Visa exchange program, partially offset by lower card and cash management fees.

Provision for credit losses for the first six months of 2024 reflected the impact of portfolio activity and improved macroeconomic factors.

Noninterest expense decreased in the comparison, and included lower personnel expense.

Retail Banking average total loans remained relatively stable in the first six months of 2024 compared to the same period in 2023. Average consumer loans decreased driven by lower residential real estate as a result of paydowns outpacing new volume, as well as continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans increased due to growth in automobile dealer segment balances.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first six months of 2024, average total deposits decreased compared to the same period in 2023, and included the impact of quantitative tightening by the Federal Reserve and increased customer spending.

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
The PNC Financial Services Group, Inc. – Form 10-Q 15

Corporate & Institutional Banking
Corporate & Institutional Banking’s strategy is to be the leading relationship-based provider of traditional banking products and services to its customers through the economic cycles. We aim to grow our market share and drive higher returns by delivering value-added solutions that help our clients better run their organizations, all while maintaining prudent risk and expense management. We continue to focus on building client relationships where the risk-return profile is attractive. We are a coast-to-coast franchise and our full suite of commercial products and services is offered nationally.

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$3,109	$2,795	$314	11%
Noninterest income	1,830	1,707	123	7%
Total revenue	4,939	4,502	437	10%
Provision for credit losses	275	181	94	52%
Noninterest expense	1,833	1,860	(27)	(1)%
Pretax earnings	2,831	2,461	370	15%
Income taxes	654	575	79	14%
Noncontrolling interests	10	10		—
Earnings	$2,167	$1,876	$291	16%
Average Balance Sheet
Loans held for sale	$181	$448	$(267)	(60)%
Loans
Commercial
Commercial and industrial	$163,205	$168,110	$(4,905)	(3)%
Commercial real estate	34,430	34,507	(77)	—
Equipment lease financing	6,479	6,408	71	1%
Total commercial	204,114	209,025	(4,911)	(2)%
Consumer	3	7	(4)	(57)%
Total loans	$204,117	$209,032	$(4,915)	(2)%
Total assets	$229,151	$234,354	$(5,203)	(2)%
Deposits
Noninterest-bearing	$42,520	$55,221	$(12,701)	(23)%
Interest-bearing	98,778	87,956	10,822	12%
Total deposits	$141,298	$143,177	$(1,879)	(1)%
Performance Ratios
Return on average assets	1.91%	1.61%
Noninterest income to total revenue	37%	38%
Efficiency	37%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$1,890	$1,563	$327	21%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$27	$40	$(13)	(33)%
Commercial mortgage loan servicing income (d)	151	83	68	82%
Commercial mortgage servicing rights valuation, net of economic hedge	76	45	31	69%
Total	$254	$168	$86	51%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e) (f)	$289	$280	$9	3%
MSR asset value (e)	$1,082	$1,106	$(24)	(2)%
Average loans by C&IB business
Corporate Banking	$116,642	$118,424	$(1,782)	(2)%
Real Estate	46,297	47,495	(1,198)	(3)%
Business Credit	29,291	30,398	(1,107)	(4)%
Commercial Banking	7,536	8,327	(791)	(9)%
Other	4,351	4,388	(37)	(1)%
Total average loans	$204,117	$209,032	$(4,915)	(2)%
Credit-related statistics
Nonperforming assets (e)	$1,528	$738	$790	*
Net charge-offs - loans and leases	$237	$178	$59	33%
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
(e)As of June 30.
(f)Represents balances related to capitalized servicing.

Corporate & Institutional Banking earnings in the first six months of 2024 increased $291 million compared to the same period in 2023 driven by higher revenue and a decline in noninterest expense, partially offset by a higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans and lower average loan and deposit balances.

Noninterest income increased in the comparison and included higher capital markets and advisory fees and growth in treasury management product revenue.

Provision for credit losses for the first six months of 2024 reflected the impact of portfolio activity and improved macroeconomic factors.

Noninterest expense decreased in the comparison, reflecting a continued focus on expense management.

Average loans decreased compared with the six months ended June 30, 2023:
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
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business declined, reflecting a lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined driven by paydowns outpacing new production and a lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits were relatively stable compared to the six months ended June 30, 2023. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first six months of 2023, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

The PNC Financial Services Group, Inc. – Form 10-Q 17

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage loan servicing income and a higher benefit from commercial mortgage servicing rights valuation, net of hedge, partially offset by lower revenue from commercial mortgage loans held for sale.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was mostly driven by higher merger and acquisition advisory fees, underwriting fees and loan syndication fees, partially offset by lower customer-related interest rate derivative trading revenue.

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

Table 14: Asset Management Group Table

(Unaudited)
Six months ended June 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$320	$252	$68	27%
Noninterest income	465	458	7	2%
Total revenue	785	710	75	11%
Provision for (recapture of) credit losses	(3)	(1)	(2)	*
Noninterest expense	526	560	(34)	(6)%
Pretax earnings	262	151	111	74%
Income taxes	62	36	26	72%
Earnings	$200	$115	$85	74%
Average Balance Sheet
Loans
Consumer
Residential real estate	$11,855	$9,517	$2,338	25%
Other consumer	3,747	4,110	(363)	(9)%
Total consumer	15,602	13,627	1,975	14%
Commercial	832	1,237	(405)	(33)%
Total loans	$16,434	$14,864	$1,570	11%
Total assets	$16,873	$15,282	$1,591	10%
Deposits
Noninterest-bearing	$1,632	$1,817	$(185)	(10)%
Interest-bearing	26,655	25,907	748	3%
Total deposits	$28,287	$27,724	$563	2%
Performance Ratios
Return on average assets	2.39%	1.52%
Noninterest income to total revenue	59%	65%
Efficiency	67%	79%
Supplemental Noninterest Income Information
Asset management fees	$456	$446	$10	2%
Brokerage fees		4	(4)	(100)%
Total	$456	$450	$6	1%
Other Information (a)
Nonperforming assets	$51	$41	$10	24%
Net charge-offs (recoveries) - loans and leases	$	$(2)	$2	*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management
PNC Private Bank	$123	$111	$12	11%
Institutional Asset Management	73	65	8	12%
Total discretionary clients assets under management	196	176	$20	11%
Nondiscretionary client assets under administration	208	168	40	24%
Total	$404	$344	$60	17%
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

The PNC Financial Services Group, Inc. – Form 10-Q 19

Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions, and retirement plan fiduciary investment services to institutional clients, including corporations, healthcare systems, insurance companies, municipalities and non-profits.

Asset Management Group earnings in the first six months of 2024 increased $85 million compared to the same period in 2023, primarily driven by higher net interest income and a decline in noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and an increase in average loan and deposit balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison primarily driven by higher average equity markets, partially offset by the impact of client activity.

Noninterest expense decreased in the comparison, reflecting a continued focus on expense management.

Average loans increased compared with the six months ended June 30, 2023, primarily driven by growth in residential mortgage loans.

Average deposits increased in the comparison reflecting growth in CD and deposit sweep balances, partially offset by declines in savings and interest bearing deposits.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher equity markets as of June 30, 2024.

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
Table 15: Details of Loans
In billions

20    The PNC Financial Services Group, Inc. – Form 10-Q

We use several credit quality indicators, as further detailed in Note 3 Loans and Related Allowance for Credit Losses, to monitor and measure our exposure to credit risk within our loan portfolio. The following provides additional information about the significant loan classes that comprise our Commercial and Consumer portfolio segments.

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% and 55% of our total loan portfolio at June 30, 2024 and December 31, 2023, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	June 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Retail/wholesale trade	$30,128	17%	$28,198	16%
Manufacturing	29,544	17	28,989	16
Financial services	27,986	16	28,422	16
Service providers	21,948	12	21,354	12
Real estate related (a)	15,198	9	16,235	9
Technology, media & telecommunications	9,621	5	10,249	6
Health care	9,527	5	9,808	6
Transportation and warehousing	8,036	4	7,733	4
Other industries	26,801	15	26,592	15
Total commercial and industrial loans	$178,789	100%	$177,580	100%
(a)    Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.5 billion at June 30, 2024 and are included in commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner; not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries. The comparable amount of owner occupied commercial real estate loans at December 31, 2023 was $9.6 billion.

Commercial Real Estate
Commercial real estate loans of $35.5 billion as of June 30, 2024 comprised $20.2 billion related to commercial mortgages on income-producing properties, $9.2 billion of intermediate-term financing loans and $6.1 billion of real estate construction project loans. At December 31, 2023, comparable amounts were $35.4 billion, $21.0 billion, $8.0 billion and $6.4 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, that income serves as the primary source for the repayment of the loan. However, for all commercial real estate assets, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

The PNC Financial Services Group, Inc. – Form 10-Q 21

The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	June 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,909	17%	$6,133	17%
Texas	3,935	11	3,733	11
Florida	3,895	11	3,738	11
Virginia	1,622	5	1,590	4
Pennsylvania	1,447	4	1,515	4
Arizona	1,390	4	1,216	3
Maryland	1,246	4	1,344	4
North Carolina	1,164	3	1,142	3
Colorado	1,149	3	1,182	3
Illinois	1,146	3	1,201	3
Other	12,595	35	12,642	37
Total commercial real estate loans	$35,498	100%	$35,436	100%
Property Type (a)
Multifamily	$16,453	46%	$15,590	44%
Office	7,498	21	8,019	23
Industrial/warehouse	4,110	12	4,089	12
Retail	2,238	6	2,490	7
Seniors housing	1,862	5	1,772	5
Hotel/motel	1,709	5	1,760	5
Mixed use	387	1	388	1
Other	1,241	4	1,328	3
Total commercial real estate loans	$35,498	100%	$35,436	100%
(a)    Presented in descending order based on loan balances at June 30, 2024.

Commercial Real Estate: Office Portfolio
Given the foundational change in office demand driven by the acceptance of remote work, real estate performance related to the office sector continues to be an area of uncertainty. At June 30, 2024, our outstanding loan balances in the office portfolio totaled $7.5 billion, or 2.3% of total loans, while additional unfunded loan commitments totaled $0.3 billion. The portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at June 30, 2024, criticized loans totaled 29.3% and nonperforming loans totaled 11.0%, while delinquencies were 0.1%. As measured at origination, the weighted average LTV for the office portfolio was 59%; however, updated appraisals have increased the weighted average LTV to 69% as of June 30, 2024. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of June 30, 2024, we have established reserves of 10.3% against office loans.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 55% of the portfolio at June 30, 2024. Within the multi-tenant classification, criticized levels were 51.9% while nonperforming loans totaled 19.7%, accounting for almost all of the nonperforming office population. The weighted average LTV for multi-tenant is 76% at June 30, 2024. Additionally, commercial real estate charge-offs since the beginning of 2023 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 15.5%. The remaining 45% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. This subset of the portfolio is performing considerably better, with approximately 1% of the book in the criticized and nonperforming loan categories. As of June 30, 2024, the weighted average LTV of this book is 60%.

Portfolio management efforts remain an elevated area of focus for the office portfolio, with internal risk ratings completed for each asset quarterly, accelerated reappraisal requirements and elevated approval levels for any credit action. Refreshed appraisals have updated valuations on nearly all of the criticized office exposure since the beginning of 2023. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly.

Given the ongoing change in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 41% through June 30, 2025. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on

22    The PNC Financial Services Group, Inc. – Form 10-Q

negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal. We continue to actively manage the portfolio, and we believe reserve levels adequately reflect the expected credit losses in the portfolio.

Commercial Real Estate: Multifamily Portfolio
As of June 30, 2024, our outstanding loan balances in the multifamily portfolio totaled $16.5 billion, or 5.1% of total loans, while additional unfunded loan commitments totaled $3.1 billion. Although inflationary pressures and higher interest rates have impacted internal risk assessments and regulatory classification in this portfolio, we have not seen a notable change in loan performance at this time with regards to nonperformance, delinquency or charge-offs. We continue to closely monitor our exposure in this sector.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both June 30, 2024 and December 31, 2023.

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	June 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$20,068	43%	$19,911	42%
Texas	3,883	8	4,009	8
Washington	3,496	7	3,467	7
Florida	3,261	7	3,356	7
New Jersey	1,890	4	1,909	4
New York	1,515	3	1,551	3
Arizona	1,388	3	1,431	3
Pennsylvania	1,208	3	1,229	3
Colorado	1,161	2	1,187	2
North Carolina	976	2	989	2
Other	8,337	18	8,505	19
Total residential real estate loans	$47,183	100%	$47,544	100%
	June 30, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		771		772
LTV of loan originations		73%		73%
(a)Presented in descending order based on loan balances at June 30, 2024.
(b)Weighted-averages calculated for the twelve months ended June 30, 2024 and December 31, 2023, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $42.3 billion at June 30, 2024, with 46% located in California. Comparable amounts at December 31, 2023 were $42.4 billion and 45%, respectively.

Home Equity
Home equity loans of $25.9 billion as of June 30, 2024 were comprised of $20.8 billion of home equity lines of credit and $5.1 billion of closed-end home equity installment loans. At December 31, 2023, comparable amounts were $26.2 billion, $20.6 billion and $5.6 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we track borrower performance of this portfolio on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, legacy brokered home equity loans, home equity lines of credit
The PNC Financial Services Group, Inc. – Form 10-Q 23

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

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	June 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,601	18%	$4,745	18%
New Jersey	3,150	12	3,184	12
Florida	2,223	9	2,230	9
Ohio	2,180	8	2,242	9
California	1,669	6	1,580	6
Texas	1,255	5	1,230	5
Maryland	1,216	5	1,237	5
Michigan	1,182	5	1,214	5
Illinois	1,036	4	1,069	4
North Carolina	1,002	4	1,001	4
Other	6,403	24	6,418	23
Total home equity loans	$25,917	100%	$26,150	100%
Lien type
1st lien		51%		52%
2nd lien		49		48
Total		100%		100%
	June 30, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		772
LTV of loan originations		62%		64%
(a)Presented in descending order based on loan balances at June 30, 2024.
(b)Weighted-averages calculated for the twelve months ended June 30, 2024 and December 31, 2023, respectively.

Automobile
Auto loans of $14.8 billion as of June 30, 2024 comprised $13.8 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio as of June 30, 2024. At December 31, 2023, comparable amounts were $14.9 billion, $13.8 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	June 30, 2024	December 31, 2023
Weighted-average loan origination FICO score (a) (b)
Indirect auto	790	788
Direct auto	786	787
Weighted-average term of loan originations - in months (a)
Indirect auto	72	73
Direct auto	65	65
(a)Weighted-averages calculated for the twelve months ended June 30, 2024 and December 31, 2023, respectively.
(b)Calculated using the auto enhanced FICO scale.

24    The PNC Financial Services Group, Inc. – Form 10-Q

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At June 30, 2024, the portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans. Comparable amounts at December 31, 2023 were 45% and 55%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	June 30, 2024	December 31, 2023	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,646	$1,307	$339	26%
Consumer (a)	857	873	(16)	(2)%
Total nonperforming loans	2,503	2,180	323	15%
OREO and foreclosed assets	34	36	(2)	(6)%
Total nonperforming assets	$2,537	$2,216	$321	14%
Nonperforming loans to total loans	0.78%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.79%	0.69%
Nonperforming assets to total assets	0.46%	0.39%
Allowance for loan and lease losses to nonperforming loans	185%	220%
Allowance for credit losses to nonperforming loans (b)	214%	250%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

Increases in nonperforming assets from December 31, 2023 were primarily driven by higher commercial real estate nonperforming loans.

The following table provides details on the change in nonperforming assets for the six months ended June 30, 2024 and 2023:

Table 22: Change in Nonperforming Assets

In millions	2024	2023
January 1	$2,216	$2,019
New nonperforming assets	1,187	862
Charge-offs and valuation adjustments	(311)	(257)
Principal activity, including paydowns and payoffs	(389)	(469)
Asset sales and transfers to loans held for sale	(32)	(58)
Returned to performing status	(134)	(148)
June 30	$2,537	$1,949

As of June 30, 2024, approximately 97% of total nonperforming loans were secured by collateral.

The PNC Financial Services Group, Inc. – Form 10-Q 25

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment, such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those arising from the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	June 30, 2024	December 31, 2023	Change		June 30, 2024	December 31, 2023
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$645	$685	$(40)	(6)%	0.20%	0.21%
Accruing loans past due 60 to 89 days	259	270	(11)	(4)%	0.08%	0.08%
Total early stage loan delinquencies	904	955	(51)	(5)%	0.28%	0.30%
Late stage loan delinquencies
Accruing loans past due 90 days or more	368	429	(61)	(14)%	0.11%	0.13%
Total accruing loans past due	$1,272	$1,384	$(112)	(8)%	0.40%	0.43%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at June 30, 2024 and $0.4 billion at December 31, 2023.

Accruing loans past due 90 days or more continue to accrue interest because they are (i) well secured by collateral and are in the process of collection, (ii) managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or (iii) certain government insured or guaranteed loans. As such, they are excluded from nonperforming loans.

Loan Modifications
We provide relief to our customers experiencing financial hardships through a variety of solutions. Commercial loan and lease modifications are based on each individual borrower’s situation, while consumer loan modifications are evaluated under our hardship relief programs. For additional information on our commercial real estate, office-related modification offerings, see the Commercial Real Estate portion of the Credit Risk Management section of this Financial Review.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2023 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of June 30, 2024.

26    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	June 30, 2024			December 31, 2023
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,728	$178,789	0.97%	$1,806	$177,580	1.02%
Commercial real estate	1,441	35,498	4.06%	1,371	35,436	3.87%
Equipment lease financing	74	6,555	1.13%	82	6,542	1.25%
Total commercial	3,243	220,842	1.47%	3,259	219,558	1.48%
Consumer
Residential real estate	48	47,183	0.10%	61	47,544	0.13%
Home equity	260	25,917	1.00%	276	26,150	1.06%
Automobile	163	14,820	1.10%	173	14,860	1.16%
Credit card	698	6,849	10.19%	766	7,180	10.67%
Education	52	1,732	3.00%	56	1,945	2.88%
Other consumer	172	4,086	4.21%	200	4,271	4.68%
Total consumer	1,393	100,587	1.38%	1,532	101,950	1.50%
Total	4,636	$321,429	1.44%	4,791	$321,508	1.49%
Allowance for unfunded lending related commitments	717			663
Allowance for credit losses	$5,353			$5,454
Allowance for credit losses to total loans			1.67%			1.70%
Commercial			1.73%			1.73%
Consumer			1.52%			1.62%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $112 million and $120 million at June 30, 2024 and December 31, 2023, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Six months ended June 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2024
Commercial
Commercial and industrial	$161	$58	$103	0.12%
Commercial real estate	169	9	160	0.91%
Equipment lease financing	16	8	8	0.25%
Total commercial	346	75	271	0.25%
Consumer
Residential real estate	2	6	(4)	(0.02)%
Home equity	19	21	(2)	(0.02)%
Automobile	64	49	15	0.20%
Credit card	182	27	155	4.52%
Education	9	3	6	0.64%
Other consumer	83	19	64	3.09%
Total consumer	359	125	234	0.47%
Total	$705	$200	$505	0.32%
2023
Commercial
Commercial and industrial	$149	$53	$96	0.11%
Commercial real estate	99	2	97	0.54%
Equipment lease financing	7	6	1	0.03%
Total commercial	255	61	194	0.17%
Consumer
Residential real estate	5	7	(2)	(0.01)%
Home equity	11	24	(13)	(0.10)%
Automobile	61	51	10	0.13%
Credit card	154	22	132	3.82%
Education	9	4	5	0.47%
Other consumer	80	17	63	2.65%
Total consumer	320	125	195	0.39%
Total	$575	$186	$389	0.24%

Total net charge-offs increased $116 million, or 30%, for the first six months of 2024 compared to the same period in 2023. The increase in the comparison was primarily attributable to higher commercial real estate and credit card net charge-offs.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2024. Fluctuations in our average LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the second quarter of 2024.

28    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2023 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits decreased to $416.4 billion at June 30, 2024 from $421.4 billion at December 31, 2023. Noninterest-bearing deposit balances decreased primarily driven by a decline in commercial balances. Interest-bearing deposits increased modestly reflecting higher commercial balances, partially offset by lower consumer balances. As of June 30, 2024, uninsured deposits represented approximately 42% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.
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

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2024
January 1	$31.7
Issuances	4.2
Calls and maturities	(1.8)
Other	(0.4)
June 30	$33.7

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

PNC defines our primary contingent liquidity sources as cash held at the Federal Reserve Bank, investment securities and unused borrowing capacity at the FHLB and Federal Reserve Bank. The following table summarizes our primary contingent liquidity sources at June 30, 2024 and December 31, 2023:
Table 27: Primary Contingent Liquidity Sources

In billions	June 30, 2024	December 31, 2023
Cash balance with Federal Reserve Bank	$32.6	$43.3
Available investment securities (a)	62.8	98.5
Unused borrowing capacity from FHLB (b)	37.6	35.4
Unused borrowing capacity from Federal Reserve Bank (c)	85.3	47.2
Total available contingent liquidity	$218.3	$224.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At June 30, 2024, total FHLB borrowing capacity was $72.7 billion and total FHLB borrowings and letters of credit were $35.1 billion. Comparable amounts at December 31, 2023 were $73.4 billion and $38.0 billion, respectively.
(c)Total borrowing capacity with the Federal Reserve Bank was $85.3 billion at June 30, 2024 and $47.2 billion at December 31, 2023. PNC had no outstanding borrowings with the Federal Reserve Bank at June 30, 2024 and December 31, 2023.

As part of PNC’s contingency planning, we pledged a portion of our available held to maturity investment securities at the Federal Reserve Bank’s Discount Window during the first half of 2024, supporting our resilience and operational readiness.

The PNC Financial Services Group, Inc. – Form 10-Q 29

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At June 30, 2024, PNC Bank’s remaining capacity to issue under the program was $33.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At June 30, 2024, there were no issuances outstanding under this program.

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

At June 30, 2024, available parent company liquidity totaled $22.9 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.2 billion at June 30, 2024. See Note 19 Regulatory Matters in our 2023 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At June 30, 2024, there were no issuances outstanding under this program.
The following table details parent company note issuances in the second quarter of 2024:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
May 14, 2024	$1.75 billion	$1.75 billion of senior fixed-to-floating notes with a maturity date of May 14, 2030. Interest is payable semi-annually in arrears at a fixed rate of 5.492% per annum, on May 14 and November 14 of each year, beginning on November 14, 2024. Beginning on May 14, 2029, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.198%, on August 14, 2029, November 14, 2029, February 14, 2030 and at the maturity date.

Parent company senior and subordinated debt carrying value totaled $26.0 billion and $24.0 billion at June 30, 2024 and December 31, 2023, respectively.

See Note 16 Subsequent Events for details on the parent company’s issuances of $1.0 billion of its 5.102% senior fixed-to-floating rate notes that mature on July 23, 2027, and $1.5 billion of its 5.401% senior fixed-to-floating rate notes that mature on July 23, 2035.

30    The PNC Financial Services Group, Inc. – Form 10-Q

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
The following table presents credit ratings and outlook for PNC as of June 30, 2024:
Table 29: Credit Ratings and Outlook

June 30, 2024
	Moody’s	Standard & Poor’s (a)	Fitch
Parent Company
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	no rating	AA-
Short-term deposits	P-1	no rating	F1+
Short-term notes	P-1	A-1	F1
PNC
Agency rating outlook	Negative	Stable	Stable
(a)S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.

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

In the second quarter of 2024, PNC returned $0.7 billion of capital to shareholders, reflecting $0.6 billion of dividends on common shares and $0.1 billion of common share repurchases, representing 0.7 million shares. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at June 30, 2024. In light of the Federal banking agencies’ proposed rules to adjust the Basel III capital framework, third quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2024 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2024 will remain at the regulatory minimum of 2.5%.

On July 2, 2024 the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.60 per share, an increase of 5 cents per share. The dividend is payable on August 5, 2024 to shareholders of record at the close of business July 15, 2024.
The PNC Financial Services Group, Inc. – Form 10-Q 31

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

	June 30, 2024
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,809)	$(3,809)
Retained earnings	57,893	57,652
Goodwill, net of associated deferred tax liabilities	(10,700)	(10,700)
Other disallowed intangibles, net of deferred tax liabilities	(265)	(265)
Other adjustments/(deductions)	(102)	(104)
Common equity Tier 1 capital (c)	$43,017	$42,774
Additional Tier 1 capital
Preferred stock plus related surplus	6,245	6,245
Tier 1 capital	$49,262	$49,019
Additional Tier 2 capital
Qualifying subordinated debt	2,715	2,715
Eligible credit reserves includable in Tier 2 capital	4,997	5,235
Total Basel III capital	$56,974	$56,969
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$423,503	$423,593
Average quarterly adjusted total assets	$556,811	$556,567
Supplementary leverage exposure (e)	$666,072	$666,070
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	10.2%	10.1%
Tier 1	11.6%	11.6%
Total	13.5%	13.4%
Leverage (g)	8.8%	8.8%
Supplementary leverage ratio (e)	7.4%	7.4%
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
At June 30, 2024, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

32    The PNC Financial Services Group, Inc. – Form 10-Q

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our June 30, 2024 capital levels were aligned with them.

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

Market Risk Management – Interest Rate Risk
Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest that we earn on assets, the interest that we pay on liabilities and the level of our noninterest-bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities.

Our Asset and Liability Management group centrally manages interest rate risk as prescribed in our market risk-related risk management policies, which are approved by management’s ALCO and the Risk Committee of the Board of Directors.

PNC utilizes sensitivities of NII and EVE to a set of interest rate scenarios to identify and measure its short-term and long-term structural interest rate risks.
NII Sensitivity results for the second quarters of 2024 and 2023 follow:

Table 31: Net Interest Income Sensitivity Analysis

	Second Quarter 2024	Second Quarter 2023
Net Interest Income Sensitivity Simulation
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	(0.6)%	0.9%
200 basis point instantaneous decrease	(0.2)%	(1.3)%
When forecasting net interest income, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the second quarter of 2024, the projected balance sheet composition by the end of year one is generally consistent with the spot composition as of the second quarter of 2024.
Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate, with the relationship between deposit rates and Federal Funds rate defined as deposit beta. We define cumulative deposit beta as the change in deposit rate paid on interest-bearing non-maturity deposits divided by the change in the upper level of the stated Federal Funds rate range since the first quarter of 2022, the start of the current rising rate cycle. As of June 30, 2024, PNC’s cumulative deposit beta was 45%, an increase from 39% at June 30, 2023. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience and future expectations. Our scenario assumes that deposit betas increased slightly from current levels. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

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

Impact of Derivatives: PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $52.8 billion in receive fix/pay float swaps as of June 30, 2024, with a weighted average duration of 2.2 years and an average fixed rate of 3.13%. As of June 30, 2024 PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these commercial loans. Additionally, PNC utilizes receive fix/pay float swaps as a means of hedging
The PNC Financial Services Group, Inc. – Form 10-Q 33

fixed rate debt, as well as pay fix/receive float swaps as a means of hedging the investment securities portfolio. See Note 12 Financial Derivatives in this Report for additional information on how we use derivatives to hedge commercial loans, investment securities and fixed rate debt.
EVE sensitivity results for the second quarters of 2024 and 2023 follow:
Table 32: Economic Value of Equity Sensitivity Analysis

	Second Quarter 2024	Second Quarter 2023
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(6.7)%	(5.3)%
200 basis point instantaneous decrease	0.1%	(2.4)%

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

Compared to the second quarter of 2023, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

Customer-related trading revenue was $34 million for the six months ended June 30, 2024, compared to $107 million for the six months ended June 30, 2023. The decrease was primarily due to lower derivative client sales revenues, partially offset by higher securities client sales revenues.
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
A summary of our equity investments follows:
Table 33: Equity Investments Summary

	June 30, 2024	December 31, 2023	Change
Dollars in millions			$	%
Tax credit investments	$4,547	$4,331	$216	5%
Private equity and other	4,490	3,983	507	13%
Total	$9,037	$8,314	$723	9%

34    The PNC Financial Services Group, Inc. – Form 10-Q

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.4 billion and $2.5 billion at June 30, 2024 and December 31, 2023, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2023 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.2 billion at both June 30, 2024 and December 31, 2023. As of June 30, 2024, $2.0 billion was invested directly in a variety of companies and $0.2 billion was invested indirectly through various private equity funds.

During the second quarter of 2024, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-1 common shares into 1.8 million of Visa Class B-2 common shares and 0.7 million of Visa Class C common shares. The Visa Class B-2 common shares remain subject to the same restrictions that were imposed on the Visa Class B-1 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program.

In the second quarter of 2024, we recorded a $754 million gain related to the Visa Class C common shares received. Included in our other equity investments at June 30, 2024, are Visa Class B-2 common shares, which are recorded at cost, and Visa Class C common shares that are recorded at fair value. The fair value of our remaining Visa Class C common shares was approximately $0.2 billion at June 30, 2024.

Visa Class B-2 common shares that we own are transferable only under limited circumstances until the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. The estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.7 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2023 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $19 million for both the six months ended June 30, 2024 and June 30, 2023.

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

The PNC Financial Services Group, Inc. – Form 10-Q 35

RECENT REGULATORY DEVELOPMENTS

Resolution and Recovery Planning
In June 2024, the FDIC revised its rule requiring certain insured depository institutions, including PNC Bank, to periodically submit a resolution plan that, in the event of a hypothetical failure, should enable the FDIC to resolve the bank under the Federal Deposit Insurance Act. Under the final rule, most banks with $100 billion or more in assets, including PNC Bank, are required to submit full resolution plans on a three-year cycle, with interim informational supplements due in off-years. The FDIC may also engage in capabilities testing between full resolution plan submissions. The final rule significantly expands the required content elements and adds virtual data room and valuation capabilities as significant components of the resolution planning process. The final rule indicates that covered institutions will not be required to submit a resolution submission or interim informational supplement until at least 270 days from the effective date of October 1, 2024.

The OCC has proposed revisions to its recovery planning guidelines that apply to certain large insured national banks, including PNC Bank. The proposal would incorporate an annual testing requirement into recovery plans, and would require covered banks to consider both financial risks and non-financial risks – including operational and strategic risks – in their recovery plans. The proposal contemplates that PNC Bank would have 12 months from the effective date of the amendments to comply with the changes.

Capital, Capital Planning and Liquidity
In June 2024, the Federal Reserve announced the results of its supervisory stress tests conducted as part of the 2024 CCAR process. PNC remained well above its risk-based minimum capital requirements in the supervisory stress tests, and PNC’s SCB for the four-quarter period beginning October 1, 2024, will remain the regulatory minimum of 2.5%. See the Liquidity and Capital Management portion of the Risk Management section in this Financial Review for a discussion of PNC’s capital actions.

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

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves and
(iii) qualitative (judgmental) reserves. Our methodologies and key assumptions for each of these components are discussed in Note 1
Accounting Policies in our 2023 Form 10-K.

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

The scenarios used for the period ended June 30, 2024 consider, among other factors, ongoing inflationary pressures and the corresponding tightness of monetary policy and credit availability. Given these factors, growth is expected to slow from current levels starting in the second half of 2024. While recession risks remain elevated, our most-likely expectation at June 30, 2024 is that the U.S. economy avoids a recession in 2024.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at June 30, 2024 and December 31, 2023.

Table 34: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of June 30, 2024
	2024	2025	2026
U.S. real GDP (a)	1.1%	1.2%	2.2%
U.S. unemployment rate (b)	4.3%	4.9%	4.4%
	Assumptions as of December 31, 2023
	2024	2025	2026
U.S. real GDP (a)	0.1%	1.5%	2.0%
U.S. unemployment rate (b)	4.5%	4.6%	4.2%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2024, 2025 and 2026, respectively.

Real GDP growth is expected to end 2024 at 1.1% on a weighted average basis, up from the 0.1% assumed at December 31, 2023, primarily due to stronger economic activity in 2024 than what was expected at the end of 2023. Growth then rises to 1.2% in 2025, before jumping to 2.2% in 2026. The weighted-average unemployment rate is expected to end 2024 at 4.3%, down from the 4.5% assumed at December 31, 2023. The weighted-average unemployment rate is then expected to increase through 2025, peaking at 4.9% during the second half of the year, before gradually improving to 4.4% by the fourth quarter of 2026.

The current state of the economy continues to reflect uncertainty due to the foundational change in office demand from the acceptance of remote work, combined with inflationary pressures, interest rate movements and declining consumer savings and deposit balances. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analyses around segments impacted by such uncertainties to ensure our reserves are adequate, given our current macroeconomic expectations.

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
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.
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
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.
• We expect to provide additional disaggregated income tax disclosures in accordance with this ASU.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first six months of 2024 that impacted our financial statements.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2024, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2024, and that there has been no change in PNC’s internal control over financial reporting that occurred during

38    The PNC Financial Services Group, Inc. – Form 10-Q

the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–Job and income gains will continue to support consumer spending growth this year, but PNC’s baseline forecast is for slower economic growth in 2024 as higher interest rates remain a drag on the economy.
–Real GDP growth this year will trend close to 2%, and the unemployment rate will increase modestly to above 4% by the end of 2024. Inflation will continue to slow as wage pressures abate, gradually moving back to the Federal Reserve’s 2% long-term objective.
–With slowing inflation PNC expects two federal funds rate cuts of 25 basis points each at the FOMC’s September and December meetings, with the rate ending this year in a range between 4.75% and 5.00%. PNC expects multiple federal funds rate cuts in 2025 as inflation continues to ease.
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
The PNC Financial Services Group, Inc. – Form 10-Q 39

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
We provide greater detail regarding these as well as other factors in our 2023 Form 10-K and subsequent Form 10-Qs and elsewhere in this Report, including in the Risk Factors and Risk Management sections and the Legal Proceedings and Commitments Notes of the Notes To Consolidated Financial Statements in these reports. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

40    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended June 30		Six months ended June 30
In millions, except per share data	2024	2023	2024	2023
Interest Income
Loans	$4,842	$4,523	$9,661	$8,781
Investment securities	1,001	883	1,884	1,768
Other	725	538	1,523	1,054
Total interest income	6,568	5,944	13,068	11,603
Interest Expense
Deposits	2,084	1,531	4,161	2,822
Borrowed funds	1,182	903	2,341	1,686
Total interest expense	3,266	2,434	6,502	4,508
Net interest income	3,302	3,510	6,566	7,095
Noninterest Income
Asset management and brokerage	364	348	728	704
Capital markets and advisory	272	213	531	475
Card and cash management	706	697	1,377	1,356
Lending and deposit services	304	298	609	604
Residential and commercial mortgage	131	98	278	275
Other income
Gain on Visa shares exchange program	754		754
Securities gains (losses)	(499)	(2)	(499)	(2)
Other	77	131	212	389
Total other income	332	129	467	387
Total noninterest income	2,109	1,783	3,990	3,801
Total revenue	5,411	5,293	10,556	10,896
Provision For Credit Losses	235	146	390	381
Noninterest Expense
Personnel	1,782	1,846	3,576	3,672
Occupancy	236	244	480	495
Equipment	356	349	697	699
Marketing	93	109	157	183
Other	890	824	1,781	1,644
Total noninterest expense	3,357	3,372	6,691	6,693
Income before income taxes and noncontrolling interests	1,819	1,775	3,475	3,822
Income taxes	342	275	654	628
Net income	1,477	1,500	2,821	3,194
Less: Net income attributable to noncontrolling interests	18	17	32	34
Preferred stock dividends	95	127	176	195
Preferred stock discount accretion and redemptions	2	2	4	4
Net income attributable to common shareholders	$1,362	$1,354	$2,609	$2,961
Earnings Per Common Share
Basic	$3.39	$3.36	$6.49	$7.35
Diluted	$3.39	$3.36	$6.48	$7.34
Average Common Shares Outstanding
Basic	400	401	400	401
Diluted	400	401	400	401
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 41

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net income	$1,477	$1,500	$2,821	$3,194
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	475	(241)	296	628
Net change in cash flow hedge derivatives	308	(316)	58	211
Pension and other postretirement benefit plan adjustments	1	6	(1)	(4)
Net change in Other		3	(2)	7
Other comprehensive income (loss), before tax and net of reclassifications into Net income	784	(548)	351	842
Income tax benefit (expense) related to items of other comprehensive income	(188)	131	(85)	(195)
Other comprehensive income (loss), after tax and net of reclassifications into Net income	596	(417)	266	647
Comprehensive income	2,073	1,083	3,087	3,841
Less: Comprehensive income attributable to noncontrolling interests	18	17	32	34
Comprehensive income attributable to PNC	$2,055	$1,066	$3,055	$3,807
See accompanying Notes To Consolidated Financial Statements.

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	June 30 2024	December 31 2023
In millions, except par value
Assets
Cash and due from banks	$6,242	$6,921
Interest-earning deposits with banks	33,039	43,804
Loans held for sale (a)	988	734
Investment securities – available for sale	51,188	41,785
Investment securities – held to maturity	87,457	90,784
Loans (a)	321,429	321,508
Allowance for loan and lease losses	(4,636)	(4,791)
Net loans	316,793	316,717
Equity investments	9,037	8,314
Mortgage servicing rights	3,739	3,686
Goodwill	10,932	10,932
Other (a)	37,104	37,903
Total assets	$556,519	$561,580
Liabilities
Deposits
Noninterest-bearing	$94,542	$101,285
Interest-bearing	321,849	320,133
Total deposits	416,391	421,418
Borrowed funds
Federal Home Loan Bank borrowings	35,000	38,000
Senior debt	29,601	26,836
Subordinated debt	4,078	4,875
Other (b)	2,712	3,026
Total borrowed funds	71,391	72,737
Allowance for unfunded lending related commitments	717	663
Accrued expenses and other liabilities (b)	15,339	15,621
Total liabilities	503,838	510,439
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,225,979 and 543,116,271 shares)	2,716	2,716
Capital surplus	19,098	19,020
Retained earnings	57,652	56,290
Accumulated other comprehensive income (loss)	(7,446)	(7,712)
Common stock held in treasury at cost: 145,667,981 and 145,087,054 shares	(19,378)	(19,209)
Total shareholders’ equity	52,642	51,105
Noncontrolling interests	39	36
Total equity	52,681	51,141
Total liabilities and equity	$556,519	$561,580
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.9 billion, Loans held for investment of $1.2 billion and Other assets of $0.1 billion at June 30, 2024. Comparable amounts at December 31, 2023 were $0.7 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at June 30, 2024. Comparable amounts at December 31, 2023 were less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Six months ended June 30
	2024	2023
Operating Activities
Net income	$2,821	$3,194
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	390	381
Depreciation, amortization and accretion	74	125
Deferred income taxes (benefit)	(21)	(75)
Net losses on sales of securities	499	2
Changes in fair value of mortgage servicing rights	23	136
Gain on Visa shares exchange program	(754)
Net change in
Trading securities and other short-term investments	416	(601)
Loans held for sale and related securitization activity	(238)	522
Other assets	(142)	1,410
Accrued expenses and other liabilities	(934)	(494)
Other operating activities, net	659	532
Net cash provided (used) by operating activities	$2,793	$5,132
Investing Activities
Sales
Securities available for sale	$3,745	$(70)
Loans	237	605
Repayments/maturities
Securities available for sale	2,747	4,038
Securities held to maturity	4,714	3,076
Purchases
Securities available for sale	(16,246)	(1,272)
Securities held to maturity	(933)	(1,513)
Loans	(865)	(416)
Net change in
Federal funds sold and resale agreements	167	229
Loans	206	3,305
Other investing activities, net	(357)	(445)
Net cash provided (used) by investing activities	$(6,585)	$7,537

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Six months ended June 30
	2024	2023
Financing Activities
Net change in
Noninterest-bearing deposits	$(6,755)	$(13,982)
Interest-bearing deposits	1,716	5,166
Federal funds purchased and repurchase agreements	(178)	94
Other borrowed funds	(129)	(35)
Sales/issuances
Federal Home Loan Bank borrowings		2,000
Senior debt	4,236	6,235
Other borrowed funds	338	486
Preferred stock		1,484
Common and treasury stock	33	36
Repayments/maturities
Federal Home Loan Bank borrowings	(3,000)	(75)
Senior debt	(1,050)	(750)
Subordinated debt	(750)	(750)
Other borrowed funds	(354)	(495)
Acquisition of treasury stock	(336)	(588)
Preferred stock cash dividends paid	(176)	(195)
Common stock cash dividends paid	(1,247)	(1,213)
Net cash provided (used) by financing activities	$(7,652)	$(2,582)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash (a)	$(11,444)	$10,087
Cash, cash equivalents and restricted cash at beginning of period	50,725	34,363
Cash, cash equivalents and restricted cash at end of period	$39,281	$44,450
Cash, Cash Equivalents And Restricted Cash
Cash and cash equivalents at end of period (unrestricted cash)	$38,407	$43,863
Restricted cash	874	587
Cash, cash equivalents and restricted cash at end of period	$39,281	$44,450
Supplemental Disclosures
Interest paid	$6,314	$2,586
Income taxes paid	$288	$719
Income taxes refunded	$44	$824
Leased assets obtained in exchange for new operating lease liabilities	$129	$113
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$58	$712
Transfer from loans to foreclosed assets	$24	$32
(a)In the second quarter of 2024, we updated our policy for cash and cash equivalents to include interest-earning deposits with banks. See Note 1 Accounting Policies for additional information regarding this change to our cash and cash equivalents policy.

See accompanying Notes To Consolidated Financial Statements.

The PNC Financial Services Group, Inc. – Form 10-Q 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.
Unaudited

See page 100 for a glossary of certain terms and acronyms used in this Report.

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

We prepared these consolidated financial statements in accordance with GAAP. We have eliminated intercompany accounts and transactions. We have also reclassified certain prior-year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations. Effective for the second quarter of 2024, we updated our policy to classify Interest-earning deposits with banks as Cash and cash equivalents on the Consolidated Statement of Cash Flows when reconciling Cash and due from banks and restricted cash.

In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to state fairly our results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

We have also considered the impact of subsequent events on these consolidated financial statements through the date of issuance of the consolidated financials.

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

Use of Estimates

We prepared these consolidated financial statements using financial information available at the time of preparation, which requires us to make estimates and assumptions that affect the amounts reported. Our most significant estimates pertain to the ACL and our fair value measurements. Actual results may differ from the estimates, and the differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and due from banks are considered cash and cash equivalents for financial reporting purposes because they represent a source of liquidity. Certain cash balances within Cash and due from banks on our Consolidated Balance Sheet are restricted as to withdrawal or usage by legally binding contractual agreements or regulatory requirements.

Effective for the second quarter of 2024, we updated our policy to classify Interest-earning deposits with banks as Cash and cash equivalents on the Consolidated Statement of Cash Flows when reconciling Cash and due from banks and restricted cash. We believe this presentation enhances the usefulness of financial reporting because management views these funds as a source of liquidity for future transactions, while enhancing comparability to align with industry practice. There is no impact to our Consolidated Income Statement (including EPS), Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, or Consolidated Statement of Changes in Equity. All periods presented herein reflect this change.

46    The PNC Financial Services Group, Inc. – Form 10-Q

To reflect the change in accounting policy, we adjusted the Consolidated Statement of Cash Flows for the six months ended June 30, 2023. This included an adjustment of $10.9 billion from Net cash provided (used) by investing activities to Net increase (decrease) in cash, cash equivalents and restricted cash at end of period. The $10.9 billion was comprised of $10.8 billion reported in Net change in Interest-earning deposits with banks and $0.1 billion reported in Other investing activities, net. Additionally, we included $27.3 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at beginning of period, and $38.2 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at end of period.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first six months of 2024 that impacted our financial statements.

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)(b)

	June 30, 2024				December 31, 2023
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$16,868	$19	$(413)	$16,474	$7,596	$22	$(667)	$6,951
Residential mortgage-backed
Agency	30,234	15	(3,153)	27,096	30,643	46	(2,809)	27,880
Non-agency	534	99	(9)	624	585	118	(7)	696
Commercial mortgage-backed
Agency	1,758		(141)	1,617	1,680	1	(135)	1,546
Non-agency	824	1	(28)	797	913	1	(45)	869
Asset-backed	2,097	27	(4)	2,120	1,092	25	(1)	1,116
Other	2,581	41	(162)	2,460	2,844	44	(161)	2,727
Total securities available for sale	$54,896	$202	$(3,910)	$51,188	$45,353	$257	$(3,825)	$41,785
Securities Held to Maturity
U.S. Treasury and government agencies	$35,468		$(1,302)	$34,166	$36,529	$9	$(1,141)	$35,397
Residential mortgage-backed
Agency	41,865	$13	(3,805)	38,073	42,686	92	(2,733)	40,045
Non-agency	250		(23)	227	259		(17)	242
Commercial mortgage-backed
Agency	956	2	(31)	927	939	9	(23)	925
Non-agency	1,189	2	(17)	1,174	1,373	2	(27)	1,348
Asset-backed	4,833	22	(30)	4,825	5,890	17	(39)	5,868
Other	2,896	23	(56)	2,863	3,108	50	(35)	3,123
Total securities held to maturity (d)	$87,457	$62	$(5,264)	$82,255	$90,784	$179	$(4,015)	$86,948
(a) At June 30, 2024, the accrued interest associated with our held to maturity and available for sale portfolios totaled $268 million and $252 million, respectively. The comparable amounts at December 31, 2023 were $281 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both June 30, 2024 and December 31, 2023.
(c) Amortized cost is presented net of allowance of $88 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held to maturity at June 30, 2024. The comparable amounts at December 31, 2023 were $86 million and $6 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $3.8 billion at June 30, 2024 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2023 was $4.2 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at June 30, 2024 included $151 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for June 30, 2023 was $197 million of net unsettled purchases.

The PNC Financial Services Group, Inc. – Form 10-Q 47

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At June 30, 2024, the allowance for investment securities was $93 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2023 was $92 million. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At June 30, 2024, AOCI included pretax losses of $285 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at June 30, 2024 and December 31, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of June 30, 2024, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
June 30, 2024
U.S. Treasury and government agencies	$(30)	$10,966	$(383)	$2,960	$(413)	$13,926
Residential mortgage-backed
Agency	(22)	2,576	(3,131)	21,752	(3,153)	24,328
Non-agency			(6)	87	(6)	87
Commercial mortgage-backed
Agency	(2)	189	(139)	1,397	(141)	1,586
Non-agency			(28)	654	(28)	654
Asset-backed	(3)	694	(1)	93	(4)	787
Other	(1)	105	(139)	1,932	(140)	2,037
Total securities available for sale	$(58)	$14,530	$(3,827)	$28,875	$(3,885)	$43,405
December 31, 2023
U.S. Treasury and government agencies			$(666)	$6,035	$(666)	$6,035
Residential mortgage-backed
Agency	$(4)	$1,015	(2,805)	24,306	(2,809)	25,321
Non-agency	(1)	15	(4)	84	(5)	99
Commercial mortgage-backed
Agency			(135)	1,495	(135)	1,495
Non-agency			(45)	731	(45)	731
Asset-backed			(1)	9	(1)	9
Other	(3)	78	(136)	2,106	(139)	2,184
Total securities available for sale	$(8)	$1,108	$(3,792)	$34,766	$(3,800)	$35,874

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Six months ended June 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2024	$2	$(501)	$(499)	$(105)
2023		$(2)	$(2)

In the second quarter of 2024, we sold available for sale securities with a market value of $3.8 billion, resulting in a loss of $497 million.
48    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at June 30, 2024:
Table 38: Contractual Maturity of Debt Securities

June 30, 2024 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$1,202	$2,470	$10,854	$2,342	$16,868
Residential mortgage-backed
Agency	1	222	3,472	26,539	30,234
Non-agency			11	523	534
Commercial mortgage-backed
Agency	6	664	751	337	1,758
Non-agency	1	105	73	645	824
Asset-backed		667	318	1,112	2,097
Other	280	1,866	291	144	2,581
Total securities available for sale at amortized cost	$1,490	$5,994	$15,770	$31,642	$54,896
Fair value	$1,480	$5,808	$15,422	$28,478	$51,188
Weighted-average yield, GAAP basis (a)	1.43%	3.57%	4.13%	3.50%	3.63%
Securities Held to Maturity
U.S. Treasury and government agencies	$10,363	$22,586	$1,635	$884	$35,468
Residential mortgage-backed
Agency		9	309	41,547	41,865
Non-agency				250	250
Commercial mortgage-backed
Agency		158	587	211	956
Non-agency		49		1,140	1,189
Asset-backed	20	1,329	2,228	1,256	4,833
Other	202	968	433	1,293	2,896
Total securities held to maturity at amortized cost	$10,585	$25,099	$5,192	$46,581	$87,457
Fair value	$10,461	$24,133	$4,989	$42,672	$82,255
Weighted-average yield, GAAP basis (a)	0.96%	1.60%	3.79%	2.97%	2.38%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At June 30, 2024, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $35.9 billion and $31.4 billion, and fair value of $32.4 billion and $28.7 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	June 30, 2024	December 31, 2023
Pledged to others	$70,186	$29,878
Accepted from others:
Permitted by contract or custom to sell or repledge	$681	$755
Permitted amount repledged to others	$681	$755

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

The PNC Financial Services Group, Inc. – Form 10-Q 49

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to meet the changing environment such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those arising from the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

Table 40 presents the composition and delinquency status of our loan portfolio at June 30, 2024 and December 31, 2023. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
50    The PNC Financial Services Group, Inc. – Form 10-Q

Table 40: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
June 30, 2024
Commercial
Commercial and industrial	$177,853	$95	$53	$86	$234		$702		$178,789
Commercial real estate	34,559	8	2	1	11		928		35,498
Equipment lease financing	6,514	19	6		25		16		6,555
Total commercial	218,926	122	61	87	270		1,646		220,842
Consumer
Residential real estate	45,984	278	91	155	524	(c)	275	$400	47,183
Home equity	25,296	64	24		88		468	65	25,917
Automobile	14,607	92	22	6	120		93		14,820
Credit card	6,673	50	37	76	163		13		6,849
Education	1,654	27	15	36	78	(c)			1,732
Other consumer	4,049	12	9	8	29		8		4,086
Total consumer	98,263	523	198	281	1,002		857	465	100,587
Total	$317,189	$645	$259	$368	$1,272		$2,503	$465	$321,429
Percentage of total loans	98.68%	0.20%	0.08%	0.11%	0.40%		0.78%	0.14%	100.00%
December 31, 2023
Commercial
Commercial and industrial	$176,796	$104	$45	$76	$225		$559		$177,580
Commercial real estate	34,685	7		9	16		735		35,436
Equipment lease financing	6,480	41	8		49		13		6,542
Total commercial	217,961	152	53	85	290		1,307		219,558
Consumer
Residential real estate	46,159	282	101	192	575	(c)	294	$516	47,544
Home equity	25,533	63	27		90		458	69	26,150
Automobile	14,638	91	20	7	118		104		14,860
Credit card	6,991	54	39	86	179		10		7,180
Education	1,850	27	19	49	95	(c)			1,945
Other consumer	4,227	16	11	10	37		7		4,271
Total consumer	99,398	533	217	344	1,094		873	585	101,950
Total	$317,359	$685	$270	$429	$1,384		$2,180	$585	$321,508
Percentage of total loans	98.71%	0.21%	0.08%	0.13%	0.43%		0.68%	0.18%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.5 billion at both June 30, 2024 and December 31, 2023. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.2 billion and $0.1 billion at June 30, 2024. Comparable amounts at December 31, 2023 were $0.3 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.9 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively.
(f)Collateral dependent loans totaled $1.6 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, we pledged $49.8 billion of commercial and other loans to the Federal Reserve Bank and $88.8 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2023 were $51.3 billion and $89.5 billion, respectively. Amounts pledged reflect the unpaid principal balances.
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
The PNC Financial Services Group, Inc. – Form 10-Q 51

The following table presents our nonperforming assets as of June 30, 2024 and December 31, 2023:
Table 41: Nonperforming Assets

Dollars in millions	June 30, 2024	December 31, 2023
Nonperforming loans
Commercial	$1,646	$1,307
Consumer (a)	857	873
Total nonperforming loans (b)	2,503	2,180
OREO and foreclosed assets	34	36
Total nonperforming assets	$2,537	$2,216
Nonperforming loans to total loans	0.78%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.79%	0.69%
Nonperforming assets to total assets	0.46%	0.39%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.5 billion at both June 30, 2024 and December 31, 2023. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

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
52    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 42: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
June 30, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$11,419		$18,080	$19,842	$6,104	$5,190	$14,021	$92,363	$695	$167,714
Criticized	298		1,094	2,448	803	189	803	5,361	79	11,075
Total commercial and industrial loans	11,717		19,174	22,290	6,907	5,379	14,824	97,724	774	178,789
Gross charge-offs (b)	11	(c)	14	21	18	3	4	42	48	161
Commercial real estate
Pass Rated	1,113		5,125	8,166	2,759	1,761	10,946	420		30,290
Criticized	91		190	1,632	461	477	2,286	20	51	5,208
Total commercial real estate loans	1,204		5,315	9,798	3,220	2,238	13,232	440	51	35,498
Gross charge-offs (b)			5		2	1	161			169
Equipment lease financing
Pass Rated	746		1,392	1,281	591	580	1,590			6,180
Criticized	24		107	85	72	42	45			375
Total equipment lease financing loans	770		1,499	1,366	663	622	1,635			6,555
Gross charge-offs (b)			5	6	2	2	1			16
Total commercial loans	$13,691		$25,988	$33,454	$10,790	$8,239	$29,691	$98,164	$825	$220,842
Total commercial gross charge-offs	$11		$24	$27	$22	$6	$166	$42	$48	$346

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,019		$26,657	$7,562	$5,783	$4,110	$11,982	$88,467	$573	$168,153
Criticized	838		1,781	739	331	281	698	4,708	51	9,427
Total commercial and industrial loans	23,857		28,438	8,301	6,114	4,391	12,680	93,175	624	177,580
Gross charge-offs (b)	25	(c)	32	33	8	3	26	105	12	244
Commercial real estate
Pass Rated	4,182		8,571	2,986	2,190	4,887	7,411	383		30,610
Criticized	155		1,300	455	490	622	1,753	51		4,826
Total commercial real estate loans	4,337		9,871	3,441	2,680	5,509	9,164	434		35,436
Gross charge-offs (b)					12	31	137			180
Equipment lease financing
Pass Rated	1,522		1,424	689	690	452	1,378			6,155
Criticized	90		81	81	51	35	49			387
Total equipment lease financing loans	1,612		1,505	770	741	487	1,427			6,542
Gross charge-offs (b)	4		4	4	4	1	1			18
Total commercial loans	$29,806		$39,814	$12,512	$9,535	$10,387	$23,271	$93,609	$624	$219,558
Total commercial gross charge-offs	$29		$36	$37	$24	$35	$164	$105	$12	$442
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of June 30, 2024 and December 31, 2023.
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

The PNC Financial Services Group, Inc. – Form 10-Q 53

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 43: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
June 30, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$5	$39	$133	$68	$30	$33			$308
Greater than or equal to 80% to 100%	507	838	1,256	740	199	147			3,687
Less than 80%	976	4,054	8,374	14,236	6,315	8,554			42,509
No LTV available		41		11		3			55
Government insured or guaranteed loans		14	21	15	64	510			624
Total residential real estate loans	$1,488	$4,986	$9,784	$15,070	$6,608	$9,247			$47,183
Updated FICO scores
Greater than or equal to 780	$813	$3,411	$7,691	$12,061	$4,889	$5,190			$34,055
720 to 779	601	1,030	1,581	2,160	1,042	1,684			8,098
660 to 719	71	286	399	594	346	827			2,523
Less than 660	2	111	84	150	110	733			1,190
No FICO score available	1	134	8	90	157	303			693
Government insured or guaranteed loans		14	21	15	64	510			624
Total residential real estate loans	$1,488	$4,986	$9,784	$15,070	$6,608	$9,247			$47,183
Gross charge-offs (a)						$2			$2
Home equity (b)
Current estimated LTV ratios
Greater than 100%				$2	$12	$17	$336	$356	$723
Greater than or equal to 80% to 100%				5	34	32	1,068	1,631	2,770
Less than 80%				149	1,773	3,106	6,733	10,663	22,424
Total home equity loans				$156	$1,819	$3,155	$8,137	$12,650	$25,917
Updated FICO scores
Greater than or equal to 780				$100	$1,209	$1,930	$4,597	$6,203	$14,039
720 to 779				36	383	643	2,179	3,243	6,484
660 to 719				15	166	320	1,155	1,967	3,623
Less than 660				5	59	255	199	1,188	1,706
No FICO score available					2	7	7	49	65
Total home equity loans				$156	$1,819	$3,155	$8,137	$12,650	$25,917
Gross charge-offs (a)						$1	$9	$9	$19
54    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$15	$139	$79	$31	$10	$28			$302
Greater than or equal to 80% to 100%	1,665	1,928	955	221	69	92			4,930
Less than 80%	3,585	7,977	14,421	6,514	2,154	6,935			41,586
No LTV available	56		13			4			73
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Updated FICO scores
Greater than or equal to 780	$3,206	$7,797	$12,197	$5,035	$1,492	$4,004			$33,731
720 to 779	1,482	1,659	2,389	1,107	432	1,388			8,457
660 to 719	400	508	657	334	171	721			2,791
Less than 660	93	71	133	122	82	680			1,181
No FICO score available	140	9	92	168	56	266			731
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Gross charge-offs (a)		$2	$1	$1		$4			$8
Home equity (b)
Current estimated LTV ratios
Greater than 100%			$1	$12	$6	$14	$306	$309	$648
Greater than or equal to 80% to 100%			4	40	17	22	1,116	1,743	2,942
Less than 80%			157	1,866	845	2,556	6,843	10,293	22,560
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Updated FICO scores
Greater than or equal to 780			$102	$1,254	$489	$1,605	$4,604	$6,083	$14,137
720 to 779			38	423	216	488	2,222	3,225	6,612
660 to 719			17	174	110	271	1,207	1,894	3,673
Less than 660			5	65	52	220	223	1,089	1,654
No FICO score available				2	1	8	9	54	74
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Gross charge-offs (a)						$4	$7	$10	$21
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Beginning January 1, 2022, new originations consist of revolving Home Equity Lines of Credit.

The PNC Financial Services Group, Inc. – Form 10-Q 55

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
June 30, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$1,663		$2,086	$1,387	$1,171	$377	$259			$6,943
720 to 779	1,000		1,496	842	578	202	184			4,302
660 to 719	469		860	473	307	129	144			2,382
Less than 660	67		352	252	209	119	194			1,193
Total automobile loans	$3,199		$4,794	$2,954	$2,265	$827	$781			$14,820
Gross charge-offs (a)			$23	$13	$9	$6	$13			$64
Credit card
Updated FICO scores
Greater than or equal to 780								$1,975	$1	$1,976
720 to 779								1,885	4	1,889
660 to 719								1,857	14	1,871
Less than 660								952	53	1,005
No FICO score available or required (b)								105	3	108
Total credit card loans								$6,774	$75	$6,849
Gross charge-offs (a)								$164	$18	$182
Education
Updated FICO scores
Greater than or equal to 780	$7		$65	$87	$42	$37	$347			$585
720 to 779	7		41	41	22	16	131			258
660 to 719	4		14	15	7	5	55			100
Less than 660	1		3	3	1	1	22			31
No FICO score available or required (b)	3		6	4	3	1	1			18
Total loans using FICO credit metric	22		129	150	75	60	556			992
Other internal credit metrics							740			740
Total education loans	$22		$129	$150	$75	$60	$1,296			$1,732
Gross charge-offs (a)				$1		$1	$7			$9
Other consumer
Updated FICO scores
Greater than or equal to 780	$123		$190	$90	$30	$11	$12	$37	$1	$494
720 to 779	156		205	109	36	14	13	75	1	609
660 to 719	101		114	104	37	16	14	82	1	469
Less than 660	2		30	45	22	11	10	41	1	162
Total loans using FICO credit metric	382		539	348	125	52	49	235	4	1,734
Other internal credit metrics	7		10	95	18	13	94	2,105	10	2,352
Total other consumer loans	$389		$549	$443	$143	$65	$143	$2,340	$14	$4,086
Gross charge-offs (a)	$34	(c)	$12	$13	$8	$4	$6	$6		$83
56    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$2,722		$1,650	$1,483	$535	$368	$88			$6,846
720 to 779	1,797		1,104	778	301	250	80			4,310
660 to 719	1,014		604	408	186	186	70			2,468
Less than 660	264		272	243	152	200	105			1,236
Total automobile loans	$5,797		$3,630	$2,912	$1,174	$1,004	$343			$14,860
Gross charge-offs (a)	$8		$24	$22	$17	$30	$20			$121
Credit card
Updated FICO scores
Greater than or equal to 780								$2,017	$1	$2,018
720 to 779								1,976	4	1,980
660 to 719								1,979	13	1,992
Less than 660								1,036	48	1,084
No FICO score available or required (b)								103	3	106
Total credit card loans								$7,111	$69	$7,180
Gross charge-offs (a)								$290	$29	$319
Education
Updated FICO scores
Greater than or equal to 780	$35		$88	$45	$40	$51	$331			$590
720 to 779	32		47	24	19	24	131			277
660 to 719	20		17	8	6	8	54			113
Less than 660	4		3	2	1	2	21			33
No FICO score available or required (b)	15		5	4	2		1			27
Total loans using FICO credit metric	106		160	83	68	85	538			1,040
Other internal credit metrics							905			905
Total education loans	$106		$160	$83	$68	$85	$1,443			$1,945
Gross charge-offs (a)				$1	$1	$2	$13			$17
Other consumer
Updated FICO scores
Greater than or equal to 780	$241		$127	$47	$21	$14	$11	$39	$1	$501
720 to 779	286		157	54	26	17	11	80	1	632
660 to 719	147		140	57	27	21	11	87	2	492
Less than 660	19		52	31	17	14	8	43	1	185
Total loans using FICO credit metric	693		476	189	91	66	41	249	5	1,810
Other internal credit metrics	19		97	33	48	71	34	2,149	10	2,461
Total other consumer loans	$712		$573	$222	$139	$137	$75	$2,398	$15	$4,271
Gross charge-offs (a)	$75	(c)	$23	$18	$14	$14	$8	$11	$1	$164
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

The PNC Financial Services Group, Inc. – Form 10-Q 57

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

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three and six months ended June 30, 2024 and 2023:

Table 45: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended June 30, 2024 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$18	$372	$94		$65	$102	$67	$718	0.40%
Commercial real estate		454			84			538	1.52%
Total commercial	18	826	94		149	102	67	1,256	0.57%
Consumer
Residential real estate			30			1	5	36	0.08%
Home equity			5	$1			6	12	0.05%
Credit card				21				21	0.31%
Education		1						1	0.06%
Total consumer		1	35	22		1	11	70	0.07%
Total	$18	$827	$129	$22	$149	$103	$78	$1,326	0.41%
Three months ended June 30, 2023 Dollars in millions
Commercial
Commercial and industrial		$366	$59				$87	$512	0.29%
Commercial real estate		228					60	288	0.80%
Total commercial		594	59				147	800	0.36%
Consumer
Residential real estate	$1		35			$1	2	39	0.08%
Home equity			3	$2			5	10	0.04%
Credit card				18				18	0.25%
Education		1						1	0.05%
Other consumer				1				1	0.02%
Total consumer	1	1	38	21		1	7	69	0.07%
Total	$1	$595	$97	$21		$1	$154	$869	0.27%

58    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30, 2024 Dollars in millions	Principal Forgiveness	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial		$18	$720	$83		$109	$112	$15	$97	$1,154	0.65%
Commercial real estate			779	25		148				952	2.68%
Total commercial		18	1,499	108		257	112	15	97	2,106	0.95%
Consumer
Residential real estate				55			1		8	64	0.14%
Home equity				8	$2				10	20	0.08%
Credit card					39					39	0.57%
Education			3							3	0.17%
Other consumer					1					1	0.02%
Total consumer			3	63	42		1		18	127	0.13%
Total		$18	$1,502	$171	$42	$257	$113	$15	$115	$2,233	0.69%
Six months ended June 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$1		$432	$72					$91	$596	0.34%
Commercial real estate			493						60	553	1.54%
Total commercial	1		925	72					151	1,149	0.52%
Consumer
Residential real estate		$1		72			$2		3	78	0.17%
Home equity				4	$5				6	15	0.06%
Credit card					30					30	0.42%
Education			2							2	0.10%
Other consumer					1					1	0.02%
Total consumer		1	2	76	36		2		9	126	0.12%
Total	$1	$1	$927	$148	$36		$2		$160	$1,275	0.40%
(a)The unfunded lending related commitments on FDMs granted during the six months ended June 30, 2024 and 2023 were $0.3 billion and $0.1 billion, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-Q 59

Table 46 presents the weighted average financial effect of FDMs granted during the three and six months ended June 30, 2024 and 2023.

Table 46: Financial Effect of FDMs (a)

Three months ended June 30, 2024 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$539	Extended contractual term by 15 months.
Commercial real estate	$538	Extended contractual term by 14 months.
Residential real estate	$1	Extended contractual term by 105 months.
Education	$1	Extended contractual term by 16 months.
Interest Rate Reduction
Commercial and industrial	$120	Reduced contractual interest rate by 1.12%.
Residential real estate	$1	Reduced contractual interest rate by 1.30%.
Payment Delay
Commercial and industrial	$159	Provided 5 months of payment deferral.
Commercial real estate	$84	Provided 23 months of payment deferral.
Residential real estate	$30	Provided 10 months of payment deferral.
Home equity	$5	Provided 5 months of payment deferral.

Three months ended June 30, 2023 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$366	Extended contractual term by 9 months.
Commercial real estate	$228	Extended contractual term by 20 months.
Residential real estate	$1	Extended contractual term by 123 months.
Education	$1	Extended contractual term by 19 months.
Interest Rate Reduction
Residential real estate	$2	Reduced contractual interest rate by 1.17%.
Payment Delay
Commercial and industrial	$59	Provided 10 months of payment deferral.
Residential real estate	$35	Provided 8 months of payment deferral.
Home equity	$3	Provided 3 months of payment deferral.

60    The PNC Financial Services Group, Inc. – Form 10-Q

Six months ended June 30, 2024 Dollars in millions	Amortized cost basis (b)		Financial Effect
Term Extension
Commercial and industrial	$941		Extended contractual term by 14 months.
Commercial real estate	$927		Extended contractual term by 14 months.
Residential real estate	$1		Extended contractual term by 98 months.
Education	$3		Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$145		Reduced contractual interest rate by 1.64%.
Residential real estate	$1		Reduced contractual interest rate by 1.15%.
Payment Delay
Commercial and industrial	$207		Provided 7 months of payment deferral.
Commercial real estate	$173		Provided 9 months of payment deferral.
Residential real estate	$55		Provided 9 months of payment deferral.
Home equity	$8		Provided 4 months of payment deferral.

Six months ended June 30, 2023 Dollars in millions	Amortized cost basis (b)		Financial Effect
Principal Forgiveness
Commercial and industrial	$1	(c)	Forgave $2 million of principal balances.
Term Extension
Commercial and industrial	$432		Extended contractual term by 10 months.
Commercial real estate	$493		Extended contractual term by 17 months.
Residential real estate	$2		Extended contractual term by 111 months.
Education	$2		Extended contractual term by 17 months.
Interest Rate Reduction
Residential real estate	$3		Reduced contractual interest rate by 1.34%.
Payment Delay
Commercial and industrial	$72		Provided 6 months of payment deferral.
Residential real estate	$72		Provided 8 months of payment deferral.
Home equity	$4		Provided 4 months of payment deferral.
(a)Excludes the financial effects of modifications for loans that were paid off, charged off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 46 includes combination modification categories in addition to the standalone modification categories presented in Table 45. Primarily due to this reason, the amortized cost basis presented in Table 46 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 45. Amortized cost basis is as of the period end date.
(c)Amounts are recorded as charge-offs.

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

The PNC Financial Services Group, Inc. – Form 10-Q 61

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding June 30, 2024.

Table 47: Payment Performance of FDMs Modified in the Last 12 Months (a) (b)

Twelve months ended June 30, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,318	$1	$8		$235	$1,562
Commercial real estate	978				433	1,411
Total commercial	2,296	1	8		668	2,973
Consumer
Residential real estate	9	1		$1	86	97
Home equity	3				29	32
Credit card	45	4	4	7	1	61
Education	6					6
Other consumer	1				1	2
Total consumer	64	5	4	8	117	198
Total	$2,360	$6	$12	$8	$785	$3,171
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
The following table presents the performance as of June 30, 2023 for FDMs granted since January 1, 2023:

Table 48: Payment Performance of FDMs (a) (b)

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
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.

62    The PNC Financial Services Group, Inc. – Form 10-Q

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. The following table presents loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the period.

Table 49: Subsequently Defaulted FDMs (a)

Three months ended June 30, 2024 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay/Term Extension	All Other Modifications (b)	Total
Commercial
Commercial and industrial	$14	$1				$15
Commercial real estate		32		$37		69
Total commercial	14	33		37		84
Consumer
Residential real estate		6			$1	7
Home equity		1			3	4
Credit card			$7			7
Total consumer		7	7		4	18
Total	$14	$40	$7	$37	$4	$102

Six months ended June 30, 2024 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay/Term Extension	All Other Modifications (b)	Total
Commercial
Commercial and industrial	$26	$9				$35
Commercial real estate	1	33		$37		71
Total commercial	27	42		37		106
Consumer
Residential real estate		19			$2	21
Home equity		1	$1		5	7
Credit card			16			16
Total consumer		20	17		7	44
Total	$27	$62	$17	$37	$7	$150
(a)Represents amortized cost basis.
(b)Includes the following modification categories: interest rate reduction, combinations of interest rate reduction/payment delay and interest rate reduction/term extension and other.

Subsequently defaulted loans during the three and six months ended June 30, 2023 were $46 million and $48 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 63

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 50: Rollforward of Allowance for Credit Losses

	Three months ended June 30						Six months ended June 30
	2024			2023			2024			2023
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,217	$1,476	$4,693	$3,046	$1,695	$4,741	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741
Adoption of ASU 2022-02 (a)											(35)	(35)
Beginning balance, adjusted	3,217	1,476	4,693	3,046	1,695	4,741	3,259	1,532	4,791	3,114	1,592	4,706
Charge-offs	(198)	(177)	(375)	(135)	(158)	(293)	(346)	(359)	(705)	(255)	(320)	(575)
Recoveries	52	61	113	36	63	99	75	125	200	61	125	186
Net (charge-offs)	(146)	(116)	(262)	(99)	(95)	(194)	(271)	(234)	(505)	(194)	(195)	(389)
Provision for (recapture of) credit losses	172	32	204	195	(6)	189	257	94	351	220	198	418
Other		1	1		1	1	(2)	1	(1)	2		2
Ending balance	$3,243	$1,393	$4,636	$3,142	$1,595	$4,737	$3,243	$1,393	$4,636	$3,142	$1,595	$4,737
Allowance for unfunded lending related commitments (b)
Beginning balance	$528	$144	$672	$560	$112	$672	$545	$118	$663	$613	$81	$694
Provision for (recapture of) credit losses	53	(8)	45	(5)	(4)	(9)	36	18	54	(58)	27	(31)
Ending balance	$581	$136	$717	$555	$108	$663	$581	$136	$717	$555	$108	$663
Allowance for credit losses at June 30 (c)	$3,824	$1,529	$5,353	$3,697	$1,703	$5,400	$3,824	$1,529	$5,353	$3,697	$1,703	$5,400
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
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $112 million and $171 million at June 30, 2024 and 2023, respectively.
The ACL related to loans totaled $5.4 billion at June 30, 2024 and $5.5 billion at December 31, 2023. The reserve change was driven by improved macroeconomic factors as well as portfolio activity.

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities:
Table 51: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended June 30, 2024
Sales of loans and related securitization activity (b)	$703	$344
Repurchases of previously transferred loans (c)	$18
Servicing fees (d)	$138	$52
Servicing advances recovered/(funded), net	$17	$(41)
Cash flows on mortgage-backed securities held (e)	$978	$27
Cash Flows - Three months ended June 30, 2023
Sales of loans and related securitization activity (b)	$655	$1,202
Repurchases of previously transferred loans (c)	$22
Servicing fees (d)	$127	$49
Servicing advances recovered/(funded), net	$11	$(15)
Cash flows on mortgage-backed securities held (e)	$695	$18
Cash Flows - Six months ended June 30, 2024
Sales of loans and related securitization activity (b)	$1,228	$667
Repurchases of previously transferred loans (c)	$41	$9
Servicing fees (d)	$277	$99
Servicing advances recovered/(funded), net	$40	$(17)
Cash flows on mortgage-backed securities held (e)	$1,820	$101
Cash Flows - Six months ended June 30, 2023
Sales of loans and related securitization activity (b)	$1,171	$2,156
Repurchases of previously transferred loans (c)	$51	$9
Servicing fees (d)	$255	$95
Servicing advances recovered/(funded), net	$39	$(64)
Cash flows on mortgage-backed securities held (e)	$1,298	$30
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $18.9 billion, $20.4 billion and $21.2 billion in residential mortgage-backed securities at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The carrying values of commercial mortgage-backed securities were $0.7 billion at each June 30, 2024, December 31, 2023 and June 30, 2023.
Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at June 30, 2024 and December 31, 2023.
Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
June 30, 2024
Total principal balance	$38,132	$55,099
Delinquent loans (b)	$281	$107
December 31, 2023
Total principal balance	$39,016	$57,492
Delinquent loans (b)	$329	$89
Six months ended June 30, 2024 (c)
Net charge-offs (d)	$1	$61
Six months ended June 30, 2023 (c)
Net charge-offs (d)	$2	$4
(a)Represents information at the securitization level in which we have sold loans and we are the servicer for the securitization.
(b)Serviced delinquent loans are 90 days or more past due or are in process of foreclosure.
(c)There were no net charge-offs for Residential or Commercial mortgages for the three months ended June 30, 2024 and June 30, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 65

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
Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
June 30, 2024
Mortgage-backed securitizations (b)	$20,081	$20,085	(c)
Tax credit investments and other	5,037	4,926	(d) (e)	$2,072	(f) (g)
Total	$25,118	$25,011		$2,072
December 31, 2023
Mortgage-backed securitizations (b)	$21,451	$21,453	(c)
Tax credit investments and other	4,709	4,631	(d) (e)	$2,119	(f) (g)
Total	$26,160	$26,084		$2,119
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.3 billion of LIHTCs and $0.2 billion of NMTCs at June 30, 2024, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $3.0 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $1.8 billion of LIHTCs and less than $0.1 billion of NMTCs at June 30, 2024, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $1.6 billion and $0.2 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the six months ended June 30, 2024, we recognized $0.2 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the six months ended June 30, 2023, we recognized $0.2 billion of amortization, $0.2 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2023 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.7 billion at both June 30, 2024 and December 31, 2023, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

We recognize gains (losses) on changes in the fair value of MSRs. MSRs are subject to changes in value from actual or expected prepayment of the underlying loans and defaults, as well as market driven changes in interest rates. We manage this risk by
66    The PNC Financial Services Group, Inc. – Form 10-Q

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

Changes in the commercial and residential MSRs follow:

Table 54: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2024	2023	2024	2023
January 1	$1,032	$1,113	$2,654	$2,310
Additions:
From loans sold with servicing retained	11	32	12	10
Purchases	24	17	29	109
Changes in fair value due to:
Time and payoffs (a)	(157)	(164)	(126)	(113)
Other (b)	172	108	88	33
June 30	$1,082	$1,106	$2,657	$2,349
Related unpaid principal balance of loans serviced at June 30	$288,746	$280,023	$203,543	$191,274
Servicing advances at June 30	$578	$485	$132	$126
(a)Represents decrease in MSR value due to passage of time, including the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of June 30, 2024 and December 31, 2023 are shown in Tables 55 and 56. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The PNC Financial Services Group, Inc. – Form 10-Q 67

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 55: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2024	December 31, 2023
Fair value	$1,082	$1,032
Weighted-average life (years)	3.9	3.9
Weighted-average constant prepayment rate	5.30%	5.51%
Decline in fair value from 10% adverse change	$9	$9
Decline in fair value from 20% adverse change	$16	$17
Effective discount rate	9.98%	9.64%
Decline in fair value from 10% adverse change	$32	$31
Decline in fair value from 20% adverse change	$64	$61

Table 56: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	June 30, 2024		December 31, 2023
Fair value	$2,657		$2,654
Weighted-average life (years)	8.1		8.1
Weighted-average constant prepayment rate	6.25%		6.42%
Decline in fair value from 10% adverse change	$57		$60
Decline in fair value from 20% adverse change	$110		$117
Weighted-average option adjusted spread	764	bps	765	bps
Decline in fair value from 10% adverse change	$82		$83
Decline in fair value from 20% adverse change	$160		$161

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion for both the three months ended June 30, 2024 and 2023, and $0.4 billion for both the six months ended June 30, 2024 and 2023. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2023 Form 10-K.

Table 57: Lessor Income

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Sales-type and direct financing leases (a)	$88	$73	$172	$143
Operating leases (b)	5	15	11	31
Lease income	$93	$88	$183	$174
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

68    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at June 30, 2024 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 58: Borrowed Funds

In millions
Less than 1 year	$28,984
1 to 2 years	13,638
2 to 3 years	4,566
3 to 4 years	4,065
4 to 5 years	6,015
Over 5 years	14,123
Total	$71,391

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of June 30, 2024, and the carrying values as of June 30, 2024 and December 31, 2023.
Table 59: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	June 30, 2024	June 30, 2024	June 30, 2024	December 31, 2023
Parent Company
Senior debt	1.15% - 6.88%	2024-2035	$24,979	$22,221
Subordinated debt	4.63%	2033	778	1,544
Junior subordinated debt	6.18%	2028	206	206
Total Parent Company			25,963	23,971
Bank
Federal Home Loan Bank borrowings (a)	5.53% - 5.93%	2024-2026	35,000	38,000
Senior debt	2.50% - 6.07%	2024-2043	4,622	4,615
Subordinated debt	2.70% - 5.90%	2025-2029	3,094	3,125
Total Bank			42,716	45,740
Total			$68,679	$69,711
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 59, the carrying values for parent company senior and subordinated debt include basis adjustments of $(766) million and $(68) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(151) million and $(187) million, respectively, related to fair value accounting hedges as of June 30, 2024.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2023 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 69

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of June 30, 2024 and December 31, 2023, respectively.
Table 60: Commitments to Extend Credit and Other Commitments

In millions	June 30, 2024	December 31, 2023
Commitments to extend credit
Commercial	$202,054	$203,080
Home equity	24,102	23,970
Credit card	35,249	33,978
Other	7,457	7,363
Total commitments to extend credit	268,862	268,391
Net outstanding standby letters of credit (a)	10,680	10,913
Standby bond purchase agreements (b)	1,167	1,078
Other commitments (c)	5,077	4,386
Total commitments to extend credit and other commitments	$285,786	$284,768
(a)Net outstanding standby letters of credit include $3.6 billion and $3.9 billion at June 30, 2024 and December 31, 2023, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.1 billion related to investments in qualified affordable housing projects at both June 30, 2024 and December 31, 2023.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at June 30, 2024, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on June 30, 2024 had terms ranging from less than one year to seven years.

As of June 30, 2024, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.1 billion at June 30, 2024 and is included in Other liabilities on our Consolidated Balance Sheet.

70    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and six months ended June 30, 2024 and 2023 is as follows:
Table 61: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at March 31, 2023 (a)	399	$2,714	$7,235	$12,629	$54,598	$(9,108)	$(19,024)	$30	$49,074
Net income					1,483			17	1,500
Other comprehensive loss, net of tax						(417)			(417)
Cash dividends declared - Common					(606)				(606)
Cash dividends declared - Preferred					(127)				(127)
Preferred stock discount accretion			2		(2)
Common stock activity		1		16					17
Treasury stock activity	(1)			3			(126)		(123)
Other				49				(21)	28
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
Balance at March 31, 2024 (a)	398	$2,716	$6,243	$12,789	$56,913	$(8,042)	$(19,279)	$34	$51,374
Net income					1,459			18	1,477
Other comprehensive income, net of tax						596			596
Cash dividends declared - Common					(623)				(623)
Cash dividends declared - Preferred					(95)				(95)
Preferred stock discount accretion			2		(2)
Common stock activity				16					16
Treasury stock activity				6			(99)		(93)
Other				42				(13)	29
Balance at June 30, 2024 (a)	398	$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)	$39	$52,681
Six months ended
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoption (b)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					3,160			34	3,194
Other comprehensive income, net of tax						647			647
Cash dividends declared - Common					(1,213)				(1,213)
Cash dividends declared - Preferred					(195)				(195)
Preferred stock discount accretion			4		(4)
Preferred stock issuance (c)			1,487						1,487
Common stock activity		1		16					17
Treasury stock activity	(3)			73			(434)		(361)
Other				(22)				(46)	(68)
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income					2,789			32	2,821
Other comprehensive income, net of tax						266			266
Cash dividends declared - Common					(1,247)				(1,247)
Cash dividends declared - Preferred					(176)				(176)
Preferred stock discount accretion			4		(4)
Common stock activity				16					16
Treasury stock activity				77			(169)		(92)
Other				(19)				(29)	(48)
Balance at June 30, 2024 (a)	398	$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)	$39	$52,681
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

The PNC Financial Services Group, Inc. – Form 10-Q 71

Details of other comprehensive income (loss) are as follows:

Table 62: Other Comprehensive Income (Loss)

	Three months ended June 30						Six months ended June 30
	2024			2023			2024			2023
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(216)	$52	$(164)	$(476)	$112	$(364)	$(611)	$147	$(464)	$178	$(42)	$136
Less: Net realized (losses) reclassified to earnings (a)	(691)	166	(525)	(235)	55	(180)	(907)	218	(689)	(450)	106	(344)
Net change	475	(114)	361	(241)	57	(184)	296	(71)	225	628	(148)	480
Cash flow hedge derivatives
Net unrealized (losses) on cash flow hedge derivatives	(75)	18	(57)	(689)	162	(527)	(701)	168	(533)	(492)	116	(376)
Less: Net realized (losses) reclassified to earnings (a)	(383)	92	(291)	(373)	88	(285)	(759)	182	(577)	(703)	166	(537)
Net change	308	(74)	234	(316)	74	(242)	58	(14)	44	211	(50)	161
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	1		1	6	(1)	5	(1)		(1)	(4)	1	(3)
Net change	1		1	6	(1)	5	(1)		(1)	(4)	1	(3)
Other
Net unrealized gains (losses) on other transactions				3	1	4	(2)		(2)	7	2	9
Net change				3	1	4	(2)		(2)	7	2	9
Total other comprehensive income (loss)	$784	$(188)	$596	$(548)	$131	$(417)	$351	$(85)	$266	$842	$(195)	$647
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 63: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at March 31, 2023	$(6,500)	$(2,302)	$(259)	$(47)	$(9,108)
Net activity	(184)	(242)	5	4	(417)
Balance at June 30, 2023 (a)	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
Balance at March 31, 2024	$(5,966)	$(1,903)	$(127)	$(46)	$(8,042)
Net activity	361	234	1		596
Balance at June 30, 2024 (a)	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
Six months ended
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	480	161	(3)	9	647
Balance at June 30, 2023 (a)	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	225	44	(1)	(2)	266
Balance at June 30, 2024 (a)	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
(a)AOCI included pretax losses of $285 million and $301 million from derivatives that hedged the purchase of investment securities classified as held to maturity at June 30, 2024 and June 30, 2023, respectively.
72    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 64: Dividends Per Share (a)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Common Stock	$1.55	$1.50	$3.10	$3.00
Preferred Stock
Series B	$0.45	$0.45	$0.90	$0.90
Series O		$2,100		$4,174
Series R	$2,209	$2,425	$4,403	$2,425
Series S	$2,500	$2,500	$2,500	$2,500
Series T	$850	$850	$1,700	$1,700
Series U	$1,500	$1,500	$3,000	$3,000
Series V	$1,550	$1,550	$3,100	$3,100
Series W	$1,562	$2,222	$3,125	$2,222
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.
On July 2, 2024, the PNC Board of Directors raised the quarterly cash dividend on common stock to $1.60 per share to be paid on August 5, 2024 to shareholders of record at the close of business July 15, 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 73

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended June 30		Six months ended June 30
In millions, except per share data	2024	2023	2024	2023
Basic
Net income	$1,477	$1,500	$2,821	$3,194
Less:
Net income attributable to noncontrolling interests	18	17	32	34
Preferred stock dividends	95	127	176	195
Preferred stock discount accretion and redemptions	2	2	4	4
Net income attributable to common shareholders	1,362	1,354	2,609	2,961
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	7	7	14	15
Net income attributable to basic common shareholders	$1,355	$1,347	$2,595	$2,946
Basic weighted-average common shares outstanding	400	401	400	401
Basic earnings per common share (a)	$3.39	$3.36	$6.49	$7.35
Diluted
Net income attributable to diluted common shareholders	$1,355	$1,347	$2,595	$2,946
Basic weighted-average common shares outstanding	400	401	400	401
Dilutive potential common shares
Diluted weighted-average common shares outstanding	400	401	400	401
Diluted earnings per common share (a)	$3.39	$3.36	$6.48	$7.34
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).
74    The PNC Financial Services Group, Inc. – Form 10-Q

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

Table 66: Fair Value Measurements – Recurring Basis Summary

	June 30, 2024					December 31, 2023
In millions	Level 1		Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale			$547	$95	$642		$371	$103	$474
Commercial mortgage loans held for sale			291	4	295		227	11	238
Securities available for sale
U.S. Treasury and government agencies	$15,513		961		16,474	$6,292	659		6,951
Residential mortgage-backed
Agency			27,096		27,096		27,880		27,880
Non-agency				624	624			696	696
Commercial mortgage-backed
Agency			1,617		1,617		1,546		1,546
Non-agency			694	103	797		766	103	869
Asset-backed			2,024	96	2,120		1,014	102	1,116
Other			2,406	54	2,460		2,672	55	2,727
Total securities available for sale	15,513		34,798	877	51,188	6,292	34,537	956	41,785
Loans			490	701	1,191		512	726	1,238
Equity investments (a)	972	(b)		2,030	3,203	574		1,952	2,717
Residential mortgage servicing rights				2,657	2,657			2,654	2,654
Commercial mortgage servicing rights				1,082	1,082			1,032	1,032
Trading securities (c)	515		1,835		2,350	377	2,422		2,799
Financial derivatives (c) (d)	5		3,103	12	3,120	29	3,394	6	3,429
Other assets	431		129	8	568	403	85	8	496
Total assets (e)	$17,436		$41,193	$7,466	$66,296	$7,675	$41,548	$7,448	$56,862
Liabilities
Other borrowed funds	$661		$121	$9	$791	$724	$84	$9	$817
Financial derivatives (d) (f)	6		6,027	183	6,216	11	5,736	152	5,899
Other liabilities				194	194			237	237
Total liabilities (g)	$667		$6,148	$386	$7,201	$735	$5,820	$398	$6,953
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included Visa C shares with an unrealized gain of $244 million at June 30, 2024.
(c)Included in Other assets on the Consolidated Balance Sheet.
(d)Amounts at June 30, 2024 and December 31, 2023 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(e)Total assets at fair value as a percentage of total consolidated assets was 12% and 10% at June 30, 2024 and December 31, 2023, respectively. Level 3 assets as a percentage of total assets at fair value was 11% and 13% at June 30, 2024 and December 31, 2023, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both June 30, 2024 and December 31, 2023.
(f)Included in Other liabilities on the Consolidated Balance Sheet.
(g)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both June 30, 2024 and December 31, 2023. Level 3 liabilities as a percentage of total liabilities at fair value was 5% and 6% at June 30, 2024 and December 31, 2023, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both June 30, 2024 and December 31, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 75

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2024 and 2023 are as follows:

Table 67: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended June 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2024
Assets
Residential mortgage loans held for sale	$98				$12	$(11)		$(2)	$1	$(3)	(d)	$95	$(1)
Commercial mortgage loans held for sale	11							(7)				4
Securities available for sale
Residential mortgage- backed non-agency	668	$3		$(5)				(42)				624
Commercial mortgage- backed non-agency	103											103
Asset-backed	100			(1)				(3)				96
Other	53				3			(2)				54
Total securities available for sale	924	3		(6)	3			(47)				877
Loans	713	4			7	(2)		(18)		(3)	(d)	701	4
Equity investments	2,030	31			47	(78)						2,030	23
Residential mortgage servicing rights	2,687	16			16		$7	(69)				2,657	16
Commercial mortgage servicing rights	1,075	65			12		8	(78)				1,082	65
Financial derivatives	9	9			2			(8)				12	11
Other assets	8											8
Total assets	$7,555	$128		$(6)	$99	$(91)	$15	$(229)	$1	$(6)		$7,466	$118
Liabilities
Other borrowed funds	$9						$4	$(4)				$9
Financial derivatives	113	$110				$2		(42)				183	$115
Other liabilities	189	6					15	(16)				194	7
Total liabilities	$311	$116				$2	$19	$(62)				$386	$122
Net gains (losses)		$12	(e)										$(4)	(f)

76    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended June 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Mar. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2023
Assets
Residential mortgage loans held for sale	$242	$(4)			$3	$(41)		$(2)		$(7)	(d)	$191	$(3)
Commercial mortgage loans held for sale	32	1						(8)				25
Securities available for sale
Residential mortgage- backed non-agency	787	4		$14				(37)				768
Commercial mortgage-backed non-agency	3											3
Asset-backed	121	1		(1)				(4)				117
Other	53				3			(2)				54
Total securities available for sale	964	5		13	3			(43)				942
Loans	757	3			11	(1)		(28)	$8	(5)	(d)	745	3
Equity investments	1,835	24			92	(328)						1,623	2
Residential mortgage servicing rights	2,232	81			91		$5	(60)				2,349	80
Commercial mortgage servicing rights	1,061	99			9		19	(82)				1,106	100
Financial derivatives	19	(10)			2			(5)				6	4
Total assets	$7,142	$199		$13	$211	$(370)	$24	$(228)	$8	$(12)		$6,987	$186
Liabilities
Other borrowed funds	$5						$3	$(3)				$5
Financial derivatives	97	$79				$1		(37)				140	$80
Other liabilities	229	31					89	(110)				239	21
Total liabilities	$331	$110				$1	$92	$(150)				$384	$101
Net gains (losses)		$89	(e)										$85	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 77

(Continued from previous page)

Six Months Ended June 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)			$14	$(11)		$(4)	$3	$(9)	(d)	$95	$(2)
Commercial mortgage loans held for sale	11							(7)				4
Securities available for sale
Residential mortgage- backed non-agency	696	6		$(11)				(67)				624
Commercial mortgage- backed non-agency	103											103
Asset-backed	102			(1)				(5)				96
Other	55	(2)		1	3			(3)				54	(2)
Total securities available for sale	956	4		(11)	3			(75)				877	(2)
Loans	726	8			12	(2)		(38)		(5)	(d)	701	8
Equity investments	1,952	26			136	(84)						2,030	18
Residential mortgage servicing rights	2,654	88			29		$12	(126)				2,657	88
Commercial mortgage servicing rights	1,032	172			24		11	(157)				1,082	172
Financial derivatives	6	18			2			(14)				12	21
Other assets	8											8
Total assets	$7,448	$315		$(11)	$220	$(97)	$23	$(421)	$3	$(14)		$7,466	$303
Liabilities
Other borrowed funds	$9						$7	$(7)				$9
Financial derivatives	152	$118				$2		(89)				183	$120
Other liabilities	237	(14)					28	(57)				194	9
Total liabilities	$398	$104				$2	$35	$(153)				$386	$129
Net gains (losses)		$211	(e)										$174	(f)

78    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Six Months Ended June 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at June 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value June 30, 2023
Assets
Residential mortgage loans held for sale	$243				$9	$(42)		$(7)	$3	$(15)	(d)	$191	$1
Commercial mortgage loans held for sale	33							(8)				25
Securities available for sale
Residential mortgage- backed non-agency	819	$8		$4				(63)				768
Commercial mortgage- backed non-agency	3											3
Asset-backed	124	1						(8)				117
Other	55			(4)	3			(3)	3			54
Total securities available for sale	1,001	9			3			(74)	3			942
Loans	769	6			20	(1)		(50)	15	(14)	(d)	745	6
Equity investments	1,778	145			232	(398)				(134)	(g)	1,623	119
Residential mortgage servicing rights	2,310	33			109		$10	(113)				2,349	33
Commercial mortgage servicing rights	1,113	108			17		32	(164)				1,106	108
Financial derivatives	5	7			3			(9)				6	10
Total assets	$7,252	$308			$393	$(441)	$42	$(425)	$21	$(163)		$6,987	$277
Liabilities
Other borrowed funds	$4						$6	$(5)				$5
Financial derivatives	123	$118				$3		(104)				140	$122
Other liabilities	294	55					107	(217)				239	42
Total liabilities	$421	$173				$3	$113	$(326)				$384	$164
Net gains (losses)		$135	(e)										$113	(f)
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
The PNC Financial Services Group, Inc. – Form 10-Q 79

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 68: Fair Value Measurements – Recurring Quantitative Information

June 30, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 1,090bps (985bps)
Residential mortgage-backed non-agency securities	624	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (2.9%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	10.0% - 77.4% (42.2%)
			Spread over the benchmark curve (b)	272bps weighted-average
Asset-backed securities	96	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (4.5%)
			Constant default rate	0.0% - 8.1% (1.6%)
			Loss severity	30.0% - 100.0% (48.7%)
			Spread over the benchmark curve (b)	227bps weighted-average
Loans - Residential real estate - Uninsured	532	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (57.4%)
			Loss severity	0.0% - 100.0% (5.1%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	71	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	8.0% weighted-average
Loans - Home equity - First-lien	16	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (58.6%)
			Loss severity	0.0% - 100.0% (12.9%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity	82	Consensus pricing (c)	Credit and liquidity discount	0.0% - 100.0% (42.1%)
Equity investments	2,030	Multiple of adjusted earnings	Multiple of earnings	5.0x - 27.0x (10.3x)
Residential mortgage servicing rights	2,657	Discounted cash flow	Constant prepayment rate	0.0% - 40.7% (6.3%)
			Spread over the benchmark curve (b)	336bps - 2,338bps (764bps)
Commercial mortgage servicing rights	1,082	Discounted cash flow	Constant prepayment rate	5.1% - 8.3% (5.3%)
			Discount rate	8.1% - 10.3% (10.0%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(180)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	66
Total Level 3 assets, net of liabilities (e)	$7,080

80    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 3,610bps (1,647bps)
Residential mortgage-backed non-agency securities	696	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (2.7%)
			Loss severity	10.0% - 69.0% (41.2%)
			Spread over the benchmark curve (b)	285bps weighted-average
Asset-backed securities	102	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (5.1%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	20.0% - 100.0% (49.5%)
			Spread over the benchmark curve (b)	248bps weighted-average
Loans - Residential real estate - Uninsured	546	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.1%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.8% weighted-average
Loans - Home equity - First-lien	18	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.9%)
			Loss severity	0.0% - 100.0% (14.4%)
			Discount rate	5.5% - 7.5% (6.2%)
Loans - Home equity	87	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (43.8%)
Equity investments	1,952	Multiple of adjusted earnings	Multiple of earnings	4.5x - 26.7x (10.1x)
Residential mortgage servicing rights	2,654	Discounted cash flow	Constant prepayment rate	0.0% - 33.6% (6.4%)
			Spread over the benchmark curve (b)	337bps - 1,668bps (765bps)
Commercial mortgage servicing rights	1,032	Discounted cash flow	Constant prepayment rate	5.3% - 9.7% (5.5%)
			Discount rate	7.6% - 10.0% (9.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(145)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	22
Total Level 3 assets, net of liabilities (e)	$7,050
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
(e)Consisted of total Level 3 assets of $7.5 billion and total Level 3 liabilities of $0.4 billion as of June 30, 2024 and $7.4 billion and $0.4 billion as of December 31, 2023, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 81

Assets measured at fair value on a nonrecurring basis follow:

Table 69: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Six months ended
In millions	June 30 2024	December 31 2023	June 30 2024	June 30 2023	June 30 2024	June 30 2023
Assets
Nonaccrual loans	$769	$578	$(192)	$(99)	$(245)	$(174)
Equity investments	170	203	8	(5)	(1)	(8)
Loans held for sale	25
OREO and foreclosed assets	6	12	(1)		(2)	(1)
Long-lived assets	10	9	(3)	(10)	(6)	(15)
Total assets	$980	$802	$(188)	$(114)	$(254)	$(198)
(a)All Level 3 for the periods presented, except for $25 million included in Loans held for sale which was categorized as Level 2 as of June 30, 2024 and $30 million included in Equity investments which was categorized as Level 1 as of December 31, 2023.
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

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Fair Value and Principal Balances

	June 30, 2024			December 31, 2023
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$604	$601	$3	$432	$429	$3
Accruing loans 90 days or more past due	8	8		6	6
Nonaccrual loans	30	36	(6)	36	43	(7)
Total	$642	$645	$(3)	$474	$478	$(4)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$295	$289	$6	$238	$228	$10
Loans
Accruing loans less than 90 days past due	$607	$646	$(39)	$507	$520	$(13)
Accruing loans 90 days or more past due	119	130	(11)	146	156	(10)
Nonaccrual loans	465	631	(166)	585	793	(208)
Total	$1,191	$1,407	$(216)	$1,238	$1,469	$(231)
Other assets	$129	$132	$(3)	$85	$69	$16
Liabilities
Other borrowed funds	$32	$33	$(1)	$39	$40	$(1)
Other liabilities	$104		$104	$124		$124
(a)There were no accruing loans 90 days or more past due within this category at June 30, 2024 or December 31, 2023.
(b)There were no nonaccrual loans within this category at June 30, 2024 or December 31, 2023.
82    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
In millions	2024	2023	2024	2023
Assets
Residential mortgage loans held for sale	$6	$2	$14	$17
Commercial mortgage loans held for sale	$14	$22	$9	$23
Loans	$6	$5	$12	$9
Other assets	$(2)	$2	$3	$(12)
Liabilities
Other liabilities	$(7)	$(21)	$(9)	$(41)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of June 30, 2024 and December 31, 2023. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 14 Fair Value in our 2023 Form 10-K.

Table 72: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets
Cash and due from banks	$6,242	$6,242	$6,242
Interest-earning deposits with banks (a)	33,039	33,039	32,630	$409
Securities held to maturity	87,462	82,255	29,716	52,387	$152
Net loans (excludes leases)	309,047	302,613			302,613
Other assets	5,734	5,709		5,700	9
Total assets	$441,524	$429,858	$68,588	$58,496	$302,774
Liabilities
Time deposits	$35,905	$35,910		$35,910
Borrowed funds	70,511	71,325		70,240	$1,085
Unfunded lending related commitments	717	717			717
Other liabilities	1,229	1,229		1,229
Total liabilities	$108,362	$109,181		$107,379	$1,802
December 31, 2023
Assets
Cash and due from banks	$6,921	$6,921	$6,921
Interest-earning deposits with banks (a)	43,804	43,804	43,313	$491
Securities held to maturity	90,790	86,948	30,943	55,850	$155
Net loans (excludes leases)	308,936	299,645			299,645
Other assets	5,872	5,872		5,872
Total assets	$456,323	$443,190	$81,177	$62,213	$299,800
Liabilities
Time deposits	$31,569	$31,602		$31,602
Borrowed funds	71,816	72,369		71,194	$1,175
Unfunded lending related commitments	663	663			663
Other liabilities	1,091	1,091		1,091
Total liabilities	$105,139	$105,725		$103,887	$1,838
(a)In the second quarter of 2024, we reclassified balances held at the Federal Reserve Bank from Level 2 to Level 1 to align with our updated cash and cash equivalents policy. For additional details, see Note 1 Accounting Policies.

The PNC Financial Services Group, Inc. – Form 10-Q 83

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2023 Form 10-K.

84    The PNC Financial Services Group, Inc. – Form 10-Q

The following tables presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 73: Total Gross Derivatives (a)

	June 30, 2024			December 31, 2023
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts:
Fair value hedges (d)	$45,627			$32,079
Cash flow hedges (d)	52,797	$2		33,302
Cash flow hedges - other (e)	25,000	209	$217	25,000	$327	$137
Foreign exchange contracts:
Net investment hedges	1,235	7		1,174		2
Total derivatives designated for hedging	$124,659	$218	$217	$91,555	$327	$139
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$46,247			$43,450
Futures (g)	8,920			10,370
Mortgage-backed commitments	4,573	$58	$51	3,093	$66	$67
Other	15,695	18	11	15,544	46	22
Total interest rate contracts	75,435	76	62	72,457	112	89
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	395,502	1,733	4,815	401,607	1,723	4,228
Futures (g)	110			73
Mortgage-backed commitments	4,595	5	9	2,592	9	25
Other	27,749	185	138	28,489	186	169
Total interest rate contracts	427,956	1,923	4,962	432,761	1,918	4,422
Commodity contracts:
Swaps	6,498	380	356	6,714	577	569
Other	9,130	230	230	4,797	188	188
Total commodity contracts	15,628	610	586	11,511	765	757
Foreign exchange contracts and other	31,280	248	196	32,885	295	239
Total derivatives for customer-related activities	474,864	2,781	5,744	477,157	2,978	5,418
Derivatives used for other risk management activities:
Foreign exchange contracts and other	12,372	45	193	14,882	12	253
Total derivatives not designated for hedging	$562,671	$2,902	$5,999	$564,496	$3,102	$5,760
Total gross derivatives	$687,330	$3,120	$6,216	$656,051	$3,429	$5,899
Less: Impact of legally enforceable master netting agreements		1,321	1,321		1,406	1,406
Less: Cash collateral received/paid		1,139	1,189		1,126	955
Total derivatives		$660	$3,706		$897	$3,538
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

The PNC Financial Services Group, Inc. – Form 10-Q 85

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

In the 12 months that follow June 30, 2024, we expect to reclassify net derivative losses of $1.1 billion pretax, or $0.9 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024. As of June 30, 2024, the maximum length of time over which forecasted transactions are hedged is ten years.

86    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 74: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended June 30, 2024
Total amounts in the Consolidated Income Statement	$4,842	$1,001	$1,182	$332
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$182	$22
Derivatives		$(185)	$(19)
Amounts related to interest settlements on derivatives		$29	$(190)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(347)	$(8)		$(28)
Other amounts related to interest settlements on derivatives	$20
For the three months ended June 30, 2023
Total amounts in the Consolidated Income Statement	$4,523	$883	$903	$129
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(48)	$432
Derivatives		$50	$(439)
Amounts related to interest settlements on derivatives		$7	$(147)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(365)	$(8)
Other amounts related to interest settlements on derivatives	$27
For the six months ended June 30, 2024
Total amounts on the Consolidated Income Statement	$9,661	$1,884	$2,341	$467
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$108	$435
Derivatives		$(111)	$(447)
Amounts related to interest settlements on derivatives		$39	$(365)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(716)	$(15)		$(28)
Other amounts related to interest settlements on derivatives	$42
For the six months ended June 30, 2023
Total amounts on the Consolidated Income Statement	$8,781	$1,768	$1,686	$387
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(1)	$135
Derivatives		$5	$(148)
Amounts related to interest settlements on derivatives		$12	$(260)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(690)	$(13)
Other amounts related to interest settlements on derivatives	$55
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

The PNC Financial Services Group, Inc. – Form 10-Q 87

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 75: Hedged Items - Fair Value Hedges

	June 30, 2024		December 31, 2023
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$12,000	$(12)	$2,076	$(122)
Borrowed funds	$32,543	$(1,172)	$30,503	$(737)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both June 30, 2024 and December 31, 2023.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(2) million for the three months ended June 30, 2024 compared to $(28) million for the three months ended June 30, 2023 and $9 million for the six months ended June 30, 2024 compared to $(46) million for the same period in 2023.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2023 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 76: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(45)	$(184)	$(168)	$(77)
Derivatives used for customer-related activities:
Interest rate contracts	(21)	33	(37)	35
Foreign exchange contracts and other	46	58	75	114
Gains from customer-related activities (b)	25	91	38	149
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(93)	(137)	32	(214)
Total gains (losses) from derivatives not designated as hedging instruments	$(113)	$(230)	$(98)	$(142)
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

Table 77 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at June 30, 2024 and December 31, 2023. The table includes cash collateral held or pledged under legally enforceable master netting
88    The PNC Financial Services Group, Inc. – Form 10-Q

agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

Table 77: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
June 30, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$11			$11			$11
Over-the-counter	2,199	$914	$870	415		$31	384
Commodity contracts	610	324	156	130		2	128
Foreign exchange and other contracts	300	83	113	104			104
Total derivative assets	$3,120	$1,321	$1,139	$660	(a)	$33	$627
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$15			$15			$15
Over-the-counter	5,226	$802	$1,188	3,236		$64	3,172
Commodity contracts	586	418		168			168
Foreign exchange and other contracts	389	101	1	287			287
Total derivative liabilities	$6,216	$1,321	$1,189	$3,706	(b)	$64	$3,642
December 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	2,338	$976	$767	595		$61	534
Commodity contracts	765	316	283	166		5	161
Foreign exchange and other contracts	307	114	76	117			117
Total derivative assets	$3,429	$1,406	$1,126	$897	(a)	$66	$831
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$36			$36			$36
Over-the-counter	4,612	$885	$942	2,785		$58	2,727
Commodity contracts	757	332		425			425
Foreign exchange and other contracts	494	189	13	292			292
Total derivative liabilities	$5,899	$1,406	$955	$3,538	(b)	$58	$3,480
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

At June 30, 2024, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.5 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to
The PNC Financial Services Group, Inc. – Form 10-Q 89

meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.5 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2024 and December 31, 2023.

Table 78: Credit-Risk Contingent Features

In billions	June 30, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$4.8	$4.2
Less: Collateral posted	1.3	1.0
Maximum additional amount of collateral exposure	$3.5	$3.2
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 13 as well as those matters disclosed in Note 20 Legal Proceedings in our 2023 Form 10-K (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of June 30, 2024, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
90    The PNC Financial Services Group, Inc. – Form 10-Q

Interchange Litigation

In June 2024, the district court denied preliminary approval of the settlement agreement to resolve the class action seeking equitable relief in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JAM).

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
The PNC Financial Services Group, Inc. – Form 10-Q 91

•Institutional Asset Management provides outsourced chief investment officer, custody, cash and fixed income client solutions and retirement plan fiduciary investment services to institutional clients including corporations, healthcare systems, insurance companies, unions, municipalities and non-profits.

The remaining corporate operations are reflected in Other:

Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. Other earnings declined in both the quarterly and year-to-date comparisons. Amounts for the second quarter of 2024 were driven by the residual impacts from FTP due to the interest rate environment, and the loss related to the repositioning of the investment securities portfolio, along with the expense related to a PNC Foundation contribution. Other earnings for the first six months of 2024 also included the additional expense related to the increase in the FDIC’s expected losses.

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

Funds Transfer Pricing
Net interest income in business segment results reflects our internal FTP methodology, which is designed to consider interest rate and liquidity risks. Under our methodology, assets receive a funding charge while liabilities and capital receive a funding credit based on market interest rates, product characteristics and other factors.

Our transfer pricing framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from FTP operations is retained within Other. This residual gain or loss is reviewed by management quarterly, in accordance with the interagency guidance of the FDIC, Federal Reserve and OCC.

Segment Allocations
Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments.

Certain costs are retained within Other. These costs are not allocated to our business segments because they (i) are transitory or highly irregular in nature, (ii) exist solely to support corporate activities unrelated to business segment operations, or (iii) reflect residual costs for an exited business. During the first six months of 2024, Other noninterest expense for the Other category included the additional expense related to the increase in the FDIC’s expected losses, as well as a PNC Foundation contribution. These costs were not allocated to our business segments as the FDIC special assessment expense was irregular in nature, and the contribution expense supported corporate activities.

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio.

92    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results
Table 79: Results of Businesses

Three months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2024
Income Statement
Net interest income	$2,709	$1,531	$163	$(1,101)	$3,302
Noninterest income	1,409	942	235	(477)	2,109
Total revenue	4,118	2,473	398	(1,578)	5,411
Provision for (recapture of) credit losses	27	228	2	(22)	235
Depreciation and amortization	80	51	9	145	285
Other noninterest expense	1,761	860	252	199	3,072
Income (loss) before income taxes (benefit) and noncontrolling interests	2,250	1,334	135	(1,900)	1,819
Income taxes (benefit)	524	283	32	(497)	342
Net income (loss)	1,726	1,051	103	(1,403)	1,477
Less: Net income attributable to noncontrolling interests	11	5		2	18
Net income (loss) excluding noncontrolling interests	$1,715	$1,046	$103	$(1,405)	$1,459
Average Assets	$115,102	$229,604	$17,018	$201,306	$563,030
2023
Income Statement
Net interest income	$2,448	$1,349	$125	$(412)	$3,510
Noninterest income	702	821	228	32	1,783
Total revenue	3,150	2,170	353	(380)	5,293
Provision for (recapture of) credit losses	(14)	209	(10)	(39)	146
Depreciation and amortization	81	53	7	143	284
Other noninterest expense	1,823	868	273	124	3,088
Income (loss) before income taxes (benefit) and noncontrolling interests	1,260	1,040	83	(608)	1,775
Income taxes (benefit)	295	218	20	(258)	275
Net income (loss)	965	822	63	(350)	1,500
Less: Net income attributable to noncontrolling interests	11	5		1	17
Net income (loss) excluding noncontrolling interests	$954	$817	$63	$(351)	$1,483
Average Assets	$114,826	$234,174	$15,562	$190,945	$555,507

The PNC Financial Services Group, Inc. – Form 10-Q 93

(Continued from previous page)
Six months ended June 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2024
Income Statement
Net interest income	$5,326	$3,051	$320	$(2,131)	$6,566
Noninterest income	2,173	1,830	465	(478)	3,990
Total revenue	7,499	4,881	785	(2,609)	10,556
Provision for (recapture of) credit losses	145	275	(3)	(27)	390
Depreciation and amortization	159	101	16	289	565
Other noninterest expense	3,519	1,732	510	365	6,126
Income (loss) before income taxes (benefit) and noncontrolling interests	3,676	2,773	262	(3,236)	3,475
Income taxes (benefit)	857	596	62	(861)	654
Net income (loss)	2,819	2,177	200	(2,375)	2,821
Less: Net income attributable to noncontrolling interests	19	10		3	32
Net income (loss) excluding noncontrolling interests	$2,800	$2,167	$200	$(2,378)	$2,789
Average Assets	$114,651	$229,151	$16,873	$202,264	$562,939
2023
Income Statement
Net interest income	$4,729	$2,732	$252	$(618)	$7,095
Noninterest income	1,445	1,707	458	191	3,801
Total revenue	6,174	4,439	710	(427)	10,896
Provision for (recapture of) credit losses	224	181	(1)	(23)	381
Depreciation and amortization	159	107	13	286	565
Other noninterest expense	3,672	1,753	547	156	6,128
Income (loss) before income taxes (benefit) and noncontrolling interests	2,119	2,398	151	(846)	3,822
Income taxes (benefit)	497	512	36	(417)	628
Net income (loss)	1,622	1,886	115	(429)	3,194
Less: Net income attributable to noncontrolling interests	21	10		3	34
Net income (loss) excluding noncontrolling interests	$1,601	$1,876	$115	$(432)	$3,160
Average Assets	$115,103	$234,354	$15,282	$194,162	$558,901
(a)There were no material intersegment revenues for the three and six months ended June 30, 2024 and 2023.
94    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 80: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$229			$222
Brokerage fees	$135			$124		2
Total asset management and brokerage	135		229	124		224
Card and cash management
Treasury management fees	11	$371		11	$345
Debit card fees	176			178
Net credit card fees (a)	58			61
Merchant services	41	19		45	19
Other	22			25
Total card and cash management	308	390		320	364
Lending and deposit services
Deposit account fees	158			151
Other	19	8		18	8
Total lending and deposit services	177	8		169	8
Residential and commercial mortgage (b)		28			40
Capital markets and advisory		193			130
Other		11			14
Total in-scope noninterest income	620	630	229	613	556	224
Out-of-scope noninterest income (c)	789	312	6	89	265	4
Noninterest income by business segment	$1,409	$942	$235	$702	$821	$228
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,479			$1,393
Out-of-scope business segment noninterest income (c)			1,107			358
Noninterest income from other segments			(477)			32
Noninterest income as shown on the Consolidated Income Statement			$2,109			$1,783

The PNC Financial Services Group, Inc. – Form 10-Q 95

(Continued from previous page)	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$456			$446
Brokerage fees	$272			$254		4
Total asset management and brokerage	272		456	254		450
Card and cash management
Treasury management fees	21	$728		21	$673
Debit card fees	343			343
Net credit card fees (a)	103			119
Merchant services	78	38		84	38
Other	44			49
Total card and cash management	589	766		616	711
Lending and deposit services
Deposit account fees	313			306
Other	35	17		36	16
Total lending and deposit services	348	17		342	16
Residential and commercial mortgage (b)		58			82
Capital markets and advisory		383			286
Other		28			22
Total in-scope noninterest income	1,209	1,252	456	1,212	1,117	450
Out-of-scope noninterest income (c)	964	578	9	233	590	8
Noninterest income by business segment	$2,173	$1,830	$465	$1,445	$1,707	$458
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$2,917			$2,779
Out-of-scope business segment noninterest income (c)			1,551			831
Noninterest income from other segments			(478)			191
Noninterest income as shown on the Consolidated Income Statement			$3,990			$3,801
(a)Net credit card fees consists of interchange fees of $170 million and $173 million and credit card reward costs of $113 million and $112 million for the three months ended June 30, 2024 and 2023, respectively. Net credit card fees consists of interchange fees of $328 million and $333 million and credit card reward costs of $226 million and $214 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.

NOTE 16 SUBSEQUENT EVENTS

On July 23, 2024, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2027 (the “2027 Senior Notes”) and $1.5 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2035 (the “2035 Senior Notes”). Interest is payable on the 2027 Senior Notes semi-annually in arrears at a fixed rate of 5.102% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2026, interest is payable on the 2027 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.796%, on October 23, 2026, January 23, 2027, April 23, 2027 and at the maturity date. Interest is payable on the 2035 Senior Notes semi-annually in arrears at a fixed rate of 5.401% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2034, interest is payable on the 2035 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.599%, on October 23, 2034, January 23, 2035, April 23, 2035 and at the maturity date.
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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,320	$444	2.93%	$31,513	$421	2.67%
Non-agency	565	28	9.96%	676	30	8.95%
Commercial mortgage-backed	2,660	40	3.03%	3,025	41	2.72%
Asset-backed	1,701	51	5.96%	397	13	6.67%
U.S. Treasury and government agencies	11,775	221	3.72%	8,657	92	2.12%
Other	2,697	36	2.64%	3,129	40	2.51%
Total securities available for sale	49,718	820	3.29%	47,397	637	2.69%
Securities held to maturity
Residential mortgage-backed	42,433	590	2.78%	45,323	618	2.73%
Commercial mortgage-backed	2,213	60	5.42%	2,424	62	5.15%
Asset-backed	5,331	122	4.57%	6,868	138	4.03%
U.S. Treasury and government agencies	35,663	234	1.31%	36,831	245	1.33%
Other	3,012	68	4.61%	3,365	80	4.63%
Total securities held to maturity	88,652	1,074	2.42%	94,811	1,143	2.41%
Total investment securities	138,370	1,894	2.74%	142,208	1,780	2.50%
Loans
Commercial and industrial	177,194	5,557	6.20%	181,444	5,041	5.52%
Commercial real estate	35,523	1,197	6.67%	36,023	1,121	6.19%
Equipment lease financing	6,478	171	5.27%	6,408	141	4.40%
Consumer	53,718	1,924	7.20%	55,045	1,762	6.46%
Residential real estate	47,350	870	3.67%	46,107	779	3.38%
Total loans	320,263	9,719	6.03%	325,027	8,844	5.43%
Interest-earning deposits with banks	44,682	1,223	5.47%	32,736	790	4.83%
Other interest-earning assets	8,641	300	6.95%	9,012	264	5.86%
Total interest-earning assets/interest income	511,956	13,136	5.11%	508,983	11,678	4.58%
Noninterest-earning assets	50,983			49,918
Total assets	$562,939			$558,901
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$67,735	1,152	3.42%	$64,716	832	2.59%
Demand	122,085	1,369	2.25%	124,243	1,069	1.74%
Savings	97,476	886	1.83%	103,406	585	1.14%
Time deposits	33,819	754	4.46%	21,436	336	3.14%
Total interest-bearing deposits	321,115	4,161	2.60%	313,801	2,822	1.81%
Borrowed funds
Federal Home Loan Bank borrowings	36,839	1,054	5.66%	32,909	835	5.04%
Senior debt	29,096	966	6.57%	20,298	577	5.66%
Subordinated debt	4,824	160	6.64%	5,974	177	5.94%
Other	5,764	161	5.54%	5,156	97	3.74%
Total borrowed funds	76,523	2,341	6.06%	64,337	1,686	5.22%
Total interest-bearing liabilities/interest expense	397,638	6,502	3.25%	378,138	4,508	2.38%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	97,579			117,155
Accrued expenses and other liabilities	16,774			15,536
Equity	50,948			48,072
Total liabilities and equity	$562,939			$558,901
Interest rate spread			1.86%			2.20%
Impact of noninterest-bearing sources			0.72			0.61
Net interest income/margin		$6,634	2.58%		$7,170	2.81%
(Continued on the following page)

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,229	$225	2.98%	$31,180	$208	2.67%
Non-agency	551	14	10.30%	663	15	9.39%
Commercial mortgage-backed	2,698	20	3.07%	2,948	21	2.84%
Asset-backed	1,987	30	5.92%	575	9	6.56%
U.S. Treasury and government agencies	15,350	166	4.28%	8,231	45	2.20%
Other	2,620	18	2.66%	2,997	21	2.55%
Total securities available for sale	53,435	473	3.53%	46,594	319	2.73%
Securities held to maturity
Residential mortgage-backed	42,234	295	2.79%	45,033	306	2.72%
Commercial mortgage-backed	2,174	29	5.38%	2,396	32	5.35%
Asset-backed	5,035	59	4.65%	6,712	68	4.10%
U.S. Treasury and government agencies	35,467	117	1.31%	36,912	123	1.34%
Other	2,961	33	4.69%	3,391	41	4.65%
Total securities held to maturity	87,871	533	2.43%	94,444	570	2.41%
Total investment securities	141,306	1,006	2.84%	141,038	889	2.52%
Loans
Commercial and industrial	177,130	2,786	6.22%	180,878	2,608	5.70%
Commercial real estate	35,523	598	6.66%	35,938	578	6.37%
Equipment lease financing	6,490	87	5.37%	6,364	72	4.51%
Consumer	53,503	963	7.24%	55,070	901	6.57%
Residential real estate	47,272	437	3.70%	46,284	395	3.41%
Total loans	319,918	4,871	6.05%	324,534	4,554	5.57%
Interest-earning deposits with banks	41,113	563	5.47%	31,433	400	5.10%
Other interest-earning assets	9,279	162	6.98%	9,215	138	5.96%
Total interest-earning assets/interest income	511,616	6,602	5.13%	506,220	5,981	4.70%
Noninterest-earning assets	51,414			49,287
Total assets	$563,030			$555,507
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$67,631	570	3.39%	$63,691	443	2.79%
Demand	121,423	679	2.25%	124,111	584	1.89%
Savings	97,232	447	1.85%	102,415	321	1.26%
Time deposits	34,663	388	4.48%	22,342	183	3.26%
Total interest-bearing deposits	320,949	2,084	2.61%	312,559	1,531	1.96%
Borrowed funds
Federal Home Loan Bank borrowings	35,962	515	5.66%	33,752	451	5.28%
Senior debt	29,717	492	6.55%	20,910	312	5.91%
Subordinated debt	4,567	75	6.65%	5,850	90	6.19%
Other	7,210	100	5.51%	5,180	50	3.79%
Total borrowed funds	77,456	1,182	6.04%	65,692	903	5.44%
Total interest-bearing liabilities/interest expense	398,405	3,266	3.26%	378,251	2,434	2.56%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	96,284			113,178
Accrued expenses and other liabilities	17,144			15,063
Equity	51,197			49,015
Total liabilities and equity	$563,030			$555,507
Interest rate spread			1.87%			2.14%
Impact of noninterest-bearing sources			0.73			0.65
Net interest income/margin		$3,336	2.60%		$3,547	2.79%
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
(b)Loan fees for both the three months ended June 30, 2024 and 2023 were $44 million. Loan fees for the six months ended June 30, 2024 and 2023 were $91 million and $90 million, respectively.
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
98    The PNC Financial Services Group, Inc. – Form 10-Q

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Six months ended		Three months ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income (GAAP)	$6,566	$7,095	$3,302	$3,510
Taxable-equivalent adjustments	68	75	34	37
Net interest income (non-GAAP)	$6,634	$7,170	$3,336	$3,547
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

RECONCILIATION OF NONINTEREST INCOME GUIDANCE, EXCLUDING SIGNIFICANT ITEMS (non-GAAP) (a)

	Actual	Actual	Outlook - low end		Outlook - high end
			Year ended	% Change	Year ended	% Change
	Three months ended	Year ended	December 31, 2024		December 31, 2024
Dollars in millions	June 30, 2024	December 31, 2023	Adjustments		Adjustments
Noninterest income	$2,109	$7,574		5%		7%
Less significant items:
Gain on Visa shares exchange program	754		$754		$754
Visa Class B derivative fair value adjustments	(116)		(116)		(116)
Loss on sale of securities	(497)		(497)		(497)
Total significant items	$141		$141		$141
Noninterest income, excluding significant items (non-GAAP)				3%		5%
(a)We believe Noninterest income, excluding significant items to be a useful tool for comparison of noninterest income recognized during the normal course of business.

RECONCILIATION OF REVENUE GUIDANCE, EXCLUDING SIGNIFICANT ITEMS (non-GAAP) (a)

	Actual	Actual	Outlook - low end		Outlook - high end
			Year ended	% Change	Year ended	% Change
	Three months ended	Year ended	December 31, 2024		December 31, 2024
Dollars in millions	June 30, 2024	December 31, 2023	Adjustments		Adjustments
Revenue	$5,411	$21,490		(1)%		—
Less significant items:
Gain on Visa shares exchange program	754		$754		$754
Visa Class B derivative fair value adjustments	(116)		(116)		(116)
Loss on sale of securities	(497)		(497)		(497)
Total significant items	$141		$141		$141
Revenue, excluding significant items (non-GAAP)				(2)%		(1)%
(a)We believe Revenue, excluding significant items to be a useful tool for comparison of revenue recognized during the normal course of business.

The PNC Financial Services Group, Inc. – Form 10-Q 99

RECONCILIATION OF CORE NONINTEREST EXPENSE GUIDANCE (non-GAAP) (a)

	Actual	Outlook - Low End		Actual	Outlook - High End
		Three months ended	% Change	Three months ended	Three months ended	% Change
	Three months ended	September 30, 2024		June 30, 2024	September 30, 2024
Dollars in millions	June 30, 2024	Adjustments		Adjustments	Adjustments
Noninterest expense	$3,357		—	$3,357		(1)%
Less non-core noninterest expense adjustments:
2Q24 PNC Foundation Contribution Expense	120			120
Core noninterest expense (non-GAAP)	$3,237		4%	$3,237		3%

	Actual	Outlook
		Year ended
	Year ended	December 31, 2024	Approximate
Dollars in millions	December 31, 2023	Adjustments	% Change
Noninterest expense	$14,012		(4)%
Less non-core noninterest expense adjustments:
2Q24 PNC Foundation Contribution Expense		$120
FDIC special assessment costs	515	130
Workforce reduction charges	150
Total non-core noninterest expense adjustments	$665	$250
Core noninterest expense (non-GAAP)	$13,347		(1)%
(a)Core noninterest expense is a non-GAAP measure calculated based on Noninterest expense less the pre-tax impacts of the expense related to a contribution to the PNC Foundation, costs related to the FDIC’s special assessment and the workforce reduction that were incurred outside of our core business operations. We believe this non-GAAP measure to be a useful tool for comparison of operating expenses incurred during the normal course of business.

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2023 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LGD	Loss given default
ALCO	PNC’s Asset and Liability Committee	LIHTC	Low income housing tax credit
ALLL	Allowance for loan and lease losses	LLC	Limited liability company
AOCI	Accumulated other comprehensive income	LTV	Loan-to-value ratio
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSR	Mortgage servicing right
BHC	Bank holding company	NMTC	New market tax credit
bps	Basis points	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit losses	OREO	Other real estate owned
CET1	Common equity tier 1	OTC	Over-the-counter
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased credit deteriorated
FDM	Financial Difficulty Modification	PD	Probability of default
FHLB	Federal Home Loan Bank	RAC	PNC’s Reserve Adequacy Committee
FHLMC	Federal Home Loan Mortgage Corporation	ROAP	Removal of account provisions
FICO	Fair Isaac Corporation (credit score)	SCB	Stress capital buffer
FNMA	Federal National Mortgage Association	SEC	Securities and Exchange Commission
FOMC	Federal Open Market Committee	SOFR	Secured Overnight Financing Rate
FTP	Funds Transfer Pricing	SPE	Special purpose entity
GAAP	Accounting principles generally accepted in the United States of America	TDR	Troubled debt restructuring
GDP	Gross Domestic Product	U.S.	United States of America
GNMA	Government National Mortgage Association	VaR	Value-at-risk
ISDA	International Swaps and Derivatives Association	VIE	Variable interest entity
LCR	Liquidity Coverage Ratio

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the second quarter of 2024 are included in the following table:

2024 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
April 1 - 30	288	$153.71	264	43,815
May 1 - 31	190	$155.69	190	43,625
June 1 - 30	241	$152.85	241	43,384
Total	719	$153.95	695
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
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at June 30, 2024. In light of the Federal banking agencies’ proposed rules to adjust the Basel III capital framework, third quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC continues to evaluate the potential impact of the proposed rules and may adjust share repurchase activity depending on market and economic conditions, as well as other factors. Based on the results of the Federal Reserve’s 2024 annual stress test, PNC’s SCB for the four-quarter period beginning October 1, 2024 will remain at the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

The PNC Financial Services Group, Inc. – Form 10-Q 101

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.30	2024 Form of Performance Share Units Award Agreement

10.31	2024 Form of Restricted Share Units Award Agreement

10.32	2024 Form of Restricted Share Units Award Agreement – Senior Leader Program

18	Preferability Letter

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
102    The PNC Financial Services Group, Inc. – Form 10-Q

investors but directed at customers, in which case it may be accessed directly through the home page rather than “About Us – Investor Relations.”
We are required to provide additional public disclosure regarding estimated income, losses and pro forma regulatory capital ratios under supervisory and PNC-developed hypothetical severely adverse economic scenarios, as well as information concerning our capital stress testing processes, pursuant to the stress testing regulations adopted by the Federal Reserve and the OCC. We are also required to make certain additional regulatory capital-related public disclosures about our capital structure, risk exposures, risk assessment processes, risk-weighted assets and overall capital adequacy, including market risk-related disclosures, under the regulatory capital rules adopted by the Federal banking agencies. Similarly, the Federal Reserve’s rules require quantitative and qualitative disclosures about our LCR and NSFR. Under these regulations, we may satisfy these requirements through postings on our website, and, subject to limited exceptions, we have done so and expect to continue to do so without also providing disclosure of this information through filings with the SEC.
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
Inquiries
For customer inquiries, call 800-PNC-BANK.
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
Dividend Policy
Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors currently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital
The PNC Financial Services Group, Inc. – Form 10-Q 103

limitations). The amount of our dividend is also currently subject to the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the CCAR process, which includes setting PNC’s SCB, as described in the Capital Management portion of the Risk Management section of this Report and in the Supervision and Regulation section in Item 1 of our 2023 Form 10-K.
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
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 2, 2024 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

104    The PNC Financial Services Group, Inc. – Form 10-Q