Form 10-Q
period 2024-09-30
PNC FINANCIAL SERVICES GROUP, INC.
filed 2024-11-01
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
    Yes  ☐  No  ☒
As of October 16, 2024, there were 396,783,428 shares of the registrant’s common stock ($5 par value) outstanding.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to Third Quarter 2024 Form 10-Q

FINANCIAL REVIEW
THE PNC FINANCIAL SERVICES GROUP, INC.

This Financial Review, including the Consolidated Financial Highlights, should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with Items 6, 7, 8 and 9A of our 2023 Annual Report on Form 10-K (our “2023 Form 10-K”). For information regarding certain business, regulatory and legal risks, see the following: the Risk Management section of this Financial Review and of Item 7 in our 2023 Form 10-K; Item 1A Risk Factors included in our 2023 Form 10-K; and the Commitments and Legal Proceedings Notes included in this Report and in our first and second quarter 2024 Form 10-Qs and Item 8 of our 2023 Form 10-K. Also, see the Cautionary Statement Regarding Forward-Looking Information section in this Financial Review and the Critical Accounting Estimates and Judgments section in this Financial Review and in our 2023 Form 10-K for certain other factors that could cause actual results or future events to differ, perhaps materially, from historical performance and from those anticipated in the forward-looking statements included in this Report. See Note 14 Segment Reporting for a reconciliation of total business segment earnings to total PNC consolidated net income as reported on a GAAP basis. In this Report, “PNC,” “we” or “us” refers to The PNC Financial Services Group, Inc. and its subsidiaries on a consolidated basis (except when referring to PNC as a public company, its common stock or other securities issued by PNC, which just refer to The PNC Financial Services Group, Inc.). References to The PNC Financial Services Group, Inc. or to any of its subsidiaries are specifically made where applicable.

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

1    The PNC Financial Services Group, Inc. – Form 10-Q

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result, PNC incurred a pre-tax expense of $515 million during the fourth quarter of 2023. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. As of September 30, 2024, we have not recorded any further incremental expense related to recent FDIC assessments.

Second Quarter 2024 Significant Items

In the second quarter of 2024, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-1 common shares into approximately equal amounts of Visa Class B-2 common shares and Visa Class C common shares. This conversion event resulted in a gain of $754 million related to the Visa Class C common shares received. PNC retained the Visa Class B-2 common shares. The second quarter of 2024 also included Visa Class B-2 derivative fair value adjustments of negative $116 million and a $120 million expense related to a PNC Foundation contribution. During the second quarter, PNC also repositioned the investment securities portfolio, selling low-yielding investment securities for net proceeds of $3.8 billion, resulting in a loss of $497 million. PNC redeployed the full proceeds from the sale into higher-yielding investment securities. The combined impact to pre-tax noninterest income and pre-tax noninterest expense was $141 million and $120 million, respectively.

Hurricanes Helene and Milton

During the last week of September 2024, Hurricane Helene made landfall in Florida’s panhandle, impacting a large region of the southeastern United States, including the southern Appalachians. In the second week of October 2024, Hurricane Milton made landfall on the central west coast of Florida, causing widespread damage across the state. The storms resulted in property damage to our customers, the closing or disruption of many businesses, including some of PNC’s branches and facilities and damage to the community infrastructure. We continue to evaluate the impact to our businesses, and, based on our assessments to date, we do not expect these storms to have a material impact on our operating results, including credit losses.

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
Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

Dollars in millions, except per share data Unaudited	Three months ended			Nine months ended
	September 30	June 30	September 30	September 30	September 30
	2024	2024	2023	2024	2023
Summary of Operations (a)
Net interest income	$3,410	$3,302	$3,418	$9,976	$10,513
Noninterest income	2,022	2,109	1,815	6,012	5,616
Total revenue	5,432	5,411	5,233	15,988	16,129
Provision for credit losses	243	235	129	633	510
Noninterest expense	3,327	3,357	3,245	10,018	9,938
Income before income taxes and noncontrolling interests	1,862	1,819	1,859	5,337	5,681
Income taxes	357	342	289	1,011	917
Net income	$1,505	$1,477	$1,570	$4,326	$4,764
Net income attributable to common shareholders	$1,406	$1,362	$1,448	$4,015	$4,409
Per Common Share
Basic	$3.50	$3.39	$3.60	$9.99	$10.95
Diluted	$3.49	$3.39	$3.60	$9.98	$10.94
Book value per common share	$124.56	$116.70	$105.98
Performance Ratios
Net interest margin (b)	2.64%	2.60%	2.71%	2.60%	2.78%
Noninterest income to total revenue	37%	39%	35%	38%	35%
Efficiency	61%	62%	62%	63%	62%
Return on:
Average common shareholders’ equity	11.72%	12.16%	13.65%	11.76%	14.23%
Average assets	1.05%	1.05%	1.12%	1.02%	1.14%
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

Table 2: Balance Sheet Highlights and Other Selected Ratios

Dollars in millions, except as noted Unaudited	September 30 2024	December 31 2023	September 30 2023
Balance Sheet Highlights (a)
Assets	$564,881	$561,580	$557,334
Loans	$321,381	$321,508	$318,416
Allowance for loan and lease losses	$4,589	$4,791	$4,767
Interest-earning deposits with banks	$35,024	$43,804	$41,484
Investment securities	$144,183	$132,569	$132,387
Total deposits	$423,966	$421,418	$423,609
Borrowed funds	$68,069	$72,737	$66,167
Total shareholders’ equity	$55,689	$51,105	$49,454
Common shareholders’ equity	$49,442	$44,864	$42,215
Other Selected Ratios
Common equity Tier 1	10.3%	9.9%	9.8%
Loans to deposits	76%	76%	75%
Common shareholders’ equity to total assets	8.8%	8.0%	7.6%
(a)The Executive Summary and Consolidated Balance Sheet Review portions of this Financial Review provide information regarding items impacting the comparability of the periods presented.

The PNC Financial Services Group, Inc. – Form 10-Q 3

Income Statement Highlights

Net income of $1.5 billion, or $3.49 per diluted common share, for the third quarter of 2024 increased $28 million, or 2%, compared to $1.5 billion, or $3.39 per diluted common share, for the second quarter of 2024 primarily due to higher net interest income, partially offset by lower noninterest income.
•For the three months ended September 30, 2024 compared to the three months ended June 30, 2024:
•Total revenue of $5.4 billion was stable.
•Net interest income of $3.4 billion increased $108 million, or 3%, driven by higher yields on interest-earning assets.
•Net interest margin increased 4 basis points to 2.64%.
•Noninterest income decreased $87 million, or 4%, as lower other noninterest income was partially offset by strong capital markets and advisory revenue. Other noninterest income included Visa derivative fair value adjustments of negative $128 million, primarily related to litigation escrow funding. The second quarter of 2024 included the benefit of $141 million of significant items.
•Provision for credit losses of $243 million in the third quarter of 2024 primarily reflected the impact of portfolio activity. The second quarter of 2024 included a provision for credit losses of $235 million.
•Noninterest expense decreased $30 million to $3.3 billion as increased personnel costs, reflecting higher variable compensation related to increased business activity, were more than offset by a PNC Foundation contribution expense of $120 million in the second quarter of 2024.

Net income of $4.3 billion, or $9.98 per diluted common share, for the first nine months of 2024 decreased $438 million, or 9%, compared to $4.8 billion, or $10.94 per diluted common share, for the first nine months of 2023 primarily driven by lower net interest income and a higher provision for credit losses, partially offset by higher noninterest income.
•For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
•Total revenue decreased $141 million, to $16.0 billion.
•Net interest income decreased $537 million, or 5%, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs.
•Net interest margin decreased 18 basis points.
•Noninterest income increased $396 million, or 7%, primarily driven by higher capital markets and advisory fees.
•Provision for credit losses of $633 million in the first nine months of 2024 reflected the impact of portfolio activity partially offset by an improved macroeconomic outlook. The first nine months of 2023 included a provision for credit losses of $510 million.
•Noninterest expense increased $80 million compared to the first nine months of 2023 primarily due to a $130 million pre-tax expense in the first quarter of 2024 related to the increase in the FDIC’s expected losses, as well as a second quarter PNC Foundation contribution expense.

For additional detail, see the Consolidated Income Statement Review section of this Financial Review.

Balance Sheet Highlights
Our balance sheet was strong and well positioned at September 30, 2024. In comparison to December 31, 2023:
•Total assets of $564.9 billion were stable reflecting higher securities balances, partially offset by lower balances held with the Federal Reserve Bank.
•Total loans of $321.4 billion were stable.
•Total commercial loans increased $1.2 billion to $220.7 billion due to new production, largely related to multifamily agency warehouse lending.
•Total consumer loans decreased $1.3 billion to $100.7 billion, as growth in automobile loans was more than offset by declines in the remaining portfolios as paydowns outpaced originations as well as lower utilization.
•Investment securities increased $11.6 billion, or 9%, to $144.2 billion due to increased net purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities.
•Interest-earning deposits with banks, primarily with the Federal Reserve Bank, decreased $8.8 billion, or 20%, to $35.0 billion, driven by higher securities balances and lower borrowed funds.
•Total deposits increased $2.5 billion, or 1%, to $424.0 billion reflecting higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Interest-bearing deposits increased reflecting higher commercial balances, partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances.
•Borrowed funds decreased $4.7 billion, or 6%, to $68.1 billion due to lower FHLB borrowings, partially offset by parent company senior debt issuances.

For additional detail, see the Consolidated Balance Sheet Review section of this Financial Review.

4    The PNC Financial Services Group, Inc. – Form 10-Q

Credit Quality Highlights

The third quarter of 2024 reflected relatively stable credit quality performance.
•At September 30, 2024 compared to December 31, 2023:
•Overall loan delinquencies of $1.3 billion decreased $109 million, or 8%, driven by lower consumer and commercial loan delinquencies.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.3 billion and $5.5 billion at September 30, 2024 and December 31, 2023, respectively. The decrease in the comparison was driven by improved macroeconomic factors as well as portfolio activity. ACL to total loans was 1.65% and 1.70% at September 30, 2024 and December 31, 2023, respectively.
•Nonperforming assets increased $0.4 billion, or 18%, to $2.6 billion, primarily due to higher commercial real estate nonperforming loans.
•Net loan charge-offs of $286 million, or 0.36% of average loans, in the third quarter of 2024 increased $24 million compared to the second quarter of 2024, primarily due to lower commercial recoveries.

For additional detail see the Credit Risk Management portion of the Risk Management section of this Financial Review.

Capital and Liquidity Highlights

We maintained our strong capital and liquidity positions.
•Common shareholders’ equity of $49.4 billion at September 30, 2024 increased $4.5 billion compared to December 31, 2023, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common shares repurchased.
•In the third quarter of 2024, PNC returned $0.8 billion of capital to shareholders, including more than $0.6 billion of dividends on common shares and more than $0.1 billion of common share repurchases.
•Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at September 30, 2024. Fourth quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.
•On October 3, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on November 5, 2024 to shareholders of record at the close of business October 16, 2024.
•Our CET1 ratio increased to 10.3% at September 30, 2024 from 9.9% at December 31, 2023.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC is now in the three-year transition period, and the full impact of the CECL standard is being phased-in to regulatory capital through December 31, 2024. The fully implemented ratios reflect the full impact of CECL and exclude the benefits of this transition provision. The estimated CET1 fully implemented ratio was 10.3% at September 30, 2024 compared to 9.8% at December 31, 2023.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. For additional information on our liquidity and capital actions as well as our capital ratios, see Capital Management in the Risk Management section in this Financial Review, the Recent Regulatory Developments section in this Financial Review and the Supervision and Regulation section in our 2023 Form 10-K.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•Job and income gains will continue to support consumer spending growth in the near term, but PNC’s baseline forecast is for slower economic growth at the end of 2024 and in the first half of 2025 as high interest rates remain a drag on the economy.
•Real GDP growth this year will trend close to 2%, and the unemployment rate will remain somewhat above 4% through the rest of 2024 and in 2025. Inflation will continue to slow as wage pressures abate, gradually moving back to the Federal Reserve’s 2% long-term objective.
•With slowing inflation PNC expects two additional federal funds rate cuts of 25 basis points each at the FOMC’s remaining
The PNC Financial Services Group, Inc. – Form 10-Q 5

meetings in 2024, with the rate ending this year in a range between 4.25% and 4.50%. PNC expects several federal funds rate cuts in 2025 as inflation continues to ease.

Consistent with the forward guidance we provided on October 15, 2024, for the fourth quarter of 2024, compared to the third quarter of 2024, we expect:
•Average loans to be stable,
•Net interest income to be up approximately 1%,
•Fee income to be down 5% to 7%,
•Other noninterest income to be $150 million to $200 million,
•Total revenue to be stable,
•Noninterest expense to be up 2% to 3%,
•Net loan charge-offs to be approximately $300 million.

Other noninterest income and total revenue guidance does not forecast net securities gains or losses and other Visa activity.

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

6    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT REVIEW

Our Consolidated Income Statement is presented in Item 1 of this Report.

Net income of $1.5 billion, or $3.49 per diluted common share, for the third quarter of 2024 increased $28 million, or 2%, compared to $1.5 billion, or $3.39 per diluted common share, for the second quarter of 2024, primarily due to higher net interest income and strong capital markets and advisory revenue, partially offset by lower other noninterest income. Net income of $4.3 billion, or $9.98 per diluted common share, for the first nine months of 2024 decreased $438 million, or 9%, compared to $4.8 billion, or $10.94 per diluted common share, for the same period in 2023 driven by lower net interest income and a higher provision for credit losses, partially offset by higher noninterest income.
Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	September 30, 2024			June 30, 2024
Three months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$142,314	3.08%	$1,103	$141,306	2.84%	$1,006
Loans	319,602	6.13%	4,981	319,918	6.05%	4,871
Interest-earning deposits with banks	45,319	5.48%	619	41,113	5.47%	563
Other	8,909	6.78%	152	9,279	6.98%	162
Total interest-earning assets/interest income	$516,144	5.25%	6,855	$511,616	5.13%	6,602
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$326,311	2.72%	2,230	$320,949	2.61%	2,084
Borrowed funds	76,083	6.09%	1,182	77,456	6.04%	1,182
Total interest-bearing liabilities/interest expense	$402,394	3.34%	3,412	$398,405	3.26%	3,266
Net interest margin/income (non-GAAP)		2.64%	3,443		2.60%	3,336
Taxable-equivalent adjustments			(33)			(34)
Net interest income (GAAP)			$3,410			$3,302

	September 30, 2024			September 30, 2023
Nine months ended Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$139,694	2.85%	$2,997	$141,350	2.52%	$2,678
Loans	320,041	6.06%	14,700	323,166	5.54%	13,517
Interest-earning deposits with banks	44,896	5.47%	1,842	34,629	5.05%	1,312
Other	8,731	6.89%	452	8,933	6.12%	410
Total interest-earning assets/interest income	$513,362	5.15%	19,991	$508,078	4.68%	17,917
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$322,859	2.64%	6,391	$314,055	1.96%	4,614
Borrowed funds	76,374	6.07%	3,523	65,392	5.41%	2,679
Total interest-bearing liabilities/interest expense	$399,233	3.28%	9,914	$379,447	2.54%	7,293
Net interest margin/income (non-GAAP)		2.60%	10,077		2.78%	10,624
Taxable-equivalent adjustments			(101)			(111)
Net interest income (GAAP)			$9,976			$10,513
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
The PNC Financial Services Group, Inc. – Form 10-Q 7

Information (Unaudited) – Average Consolidated Balance Sheet And Net Interest Analysis section of this Report for additional information.

Net interest income increased $108 million, or 3%, and net interest margin increased 4 basis points compared to the second quarter of 2024 driven by higher yields on interest-earning assets. In the year-to-date comparison, net interest income decreased $537 million, or 5%, and net interest margin decreased 18 basis points, as the benefit of higher interest-earning asset yields was more than offset by increased funding costs.

Average investment securities increased $1.0 billion, or 1%, compared to the second quarter of 2024 primarily driven by net purchase activity of U.S. Treasury securities. Average investment securities decreased $1.7 billion, or 1%, in the year-to-date comparison as net purchase activity was more than offset by portfolio paydowns and maturities. Average investment securities represented 28% of average interest-earning assets for the third and second quarters of 2024, and 27% for the first nine months of 2024 compared to 28% for the first nine months of 2023.

Average loans were stable for the third quarter of 2024 compared to the second quarter of 2024. Compared to the first nine months of 2023, average loans decreased $3.1 billion, primarily due to lower average utilization of commercial loan commitments. Average loans represented 62% of average interest-earning assets for the third quarter of 2024 compared to 63% for the second quarter of 2024, and 62% for the first nine months of 2024 compared to 64% for the first nine months of 2023.

Average interest-earning deposits with banks for the third quarter of 2024 increased $4.2 billion, or 10%, compared to the second quarter of 2024, primarily reflecting deposit growth. In the year-to-date comparison, average interest-earning deposits with banks increased $10.3 billion, or 30%, due to higher borrowed funds and lower loan and securities balances, partially offset by lower deposits.

Average interest-bearing deposits for the third quarter of 2024 increased $5.4 billion, or 2%, compared to the second quarter of 2024 and $8.8 billion, or 3%, in the year-to-date comparison. The increase in both comparisons reflected growth in commercial deposits, partially offset by a decline in consumer balances. In total, average interest-bearing deposits represented 81% of average interest-bearing liabilities for both the third and second quarters of 2024, and 81% for the first nine months of 2024 compared to 83%, for the first nine months of 2023.

Average borrowed funds decreased $1.4 billion, or 2%, compared to the second quarter of 2024, reflecting lower FHLB borrowings, partially offset by parent company senior debt issuances. Compared to the first nine months of 2023, average borrowed funds increased $11.0 billion, or 17%, primarily due to parent company senior debt issuances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Financial Review.
Noninterest Income
Table 4: Noninterest Income

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2024	2024	$	%	2024	2023	$	%
Noninterest income
Asset management and brokerage	$383	$364	$19	5%	$1,111	$1,052	$59	6%
Capital markets and advisory	371	272	99	36%	902	643	259	40%
Card and cash management	698	706	(8)	(1)%	2,075	2,045	30	1%
Lending and deposit services	320	304	16	5%	929	919	10	1%
Residential and commercial mortgage	181	131	50	38%	459	476	(17)	(4)%
Other income
Gain on Visa shares exchange program		754	(754)	*	754		754	*
Securities gains (losses)	1	(499)	500	*	(498)	(2)	(496)	*
Other	68	77	(9)	(12)%	280	483	(203)	(42)%
Total other income	69	332	(263)	(79)%	536	481	55	11%
Total noninterest income	$2,022	$2,109	$(87)	(4)%	$6,012	$5,616	$396	7%
 *- Not Meaningful

Noninterest income as a percentage of total revenue was 37% for the third quarter of 2024 compared to 39% for the second quarter of 2024, and 38% for the first nine months of 2024 compared to 35% for the same period in 2023.

8    The PNC Financial Services Group, Inc. – Form 10-Q

Asset management and brokerage fees increased compared to the second quarter of 2024, reflecting higher average equity markets. The increase in the year-to-date comparison reflected the impact of higher average equity markets as well as higher annuity sales. PNC’s discretionary client assets under management of $214 billion at September 30, 2024 increased from $196 billion and $176 billion at June 30, 2024 and September 30, 2023, respectively. In both comparisons, the increase was primarily due to higher spot equity and fixed income markets.

Capital markets and advisory fees increased compared to the second quarter of 2024, and included higher merger and acquisition advisory activity, increased asset backed financing revenue and higher underwriting fees. The increase in the year-to-date comparison was primarily due to higher merger and acquisition advisory activity and increased underwriting fees.

Card and cash management revenue decreased compared to the second quarter of 2024 reflecting the impact of credit card origination incentives, partially offset by higher treasury management product revenue. The increase compared to the first nine months of 2023 was primarily due to higher treasury management product revenue.

Lending and deposit services grew in both the quarterly and year-to-date comparisons primarily due to increased customer activity.

Residential and commercial mortgage increased compared to the second quarter of 2024 driven by higher residential mortgage servicing rights valuation, net of economic hedge. The decrease compared to the first nine months of 2023 was driven by lower residential and commercial mortgage banking activities.

Other noninterest income decreased compared to the second quarter of 2024 reflecting Visa derivative fair value adjustments of negative $128 million in the third quarter of 2024, primarily related to litigation escrow funding, while the second quarter of 2024 included the benefit of $141 million of significant items. Compared to the first nine months of 2023, the increase was driven by the benefit of significant items in the second quarter of 2024.

Noninterest Expense

Table 5: Noninterest Expense

	Three months ended				Nine months ended
	September 30	June 30	Change		September 30	September 30	Change
Dollars in millions	2024	2024	$	%	2024	2023	$	%
Noninterest expense
Personnel	$1,869	$1,782	$87	5%	$5,445	$5,445		—
Occupancy	234	236	(2)	(1)%	714	739	$(25)	(3)%
Equipment	357	356	1	—	1,054	1,046	8	1%
Marketing	93	93		—	250	276	(26)	(9)%
Other	774	890	(116)	(13)%	2,555	2,432	123	5%
Total noninterest expense	$3,327	$3,357	$(30)	(1)%	$10,018	$9,938	$80	1%

Noninterest expense decreased compared to the second quarter of 2024 as increased personnel costs, reflecting higher variable compensation related to increased business activity, were more than offset by a PNC Foundation contribution expense of $120 million in the second quarter of 2024. Noninterest expense increased compared to the first nine months of 2023 due to a $130 million pre-tax expense in the first quarter of 2024 related to the increase in the FDIC’s expected losses following the closures of Silicon Bank and Signature Bank, as well as the second quarter PNC Foundation contribution expense.

Effective Income Tax Rate

The effective income tax rate was 19.2% in the third quarter of 2024 compared to 18.8% for the second quarter of 2024, and 18.9% in the first nine months of 2024 compared to 16.1% for the same period in 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 9

Provision For Credit Losses
Table 6: Provision for Credit Losses

	Three months ended			Nine months ended
	September 30	June 30	Change	September 30	September 30	Change
Dollars in millions	2024	2024	$	2024	2023	$
Provision for (recapture of) credit losses
Loans and leases	$235	$204	$31	$586	$571	$15
Unfunded lending related commitments	7	45	(38)	61	(54)	115
Investment securities		(11)	11	(10)	(11)	1
Other financial assets	1	(3)	4	(4)	4	(8)
Total provision for credit losses	$243	$235	$8	$633	$510	$123

Provision for credit losses of $243 million in the third quarter of 2024 primarily reflected the impact of portfolio activity. Provision for credit losses of $633 million for the first nine months of 2024 reflected the impact of portfolio activity partially offset by an improved macroeconomic outlook.
CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 1 of this Report.
Table 7: Summarized Balance Sheet Data

	September 30	December 31	Change
Dollars in millions	2024	2023	$	%
Assets
Interest-earning deposits with banks	$35,024	$43,804	$(8,780)	(20)%
Loans held for sale	750	734	16	2%
Investment securities	144,183	132,569	11,614	9%
Loans	321,381	321,508	(127)	—
Allowance for loan and lease losses	(4,589)	(4,791)	202	4%
Mortgage servicing rights	3,503	3,686	(183)	(5)%
Goodwill	10,932	10,932		—
Other	53,697	53,138	559	1%
Total assets	$564,881	$561,580	$3,301	1%
Liabilities
Deposits	$423,966	$421,418	$2,548	1%
Borrowed funds	68,069	72,737	(4,668)	(6)%
Allowance for unfunded lending related commitments	725	663	62	9%
Other	16,392	15,621	771	5%
Total liabilities	509,152	510,439	(1,287)	—
Equity
Total shareholders’ equity	55,689	51,105	4,584	9%
Noncontrolling interests	40	36	4	11%
Total equity	55,729	51,141	4,588	9%
Total liabilities and equity	$564,881	$561,580	$3,301	1%

Our balance sheet was well positioned at September 30, 2024. In comparison to December 31, 2023:
•Total assets were stable reflecting higher securities balances, partially offset by lower balances held with the Federal Reserve Bank.
•Total liabilities were stable.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid and common shares repurchased.

The ACL related to loans totaled $5.3 billion and $5.5 billion at September 30, 2024 and December 31, 2023, respectively. The decrease in the comparison was driven by improved macroeconomic factors as well as portfolio activity. See the following for additional information regarding our ACL related to loans:
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
Loans
Table 8: Loans

	September 30	December 31	Change
Dollars in millions	2024	2023	$	%
Commercial
Commercial and industrial	$178,891	$177,580	$1,311	1%
Commercial real estate	35,104	35,436	(332)	(1)%
Equipment lease financing	6,726	6,542	184	3%
Total commercial	220,721	219,558	1,163	1%
Consumer
Residential real estate	46,972	47,544	(572)	(1)%
Home equity	25,970	26,150	(180)	(1)%
Automobile	15,135	14,860	275	2%
Credit card	6,827	7,180	(353)	(5)%
Education	1,693	1,945	(252)	(13)%
Other consumer	4,063	4,271	(208)	(5)%
Total consumer	100,660	101,950	(1,290)	(1)%
Total loans	$321,381	$321,508	$(127)	—

Commercial loans increased due to new production, largely related to multi family agency warehouse lending.

Consumer loans decreased as growth in automobile loans was more than offset by declines in the remaining portfolios as paydowns outpaced originations as well as lower utilization.

For additional information regarding our loan portfolio see the Credit Risk Management portion of the Risk Management section in this Financial Review and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $144.2 billion at September 30, 2024 increased $11.6 billion, or 9%, compared to December 31, 2023 due to increased net purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities.

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

The PNC Financial Services Group, Inc. – Form 10-Q 11

Table 9: Investment Securities (a)

	September 30, 2024		December 31, 2023
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$56,779	$55,885	$44,125	$42,348
Agency residential mortgage-backed	72,649	68,733	73,329	67,925
Non-agency residential mortgage-backed	762	863	844	938
Agency commercial mortgage-backed	2,952	2,869	2,619	2,471
Non-agency commercial mortgage-backed (c)	1,758	1,733	2,286	2,217
Asset-backed (d)	6,235	6,329	6,982	6,984
Other (e)	5,360	5,324	5,952	5,850
Total investment securities (f)	$146,495	$141,736	$136,137	$128,733
(a)Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2024 and December 31, 2023.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $93 million at September 30, 2024 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2023 was $92 million.
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

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at September 30, 2024 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.
The duration of investment securities was 3.3 years and 4.2 years at September 30, 2024 and December 31, 2023, respectively. We estimate that at September 30, 2024 the effective duration of investment securities was 3.3 years for an immediate 50 basis points parallel increase in interest rates and 3.3 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2023 for the effective duration of investment securities were 4.1 years and 4.2 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.2 years and 5.5 years at September 30, 2024 and December 31, 2023, respectively.

Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

September 30, 2024	Years
Agency residential mortgage-backed	6.8
Non-agency residential mortgage-backed	10.3
Agency commercial mortgage-backed	4.3
Non-agency commercial mortgage-backed	0.8
Asset-backed	2.2

Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 11 Fair Value.

12    The PNC Financial Services Group, Inc. – Form 10-Q

Funding Sources

Table 11: Details of Funding Sources

	September 30	December 31	Change
Dollars in millions	2024	2023	$	%
Deposits
Noninterest-bearing	$94,588	$101,285	$(6,697)	(7)%
Interest-bearing
Money market	74,550	65,594	8,956	14%
Demand	121,838	124,848	(3,010)	(2)%
Savings	95,596	98,122	(2,526)	(3)%
Time deposits	37,394	31,569	5,825	18%
Total interest-bearing deposits	329,378	320,133	9,245	3%
Total deposits	423,966	421,418	2,548	1%
Borrowed funds
Federal Home Loan Bank borrowings	28,000	38,000	(10,000)	(26)%
Senior debt	32,492	26,836	5,656	21%
Subordinated debt	4,196	4,875	(679)	(14)%
Other	3,381	3,026	355	12%
Total borrowed funds	68,069	72,737	(4,668)	(6)%
Total funding sources	$492,035	$494,155	$(2,120)	—

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2023, our funding source composition included lower borrowed funds and higher deposit balances.

Total deposits increased reflecting higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Interest-bearing deposits increased reflecting higher commercial balances, partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances. This shift in deposit composition contributed to an increase in funding costs compared to the first and second quarters of 2024. Our total brokered deposit balances of $10.1 billion at September 30, 2024 decreased compared to $11.0 billion at December 31, 2023, and were significantly below both our internal and regulatory guidelines and limits.

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
Shareholders’ Equity
Total shareholders’ equity of $55.7 billion at September 30, 2024 increased $4.6 billion compared to December 31, 2023, primarily due to net income of $4.3 billion and an improvement in AOCI of $2.6 billion, partially offset by dividends paid of $2.2 billion and $0.4 billion of common share repurchases.

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

Table 12: Retail Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$8,109	$7,305	$804	11%
Noninterest income	2,874	2,229	645	29%
Total revenue	10,983	9,534	1,449	15%
Provision for credit losses	256	266	(10)	(4)%
Noninterest expense	5,520	5,707	(187)	(3)%
Pretax earnings	5,207	3,561	1,646	46%
Income taxes	1,215	834	381	46%
Noncontrolling interests	28	32	(4)	(13)%
Earnings	$3,964	$2,695	$1,269	47%
Average Balance Sheet
Loans held for sale	$703	$597	$106	18%
Loans
Consumer
Residential real estate	$34,217	$35,225	$(1,008)	(3)%
Home equity	24,384	24,608	(224)	(1)%
Automobile	14,875	14,966	(91)	(1)%
Credit card	6,858	6,999	(141)	(2)%
Education	1,825	2,119	(294)	(14)%
Other consumer	1,759	1,934	(175)	(9)%
Total consumer	83,918	85,851	(1,933)	(2)%
Commercial	12,732	11,628	1,104	9%
Total loans	$96,650	$97,479	$(829)	(1)%
Total assets	$114,522	$114,975	$(453)	—
Deposits
Noninterest-bearing	$53,278	$59,448	$(6,170)	(10)%
Interest-bearing	196,050	198,356	(2,306)	(1)%
Total deposits	$249,328	$257,804	$(8,476)	(3)%
Performance Ratios
Return on average assets	4.63%	3.13%
Noninterest income to total revenue	26%	23%
Efficiency	50%	60%
Supplemental Noninterest Income Information
Asset management and brokerage	$417	$384	$33	9%
Card and cash management	$955	$997	$(42)	(4)%
Lending and deposit services	$553	$550	$3	1%
Residential and commercial mortgage	$296	$307	$(11)	(4)%
The PNC Financial Services Group, Inc. – Form 10-Q 15

At or for nine months ended September 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (a)
Serviced portfolio balance (b)	$200	$213	$(13)	(6)%
MSR asset value (b)	$2.5	$2.8	$(0.3)	(11)%
Servicing income: (in millions)
Servicing fees, net (c)	$218	$212	$6	3%
Mortgage servicing rights valuation, net of economic hedge	$33	$42	$(9)	(21)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$4.8	$5.9	$(1.1)	(19)%
Loan sale margin percentage	1.92%	2.31%
Other Information
Credit-related statistics
Nonperforming assets (b)	$836	$856	$(20)	(2)%
Net charge-offs - loans and leases	$418	$335	$83	25%
Other statistics
Branches (b) (d)	2,242	2,303	(61)	(3)%
Brokerage account client assets (in billions) (b) (e)	$84	$73	$11	15%
(a) Represents mortgage loan servicing balances for third parties and the related income.
(b)As of September 30.
(c)Servicing fees net of impact of decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(d)Reflects all branches excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(e)Includes cash and money market balances.

Retail Banking earnings for the first nine months of 2024 increased $1.3 billion compared to the same period in 2023 primarily due to higher revenue and lower noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by declines in average deposit balances.

Noninterest income increased in the comparison reflecting a gain resulting from PNC’s participation in the Visa exchange program as well as higher asset management and brokerage fees, partially offset by lower card and cash management fees.

Provision for credit losses for the first nine months of 2024 reflected the impact of portfolio activity, partially offset by an improved macroeconomic outlook.

Noninterest expense decreased in the comparison and included lower personnel expense.

Retail Banking average total loans remained stable in the first nine months of 2024 compared to the same period in 2023. Average consumer loans decreased driven by lower residential real estate, as a result of paydowns outpacing new volume, as well as continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans increased due to higher loan commitment utilization, primarily within the automobile dealer segment.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail Banking, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In the first nine months of 2024, average total deposits decreased compared to the same period in 2023, and included the impact of quantitative tightening by the Federal Reserve and increased customer spending.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses, including our recently launched new PNC Cash Unlimited® credit card.

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$4,724	$4,214	$510	12%
Noninterest income	2,860	2,542	318	13%
Total revenue	7,584	6,756	828	12%
Provision for credit losses	409	283	126	45%
Noninterest expense	2,783	2,755	28	1%
Pretax earnings	4,392	3,718	674	18%
Income taxes	1,013	867	146	17%
Noncontrolling interests	15	15		—
Earnings	$3,364	$2,836	$528	19%
Average Balance Sheet
Loans held for sale	$234	$392	$(158)	(40)%
Loans
Commercial
Commercial and industrial	$163,156	$165,987	$(2,831)	(2)%
Commercial real estate	34,437	34,534	(97)	—
Equipment lease financing	6,496	6,419	77	1%
Total commercial	204,089	206,940	(2,851)	(1)%
Consumer	3	6	(3)	(50)%
Total loans	$204,092	$206,946	$(2,854)	(1)%
Total assets	$228,518	$232,914	$(4,396)	(2)%
Deposits
Noninterest-bearing	$42,068	$52,829	$(10,761)	(20)%
Interest-bearing	100,824	89,845	10,979	12%
Total deposits	$142,892	$142,674	$218	—
Performance Ratios
Return on average assets	1.97%	1.63%
Noninterest income to total revenue	38%	38%
Efficiency	37%	41%
Other Information
Consolidated revenue from: (a)
Treasury Management (b)	$2,864	$2,412	$452	19%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (c)	$43	$57	$(14)	(25)%
Commercial mortgage loan servicing income (d)	241	126	115	91%
Commercial mortgage servicing rights valuation, net of economic hedge	108	99	9	9%
Total	$392	$282	$110	39%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (e) (f)	$289	$282	$7	2%
MSR asset value (e)	$975	$1,169	$(194)	(17)%
Average loans by C&IB business
Corporate Banking	$116,537	$116,777	$(240)	—
Real Estate	46,258	47,407	(1,149)	(2)%
Business Credit	29,470	30,230	(760)	(3)%
Commercial Banking	7,503	8,170	(667)	(8)%
Other	4,324	4,362	(38)	(1)%
Total average loans	$204,092	$206,946	$(2,854)	(1)%
Credit-related statistics
Nonperforming assets (e)	$1,624	$1,130	$494	44%
Net charge-offs - loans and leases	$384	$190	$194	102%
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

Corporate & Institutional Banking earnings in the first nine months of 2024 increased $528 million compared to the same period in 2023 driven by higher revenue, partially offset by a higher provision for credit losses.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans and lower average loan balances.

Noninterest income increased in the comparison and included higher capital markets and advisory fees and growth in treasury management product revenue.

Provision for credit losses for the first nine months of 2024 reflected the impact of portfolio activity, partially offset by an improved macroeconomic outlook.

Noninterest expense increased in the comparison largely due to higher variable costs associated with increased business activity and continued investments to support growth.

Average total loans were stable compared with the nine months ended September 30, 2023:
•Corporate Banking provides lending, equipment finance, treasury management and capital markets products and services to mid-sized and large corporations, and government and not-for-profit entities. Average loans for this business were stable as lower average utilization of loan commitments was largely offset by the acquisition of capital commitment facilities from Signature Bridge Bank in the fourth quarter of 2023.
•Real Estate provides banking, financing and servicing solutions for commercial real estate clients across the country. Average loans for this business declined largely due to paydowns outpacing new production, partially offset by a higher average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business declined reflecting a lower average utilization of loan commitments.
•Commercial Banking provides lending, treasury management and capital markets products and services to smaller corporations and businesses. Average loans for this business declined driven by paydowns outpacing new production and lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits were stable compared to the nine months ended September 30, 2023, as growth in interest-bearing deposits offset a decline in noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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
The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared to the first nine months of 2023, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and

18    The PNC Financial Services Group, Inc. – Form 10-Q

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

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was largely driven by higher merger and acquisition advisory fees, underwriting fees and loan syndication fees, partially offset by lower customer-related interest rate derivative trading revenue.
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

Table 14: Asset Management Group Table

(Unaudited)
Nine months ended September 30			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$481	$391	$90	23%
Noninterest income	707	681	26	4%
Total revenue	1,188	1,072	116	11%
Provision for (recapture of) credit losses	(5)	(5)		—
Noninterest expense	796	831	(35)	(4)%
Pretax earnings	397	246	151	61%
Income taxes	93	58	35	60%
Earnings	$304	$188	$116	62%
Average Balance Sheet
Loans
Consumer
Residential real estate	$11,929	$9,932	$1,997	20%
Other consumer	3,730	4,040	(310)	(8)%
Total consumer	15,659	13,972	1,687	12%
Commercial	792	1,188	(396)	(33)%
Total loans	$16,451	$15,160	$1,291	9%
Total assets	$16,891	$15,578	$1,313	8%
Deposits
Noninterest-bearing	$1,646	$1,796	$(150)	(8)%
Interest-bearing	26,291	25,742	549	2%
Total deposits	$27,937	$27,538	$399	1%
Performance Ratios
Return on average assets	2.41%	1.61%
Noninterest income to total revenue	60%	64%
Efficiency	67%	78%
Supplemental Noninterest Income Information
Asset management fees	$694	$663	$31	5%
Brokerage fees		6	(6)	*
Total	$694	$669	$25	4%
Other Information (a)
Nonperforming assets	$36	$39	$(3)	(8)%
Net charge-offs (recoveries) - loans and leases		$(2)	$2	*
Client Assets Under Administration (in billions) (a) (b)
Discretionary client assets under management
PNC Private Bank	$132	$109	$23	21%
Institutional Asset Management	82	67	15	22%
Total discretionary clients assets under management	214	176	$38	22%
Nondiscretionary client assets under administration	216	170	46	27%
Total	$430	$346	$84	24%
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

Asset Management Group earnings in the first nine months of 2024 increased $116 million compared to the same period in 2023, primarily driven by higher revenue and a decline in noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and an increase in average loan balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison primarily driven by higher average equity markets, partially offset by the impact of client activity.

Noninterest expense decreased in the comparison, reflecting a continued focus on expense management.

Average total loans increased compared with the nine months ended September 30, 2023, primarily driven by growth in residential mortgage loans.

Average total deposits were stable in the comparison as growth in CD and deposit sweep balances was partially offset by declines in savings and noninterest bearing deposits.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher equity and fixed income markets as of September 30, 2024.

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% and 55% of our total loan portfolio at September 30, 2024 and December 31, 2023, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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

Table 16: Commercial and Industrial Loans by Industry

	September 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Retail/wholesale trade	$30,226	17%	$28,198	16%
Financial services	29,244	16	28,422	16
Manufacturing	28,748	16	28,989	16
Service providers	22,033	12	21,354	12
Real estate related (a)	14,856	8	16,235	9
Health care	10,169	6	9,808	6
Technology, media and telecommunications	9,292	5	10,249	6
Transportation and warehousing	7,723	4	7,733	4
Other industries	26,600	16	26,592	15
Total commercial and industrial loans	$178,891	100%	$177,580	100%
(a)    Represents loans to customers in the real estate and construction industries.

22    The PNC Financial Services Group, Inc. – Form 10-Q

Owner occupied commercial real estate loans totaled $9.4 billion and $9.6 billion at September 30, 2024 and December 31, 2023, respectively. These loans are included in commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $35.1 billion as of September 30, 2024 comprised $19.6 billion related to commercial mortgages on income-producing properties, $9.9 billion of intermediate-term financing loans and $5.6 billion of real estate construction project loans. At December 31, 2023, comparable amounts were $35.4 billion, $21.0 billion, $8.0 billion and $6.4 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income, that income serves as the primary source for the repayment of the loan. However, for all commercial real estate assets, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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
The following table presents our commercial real estate loans by geography and property type:
Table 17: Commercial Real Estate Loans by Geography and Property Type

	September 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,825	17%	$6,133	17%
Texas	3,999	11	3,733	11
Florida	3,935	11	3,738	11
Virginia	1,599	5	1,590	4
Arizona	1,423	4	1,216	3
Pennsylvania	1,380	4	1,515	4
North Carolina	1,242	4	1,142	3
Maryland	1,225	3	1,344	4
Ohio	1,133	3	1,157	3
Colorado	1,126	3	1,182	3
Other	12,217	35	12,686	37
Total commercial real estate loans	$35,104	100%	$35,436	100%
Property Type (a)
Multifamily	$16,678	48%	$15,590	44%
Office	7,225	21	8,019	23
Industrial/warehouse	3,990	11	4,089	12
Retail	2,174	6	2,490	7
Seniors housing	1,776	5	1,772	5
Hotel/motel	1,696	5	1,760	5
Mixed use	348	1	388	1
Other	1,217	3	1,328	3
Total commercial real estate loans	$35,104	100%	$35,436	100%
(a)    Presented in descending order based on loan balances at September 30, 2024.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand driven by the acceptance of remote work, real estate performance related to the office sector continues to be an area of uncertainty. At September 30, 2024, our outstanding loan balances in the office portfolio totaled $7.2 billion, or 2.2% of total loans, while additional unfunded loan commitments totaled $0.3 billion. The portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at September 30, 2024, criticized loans totaled 28.9% and nonperforming loans totaled 12.5%, while delinquencies were 0.1%. As measured at origination, the weighted average LTV for the office portfolio was 58.6%; however, updated appraisals have increased the weighted average LTV inclusive of both updated property values and origination-derived values to 70.9% as of September 30, 2024. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of September 30, 2024, we have established reserves of 11.3% against office loans.

The PNC Financial Services Group, Inc. – Form 10-Q 23

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 54.0% of the portfolio at September 30, 2024. Within the multi-tenant classification, criticized levels were 50.2% while nonperforming loans totaled 22.4%, accounting for almost all of the nonperforming office population. The weighted average LTV inclusive of both updated property values and origination-derived values for multi-tenant is 79.6% at September 30, 2024. Additionally, commercial real estate charge-offs since the beginning of 2023 have primarily been multi-tenant office loans. Given the higher level of stress, this segment has a proportionally higher reserve rate of 16.0%. The remaining 46.0% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. These three tenant classifications are performing considerably better, with approximately 3.6% of the book in the criticized loan category and 0.6% in the nonperforming loan category. As of September 30, 2024, the weighted average LTV inclusive of both updated property values and origination-derived values of this book is 60.2%.

The office portfolio remains an elevated area of focus for portfolio management, with internal risk ratings completed quarterly for each asset, accelerated reappraisal requirements and elevated approval levels for any credit action. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly. Collateral in the office portfolio is appraised by qualified, independent third-party state certified appraisers. New loans or loans being evaluated for extension or material modification are required to be appraised. The frequency of reappraisals outside of a credit action is based on regulatory and internal requirements. Generally, for loans with heightened risk, a cadence has been established to obtain updated appraisals at least annually. Loans that do not demonstrate a heightened risk are monitored through our ongoing management of the portfolio, including any need for a new appraisal. All appraisals are reviewed by independent qualified real estate valuation personnel. For existing office building loans, PNC employs the as-is market value from third-party appraisals to calculate LTV.

Given the ongoing change in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 42% through September 30, 2025. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge off of principal. We continue to actively manage the portfolio, and we believe reserve levels reflect the expected credit losses in the portfolio.

Commercial Real Estate: Multifamily Portfolio
As of September 30, 2024, our outstanding loan balances in the multifamily portfolio totaled $16.7 billion, or 5.2% of total loans, while additional unfunded loan commitments totaled $2.7 billion. Although inflationary pressures, higher interest rates and elevated supply in certain markets have impacted internal risk assessments and regulatory classification in this portfolio, we have not seen a notable change in loan performance at this time with regards to nonperformance, delinquency or charge-offs. We continue to closely monitor our exposure in this sector.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both September 30, 2024 and December 31, 2023.

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

24    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	September 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$20,084	43%	$19,911	42%
Texas	3,825	8	4,009	8
Washington	3,529	8	3,467	7
Florida	3,220	7	3,356	7
New Jersey	1,876	4	1,909	4
New York	1,500	3	1,551	3
Arizona	1,363	3	1,431	3
Pennsylvania	1,206	3	1,229	3
Colorado	1,147	2	1,187	2
North Carolina	969	2	989	2
Other	8,253	17	8,505	19
Total residential real estate loans	$46,972	100%	$47,544	100%
	September 30, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		771		772
LTV of loan originations		73%		73%
(a)Presented in descending order based on loan balances at September 30, 2024.
(b)Weighted-averages calculated for the twelve months ended September 30, 2024 and December 31, 2023, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $42.2 billion at September 30, 2024, with 46% located in California. Comparable amounts at December 31, 2023 were $42.4 billion and 45%, respectively.

Home Equity
Home equity loans of $26.0 billion as of September 30, 2024 were comprised of $21.0 billion of home equity lines of credit and $5.0 billion of closed-end home equity installment loans. At December 31, 2023, comparable amounts were $26.2 billion, $20.6 billion and $5.6 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

Similar to residential real estate loans, we obtain loan attributes at origination, including FICO scores and LTVs, and we update these and other credit metrics at least quarterly. Borrower performance of this portfolio is tracked on a monthly basis. We also segment the population into pools based on product type (e.g., home equity loans, legacy brokered home equity loans, home equity lines of credit or legacy brokered home equity lines of credit) and track the historical performance of any related mortgage loans regardless of whether we hold such liens. This information is used for internal reporting and risk management. As part of our overall risk analysis and monitoring, we also segment the portfolio based upon loan delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV, lien position and geographic concentration.

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

The PNC Financial Services Group, Inc. – Form 10-Q 25

The following table presents certain key statistics related to our home equity portfolio:

Table 19: Home Equity Loan Statistics

	September 30, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,558	18%	$4,745	18%
New Jersey	3,149	12	3,184	12
Florida	2,225	9	2,230	9
Ohio	2,165	8	2,242	9
California	1,713	7	1,580	6
Texas	1,275	5	1,230	5
Maryland	1,213	5	1,237	5
Michigan	1,170	5	1,214	5
Illinois	1,036	4	1,069	4
North Carolina	1,007	4	1,001	4
Other	6,459	23	6,418	23
Total home equity loans	$25,970	100%	$26,150	100%
Lien type
1st lien		50%		52%
2nd lien		50		48
Total		100%		100%
	September 30, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		772		772
LTV of loan originations		62%		64%
(a)Presented in descending order based on loan balances at September 30, 2024.
(b)Weighted-averages calculated for the twelve months ended September 30, 2024 and December 31, 2023, respectively.

Automobile
Auto loans of $15.1 billion as of September 30, 2024 comprised $14.1 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2023, comparable amounts were $14.9 billion, $13.8 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	September 30, 2024	December 31, 2023
Weighted-average loan origination FICO score (a) (b)
Indirect auto	792	788
Direct auto	785	787
Weighted-average term of loan originations - in months (a)
Indirect auto	72	73
Direct auto	65	65
(a)Weighted-averages calculated for the twelve months ended September 30, 2024 and December 31, 2023, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At September 30, 2024, the portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans. Comparable amounts at December 31, 2023 were 45% and 55%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	September 30, 2024	December 31, 2023	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,729	$1,307	$422	32%
Consumer (a)	849	873	(24)	(3)%
Total nonperforming loans	2,578	2,180	398	18%
OREO and foreclosed assets	31	36	(5)	(14)%
Total nonperforming assets	$2,609	$2,216	$393	18%
Nonperforming loans to total loans	0.80%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.81%	0.69%
Nonperforming assets to total assets	0.46%	0.39%
Allowance for loan and lease losses to nonperforming loans	178%	220%
Allowance for credit losses to nonperforming loans (b)	206%	250%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

Increases in nonperforming assets from December 31, 2023 were primarily driven by higher commercial real estate nonperforming loans.

The following table provides details on the change in nonperforming assets for the nine months ended September 30, 2024 and 2023:

Table 22: Change in Nonperforming Assets

In millions	2024	2023
January 1	$2,216	$2,019
New nonperforming assets	1,848	1,503
Charge-offs and valuation adjustments	(511)	(348)
Principal activity, including paydowns and payoffs	(711)	(581)
Asset sales and transfers to loans held for sale	(38)	(65)
Returned to performing status	(195)	(370)
September 30	$2,609	$2,158

As of September 30, 2024, approximately 97% of total nonperforming loans were secured by collateral.

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

We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those arising from the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.
The PNC Financial Services Group, Inc. – Form 10-Q 27

The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	September 30, 2024	December 31, 2023	Change		September 30, 2024	December 31, 2023
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$614	$685	$(71)	(10)%	0.19%	0.21%
Accruing loans past due 60 to 89 days	252	270	(18)	(7)%	0.08%	0.08%
Total early stage loan delinquencies	866	955	(89)	(9)%	0.27%	0.30%
Late stage loan delinquencies
Accruing loans past due 90 days or more	409	429	(20)	(5)%	0.13%	0.13%
Total accruing loans past due	$1,275	$1,384	$(109)	(8)%	0.40%	0.43%
(a)Past due loan amounts include government insured or guaranteed loans of $0.3 billion at September 30, 2024 and $0.4 billion at December 31, 2023.

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

See Note 1 Accounting Policies and the Credit Risk Management section in our 2023 Form 10-K for additional discussion of our ACL, including details of our methodologies. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of September 30, 2024.

28    The PNC Financial Services Group, Inc. – Form 10-Q

The following table summarizes our ACL related to loans:

Table 24: Allowance for Credit Losses by Loan Class (a)

	September 30, 2024			December 31, 2023
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,715	$178,891	0.96%	$1,806	$177,580	1.02%
Commercial real estate	1,441	35,104	4.10%	1,371	35,436	3.87%
Equipment lease financing	70	6,726	1.04%	82	6,542	1.25%
Total commercial	3,226	220,721	1.46%	3,259	219,558	1.48%
Consumer
Residential real estate	38	46,972	0.08%	61	47,544	0.13%
Home equity	270	25,970	1.04%	276	26,150	1.06%
Automobile	164	15,135	1.08%	173	14,860	1.16%
Credit card	672	6,827	9.84%	766	7,180	10.67%
Education	49	1,693	2.89%	56	1,945	2.88%
Other consumer	170	4,063	4.18%	200	4,271	4.68%
Total consumer	1,363	100,660	1.35%	1,532	101,950	1.50%
Total	4,589	$321,381	1.43%	4,791	$321,508	1.49%
Allowance for unfunded lending related commitments	725			663
Allowance for credit losses	$5,314			$5,454
Allowance for credit losses to total loans			1.65%			1.70%
Commercial			1.72%			1.73%
Consumer			1.50%			1.62%
(a)    Excludes allowances for investment securities and other financial assets, which together totaled $111 million and $120 million at September 30, 2024 and December 31, 2023, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 29

The following table summarizes our loan charge-offs and recoveries:
Table 25: Loan Charge-Offs and Recoveries

Nine months ended September 30	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans (Annualized)
Dollars in millions
2024
Commercial
Commercial and industrial	$250	$80	$170	0.13%
Commercial real estate	271	11	260	0.98%
Equipment lease financing	25	12	13	0.27%
Total commercial	546	103	443	0.27%
Consumer
Residential real estate	2	8	(6)	(0.02)%
Home equity	27	31	(4)	(0.02)%
Automobile	98	74	24	0.22%
Credit card	268	42	226	4.40%
Education	13	5	8	0.59%
Other consumer	127	27	100	3.22%
Total consumer	535	187	348	0.46%
Total	$1,081	$290	$791	0.33%
2023
Commercial
Commercial and industrial	$192	$98	$94	0.07%
Commercial real estate	124	4	120	0.45%
Equipment lease financing	11	8	3	0.06%
Total commercial	327	110	217	0.13%
Consumer
Residential real estate	6	10	(4)	(0.01)%
Home equity	15	36	(21)	(0.11)%
Automobile	91	77	14	0.12%
Credit card	232	32	200	3.82%
Education	13	5	8	0.50%
Other consumer	124	28	96	2.73%
Total consumer	481	188	293	0.39%
Total	$808	$298	$510	0.21%

Total net charge-offs increased $281 million, or 55%, for the first nine months of 2024 compared to the same period in 2023. The increase in the comparison was driven by higher net charge-offs in our commercial portfolio, primarily in our commercial real estate loan class.

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

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2024. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the third quarter of 2024.

30    The PNC Financial Services Group, Inc. – Form 10-Q

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of our 2023 Form 10-K.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $424.0 billion at September 30, 2024 from $421.4 billion at December 31, 2023. Interest-bearing deposits increased reflecting higher commercial balances, partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances. As of September 30, 2024, uninsured deposits represented approximately 44% of our total deposit base, which is estimated based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources portion of the Consolidated Balance Sheet Review and Business Segments Review sections of this Financial Review for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, such as senior notes, subordinated debt, FHLB borrowings, securities sold under repurchase agreements, commercial paper and other short-term borrowings. See the Funding Sources section of the Consolidated Balance Sheet Review in this Financial Review and Note 7 Borrowed Funds in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 26: Senior and Subordinated Debt

In billions	2024
January 1	$31.7
Issuances	6.7
Calls and maturities	(2.4)
Other	0.7
September 30	$36.7

Additionally, PNC maintains access to contingent funding sources that include unused borrowing capacity and certain liquid assets. PNC has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of liquidity stress. This plan is designed to examine and quantify the organization’s liquidity under various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides the strategies for addressing liquidity needs and responsive actions we would consider during liquidity stress events, which could include the issuance of incremental debt, preferred stock, or additional deposit actions, including the issuance of brokered CDs. The plan also addresses the governance, frequency of reporting and the responsibilities of key departments in the event of liquidity stress.

PNC defines our primary contingent liquidity sources as cash held at the Federal Reserve Bank, investment securities and unused borrowing capacity at the FHLB and Federal Reserve Bank. The following table summarizes our primary contingent liquidity sources at September 30, 2024 and December 31, 2023:
Table 27: Primary Contingent Liquidity Sources

In billions	September 30, 2024	December 31, 2023
Cash balance with Federal Reserve Bank	$34.6	$43.3
Available investment securities (a)	69.7	98.5
Unused borrowing capacity from FHLB (b)	45.4	35.4
Unused borrowing capacity from Federal Reserve Bank (c)	79.9	47.2
Total available contingent liquidity	$229.6	$224.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At September 30, 2024, total FHLB borrowing capacity was $73.6 billion and total FHLB borrowings and letters of credit were $28.2 billion. Comparable amounts at December 31, 2023 were $73.4 billion and $38.0 billion, respectively.
(c)Total borrowing capacity with the Federal Reserve Bank was $79.9 billion at September 30, 2024 and $47.2 billion at December 31, 2023. PNC had no outstanding borrowings with the Federal Reserve Bank at September 30, 2024 and December 31, 2023.

As part of PNC’s contingency planning, we preposition a portion of our available held to maturity investment securities at the Federal Reserve Bank’s Discount Window, supporting our resilience and operational readiness.

The PNC Financial Services Group, Inc. – Form 10-Q 31

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At September 30, 2024, PNC Bank’s remaining capacity to issue under the program was $33.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. At September 30, 2024, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank or issuing intercompany senior unsecured notes.

See Note 16 Subsequent Events for additional information on the October 22, 2024 announcement of the November 4, 2024 redemption of all outstanding $0.2 billion senior floating rate bank notes due on December 2, 2024.
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

At September 30, 2024, available parent company liquidity totaled $26.4 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $6.8 billion at September 30, 2024. See Note 19 Regulatory Matters in our 2023 Form 10-K for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At September 30, 2024, there were no issuances outstanding under this program.
The following table details parent company note issuances in the third quarter of 2024:

Table 28: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
July 23, 2024	$1.0 billion	$1.0 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2027. Interest is payable semi-annually in arrears at a fixed rate of 5.102% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2026 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.796%, on October 23, 2026, January 23, 2027, April 23, 2027 and at the maturity date.
July 23, 2024	$1.5 billion	$1.5 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2035. Interest is payable semi-annually in arrears at a fixed rate of 5.401% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2034 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.599%, on October 23, 2034, January 23, 2035, April 23, 2035 and at the maturity date.

32    The PNC Financial Services Group, Inc. – Form 10-Q

See Note 16 Subsequent Events for additional information on the following parent company debt issuances and redemptions:
•October 21, 2024 issuance of $1.5 billion of 4.812% senior fixed-to-floating rate notes that mature on October 21, 2032,
•October 28, 2024 redemption of all outstanding $1.0 billion of senior fixed-to-floating rate notes due on October 28, 2025.

Parent company senior and subordinated debt carrying value totaled $29.4 billion and $24.0 billion at September 30, 2024 and December 31, 2023, respectively.

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
The following table presents credit ratings and outlook for PNC as of September 30, 2024:
Table 29: Credit Ratings and Outlook

September 30, 2024
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

In the third quarter of 2024, PNC returned $0.8 billion of capital to shareholders, including more than $0.6 billion of dividends on common shares and more than $0.1 billion of common share repurchases. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at September 30, 2024. Fourth quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.

The PNC Financial Services Group, Inc. – Form 10-Q 33

On October 3, 2024 the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on November 5, 2024 to shareholders of record at the close of business October 16, 2024.

See Note 16 Subsequent Events for details on the October 30, 2024 announcement of the December 2, 2024 redemption of $500 million Series R preferred stock.

The following table summarizes our Basel III capital balances and ratios:

Table 30: Basel III Capital

	September 30, 2024
Dollars in millions	Basel III (a)	Fully Implemented (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(3,880)	$(3,880)
Retained earnings	58,653	58,412
Goodwill, net of associated deferred tax liabilities	(10,704)	(10,704)
Other disallowed intangibles, net of deferred tax liabilities	(245)	(245)
Other adjustments/(deductions)	(83)	(85)
Common equity Tier 1 capital (c)	$43,741	$43,498
Additional Tier 1 capital
Preferred stock plus related surplus	6,247	6,247
Tier 1 capital	$49,988	$49,745
Additional Tier 2 capital
Qualifying subordinated debt	2,465	2,465
Eligible credit reserves includable in Tier 2 capital	4,981	5,220
Total Basel III capital	$57,434	$57,430
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$423,212	$423,305
Average quarterly adjusted total assets	$561,808	$561,565
Supplementary leverage exposure (e)	$676,281	$676,279
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	10.3%	10.3%
Tier 1	11.8%	11.8%
Total	13.6%	13.6%
Leverage (g)	8.9%	8.9%
Supplementary leverage ratio (e)	7.4%	7.4%
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

34    The PNC Financial Services Group, Inc. – Form 10-Q

At September 30, 2024, PNC and PNC Bank were considered “well capitalized” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized,” PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our September 30, 2024 capital levels were aligned with them.

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
NII Sensitivity results for the third quarters of 2024 and 2023 follow:

Table 31: Net Interest Income Sensitivity Analysis

	Third Quarter 2024	Third Quarter 2023
Net Interest Income Sensitivity Simulation (a)
Effect on NII in first year from shocked interest rate:
200 basis point instantaneous increase	(0.5)%	(0.3)%
200 basis point instantaneous decrease	(0.6)%	—
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the third quarter of 2024, the projected balance sheet composition by the end of year one is generally consistent with the spot composition as of the third quarter of 2024.

Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s deposit beta was 32% for September 2024. We define deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will increase from the current level. Prior to the beginning of the easing cycle, PNC’s beta calculation represented the change in deposit rate paid on interest-bearing non-maturity deposits divided by the change in the upper level of the stated Federal Funds rate since the first quarter of 2022, the start of the rising rate cycle. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as well as other factors. The dynamic beta assumptions reflect historical experience and future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.

Asset Prepayments: PNC includes prepayment assumptions for both loan and investment portfolios. Mortgage and home equity portfolios utilize an industry standard model to drive estimated prepayments that increase in lower rate environments. Commercial and
The PNC Financial Services Group, Inc. – Form 10-Q 35

other consumer loan portfolios assume static constant prepayment rates that are consistent across rate scenarios, as those portfolios historically do not exhibit significantly different prepayment behaviors based upon the level of market rates.

Impact of Derivatives: PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $48.8 billion in receive fix/pay float swaps as of September 30, 2024, with a weighted average duration of 2.45 years and an average fixed rate of 3.44%. As of September 30, 2024, PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these commercial loans. Additionally, PNC utilizes receive fix/pay float swaps as a means of hedging fixed rate debt, as well as pay fix/receive float swaps as a means of hedging the investment securities portfolio. See Note 12 Financial Derivatives in this Report for additional information on how we use derivatives to hedge commercial loans, investment securities and fixed rate debt.
EVE sensitivity results for the third quarters of 2024 and 2023 follow:
Table 32: Economic Value of Equity Sensitivity Analysis

	Third Quarter 2024	Third Quarter 2023
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(4.2)%	(7.0)%
200 basis point instantaneous decrease	(4.1)%	0.8%

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

Compared to the third quarter of 2023, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.

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

Customer-related trading revenue was $75 million for the nine months ended September 30, 2024, compared to $118 million for the nine months ended September 30, 2023. The decrease was primarily due to lower derivative client sales revenue.
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

36    The PNC Financial Services Group, Inc. – Form 10-Q

A summary of our equity investments follows:
Table 33: Equity Investments Summary

	September 30, 2024	December 31, 2023	Change
Dollars in millions			$	%
Tax credit investments	$4,622	$4,331	$291	7%
Private equity and other	4,595	3,983	612	15%
Total	$9,217	$8,314	$903	11%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.4 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.
Note 4 Loan Sale and Servicing Activities and Variable Interest Entities in our 2023 Form 10-K has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.3 billion and $2.2 billion at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, $2.1 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds.

During the second quarter of 2024, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-1 common shares into approximately equal amounts of Visa Class B-2 common shares and Visa Class C common shares. This conversion event resulted in a gain of $754 million related to the Visa Class C common shares received. PNC retained the Visa Class B-2 common shares. The Visa Class B-2 common shares, which are included in our other equity investments at cost, remain subject to the same restrictions that were imposed on the Visa Class B-1 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program.

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At September 30, 2024, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.7 billion, while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings in our 2023 Form 10-K for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $31 million and $17 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Financial Derivatives
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

We use a variety of financial derivatives as part of the overall asset and liability risk management process to help manage exposure to market risk (primarily interest rate) and credit risk inherent in our business activities. We also enter into derivatives with customers to facilitate their risk management activities.

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

The PNC Financial Services Group, Inc. – Form 10-Q 37

RECENT REGULATORY DEVELOPMENTS

Resolution Planning
In August 2024, the Federal Reserve and FDIC finalized new guidance for holding company resolution plans submitted by triennial full filers, such as PNC, under section 165(d) of the Dodd-Frank Act and the implementing regulations. The guidance generally applies expectations from the 2019 resolution plan guidance applicable to U.S. GSIBs. Firms like PNC with a multiple point of entry resolution strategy will be required to incorporate more severe plan assumptions and include new required plan content, operational capabilities and legal entity rationalization, among other requirements. PNC’s next 165(d) resolution plan is due October 1, 2025, per an extension provided by the Federal Reserve and FDIC in finalizing the new guidance.

Other Regulatory Developments
On October 22, 2024, the CFPB issued a final rule under Section 1033 of the Dodd-Frank Act requiring certain entities, including PNC Bank, to, upon request, make available to a consumer or third party authorized by the consumer certain information the entity has concerning a consumer financial product or service covered by the rule. In issuing the rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system and will let consumers more easily switch banks or other providers. In general, the final rule requires covered data providers, such as PNC Bank, to establish a developer interface satisfying specific security and other standards, accept data sharing requests by third parties authorized by the consumer through that developer interface and, in response to such a request, make that data available in electronic form to consumers and authorized third parties, including data aggregators. PNC Bank will be prohibited from charging fees for maintaining the developer interface or providing access to such data. PNC and PNC Bank may also act as authorized third parties receiving data under the rule from institutions, and the rule places data security, authorization, and other obligations on those third parties, including limitations on secondary uses of the data received. PNC Bank must comply with the rule beginning on April 1, 2026, and we are still assessing the impact of this rule.
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

38    The PNC Financial Services Group, Inc. – Form 10-Q

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

The scenarios used for the period ended September 30, 2024 consider, among other factors, ongoing inflationary pressures and the corresponding tightness of monetary policy and credit availability. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most-likely expectation at September 30, 2024 is that the U.S. economy avoids a recession.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at September 30, 2024 and December 31, 2023.

Table 34: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of September 30, 2024
	2024	2025	2026
U.S. real GDP (a)	1.8%	0.8%	2.2%
U.S. unemployment rate (b)	4.4%	5.1%	4.7%
	Assumptions as of December 31, 2023
	2024	2025	2026
U.S. real GDP (a)	0.1%	1.5%	2.0%
U.S. unemployment rate (b)	4.5%	4.6%	4.2%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2024, 2025 and 2026, respectively.

Real GDP growth is expected to end 2024 at 1.8% on a weighted average basis, up from the 0.1% assumed at December 31, 2023, primarily due to stronger economic activity in 2024 than what was expected at the end of 2023. Growth then slows to 0.8% in 2025, before increasing to 2.2% in 2026. The weighted-average unemployment rate is expected to end 2024 at 4.4% down slightly from the 4.5% level assumed at December 31, 2023. The weighted-average unemployment rate is then expected to increase moderately through 2025 before decreasing to 4.7% by the fourth quarter of 2026.

The current state of the economy continues to reflect uncertainty due to the fundamental change in office demand from the acceptance of remote work, combined with inflationary pressures, interest rate movements and housing affordability. As such, for both our commercial and consumer loan portfolios, PNC identified and performed significant analyses around segments impacted by such uncertainties to ensure our reserves are appropriate, given our current macroeconomic expectations.

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

• We are currently evaluating the disclosure requirements within this ASU and will not early adopt.
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

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first nine months of 2024 that impacted our financial statements.

INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2024, we performed an evaluation under the supervision of and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.

Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were

40    The PNC Financial Services Group, Inc. – Form 10-Q

effective as of September 30, 2024, and that there has been no change in PNC’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than those we are currently expecting. These statements are based on our views that:
–Job and income gains will continue to support consumer spending growth in the near term, but PNC’s baseline forecast is for slower economic growth at the end of 2024 and in the first half of 2025 as high interest rates remain a drag on the economy.
–Real GDP growth this year will trend close to 2%, and the unemployment rate will remain somewhat above 4% through the rest of 2024 and in 2025. Inflation will continue to slow as wage pressures abate, gradually moving back to the Federal Reserve’s 2% long-term objective.
–With slowing inflation PNC expects two additional federal funds rate cuts of 25 basis points each at the FOMC’s remaining meetings in 2024, with the rate ending this year in a range between 4.25% and 4.50%. PNC expects several federal funds rate cuts in 2025 as inflation continues to ease.
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
The PNC Financial Services Group, Inc. – Form 10-Q 41

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

42    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2024	2023	2024	2023
Interest Income
Loans	$4,954	$4,643	$14,615	$13,424
Investment securities	1,097	892	2,981	2,660
Other	771	668	2,294	1,722
Total interest income	6,822	6,203	19,890	17,806
Interest Expense
Deposits	2,230	1,792	6,391	4,614
Borrowed funds	1,182	993	3,523	2,679
Total interest expense	3,412	2,785	9,914	7,293
Net interest income	3,410	3,418	9,976	10,513
Noninterest Income
Asset management and brokerage	383	348	1,111	1,052
Capital markets and advisory	371	168	902	643
Card and cash management	698	689	2,075	2,045
Lending and deposit services	320	315	929	919
Residential and commercial mortgage	181	201	459	476
Other income
Gain on Visa shares exchange program			754
Securities gains (losses)	1		(498)	(2)
Other	68	94	280	483
Total other income	69	94	536	481
Total noninterest income	2,022	1,815	6,012	5,616
Total revenue	5,432	5,233	15,988	16,129
Provision For Credit Losses	243	129	633	510
Noninterest Expense
Personnel	1,869	1,773	5,445	5,445
Occupancy	234	244	714	739
Equipment	357	347	1,054	1,046
Marketing	93	93	250	276
Other	774	788	2,555	2,432
Total noninterest expense	3,327	3,245	10,018	9,938
Income before income taxes and noncontrolling interests	1,862	1,859	5,337	5,681
Income taxes	357	289	1,011	917
Net income	1,505	1,570	4,326	4,764
Less: Net income attributable to noncontrolling interests	15	16	47	50
Preferred stock dividends	82	104	258	299
Preferred stock discount accretion and redemptions	2	2	6	6
Net income attributable to common shareholders	$1,406	$1,448	$4,015	$4,409
Earnings Per Common Share
Basic	$3.50	$3.60	$9.99	$10.95
Diluted	$3.49	$3.60	$9.98	$10.94
Average Common Shares Outstanding
Basic	399	400	400	401
Diluted	400	400	400	401
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 43

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net income	$1,505	$1,570	$4,326	$4,764
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	1,621	(932)	1,917	(304)
Net change in cash flow hedge derivatives	1,475	(35)	1,533	176
Pension and other postretirement benefit plan adjustments		1	(1)	(3)
Net change in Other	(1)	1	(3)	8
Other comprehensive income (loss), before tax and net of reclassifications into Net income	3,095	(965)	3,446	(123)
Income tax benefit (expense) related to items of other comprehensive income	(739)	229	(824)	34
Other comprehensive income (loss), after tax and net of reclassifications into Net income	2,356	(736)	2,622	(89)
Comprehensive income	3,861	834	6,948	4,675
Less: Comprehensive income attributable to noncontrolling interests	15	16	47	50
Comprehensive income attributable to PNC	$3,846	$818	$6,901	$4,625
See accompanying Notes To Consolidated Financial Statements.

44    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited	September 30 2024	December 31 2023
In millions, except par value
Assets
Cash and due from banks	$6,162	$6,921
Interest-earning deposits with banks	35,024	43,804
Loans held for sale (a)	750	734
Investment securities – available for sale	60,338	41,785
Investment securities – held to maturity	83,845	90,784
Loans (a)	321,381	321,508
Allowance for loan and lease losses	(4,589)	(4,791)
Net loans	316,792	316,717
Equity investments	9,217	8,314
Mortgage servicing rights	3,503	3,686
Goodwill	10,932	10,932
Other (a)	38,318	37,903
Total assets	$564,881	$561,580
Liabilities
Deposits
Noninterest-bearing	$94,588	$101,285
Interest-bearing	329,378	320,133
Total deposits	423,966	421,418
Borrowed funds
Federal Home Loan Bank borrowings	28,000	38,000
Senior debt	32,492	26,836
Subordinated debt	4,196	4,875
Other (b)	3,381	3,026
Total borrowed funds	68,069	72,737
Allowance for unfunded lending related commitments	725	663
Accrued expenses and other liabilities (b)	16,392	15,621
Total liabilities	509,152	510,439
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,225,979 and 543,116,271 shares)	2,716	2,716
Capital surplus	19,150	19,020
Retained earnings	58,412	56,290
Accumulated other comprehensive income (loss)	(5,090)	(7,712)
Common stock held in treasury at cost: 146,306,706 and 145,087,054 shares	(19,499)	(19,209)
Total shareholders’ equity	55,689	51,105
Noncontrolling interests	40	36
Total equity	55,729	51,141
Total liabilities and equity	$564,881	$561,580
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.7 billion, Loans held for investment of $1.2 billion and Other assets of $0.1 billion at September 30, 2024. Comparable amounts at December 31, 2023 were $0.7 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at September 30, 2024. Comparable amounts at December 31, 2023 were less than $0.1 billion and $0.1 billion, respectively.
(c)Par value less than $0.5 million at each date.

See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – Form 10-Q 45

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

Unaudited In millions	Nine months ended September 30
	2024	2023
Operating Activities
Net income	$4,326	$4,764
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	633	510
Depreciation, amortization and accretion	95	174
Deferred income taxes (benefit)	(89)	(119)
Net losses on sales of securities	498	2
Changes in fair value of mortgage servicing rights	297	(63)
Gain on Visa shares exchange program	(754)
Net change in
Trading securities and other short-term investments	(246)	(506)
Loans held for sale and related securitization activity	(18)	40
Other assets	1,438	(1,899)
Accrued expenses and other liabilities	(563)	1,304
Other operating activities, net	463	1,040
Net cash provided (used) by operating activities	$6,080	$5,247
Investing Activities
Sales
Securities available for sale	$4,309	$(93)
Loans	375	812
Repayments/maturities
Securities available for sale	5,049	5,524
Securities held to maturity	8,633	5,592
Purchases
Securities available for sale	(25,501)	(2,791)
Securities held to maturity	(1,028)	(1,664)
Loans	(1,595)	(588)
Net change in
Federal funds sold and resale agreements	(606)	417
Loans	584	6,230
Other investing activities, net	(587)	(989)
Net cash provided (used) by investing activities	$(10,367)	$12,450

46    The PNC Financial Services Group, Inc. – Form 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)
Unaudited In millions	Nine months ended September 30
	2024	2023
Financing Activities
Net change in
Noninterest-bearing deposits	$(6,638)	$(18,823)
Interest-bearing deposits	9,245	6,141
Federal funds purchased and repurchase agreements	(111)	231
Other borrowed funds	504	(272)
Sales/issuances
Federal Home Loan Bank borrowings		4,000
Senior debt	6,729	6,977
Other borrowed funds	520	619
Preferred stock		1,484
Common and treasury stock	60	62
Repayments/maturities
Federal Home Loan Bank borrowings	(10,000)	(75)
Senior debt	(1,650)	(750)
Subordinated debt	(750)	(1,500)
Other borrowed funds	(544)	(635)
Acquisition of treasury stock	(466)	(599)
Preferred stock cash dividends paid	(258)	(299)
Common stock cash dividends paid	(1,893)	(1,837)
Net cash provided (used) by financing activities	$(5,252)	$(5,276)
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash (a)	$(9,539)	$12,421
Cash, cash equivalents and restricted cash at beginning of period	50,725	34,363
Cash, cash equivalents and restricted cash at end of period	$41,186	$46,784
Cash, Cash Equivalents And Restricted Cash
Cash and cash equivalents at end of period (unrestricted cash)	$40,302	$46,266
Restricted cash	884	518
Cash, cash equivalents and restricted cash at end of period	$41,186	$46,784
Supplemental Disclosures
Interest paid	$9,586	$6,273
Income taxes paid	$332	$945
Income taxes refunded	$44	$830
Leased assets obtained in exchange for new operating lease liabilities	$182	$148
Non-cash Investing And Financing Items
Transfer from loans to loans held for sale, net	$85	$349
Transfer from loans to foreclosed assets	$31	$44
Adjustment to assets and liabilities related to partially financed investment exits		$834
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

48    The PNC Financial Services Group, Inc. – Form 10-Q

To reflect the change in accounting policy, we adjusted the Consolidated Statement of Cash Flows for the nine months ended September 30, 2023. This included an adjustment of $14.2 billion from Net cash provided (used) by investing activities to Net increase (decrease) in cash, cash equivalents and restricted cash at end of period. The $14.2 billion was comprised of $14.2 billion reported in Net change in Interest-earning deposits with banks and less than $(0.1) billion reported in Other investing activities, net. Additionally, we included $27.3 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at beginning of period, and $41.5 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at end of period.

Recently Adopted Accounting Standards
See Note 1 Accounting Policies in our 2023 Form 10-K for recently adopted accounting standards. We did not adopt any new accounting standards during the first nine months of 2024 that impacted our financial statements.

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available for sale and held to maturity portfolios by major security type:
Table 35: Investment Securities Summary (a)(b)

	September 30, 2024				December 31, 2023
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury and government agencies	$22,955	$106	$(422)	$22,639	$7,596	$22	$(667)	$6,951
Residential mortgage-backed
Agency	31,666	126	(2,131)	29,661	30,643	46	(2,809)	27,880
Non-agency	517	116	(5)	628	585	118	(7)	696
Commercial mortgage-backed
Agency	1,980	5	(93)	1,892	1,680	1	(135)	1,546
Non-agency	752		(18)	734	913	1	(45)	869
Asset-backed	2,229	61	(1)	2,289	1,092	25	(1)	1,116
Other	2,551	44	(100)	2,495	2,844	44	(161)	2,727
Total securities available for sale	$62,650	$458	$(2,770)	$60,338	$45,353	$257	$(3,825)	$41,785
Securities Held to Maturity
U.S. Treasury and government agencies	$33,824	$24	$(602)	$33,246	$36,529	$9	$(1,141)	$35,397
Residential mortgage-backed
Agency	40,983	179	(2,090)	39,072	42,686	92	(2,733)	40,045
Non-agency	245		(10)	235	259		(17)	242
Commercial mortgage-backed
Agency	972	17	(12)	977	939	9	(23)	925
Non-agency	1,006	3	(10)	999	1,373	2	(27)	1,348
Asset-backed	4,006	45	(11)	4,040	5,890	17	(39)	5,868
Other	2,809	44	(24)	2,829	3,108	50	(35)	3,123
Total securities held to maturity (d)	$83,845	$312	$(2,759)	$81,398	$90,784	$179	$(4,015)	$86,948
(a) At September 30, 2024, the accrued interest associated with our held to maturity and available for sale portfolios totaled $234 million and $247 million, respectively. The comparable amounts at December 31, 2023 were $281 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both September 30, 2024 and December 31, 2023.
(c) Amortized cost is presented net of allowance of $88 million for securities available for sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held to maturity at September 30, 2024. The comparable amounts at December 31, 2023 were $86 million and $6 million, respectively.
(d) Held to maturity securities transferred from available for sale are included in held to maturity at fair value at the time of the transfer. The amortized cost of held to maturity securities included net unrealized losses of $3.6 billion at September 30, 2024 related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2023 was $4.2 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available for sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held to maturity are carried at amortized cost, net of any allowance. Investment securities at September 30, 2024 included $952 million of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for September 30, 2023 was $28 million of net unsettled purchases.
The PNC Financial Services Group, Inc. – Form 10-Q 49

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. At September 30, 2024, the allowance for investment securities was $93 million and primarily related to non-agency commercial mortgage-backed securities in the available for sale portfolio. The comparable amount at December 31, 2023 was $92 million. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine the allowance for investment securities.

At September 30, 2024, AOCI included pretax losses of $280 million from derivatives that hedged the purchase of investment securities classified as held to maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.

Table 36 presents the gross unrealized losses and fair value of securities available for sale that do not have an associated allowance for investment securities at September 30, 2024 and December 31, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of September 30, 2024, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 36: Gross Unrealized Loss and Fair Value of Securities Available for Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
September 30, 2024
U.S. Treasury and government agencies	$(37)	$11,531	$(385)	$1,962	$(422)	$13,493
Residential mortgage-backed
Agency	(1)	577	(2,130)	21,064	(2,131)	21,641
Non-agency			(3)	52	(3)	52
Commercial mortgage-backed
Agency	(1)	240	(92)	1,432	(93)	1,672
Non-agency			(18)	600	(18)	600
Asset-backed			(1)	8	(1)	8
Other			(80)	1,790	(80)	1,790
Total securities available for sale	$(39)	$12,348	$(2,709)	$26,908	$(2,748)	$39,256
December 31, 2023
U.S. Treasury and government agencies			$(666)	$6,035	$(666)	$6,035
Residential mortgage-backed
Agency	$(4)	$1,015	(2,805)	24,306	(2,809)	25,321
Non-agency	(1)	15	(4)	84	(5)	99
Commercial mortgage-backed
Agency			(135)	1,495	(135)	1,495
Non-agency			(45)	731	(45)	731
Asset-backed			(1)	9	(1)	9
Other	(3)	78	(136)	2,106	(139)	2,184
Total securities available for sale	$(8)	$1,108	$(3,792)	$34,766	$(3,800)	$35,874

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 37: Gains (Losses) on Sales of Securities Available for Sale

Nine months ended September 30 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2024	$2	$(500)	$(498)	$(105)
2023		$(2)	$(2)

50    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at September 30, 2024:
Table 38: Contractual Maturity of Debt Securities

September 30, 2024 Dollars in millions	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Securities Available for Sale
U.S. Treasury and government agencies	$507	$8,700	$11,291	$2,457	$22,955
Residential mortgage-backed
Agency	1	218	3,323	28,124	31,666
Non-agency			17	500	517
Commercial mortgage-backed
Agency	72	953	626	329	1,980
Non-agency	1	103	86	562	752
Asset-backed		750	318	1,161	2,229
Other	375	1,753	283	140	2,551
Total securities available for sale at amortized cost	$956	$12,477	$15,944	$33,273	$62,650
Fair value	$953	$12,432	$15,760	$31,193	$60,338
Weighted-average yield, GAAP basis (a)	3.34%	3.61%	4.15%	3.59%	3.73%
Securities Held to Maturity
U.S. Treasury and government agencies	$10,401	$20,906	$1,640	$877	$33,824
Residential mortgage-backed
Agency		8	295	40,680	40,983
Non-agency				245	245
Commercial mortgage-backed
Agency		180	582	210	972
Non-agency		46		960	1,006
Asset-backed	17	1,081	1,716	1,192	4,006
Other	325	829	371	1,284	2,809
Total securities held to maturity at amortized cost	$10,743	$23,050	$4,604	$45,448	$83,845
Fair value	$10,690	$22,663	$4,532	$43,513	$81,398
Weighted-average yield, GAAP basis (a)	1.30%	1.51%	3.51%	2.95%	2.37%
(a)Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
At September 30, 2024, there were no securities of a single issuer, other than FNMA and FHLMC, that exceeded 10% of total shareholders’ equity. The FNMA and FHLMC investments had a total amortized cost of $35.9 billion and $32.4 billion, and fair value of $34.0 billion and $31.0 billion, respectively.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 39: Fair Value of Securities Pledged and Accepted as Collateral

In millions	September 30, 2024	December 31, 2023
Pledged to others	$71,329	$29,878
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,454	$755
Permitted amount repledged to others	$1,454	$755

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

The PNC Financial Services Group, Inc. – Form 10-Q 51

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those arising from the pandemic. To mitigate losses and enhance customer support, we offer loan modifications and collection programs to assist our customers.

52    The PNC Financial Services Group, Inc. – Form 10-Q

Table 40 presents the composition and delinquency status of our loan portfolio at September 30, 2024 and December 31, 2023. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.

Table 40: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e)(f)
September 30, 2024
Commercial
Commercial and industrial	$177,926	$106	$40	$97	$243		$722		$178,891
Commercial real estate	34,102	9			9		993		35,104
Equipment lease financing	6,678	22	12		34		14		6,726
Total commercial	218,706	137	52	97	286		1,729		220,721
Consumer
Residential real estate	45,719	238	85	179	502	(c)	265	$486	46,972
Home equity	25,341	65	27		92		473	64	25,970
Automobile	14,937	81	21	6	108		90		15,135
Credit card	6,639	55	39	79	173		15		6,827
Education	1,611	26	16	40	82	(c)			1,693
Other consumer	4,025	12	12	8	32		6		4,063
Total consumer	98,272	477	200	312	989		849	550	100,660
Total	$316,978	$614	$252	$409	$1,275		$2,578	$550	$321,381
Percentage of total loans	98.63%	0.19%	0.08%	0.13%	0.40%		0.80%	0.17%	100.00%
December 31, 2023
Commercial
Commercial and industrial	$176,796	$104	$45	$76	$225		$559		$177,580
Commercial real estate	34,685	7		9	16		735		35,436
Equipment lease financing	6,480	41	8		49		13		6,542
Total commercial	217,961	152	53	85	290		1,307		219,558
Consumer
Residential real estate	46,159	282	101	192	575	(c)	294	$516	47,544
Home equity	25,533	63	27		90		458	69	26,150
Automobile	14,638	91	20	7	118		104		14,860
Credit card	6,991	54	39	86	179		10		7,180
Education	1,850	27	19	49	95	(c)			1,945
Other consumer	4,227	16	11	10	37		7		4,271
Total consumer	99,398	533	217	344	1,094		873	585	101,950
Total	$317,359	$685	$270	$429	$1,384		$2,180	$585	$321,508
Percentage of total loans	98.71%	0.21%	0.08%	0.13%	0.43%		0.68%	0.18%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.4 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.2 billion and $0.1 billion at September 30, 2024. Comparable amounts at December 31, 2023 were $0.3 billion and $0.1 billion, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $0.9 billion and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.
(f)Collateral dependent loans totaled $1.9 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024, we pledged unpaid principal balances in the amounts of $46.2 billion of commercial and other loans to the Federal Reserve Bank and $89.7 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2023 were $51.3 billion and $89.5 billion, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 53

government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies in our 2023 Form 10-K for additional information on our nonperforming loan and lease policies.
The following table presents our nonperforming assets as of September 30, 2024 and December 31, 2023:
Table 41: Nonperforming Assets

Dollars in millions	September 30, 2024	December 31, 2023
Nonperforming loans
Commercial	$1,729	$1,307
Consumer (a)	849	873
Total nonperforming loans (b)	2,578	2,180
OREO and foreclosed assets	31	36
Total nonperforming assets	$2,609	$2,216
Nonperforming loans to total loans	0.80%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.81%	0.69%
Nonperforming assets to total assets	0.46%	0.39%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion and $0.5 billion at September 30, 2024 and December 31, 2023, respectively. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

Additional Credit Quality Indicators by Loan Class

Commercial Loan Classes
See Note 3 Loans and Related Allowance for Credit Losses in our 2023 Form 10-K for additional information related to these loan classes, including discussion around the credit quality indicators that we use to monitor and manage the credit risk associated with each loan class.
54    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents credit quality indicators for our commercial loan classes:
Table 42: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
September 30, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$16,786		$16,119	$18,362	$5,682	$4,954	$12,864	$92,692	$600	$168,059
Criticized	484		1,079	2,257	726	166	726	5,330	64	10,832
Total commercial and industrial loans	17,270		17,198	20,619	6,408	5,120	13,590	98,022	664	178,891
Gross charge-offs (b)	16	(c)	23	43	22	4	4	86	52	250
Commercial real estate
Pass Rated	1,717		5,419	7,664	2,514	1,763	10,273	390	9	29,749
Criticized	98		253	1,901	498	453	2,082	19	51	5,355
Total commercial real estate loans	1,815		5,672	9,565	3,012	2,216	12,355	409	60	35,104
Gross charge-offs (b)			5		2	1	263			271
Equipment lease financing
Pass Rated	1,267		1,318	1,206	544	538	1,496			6,369
Criticized	46		105	82	61	27	36			357
Total equipment lease financing loans	1,313		1,423	1,288	605	565	1,532			6,726
Gross charge-offs (b)			5	8	4	3	5			25
Total commercial loans	$20,398		$24,293	$31,472	$10,025	$7,901	$27,477	$98,431	$724	$220,721
Total commercial gross charge-offs	$16		$33	$51	$28	$8	$272	$86	$52	$546

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,019		$26,657	$7,562	$5,783	$4,110	$11,982	$88,467	$573	$168,153
Criticized	838		1,781	739	331	281	698	4,708	51	9,427
Total commercial and industrial loans	23,857		28,438	8,301	6,114	4,391	12,680	93,175	624	177,580
Gross charge-offs (b)	25	(c)	32	33	8	3	26	105	12	244
Commercial real estate
Pass Rated	4,182		8,571	2,986	2,190	4,887	7,411	383		30,610
Criticized	155		1,300	455	490	622	1,753	51		4,826
Total commercial real estate loans	4,337		9,871	3,441	2,680	5,509	9,164	434		35,436
Gross charge-offs (b)					12	31	137			180
Equipment lease financing
Pass Rated	1,522		1,424	689	690	452	1,378			6,155
Criticized	90		81	81	51	35	49			387
Total equipment lease financing loans	1,612		1,505	770	741	487	1,427			6,542
Gross charge-offs (b)	4		4	4	4	1	1			18
Total commercial loans	$29,806		$39,814	$12,512	$9,535	$10,387	$23,271	$93,609	$624	$219,558
Total commercial gross charge-offs	$29		$36	$37	$24	$35	$164	$105	$12	$442
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of September 30, 2024 and December 31, 2023.
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

The PNC Financial Services Group, Inc. – Form 10-Q 55

Residential Real Estate and Home Equity
The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 43: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
September 30, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$5	$68	$113	$59	$23	$31			$299
Greater than or equal to 80% to 100%	608	633	963	581	176	134			3,095
Less than 80%	1,582	4,084	8,551	14,187	6,206	8,294			42,904
No LTV available		36		11		3			50
Government insured or guaranteed loans		17	22	16	67	502			624
Total residential real estate loans	$2,195	$4,838	$9,649	$14,854	$6,472	$8,964			$46,972
Updated FICO scores
Greater than or equal to 780	$1,302	$3,337	$7,639	$11,832	$4,726	$5,042			$33,878
720 to 779	775	960	1,484	2,152	1,081	1,609			8,061
660 to 719	114	273	411	618	342	816			2,574
Less than 660	3	116	85	148	102	703			1,157
No FICO score available	1	135	8	88	154	292			678
Government insured or guaranteed loans		17	22	16	67	502			624
Total residential real estate loans	$2,195	$4,838	$9,649	$14,854	$6,472	$8,964			$46,972
Gross charge-offs (a)						$2			$2
Home equity (b)
Current estimated LTV ratios
Greater than 100%				$1	$12	$15	$333	$328	$689
Greater than or equal to 80% to 100%				5	32	30	1,042	1,552	2,661
Less than 80%				145	1,720	2,958	6,922	10,875	22,620
Total home equity loans				$151	$1,764	$3,003	$8,297	$12,755	$25,970
Updated FICO scores
Greater than or equal to 780				$96	$1,177	$1,845	$4,626	$6,203	$13,947
720 to 779				37	368	606	2,225	3,265	6,501
660 to 719				15	157	302	1,198	2,039	3,711
Less than 660				3	60	243	241	1,202	1,749
No FICO score available					2	7	7	46	62
Total home equity loans				$151	$1,764	$3,003	$8,297	$12,755	$25,970
Gross charge-offs (a)						$1	$13	$13	$27
56    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$15	$139	$79	$31	$10	$28			$302
Greater than or equal to 80% to 100%	1,665	1,928	955	221	69	92			4,930
Less than 80%	3,585	7,977	14,421	6,514	2,154	6,935			41,586
No LTV available	56		13			4			73
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Updated FICO scores
Greater than or equal to 780	$3,206	$7,797	$12,197	$5,035	$1,492	$4,004			$33,731
720 to 779	1,482	1,659	2,389	1,107	432	1,388			8,457
660 to 719	400	508	657	334	171	721			2,791
Less than 660	93	71	133	122	82	680			1,181
No FICO score available	140	9	92	168	56	266			731
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Gross charge-offs (a)		$2	$1	$1		$4			$8
Home equity (b)
Current estimated LTV ratios
Greater than 100%			$1	$12	$6	$14	$306	$309	$648
Greater than or equal to 80% to 100%			4	40	17	22	1,116	1,743	2,942
Less than 80%			157	1,866	845	2,556	6,843	10,293	22,560
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Updated FICO scores
Greater than or equal to 780			$102	$1,254	$489	$1,605	$4,604	$6,083	$14,137
720 to 779			38	423	216	488	2,222	3,225	6,612
660 to 719			17	174	110	271	1,207	1,894	3,673
Less than 660			5	65	52	220	223	1,089	1,654
No FICO score available				2	1	8	9	54	74
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Gross charge-offs (a)						$4	$7	$10	$21
(a)Gross charge-offs are presented on a year-to-date basis, as of the period end date.
(b)Beginning January 1, 2022, new originations consist of only revolving Home Equity Lines of Credit.

The PNC Financial Services Group, Inc. – Form 10-Q 57

Automobile, Credit Card, Education and Other Consumer
The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 44: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
September 30, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,590		$1,901	$1,227	$1,010	$304	$181			$7,213
720 to 779	1,533		1,309	747	494	164	132			4,379
660 to 719	720		756	417	266	104	106			2,369
Less than 660	145		354	238	188	101	148			1,174
Total automobile loans	$4,988		$4,320	$2,629	$1,958	$673	$567			$15,135
Gross charge-offs (a)	$4		$33	$21	$13	$9	$18			$98
Credit card
Updated FICO scores
Greater than or equal to 780								$2,000	$1	$2,001
720 to 779								1,864	5	1,869
660 to 719								1,836	15	1,851
Less than 660								946	55	1,001
No FICO score available or required (b)								102	3	105
Total credit card loans								$6,748	$79	$6,827
Gross charge-offs (a)								$240	$28	$268
Education
Updated FICO scores
Greater than or equal to 780	$10		$61	$83	$41	$34	$332			$561
720 to 779	14		39	40	21	15	123			252
660 to 719	10		15	15	6	5	51			102
Less than 660	2		3	4	1	1	21			32
No FICO score available or required (b)	13		6	4	3	1	1			28
Total loans using FICO credit metric	49		124	146	72	56	528			975
Other internal credit metrics							718			718
Total education loans	$49		$124	$146	$72	$56	$1,246			$1,693
Gross charge-offs (a)				$1	$1	$1	$10			$13
Other consumer
Updated FICO scores
Greater than or equal to 780	$189		$157	$75	$24	$8	$8	$37	$1	$499
720 to 779	232		171	89	28	10	9	74	1	614
660 to 719	163		105	87	29	11	9	80	1	485
Less than 660	9		33	39	18	8	7	41	1	156
Total loans using FICO credit metric	593		466	290	99	37	33	232	4	1,754
Other internal credit metrics	6		10	93	14	12	92	2,071	11	2,309
Total other consumer loans	$599		$476	$383	$113	$49	$125	$2,303	$15	$4,063
Gross charge-offs (a)	$55	(c)	$19	$19	$11	$6	$8	$8	$1	$127
58    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO Scores
Greater than or equal to 780	$2,722		$1,650	$1,483	$535	$368	$88			$6,846
720 to 779	1,797		1,104	778	301	250	80			4,310
660 to 719	1,014		604	408	186	186	70			2,468
Less than 660	264		272	243	152	200	105			1,236
Total automobile loans	$5,797		$3,630	$2,912	$1,174	$1,004	$343			$14,860
Gross charge-offs (a)	$8		$24	$22	$17	$30	$20			$121
Credit card
Updated FICO scores
Greater than or equal to 780								$2,017	$1	$2,018
720 to 779								1,976	4	1,980
660 to 719								1,979	13	1,992
Less than 660								1,036	48	1,084
No FICO score available or required (b)								103	3	106
Total credit card loans								$7,111	$69	$7,180
Gross charge-offs (a)								$290	$29	$319
Education
Updated FICO scores
Greater than or equal to 780	$35		$88	$45	$40	$51	$331			$590
720 to 779	32		47	24	19	24	131			277
660 to 719	20		17	8	6	8	54			113
Less than 660	4		3	2	1	2	21			33
No FICO score available or required (b)	15		5	4	2		1			27
Total loans using FICO credit metric	106		160	83	68	85	538			1,040
Other internal credit metrics							905			905
Total education loans	$106		$160	$83	$68	$85	$1,443			$1,945
Gross charge-offs (a)				$1	$1	$2	$13			$17
Other consumer
Updated FICO scores
Greater than or equal to 780	$241		$127	$47	$21	$14	$11	$39	$1	$501
720 to 779	286		157	54	26	17	11	80	1	632
660 to 719	147		140	57	27	21	11	87	2	492
Less than 660	19		52	31	17	14	8	43	1	185
Total loans using FICO credit metric	693		476	189	91	66	41	249	5	1,810
Other internal credit metrics	19		97	33	48	71	34	2,149	10	2,461
Total other consumer loans	$712		$573	$222	$139	$137	$75	$2,398	$15	$4,271
Gross charge-offs (a)	$75	(c)	$23	$18	$14	$14	$8	$11	$1	$164
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

The PNC Financial Services Group, Inc. – Form 10-Q 59

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

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the three and nine months ended September 30, 2024 and 2023:

Table 45: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Three months ended September 30, 2024 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial		$372	$19		$6	$11	$2	$410	0.23%
Commercial real estate		253	87				14	354	1.01%
Total commercial		625	106		6	11	16	764	0.35%
Consumer
Residential real estate			28			1	4	33	0.07%
Home equity			3	$1			6	10	0.04%
Credit card				21				21	0.31%
Education		1						1	0.06%
Total consumer		1	31	22		1	10	65	0.06%
Total		$626	$137	$22	$6	$12	$26	$829	0.26%
Three months ended September 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$15	$356	$37		$7		$83	$498	0.29%
Commercial real estate		307	16					323	0.90%
Total commercial	15	663	53		7		83	821	0.38%
Consumer
Residential real estate	1		50				3	54	0.11%
Home equity			2				5	7	0.03%
Credit card				$20				20	0.28%
Education		1						1	0.05%
Other consumer				1				1	0.02%
Total consumer	1	1	52	21			8	83	0.08%
Total	$16	$664	$105	$21	$7		$91	$904	0.28%

60    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30, 2024 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$27	$927	$34		$157	$104	$15	$85	$1,349	0.75%
Commercial real estate		926	101		147				1,174	3.34%
Total commercial	27	1,853	135		304	104	15	85	2,523	1.14%
Consumer
Residential real estate		1	67			3		8	79	0.17%
Home equity			10	$5				12	27	0.10%
Credit card				52					52	0.76%
Education		4							4	0.24%
Other consumer				1					1	0.02%
Total consumer		5	77	58		3		20	163	0.16%
Total	$27	$1,858	$212	$58	$304	$107	$15	$105	$2,686	0.84%
Nine months ended September 30, 2023 Dollars in millions
Commercial
Commercial and industrial	$15	$704	$91		$20			$130	$960	0.55%
Commercial real estate		745	16					61	822	2.30%
Total commercial	15	1,449	107		20			191	1,782	0.82%
Consumer
Residential real estate	1		83			$3		6	93	0.20%
Home equity			6	$7				9	22	0.08%
Credit card				45					45	0.64%
Education		3							3	0.15%
Other consumer				1					1	0.02%
Total consumer	1	3	89	53		3		15	164	0.16%
Total	$16	$1,452	$196	$53	$20	$3		$206	$1,946	0.61%
(a)The unfunded lending related commitments on FDMs granted were $0.5 billion and $0.3 billion during the nine months ended September 30, 2024 and 2023, respectively.
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

The PNC Financial Services Group, Inc. – Form 10-Q 61

Table 46 presents the weighted average financial effect of FDMs granted during the three and nine months ended September 30, 2024 and 2023.

Table 46: Financial Effect of FDMs (a)

Three months ended September 30, 2024 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$389	Extended contractual term by 11 months.
Commercial real estate	$253	Extended contractual term by 17 months.
Residential real estate	$1	Extended contractual term by 28 months.
Education	$1	Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$11	Reduced contractual interest rate by 1.52%.
Residential real estate	$1	Reduced contractual interest rate by 1.48%.
Payment Delay
Commercial and industrial	$25	Provided 3 months of payment deferral.
Commercial real estate	$87	Provided 8 months of payment deferral.
Residential real estate	$28	Provided 10 months of payment deferral.
Home equity	$3	Provided 5 months of payment deferral.

Three months ended September 30, 2023 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$363	Extended contractual term by 13 months.
Commercial real estate	$307	Extended contractual term by 13 months.
Education	$1	Extended contractual term by 15 months.
Interest Rate Reduction
Commercial and industrial	$15	Reduced contractual interest rate by 0.25%.
Residential real estate	$1	Reduced contractual interest rate by 0.72%.
Payment Delay
Commercial and industrial	$44	Provided 6 months of payment deferral.
Commercial real estate	$16	Provided 8 months of payment deferral.
Residential real estate	$50	Provided 10 months of payment deferral.
Home equity	$2	Provided 5 months of payment deferral.

62    The PNC Financial Services Group, Inc. – Form 10-Q

Nine months ended September 30, 2024 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$1,188	Extended contractual term by 14 months.
Commercial real estate	$1,073	Extended contractual term by 15 months.
Residential real estate	$4	Extended contractual term by 81 months.
Education	$4	Extended contractual term by 12 months.
Interest Rate Reduction
Commercial and industrial	$146	Reduced contractual interest rate by 1.45%.
Residential real estate	$3	Reduced contractual interest rate by 0.83%.
Payment Delay
Commercial and industrial	$206	Provided 8 months of payment deferral.
Commercial real estate	$248	Provided 7 months of payment deferral.
Residential real estate	$67	Provided 9 months of payment deferral.
Home equity	$10	Provided 4 months of payment deferral.

Nine months ended September 30, 2023 Dollars in millions	Amortized cost basis (b)	Financial Effect
Term Extension
Commercial and industrial	$724	Extended contractual term by 12 months.
Commercial real estate	$745	Extended contractual term by 16 months.
Residential real estate	$3	Extended contractual term by 118 months.
Education	$3	Extended contractual term by 16 months.
Interest Rate Reduction
Commercial and industrial	$15	Reduced contractual interest rate by 0.25%.
Residential real estate	$4	Reduced contractual interest rate by 1.13%.
Payment Delay
Commercial and industrial	$111	Provided 6 months of payment deferral.
Commercial real estate	$16	Provided 8 months of payment deferral.
Residential real estate	$83	Provided 9 months of payment deferral.
Home equity	$6	Provided 4 months of payment deferral.
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

The PNC Financial Services Group, Inc. – Form 10-Q 63

After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of the period end date, of FDMs granted during the twelve months preceding September 30, 2024.

Table 47: Payment Performance of FDMs Modified in the Last 12 Months (a) (b)

Twelve months ended September 30, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,213	$18	$1		$248	$1,480
Commercial real estate	874				462	1,336
Total commercial	2,087	18	1		710	2,816
Consumer
Residential real estate	8	1			83	92
Home equity	5				27	32
Credit card	43	5	4	$7	1	60
Education	4					4
Other consumer					2	2
Total consumer	60	6	4	7	113	190
Total	$2,147	$24	$5	$7	$823	$3,006
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.
The following table presents the performance as of September 30, 2023 for FDMs granted since January 1, 2023:

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

64    The PNC Financial Services Group, Inc. – Form 10-Q

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. The following table presents loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the period.

Table 49: Subsequently Defaulted FDMs (a)

Three months ended September 30, 2024 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	All Other Modifications (b)	Total
Commercial
Commercial and industrial	$35	$3		$3		$41
Commercial real estate	27					27
Total commercial	62	3		3		68
Consumer
Residential real estate		14			$3	17
Home equity		1			2	3
Credit card			$8			8
Total consumer		15	8		5	28
Total	$62	$18	$8	$3	$5	$96

Nine months ended September 30, 2024 Dollars in millions	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	All Other Modifications (b)	Total
Commercial
Commercial and industrial	$61	$12		$3		$76
Commercial real estate	28	33		37		98
Total commercial	89	45		40		174
Consumer
Residential real estate		33			$5	38
Home equity		2	$1		7	10
Credit card			24			24
Total consumer		35	25		12	72
Total	$89	$80	$25	$40	$12	$246
(a)Represents amortized cost basis.
(b)Includes the following modification categories: interest rate reduction, combination of interest rate reduction/payment delay, combination of interest rate reduction/term extension, and other.

Subsequently defaulted loans during the three and nine months ended September 30, 2023 were $36 million and $84 million, respectively.

The PNC Financial Services Group, Inc. – Form 10-Q 65

Allowance for Credit Losses

We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses in the portfolios as of the balance sheet date. See Note 1 Accounting Policies in our 2023 Form 10-K for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:

Table 50: Rollforward of Allowance for Credit Losses

	Three months ended September 30						Nine months ended September 30
	2024			2023			2024			2023
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,243	$1,393	$4,636	$3,142	$1,595	$4,737	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741
Adoption of ASU 2022-02 (a)											(35)	(35)
Beginning balance, adjusted	3,243	1,393	4,636	3,142	1,595	4,737	3,259	1,532	4,791	3,114	1,592	4,706
Charge-offs	(200)	(176)	(376)	(72)	(161)	(233)	(546)	(535)	(1,081)	(327)	(481)	(808)
Recoveries	28	62	90	49	63	112	103	187	290	110	188	298
Net (charge-offs)	(172)	(114)	(286)	(23)	(98)	(121)	(443)	(348)	(791)	(217)	(293)	(510)
Provision for credit losses	151	84	235	105	48	153	408	178	586	325	246	571
Other	4		4	(2)		(2)	2	1	3
Ending balance	$3,226	$1,363	$4,589	$3,222	$1,545	$4,767	$3,226	$1,363	$4,589	$3,222	$1,545	$4,767
Allowance for unfunded lending related commitments (b)
Beginning balance	$581	$136	$717	$555	$108	$663	$545	$118	$663	$613	$81	$694
Provision for (recapture of) credit losses	(2)	9	7	(22)	(1)	(23)	34	27	61	(80)	26	(54)
Other	1		1				1		1
Ending balance	$580	$145	$725	$533	$107	$640	$580	$145	$725	$533	$107	$640
Allowance for credit losses at September 30 (c)	$3,806	$1,508	$5,314	$3,755	$1,652	$5,407	$3,806	$1,508	$5,314	$3,755	$1,652	$5,407
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
(c)Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $111 million and $131 million at September 30, 2024 and 2023, respectively.
The ACL related to loans totaled $5.3 billion at September 30, 2024 and $5.5 billion at December 31, 2023. The reserve change was driven by improved macroeconomic factors as well as portfolio activity.

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

66    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides our loan sale and servicing activities:
Table 51: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Three months ended September 30, 2024
Sales of loans and related securitization activity (b)	$884	$937
Repurchases of previously transferred loans (c)	$30
Servicing fees (d)	$138	$53
Servicing advances recovered/(funded), net	$9	$(20)
Cash flows on mortgage-backed securities held (e)	$969	$32
Cash Flows - Three months ended September 30, 2023
Sales of loans and related securitization activity (b)	$873	$398
Repurchases of previously transferred loans (c)	$16	$(9)
Servicing fees (d)	$129	$51
Servicing advances recovered/(funded), net	$5	$(22)
Cash flows on mortgage-backed securities held (e)	$710	$19
Cash Flows - Nine months ended September 30, 2024
Sales of loans and related securitization activity (b)	$2,112	$1,604
Repurchases of previously transferred loans (c)	$71	$9
Servicing fees (d)	$415	$152
Servicing advances recovered/(funded), net	$49	$(37)
Cash flows on mortgage-backed securities held (e)	$2,789	$133
Cash Flows - Nine months ended September 30, 2023
Sales of loans and related securitization activity (b)	$2,044	$2,554
Repurchases of previously transferred loans (c)	$67
Servicing fees (d)	$384	$146
Servicing advances recovered/(funded), net	$44	$(86)
Cash flows on mortgage-backed securities held (e)	$2,008	$49
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
(e)Represents cash flows on securities where we transferred to and/or service loans for a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $19.0 billion, $20.4 billion and $20.5 billion in residential mortgage-backed securities at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The carrying values of commercial mortgage-backed securities were $0.7 billion at each September 30, 2024, December 31, 2023 and September 30, 2023.

The PNC Financial Services Group, Inc. – Form 10-Q 67

Table 52 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at September 30, 2024 and December 31, 2023.
Table 52: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
September 30, 2024
Total principal balance	$37,861	$53,473
Delinquent loans (b)	$271	$91
December 31, 2023
Total principal balance	$39,016	$57,492
Delinquent loans (b)	$329	$89
Three months ended September 30, 2024
Net charge-offs (c)		$30
Three months ended September 30, 2023
Net charge-offs (c)		$14
Nine months ended September 30, 2024
Net charge-offs (c)	$1	$91
Nine months ended September 30, 2023
Net charge-offs (c)	$2	$18
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
Table 53: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
September 30, 2024
Mortgage-backed securitizations (b)	$20,002	$20,004	(c)
Tax credit investments and other	5,157	5,104	(d) (e)	$2,181	(f) (g)
Total	$25,159	$25,108		$2,181
December 31, 2023
Mortgage-backed securitizations (b)	$21,451	$21,453	(c)
Tax credit investments and other	4,709	4,631	(d) (e)	$2,119	(f) (g)
Total	$26,160	$26,084		$2,119
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.4 billion of LIHTCs and $0.2 billion of NMTCs at September 30, 2024, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $3.0 billion and $0.2 billion, respectively.
68    The PNC Financial Services Group, Inc. – Form 10-Q

(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $1.8 billion of LIHTCs and less than $0.1 billion of NMTCs at September 30, 2024, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $1.6 billion and $0.2 billion, respectively.

We make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the Community Reinvestment Act. Within Income taxes, during the nine months ended September 30, 2024, we recognized $0.4 billion of amortization, $0.4 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs. During the nine months ended September 30, 2023, we recognized $0.3 billion of amortization, $0.3 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Goodwill

See Note 5 Goodwill and Mortgage Servicing Rights in our 2023 Form 10-K for more information regarding our goodwill.

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.5 billion at September 30, 2024 and $3.7 billion at December 31, 2023, and consisted of loan servicing contracts for commercial and residential mortgages which are measured at fair value.

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

Changes in the commercial and residential MSRs follow:

Table 54: Mortgage Servicing Rights

	Commercial MSRs		Residential MSRs
In millions	2024	2023	2024	2023
January 1	$1,032	$1,113	$2,654	$2,310
Additions:
From loans sold with servicing retained	23	38	18	17
Purchases	43	27	30	438
Changes in fair value due to:
Time and payoffs (a)	(241)	(247)	(191)	(176)
Other (b)	118	238	17	248
September 30	$975	$1,169	$2,528	$2,837
Related unpaid principal balance of loans serviced at September 30	$288,696	$282,123	$199,571	$212,521
Servicing advances at September 30	$598	$507	$123	$121
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.

The PNC Financial Services Group, Inc. – Form 10-Q 69

Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of September 30, 2024 and December 31, 2023 are shown in Tables 55 and 56. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

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

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 55: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2024	December 31, 2023
Fair value	$975	$1,032
Weighted-average life (years)	3.8	3.9
Weighted-average constant prepayment rate	4.41%	5.51%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$15	$17
Effective discount rate	10.69%	9.64%
Decline in fair value from 10% adverse change	$30	$31
Decline in fair value from 20% adverse change	$61	$61

Table 56: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	September 30, 2024		December 31, 2023
Fair value	$2,528		$2,654
Weighted-average life (years)	7.8		8.1
Weighted-average constant prepayment rate	7.21%		6.42%
Decline in fair value from 10% adverse change	$61		$60
Decline in fair value from 20% adverse change	$119		$117
Weighted-average option adjusted spread	755	bps	765	bps
Decline in fair value from 10% adverse change	$78		$83
Decline in fair value from 20% adverse change	$151		$161

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees were $0.2 billion and $0.1 billion for the three months ended September 30, 2024 and 2023, and $0.6 billion and $0.5 billion for the nine months ended September 30, 2024 and 2023, respectively. We also generate servicing fees from activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

NOTE 6 LEASES
PNC’s lessor arrangements primarily consist of direct financing, sales-type and operating leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. For more information on lease accounting, see Note 1 Accounting Policies and Note 6 Leases in our 2023 Form 10-K.

70    The PNC Financial Services Group, Inc. – Form 10-Q

Table 57: Lessor Income

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Sales-type and direct financing leases (a)	$92	$76	$264	$219
Operating leases (b)	7	9	18	40
Lease income	$99	$85	$282	$259
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services on the Consolidated Income Statement.

NOTE 7 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at September 30, 2024 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 58: Borrowed Funds

In millions
Less than 1 year	$25,195
1 to 2 years	12,274
2 to 3 years	4,040
3 to 4 years	5,367
4 to 5 years	4,983
Over 5 years	16,210
Total	$68,069

The following table presents the contractual rates and maturity dates of our FHLB borrowings, senior debt and subordinated debt as of September 30, 2024, and the carrying values as of September 30, 2024 and December 31, 2023.
Table 59: FHLB Borrowings, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	September 30, 2024	September 30, 2024	September 30, 2024	December 31, 2023
Parent Company
Senior debt	1.15% - 6.88%	2024 - 2035	$28,394	$22,221
Subordinated debt	4.63%	2033	814	1,544
Junior subordinated debt	5.85%	2028	206	206
Total Parent Company			29,414	23,971
Bank
Federal Home Loan Bank borrowings (a)	5.07% - 5.43%	2024 - 2026	28,000	38,000
Senior debt	2.95% - 5.99%	2024 - 2043	4,098	4,615
Subordinated debt	2.70% - 5.90%	2025 - 2029	3,176	3,125
Total Bank			35,274	45,740
Total			$64,688	$69,711
(a)FHLB borrowings are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 59, the carrying values for parent company senior and subordinated debt include basis adjustments of $124 million and $(32) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(74) million and $(101) million, respectively, related to fair value accounting hedges as of September 30, 2024.
Certain borrowings are reported at fair value. Refer to Note 11 Fair Value for more information on those borrowings.
For further information regarding junior subordinated debentures, refer to Note 9 Borrowed Funds in our 2023 Form 10-K.

The PNC Financial Services Group, Inc. – Form 10-Q 71

NOTE 8 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of September 30, 2024 and December 31, 2023, respectively.
Table 60: Commitments to Extend Credit and Other Commitments

In millions	September 30, 2024	December 31, 2023
Commitments to extend credit
Commercial	$205,924	$203,080
Home equity	24,161	23,970
Credit card	36,003	33,978
Other	7,576	7,363
Total commitments to extend credit	273,664	268,391
Net outstanding standby letters of credit (a)	10,826	10,913
Standby bond purchase agreements (b)	1,055	1,078
Other commitments (c)	4,831	4,386
Total commitments to extend credit and other commitments	$290,376	$284,768
(a)Net outstanding standby letters of credit include $3.5 billion and $3.9 billion at September 30, 2024 and December 31, 2023, respectively, which support remarketing programs.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.2 billion and $2.1 billion related to investments in qualified affordable housing projects at September 30, 2024 and December 31, 2023, respectively.

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

Net Outstanding Standby Letters of Credit

We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at September 30, 2024, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.

If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on September 30, 2024 had terms ranging from less than one year to six years.

As of September 30, 2024, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers is secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at September 30, 2024 and is included in Other liabilities on our Consolidated Balance Sheet.

72    The PNC Financial Services Group, Inc. – Form 10-Q

NOTE 9 TOTAL EQUITY AND OTHER COMPREHENSIVE INCOME

Activity in total equity for the three and nine months ended September 30, 2024 and 2023 is as follows:
Table 61: Rollforward of Total Equity

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interests	Total Equity
Three months ended
Balance at June 30, 2023 (a)	398	$2,715	$7,237	$12,697	$55,346	$(9,525)	$(19,150)	$26	$49,346
Net income					1,554			16	1,570
Other comprehensive loss, net of tax						(736)			(736)
Cash dividends declared - Common					(624)				(624)
Cash dividends declared - Preferred					(104)				(104)
Preferred stock discount accretion			2		(2)
Treasury stock activity				3			9		12
Other				32				(15)	17
Balance at September 30, 2023 (a)	398	$2,715	$7,239	$12,732	$56,170	$(10,261)	$(19,141)	$27	$49,481
Balance at June 30, 2024 (a)	398	$2,716	$6,245	$12,853	$57,652	$(7,446)	$(19,378)	$39	$52,681
Net income					1,490			15	1,505
Other comprehensive income, net of tax						2,356			2,356
Cash dividends declared - Common					(646)				(646)
Cash dividends declared - Preferred					(82)				(82)
Preferred stock discount accretion			2		(2)
Treasury stock activity	(1)			7			(121)		(114)
Other				43				(14)	29
Balance at September 30, 2024 (a)	397	$2,716	$6,247	$12,903	$58,412	$(5,090)	$(19,499)	$40	$55,729
Nine months ended
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoption (b)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					4,714			50	4,764
Other comprehensive loss, net of tax						(89)			(89)
Cash dividends declared - Common					(1,837)				(1,837)
Cash dividends declared - Preferred					(299)				(299)
Preferred stock discount accretion			6		(6)
Preferred stock issuance (c)			1,487						1,487
Common stock activity		1		16					17
Treasury stock activity	(3)			76			(425)		(349)
Other				10				(61)	(51)
Balance at September 30, 2023 (a)	398	$2,715	$7,239	$12,732	$56,170	$(10,261)	$(19,141)	$27	$49,481
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income					4,279			47	4,326
Other comprehensive income, net of tax						2,622			2,622
Cash dividends declared - Common					(1,893)				(1,893)
Cash dividends declared - Preferred					(258)				(258)
Preferred stock discount accretion			6		(6)
Common stock activity				16					16
Treasury stock activity	(1)			84			(290)		(206)
Other				24				(43)	(19)
Balance at September 30, 2024 (a)	397	$2,716	$6,247	$12,903	$58,412	$(5,090)	$(19,499)	$40	$55,729
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

The PNC Financial Services Group, Inc. – Form 10-Q 73

Details of other comprehensive income (loss) are as follows:

Table 62: Other Comprehensive Income (Loss)

	Three months ended September 30						Nine months ended September 30
	2024			2023			2024			2023
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$1,397	$(336)	$1,061	$(1,171)	$280	$(891)	$786	$(189)	$597	$(993)	$238	$(755)
Less: Net realized (losses) reclassified to earnings (a)	(224)	53	(171)	(239)	57	(182)	(1,131)	271	(860)	(689)	163	(526)
Net change	1,621	(389)	1,232	(932)	223	(709)	1,917	(460)	1,457	(304)	75	(229)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	1,162	(279)	883	(461)	122	(339)	461	(111)	350	(953)	238	(715)
Less: Net realized (losses) reclassified to earnings (a)	(313)	75	(238)	(426)	112	(314)	(1,072)	257	(815)	(1,129)	278	(851)
Net change	1,475	(354)	1,121	(35)	10	(25)	1,533	(368)	1,165	176	(40)	136
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)				1	(1)		(1)		(1)	(3)		(3)
Net change				1	(1)		(1)		(1)	(3)		(3)
Other
Net unrealized gains (losses) on other transactions	(1)	4	3	1	(3)	(2)	(3)	4	1	8	(1)	7
Net change	(1)	4	3	1	(3)	(2)	(3)	4	1	8	(1)	7
Total other comprehensive income (loss)	$3,095	$(739)	$2,356	$(965)	$229	$(736)	$3,446	$(824)	$2,622	$(123)	$34	$(89)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period service costs (credits), which are recorded in Noninterest expense on the Consolidated Income Statement.

Table 63: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Total
Three months ended
Balance at June 30, 2023	$(6,684)	$(2,544)	$(254)	$(43)	$(9,525)
Net activity	(709)	(25)		(2)	(736)
Balance at September 30, 2023 (a)	$(7,393)	$(2,569)	$(254)	$(45)	$(10,261)
Balance at June 30, 2024	$(5,605)	$(1,669)	$(126)	$(46)	$(7,446)
Net activity	1,232	1,121		3	2,356
Balance at September 30, 2024 (a)	$(4,373)	$(548)	$(126)	$(43)	$(5,090)
Nine months ended
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	(229)	136	(3)	7	(89)
Balance at September 30, 2023 (a)	$(7,393)	$(2,569)	$(254)	$(45)	$(10,261)
Balance at December 31, 2023	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	1,457	1,165	(1)	1	2,622
Balance at September 30, 2024 (a)	$(4,373)	$(548)	$(126)	$(43)	$(5,090)
(a)AOCI included pretax losses of $280 million and $297 million from derivatives that hedged the purchase of investment securities classified as held to maturity at September 30, 2024 and September 30, 2023, respectively.
74    The PNC Financial Services Group, Inc. – Form 10-Q

The following table provides the dividends per share for PNC’s common and preferred stock:

Table 64: Dividends Per Share (a)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Common Stock	$1.60	$1.55	$4.70	$4.55
Preferred Stock
Series B	$0.45	$0.45	$1.35	$1.35
Series O		$2,294		$6,468
Series R	$2,209	$2,181	$6,612	$4,606
Series S			$2,500	$2,500
Series T	$850	$850	$2,550	$2,550
Series U	$1,500	$1,500	$4,500	$4,500
Series V	$1,550	$1,550	$4,650	$4,650
Series W	$1,563	$1,563	$4,688	$3,785
(a)     Dividends are payable quarterly, other than Series S preferred stock, which is payable semiannually.
On October 3, 2024, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on November 5, 2024 to shareholders of record at the close of business October 16, 2024.

The PNC Financial Services Group, Inc. – Form 10-Q 75

NOTE 10 EARNINGS PER SHARE

Table 65: Basic and Diluted Earnings Per Common Share

	Three months ended September 30		Nine months ended September 30
In millions, except per share data	2024	2023	2024	2023
Basic
Net income	$1,505	$1,570	$4,326	$4,764
Less:
Net income attributable to noncontrolling interests	15	16	47	50
Preferred stock dividends	82	104	258	299
Preferred stock discount accretion and redemptions	2	2	6	6
Net income attributable to common shareholders	1,406	1,448	4,015	4,409
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	10	8	24	23
Net income attributable to basic common shareholders	$1,396	$1,440	$3,991	$4,386
Basic weighted-average common shares outstanding	399	400	400	401
Basic earnings per common share (a)	$3.50	$3.60	$9.99	$10.95
Diluted
Net income attributable to diluted common shareholders	$1,396	$1,440	$3,991	$4,386
Basic weighted-average common shares outstanding	399	400	400	401
Dilutive potential common shares	1
Diluted weighted-average common shares outstanding	400	400	400	401
Diluted earnings per common share (a)	$3.49	$3.60	$9.98	$10.94
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

Table 66: Fair Value Measurements – Recurring Basis Summary

	September 30, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$588	$70	$658		$371	$103	$474
Commercial mortgage loans held for sale		73	4	77		227	11	238
Securities available for sale
U.S. Treasury and government agencies	$21,584	1,055		22,639	$6,292	659		6,951
Residential mortgage-backed
Agency		29,661		29,661		27,880		27,880
Non-agency			628	628			696	696
Commercial mortgage-backed
Agency		1,892		1,892		1,546		1,546
Non-agency		631	103	734		766	103	869
Asset-backed		2,193	96	2,289		1,014	102	1,116
Other		2,441	54	2,495		2,672	55	2,727
Total securities available for sale	21,584	37,873	881	60,338	6,292	34,537	956	41,785
Loans		489	684	1,173		512	726	1,238
Equity investments (a)	976		2,063	3,242	574		1,952	2,717
Residential mortgage servicing rights			2,528	2,528			2,654	2,654
Commercial mortgage servicing rights			975	975			1,032	1,032
Trading securities (b)	1,000	1,967		2,967	377	2,422		2,799
Financial derivatives (b) (c)	21	3,275	12	3,308	29	3,394	6	3,429
Other assets	453	114	8	575	403	85	8	496
Total assets (d)	$24,034	$44,379	$7,225	$75,841	$7,675	$41,548	$7,448	$56,862
Liabilities
Other borrowed funds	$1,383	$162	$8	$1,553	$724	$84	$9	$817
Financial derivatives (c) (e)	6	4,340	281	4,627	11	5,736	152	5,899
Other liabilities			176	176			237	237
Total liabilities (f)	$1,389	$4,502	$465	$6,356	$735	$5,820	$398	$6,953
(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at September 30, 2024 and December 31, 2023 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 12 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 13% and 10% at September 30, 2024 and December 31, 2023, respectively. Level 3 assets as a percentage of total assets at fair value was 10% and 13% at September 30, 2024 and December 31, 2023, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both September 30, 2024 and December 31, 2023.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both September 30, 2024 and December 31, 2023. Level 3 liabilities as a percentage of total liabilities at fair value was 7% and 6% at September 30, 2024 and December 31, 2023, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both September 30, 2024 and December 31, 2023.
The PNC Financial Services Group, Inc. – Form 10-Q 77

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2024 and 2023 are as follows:

Table 67: Reconciliation of Level 3 Assets and Liabilities
Three Months Ended September 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2024	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2024
Assets
Residential mortgage loans held for sale	$95	$1			$2	$(26)		$(2)	$1	$(1)	(d)	$70	$2
Commercial mortgage loans held for sale	4	1						(1)				4
Securities available for sale
Residential mortgage- backed non-agency	624	4		$21				(21)				628
Commercial mortgage- backed non-agency	103											103
Asset-backed	96	1		3				(4)				96
Other	54	(1)			1							54
Total securities available for sale	877	4		24	1			(25)				881
Loans	701	4			4			(21)		(4)	(d)	684	5
Equity investments	2,030	27			85	(79)						2,063	16
Residential mortgage servicing rights	2,657	(71)			1		$6	(65)				2,528	(71)
Commercial mortgage servicing rights	1,082	(54)			19		12	(84)				975	(54)
Financial derivatives	12	8			2			(10)				12	12
Other assets	8											8
Total assets	$7,466	$(80)		$24	$114	$(105)	$18	$(208)	$1	$(5)		$7,225	$(90)
Liabilities
Other borrowed funds	$9						$2	$(3)				$8
Financial derivatives	183	$128				$2		(32)				281	$129
Other liabilities	194	10					1	(29)				176	3
Total liabilities	$386	$138				$2	$3	$(64)				$465	$132
Net gains (losses)		$(218)	(e)										$(222)	(f)

78    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Three Months Ended September 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value June 30, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2023
Assets
Residential mortgage loans held for sale	$191	$(3)			$3	$(89)		$(2)	$1	$(4)	(d)	$97	$(4)
Commercial mortgage loans held for sale	25											25
Securities available for sale
Residential mortgage- backed non-agency	768	5		$(20)				(40)				713
Commercial mortgage-backed non-agency	3								92			95
Asset-backed	117			(3)				(11)				103
Other	54	(1)		1	3			(1)				56
Total securities available for sale	942	4		(22)	3			(52)	92			967
Loans	745	5			19			(27)	2	(6)	(d)	738	5
Equity investments	1,623	(9)			212	(97)						1,729	(16)
Residential mortgage servicing rights	2,349	215			329		$7	(63)				2,837	215
Commercial mortgage servicing rights	1,106	130			10		6	(83)				1,169	130
Financial derivatives	6	6						(6)				6	7
Other assets					1				4			5
Total assets	$6,987	$348		$(22)	$577	$(186)	$13	$(233)	$99	$(10)		$7,573	$337
Liabilities
Other borrowed funds	$5						$3	$(1)				$7
Financial derivatives	140	$50				$2		(84)				108	$51
Other liabilities	239	6					329	(324)				250
Total liabilities	$384	$56				$2	$332	$(409)				$365	$51
Net gains (losses)		$292	(e)										$286	(f)

The PNC Financial Services Group, Inc. – Form 10-Q 79

(Continued from previous page)

Nine Months Ended September 30, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2024
Assets
Residential mortgage loans held for sale	$103				$16	$(37)		$(6)	$4	$(10)	(d)	$70
Commercial mortgage loans held for sale	11	$1						(8)				4
Securities available for sale
Residential mortgage- backed non-agency	696	10		$10				(88)				628
Commercial mortgage- backed non-agency	103											103
Asset-backed	102	1		2				(9)				96
Other	55	(3)		1	4			(3)				54	$(2)
Total securities available for sale	956	8		13	4			(100)				881	(2)
Loans	726	12			16	(2)		(59)		(9)	(d)	684	12
Equity investments	1,952	53			221	(163)						2,063	35
Residential mortgage servicing rights	2,654	17			30		$18	(191)				2,528	17
Commercial mortgage servicing rights	1,032	118			43		23	(241)				975	118
Financial derivatives	6	26			4			(24)				12	30
Other assets	8											8
Total assets	$7,448	$235		$13	$334	$(202)	$41	$(629)	$4	$(19)		$7,225	$210
Liabilities
Other borrowed funds	$9						$9	$(10)				$8
Financial derivatives	152	$246				$4		(121)				281	$252
Other liabilities	237	(4)					29	(86)				176	11
Total liabilities	$398	$242				$4	$38	$(217)				$465	$263
Net gains (losses)		$(7)	(e)										$(53)	(f)

80    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

Nine Months Ended September 30, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Sept. 30, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Sept. 30, 2023
Assets
Residential mortgage loans held for sale	$243	$(3)			$12	$(131)		$(9)	$4	$(19)	(d)	$97	$(3)
Commercial mortgage loans held for sale	33							(8)				25
Securities available for sale
Residential mortgage- backed non-agency	819	13		$(16)				(103)				713
Commercial mortgage- backed non-agency	3								92			95
Asset-backed	124	1		(3)				(19)				103
Other	55	(1)		(3)	6			(4)	3			56
Total securities available for sale	1,001	13		(22)	6			(126)	95			967
Loans	769	11			39	(1)		(77)	17	(20)	(d)	738	11
Equity investments	1,778	136			444	(495)				(134)	(g)	1,729	103
Residential mortgage servicing rights	2,310	248			438		$17	(176)				2,837	248
Commercial mortgage servicing rights	1,113	238			27		38	(247)				1,169	238
Financial derivatives	5	13			3			(15)				6	16
Other assets					1				4			5
Total assets	$7,252	$656		$(22)	$970	$(627)	$55	$(658)	$120	$(173)		$7,573	$613
Liabilities
Other borrowed funds	$4						$9	$(6)				$7
Financial derivatives	123	$168				$5		(188)				108	$173
Other liabilities	294	61					436	(541)				250	41
Total liabilities	$421	$229				$5	$445	$(735)				$365	$214
Net gains (losses)		$427	(e)										$399	(f)
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
The PNC Financial Services Group, Inc. – Form 10-Q 81

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities follows:

Table 68: Fair Value Measurements – Recurring Quantitative Information

September 30, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (b)	570bps - 1,085bps (980bps)
Residential mortgage-backed non-agency securities	628	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 77.4% (43.2%)
			Spread over the benchmark curve (b)	247bps weighted-average
Asset-backed securities	96	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (3.8%)
			Constant default rate	0.0% - 7.0% (1.5%)
			Loss severity	35.0% - 100.0% (46.8%)
			Spread over the benchmark curve (b)	193bps weighted-average
Loans - Residential real estate - Uninsured	518	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (57.2%)
			Loss severity	0.0% - 100.0% (5.1%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	70	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	6.8% weighted-average
Loans - Home equity - First-lien	16	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (56.9%)
			Loss severity	0.0% - 100.0% (12.3%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity	80	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (41.0%)
Equity investments	2,063	Multiple of adjusted earnings	Multiple of earnings	5.5x - 27.0x (10.3x)
Residential mortgage servicing rights	2,528	Discounted cash flow	Constant prepayment rate	0.0% - 51.6% (7.2%)
			Spread over the benchmark curve (b)	221bps - 1,732bps (755bps)
Commercial mortgage servicing rights	975	Discounted cash flow	Constant prepayment rate	4.3% - 9.1% (4.4%)
			Discount rate	9.0% - 10.9% (10.7%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(276)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.54 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	58
Total Level 3 assets, net of liabilities (e)	$6,760

82    The PNC Financial Services Group, Inc. – Form 10-Q

(Continued from previous page)

December 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 3,610bps (1,647bps)
Residential mortgage-backed non-agency securities	696	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (2.7%)
			Loss severity	10.0% - 69.0% (41.2%)
			Spread over the benchmark curve (b)	285bps weighted-average
Asset-backed securities	102	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (5.1%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	20.0% - 100.0% (49.5%)
			Spread over the benchmark curve (b)	248bps weighted-average
Loans - Residential real estate - Uninsured	546	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.1%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.8% weighted-average
Loans - Home equity - First-lien	18	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.9%)
			Loss severity	0.0% - 100.0% (14.4%)
			Discount rate	5.5% - 7.5% (6.2%)
Loans - Home equity	87	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (43.8%)
Equity investments	1,952	Multiple of adjusted earnings	Multiple of earnings	4.5x - 26.7x (10.1x)
Residential mortgage servicing rights	2,654	Discounted cash flow	Constant prepayment rate	0.0% - 33.6% (6.4%)
			Spread over the benchmark curve (b)	337bps - 1,668bps (765bps)
Commercial mortgage servicing rights	1,032	Discounted cash flow	Constant prepayment rate	5.3% - 9.7% (5.5%)
			Discount rate	7.6% - 10.0% (9.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(145)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	22
Total Level 3 assets, net of liabilities (e)	$7,050
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
(e)Consisted of total Level 3 assets of $7.2 billion and total Level 3 liabilities of $0.5 billion as of September 30, 2024 and $7.4 billion and $0.4 billion as of December 31, 2023, respectively.

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

The PNC Financial Services Group, Inc. – Form 10-Q 83

Assets measured at fair value on a nonrecurring basis follow:

Table 69: Fair Value Measurements – Nonrecurring (a) (b) (c)

	Fair Value		Gains (Losses) Three months ended		Gains (Losses) Nine months ended
In millions	September 30 2024	December 31 2023	September 30 2024	September 30 2023	September 30 2024	September 30 2023
Assets
Nonaccrual loans	$795	$578	$(180)	$(84)	$(333)	$(260)
Equity investments	47	203	1	(15)	(1)	(19)
OREO and foreclosed assets	7	12		(1)	(1)	(1)
Long-lived assets	9	9	(1)	(3)	(7)	(17)
Total assets	$858	$802	$(180)	$(103)	$(342)	$(297)
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

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:

Table 70: Fair Value Option – Fair Value and Principal Balances

	September 30, 2024			December 31, 2023
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$623	$613	$10	$432	$429	$3
Accruing loans 90 days or more past due	6	6		6	6
Nonaccrual loans	29	35	(6)	36	43	(7)
Total	$658	$654	$4	$474	$478	$(4)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$77	$77		$238	$228	$10
Loans
Accruing loans less than 90 days past due	$505	$518	$(13)	$507	$520	$(13)
Accruing loans 90 days or more past due	118	129	(11)	146	156	(10)
Nonaccrual loans	550	735	(185)	585	793	(208)
Total	$1,173	$1,382	$(209)	$1,238	$1,469	$(231)
Other assets	$113	$104	$9	$85	$69	$16
Liabilities
Other borrowed funds	$29	$30	$(1)	$39	$40	$(1)
Other liabilities	$98		$98	$124		$124
(a)There were no accruing loans 90 days or more past due within this category at September 30, 2024 or December 31, 2023.
(b)There were no nonaccrual loans within this category at September 30, 2024 or December 31, 2023.
84    The PNC Financial Services Group, Inc. – Form 10-Q

The changes in fair value for items for which we elected the fair value option are as follows:

Table 71: Fair Value Option – Changes in Fair Value (a)

	Gains (Losses)		Gains (Losses)
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
In millions	2024	2023	2024	2023
Assets
Residential mortgage loans held for sale	$18	$(3)	$32	$14
Commercial mortgage loans held for sale	$3	$6	$12	$29
Loans	$6	$8	$18	$17
Other assets	$17		$20	$(12)
Liabilities
Other liabilities	$(3)		$(12)	$(41)
(a)The impact on earnings of offsetting hedged items or hedging instruments is not reflected in these amounts.

Additional Fair Value Information Related to Financial Instruments Not Recorded at Fair Value
The following table presents the carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of all other financial instruments that are not recorded on our Consolidated Balance Sheet at fair value as of September 30, 2024 and December 31, 2023. For more information regarding the methods and assumptions used to estimate the fair values of financial instruments included in Table 72, see Note 14 Fair Value in our 2023 Form 10-K.

Table 72: Additional Fair Value Information Related to Other Financial Instruments

	Carrying	Fair Value
In millions	Amount	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets
Cash and due from banks	$6,162	$6,162	$6,162
Interest-earning deposits with banks (a)	35,024	35,024	34,572	$452
Securities held to maturity	83,850	81,398	28,682	52,560	$156
Net loans (excludes leases)	308,893	304,957			304,957
Other assets	6,219	6,219		6,210	9
Total assets	$440,148	$433,760	$69,416	$59,222	$305,122
Liabilities
Time deposits	$37,394	$37,500		$37,500
Borrowed funds	66,438	67,371		66,388	$983
Unfunded lending related commitments	725	725			725
Other liabilities	1,332	1,332		1,332
Total liabilities	$105,889	$106,928		$105,220	$1,708
December 31, 2023
Assets
Cash and due from banks	$6,921	$6,921	$6,921
Interest-earning deposits with banks (a)	43,804	43,804	43,313	$491
Securities held to maturity	90,790	86,948	30,943	55,850	$155
Net loans (excludes leases)	308,936	299,645			299,645
Other assets	5,872	5,872		5,872
Total assets	$456,323	$443,190	$81,177	$62,213	$299,800
Liabilities
Time deposits	$31,569	$31,602		$31,602
Borrowed funds	71,816	72,369		71,194	$1,175
Unfunded lending related commitments	663	663			663
Other liabilities	1,091	1,091		1,091
Total liabilities	$105,139	$105,725		$103,887	$1,838
(a)In the second quarter of 2024, we reclassified balances held at the Federal Reserve Bank from Level 2 to Level 1 to align with our updated cash and cash equivalents policy. For additional details, see Note 1 Accounting Policies.

The PNC Financial Services Group, Inc. – Form 10-Q 85

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

For more information regarding derivatives, see Note 1 Accounting Policies and Note 15 Financial Derivatives in our 2023 Form 10-K.

86    The PNC Financial Services Group, Inc. – Form 10-Q

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:
Table 73: Total Gross Derivatives (a)

	September 30, 2024			December 31, 2023
In millions	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional / Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts:
Fair value hedges (d)	$54,084			$32,079
Cash flow hedges (d)	48,847			33,302
Cash flow hedges - other (e)	25,000	$349	$88	25,000	$327	$137
Foreign exchange contracts:
Net investment hedges	1,212	1	62	1,174		2
Total derivatives designated for hedging	$129,143	$350	$150	$91,555	$327	$139
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$49,343			$43,450
Futures (g)	9,863			10,370
Mortgage-backed commitments	4,879	$67	$60	3,093	$66	$67
Other	11,058	39	10	15,544	46	22
Total interest rate contracts	75,143	106	70	72,457	112	89
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	409,026	1,769	3,094	401,607	1,723	4,228
Futures (g)	133			73
Mortgage-backed commitments	6,543	8	9	2,592	9	25
Other	30,920	118	100	28,489	186	169
Total interest rate contracts	446,622	1,895	3,203	432,761	1,918	4,422
Commodity contracts:
Swaps	6,308	383	360	6,714	577	569
Other	9,353	239	238	4,797	188	188
Total commodity contracts	15,661	622	598	11,511	765	757
Foreign exchange contracts and other	38,372	315	257	32,885	295	239
Total derivatives for customer-related activities	500,655	2,832	4,058	477,157	2,978	5,418
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,568	20	349	14,882	12	253
Total derivatives not designated for hedging	$587,366	$2,958	$4,477	$564,496	$3,102	$5,760
Total gross derivatives	$716,509	$3,308	$4,627	$656,051	$3,429	$5,899
Less: Impact of legally enforceable master netting agreements		1,431	1,431		1,406	1,406
Less: Cash collateral received/paid		761	836		1,126	955
Total derivatives		$1,116	$2,360		$897	$3,538
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

The PNC Financial Services Group, Inc. – Form 10-Q 87

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

In the 12 months that follow September 30, 2024, we expect to reclassify net derivative losses of $0.5 billion pretax, or $0.4 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2024. As of September 30, 2024, the maximum length of time over which forecasted transactions are hedged is ten years.

88    The PNC Financial Services Group, Inc. – Form 10-Q

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 74: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
For the three months ended September 30, 2024
Total amounts in the Consolidated Income Statement	$4,954	$1,097	$1,182	$69
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$529	$(1,089)
Derivatives		$(521)	$1,079
Amounts related to interest settlements on derivatives		$46	$(195)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(304)	$(9)
Other amounts related to interest settlements on derivatives	$5
For the three months ended September 30, 2023
Total amounts in the Consolidated Income Statement	$4,643	$892	$993	$94
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(156)	$416
Derivatives		$158	$(421)
Amounts related to interest settlements on derivatives		$8	$(167)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(418)	$(8)
Other amounts related to interest settlements on derivatives	$32
For the nine months ended September 30, 2024
Total amounts on the Consolidated Income Statement	$14,615	$2,981	$3,523	$536
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$637	$(654)
Derivatives		$(632)	$632
Amounts related to interest settlements on derivatives		$85	$(560)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,020)	$(24)		$(28)
Other amounts related to interest settlements on derivatives	$47
For the nine months ended September 30, 2023
Total amounts on the Consolidated Income Statement	$13,424	$2,660	$2,679	$481
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(157)	$551
Derivatives		$163	$(569)
Amounts related to interest settlements on derivatives		$20	$(427)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,108)	$(21)
Other amounts related to interest settlements on derivatives	$87
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

The PNC Financial Services Group, Inc. – Form 10-Q 89

Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 75: Hedged Items - Fair Value Hedges

	September 30, 2024		December 31, 2023
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available for sale (b)	$19,063	$513	$2,076	$(122)
Borrowed funds	$35,469	$(83)	$30,503	$(737)
(a)Includes less than $(0.1) billion of fair value hedge adjustments primarily related to discontinued borrowed funds hedge relationships at both September 30, 2024 and December 31, 2023.
(b)Carrying value shown represents amortized cost.

Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $(68) million for the three months ended September 30, 2024 compared to $44 million for the three months ended September 30, 2023 and $(59) million for the nine months ended September 30, 2024 compared to $(2) million for the same period in 2023.

Derivatives Not Designated As Hedging Instruments

For additional information on derivatives not designated as hedging instruments under GAAP, see Note 15 Financial Derivatives in our 2023 Form 10-K.

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 76: Gains (Losses) on Derivatives Not Designated for Hedging

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$203	$(224)	$35	$(301)
Derivatives used for customer-related activities:
Interest rate contracts	(21)	11	(58)	46
Foreign exchange contracts and other	77	31	152	145
Gains from customer-related activities (b)	56	42	94	191
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	(301)	129	(269)	(85)
Total gains (losses) from derivatives not designated as hedging instruments	$(42)	$(53)	$(140)	$(195)
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

Table 77 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at September 30, 2024 and December 31, 2023. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master
90    The PNC Financial Services Group, Inc. – Form 10-Q

netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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

Table 77: Derivative Assets and Liabilities Offsetting

In millions		Amounts Offset on the Consolidated Balance Sheet				Securities Collateral Held/Pledged Under Master Netting Agreements
	Gross Fair Value	Fair Value Offset Amount	Cash Collateral	Net Fair Value			Net Amounts
September 30, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$11			$11			$11
Over-the-counter	2,339	$944	$599	796		$1	795
Commodity contracts	622	370	137	115		1	114
Foreign exchange and other contracts	336	117	25	194			194
Total derivative assets	$3,308	$1,431	$761	$1,116	(a)	$2	$1,114
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$16			$16			$16
Over-the-counter	3,345	$871	$785	1,689		$40	1,649
Commodity contracts	598	345	8	245			245
Foreign exchange and other contracts	668	215	43	410			410
Total derivative liabilities	$4,627	$1,431	$836	$2,360	(b)	$40	$2,320
December 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	2,338	$976	$767	595		$61	534
Commodity contracts	765	316	283	166		5	161
Foreign exchange and other contracts	307	114	76	117			117
Total derivative assets	$3,429	$1,406	$1,126	$897	(a)	$66	$831
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$36			$36			$36
Over-the-counter	4,612	$885	$942	2,785		$58	2,727
Commodity contracts	757	332		425			425
Foreign exchange and other contracts	494	189	13	292			292
Total derivative liabilities	$5,899	$1,406	$955	$3,538	(b)	$58	$3,480
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

At September 30, 2024, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.4 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to
The PNC Financial Services Group, Inc. – Form 10-Q 91

meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.1 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
Credit-Risk Contingent Features

Certain derivative agreements contain various credit-risk-related contingent provisions, such as those that require our debt to maintain a specified credit rating from one or more of the major credit rating agencies. If our debt ratings were to fall below such specified ratings, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The following table presents the aggregate fair value of derivative instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2024 and December 31, 2023.

Table 78: Credit-Risk Contingent Features

In billions	September 30, 2024	December 31, 2023
Net derivative liabilities with credit-risk contingent features	$3.1	$4.2
Less: Collateral posted	0.9	1.0
Maximum additional amount of collateral exposure	$2.2	$3.2
NOTE 13 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in Note 20 Legal Proceedings in our 2023 Form 10-K and in Note 13 Legal Proceedings in our first and second quarter 2024 Form 10-Qs (such prior disclosure referred to as “Prior Disclosure”)). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of September 30, 2024, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
92    The PNC Financial Services Group, Inc. – Form 10-Q

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

The remaining corporate operations are reflected in Other:

Other includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain
The PNC Financial Services Group, Inc. – Form 10-Q 93

runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. Other earnings declined in both the quarterly and year-to-date comparisons. Amounts for the third quarter of 2024 were driven by the residual impacts from FTP due to the interest rate environment. Other earnings for the first nine months of 2024 also included the loss related to the repositioning of the investment securities portfolio, along with expenses related to the increase in the FDIC's expected losses and a PNC Foundation contribution

Basis of Presentation

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

Our FTP framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from FTP operations is retained within Other. This residual gain or loss is reviewed by management quarterly, in accordance with the interagency guidance of the FDIC, Federal Reserve and OCC.

Segment Allocations
Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments.

Certain costs are retained within Other. These costs are not allocated to our business segments because they (i) are transitory or highly irregular in nature, (ii) exist solely to support corporate activities unrelated to business segment operations, or (iii) reflect residual costs for an exited business. During the first nine months of 2024, Other noninterest expense for the Other category included expenses related to the increase in the FDIC’s expected losses, as well as a PNC Foundation contribution. These costs were not allocated to our business segments as the FDIC special assessment expense was irregular in nature, and the contribution expense supported corporate activities.

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio.

94    The PNC Financial Services Group, Inc. – Form 10-Q

Business Segment Results
Table 79: Results of Businesses

Three months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2024
Income Statement
Net interest income	$2,783	$1,588	$161	$(1,122)	$3,410
Noninterest income	701	1,030	242	49	2,022
Total revenue	3,484	2,618	403	(1,073)	5,432
Provision for (recapture of) credit losses	111	134	(2)		243
Depreciation and amortization	78	50	6	147	281
Other noninterest expense	1,764	900	264	118	3,046
Income (loss) before income taxes (benefit) and noncontrolling interests	1,531	1,534	135	(1,338)	1,862
Income taxes (benefit)	358	332	31	(364)	357
Net income (loss)	1,173	1,202	104	(974)	1,505
Less: Net income attributable to noncontrolling interests	9	5		1	15
Net income (loss) excluding noncontrolling interests	$1,164	$1,197	$104	$(975)	$1,490
Average Assets	$114,257	$227,277	$16,928	$211,051	$569,513
2023
Income Statement
Net interest income	$2,576	$1,390	$139	$(687)	$3,418
Noninterest income	784	835	223	(27)	1,815
Total revenue	3,360	2,225	362	(714)	5,233
Provision for (recapture of) credit losses	42	102	(4)	(11)	129
Depreciation and amortization	80	52	9	144	285
Other noninterest expense	1,796	843	262	59	2,960
Income (loss) before income taxes (benefit) and noncontrolling interests	1,442	1,228	95	(906)	1,859
Income taxes (benefit)	337	263	22	(333)	289
Net income (loss)	1,105	965	73	(573)	1,570
Less: Net income attributable to noncontrolling interests	11	5			16
Net income (loss) excluding noncontrolling interests	$1,094	$960	$73	$(573)	$1,554
Average Assets	$114,724	$230,082	$16,161	$193,996	$554,963

The PNC Financial Services Group, Inc. – Form 10-Q 95

(Continued from previous page)
Nine months ended September 30 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Other	Consolidated (a)
2024
Income Statement
Net interest income	$8,109	$4,639	$481	$(3,253)	$9,976
Noninterest income	2,874	2,860	707	(429)	6,012
Total revenue	10,983	7,499	1,188	(3,682)	15,988
Provision for (recapture of) credit losses	256	409	(5)	(27)	633
Depreciation and amortization	237	151	22	436	846
Other noninterest expense	5,283	2,632	774	483	9,172
Income (loss) before income taxes (benefit) and noncontrolling interests	5,207	4,307	397	(4,574)	5,337
Income taxes (benefit)	1,215	928	93	(1,225)	1,011
Net income (loss)	3,992	3,379	304	(3,349)	4,326
Less: Net income attributable to noncontrolling interests	28	15		4	47
Net income (loss) excluding noncontrolling interests	$3,964	$3,364	$304	$(3,353)	$4,279
Average Assets	$114,522	$228,518	$16,891	$205,215	$565,146
2023
Income Statement
Net interest income	$7,305	$4,122	$391	$(1,305)	$10,513
Noninterest income	2,229	2,542	681	164	5,616
Total revenue	9,534	6,664	1,072	(1,141)	16,129
Provision for (recapture of) credit losses	266	283	(5)	(34)	510
Depreciation and amortization	239	159	22	430	850
Other noninterest expense	5,468	2,596	809	215	9,088
Income (loss) before income taxes (benefit) and noncontrolling interests	3,561	3,626	246	(1,752)	5,681
Income taxes (benefit)	834	775	58	(750)	917
Net income (loss)	2,727	2,851	188	(1,002)	4,764
Less: Net income attributable to noncontrolling interests	32	15		3	50
Net income (loss) excluding noncontrolling interests	$2,695	$2,836	$188	$(1,005)	$4,714
Average Assets	$114,975	$232,914	$15,578	$194,107	$557,574
(a)There were no material intersegment revenues for the three and nine months ended September 30, 2024 and 2023.
96    The PNC Financial Services Group, Inc. – Form 10-Q

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
Table 80: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$238			$217
Brokerage fees	$145			$129		2
Total asset management and brokerage	145		238	129		219
Card and cash management
Treasury management fees	10	$372		10	$351
Debit card fees	177			175
Net credit card fees (a)	46			54
Merchant services	40	18		42	20
Other	23			24
Total card and cash management	296	390		305	371
Lending and deposit services
Deposit account fees	166			170
Other	19	7		18	8
Total lending and deposit services	185	7		188	8
Residential and commercial mortgage (b)		32			32
Capital markets and advisory		261			124
Other		16			22
Total in-scope noninterest income	626	706	238	622	557	219
Out-of-scope noninterest income (c)	75	324	4	162	278	4
Noninterest income by business segment	$701	$1,030	$242	$784	$835	$223
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$1,570			$1,398
Out-of-scope business segment noninterest income (c)			403			444
Noninterest income from Other (d)			49			(27)
Noninterest income as shown on the Consolidated Income Statement			$2,022			$1,815

The PNC Financial Services Group, Inc. – Form 10-Q 97

(Continued from previous page)	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Retail Banking	Corporate & Institutional Banking	Asset Management Group
Asset management and brokerage
Asset management fees			$694			$663
Brokerage fees	$417			$383		6
Total asset management and brokerage	417		694	383		669
Card and cash management
Treasury management fees	31	$1,100		31	$1,024
Debit card fees	520			518
Net credit card fees (a)	149			173
Merchant services	118	56		126	58
Other	67			73
Total card and cash management	885	1,156		921	1,082
Lending and deposit services
Deposit account fees	479			476
Other	54	24		54	24
Total lending and deposit services	533	24		530	24
Residential and commercial mortgage (b)		90			114
Capital markets and advisory		644			410
Other		44			44
Total in-scope noninterest income	1,835	1,958	694	1,834	1,674	669
Out-of-scope noninterest income (c)	1,039	902	13	395	868	12
Noninterest income by business segment	$2,874	$2,860	$707	$2,229	$2,542	$681
Reconciliation to consolidated noninterest income
Total in-scope business segment noninterest income			$4,487			$4,177
Out-of-scope business segment noninterest income (c)			1,954			1,275
Noninterest income from Other (d)			(429)			164
Noninterest income as shown on the Consolidated Income Statement			$6,012			$5,616
(a)Net credit card fees consist of interchange fees of $167 million and $169 million and credit card reward costs totaled $121 million and $115 million for the three months ended September 30, 2024 and 2023, respectively. Net credit card fees consist of interchange fees of $496 million and $502 million and credit card reward costs of $347 million and $329 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
(d)Includes residual activities from corporate operations. For additional information see Note 14 Segment Reporting.

NOTE 16 SUBSEQUENT EVENTS

On October 21, 2024, the parent company issued $1.5 billion of senior fixed-to-floating rate notes with a maturity date of October 21, 2032 (the “2032 Senior Notes”). Interest is payable on the 2032 Senior Notes semi-annually in arrears at a fixed rate of 4.812% per annum, on April 21 and October 21 of each year, beginning on April 21, 2025. Beginning on October 21, 2031, interest is payable on the 2032 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.259%, on January 21, 2032, April 21, 2032, July 21, 2032 and at the maturity date.
On October 22, 2024, PNC announced the redemption on November 4, 2024 of all of the outstanding senior floating rate bank notes due December 2, 2024 issued by PNC Bank, National Association in the amount of $200 million. The securities had an original scheduled maturity date of December 2, 2024. The redemption price will be equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.
On October 28, 2024, PNC redeemed all outstanding senior fixed-to-floating rate notes due October 28, 2025 issued by PNC in the amount of $1.0 billion. The securities had an original scheduled maturity date of October 28, 2025. The redemption price was equal to $1,000 per $1,000 in principal amount, plus any accrued and unpaid distributions to the redemption date.
On October 30, 2024, PNC announced the redemption on December 2, 2024 of $500 million of depositary shares representing interests in PNC’s fixed-to-floating rate non-cumulative perpetual preferred stock, Series R. Each depositary share represents a 1/100th interest in a share of the Series R preferred stock. The depositary shares will be redeemed at a redemption price of $1,000 per depositary share. Such redemption price does not include the regular quarterly dividend on the depositary shares that was separately
98    The PNC Financial Services Group, Inc. – Form 10-Q

declared and will be paid separately on December 2, 2024 to holders of record on the record date for such dividend payment in the customary manner. All 500,000 depositary shares outstanding will be redeemed.
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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,535	$701	3.06%	$31,347	$632	2.69%
Non-agency	553	42	10.18%	659	47	9.42%
Commercial mortgage-backed	2,652	61	3.05%	2,976	66	2.95%
Asset-backed	1,861	83	5.92%	597	29	6.44%
U.S. Treasury and government agencies	13,634	460	4.44%	8,434	139	2.17%
Other	2,655	53	2.66%	3,062	58	2.53%
Total securities available for sale	51,890	1,400	3.58%	47,075	971	2.75%
Securities held to maturity
Residential mortgage-backed	42,187	884	2.79%	44,914	919	2.73%
Commercial mortgage-backed	2,161	87	5.39%	2,398	95	5.28%
Asset-backed	5,026	173	4.58%	6,732	209	4.14%
U.S. Treasury and government agencies	35,472	350	1.32%	36,902	370	1.34%
Other	2,958	103	4.64%	3,329	114	4.61%
Total securities held to maturity	87,804	1,597	2.43%	94,275	1,707	2.41%
Total investment securities	139,694	2,997	2.85%	141,350	2,678	2.52%
Loans
Commercial and industrial	177,136	8,396	6.23%	179,342	7,666	5.64%
Commercial real estate	35,498	1,803	6.67%	36,026	1,728	6.33%
Equipment lease financing	6,495	263	5.40%	6,419	217	4.51%
Consumer	53,659	2,929	7.29%	54,944	2,712	6.60%
Residential real estate	47,253	1,309	3.69%	46,435	1,194	3.43%
Total loans	320,041	14,700	6.06%	323,166	13,517	5.54%
Interest-earning deposits with banks	44,896	1,842	5.47%	34,629	1,312	5.05%
Other interest-earning assets	8,731	452	6.89%	8,933	410	6.12%
Total interest-earning assets/interest income	513,362	19,991	5.15%	508,078	17,917	4.68%
Noninterest-earning assets	51,784			49,496
Total assets	$565,146			$557,574
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$69,361	1,808	3.48%	$64,579	1,334	2.76%
Demand	121,356	2,065	2.27%	124,070	1,739	1.87%
Savings	96,960	1,336	1.84%	102,475	964	1.26%
Time deposits	35,182	1,182	4.47%	22,931	577	3.34%
Total interest-bearing deposits	322,859	6,391	2.64%	314,055	4,614	1.96%
Borrowed funds
Federal Home Loan Bank borrowings	35,142	1,511	5.65%	33,313	1,318	5.22%
Senior debt	30,139	1,512	6.59%	21,370	947	5.85%
Subordinated debt	4,658	234	6.68%	5,745	264	6.12%
Other	6,435	266	5.44%	4,964	150	3.98%
Total borrowed funds	76,374	3,523	6.07%	65,392	2,679	5.41%
Total interest-bearing liabilities/interest expense	399,233	9,914	3.28%	379,447	7,293	2.54%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	96,986			114,063
Accrued expenses and other liabilities	16,983			15,567
Equity	51,944			48,497
Total liabilities and equity	$565,146			$557,574
Interest rate spread			1.87%			2.14%
Impact of noninterest-bearing sources			0.73			0.64
Net interest income/margin		$10,077	2.60%		$10,624	2.78%
(Continued on the following page)

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
Assets
Interest-earning assets:
Investment securities
Securities available for sale
Residential mortgage-backed
Agency	$30,962	$257	3.32%	$31,020	$211	2.73%
Non-agency	529	14	10.64%	627	17	10.42%
Commercial mortgage-backed	2,635	21	3.08%	2,880	25	3.41%
Asset-backed	2,177	32	5.85%	989	16	6.30%
U.S. Treasury and government agencies	17,311	239	5.40%	7,996	47	2.28%
Other	2,575	17	2.70%	2,931	18	2.58%
Total securities available for sale	56,189	580	4.09%	46,443	334	2.87%
Securities held to maturity
Residential mortgage-backed	41,698	294	2.82%	44,112	301	2.72%
Commercial mortgage-backed	2,057	27	5.33%	2,346	33	5.55%
Asset-backed	4,422	51	4.62%	6,463	71	4.36%
U.S. Treasury and government agencies	35,093	116	1.33%	37,043	125	1.34%
Other	2,855	35	4.72%	3,256	34	4.57%
Total securities held to maturity	86,125	523	2.43%	93,220	564	2.42%
Total investment securities	142,314	1,103	3.08%	139,663	898	2.57%
Loans
Commercial and industrial	177,019	2,839	6.28%	175,206	2,625	5.86%
Commercial real estate	35,451	606	6.68%	36,032	607	6.59%
Equipment lease financing	6,528	92	5.65%	6,441	76	4.72%
Consumer	53,543	1,005	7.47%	54,744	950	6.89%
Residential real estate	47,061	439	3.73%	47,081	415	3.52%
Total loans	319,602	4,981	6.13%	319,504	4,673	5.75%
Interest-earning deposits with banks	45,319	619	5.48%	38,352	522	5.44%
Other interest-earning assets	8,909	152	6.78%	8,777	146	6.66%
Total interest-earning assets/interest income	516,144	6,855	5.25%	506,296	6,239	4.87%
Noninterest-earning assets	53,369			48,667
Total assets	$569,513			$554,963
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$72,578	656	3.59%	$64,310	502	3.10%
Demand	119,914	696	2.31%	123,730	670	2.15%
Savings	95,939	450	1.86%	100,643	379	1.49%
Time deposits	37,880	428	4.47%	25,872	241	3.67%
Total interest-bearing deposits	326,311	2,230	2.72%	314,555	1,792	2.26%
Borrowed funds
Federal Home Loan Bank borrowings	31,785	457	5.63%	34,109	483	5.55%
Senior debt	32,204	546	6.64%	23,479	370	6.17%
Subordinated debt	4,330	74	6.77%	5,293	87	6.52%
Other	7,764	105	5.28%	4,584	53	4.49%
Total borrowed funds	76,083	1,182	6.09%	67,465	993	5.77%
Total interest-bearing liabilities/interest expense	402,394	3,412	3.34%	382,020	2,785	2.86%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	95,811			107,981
Accrued expenses and other liabilities	17,395			15,629
Equity	53,913			49,333
Total liabilities and equity	$569,513			$554,963
Interest rate spread			1.91%			2.01%
Impact of noninterest-bearing sources			0.73			0.70
Net interest income/margin		$3,443	2.64%		$3,454	2.71%
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
(b)Loan fees for the three months ended September 30, 2024 and September 30, 2023 were $48 million and $47 million, respectively. Loan fees for the nine months ended September 30, 2024 and September 30, 2023 were $139 million and $137 million, respectively.
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
The PNC Financial Services Group, Inc. – Form 10-Q 101

RECONCILIATION OF TAXABLE-EQUIVALENT NET INTEREST INCOME (non-GAAP) (a)

	Nine months ended		Three months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income (GAAP)	$9,976	$10,513	$3,410	$3,418
Taxable-equivalent adjustments	101	111	33	36
Net interest income (non-GAAP)	$10,077	$10,624	$3,443	$3,454
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

GLOSSARY

DEFINED TERMS
For a glossary of terms commonly used in our filings, please see the glossary of terms included in our 2023 Form 10-K.

ACRONYMS

ACL	Allowance for credit losses	LCR	Liquidity Coverage Ratio
ALCO	PNC’s Asset and Liability Committee	LGD	Loss given default
ALLL	Allowance for loan and lease losses	LIHTC	Low income housing tax credit
AOCI	Accumulated other comprehensive income	LLC	Limited liability company
ASC	Accounting Standards Codification	LTV	Loan-to-value ratio
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BHC	Bank holding company	MSR	Mortgage servicing right
bps	Basis points	NII	Net Interest Income
CCAR	Comprehensive Capital Analysis and Review	NMTC	New market tax credit
CECL	Current expected credit losses	NSFR	Net Stable Funding Ratio
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity	OREO	Other real estate owned
FDIC	Federal Deposit Insurance Corporation	OTC	Over-the-counter
FDM	Financial Difficulty Modification	PCD	Purchased credit deteriorated
FHLB	Federal Home Loan Bank	PD	Probability of default
FHLMC	Federal Home Loan Mortgage Corporation	RAC	PNC’s Reserve Adequacy Committee
FICO	Fair Isaac Corporation (credit score)	ROAP	Removal of account provisions
FNMA	Federal National Mortgage Association	SCB	Stress capital buffer
FOMC	Federal Open Market Committee	SEC	Securities and Exchange Commission
FTP	Funds Transfer Pricing	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States of America	SPE	Special purpose entity
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
GSIB	Globally Systemic Important Bank	U.S.	United States of America
GNMA	Government National Mortgage Association	VaR	Value-at-risk
ISDA	International Swaps and Derivatives Association	VIE	Variable interest entity
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the information set forth in Note 13 Legal Proceedings, which is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There are no material changes from any of the risk factors previously disclosed in our 2023 Form 10-K in response to Part I, Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
102    The PNC Financial Services Group, Inc. – Form 10-Q

Equity Security Repurchases
Details of our repurchases of PNC common stock during the third quarter of 2024 are included in the following table:

2024 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
July 1 – 31	197	$163.29	191	43,193
August 1 – 31	320	$172.84	309	42,884
September 1 – 30	222	$181.77	222	42,662
Total	739	$175.73	722
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
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 43% were still available for repurchase at September 30, 2024. Fourth quarter 2024 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.

ITEM 5. OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of PNC’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

The PNC Financial Services Group, Inc. – Form 10-Q 103

ITEM 6. EXHIBITS
The following exhibit index lists Exhibits filed or furnished with this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

10.33	Letter Agreement, dated as of July 24, 2024

22	Subsidiary Issuers of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
104    The PNC Financial Services Group, Inc. – Form 10-Q

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

The PNC Financial Services Group, Inc. – Form 10-Q 105

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
Stock Transfer Agent and Registrar
Computershare
150 Royall Steet, Suite 101
Canton, MA 02021
800-982-7652
Hearing impaired: 800-952-9245
www.computershare.com/pnc
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 1, 2024 on its behalf by the undersigned thereunto duly authorized.

/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

106    The PNC Financial Services Group, Inc. – Form 10-Q