Form 10-K
period 2024-12-31
PNC FINANCIAL SERVICES GROUP, INC.
filed 2025-02-21
CIK 713676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2024, determined using the per share closing price on that date on the New York Stock Exchange of $155.48, was approximately $61.6 billion. There is no non-voting common equity of the registrant outstanding.
Number of shares of registrant’s common stock outstanding at February 3, 2025: 395,749,583
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of The PNC Financial Services Group, Inc. to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2024 Form 10-K

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2024 Form 10-K (continued)
TABLE OF CONTENTS (Continued)

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2024 Form 10-K (continued)

MD&A TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2024 Form 10-K (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS TABLE REFERENCE

THE PNC FINANCIAL SERVICES GROUP, INC.
Cross-Reference Index to 2024 Form 10-K (continued)
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

See page 190 for a glossary of certain terms and acronyms used in this Report.

ITEM 1 – BUSINESS
Business Overview
Headquartered in Pittsburgh, Pennsylvania, we are one of the largest diversified financial institutions in the U.S. We have businesses engaged in retail banking, including residential mortgage, corporate and institutional banking and asset management, providing many of our products and services nationally. Our retail branch network is located coast-to-coast. We also have strategic international offices in four countries outside the U.S. At December 31, 2024, our consolidated total assets, total deposits and total shareholders’ equity were $560.0 billion, $426.7 billion and $54.4 billion, respectively.

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

Subsidiaries

Our corporate legal structure at December 31, 2024 consisted of one domestic subsidiary bank, including its subsidiaries, and 53 active non-bank subsidiaries, in addition to various affordable housing investments and historic rehabilitation investments. Our bank subsidiary is PNC Bank, a national bank chartered in Wilmington, Delaware. For additional information on certain of our subsidiaries, see Exhibit 21 to this Report.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  1

as Risk Factors in Item 1A of this Report discussing the impact of the regulatory environment on us and the financial services industry.

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

Among the areas that have been receiving a high level of regulatory focus are compliance with the BSA/AML laws, capital and liquidity management (including contingency, recovery, and resolution planning), the structure and effectiveness of enterprise risk management frameworks, the protection of confidential customer information, cybersecurity, the oversight of arrangements with third-party vendors and suppliers, providing fair access to financial services to customers and potential customers, and compliance with fair lending and other consumer protection laws and regulations, including those governing retail sales practices, fee disclosures, unfair, deceptive or abusive acts or practices, collection practices and protections for military service members.

New legislation, changes in rules promulgated by federal financial regulators, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of our businesses. Given the new presidential administration, we anticipate new legislative and regulatory initiatives over the next several years, focused specifically on banking and other financial services in which we are engaged. These initiatives may include, for example, the rescission or re-proposal of regulations, policies, and guidance issued under the prior administration, and could also affect the agencies’ approach to ongoing federal court litigation involving regulations issued under the prior administration. Whether and how these developments may impact the rules and policies applicable to us remains unclear at this point. The more detailed description of the significant regulations to which we are subject included in this Report is based on current laws and regulations and is subject to potentially material change. For additional information on the impact of the regulatory environment on us and the financial services industry, see Item 1A Risk Factors in this Report.

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
2    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The federal banking agencies currently tailor the application of their capital, liquidity and enhanced prudential requirements for banking organizations to the asset size and risk profile (as measured by certain regulatory metrics) of the banking organization. The agencies’ capital and liquidity rules classify all BHCs with $100 billion or more in total assets into one of four categories (Category I, Category II, Category III and Category IV), with the most stringent capital and liquidity requirements applying to Category I firms and the least restrictive requirements applying to Category IV firms. The classification of any bank subsidiary of a BHC generally follows that of its parent BHC. PNC and PNC Bank currently are Category III firms because PNC (i) has more than $250 billion, but less than $700 billion, in consolidated total assets, (ii) is not designated as a GSIB, and (iii) has less than $75 billion in cross-jurisdictional activity. Under current rules, if any of these items were no longer the case, PNC and PNC Bank would become a Category I or II institution, and subject to more stringent capital and liquidity standards. As of December 31, 2024, PNC had cross-jurisdictional activities for these purposes of $24.0 billion. Some of the benefits of tailored application of capital, liquidity, and enhanced prudential requirements under current rules may be reversed if the agencies adopt, as proposed, certain rules issued in 2023 for comment as described further below.

The regulatory capital rules generally divide regulatory capital into three components: CET1 capital, additional Tier 1 capital (which, together with CET1 capital, comprises Tier 1 capital) and Tier 2 capital. CET1 capital is generally common stock, retained earnings, and qualifying minority interests less required deductions. As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available-for-sale securities and pension and other post-retirement plans from CET1 capital. Additional Tier 1 capital generally includes, among other things, perpetual preferred stock and qualifying minority interests, less required deductions. Tier 2 capital generally comprises qualifying subordinated debt and, subject to certain quantitative limits, ACL, less any required deductions from Tier 2 capital. The regulatory capital rules limit the extent to which minority interests in consolidated subsidiaries may be included in regulatory capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Under the current regulatory capital rules, PNC and PNC Bank must deduct investments in unconsolidated financial institutions, MSRs and deferred tax assets (in each case, net of associated deferred tax liabilities) from CET1 capital to the extent such categories individually exceed 25% of the institution’s adjusted CET1 capital. As of December 31, 2024, PNC and PNC Bank’s investments in unconsolidated financial institutions, MSRs and deferred tax assets did not exceed this threshold.

The agencies’ capital rules permit banking organizations that were subject to CECL during 2020 to delay CECL’s estimated impact on CET1 capital. PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital. See Note 1 Accounting Policies for more detail on CECL and the ACL.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  3

We refer to the capital ratios calculated using the definition of capital under the agencies’ Basel III capital rules and, for the risk-based ratios, standardized risk-weighted assets, as our Basel III regulatory capital ratios.

The risk-based capital rules establish certain minimum standards for the capital ratios of banking organizations, including PNC and PNC Bank. Banking organizations must maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%, in each case in relation to risk-weighted assets, to be considered “adequately capitalized.” BHCs subject to the Federal Reserve’s CCAR process, such as PNC, are subject to a CET1 SCB. The SCB is calculated based on the difference between a firm’s starting and minimum CET1 ratio (as projected by the Federal Reserve) in the supervisory severely adverse scenario during the CCAR process, plus four quarters of the organization’s planned common stock dividends (expressed as a percentage of risk-weighted assets), subject to a floor of 2.5%. Based on PNC’s performance under the Federal Reserve’s supervisory stress tests as part of CCAR 2024, PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%. While PNC Bank is not subject to a SCB, PNC Bank is required to maintain a capital conservation buffer in the form of CET1 equal to a fixed 2.5% of risk-weighted assets.

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

The regulatory capital rules also require that banking organizations maintain a minimum amount of Tier 1 capital as compared to average consolidated assets, referred to as the leverage ratio, and require Category III banking organizations to maintain a minimum amount of Tier 1 capital as compared to total leverage exposure, referred to as the supplementary leverage ratio. Total leverage exposure takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure under derivative contracts. Banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of 4.0%, and Category III banking organizations must maintain a minimum supplementary leverage ratio of 3.0%. As of December 31, 2024, the leverage and supplementary leverage ratios of PNC and PNC Bank were above the required minimum level.

PNC and PNC Bank are not currently subject to the additional CET1 capital surcharge, minimum long-term debt requirement, minimum total loss-absorbing capacity or enhanced supplementary leverage ratio requirements that apply to U.S. GSIBs. However, it is possible that the agencies may apply one or more of these requirements in the future to additional BHCs or insured depository institutions like PNC and PNC Bank. In August 2023, the federal banking agencies proposed rules that would require Category II, III, and IV bank holding companies and banks to issue and maintain minimum amounts of long-term debt that satisfy certain requirements. Additionally, Category II, III, and IV bank holding companies would be subject to “clean holding company” requirements, which would prohibit such companies from entering into certain financial arrangements and cap certain liabilities. PNC, as a Category III holding company, and PNC Bank would be subject to the proposed rules and would have a three-year phase-in period after any final rule to achieve compliance with the long-term debt requirements. If the long-term debt rules were finalized in their current form, we would expect to achieve compliance through normal course funding.

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
4    The PNC Financial Services Group, Inc. – 2024 Form 10-K

and (iii) for the definitions of “adequately capitalized” and “undercapitalized,” the institution’s supplementary leverage ratio (if applicable). Generally, the smaller an institution’s capital base in relation to its risk-weighted or total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be affected by an institution’s capital classification. For example, PNC and PNC Bank must remain “well capitalized” for PNC to continue to take advantage of financial holding company status as described below.

At December 31, 2024, PNC and PNC Bank exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital adequacy requirements, including the levels of capital required to be considered “well capitalized,” see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report and Note 19 Regulatory Matters.

The federal banking agencies issued a proposed rule in July 2023 to implement the final components of the Basel III framework. The rule generally would align the regulatory capital elements and required deductions for Category III banking organizations, such as PNC and PNC Bank, with those currently applicable to Category I and II banking organizations and apply a new expanded risk-based approach for calculating risk-weighted assets (the “expanded risk-based approach”). Among other impacts, PNC and PNC Bank would be required to recognize most elements of AOCI in regulatory capital and deduct from CET1 capital, among other items, MSRs, deferred tax assets, and investments in unconsolidated financial institutions that individually exceed 10% of CET1 capital or in the aggregate with other threshold items that exceed 15% of CET1 capital. The new expanded risk-based approach to calculating risk-weighted assets would apply more granular and standardized risk-weighting methodologies for credit, operational, market, equity and credit valuation adjustment risks. PNC and PNC Bank would be required to calculate their risk-based capital ratios under the existing standardized approach and the expanded risk-based approach and would be subject to the lower of the two resulting ratios for their risk-based capital minimum and buffer requirements, including the SCB. The proposal included a proposed effective date for the final rule of July 1, 2025, with certain provisions having a three-year phase-in period, including the recognition of AOCI elements in regulatory capital and the increase in risk-weighted assets due to the expanded risk-based approach. Based on our December 31, 2024 balance sheet, PNC and PNC Bank expect to remain above the current minimum capital and buffer requirements if the proposal were finalized in its current form. In light of the change in the presidential administration, it is unclear whether the banking agencies will pursue the proposal or issue a revised proposal for comment. In any event, any rule is unlikely to be finalized and become effective by July 1, 2025.

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

In connection with the 2025 CCAR exercise, we must file our capital plan and stress testing results using financial data as of December 31, 2024, with the Federal Reserve by April 7, 2025. In June 2025, we expect to receive PNC’s preliminary SCB for the four-quarter period beginning October 1, 2025. The Federal Reserve must provide firms their final SCB for this period by August 31, 2025, which would reflect any changes made to the firm’s planned common stock dividends to remain in compliance with the firm’s SCB.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  5

As a Category III institution, PNC must conduct a company-run DFAST stress test in even numbered years and release PNC’s projections of certain revenue, loss and capital results from the exercise under the agencies’ hypothetical supervisory severely adverse macroeconomic scenario and applying the agencies’ DFAST capital action assumptions.

As part of the DFAST and annual CCAR processes, the Federal Reserve releases certain revenue, loss and capital results for each participating firm from its supervisory stress testing exercises. In December 2024, the Federal Reserve announced that it will soon seek public comment on significant changes to improve the transparency of its bank stress tests and reduce the volatility of resulting capital buffer requirements, and several trade associations filed suit in federal district court to obtain changes to various CCAR and stress testing processes. It is unclear what, if any, changes to the CCAR and stress testing process may result from this expected rulemaking and ongoing litigation.

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

As Category III institutions with less than $75 billion in weighted short-term wholesale funding, PNC and PNC Bank are subject to reduced LCR and NSFR requirements, with each company’s LCR net cash outflows and NSFR required stable funding (as calculated under the rules) reduced by 15%, thereby reducing the amount of high-quality liquid assets or available stable funding each institution must hold to meet the LCR and NSFR minimum requirements, respectively. As of December 31, 2024, PNC had weighted short-term wholesale funding for these purposes of $43.7 billion.

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

For additional discussion of regulatory liquidity requirements, refer to the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.

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
6    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Enhanced Prudential Requirements. Under Federal Reserve rules, PNC and other BHCs with total consolidated assets of $100 billion or more are subject to various enhanced prudential standards related to liquidity risk management and overall risk management. For PNC, these rules, among other things, establish liquidity stress testing requirements (discussed above), limitations on PNC’s aggregate net credit exposures to any single, unaffiliated company (referred to as SCCL), and certain oversight and governance responsibilities for PNC’s Chief Risk Officer, the Board of Directors and the Risk Committee of the Board of Directors. Under the Federal Reserve’s SCCL rules, PNC’s aggregate net credit exposure (including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities and derivative transactions) to any unaffiliated counterparty may not exceed 25% of PNC’s Tier 1 capital.

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

In addition, a financial holding company generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new activity, if any of its insured depository institutions receives a CRA rating of less than “Satisfactory.” A national bank’s financial subsidiary generally may not engage in a new financial activity authorized by the GLB Act, or acquire a company engaged in such a new financial activity, if the national bank or any of its insured depository institution affiliates received a CRA rating of less than “Satisfactory.” The CRA and its implementing regulations require the agencies to assess a bank’s record of meeting the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods. At December 31, 2024, PNC Bank had a rating of “Outstanding” with respect to the CRA. On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. In March 2024, before the final rule became effective, a federal court enjoined the federal banking agencies from enforcing the rule in its entirety, extending the effective date (originally set as April 1, 2024) and implementation dates by a day for each day that the injunction remains in place. If the final rule becomes effective, we expect the rule will increase PNC Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  7

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

Moreover, less than satisfactory examination ratings, lower capital or liquidity ratios than peer group institutions, or regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or BHC to engage in new activities, grow, acquire new businesses, make capital distributions or continue to conduct existing activities. Furthermore, the OCC has established certain heightened risk management and governance standards for large national banks, including PNC Bank. The guidelines, among other things, establish minimum standards for the design and implementation of a risk governance framework, describe the appropriate risk management roles and responsibilities of front line units, independent risk management, internal audit, and the board of directors, and provide that a covered bank should have a comprehensive written statement that articulates its risk appetite and serves as a basis for the framework. If the OCC determines that a covered national bank is not in compliance with these or other enforceable guidelines (including guidelines relating to information security standards), the OCC may require the bank to submit a corrective action plan and may initiate enforcement action against the bank if an acceptable plan is not submitted or the bank fails to comply with an approved plan.

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

The Federal Reserve Act and Federal Reserve regulations also place quantitative limitations and conditions on extensions of credit by a bank to its executive officers, directors, or principal shareholders and their related interests (including any company controlled by such persons). Generally, extensions of credit by a bank to such individuals, companies and related interests must comply with certain individual and aggregate lending limits, as well as procedural and qualitative requirements. As a result of the amount of PNC common stock held by its advised mutual funds and other accounts, the Vanguard Group is considered a principal shareholder of PNC Bank for purposes of these regulations. The federal banking agencies have issued an interagency statement addressing the application of these insider lending restrictions to the other portfolio companies owned or controlled by the advised funds and accounts of a fund complex that could be considered a principal shareholder of a bank. The statement, which is currently in force until December 31, 2025, explains that the federal banking agencies will continue to exercise discretion to not take enforcement action against either a fund complex that is a principal shareholder of a bank, or a bank for which a fund complex is a principal shareholder, with respect to extensions of credit by the bank to the related interests of such fund complex that otherwise would violate the insider lending restrictions, subject to certain conditions.

The Federal Reserve is required to establish standards under a statutory provision known as the “Durbin Amendment” for assessing whether the amount of any interchange fee received by a debit card issuer such as PNC Bank is reasonable and proportional to the cost incurred by the issuer, subject to certain adjustments. The Federal Reserve implemented these standards through Regulation II, which limits the interchange fee an issuer may charge based on three components. On October 25, 2023, the Federal Reserve proposed revisions to the three components of the interchange fee cap. We expect the proposed rule, if finalized in its current form, would reduce PNC Bank’s interchange fee revenue.

The Federal Reserve and the OCC have provided guidance regarding incentive and other elements of compensation provided to executives and other employees at banking organizations they regulate, both as general industry-wide guidance and guidance specific
8    The PNC Financial Services Group, Inc. – 2024 Form 10-K

to select larger companies, including PNC. This guidance is intended to ensure that the incentive compensation practices of covered banking organizations do not encourage excessive risk-taking. Dodd-Frank requires the Federal Reserve, the OCC, the FDIC, the SEC and two other regulatory agencies to adopt regulations governing incentive compensation provided by regulated financial services companies to their executives and other employees. These agencies jointly proposed regulations in 2011 and again in 2016 to implement these requirements. Final regulations have not been adopted.

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

FDIC Insurance and Related Matters. Deposits held by PNC Bank are insured by the FDIC, subject to certain limits, and subject to deposit premium assessments. PNC Bank, as an insured depository institution with over $50 billion in assets and controlled by a BHC with over $500 billion in assets on a consolidated basis, is a “highly complex institution” under the FDIC’s methodology for determining premium assessments. Regulatory matters could increase the cost of FDIC deposit insurance premiums to an insured bank as FDIC deposit insurance premiums are “risk based.” Therefore, higher deposit premiums would be charged to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account, among other things, weaknesses that are found by the primary federal banking regulator through its examination and supervision of the bank and the bank’s holdings of assets or liabilities classified as higher risk by the FDIC, including brokered deposits. A negative evaluation by the FDIC or a bank’s primary federal banking regulator could increase the costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks in a lower risk category.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  9

estimated, the FDIC periodically adjusts the estimate, which could result in extending the special assessment for additional quarters, imposing a final special assessment on a one-time basis if actual losses exceed the amounts collected, or cease collection early if the FDIC has collected enough to recover actual losses. PNC incurred noninterest expenses related to the special assessment of $515 million on a pre-tax basis during the fourth quarter of 2023. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. The fourth quarter of 2024 included an $18 million pre-tax reduction of the FDIC special assessment.

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

Resolution and Recovery Planning. BHCs that have $100 billion or more in assets, such as PNC, are required under section 165(d) of the Dodd-Frank Act and its implementing regulations to periodically submit to the Federal Reserve and the FDIC a resolution plan (including a public summary) that includes, among other things, an analysis of how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. The Federal Reserve and the FDIC may jointly impose restrictions on a covered BHC, including additional capital requirements or limitations on growth, if the agencies jointly determine that the company’s plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code (or other applicable resolution framework), and additionally could require the company to divest assets or take other actions if the company did not submit an acceptable resolution plan within two years after any such restrictions were imposed. PNC generally must file a resolution plan with the Federal Reserve and FDIC at least once each three-year period, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the agencies. The agencies, however, have reserved the ability to alter the scheduled filing date for a covered company, request an interim update before a covered company’s next scheduled filing date and require a covered company to submit a full resolution plan in lieu of a scheduled targeted plan. PNC filed a targeted resolution plan in December 2021 and received feedback from the agencies in December 2022 that did not identify any shortcomings or deficiencies in PNC’s plan. In August 2024, the Federal Reserve and FDIC finalized new guidance for holding company resolution plans submitted by domestic triennial full filers, such as PNC, under the Dodd-Frank Act. The guidance bifurcates each area of requirements into separate sections for single point of entry and multiple point of entry resolution strategies, generally applying—to the extent relevant to each resolution strategy—the expectations from the 2019 resolution plan guidance applicable to U.S. GSIBs. Firms like PNC with a multiple point of entry resolution strategy will be required to incorporate more severe plan assumptions and include new required plan content, operational capabilities, and legal entity rationalization, among other requirements. PNC’s next 165(d) resolution plan is due October 1, 2025, per an extension provided by the Federal Reserve and FDIC in finalizing the new guidance.

The FDIC also requires large insured depository institutions, including PNC Bank, to periodically submit a resolution plan (including a public summary) to the FDIC that includes, among other things, an analysis of how the institution could be resolved under the FDI Act in a manner that protects depositors and limits losses or costs to creditors of the bank in accordance with the FDI Act. PNC Bank filed its last resolution plan in December 2022. Under a final rule issued by the FDIC in June 2024, most banks with $100 billion or more in assets, including PNC Bank, are required to submit full resolution plans on a three-year cycle, with interim informational supplements due in off-years. The FDIC may also engage in capabilities testing between full resolution plan submissions. The final rule significantly expands the required content elements and adds virtual data room and valuation capabilities as significant components of the resolution planning process. PNC Bank’s initial interim supplement is due on or before July 1, 2025, and PNC Bank’s next full resolution plan will be due on or before July 1, 2026.

PNC Bank also is subject to OCC guidelines that establish standards for recovery planning. These guidelines require a covered bank to develop and maintain a recovery plan that is evaluated and updated annually that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability should identified triggering events occur. The recovery plan guidelines are enforceable in the same manner as the other guidelines the OCC has established. In October 2024, the OCC finalized revisions to its recovery planning guidelines. The final guidelines incorporate an annual testing requirement into recovery plans and will require covered banks to consider both financial risks and non-financial risks—including operational and strategic risks—in their recovery plans. The guidance is effective as of January 1, 2025, except that covered banks, like PNC Bank, should be in compliance with the amended provisions addressing non-financial risk by January 1, 2026, and with the testing provisions by June 30, 2026.

CFPB Regulation and Supervision. The CFPB is authorized to examine PNC and PNC Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student and other consumer loans, and other consumer financial products and services that we offer. The consumer financial protection laws that are subject to the CFPB’s supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collections Practices Act, Equal Credit Opportunity Act and Fair Housing Act.
10    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by PNC or PNC Bank. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as PNC Bank, and personal financial data rights. In early February 2025, the Acting Director of the CFPB instructed CFPB staff to, among other things, cease supervision and examination activities, pause pending investigation and enforcement actions, and not approve or issue any proposed or final rules. At this time, it is unclear how long these instructions will stay in force, either fully or partially.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  11

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

PNC devotes substantial resources to managing and developing human capital. Our Board of Directors provides oversight of our human capital management strategies, programs and policies developed by our Chief Human Resources Officer and senior management team and is assisted by our Board’s Nominating and Governance and Human Resources Committees. Our Management Executive Committee assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters.

The Board of Directors also includes a Corporate Responsibility Committee, which assists the Board in its oversight of management’s corporate responsibility efforts which are led by the Chief Corporate Responsibility Officer. The Chief Corporate Responsibility Officer is a member of the Executive Committee, reporting directly to the Chief Executive Officer. The Board of Directors provides
12    The PNC Financial Services Group, Inc. – 2024 Form 10-K

formal oversight of PNC’s corporate responsibility strategy and regularly reviews policies, programs and strategies foundational to the work of the corporate responsibility department.

Additionally, our Corporate Diversity Council is co-chaired by our Chief Executive Officer and Chief Diversity Officer and includes senior leaders from across the organization. The council is responsible for overseeing strategic corporate initiatives that impact the creation and sustainment of an inclusive corporate culture and a talented workforce that is best positioned to serve our diverse customer base.

Employees totaled 55,184 at December 31, 2024. This total included 53,686 full-time and 1,498 part-time employees, of which 27,513 full-time and 1,451 part-time employees were employed in our Retail Banking business.

Part of PNC’s ability to compete effectively depends on our ability to attract new employees and retain and develop our existing employees. In support of our employees, our human capital strategies include:
•Advancing PNC’s talent-focused culture by developing strong leaders who exemplify our Leadership Standards, a set of standards designed to hold managers accountable for living our corporate values, enabling change, achieving results, fostering inclusion and developing the best talent and providing them with the tools and insights to effectively manage our people.
•Focusing on the development and retention of high performing talent with the relevant experiences, skills and perspectives to best support the diverse group of individuals, families and businesses that we serve across the country.
•Supporting all employees with opportunities for professional growth, career mobility and health and financial wellness.
•Fostering an accessible and inclusive workplace where all employees and customers can feel welcome, valued and respected.
•Supporting a strong ethical culture anchored in our corporate values and doing the right thing for our employees, customers, communities and shareholders.

In managing our employees, we focus on these key factors:
•Recruiting, developing and retaining talent. We believe recruiting, developing and retaining talent starts with our leaders, and we measure our managers against our Leadership Standards. Our talent priority is to invest in the development of our internal talent and to provide career advancement opportunities to our employees. We measure how many open requisitions we fill with internal candidates, participation in early career development programs and turnover. At our first-level and above career bands we fill approximately 60% of our open requisitions with internal candidates, which has a direct impact on our ability to retain and develop our people. In addition, we hire approximately 500 interns and 400 full-time development program associates each year from our 11 early career development programs that support each of our lines of business and support areas.
•Diversity and inclusion. We focus on attracting, developing and retaining a workforce that reflects and is equipped to meet the needs of our diverse customer base. In compliance with government requirements and, in some cases, based on employee self-disclosure, we gather information related to the composition of our workforce. The racial, ethnic and gender composition of our workforce, including within our executive, senior leader and other managerial roles, is reflected in our EEO-1 reports, which are posted on our website.
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

Climate Change Strategy

We recognize that environmental issues, such as climate change, could pose financial, legal and reputational risk to PNC. We strive to manage our physical footprint in a sustainable manner, incorporating climate-related risk considerations into our ERM framework, maintaining portfolio management capabilities to implement purpose-driven strategies at clients’ requests, and helping clients finance their own sustainability goals. These tenets have been incorporated into our Climate Action Strategy that was formalized at the start of 2022 to enable us to support our clients by financing their transition to a low-carbon economy.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  13

Our governance of climate issues seeks to ensure an appropriate balancing of environmental considerations with other organizational priorities as we pursue our purpose of helping all of our stakeholders move forward financially. The Board of Directors has ultimate oversight of PNC’s strategy, including the risks and opportunities flowing from the environmental, social and governance issues material to PNC’s business. The full Board oversees such matters directly, informed by each committees’ oversight of the corporate responsibility matters within its purview, as set forth in its charter. Given the highly integrated nature of environmental concerns, including significant climate change issues, the full Board oversees these matters as informed by insights from its committees. In addition, we have an established risk management framework that helps identify, assess, monitor and report on environmental risks, including those related to climate change. PNC’s Climate Risk Committee specifically oversees the integration of climate-related risks into the ERM Framework.

We assess climate change risks under two distinct categories: physical risks and transition risks. Physical risks arise from risks associated with natural perils, such as hurricanes, fires, floods and drought. Physical risks may increase due to a changing climate, and we believe such increased risks are realized to a greater degree in the medium- to long-term. Transition risks are experienced as, and to the extent, the world moves toward a low-carbon economy. They can be reputational in nature or driven by changes in the market, technology and/or policy. Because transition risks are typically experienced to a greater degree in the short- to medium-term, they are dependent upon near-term policy decisions. Transition and physical risks each require a different risk management approach, and we explore a range of possible outcomes to gain insight on how to best manage these risks.

For more information on PNC’s climate change-related risks, see Item 1A Risk Factors and the Credit Risk Management section in Item 7 of this Report.

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

Internet Information
The PNC Financial Services Group, Inc.’s financial reports and information about its products and services are available on the internet at www.pnc.com. We provide information for investors on our corporate website at www.pnc.com/investorrelations. We use our account with X, formerly known as Twitter, @pncnews, as an additional way of disseminating to the public information that may be relevant to investors.

We generally post the following on our corporate website at www.pnc.com/investorrelations shortly before or promptly following its first use or release: financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor conference calls or events, and access to live and recorded audio from earnings and other investor conference calls or events. In some cases, we may post the presentation materials for other investor conference calls or events prior to the call or event. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we include non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentation, in prior presentation materials or in our annual, quarterly or current reports.

14    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

ITEM 1A – RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services company, certain elements of risk are inherent in what we do and the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. For more information about how we manage risks, see the Risk Management section in Item 7 of this Report.
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
Our business and overall financial performance are affected to a significant extent by economic conditions, primarily in the U.S. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services or reduce the number of creditworthy borrowers. The ability of borrowers to repay loans is often weakened as a result of economic downturns, higher inflation and unemployment. In addition, adverse economic conditions may limit the availability of, or increase the costs of, capital and labor, erode consumer and customer purchasing power, confidence and spending and may also reduce our tolerance for extending credit. Increases in costs or expenses impacting our customers’ operations and financial performance, such as the interest rates payable on their debt obligations, could increase our credit risk or decrease the demand for our products and services.
We operate in an uncertain economic environment due to sustained inflationary pressures, including higher prices and lower housing affordability, and structural and secular changes arising from the pandemic for certain sectors of the economy combined with geopolitical tensions. These conditions have led and may continue to lead to turmoil and volatility in financial markets, often with at least some financial asset categories losing value. Financial market volatility could also result from uncertainty about the timing and extent of rate cuts by the Federal Reserve. Any of these effects would likely have an adverse impact on our operations and financial performance, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions. Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy and impact our customers whose operations or financial conditions are directly or indirectly dependent on good or stable conditions in those segments. For example, given the fundamental change in office demand driven by the acceptance of remote work, commercial real estate space remains underutilized. This, combined with higher interest rates, likely decreases demand for financial services in that sector and may make it more difficult for borrowers to refinance maturing loans, contributes to decreased property values and harms the creditworthiness of some of our office commercial real estate customers, as well as businesses whose customers have historically been office workers.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  15

Our foreign business activities and operations continue to be a relatively small part of our overall business. As a result, the direct impact on our business and financial performance from economic conditions outside the U.S. is not likely to be significant, although the impact would increase if we expanded our foreign business and operations more than nominally. We are, however, susceptible to the risk that foreign economic conditions and geopolitical tensions could negatively affect our business and financial performance. Primarily, this risk results from the possibility that poor economic conditions or financial market disruptions affecting other major economies would also affect the U.S. Throughout the remainder of this Risk Factors section, we address specific ways in which economic issues could create risk for us and result in adverse impacts on our business and financial performance.
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
The election of a new President together with changes in the membership of Congress, including change in control of the Senate, will likely lead to changes in the laws or policies applicable to us and the agencies that regulate us, including their interpretations of rules and guidelines. These changes may subject financial institutions like us to changes in regulation, supervision and enforcement that are difficult to predict and uncertain for a period of time and may create the possibility of significant impacts on business activity in the U.S. and globally, including impacts relating to the trade policies (including tariffs) of the U.S. or other countries. In addition, the application of some laws may require significant judgment and be subject to differing interpretations. Further, some of the laws and regulations finalized in the prior administration that are applicable to financial institutions are subject to ongoing litigation creating further uncertainty.
The impact that these changes may have on our operations or financial condition are discussed in more detail in the Risk Factor headed “As a regulated financial services firm, we are subject to numerous governmental regulations and comprehensive oversight by a variety of regulatory agencies and enforcement authorities. These regulations and their implementation can have a significant impact on our businesses and operations and our ability to grow and expand.”
Concern regarding high and rising federal debt levels and federal budgetary matters (including the debt ceiling) also can have adverse economic consequences and create the risk of economic instability or market volatility, with potential adverse consequences to our business and financial performance.
The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance.
The monetary policies of the Federal Reserve, including changes in the federal funds rate, open market operations and balance sheet management, have a significant impact on interest rates, the value of financial instruments and other assets and liabilities, and overall financial market performance and volatility. These policies, including any resulting changes in economic conditions or in investor sentiment or perceptions, can thus affect the activities and results of operations of financial services companies such as PNC.
An important function of the Federal Reserve is to monitor the national supply of bank credit and set certain interest rates. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Rates of interest can also affect the value of our on-balance sheet and off-balance sheet financial instruments. Although we may not accurately predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results, we anticipate that the FOMC will cut the federal funds rate 25 basis points twice in 2025, once in May and once in July. In addition, actions by governmental authorities in other countries, including with respect to monetary policy, could impact financial markets and global interest rates, which could affect rates in the U.S. as well as rates on instruments denominated in currencies other than the U.S. dollar, any of which could have potential effects on us as described above. Some of the potential impacts on our business and results of governmental monetary policy are described in Risk Factors under the heading “Risks Related to the Business of Banking.”
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
16    The PNC Financial Services Group, Inc. – 2024 Form 10-K

intended to protect PNC security holders. In addition to regulation in the U.S., we are also subject to foreign regulation to a limited extent as a result of our business activities outside the U.S.
Applicable laws and regulations restrict our permissible activities and require compliance with provisions designed to protect loan, deposit, brokerage, fiduciary, and other customers, and for the protection of customer information, among other things. We also are subject to laws and regulations designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities. Over time, the scope of the laws and regulations affecting our businesses, as well as the number of requirements or limitations imposed by legislative or regulatory actions, has increased, and we expect to continue to face substantial regulatory oversight and new or revised regulatory requirements or initiatives, including those related to requirements for the orderly resolution of financial institutions. As we expand our product and service offerings into additional markets, domestic or foreign, either through organic growth or acquisition, we have faced and will continue to face increases in state or foreign regulation affecting our operations. Different approaches to regulation by different jurisdictions, including potentially conflicting state-level regulation, could materially increase our compliance costs or risks of non-compliance. Legislative or regulatory actions can result in increased compliance costs, reduced business opportunities, or requirements and limitations on how we conduct our business. In particular, the financial services industry continues to face heightened scrutiny, including with respect to BSA/AML, know-your-customer and export and sanctions compliance requirements, consumer compliance and protection matters (such as with respect to overdraft and other fees), and capital, liquidity and resolution planning in response to systemic events in the banking industry. In addition, heightened standards under proposed and recently finalized rules, such as those implementing the Community Reinvestment Act, may result in increased obligations and compliance costs, and may factor into our ability to expand and engage in new actions. Although the new presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is significant uncertainty regarding the direction this administration will take and its ability to implement its policies and objectives, as well as the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations.
Federal law grants substantial supervisory and enforcement powers to federal banking regulators, and they have assumed an active oversight, examination and enforcement role across the financial services industry. The results of supervisory or examination activities by our regulators, including actual or perceived compliance failures, could result in limitations on our ability to enter into certain transactions, engage in new activities, expand geographically, make acquisitions or obtain necessary regulatory approvals in connection therewith, or otherwise require us to modify our businesses practices in a manner that materially impacts our financial condition or results of operations. These activities also could result in significant fines, penalties or required corrective actions, some of which could be expensive, difficult to implement or materially impact our business or financial condition. In addition, another financial institution’s violation of law or regulation may give rise to an investigation of the same or similar activities of PNC. Further, the Federal Reserve requires a BHC to act as a source of financial and managerial strength for its subsidiary banks. The Federal Reserve could require PNC to commit resources to PNC Bank when doing so is not otherwise in the interests of PNC or its shareholders or creditors.
A failure to comply, or to have adequate policies and procedures designed to comply, with regulatory requirements and expectations exposes us to the risk of damages, fines and regulatory penalties and other regulatory or enforcement actions or consequences, such as limitations on activities otherwise permissible for us or additional requirements for engaging in new activities and could also injure our reputation with customers and others with whom we do business. We also rely on third parties who may expose us to compliance risk. A failure to comply with regulatory requirements or deficiencies in risk management practices could be incorporated in our confidential supervisory ratings, which could limit PNC’s ability to expand or require additional approvals before engaging in certain business activities. See the immediately following Risk Factor for a discussion of risks associated with capital and liquidity regulation. Also see the Supervision and Regulation section in Item 1 of this Report and Note 19 Regulatory Matters for more information concerning the regulation of PNC, including those areas that have been receiving a high level of regulatory focus.
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
Requirements to maintain specified levels of capital and liquidity, and regulatory expectations as to the quality of our capital and liquidity, impact our business activities and may prevent us from taking advantage of opportunities in the best interest of shareholders or force us to take actions contrary to their interests. For example, PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process. The Federal Reserve can also impose additional limitations on capital distributions, such as limitations on distributions during times of economic stress. In addition, dividends or other capital distributions from PNC Bank and, to a lesser extent, non-bank subsidiaries are PNC’s principal source of funds to, among other things, pay dividends on and make repurchases of its capital stock. Many of our subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit
The PNC Financial Services Group, Inc. – 2024 Form 10-K  17

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
Regulatory capital and liquidity requirements are subject to regular review and revision by the Basel Committee and the U.S. banking agencies. Although the federal banking agencies issued a proposed rule in July 2023 to implement the final components of the Basel III framework, the status of this rule, and potential revisions to the rule, remain uncertain. The regulatory capital and liquidity frameworks, as well as certain other prudential requirements and standards that are applicable to PNC, including related proposed rules, are discussed in the Supervision and Regulation section in Item 1 of this Report and the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
Our ability to operate our business could be impaired if our liquidity is unexpectedly constrained.
Our liquidity could be impaired as a result of unanticipated outflows of cash or collateral, unexpected loss of consumer deposits or higher than anticipated draws on lending-related commitments, an inability to sell assets (or to sell assets at favorable times or prices), a default by a counterparty or other market participant, our inability to access other sources of liquidity, including from sources that have historically been available or through the capital markets due to unforeseen market dislocations or interruptions, or a lack of market or customer confidence in PNC or financial institutions in general. Many of the above conditions and factors may be caused by events over which we have little or no control. In addition, if access to stable and lower-cost sources of funding is reduced, alternative sources of funding could be more expensive and limited in availability. The increased speed with which information is disseminated, through official or social media, could increase the speed or severity of liquidity pressures caused by, for example, negative news about PNC’s or other financial institutions’ financial prospects or safety and soundness. A negative impact on our liquidity would likely limit our ability to support our operations and fund outstanding liabilities as well as meet regulatory expectations, which would adversely affect our financial condition and results of operations. For information on our liquidity management, see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
Our credit ratings are based on a number of factors, including the financial strength of PNC and PNC Bank, and factors outside of our control, such as conditions affecting the financial services industry generally. Reductions in one or more of our credit ratings could adversely affect our ability to borrow funds, increase our cost of capital and limit the number of investors or counterparties willing to do business with or lend to us. For example, downgrades could negatively impact our right to continue to service mortgages and hold related escrows and reserves. Downgrades could also adversely affect our ability to attract or retain customers, including deposits. In addition, a downgrade in our credit ratings could trigger obligations to make cash or collateral payments under derivative contracts with certain counterparties. There can be no assurance that we will maintain our current ratings and outlooks. For information on our credit ratings and outlooks, see the Liquidity and Capital Management portion of the Risk Management section in Item 7 of this Report.
Privacy and consumer data rights initiatives have imposed and will continue to impose additional operational burdens on PNC, and they may limit our ability to pursue desirable business initiatives and increase the risks associated with any future use of personal data.
Over time, there has been an increase in legislative and regulatory efforts to protect the privacy and enhance the portability of personal data. Individuals whose personal information may be protected by law may include our customers, prospective customers, job applicants, employees and third parties. These initiatives, among other things, limit how companies can use personal data and impose obligations on companies in their management of such data, including requiring companies like PNC to make available to consumers and authorized third parties certain data relating to transactions and accounts and establishing obligations for accessing such data. Financial services companies such as PNC necessarily gather, maintain and use a significant amount of personal data. These types of initiatives increase compliance complexity and related costs, may result in significant financial penalties for compliance failures, and may limit our ability to develop new products or respond to technological changes. This is particularly true as we expand our business and operations into new markets. We are, or may become, subject to regularly evolving and developing data privacy and security laws and regulations in other jurisdictions, including foreign jurisdictions even where our presence in such jurisdictions is minimal. Such legal requirements also could heighten the reputational impact of perceived misuses of personal data by us, our vendors or others who gain unauthorized access to our personal data. Other jurisdictions may adopt similar requirements that impose different and potentially inconsistent compliance burdens. The impacts will be greater to the extent requirements vary across jurisdictions.

18    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Climate change-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.
There continues to be concern, including on the part of certain regulators and in certain jurisdictions where we do business or have operations, regarding climate change and its impacts over the short-, medium- and long-term horizons. These concerns over the impacts of climate change (including physical risk and transition risk) have led and may continue to lead to efforts to mitigate those impacts. We and our customers may face cost increases, asset value reductions, the reduced availability of insurance or sufficient insurance to cover losses, operations disruptions and changes and other impacts because of climate change (including because of the increased frequency or severity of acute weather events and long-term shifts in the climate) and governmental actions or societal responses to climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities and their transition plans, as well as their exposure to the effects of climate change. Consumers and businesses may also change their behaviors because of these concerns. Changed consumer and business behavior because of climate change concerns creates transition risk for PNC arising from the process of adjusting to these concerns. PNC and its customers will need to respond to any new laws and regulations as well as any changes in consumer and business preferences related to climate change. Among the impacts to PNC could be a drop in demand for our products and services, particularly in certain sectors if our products or services do not support the environmental goals of our customers, or increased losses due to the impact of climate change on the collateral that secures customer borrowings. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.
We are currently subject to climate-related regulatory expectations and could be subject to additional regulatory restrictions or costs associated with providing products or services to certain companies or sectors. Additionally, the federal government may alter climate policies or requirements in a way that significantly conflicts with certain state-level policies or investor expectations. Such changes may present risk to PNC due to inconsistent expectations, requirements or costs. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services necessary to run our business. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of any new laws and regulations or any changes in consumer or business behavior, including those resulting from activist pressure. Our risk management needs to continue to evolve, or it may not be effective in identifying, measuring, monitoring and controlling climate risk exposure, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.
We have been and may continue to be subject to conflicting pressure from individuals, groups and governmental entities to cease doing business, or to maintain business, with certain companies or sectors, in particular those involved with fossil fuels, because of concerns related to climate change. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, including with regard to inaccurate or misleading statements regarding these practices (often referred to as “greenwashing”), which could result in litigation and regulatory investigations and actions. Our stakeholders may disagree with these policies and goals or, conversely, believe that these policies and goals are, and our related progress in accomplishing such goals and implementing such policies is, insufficient. This may lead to a decrease in demand for our products and services or damage to our reputation. We may also incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters. In addition, there are and will continue to be challenges related to capturing, verifying, analyzing and disclosing climate-related data that is subject to measurement uncertainties. The Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation” further discusses risks associated with our management of these matters, including related activist pressure.
Risks Related to the Use of Technology
The use of technology is critical to our ability to maintain or enhance the competitiveness of our businesses.
As a large financial services company, we handle a substantial volume of customer and other financial transactions. As a result, we rely heavily on information systems to conduct our business and to process, record, monitor and report on our transactions and those of our customers. Over time, we have seen more customer usage of technological solutions for financial needs as well as higher expectations of customers and requirements of regulators regarding effective and safe systems operation. In many cases, the effective use of technology increases efficiency and enables financial institutions to better serve customers. As a result of these factors, the financial services industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services. Examples include expanded use of cloud computing, artificial intelligence (AI) and machine learning, biometric authentication, voice and natural language, data protection enhancements and increased online and mobile device interaction with customers, including innovative ways that customers can manage their accounts.
In response to actual and anticipated customer behavior and expectations, as well as competitive pressures, we continue to invest in technology and connectivity. We are seeking to automate functions previously performed manually, facilitate the ability of customers to engage in financial transactions and otherwise enhance the customer experience with respect to our products and services. This effort has involved and is likely to continue to involve the expenditure of considerable amounts of funds and other resources, which could be constrained to the extent that sustained adverse economic conditions and other factors described elsewhere in these Risk Factors negatively impact our business or financial performance. A failure to maintain or enhance our competitive position with
The PNC Financial Services Group, Inc. – 2024 Form 10-K  19

respect to technology, whether because we fail to anticipate customer expectations, because our technological developments fail to perform as desired or are not rolled out in a timely manner, or because we fail to keep pace with our competitors, would likely cause us to lose market share or incur additional expense. Our ability to maintain or enhance our relative technological position is in part dependent on our ability to attract and retain talented employees in these fields.
Our use of technology is dependent on having the right to use its underlying intellectual property.
In some cases, we develop internally the intellectual property embedded in the technology we use. In others, we or our vendors license the use of intellectual property from others. Where we rely on access to third-party intellectual property, it may not be available to us on commercially reasonably terms or at all. Regardless of the source of the intellectual property, if another person or entity were deemed to own intellectual property rights infringed by our activities, we could be responsible for significant damages covering past activities and substantial fees to continue to engage in these types of activities. It also is possible that we could be prevented from using technology important to our business for at least some period of time. In such circumstances, there may be no alternative technology for us to use or an appropriate alternative technology might be expensive to obtain. We could also suffer significant reputational damage in these circumstances. Protections offered by those from whom we license technology against these risks may be inadequate to cover any losses in full. Over time, there have been and continue to be instances where technology used by PNC has been alleged to have infringed patents held by others, and, in some cases, we have suffered related losses.
We could suffer a material adverse impact from interruptions in the effective operation of our information systems and other technology.
The need to ensure proper functioning and resiliency of our information systems and other technology has become more important and challenging, and the costs involved in that effort continue to be high. Our ability to create, obtain, maintain and report on information in an accurate, timely and secure manner is a foundational component of our business. Effective management of our expanded digital products and services, geographic footprint and continued remote work environment heightens our need for secure, reliable and adequate information systems and technology. The risks of operational failures in the use of these systems result from a variety of factors. We are vulnerable to the impact of failures of our systems to operate as needed or intended. Failures leading to materially adverse impacts could include those resulting from human error, unexpected transaction volumes, or overall security, design or performance issues. In addition, our ability to use our technology effectively could be impacted due to outages, bad weather, disasters, bad actors, terrorism and the like. Such events could affect our systems directly or limit our ability to use our technology due to effects on key underlying infrastructure. Although we regularly update and replace systems that we depend on as our needs evolve and technology improves, we continue to utilize some older systems that may not be as reliable as newer ones. In addition, the implementation of and transition to new or updated systems creates risks related to associated timing and costs, disruptions in functionality for us or for customers, including the ability to perform functions critical to our business and operations, and longer-term failures to achieve desired improvements. Our ability to maintain, timely update and replace systems can become more challenging as the speed, frequency, volume, interconnectivity and complexity of information on these systems increases. In some cases, the risk results from the potential for bad acts on the part of others, discussed in more detail in the Risk Factor headed “We are vulnerable to the risk of breaches of data security affecting the functioning of systems or the confidentiality of information that could adversely affect our customers and our business.”
We rely on information systems maintained by other companies. We use other companies both to provide products and services directly to us and to assist us in providing products and services to our customers. Others provide the infrastructure that supports, for example, communications, payment, clearing and settlement systems, or information processing and storage. These companies range from those providing highly sophisticated information processing to those that provide fundamental services, such as electric power and telecommunications. In some cases, these other companies themselves utilize third parties to support their delivery of products and services to us and our customers. Systems maintained by or for these other companies are generally subject to many of the same risks we face with respect to our systems and thus their issues could have a negative impact on PNC. We necessarily have less ability to provide oversight over other companies’ information systems.
The occurrence of any failure, interruption or security breach of any of our information or communications systems, or the systems of other companies on which we rely, including those where there is not a reasonably available alternative, could result in a wide variety of adverse consequences to us. This risk is greater if the issue is widespread, extends for a significant period of time, or results in financial losses to our customers. The consequences of failures to operate systems properly can result in disruptions to our critical business operations, including our ability to use our accounting, deposit, loan, payment and other systems. Such events could also cause errors in transactions or impair system functionality with customers, vendors or other parties. Possible adverse consequences also include damage to our reputation or a loss of customer business, which could occur even if the negative impact on customers was de minimis. We also could face litigation or additional regulatory scrutiny relating to such events. This in turn could lead to liability or other sanctions, including fines and penalties or reimbursement of adversely affected customers. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, information systems issues at other financial institutions could lead to a general loss of customer confidence in financial institutions, including us. Also, system problems, including those resulting from third-party attacks, whether at PNC or at our competitors, may broadly increase legislative, regulatory and customer concerns regarding the functioning, safety and security of such systems. In that case, we would expect to incur even higher levels of costs with respect to prevention and mitigation of these risks.
20    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
We are faced with ongoing, nearly continual, efforts by others to breach data security at financial institutions or with respect to financial transactions. The effectiveness of these efforts may be enhanced using AI. These efforts may be to obtain access to confidential or proprietary information, often with the intent of stealing from or defrauding us or our customers, or to disrupt our ability to conduct our business, including by destroying or impairing access to information maintained by us. Some of these involve efforts to enter our systems directly by going through or around our security protections. Others involve the use of social engineering schemes to gain access to confidential information from our employees, customers or vendors. Our risk and exposure to data security breaches is heightened because of our expanded digital products and services, geographic footprint and continued remote work environment, which results in more access points to our network. The same risks are presented by attacks potentially affecting information held by third parties on our behalf or accessed by third parties, including those offering financial applications, on behalf of our customers. These risks also arise when third parties with whom we do business, or their vendors or other entities with whom they do business, are themselves subject to breaches and attacks, which has impacted our business and may do so in the future. Our ability to protect confidential or proprietary information is even more limited with respect to information held by these parties. For example, we are likely to be limited in our ability to identify and quickly resolve breaches and attacks that may impact our business the further removed an entity is from our business, such as when a breach or attack occurs at vendors of our vendors. We may suffer reputational damage or legal liability for unauthorized access to customer information held by other parties, even if we were not responsible for preventing such access and had no reasonable way of preventing it.
Our customers often use their own devices, such as computers, smartphones and tablets, to do business with us and may provide their PNC customer information (including passwords) to a third party in connection with obtaining services from that third party, including those offering financial applications. Although we take steps to provide safety and security for our customers’ transactions with us and their customer information, to the extent they utilize their own devices or provide third parties access to their accounts, our ability to assure such safety and security is necessarily limited. These risks are heightened as we and others continue to expand mobile applications, cloud solutions, and other internet-based financial product offerings. For example, a number of our customers choose to use financial applications that allow them to view, access and aggregate banking and other financial account information on a single platform, to monitor the performance of their investments, to compare financial and investment products, to make payments or transfer funds, and otherwise to help manage their finances and investments. Some financial applications ask users to provide their secure banking log-in information, credentials or other account-identifying information so the applications can link to users’ accounts at financial institutions. Companies offering these applications frequently use third-party data aggregators, which are behind-the-scenes technology companies that serve as data-gathering service providers, to deliver customer financial data that is then used by the financial applications. To do this, data aggregators may be obtaining customers’ log-in information, credentials or other account-identifying information, which allow the aggregators to access the customers’ account information and “scrape” or obtain the customers’ data, often on a daily or even more frequent basis. That same information has the potential to facilitate fraud if it is not properly protected. This has resulted in incidences of fraud, including automated clearing house fraud, credit card fraud, and wire fraud, enabled through the use of synthetic identities and through account takeovers via these platforms. In addition, transactions by customers on financial applications that facilitate payments and fund transfers have also been fraudulently induced. These transactions occur when a customer authorizes payment to a recipient that fraudulently induced the customer into transferring a payment to such recipient. PNC has and may continue to face increased financial exposure due to activity associated with the increased use of these applications and data aggregators. Even where PNC does not have financial exposure for losses, PNC and the third parties with whom we do business could suffer increased reputational harm or regulatory scrutiny when such losses occur.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  21

more consumer confidential information becomes available to bad actors through the cumulative effect of data breaches at companies generally, bad actors may find it easier to use such information to gain access to our customer accounts.
Other cyber attacks are not focused on gaining access to credit card or user credential information, but instead seek access to a range of other types of confidential information, such as internal emails and other forms of customer financial information, and this information may be used to support a ransomware attack. Ransomware attacks have sought to deny access to data and possibly shut down systems and devices maintained by target companies. In a ransomware attack, system data is encrypted, stolen or extorted, or access is otherwise denied, accompanied by a demand for ransom to restore access to the data or to prevent public disclosure of confidential information. Attacks have also been conducted through business email compromise scams that involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. These types of phishing attacks have increased over time, and they have evolved to include other types of attacks like vishing (through voice messages) and smishing (through SMS text). Other attacks have included distributed denial of service cyber attacks, in which individuals or organizations flood commercial websites with extraordinarily high volumes of traffic with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. Similarly, attacks have been conducted through application program interfaces where cyber attackers seek to exploit the interfaces between mobile or web applications. We (as well as other financial services companies) have been subject to such attacks. Recent cyber attacks have also included the insertion of malware into software updates and the infection of software while it is under assembly, known as a “supply chain attack.” Attacks on our customers may put these relationships at risk, particularly if customers’ ability to continue operations is impaired due to the losses suffered. The techniques used in cyber attacks change rapidly and are increasingly sophisticated, including through the use of generative AI and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber attacks or data security breaches.
In addition to threats from external sources, insider threats represent a significant risk to us. Insiders, including those having legitimate access to our systems and the information contained in them, have the easiest opportunity to make inappropriate use of the systems and information. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behavioral analytics and other tools to identify potential internal threats before any damage is done. In addition, due to the number of employees who work remotely, the opportunity for insiders to grant access to third parties or to disclose confidential information of PNC or its customers has increased. As more work is conducted outside of PNC’s facilities, the risk of improper access to PNC’s network or confidential information has increased, including for reasons such as a failure by an employee or contractor to secure a device with PNC access.
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
Methods used by others to attack information systems change frequently (with generally increasing sophistication). A new method of attack often is not recognized until launched against a target. Attacks in some cases appear to be supported by foreign governments or other well-financed entities and often originate from less regulated and remote areas around the world. We have seen a higher volume and complexity of attacks during times of increased geopolitical tensions. As a result, we may be unable to implement adequate preventive measures to address these methods in advance of attacks. Even with our proactive and defensive measures in place, adverse events are likely to occur, and there remains the risk that one or more such events would be material to PNC. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our business continuity planning, our ability to identify and understand threats to us from a holistic perspective, our ability to anticipate the timing and nature of any such event that
22    The PNC Financial Services Group, Inc. – 2024 Form 10-K

occurs, with novel or unusual events posing a greater risk, and our ability to identify and quickly resolve vulnerabilities in our information systems and those of third parties upon which we rely. It is also the case that a vulnerability or an adverse event may go undetected for a period of time, with the adverse consequences likely greater the longer it takes to discover the problem. In many cases, it also depends on the preparedness and responses of national or regional governments, including emergency responders, or on the part of other organizations and businesses with which we deal. Additionally, our failure to communicate cyber incidents appropriately to relevant parties could result in regulatory, legal, operational and reputational risk.
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
A borrower’s ability to repay a loan can be adversely affected by many factors. Individual borrowers can be affected, for example, by declines in income, job losses, health issues or family issues. Commercial borrowers can be affected, for example, by poor business performance, changes in customer behavior or catastrophic losses. Weakness in the economy or in financial markets typically adversely impacts the ability of our borrowers to repay outstanding loans. We are exposed to increased credit risk if we fail to evaluate properly at origination the likely ability of a borrower to repay a loan. Properly estimating the current and potential value of any collateral pledged to support the loan also is critical to effectively managing credit risk. A failure to identify declining creditworthiness of a borrower or declining collateral value at a time when remedial actions could reduce our exposure increases credit risk. Any decrease in our borrowers’ ability to repay loans likely would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses and valuation adjustments on loans held for sale. Managing credit risk effectively also relies on forecasts of future overall economic conditions, which are inherently imperfect. We also have credit risk arising from many other types of business relationships. Routine transactions give us credit exposure to brokers and dealers, commercial banks, investment banks, mutual and hedge funds, other institutional clients, as well as vendors and other non-financial entities.
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
We reserve for credit losses on our loan and lease portfolio through our ACL estimated under CECL. Under CECL, the ACL reflects expected lifetime losses, which has led and could continue to lead to volatility in the allowance and the provision for credit losses as economic forecasts, actual credit performance and other factors used in the loss estimating process change. We also have reserves for unfunded loan commitments and letters of credit. Changes to expected losses are reflected in net income through provision for credit losses. A worsening of economic conditions or our economic outlook or an increase in credit risk, particularly following a period of good economic conditions, would likely lead to an increase in provision for credit losses with a resulting reduction in our net income and an increase to our allowance. Conversely, an improvement of economic conditions or our economic outlook, particularly following a period of poor economic conditions, could result in a recapture of provision for credit losses for a period of time with a resulting increase in our net income and decrease in our allowance. Either set of conditions is not likely to be sustained and may obscure actual current operations and financial performance. The section headed “Risks Related to Estimates and Assumptions” further discusses risks associated with estimating expected losses under CECL.
The concentration and mix of our assets could increase the potential for significant credit losses.
In the ordinary course of business, we often have heightened credit exposure to a particular industry, geography, asset class or financial market. As an example, loans secured by real estate typically represent a significant percentage of our overall credit portfolio. It also represents a portion of the assets underlying our investment securities. While there are limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting some of our clients or counterparties, based on individual factors or the nature or location of their business, or asset classes or financial markets in which we are involved, could materially and adversely affect us. As described elsewhere in these Risk Factors, the fundamental shift in office demand combined with higher interest rates contributes to decreased property values and harms the creditworthiness of some of our office commercial real estate customers. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. In addition, we execute transactions with counterparties in the financial services industries. Financial services institutions are interrelated because of trading, funding, clearing or other relationships. As a result, uncertainty about the stability of other financial services institutions could lead to market-wide losses and defaults. Thus, the concentration and mix of our assets may affect the severity of the impact of recessions or other economic downturns on us.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  23

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
The rates on some interest-bearing instruments adjust promptly in accordance with changes in market rates, while others adjust only periodically or are fixed throughout a defined term. As a result, the impact of changes in interest rates can be either increased or diluted due to differences in the relative variability of the rates paid on our liabilities in relation to the rates received on our assets. The extent to which we have elected to hedge interest rate risk through interest rate swaps also affects the impact of rate changes. We attempt to manage the balance sheet to increase our benefit or reduce negative impacts from future movements in interest rates, but failures to anticipate actual movements may have the opposite result. In addition, we do not generally hedge all of our risk and our attempt to hedge any risk does not mean we will be successful.
While higher interest rates generally enhance our ability to grow our net interest income, there are risks associated with a rising interest rate environment. As a general matter, increasing rates tend to decrease the value of fixed-rate financial instruments held on our balance sheet, as discussed in the Risk Factor headed “Our business and financial performance are vulnerable to the impact of changes in the values of financial assets.” Also, customers have and may continue to be less willing or able to borrow at higher rates. Higher interest rates also have hindered and may continue to hinder the ability of borrowers to support interest payments on variable rate loans. Higher interest rates have and may continue to indirectly affect the value of asset classes such as real estate typically financed through secured loans, with a resulting negative effect on collateral securing such loans. As another example, there are increased competitive pressures as rates on deposit products rise. The benefits of higher interest rates are best achieved if we can increase the rates on loans and other assets faster than the rates on deposits and other liabilities increase. We may not be able to achieve this result in a rising rate environment, especially if central banks introduce rate increases more quickly than anticipated. On the other hand, lower interest rates tend to have a negative impact on our net interest margin, and, unless offset by higher earning assets, on our net interest income. We discuss the impact of governmental monetary policy on interest rates in the Risk Factor headed “The policies of the Federal Reserve and other governmental agencies have a significant impact on interest rates and overall financial market performance, which are important to our business and financial performance.”
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

24    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
The determination of the amount of loss allowances and asset impairments varies by asset type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. Although we have policies and procedures in place to determine loss allowances and asset impairments, due to the subjective nature of this area, the level of impairments taken, and allowances reflected in our financial statements may not accurately reflect the actual level of risk and the amount of future losses.
There are risks resulting from the extensive use of models, some of which use AI, in our business.
We use financial and statistical models throughout many areas of our business, relying on them to inform decision making, automate processes, and estimate many financial values. Although it currently impacts a minority of the overall number of models that we use, we increasingly use models related to how we do business with customers and for internal process automation that leverage AI/machine learning algorithms. These models can be more predictive, but because of the complex way in which the many variables in AI/machine learning models interact, the results of these models are often less interpretable than traditional statistical models. Examples of model uses include determining the pricing of various products, identifying potentially fraudulent or suspicious transactions, marketing to potential customers, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, and assessing capital adequacy. We depend significantly on models for credit loss accounting under CECL, capital stress testing and estimating the value of items in our financial statements.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  25

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
Our ability to attract and retain customer deposits is impacted by the levels of interest rates, as customers balance the benefits of bank accounts with deposit insurance and some of the convenience associated with more traditional banking products against the possibility of higher yields from other investments. In general, if the spread between the rates we offer and those offered by alternatives to bank accounts widens, customers are often willing to forego the benefits of bank accounts (such as FDIC insurance) for higher returns elsewhere. Our customers have removed and could continue to remove money from deposit accounts with us in favor of other banks or other types of cash management products, such as emerging financial technologies, including digital wallets, non-fungible tokens and digital currencies and cryptocurrencies. In such circumstances, we need to increase rates to levels that are seen as competitive or lose customers, in either case with a negative impact to net interest income. In addition, deposits are a low-cost source of funds for us. Therefore, losing deposits could increase our funding costs and reduce our net interest income. Loss of customers could also harm noninterest income by decreasing fee-bearing transaction volume. In addition, when rates are higher, customers tend to shift deposits from noninterest-bearing accounts to interest-bearing ones, thereby negatively impacting net interest income.

Our customers increasingly use third-party financial applications that are expected to interface with their PNC accounts. This use leads to the risk that issues with respect to the effective functioning of that interface, regardless of cause, could result in a loss of customers as they seek banking relationships that work better with these other applications.
News or other publicity that harms our reputation, or harms the reputation of our industry generally, could cause a loss of customers or a reduction in the extent to which customers do business with us. This is described further in the Risk Factor headed “We are at risk for an adverse impact on our business due to damage to our reputation.”
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
Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative or otherwise wrongful. There also may be reputational damage from human error or systems failures viewed as having harmed customers without involving misconduct, including service disruptions or negative perceptions regarding our ability to maintain the security of our technology systems and protect client data. For example, we may suffer reputational harm to the extent that we are unable to successfully detect, prevent and remedy fraud that harms our clients. Our reputation may also be harmed by failing to deliver products and services of the quality expected by our customers and support the communities that we serve. In addition, our reputation may be harmed as a result of our participation in certain programs, such as those perceived to be supporting environmental, social or governance matters, that may expose us to increased scrutiny and criticism. Significant acquisitions by large banks also often attract public scrutiny, which may result in negative publicity that adversely affects our reputation if we engage in such a transaction. We are also subject to the risk of reputational harm resulting from conduct of persons identified as our employees but acting outside of the scope of their employment, including through their misconduct, unethical behavior, or activities on personal social media. The reputational impact is likely greater to the extent that the bad conduct, errors or failures are pervasive, long-standing or affect a significant number of customers,
26    The PNC Financial Services Group, Inc. – 2024 Form 10-K

particularly retail consumers. The negative impact of such reputational damage on our business may be disproportionate to the actual harm caused to customers. It may be severe even if we fully remediate any harm suffered by our customers. Furthermore, because we conduct most of our businesses under the “PNC” brand, negative public opinion about one business could also affect our other businesses. In addition, we could suffer reputational harm and a loss of customer trust as a result of the conduct of others in our industry even if we have not engaged in such conduct. We use third parties to help in many aspects of our business, with the risk that their conduct can affect our reputation regardless of the degree to which we are responsible for it. The speed with which information moves through social media and other news sources on the internet means that negative information about PNC can rapidly have a broadly adverse impact on our reputation. This is true whether or not the information is accurate. False information can also be spread from unaffiliated or parody social media accounts pretending to be official company communications channels. Once information has gone viral, it can be difficult to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral means that material reputational harm can result from a single discrete or isolated incident.
To an increasing extent, financial services companies, including PNC, are facing criticism with accompanying reputational risk from activists, investors and stakeholders who believe companies should be focusing more or less on environmental, social and governance matters. Companies in our industry, including PNC, are targeted for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as the environment, consumer health and safety, or society at large. At the same time, financial services firms may face criticism and reputational harm if they are perceived as declining to provide, or ceasing to provide, banking and other services to businesses engaged in lawful activities or individuals due to their political or social viewpoints. In addition, some activists, investors and other stakeholders are seeking increased transparency and action from financial services companies with respect to environmental, social and governance activities, political activities and activities that are or may be perceived to be politically partisan in nature. Criticism has come in many forms, including protests at PNC facilities and social media campaigns. In some circumstances, our stakeholders have held and continue to hold conflicting views on the role PNC and other financial services companies should play in continuing to or refraining from financing certain sectors. In some cases, we are subject to potentially conflicting proposed and enacted state and local laws affecting our industry that regulate the manner in which or whether we may finance or service certain clients, industries or sectors. The potential for conflict may increase in instances where federal law is silent or is found not to preempt state law. Many of these issues are divisive without broad agreement as to the appropriate steps a company such as PNC should take. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us (or encourage others to do so) or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address these concerns or by others as having inappropriately yielded to these pressures. These pressures can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.
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
Part of our ability to compete effectively depends on our ability to attract new employees and retain and develop our existing employees. We face significant competition for these employees across many of our businesses and support areas. This presents greater risk as we expand into new markets, develop new product lines, or enhance staffing in certain areas, particularly technology. This competition leads to increased expenses in affected business areas. Differences in demands, expectations and priorities of the
The PNC Financial Services Group, Inc. – 2024 Form 10-K  27

workforce (such as remote work expectations) may require us to modify our recruiting and retention strategies to attract and retain employees. Limitations on the way regulated financial institutions can compensate their officers and employees may make it more difficult for regulated financial institutions, including PNC, to compete with other companies for talent.
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
We use automation, machine learning, AI and robotic process automation tools to help reduce some risks of human error. Nonetheless, we continue to rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to make sure they operate as intended. Enhanced use of automation may present its own risks. Automated systems may themselves experience outages or problems. Some tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Bad, missing or anomalous data can adversely affect the functioning of such tools. It is possible that humans in some cases are better able than highly automated tools to identify that anomalous data is being used or that results are themselves anomalous.
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
28    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
We grow our business in part by acquiring other financial services businesses and businesses with technologies or other assets valuable to us from time to time. Acquisitions present several risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses into PNC after closing.
Acquisitions of other companies or of financial assets and deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired, which may materially and adversely affect our results of operations. Many of the same risks arise when we engage in strategic partnerships. Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, may be limited to the extent that we cannot gather necessary or desirable information with respect to the business we are acquiring. We may also make certain assumptions related to an acquisition that may prove to be inaccurate that limit the anticipated benefits (such as cost savings from synergies or strategic gains from being able to offer enhanced product sets) or make the acquisition more expensive or take longer to complete and integrate than anticipated. Prior to closing an acquisition, prospective acquisition targets are also subject to their own risks that we cannot manage or control. Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to promote competition or limit systemic risk and the potential for a financial institution to become “too big to fail,” may also limit our ability to complete an acquisition.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  29

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

ITEM 1C – CYBERSECURITY
We manage our cybersecurity risk as an integral part of our enterprise risk management programs. Accordingly, the disclosures in this Item 1C should be reviewed in conjunction with the disclosure in the Risk Management section in Item 7 of this Report.

Information Security Program

PNC’s approach to cyber risk management, oversight and reporting is based on a well-structured information security program. The program is responsible for protecting information assets to achieve business objectives in a secure manner and designed to keep customers’ information and their funds safe and available. Program capabilities are built against industry guidance and a security framework to identify risks to sensitive information, protect that information and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents.

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

We have not experienced any material cybersecurity incidents that have impacted PNC’s business strategy, results of operations or financial condition to date. Notwithstanding our approach regarding cybersecurity, we may not be successful in preventing or mitigating the impact of a cybersecurity incident that could have a material impact on our business, results of operations or financial condition. See Item 1A Risk Factors of this Report for a discussion of cybersecurity risks.

Board Governance and Risk Oversight
PNC’s Board of Directors maintains governance and oversight of the risks posed by cybersecurity threats through the Board-level Technology and Risk Committees.

The Technology Committee meets no less than quarterly, and its purpose is to (i) assist the Board with the oversight of technology strategy and significant technology initiatives and programs, including those that can position the use of technology to drive strategic advantages and (ii) fulfill oversight responsibilities with respect to technology risk, information management and security risks (including cyber security, cyber fraud and physical security risks), and the adequacy of PNC’s business recovery, resiliency and contingency plans and test results.

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

The Risk Committee meets no less than quarterly and provides oversight of PNC’s ERM framework. Cybersecurity risk is integrated into PNC’s overall ERM framework, and is represented as the Information Security domain, alongside seven other operational risk domains. See the Risk Management section in Item 7 of this Report for more details on our ERM framework.

PNC’s inherent information security risks, the maturity and completeness of the control environment and measurements against our risk appetite are presented quarterly to the Technology Committee by the firm’s Chief Technology Risk Officer. Overall risks across the Enterprise Risk Framework are then reported quarterly to the Risk Committee by the Chief Risk Officer.

30    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Communication to the Board occurs more frequently than quarterly when dictated by incident and event management policies and procedures based on the criticality and urgency of the communication.

Role of Management

Management is directly involved in assessing and managing PNC’s risks from cybersecurity threats. PNC uses a three-lines-of-defense model where cybersecurity risk is managed and assessed by the first line of defense, led by the Chief Information Security Officer and the Director of Technology and Security Risk Management, and the second line of defense which is led by the Chief Technology Risk Officer, who reports to the Chief Risk Officer. The first and second lines of defense are examined internally by our third line of defense, Internal Audit. The lines of defense model is designed to ensure appropriate oversight within the management structure. See the Risk Governance and Oversight section of Risk Management for more details on each of our lines of defense. In addition to the three lines of internal defense, PNC engages external consultants to assess and inform the program, as needed.

The Chief Information Security Officer’s organization includes managers who have led cybersecurity programs in other industries such as robotics and AI, consulting, telecommunications, healthcare and manufacturing, which brings together a multi-faceted approach to managing cybersecurity threats and risks. The Information Security department leadership and personnel hold degrees in Information Security, Management Information Systems, Computer Science, Engineering Management and other professional majors. They also hold multiple professional certifications inclusive of vendor-issued security credentials from CISCO, Microsoft and F5, and industry certifications including but not limited to: Certified Information Systems Security Professional issued by the International Information System Security Certification Consortium; the Cybersecurity and Infrastructure Security Agency and Certified Information Security Manager issued by the Information Systems Audit and Control Association; and the Certificate of Cloud Security Knowledge issued by the Cloud Security Association.

Cyber Risks Related to Third Parties

Risks from cybersecurity threats associated with its use of third-party service providers are addressed as part of the information security risk and third-party risk domains, and their management is integrated into the ERM Framework. To help control cyber risks at third parties and protect customer data and systems, PNC assesses suppliers and third parties through a third-party security program that includes periodic security assessment. The third-party security program also includes regular monitoring of certain third parties using an independent security rating service that is designed to ensure insight and alerting is available at scale. In the event of an incident at a third party, there are specific incident response processes and protocols in place that are designed to protect PNC from potential adverse impacts.

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

ITEM 3 – LEGAL PROCEEDINGS
See the information set forth in Note 20 Legal Proceedings, which is incorporated here by reference.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  31

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding each of our executive officers as of February 20, 2025 is set forth below. Executive officers do not have a stated term of office. Each executive officer has held the position or positions indicated or another executive position with the same entity or one of its affiliates for the past five years unless otherwise indicated below.

Name	Age	Position with PNC	Year Employed (a)
Richard K. Bynum	54	Executive Vice President and Chief Corporate Responsibility Officer	2005
Louis R. Cestello	62	Regional President	1990
William S. Demchak	62	Chairman and Chief Executive Officer (b)	2002
Kieran J. Fallon	58	Executive Vice President and Chief Risk Officer	2011
Deborah Guild	56	Executive Vice President and Head of Technology	2013
Vicki C. Henn	56	Executive Vice President and Chief Human Resources Officer	1994
Stacy M. Juchno	49	Executive Vice President and General Auditor	2009
Gregory H. Kozich	61	Senior Vice President and Controller	2010
Laura L. Long	52	Executive Vice President and General Counsel	2006
Stephanie Novosel	57	Executive Vice President and Head of Asset Management Group	2000
Alexander E. C. Overstrom	41	Executive Vice President and Head of Retail Banking	2014
E William Parsley, III	59	Executive Vice President and Chief Operating Officer	2003
Robert Q. Reilly	60	Executive Vice President and Chief Financial Officer	1987
Amanda Rosseter	56	Executive Vice President and Chief Communications and Brand Officer	2021
Michael D. Thomas	53	Executive Vice President and Head of Corporate & Institutional Banking	1997
(a)Where applicable, refers to year employed by predecessor company.
(b)Mr. Demchak also serves as a director. Biographical information for Mr. Demchak is included in “Election of Directors (Item 1)” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders. See Item 10 Directors, Executive Officers and Corporate Governance of this Report for additional information.

Richard K. Bynum was appointed Executive Vice President and Chief Corporate Responsibility Officer in August 2020. Prior to his appointment, he served as Regional President for PNC’s Greater Washington market from 2017 to 2020. He previously served as a member of PNC’s Retail Executive Leadership team, where he led the Business Banking division. Prior to that, he served as the Greater Washington Retail Market Executive from 2010 to 2014.

Louis R. Cestello was appointed as an executive officer in April 2024, and serves as PNC’s head of Regional Presidents, a position held since his appointment in 2013. Mr. Cestello also holds the role of Regional President of Pittsburgh and southwestern Pennsylvania.

Kieran J. Fallon was appointed Executive Vice President and Chief Risk Officer in February 2021. Prior to his appointment, he served as Senior Deputy General Counsel with legal oversight responsibility for PNC’s government, regulatory affairs and enterprise risk, and as PNC’s primary regulator liaison. Previously, he served as PNC’s Chief Counsel of Regulatory Affairs. Prior to joining PNC in 2011, Mr. Fallon served as Associate General Counsel with the Board of Governors of the Federal Reserve System in Washington, D.C.

Deborah Guild was appointed Executive Vice President in December 2020 and Head of Technology in June 2024. She previously served as PNC’s Head of Enterprise Technology and Security, Chief Information Security Officer, Chief Security Officer and Chief Technology Officer. Prior to joining PNC in October 2013, Ms. Guild spent 21 years at Bank of America where she most recently served as Chief Technology Officer of Enterprise Functions and End User Computing.

Vicki C. Henn was appointed Executive Vice President and Chief Human Resources Officer in July 2014. Ms. Henn joined PNC in 1994 and has held numerous management positions. Prior to being named to her current position, Ms. Henn was a Senior Vice President, responsible for Human Resources for Retail Banking.

Stacy M. Juchno was appointed Executive Vice President and General Auditor in April 2014. Prior to being named to her current position, Ms. Juchno previously served as Senior Vice President and Finance Governance and Oversight Director.

Gregory H. Kozich was appointed Senior Vice President in February 2011 and Corporate Controller in March 2011. Prior to joining PNC in 2010, Mr. Kozich was with the Federal National Mortgage Association as the Corporate Controller, and prior to that a partner with PricewaterhouseCoopers.

Laura L. Long was appointed Executive Vice President and General Counsel in September 2024. She previously served as Deputy General Counsel of Mergers & Acquisitions. Prior to joining PNC in 2006, Ms. Long was a corporate attorney at a Los Angeles law firm.
32    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Stephanie Novosel was appointed Executive Vice President and Head of Asset Management Group in August 2024. Since joining PNC in 2000, she has served as Head of Commercial Banking, Chief Operating Officer for Corporate & Institutional Banking and Deputy Group Head of International Banking.

Alexander E. C. Overstrom was appointed Executive Vice President and Head of Retail Banking in July 2022. Previously, he held numerous management roles including Head of Small Business, Deputy Head of Retail Banking, Head of Merchant Services and Chief Operating Officer of Corporate & Institutional Banking and Asset Management. Prior to joining PNC in 2014, he worked in strategy and investment banking at Goldman Sachs.

E William Parsley, III was appointed Executive Vice President in February 2009 and was appointed Chief Operating Officer in February 2018. Previously, he served as Treasurer and Chief Investment Officer starting in 2004 and Head of Consumer Lending starting in the spring of 2016.

Robert Q. Reilly was appointed Executive Vice President in February 2009 and Chief Financial Officer in August 2013. He served as the Head of PNC’s Asset Management Group from 2005 until 2013. Previously, he held numerous management roles in both Corporate Banking and Asset Management.

Amanda Rosseter was appointed Executive Vice President and Chief Communications and Brand Officer in September 2024. Since joining PNC in 2021, Ms. Rosseter previously led PNC’s corporate communications and corporate marketing functions. Prior to joining PNC, she served as Chief Communications Officer at Equifax, Inc. and for nine years led global external communications and media for The Coca-Cola Company.

Michael D. Thomas was appointed Executive Vice President and Head of Corporate & Institutional Banking in March 2024. He previously served as Head of PNC Real Estate. Prior to joining PNC in 1997 as a Relationship Manager, he worked for JPMorgan Securities, Inc.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “PNC.” At the close of business on February 11, 2025, there were 40,938 common shareholders of record.

Holders of PNC common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for this purpose. Our Board of Directors may not pay or set apart dividends on the common stock until dividends for all past dividend periods on any series of outstanding preferred stock and certain outstanding capital securities issued by the parent company have been paid or declared and set apart for payment. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations). PNC’s ability to pay or increase dividends or otherwise return capital to shareholders is subject to PNC’s compliance with its SCB, which is determined at least annually through the Federal Reserve’s CCAR process as described in the Supervision and Regulation section in Item 1 of this Report. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%. See the Liquidity and Capital Management portion of the Risk Management section of Item 7 for more detail on our common shares still available for repurchase.

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

We include here by reference the information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2024 in the table (with introductory paragraph and notes) in Item 12 of this Report.
Our stock transfer agent and registrar is:
Computershare
150 Royall Street, Suite 101
Canton, MA 02021
800-982-7652
The PNC Financial Services Group, Inc. – 2024 Form 10-K  33

Hearing impaired: 800-952-9245
www.computershare.com/pnc
Registered shareholders may contact Computershare regarding dividends and other shareholder services.
We include here by reference the information that appears under the Common Stock Performance Graph caption at the end of this Item 5.

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
Details of our repurchases of PNC common stock during the fourth quarter of 2024 are included in the following table.

2024 period In thousands, except per share data	Total shares purchased (a)	Average price paid per share	Total shares purchased as part of publicly announced programs (b)	Maximum number of shares that may yet be purchased under the programs (b)
October 1 – 31	351	$179.94	343	42,319
November 1 – 30	341	$205.22	341	41,978
December 1 – 31	449	$198.89	449	41,529
Total	1,141	$197.11	1,133
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
(b)Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 42% were still available for repurchase at December 31, 2024. First quarter 2025 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%. Under the SCB framework, we repurchased 3.5 million shares in 2024 and 4.0 million shares in 2023.

Common Stock Performance Graph
This graph shows the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2024, as compared with: (i) a selected peer group as set forth below and referred to as the “Peer Group”; (ii) an overall stock market index, the S&P 500 Index; and (iii) a published industry index, the KBW Bank Index. The yearly points marked on the horizontal axis of the graph correspond to December 31 of each year. The stock performance graph assumes that $100 was invested at market close on December 31, 2019 for the five-year period and that dividends were reinvested. The table below the graph shows the resultant compound annual growth rate for the performance period.

For the year ended December 31, 2024, to enhance comparability to peer disclosures, we have selected the KBW Bank Index to be used in place of the S&P 500 Banks in this comparison. The KBW Bank Index is used by the majority of our peers and includes banking stocks representing the 24 leading national money centers, regional banks and thrift institutions. S&P 500 Banks is included in the graph and table below for the purpose of providing comparative returns for the two indices.
34    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Comparison of Cumulative Five Year Total Return
Dollars
300
250
200
150
100
50
0
Dec19
Dec20
Dec21
Dec22
Dec23
Dec24
PNC
S&P 500 Index
S&P 500 Banks
KBW Bank Index
Peer Group

	Base Period	Assumes $100 investment at Close of Market on December 31, 2019 Total Return = Price change plus reinvestment of dividends					5-Year Compound Growth Rate
	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024
PNC	$100	$97.3	$134.4	$109.5	$112.4	$145.5	7.8%
S&P 500 Index	$100	$118.4	$152.3	$124.7	$157.5	$196.8	14.5%
S&P 500 Banks	$100	$86.2	$116.8	$94.4	$104.7	$144.7	7.7%
KBW Bank Index	$100	$89.7	$124.1	$97.5	$96.7	$132.6	5.8%
Peer Group	$100	$91.1	$126.3	$99.2	$103.7	$143.4	7.5%

The Peer Group for the preceding chart and table above consists of the following companies: Bank of America Corporation; Capital One Financial Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; Regions Financial Corporation; The PNC Financial Services Group, Inc.; Truist Financial Corporation; U.S. Bancorp; and Wells Fargo & Company. This Peer Group was approved for 2024 by the Board’s Personnel and Compensation Committee, and the Committee has approved the same peer group for 2025.
Each yearly point for the Peer Group is determined by calculating the cumulative total shareholder return for each company in the Peer Group from December 31, 2019 to December 31 of that year, or the last business day of that year (End of Month Dividend Reinvestment Assumed) and then using the median of these returns as the yearly value.

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

ITEM 6 – RESERVED

The PNC Financial Services Group, Inc. – 2024 Form 10-K  35

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
36    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Workforce Reduction

During the fourth quarter of 2023, PNC implemented a workforce reduction that was expected to reduce 2024 personnel expense by approximately $325 million annually, on a pre-tax basis. PNC incurred expenses of $150 million in the fourth quarter of 2023 in connection with this workforce reduction.

FDIC Special Assessment

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result, PNC incurred a pre-tax expense of $515 million during the fourth quarter of 2023. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. The fourth quarter of 2024 included an $18 million pre-tax reduction of the FDIC special assessment.

Second Quarter 2024 Significant Items

In the second quarter of 2024, PNC participated in the Visa exchange program, allowing PNC to convert its Visa Class B-1 common shares into approximately equal amounts of Visa Class B-2 common shares and Visa Class C common shares. This conversion event resulted in a gain of $754 million related to the Visa Class C common shares received. PNC retained the Visa Class B-2 common shares. The second quarter of 2024 also included Visa Class B-2 derivative fair value adjustments of negative $116 million and a $120 million expense related to a PNC Foundation contribution. During the second quarter, PNC also repositioned the investment securities portfolio, selling low-yielding investment securities for net proceeds of $3.8 billion, resulting in a loss of $497 million. PNC redeployed the full proceeds from the sale into higher-yielding investment securities. The combined impact of all of these significant items on pre-tax noninterest income and pre-tax noninterest expense in the second quarter of 2024 was $141 million and $120 million, respectively.

Hurricanes Helene and Milton

During September 2024, Hurricane Helene made landfall in Florida’s panhandle, impacting a large region of the southeastern United States, including the southern Appalachians. In October 2024, Hurricane Milton made landfall on the central west coast of Florida, causing widespread damage across the state. The storms resulted in property damage to our customers, the closing or disruption of many businesses, including some of PNC’s branches and facilities and damage to the community infrastructure. We evaluated the impact to our businesses, and, based on our assessments to date, these storms did not have a material impact on our operating results, including credit losses.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  37

Selected Financial Data

The following tables include selected financial data which should be reviewed in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Report as well as the other disclosures in this Report concerning our historical financial performance, our future prospects and the risks associated with our business and financial performance.

Table 1: Summary of Operations, Per Common Share Data and Performance Ratios

	Year ended December 31
Dollars in millions, except per share data	2024	2023	2022
Summary of Operations
Net interest income	$13,499	$13,916	$13,014
Noninterest income	8,056	7,574	8,106
Total revenue	21,555	21,490	21,120
Provision for credit losses	789	742	477
Noninterest expense	13,524	14,012	13,170
Income before income taxes and noncontrolling interests	7,242	6,736	7,473
Income taxes	1,289	1,089	1,360
Net income	$5,953	$5,647	$6,113
Net income attributable to common shareholders	$5,529	$5,153	$5,735
Per Common Share
Diluted earnings	$13.74	$12.79	$13.85
Book value per common share	$122.94	$112.72	$99.93
Tangible book value per common share (non-GAAP) (a)	$95.33	$85.08	$72.12
Performance Ratios
Net interest margin (non-GAAP) (b)	2.66%	2.76%	2.65%
Noninterest income to total revenue	37%	35%	38%
Efficiency	63%	65%	62%
Return on:
Average common shareholders’ equity	11.92%	12.35%	13.52%
Average assets	1.05%	1.01%	1.11%
(a)See explanation and reconciliation of this non-GAAP measure in the Non-GAAP Financial Information section of this Item 7.
(b)See explanation and reconciliation of this non-GAAP measure in the Average Consolidated Balance Sheet and Net Interest Analysis and Non-GAAP Financial Information sections of this Item 7.

Table 2: Balance Sheet Highlights and Other Selected Ratios

	December 31
Dollars in millions, except as noted	2024	2023
Balance Sheet Highlights
Assets	$560,038	$561,580
Loans	$316,467	$321,508
Allowance for loan and lease losses	$4,486	$4,791
Interest-earning deposits with banks	$39,347	$43,804
Investment securities	$139,732	$132,569
Total deposits	$426,738	$421,418
Borrowed funds	$61,673	$72,737
Total shareholders’ equity	$54,425	$51,105
Common shareholders’ equity	$48,676	$44,864
Other Selected Ratios
Common equity Tier 1	10.5%	9.9%
Dividend payout	45.9%	47.8%
Loans to deposits	74%	76%
Common shareholders’ equity to total assets	8.7%	8.0%
Average common shareholders’ equity to average assets	8.2%	7.5%

38    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Income Statement Highlights

Net income for 2024 was $6.0 billion or $13.74 per diluted common share, an increase of $0.4 billion, or 5%, compared to net income of $5.6 billion, or $12.79 per diluted common share, for 2023. The increase was primarily due to lower noninterest expense and higher noninterest income, partially offset by lower net interest income.
•Total revenue was stable at $21.6 billion.
•Net interest income decreased $0.4 billion, or 3%, to $13.5 billion as the benefit of higher interest-earning asset yields and balances was more than offset by increased funding costs.
•Net interest margin decreased to 2.66% for 2024 compared to 2.76% for 2023.
•Noninterest income increased $0.5 billion, or 6%, to $8.1 billion primarily driven by higher capital markets and advisory fees.
•Provision for credit losses was $789 million in 2024 reflecting the impact of net charge-offs, primarily in our commercial real estate, commercial and industrial and credit card loan classes, and a net decline in the ACL due to improved macroeconomic factors and portfolio activity. Provision for credit losses was $742 million in 2023.
•Noninterest expense decreased $488 million, or 3%, to $13.5 billion compared to 2023 reflecting lower costs related to the FDIC’s special assessment and lower personnel expense, partially offset by a PNC Foundation contribution expense of $120 million in the second quarter of 2024 and impairments of $97 million in the fourth quarter of 2024 primarily related to technology investments. Costs related to the FDIC special assessment were $112 million in 2024 compared to $515 million in 2023. Noninterest expense in 2023 also included $150 million of workforce reduction charges.

For additional detail, see the Consolidated Income Statement Review section of this Item 7.

Balance Sheet Highlights
Our balance sheet was well positioned at December 31, 2024. In comparison to December 31, 2023:
•Total assets were stable and included higher securities balances, partially offset by lower loans outstanding and lower balances held with the Federal Reserve Bank.
•Total loans decreased $5.0 billion, or 2%, to $316.5 billion.
•Total commercial loans decreased $3.4 billion, or 2%, to $216.2 billion, due to lower utilization of loan commitments and commercial real estate paydowns.
•Total consumer loans decreased $1.6 billion, or 2%, to $100.3 billion, as growth in automobile loans was more than offset by declines in the remaining portfolios as paydowns outpaced originations.
•Investment securities increased $7.2 billion, or 5%, to $139.7 billion, due to increased purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities.
•Interest earning deposits with banks, primarily with the Federal Reserve Bank, decreased $4.5 billion, or 10%, to $39.3 billion, primarily due to lower borrowed funds and higher securities balances, partially offset by higher deposits and lower loan balances.
•Total deposits increased $5.3 billion, or 1%, to $426.7 billion, reflecting higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Interest-bearing deposits increased due to higher commercial balances, partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances.
•Borrowed funds of $61.7 billion decreased $11.1 billion, or 15%, due to lower FHLB advances, partially offset by parent company senior debt issuances.

For additional detail, see the Consolidated Balance Sheet Review section of this Item 7.

Credit Quality Highlights
2024 reflected strong credit quality performance.
•At December 31, 2024 compared to December 31, 2023:
•Overall loan delinquencies of $1.4 billion were stable.
•The ACL related to loans, which consists of the ALLL and the allowance for unfunded lending related commitments, totaled $5.2 billion and $5.5 billion at December 31, 2024, and 2023, respectively. The reserve change was driven by improved macroeconomic factors as well as portfolio activity. ACL to total loans was 1.64% and 1.70% at December 31, 2024 and 2023, respectively.
•Nonperforming assets of $2.4 billion increased $141 million, or 6%, primarily due to higher commercial real estate nonperforming loans.
•Net charge-offs of $1.0 billion or 0.33% of average loans in 2024 increased $331 million compared to net charge-offs of $710 million or 0.22% of average loans for 2023, reflecting higher commercial and consumer net loan charge-offs.

For additional detail, see the Credit Risk Management portion of the Risk Management section of this Item 7.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  39

Capital and Liquidity Highlights

We maintained strong capital and liquidity positions during 2024.
•Common shareholders’ equity increased $3.8 billion to $48.7 billion at December 31, 2024, due to the benefit of net income and an improvement in AOCI, partially offset by common dividends paid and common share repurchases.
•In 2024, we returned $3.1 billion of capital to shareholders through dividends on common shares of $2.5 billion and repurchases of 3.5 million common shares for $0.6 billion.
•PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%. See the Supervision and Regulation section of Item 1 and the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more details on the SCB and our common shares still available for repurchase.
•On January 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share to be paid on February 5, 2025 to shareholders of record at the close of business January 15, 2025.
•The Basel III CET1 capital ratio increased to 10.5% at December 31, 2024 from 9.9% at December 31, 2023.
•PNC elected a five-year transition provision effective March 31, 2020 to delay until December 31, 2021 the full impact of the CECL standard on regulatory capital, followed by a three-year transition period. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital. The estimated CET1 fully implemented ratio was 10.5% at December 31, 2024 compared to 9.8% at December 31, 2023.

PNC’s ability to take certain capital actions, including returning capital to shareholders, is subject to PNC meeting or exceeding an SCB established by the Federal Reserve Board in connection with the Federal Reserve Board’s CCAR process. See additional discussion of the CCAR process in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for more detail on our 2024 capital and liquidity actions as well as our capital ratios.

Business Outlook
Statements regarding our business outlook are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking financial statements are subject, among other things, to the risk that economic and financial market conditions will be substantially different than those we are currently expecting and do not take into account potential legal and regulatory contingencies. These statements are based on our views that:
•The labor market remains strong, and job and income gains will continue to support consumer spending growth in the near term. PNC’s baseline forecast is for continued expansion, but slower economic growth in 2025 than in 2024. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
•Real GDP growth in 2025 and 2026 will be approximately 2%, and the unemployment rate will remain somewhat above 4% throughout 2025 and into 2026. There will be little progress on inflation in 2025; wage pressures will abate, but higher tariffs will offset this, and inflation will remain above the Federal Reserve’s 2% objective throughout 2025.
•Little progress on inflation this year will limit monetary easing. PNC expects two additional federal funds rate cuts of 25 basis points each in 2025, one in May and one in July. The federal funds rate will be in a range between 3.75% and 4.00% in the second half of 2025, and remain in that range into 2026.

See Item 1A Risk Factors and the Cautionary Statement Regarding Forward-Looking Information section in this Item 7 for other factors that could cause future events to differ, perhaps materially, from those anticipated in these forward-looking statements.

For the full year 2025, compared to full year 2024, we expect:
•Average loans to be stable,
•Spot loans to be up 2% to 3%,
•Net interest income to be up 6% to 7%,
•Noninterest income to be up approximately 5%,
•Revenue to be up approximately 6%,
•Noninterest expense to be up approximately 1%, and
•The effective tax rate to be approximately 19%.

For the first quarter of 2025, compared to the fourth quarter of 2024, we expect:
•Average loans to be down approximately 1%,
•Net interest income to be down 2% to 3%,
•Fee income to be stable,
40    The PNC Financial Services Group, Inc. – 2024 Form 10-K

•Other noninterest income to be between $150 million and $200 million,
•Revenue to be down 1% to 2%,
•Noninterest expense to be down 2% to 3%, and
•Net loan charge-offs to be approximately $300 million.

Noninterest income, other noninterest income and revenue guidance does not forecast net securities gains or losses or Visa activity.
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

CONSOLIDATED INCOME STATEMENT REVIEW
Our Consolidated Income Statement is presented in Item 8 of this Report. For the comparison of 2023 over 2022, see the Consolidated Income Statement Review section in our 2023 Form 10-K.

Net income for 2024 was $6.0 billion, or $13.74 per diluted common share, an increase of $0.4 billion, or 5%, compared to net income of $5.6 billion, or $12.79 per diluted common share, for 2023. The increase was primarily due to lower noninterest expense and higher noninterest income, partially offset by lower net interest income.

Net Interest Income
Table 3: Summarized Average Balances and Net Interest Income (a)

	2024			2023
Year ended December 31 Dollars in millions	Average Balances	Average Yields/ Rates	Interest Income/ Expense	Average Balances	Average Yields/ Rates	Interest Income/ Expense
Assets
Interest-earning assets
Investment securities	$140,742	2.94%	$4,144	$140,351	2.54%	$3,568
Loans	319,794	6.08%	19,456	323,520	5.69%	18,423
Interest-earning deposits with banks	43,145	5.34%	2,303	36,645	5.19%	1,902
Other	9,135	6.70%	612	8,884	6.33%	562
Total interest-earning assets/interest income	$512,816	5.17%	26,515	$509,400	4.80%	24,455
Liabilities
Interest-bearing liabilities
Interest-bearing deposits	$324,435	2.59%	8,401	$315,393	2.10%	6,609
Borrowed funds	74,061	6.05%	4,484	67,282	5.62%	3,783
Total interest-bearing liabilities/interest expense	$398,496	3.23%	12,885	$382,675	2.72%	10,392
Net interest margin/income (non-GAAP)		2.66%	13,630		2.76%	14,063
Taxable-equivalent adjustments			(131)			(147)
Net interest income (GAAP)			$13,499			$13,916
(a)Interest income calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income and yields for all interest-earning assets, as well as net interest margins, we use interest income on a taxable-equivalent basis in calculating average yields and net interest margins by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP on the Consolidated Income Statement. For more information, see the Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) of this Item 7.

Changes in net interest income and margin result from the interaction of the volume and composition of interest-earning assets and related yields, interest-bearing liabilities and related rates paid, and noninterest-bearing sources of funding. See the Average Consolidated Balance Sheet and Net Interest Analysis section of this Item 7 for additional information.

Net interest income decreased $0.4 billion, or 3%, and net interest margin decreased 10 basis points in 2024 compared with 2023 as the benefit of higher interest-earning asset yields and balances were more than offset by increased funding costs.

Average investment securities were stable as net purchase activity of available-for-sale securities was offset by portfolio paydowns and maturities of held-to-maturity securities. Average investment securities represented 27% of average interest-earning assets in 2024 compared to 28% in 2023.

Average loans decreased $3.7 billion, or 1%, primarily due to lower average utilization of commercial loan commitments. Average loans represented 62% of average interest-earning assets in 2024 compared to 64% in 2023.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  41

Average interest-earning deposits with banks increased $6.5 billion, or 18%, primarily due to higher borrowed funds and lower loan balances, partially offset by lower deposits.

Average interest-bearing deposits increased $9.0 billion, or 3%, reflecting growth in commercial deposits, partially offset by a decline in consumer balances. In total, average interest-bearing deposits represented 81% of average interest-bearing liabilities in 2024 compared to 82% in 2023.

Average borrowed funds increased $6.8 billion, or 10%, primarily due to parent company senior debt issuances, partially offset by lower FHLB advances.

Further details regarding average loans and deposits are included in the Business Segments Review section of this Item 7.

Noninterest Income
Table 4: Noninterest Income

Year ended December 31			Change
Dollars in millions	2024	2023	$	%
Noninterest income
Asset management and brokerage	$1,485	$1,412	$73	5%
Capital markets and advisory	1,250	952	298	31%
Card and cash management	2,770	2,733	37	1%
Lending and deposit services	1,259	1,233	26	2%
Residential and commercial mortgage	581	625	(44)	(7)%
Other income
Gain on Visa shares exchange program	754		754	*
Securities gains (losses)	(500)	(2)	(498)	*
Other	457	621	(164)	(26)%
Total other income	711	619	92	15%
Total noninterest income	$8,056	$7,574	$482	6%
 *- Not Meaningful

Noninterest income as a percentage of total revenue was 37% for 2024 and 35% for 2023.

Asset management and brokerage fees increased reflecting the impact of higher average equity markets as well as higher annuity sales. PNC’s discretionary client assets under management increased to $211 billion at December 31, 2024 compared to $189 billion at December 31, 2023, primarily due to higher spot equity markets. Capital markets and advisory fees increased primarily due to higher merger and acquisition advisory activity and increased underwriting fees. Card and cash management revenue growth was driven by higher treasury management product revenue. Lending and deposit services grew as a result of increased customer activity. Residential and commercial mortgage decreased due to lower residential mortgage banking activities. Other noninterest income increased compared to 2023 driven by the benefit of significant items in the second quarter of 2024, partially offset by lower private equity revenue.

Further details regarding our customer-related trading activities are included in the Market Risk Management – Customer-Related Trading Risk portion of the Risk Management section of this Item 7. Further details regarding private and other equity investments are included in the Market Risk Management – Equity and Other Investment Risk section.

42    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Noninterest Expense
Table 5: Noninterest Expense

Year ended December 31			Change
Dollars in millions	2024	2023	$	%
Noninterest expense
Personnel	$7,302	$7,428	$(126)	(2)%
Occupancy	954	982	(28)	(3)%
Equipment	1,527	1,411	116	8%
Marketing	362	350	12	3%
Other	3,379	3,841	(462)	(12)%
Total noninterest expense	$13,524	$14,012	$(488)	(3)%

Noninterest expense decreased compared to 2023 reflecting lower costs related to the FDIC’s special assessment and lower personnel expense, partially offset by a PNC Foundation contribution expense of $120 million in the second quarter of 2024 and impairments of $97 million in the fourth quarter of 2024 primarily related to technology investments. Costs related to the FDIC special assessment were $112 million in 2024 compared to $515 million in 2023. Noninterest expense in 2023 also included $150 million of workforce reduction charges.

We exceeded our 2024 continuous improvement program savings goal of $450 million. In 2025, our continuous improvement program goal will be $350 million.

Effective Income Tax Rate
The effective income tax rate was 17.8% for 2024 compared with 16.2% for 2023.

The effective tax rate is generally lower than the statutory rate primarily due to tax credits we receive from our investments in low- income housing and new markets investments, as well as earnings on other tax exempt investments. Additional information regarding our effective tax rate is included in the Reconciliation of Statutory and Effective Tax Rates table in Note 18 Income Taxes.
Provision for (Recapture of) Credit Losses
Table 6: Provision for (Recapture of) Credit Losses

Year ended December 31
Dollars in millions	2024	2023
Provision for (recapture of) credit losses
Loans and leases	$741	$792
Unfunded lending related commitments	56	(31)
Investment securities	(10)	(18)
Other financial assets	2	(1)
Total provision for (recapture of) credit losses	$789	$742

Provision for credit losses is driven by net charge-offs and changes to the ACL. The provision for credit losses was $789 million in 2024 reflecting the impact of net charge-offs, primarily in our commercial real estate, commercial and industrial and credit card loan classes, and a net decline in the ACL due to improved macroeconomic factors and portfolio activity.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  43

CONSOLIDATED BALANCE SHEET REVIEW
The summarized balance sheet data in Table 7 is based upon our Consolidated Balance Sheet in Item 8 of this Report. For additional detail of the comparison of 2023 over 2022, see the Consolidated Balance Sheet Review section in our 2023 Form 10-K.
Table 7: Summarized Balance Sheet Data

	December 31	December 31	Change
Dollars in millions	2024	2023	$	%
Assets
Interest-earning deposits with banks	$39,347	$43,804	$(4,457)	(10)%
Loans held for sale	850	734	116	16%
Investment securities	139,732	132,569	7,163	5%
Loans	316,467	321,508	(5,041)	(2)%
Allowance for loan and lease losses	(4,486)	(4,791)	305	6%
Mortgage servicing rights	3,711	3,686	25	1%
Goodwill	10,932	10,932		—
Other	53,485	53,138	347	1%
Total assets	$560,038	$561,580	$(1,542)	—
Liabilities
Deposits	$426,738	$421,418	$5,320	1%
Borrowed funds	61,673	72,737	(11,064)	(15)%
Allowance for unfunded lending related commitments	719	663	56	8%
Other	16,439	15,621	818	5%
Total liabilities	505,569	510,439	(4,870)	(1)%
Equity
Total shareholders’ equity	54,425	51,105	3,320	6%
Noncontrolling interests	44	36	8	22%
Total equity	54,469	51,141	3,328	7%
Total liabilities and equity	$560,038	$561,580	$(1,542)	—
Our balance sheet was well positioned at December 31, 2024. In comparison to December 31, 2023:
•Total assets were stable reflecting higher securities balances, partially offset by lower loans outstanding and lower balances held with the Federal Reserve Bank.
•Total liabilities were stable and included lower borrowed funds, partially offset by higher deposits.
•Total equity increased due to the benefit of net income and an improvement in AOCI, partially offset by dividends paid, common shares repurchased and a preferred stock redemption.

The ACL related to loans totaled $5.2 billion and $5.5 billion at December 31, 2024 and 2023, respectively. The reserve change was driven by improved macroeconomic factors as well as portfolio activity. See the following for additional information regarding our ACL related to loans:
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
44    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Loans
Table 8: Loans

	December 31	December 31	Change
Dollars in millions	2024	2023	$	%
Commercial
Commercial and industrial	$175,790	$177,580	$(1,790)	(1)%
Commercial real estate	33,619	35,436	(1,817)	(5)%
Equipment lease financing	6,755	6,542	213	3%
Total commercial	216,164	219,558	(3,394)	(2)%
Consumer
Residential real estate	46,415	47,544	(1,129)	(2)%
Home equity	25,991	26,150	(159)	(1)%
Automobile	15,355	14,860	495	3%
Credit card	6,879	7,180	(301)	(4)%
Education	1,636	1,945	(309)	(16)%
Other consumer	4,027	4,271	(244)	(6)%
Total consumer	100,303	101,950	(1,647)	(2)%
Total loans	$316,467	$321,508	$(5,041)	(2)%
Commercial loans decreased due to lower utilization of loan commitments and commercial real estate paydowns.

Consumer loans decreased as growth in automobile loans was more than offset by declines in the remaining portfolios as paydowns outpaced originations.

For additional information regarding our loan portfolio, see the Credit Risk Management portion of the Risk Management section, Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses.

Investment Securities

Investment securities of $139.7 billion at December 31, 2024 increased $7.2 billion, or 5%, compared to December 31, 2023 due to increased purchase activity, primarily of U.S. Treasury securities, partially offset by portfolio paydowns and maturities.

In the second quarter of 2024, we repositioned the investment securities portfolio and sold available-for-sale securities with a weighted average yield of approximately 1.5% for net proceeds of $3.8 billion. The sale of these securities resulted in a loss of $497 million. We deployed the sale proceeds into available-for-sale securities with a weighted average yield of approximately 5.5%.

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

Table 9: Investment Securities (a)

	December 31, 2024		December 31, 2023
Dollars in millions	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
U.S. Treasury and government agencies	$53,382	$52,075	$44,125	$42,348
Agency residential mortgage-backed	73,760	67,117	73,329	67,925
Non-agency residential mortgage-backed	744	822	844	938
Agency commercial mortgage-backed	3,032	2,875	2,619	2,471
Non-agency commercial mortgage-backed (c)	1,542	1,523	2,286	2,217
Asset-backed (d)	5,733	5,793	6,982	6,984
Other debt (e)	4,998	4,892	5,952	5,850
Total investment securities (f)	$143,191	$135,097	$136,137	$128,733
(a)Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2024 and 2023.
(b)Amortized cost is presented net of the allowance for investment securities, which totaled $91 million at December 31, 2024 and primarily related to non-agency commercial mortgage-backed securities. The comparable amount at December 31, 2023 was $92 million.
(c)Collateralized primarily by multifamily housing, office buildings, retail properties, lodging properties and industrial properties.
(d)Collateralized primarily by consumer credit products, corporate debt and government guaranteed education loans.
(e)Includes state and municipal securities and corporate bonds.
(f)Includes available-for-sale and held-to-maturity securities, which are recorded on our balance sheet at fair value and amortized cost, respectively.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  45

Table 9 presents our investment securities portfolio by amortized cost and fair value. The relationship of fair value to amortized cost at December 31, 2024 primarily reflected the impact of higher interest rates on the valuation of fixed-rate securities. We continually monitor the credit risk in our portfolio and maintain the allowance for investment securities at an appropriate level to absorb expected credit losses on our investment securities portfolio for the remaining contractual term of the securities adjusted for expected prepayments. See Note 2 Investment Securities for additional details regarding the allowance for investment securities.

The duration of investment securities was 3.5 years and 4.2 years at December 31, 2024 and December 31, 2023, respectively. We estimate that at December 31, 2024 the effective duration of investment securities was 3.4 years for an immediate 50 basis points parallel increase in interest rates and 3.5 years for an immediate 50 basis points parallel decrease in interest rates. Comparable amounts at December 31, 2023 for the effective duration of investment securities were 4.1 years and 4.2 years, respectively.

Based on expected prepayment speeds, the weighted-average expected maturity of the investment securities portfolio was 5.3 years at December 31, 2024 compared to 5.5 years at December 31, 2023.
Table 10: Weighted-Average Expected Maturities of Mortgage and Asset-Backed Debt Securities

December 31, 2024	Years
Agency residential mortgage-backed	6.9
Non-agency residential mortgage-backed	10.3
Agency commercial mortgage-backed	4.1
Non-agency commercial mortgage-backed	0.6
Asset-backed	2.2
Additional information regarding our investment securities portfolio is included in Note 2 Investment Securities and Note 14 Fair Value.

Funding Sources
Table 11: Details of Funding Sources

	December 31	December 31	Change
Dollars in millions	2024	2023	$	%
Deposits
Noninterest-bearing	$92,641	$101,285	$(8,644)	(9)%
Interest-bearing
Money market	73,801	65,594	8,207	13%
Demand	128,810	124,848	3,962	3%
Savings	97,147	98,122	(975)	(1)%
Time deposits	34,339	31,569	2,770	9%
Total interest-bearing deposits	334,097	320,133	13,964	4%
Total deposits	426,738	421,418	5,320	1%
Borrowed funds
Federal Home Loan Bank advances	22,000	38,000	(16,000)	(42)%
Senior debt	32,497	26,836	5,661	21%
Subordinated debt	4,104	4,875	(771)	(16)%
Other	3,072	3,026	46	2%
Total borrowed funds	61,673	72,737	(11,064)	(15)%
Total funding sources	$488,411	$494,155	$(5,744)	(1)%

Deposits are considered an attractive source of funding due to their stability and relatively low cost to fund. Compared to December 31, 2023, our funding source composition included lower borrowed funds and higher deposit balances.

Total deposits increased reflecting higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Interest-bearing deposits increased due to higher commercial balances partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances. This shift in deposit composition contributed to an increase in funding costs for the year ended December 31, 2024 compared to the same period in 2023. Our total brokered deposit balances of $7.3 billion at December 31, 2024 and $11.0 billion at December 31, 2023, were significantly below both our internal and regulatory guidelines and limits.

Borrowed funds decreased due to lower FHLB advances, partially offset by parent company senior debt issuances.
46    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The level and composition of borrowed funds fluctuates over time based on many factors, including market conditions, capital considerations, and funding needs, which are primarily driven by changes in loan, deposit and investment securities balances. While our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses, we also manage our borrowed funds to provide a reliable source of liquidity for our banking and other activities, considering our LCR and NSFR requirements and other internal and external guidelines and constraints. See the Liquidity and Capital Management portion of the Risk Management section of this Item 7 for additional information regarding our 2024 liquidity and capital activities. See Note 9 Borrowed Funds for additional information related to our borrowings. See Average Consolidated Balance Sheet and Net Interest Analysis and Analysis of Year-to-Year Changes in Net Interest Income sections of this Item 7 for additional information on year-over-year volume and related funding cost changes.

Shareholders’ Equity
Total shareholders’ equity was $54.4 billion at December 31, 2024, an increase of $3.3 billion compared to December 31, 2023, primarily due to increases related to net income of $6.0 billion and an improvement in AOCI of $1.1 billion, partially offset by dividends paid of $2.9 billion, common share repurchases of $0.6 billion and a preferred stock redemption of $0.5 billion.

BUSINESS SEGMENTS REVIEW

During the fourth quarter of 2024, we adopted ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In connection with this adoption, the presentation of our business segment results has been updated to reflect significant segment-level expense information. See Note 1 Accounting Policies and Note 22 Segment Reporting for additional information related to our adoption of this ASU.

We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance.

Total business segment financial results differ from our consolidated reporting due to the remaining corporate operations, or other activities, that do not meet the criteria for disclosure as a separate reportable business. These other activities include residual activities such as asset and liability management activities including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations. See Table 121 in Note 22 Segment Reporting for additional information.

Certain amounts included in this Business Segments Review differ from those amounts shown in Note 22, primarily due to the presentation in this Financial Review of business net interest income on a taxable-equivalent basis.

See Note 22 Segment Reporting for additional information on our business segments, including a description of each business.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  47

Retail Banking
Retail Banking’s core strategy is to build lifelong, primary relationships by creating a sense of financial well-being and ease for our clients. Over time, we seek to deepen those relationships by meeting the broad range of our clients’ financial needs across savings, liquidity, lending, payments, investment and retirement solutions. We work to deliver these solutions in the most seamless and efficient way possible, meeting our customers where they are - whether in a branch, through digital channels, at an ATM or through our phone-based customer contact centers - while continuously optimizing the cost to sell and service. We believe that, over time, we can grow our customer base, enhance the breadth and depth of our client relationships and improve our efficiency through differentiated products and leading digital channels.

Table 12: Retail Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$10,933	$9,974	$959	10%
Noninterest income	3,582	2,951	631	21%
Total revenue	14,515	12,925	1,590	12%
Provision for credit losses	362	396	(34)	(9)%
Noninterest expense
Personnel	2,189	2,266	(77)	(3)%
Segment allocations (a)	3,653	3,571	82	2%
Depreciation and amortization	312	330	(18)	(5)%
Other (b)	1,377	1,388	(11)	(1)%
Total noninterest expense	7,531	7,555	(24)	—
Pretax earnings	6,622	4,974	1,648	33%
Income taxes	1,545	1,163	382	33%
Noncontrolling interests	39	43	(4)	(9)%
Earnings	$5,038	$3,768	$1,270	34%
Average Balance Sheet
Loans held for sale	$746	$569	$177	31%
Loans
Consumer
Residential real estate	$34,068	$35,156	$(1,088)	(3)%
Home equity	24,390	24,598	(208)	(1)%
Automobile	14,960	14,943	17	—
Credit card	6,838	7,020	(182)	(3)%
Education	1,787	2,090	(303)	(14)%
Other consumer	1,763	1,910	(147)	(8)%
Total consumer	83,806	85,717	(1,911)	(2)%
Commercial	12,781	11,744	1,037	9%
Total loans	$96,587	$97,461	$(874)	(1)%
Total assets	$114,631	$114,914	$(283)	—
Deposits
Noninterest-bearing	$53,064	$58,566	$(5,502)	(9)%
Interest-bearing	195,626	197,589	(1,963)	(1)%
Total deposits	$248,690	$256,155	$(7,465)	(3)%
Performance Ratios
Return on average assets	4.39%	3.28%
Noninterest income to total revenue	25%	23%
Efficiency	52%	58%
(continued on following page)
48    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)

Year ended December 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Supplemental Noninterest Income Information
Asset management and brokerage	$552	$523	$29	6%
Card and cash management	$1,263	$1,323	$(60)	(5)%
Lending and deposit services	$744	$736	$8	1%
Residential and commercial mortgage	$342	$424	$(82)	(19)%
Other income - Gain on Visa shares exchange program	$754	$	$754	*
Residential Mortgage Information
Residential mortgage servicing statistics (in billions, except as noted) (c)
Serviced portfolio balance (d)	$197	$209	$(12)	(6)%
MSR asset value (d)	$2.6	$2.7	$(0.1)	(4)%
Servicing income: (in millions)
Servicing fees, net (e)	$287	$301	$(14)	(5)%
Mortgage servicing rights valuation, net of economic hedge	$5	$53	$(48)	(91)%
Residential mortgage loan statistics
Loan origination volume (in billions)	$6.4	$7.4	$(1.0)	(14)%
Loan sale margin percentage	1.76%	2.34%
Other Information
Credit-related statistics
Nonperforming assets (d)	$848	$834	$14	2%
Net charge-offs - loans and leases	$570	$463	$107	23%
Other statistics
Branches (d) (f)	2,234	2,299	(65)	(3)%
Brokerage account client assets (in billions) (d) (g)	$84	$78	$6	8%
*- Not Meaningful
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense. Amounts for 2024 also include asset impairments primarily related to technology investments.
(c)Represents mortgage loan servicing balances for third parties and the related income.
(d)As of December 31.
(e)Servicing fees net of impact of decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans paid off during the period.
(f)Reflects all branches excluding standalone mortgage offices and satellite offices (e.g., drive-ups, electronic branches and retirement centers) that provide limited products and/or services.
(g)Includes cash and money market balances.

Retail Banking earnings increased $1.3 billion in 2024 compared with 2023 primarily due to higher revenue.

Net interest income increased in the comparison due to wider interest rate spreads on the value of deposits, partially offset by declines in average deposit balances.

Noninterest income increased in the comparison reflecting a gain resulting from PNC’s participation in the Visa exchange program and higher asset management and brokerage fees, partially offset by lower residential and commercial mortgage fees as well as a decline in card and cash management fees.

Provision for credit losses reflected the impact of net charge-offs and a net decline in the ACL due to improved macroeconomic factors and portfolio activity.

Noninterest expense was stable as lower personnel expense offset the impact of asset impairments and increased technology investments.

Retail Banking average total loans were stable in 2024 compared to 2023. Average consumer loans decreased driven by lower residential real estate, as a result of paydowns outpacing new volume, as well as continued declines in education loans from runoff in the government guaranteed portfolio. Average commercial loans increased due to growth in loan commitments utilization, primarily within the automobile dealer segment.

Our focus on growing primary customer relationships is at the core of our deposit strategy in Retail, which is based on attracting and retaining stable, low-cost deposits as a key funding source for PNC. We have taken a disciplined approach to pricing, focused on
The PNC Financial Services Group, Inc. – 2024 Form 10-K  49

retaining relationship-based balances and executing on targeted deposit growth and retention strategies aimed at more rate-sensitive customers. Our goal with regard to deposits is to optimize balances, economics and long-term customer growth. In 2024, average total deposits decreased compared to 2023, and included the impact of quantitative tightening by the Federal Reserve and increased customer spending.

Retail Banking continues to enhance the customer experience with refinements to product and service offerings that drive value for consumers and small businesses, including our new PNC Cash Unlimited® credit card.

As part of our strategic focus on growing customers and meeting their financial needs, we operate and continue to optimize a coast-to-coast network of retail branches, solution centers and ATMs, which are complemented by PNC’s suite of digital capabilities. In 2024, PNC announced it would be investing approximately $1.5 billion, over the next five years, to open more than 200 new branches in key locations, including Atlanta, Austin, Charlotte, Dallas, Denver, Houston, Miami, Orlando, Phoenix, Raleigh, San Antonio, and Tampa, while completing renovations of 1,400 existing locations across the country during the same time period to enhance the customer experience.

50    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Table 13: Corporate & Institutional Banking Table

(Unaudited)
Year ended December 31			Change
Dollars in millions	2024	2023	$	%
Income Statement
Net interest income	$6,412	$5,856	$556	9%
Noninterest income	3,927	3,537	390	11%
Total revenue	10,339	9,393	946	10%
Provision for credit losses	453	398	55	14%
Noninterest expense
Personnel	1,508	1,426	82	6%
Segment allocations (a)	1,497	1,507	(10)	(1)%
Depreciation and amortization	202	211	(9)	(4)%
Other (b)	557	586	(29)	(5)%
Total noninterest expense	3,764	3,730	34	1%
Pretax earnings	6,122	5,265	857	16%
Income taxes	1,374	1,197	177	15%
Noncontrolling interests	19	19		—
Earnings	$4,729	$4,049	$680	17%
Average Balance Sheet
Loans held for sale	$384	$407	$(23)	(6)%
Loans
Commercial
Commercial and industrial	$163,220	$166,289	$(3,069)	(2)%
Commercial real estate	34,208	34,522	(314)	(1)%
Equipment lease financing	6,556	6,422	134	2%
Total commercial	203,984	207,233	(3,249)	(2)%
Consumer	3	6	(3)	(50)%
Total loans	$203,987	$207,239	$(3,252)	(2)%
Total assets	$228,349	$233,337	$(4,988)	(2)%
Deposits
Noninterest-bearing	$42,081	$51,329	$(9,248)	(18)%
Interest-bearing	102,931	91,815	11,116	12%
Total deposits	$145,012	$143,144	$1,868	1%
Performance Ratios
Return on average assets	2.07%	1.74%
Noninterest income to total revenue	38%	38%
Efficiency	36%	40%
(continued on following page)

The PNC Financial Services Group, Inc. – 2024 Form 10-K  51

(Continued from previous page)

(Unaudited)
Year ended December 31			Change
Dollars in millions	2024	2023	$	%
Other Information
Consolidated revenue from: (c)
Treasury Management (d)	$3,922	$3,456	$466	13%
Commercial mortgage banking activities:
Commercial mortgage loans held for sale (e)	$81	$74	$7	9%
Commercial mortgage loan servicing income (f)	353	185	168	91%
Commercial mortgage servicing rights valuation, net of economic hedge	147	118	29	25%
Total	$581	$377	$204	54%
Commercial mortgage servicing statistics
Serviced portfolio balance (in billions) (g) (h)	$290	$288	$2	1%
MSR asset value (g)	$1,085	$1,032	$53	5%
Average Loans by C&IB business
Corporate Banking	$116,494	$117,568	$(1,074)	(1)%
Real Estate	46,061	47,312	(1,251)	(3)%
Business Credit	29,690	29,984	(294)	(1)%
Commercial Banking	7,450	8,024	(574)	(7)%
Other	4,292	4,351	(59)	(1)%
Total average loans	$203,987	$207,239	$(3,252)	(2)%
Credit-related statistics
Nonperforming assets (g)	$1,368	$1,217	$151	12%
Net charge-offs - loans and leases	$484	$266	$218	82%
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(c)See the additional revenue discussion regarding treasury management and commercial mortgage banking activities in the Product Revenue section of this Corporate & Institutional Banking section.
(d)Amounts are reported in net interest income and noninterest income.
(e)Represents commercial mortgage banking income for valuations on commercial mortgage loans held for sale and related commitments, derivative valuations, origination fees, gains on sale of loans held for sale and net interest income on loans held for sale.
(f)Represents net interest income and noninterest income from loan servicing, net of reduction in commercial mortgage servicing rights due to time and payoffs. Commercial mortgage servicing rights valuation, net of economic hedge is shown separately.
(g)As of December 31.
(h)Represents balances related to capitalized servicing.

Corporate & Institutional Banking earnings increased $680 million in 2024 compared with 2023 driven by higher revenue, partially offset by a higher provision for credit losses and increased noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits, partially offset by narrower interest rate spreads on the value of loans and lower average loan balances.

Noninterest income increased in the comparison primarily due to higher capital markets and advisory fees and growth in treasury management product revenue.

Provision for credit losses reflected the impact of net charge-offs and a net decline in the ACL due to improved macroeconomic factors and portfolio activity.

Noninterest expense increased in the comparison primarily due to increased business activity, partially offset by a continued focus on expense management.

Average loans decreased compared with 2023:
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
•Real Estate provides banking, financing, servicing and technology solutions for commercial real estate clients across the country. Average loans for this business declined largely due to paydowns outpacing new production, partially offset by a higher average utilization of loan commitments.
•Business Credit provides asset-based lending and equipment financing solutions. The loan and lease portfolio is mainly secured by business assets. Average loans for this business were stable, primarily driven by new production, partially offset by a lower average utilization of loan commitments.
52    The PNC Financial Services Group, Inc. – 2024 Form 10-K

•Commercial Banking provides lending, treasury management and capital markets related products and services to smaller corporations and businesses. Average loans for this business declined driven by paydowns outpacing new production and lower average utilization of loan commitments.

The deposit strategy of Corporate & Institutional Banking is to remain disciplined on pricing and focused on growing and retaining relationship-based balances over time, executing on customer and segment-specific deposit growth strategies and continuing to provide funding and liquidity to PNC. Average total deposits were stable in 2024 compared to 2023, as growth in interest-bearing deposits was mostly offset a decline in noninterest-bearing deposits. We continue to actively monitor the interest rate environment and make adjustments to our deposit strategy in response to evolving market conditions, bank funding needs and client relationship dynamics.

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

The Treasury Management business provides corporations with cash and investment management services, receivables and disbursement management services, funds transfer services, international payment services and access to online/mobile information management and reporting services. Treasury management revenue is reported in noninterest income and net interest income. Noninterest income includes treasury management product revenue less earnings credits provided to customers on compensating deposit balances used to pay for products and services. Net interest income includes funding credit from all treasury management customer deposit balances. Compared with 2023, treasury management revenue increased due to wider interest rate spreads on the value of deposits and higher product revenue.

Commercial mortgage banking activities include revenue derived from commercial mortgage servicing (both net interest income and noninterest income), revenue derived from commercial mortgage loans held for sale and hedges related to those activities. Total revenue from commercial mortgage banking activities increased in the comparison primarily due to higher commercial mortgage loan servicing income.

Capital markets and advisory includes services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting and customer-related trading. The increase in capital markets and advisory fees in the comparison was mostly driven by higher merger and acquisition advisory fees, higher underwriting fees and an increase in loan syndication fees, partially offset by lower customer-related interest rate derivative trading revenue.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  53

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
Table 14: Asset Management Group Table

(Unaudited)
Year ended December 31			Change
Dollars in millions, except as noted	2024	2023	$	%
Income Statement
Net interest income	$652	$547	$105	19%
Noninterest income	949	905	44	5%
Total revenue	1,601	1,452	149	10%
Provision for (recapture of) credit losses	(3)	(3)		—
Noninterest expense
Personnel	472	494	(22)	(4)%
Segment allocations (a)	454	464	(10)	(2)%
Depreciation and amortization	30	30		—
Other (b)	117	127	(10)	(8)%
Total noninterest expense	1,073	1,115	(42)	(4)%
Pretax earnings	531	340	191	56%
Income taxes	124	80	44	55%
Earnings	$407	$260	$147	57%
Average Balance Sheet
Loans
Consumer
Residential real estate	$11,952	$10,280	$1,672	16%
Other consumer	3,716	4,003	(287)	(7)%
Total consumer	15,668	14,283	1,385	10%
Commercial	761	1,107	(346)	(31)%
Total loans	$16,429	$15,390	$1,039	7%
Total assets	$16,872	$15,812	$1,060	7%
Deposits
Noninterest-bearing	$1,639	$1,782	$(143)	(8)%
Interest-bearing	26,232	25,928	304	1%
Total deposits	$27,871	$27,710	$161	1%
Performance Ratios
Return on average assets	2.41%	1.64%
Noninterest income to total revenue	59%	62%
Efficiency	67%	77%
Supplemental Noninterest Income Information
Asset management fees	$933	$882	$51	6%
Brokerage fees	1	7	(6)	(86)%
Total	$934	$889	$45	5%
Other Information
Nonperforming assets (c)	$28	$39	$(11)	(28)%
Net charge-offs (recoveries) - loans and leases	$2	$(3)	$5	167%
Client Assets Under Administration (in billions) (c) (d)
Discretionary client assets under management
PNC Private Bank	$129	$117	$12	10%
Institutional Asset Management	82	72	10	14%
Total discretionary client assets under management	$211	$189	$22	12%
Nondiscretionary client assets under administration	210	179	31	17%
Total	$421	$368	$53	14%
54    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.
(c)As of December 31.
(d)Excludes brokerage account client assets.

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

Asset Management Group earnings increased $147 million in 2024 compared with 2023 driven by higher revenue and lower noninterest expense.

Net interest income increased in the comparison primarily due to wider interest rate spreads on the value of deposits and higher average loan balances, partially offset by narrower interest rate spreads on the value of loans.

Noninterest income increased in the comparison primarily driven by higher average equity markets, partially offset by the impact of client activity.

Noninterest expense decreased in the comparison reflecting a continued focus on expense management.

Average loans increased compared with 2023 driven by growth in residential mortgage loans.

Average total deposits were stable in the comparison as growth in time deposits and deposit sweep balances was partially offset by declines in savings and money market deposits.

Discretionary client assets under management increased in comparison to the prior year, primarily due to higher spot equity markets as of December 31, 2024.
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

Our ERM Framework is structurally aligned with regulatory enhanced prudential standards and heightened standards promulgated by the Federal Reserve and OCC, respectively, which establish minimum requirements for the design and implementation of a risk governance framework. This Risk Management section describes our ERM Framework, which consists of seven core components that provide executive management and the Board of Directors with an aggregate view of significant risks impacting the organization. The seven core components are risk culture, enterprise strategy (including risk appetite, strategic planning, capital and liquidity planning and stress testing), risk governance and oversight, risk identification, risk assessments, risk controls and monitoring, and risk aggregation and reporting (see the figure below). The overall Risk Management section of this Item 7 also provides an analysis of the firm’s Capital Management and our key areas of risk, which include, but are not limited to Credit, Market, Liquidity and Operational (including Compliance and Information Security). Our use of financial derivatives as part of our overall asset and liability risk management process is also addressed within this Risk Management section.
We operate within a rapidly evolving regulatory and financial services environment. Accordingly, we are actively focused on the timely incorporation of applicable regulatory pronouncements and emerging risks into our ERM Framework.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  55

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
Enterprise Strategy
We seek to ensure that our overall enterprise strategy is within acceptable risk parameters through our risk appetite, strategic planning, capital and liquidity planning and stress testing processes. These components are reviewed and approved at least annually by the Board of Directors or one of its committees.
Risk Appetite: Our risk appetite represents the organization’s desired enterprise risk position, set within our capital-based risk and liquidity capacity to achieve our strategic objectives and business plans. The Enterprise Risk Appetite Statement qualitatively describes the aggregate level of risk we are willing to accept in order to execute our business strategies. Qualitative guiding principles further define each of the risks within our taxonomy to support the risk appetite statement. Risk appetite metrics and limits, including forward-looking metrics, quantitatively measure whether we are operating within our stated risk appetite. Our risk appetite metrics reflect material risks, align with our established Risk Appetite Framework, balance risk and reward, leverage analytics, and are adjusted periodically based on changes in the external and internal risk environments.
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
Capital and Liquidity Planning and Stress Testing: Capital and liquidity planning helps to ensure we are maintaining safe and sound operations and viability. The planning processes and the resulting plans evolve as our overall risks, activities and risk management practices change. Additionally, both plans must align with our strategic planning process. Stress testing is an essential element of the capital planning and liquidity risk management processes. Effective stress testing enables us to consider the estimated effect on the firm’s capital and liquidity positions across various hypothetical macroeconomic scenarios.

56    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
•Human Resources Committee: oversees the compensation of our executive officers and other specified responsibilities related to talent and human capital matters affecting us, including succession planning. The committee is also responsible for evaluating the relationship between risk-taking activities and incentive compensation plans.
•Risk Committee: oversees our enterprise-wide risk structure and the processes established to identify, measure, monitor and manage the organization’s risks and evaluates and approves our risk governance framework.
•Corporate Responsibility Committee: oversees management’s corporate responsibility efforts, internally and externally, to the extent such corporate responsibility efforts are not specifically within the purview of another Board committee (e.g., climate-related risks overseen by the Risk Committee and climate-related financial disclosures overseen by the Audit Committee), and implementation of PNC’s publicly-announced Community Benefits Plan to provide loans, investments and other financial support to bolster economic opportunity for low- and moderate-income individuals and communities and other underserved individuals and communities, and to help remove historic barriers in the banking system.
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
Management Executive Committee – The Management Executive Committee is responsible for guiding the creation and execution of our business strategy across PNC. With this responsibility, the Management Executive Committee executes various strategic approval and review activities, with a focus on capital deployment, business performance and risk management.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  57

Corporate Committees – The Corporate Committees generally operate based on the delegated approval authority from a Board-level Committee, the Management Executive Committee or other Corporate Committees. These Committees operate at the senior management level and are designed to facilitate the review, evaluation, oversight and approval of key business and risk activities.
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
Risk Identification
Risk identification takes place across a variety of risk types throughout the organization. These risk types include, but are not limited to, credit, liquidity, market and operational (which includes, among other types of risk, compliance and information security). Risks are identified based on a balanced use of analytical tools and management judgment for both on- and off-balance sheet exposures. Our governance structure supports risk identification by facilitating assessment of key risk issues, emerging risks and idiosyncratic risks and implementation of mitigation strategies as appropriate. These risks are prioritized based on quantitative and qualitative analysis and assessed against our risk appetite. Multiple tools and approaches are used to help identify and prioritize risks, including Risk Appetite Metrics, Key Risk Indicators, Key Performance Indicators, Risk and Control Self-Assessments, scenario analysis, stress testing and special assessments.

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
Risk Assessments
Once risks are identified, they are evaluated based on quantitative and qualitative analysis to determine whether they are material. Risk assessments support the overall management of an effective ERM Framework and help us to control and monitor our actual risk level and risk management effectiveness. Comprehensive, accurate and timely assessments of risk are essential to an effective ERM Framework. Risk assessments also support the implementation of mitigation strategies, or under certain circumstances, the decision to accept the risk (if there are no feasible alternatives to the business need, or the exposure may be significantly reduced or eliminated within a reasonable time frame through the course of business-as-usual activities). As part of the risk assessment processes, effective risk measurement practices are designed to uncover recurring risks that have been experienced in the past; facilitate the monitoring, understanding, analysis and reporting of known risks, including emerging risks; and reveal unanticipated risks that may not be easy to understand or predict.
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
We design our monitoring and evaluation of risks and controls to provide assurance that policies, procedures and controls are effective and also to identify potential control improvements. Risk monitoring is a daily, ongoing process used by both the first and second line of defense to help ensure compliance with our ERM Framework. Risk monitoring is accomplished in many ways, including performing risk assessments at the business and risk assessment unit level, monitoring an area’s key controls, the timely reporting of issues and establishing a quality control and/or quality assurance function, as applicable.
Risk Aggregation and Reporting
Risk reporting is a comprehensive way to: (i) identify and communicate aggregate risks, including identified concentrations and themes; (ii) escalate instances where we are outside of our risk appetite; (iii) monitor our risk profile in relation to our risk appetite; and (iv) communicate risks and views on the effectiveness of our risk management activities through the governance structure up to the Board of Directors and executive management.
58    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Commercial

Commercial and Industrial
Commercial and industrial loans comprised 56% and 55% of our total loan portfolio at December 31, 2024 and 2023, respectively. The majority of our commercial and industrial loans are secured by collateral that provides a secondary source of repayment should a borrower experience cash generation difficulties. Examples of this collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  59

monitoring the level of credit risk, we also monitor concentrations of credit risk pertaining to both specific industries and geographies that may exist in our portfolio. Our commercial and industrial portfolio is well-diversified across industries as shown in the following table (based on the North American Industry Classification System).

Table 16: Commercial and Industrial Loans by Industry

	December 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Commercial and industrial
Retail/wholesale trade	$30,010	17%	$28,198	16%
Financial services	27,737	16	28,422	16
Manufacturing	27,700	16	28,989	16
Service providers	21,881	12	21,354	12
Real estate related (a)	14,910	8	16,235	9
Technology, media and telecommunications	9,767	6	10,249	6
Health care	9,694	6	9,808	6
Transportation and warehousing	7,320	4	7,733	4
Other industries	26,771	15	26,592	15
Total commercial and industrial loans	$175,790	100%	$177,580	100%
(a)Represents loans to customers in the real estate and construction industries.

Owner occupied commercial real estate loans totaled $9.2 billion and $9.6 billion at December 31, 2024 and 2023, respectively. These loans are included in commercial and industrial loans as the credit decisioning for servicing these loans is based on the financial conditions of the owner, not the ability of the collateral to generate income. Owner occupied commercial real estate loans are well-diversified across industries.

Commercial Real Estate
Commercial real estate loans of $33.6 billion as of December 31, 2024 comprised $19.3 billion related to commercial mortgages on income-producing properties, $8.6 billion of intermediate-term financing loans and $5.7 billion of real estate construction project loans. At December 31, 2023, comparable amounts were $35.4 billion, $21.0 billion, $8.0 billion and $6.4 billion, respectively. Commercial real estate primarily consists of an investment in land and/or buildings held to generate income which serves as the primary source for the repayment of the loan. However, for all commercial real estate assets, the disposition of the assigned collateral serves as a secondary source of repayment for the loan should the borrower experience cash generation difficulties.
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

60    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table presents our commercial real estate loans by geography and property type:

Table 17: Commercial Real Estate Loans by Geography and Property Type

	December 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$5,675	17%	$6,133	17%
Florida	3,807	11	3,738	11
Texas	3,763	11	3,733	11
Virginia	1,476	4	1,590	4
Arizona	1,438	4	1,216	3
Pennsylvania	1,213	4	1,515	4
Maryland	1,169	3	1,344	4
North Carolina	1,150	3	1,142	3
Ohio	1,107	3	1,157	3
Illinois	1,090	3	1,201	3
Other	11,731	37	12,667	37
Total commercial real estate loans	$33,619	100%	$35,436	100%
Property Type (a)
Multifamily	$16,089	48%	$15,590	44%
Office	6,707	20	8,019	23
Industrial/warehouse	3,911	12	4,089	12
Retail	2,090	6	2,490	7
Seniors housing	1,731	5	1,772	5
Hotel/motel	1,567	5	1,760	5
Mixed use	336	1	388	1
Other	1,188	3	1,328	3
Total commercial real estate loans	$33,619	100%	$35,436	100%
(a)Presented in descending order based on loan balances at December 31, 2024.

Commercial Real Estate: Office Portfolio
Given the fundamental change in office demand driven by the acceptance of remote work, real estate performance related to the office sector continues to be an area of uncertainty. At December 31, 2024, our outstanding loan balances in the office portfolio totaled $6.7 billion, or 2.1% of total loans, while additional unfunded loan commitments totaled $0.2 billion. The portfolio is well diversified geographically across our coast-to-coast franchise. Within the office portfolio at December 31, 2024, criticized loans totaled 30.5% and nonperforming loans totaled 12.6%, while delinquencies were 0.6%. As measured at origination, the weighted average LTV for the office portfolio was 58.8%; however, for those loans that received appraisals in 2024, the weighted average LTV for those loans has increased to 81.8% as of December 31, 2024. During 2024, PNC received updated appraisals for 44.8% of the outstanding balance in the office portfolio. While LTV is one consideration, our risk assessment considers a number of factors in assessing the changing conditions affecting the portfolio. As of December 31, 2024, we have established reserves of 13.3% against office loans.

The greatest stress in our office portfolio is observed in multi-tenant office loans, which represents 54.0% of the portfolio at December 31, 2024. Within the multi-tenant classification, criticized levels were 53.0% while nonperforming loans totaled 22.7%, accounting for almost all of the nonperforming office population. For multi-tenant office loans that received appraisals in 2024, the weighted average LTV for those loans was 86.3% at December 31, 2024. During 2024, PNC received updated appraisals for 66.4% of the outstanding balance in the multi-tenant office portfolio. Additionally, commercial real estate charge-offs since the beginning of 2024 have primarily been multi-tenant office loans. Given the higher level of expected stress, this segment has a proportionally higher reserve rate of 19.9% as of December 31, 2024. The remaining 46.0% of the office portfolio is primarily comprised of single-tenant, medical and government tenant properties. These three tenant classifications are performing considerably better, with approximately 3.8% of the book in the criticized loan category and 0.6% in the nonperforming loan category. As of December 31, 2024, the weighted average LTV inclusive of both updated property values and origination-derived values of this book is 59.9%.

The office portfolio remains an elevated area of focus for portfolio management, with internal risk ratings completed quarterly for each asset with the exception of medical office loans, accelerated reappraisal requirements and elevated approval levels for any credit action. Additionally, active management efforts include ongoing performance assessments as well as the review of property, lending and capital markets. Portfolio updates are distributed to senior management weekly. Collateral in the office portfolio is appraised by qualified, independent third-party state certified real estate appraisers. New loans or loans being evaluated for extension or material modification are required to be appraised. The frequency of reappraisals outside of a credit action is based on regulatory and internal requirements. Generally, for loans with heightened risk, a cadence has been established to obtain updated appraisals at least annually
The PNC Financial Services Group, Inc. – 2024 Form 10-K  61

to aid in determining the timing and amount of a charge-off, if deemed necessary. Loans that do not demonstrate a heightened risk are monitored through our ongoing management of the portfolio, including any need for a new appraisal. All appraisals are reviewed by independent qualified real estate valuation personnel. For existing office building loans, PNC employs the as-is market value from third-party appraisals to calculate LTV.

Given the ongoing uncertainty in this area, we expect additional stress in the office sector, and a portion of this stress will bear itself out as we work through maturities that will approximate 40% through December 31, 2025. Upon maturity, and where the balance is not paid in full, an extension may be granted because contractual extension terms are met; alternatively, an extension may be granted based on negotiated terms, and a portion of these extensions may involve the curtailment or charge-off of principal. We continue to actively manage the portfolio, and we believe reserve levels reflect the expected credit losses in the portfolio.

Commercial Real Estate: Multifamily Portfolio
As of December 31, 2024, our outstanding loan balances in the multifamily portfolio totaled $16.1 billion, or 5.1% of total loans, while additional unfunded loan commitments totaled $2.3 billion. Although inflationary pressures, higher interest rates and elevated supply in certain markets have impacted internal risk assessments and regulatory classification in this portfolio, we have not seen a notable change in loan performance at this time with regards to nonperformance, delinquency or charge-offs. Additionally, the portfolio is well diversified geographically across our coast-to-coast franchise. We continue to closely monitor our exposure in this sector.

Consumer

Residential Real Estate
Residential real estate loans primarily consisted of residential mortgage loans at both December 31, 2024 and 2023.

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

The following table presents certain key statistics related to our residential real estate portfolio:

Table 18: Residential Real Estate Loan Statistics

	December 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
California	$19,869	43%	$19,911	42%
Texas	3,748	8	4,009	8
Washington	3,481	7	3,467	7
Florida	3,171	7	3,356	7
New Jersey	1,847	4	1,909	4
New York	1,493	3	1,551	3
Arizona	1,340	3	1,431	3
Pennsylvania	1,197	3	1,229	3
Colorado	1,139	2	1,187	2
North Carolina	963	2	989	2
Other	8,167	18	8,505	19
Total residential real estate loans	$46,415	100%	$47,544	100%
	December 31, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		772
LTV of loan originations		73%		73%
(a)Presented in descending order based on loan balances at December 31, 2024.
(b)Weighted-averages calculated for the twelve months ended December 31, 2024 and 2023, respectively.

We originate residential mortgage loans nationwide through our national mortgage business as well as within our branch network. Residential mortgage loans underwritten to agency standards, including conforming loan amount limits, are typically sold with servicing retained by us. We also originate nonconforming residential mortgage loans that do not meet agency standards, which we retain on our balance sheet. Our portfolio of originated nonconforming residential mortgage loans totaled $41.7 billion at
62    The PNC Financial Services Group, Inc. – 2024 Form 10-K

December 31, 2024 with 46% located in California. Comparable amounts at December 31, 2023 were $42.4 billion and 45%, respectively.

Home Equity
Home equity loans of $26.0 billion as of December 31, 2024 were comprised of $21.3 billion of home equity lines of credit and $4.7 billion of closed-end home equity installment loans. At December 31, 2023, comparable amounts were $26.2 billion, $20.6 billion and $5.6 billion, respectively. Home equity lines of credit are a variable interest rate product with fixed rate conversion options available to certain borrowers.

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

The following table presents certain key statistics related to our home equity portfolio:
Table 19: Home Equity Loan Statistics

	December 31, 2024		December 31, 2023
Dollars in millions	Amount	% of Total	Amount	% of Total
Geography (a)
Pennsylvania	$4,504	17%	$4,745	18%
New Jersey	3,153	12	3,184	12
Florida	2,239	9	2,230	9
Ohio	2,145	8	2,242	9
California	1,743	7	1,580	6
Texas	1,299	5	1,230	5
Maryland	1,209	5	1,237	5
Michigan	1,166	4	1,214	5
Illinois	1,032	4	1,069	4
North Carolina	1,001	4	1,001	4
Other	6,500	25	6,418	23
Total home equity loans	$25,991	100%	$26,150	100%
Lien type
1st lien		49%		52%
2nd lien		51		48
Total		100%		100%
	December 31, 2024		December 31, 2023
Weighted-average loan origination statistics (b)
Loan origination FICO score		773		772
LTV of loan originations		62%		64%
(a)Presented in descending order based on loan balances at December 31, 2024.
(b)Weighted-averages calculated for the twelve months ended December 31, 2024 and 2023, respectively.
Automobile
Auto loans of $15.4 billion as of December 31, 2024 comprised $14.4 billion in the indirect auto portfolio and $1.0 billion in the direct auto portfolio. At December 31, 2023, comparable amounts were $14.9 billion, $13.8 billion and $1.1 billion, respectively. The indirect auto portfolio consists of loans originated primarily through independent franchised dealers, including dealers located in our newer markets. This business is strategically aligned with our core retail banking business.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  63

The following table presents certain key statistics related to our indirect and direct auto portfolios:

Table 20: Auto Loan Statistics

	December 31, 2024	December 31, 2023
Weighted-average loan origination FICO score (a) (b)
Indirect auto	793	788
Direct auto	786	787
Weighted-average term of loan originations - in months (a)
Indirect auto	72	73
Direct auto	64	65
(a)Weighted-averages calculated for the twelve months ended December 31, 2024 and 2023, respectively.
(b)Calculated using the auto enhanced FICO scale.

We continue to focus on borrowers with strong credit profiles as evidenced by the weighted-average loan origination FICO scores noted in Table 20. We offer both new and used auto financing to customers through our various channels. At December 31, 2024, the portfolio balance was composed of 43% new vehicle loans and 57% used vehicle loans. Comparable amounts at December 31, 2023 were 45% and 55%, respectively.

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

The following table presents a summary of nonperforming assets by major category:

Table 21: Nonperforming Assets by Type

	December 31, 2024	December 31, 2023	Change
Dollars in millions			$	%
Nonperforming loans
Commercial	$1,462	$1,307	$155	12%
Consumer (a)	864	873	(9)	(1)%
Total nonperforming loans	2,326	2,180	146	7%
OREO and foreclosed assets	31	36	(5)	(14)%
Total nonperforming assets	$2,357	$2,216	$141	6%
Nonperforming loans to total loans	0.73%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.74%	0.69%
Nonperforming assets to total assets	0.42%	0.39%
Allowance for loan and lease losses to nonperforming loans	193%	220%
Allowance for credit losses to nonperforming loans (b)	224%	250%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged-off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Calculated excluding allowances for investment securities and other financial assets.

Increases in nonperforming assets from December 31, 2023 were primarily driven by higher commercial real estate nonperforming loans.
64    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table provides details on the change in nonperforming assets for the years ended December 31, 2024 and 2023:

Table 22: Change in Nonperforming Assets

In millions	2024	2023
January 1	$2,216	$2,019
New nonperforming assets	2,245	1,999
Charge-offs and valuation adjustments	(685)	(452)
Principal activity, including paydowns and payoffs	(1,112)	(831)
Asset sales and transfers to loans held for sale	(53)	(71)
Returned to performing status	(254)	(448)
December 31	$2,357	$2,216

As of December 31, 2024, approximately 96% of total nonperforming loans were secured by collateral.

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
The following table presents a summary of accruing loans past due by delinquency status:
Table 23: Accruing Loans Past Due (a)

	Amount				% of Total Loans Outstanding
	December 31, 2024	December 31, 2023	Change		December 31, 2024	December 31, 2023
Dollars in millions			$	%
Early stage loan delinquencies
Accruing loans past due 30 to 59 days	$697	$685	$12	2%	0.22%	0.21%
Accruing loans past due 60 to 89 days	288	270	18	7%	0.09%	0.08%
Total early stage loan delinquencies	985	955	30	3%	0.31%	0.30%
Late stage loan delinquencies
Accruing loans past due 90 days or more	397	429	(32)	(7)%	0.13%	0.13%
Total accruing loans past due	$1,382	$1,384	$(2)		0.44%	0.43%
(a)Past due loan amounts include government insured or guaranteed loans of $0.4 billion at both December 31, 2024 and 2023.

Accruing loans past due 90 days or more continue to accrue interest because they are (i) well secured by collateral and are in the process of collection, (ii) managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines, or (iii) certain government insured or guaranteed loans. As such, they are excluded from nonperforming loans.

Loan Modifications
We may provide relief to our customers experiencing financial hardships through a variety of solutions. Commercial loan and lease modifications are based on each individual borrower’s situation, while consumer loan modifications are evaluated under our hardship relief programs. For additional information on our commercial real estate, office-related modification offerings, see the Commercial Real Estate portion of the Credit Risk Management section of this Financial Review.

See Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses for additional information on loan modifications to borrowers experiencing financial difficulty.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  65

The following table provides details on the contractual maturity ranges and interest sensitivity of our loan classes at December 31, 2024.
Table 24: Selected Loan Maturities and Interest Sensitivity

	Loans Due After 1 Year		Contractual Maturity Range
December 31, 2024 In millions	Predetermined Rate	Floating or Adjustable Rate	1 Year or Less	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Gross Loans
Commercial
Commercial and industrial	$17,760	$106,109	$51,921	$109,877	$11,421	$2,571	$175,790
Commercial real estate	4,896	15,049	13,674	18,074	1,504	367	33,619
Equipment lease financing	4,601	319	1,835	4,541	379		6,755
Total commercial	27,257	121,477	67,430	132,492	13,304	2,938	216,164
Consumer
Residential real estate	27,797	17,225	1,393	5,516	15,100	24,406	46,415
Home equity	14,459	10,215	1,317	4,281	7,878	12,515	25,991
Automobile	11,454		3,901	10,492	962		15,355
Credit card			6,879				6,879
Education	580	915	141	568	778	149	1,636
Other consumer	1,083	156	2,788	1,171	68		4,027
Total consumer	55,373	28,511	16,419	22,028	24,786	37,070	100,303
Total loans	$82,630	$149,988	$83,849	$154,520	$38,090	$40,008	$316,467

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

The following discussion provides additional information on our reserves for loans and leases as well as unfunded lending related commitments. See Note 1 Accounting Policies for further discussion on our ACL, including details of our methodologies and discussion of the allowances for investment securities and other financial assets. See also the Critical Accounting Estimates and Judgments section of this Report for further discussion of the assumptions used in the determination of the ACL as of December 31, 2024.

Allowance for Loan and Lease Losses
Our pooled expected credit loss methodology is based upon the quantification of PD, LGD, EAD and the remaining estimated contractual term for a loan, loan segment or lease. We also consider the impact of prepayments and amortization on the estimated contractual term in our expected loss estimates. We use historical data, current borrower characteristics and forecasted economic
66    The PNC Financial Services Group, Inc. – 2024 Form 10-K

variables in quantitative methods to estimate these risk parameters by loan, loan segment or lease. PD represents a quantification of risk of the likelihood that a borrower may not be able to pay their contractual obligation over a defined period of time. LGD describes the estimated magnitude of potential loss if a borrower were to default, and EAD (or utilization rates for certain revolving loans) is the estimated balance outstanding at the expected time of default. These parameters are calculated for each forecasted scenario and the long-run average period, and are combined to generate expected loss estimates by scenario in proportion to the scenario weights.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  67

The following table summarizes our ACL related to loans:

Table 25: Allowance for Credit Losses by Loan Class (a)

	December 31, 2024			December 31, 2023
Dollars in millions	Allowance Amount	Total Loans	% of Total Loans	Allowance Amount	Total Loans	% of Total Loans
Allowance for loans and lease losses
Commercial
Commercial and industrial	$1,605	$175,790	0.91%	$1,806	$177,580	1.02%
Commercial real estate	1,483	33,619	4.41%	1,371	35,436	3.87%
Equipment lease financing	60	6,755	0.89%	82	6,542	1.25%
Total commercial	3,148	216,164	1.46%	3,259	219,558	1.48%
Consumer
Residential real estate	37	46,415	0.08%	61	47,544	0.13%
Home equity	266	25,991	1.02%	276	26,150	1.06%
Automobile	160	15,355	1.04%	173	14,860	1.16%
Credit card	664	6,879	9.65%	766	7,180	10.67%
Education	48	1,636	2.93%	56	1,945	2.88%
Other consumer	163	4,027	4.05%	200	4,271	4.68%
Total consumer	1,338	100,303	1.33%	1,532	101,950	1.50%
Total	$4,486	$316,467	1.42%	$4,791	$321,508	1.49%
Allowance for unfunded lending related commitments	719			663
Allowance for credit losses	$5,205			$5,454
Allowance for credit losses to total loans			1.64%			1.70%
Commercial			1.72%			1.73%
Consumer			1.47%			1.62%
(a)        Excludes allowances for investment securities and other financial assets, which together totaled $114 million and $120 million at December 31, 2024 and 2023, respectively.
68    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table summarizes our loan charge-offs and recoveries:
Table 26: Loan Charge-Offs and Recoveries

Year ended December 31 Dollars in millions	Gross Charge-offs	Recoveries	Net Charge-offs / (Recoveries)	% of Average Loans
2024
Commercial
Commercial and industrial	$328	$119	$209	0.12%
Commercial real estate	358	13	345	0.98%
Equipment lease financing	34	17	17	0.26%
Total commercial	720	149	571	0.26%
Consumer
Residential real estate	3	10	(7)	(0.01)%
Home equity	36	42	(6)	(0.02)%
Automobile	131	97	34	0.23%
Credit card	355	55	300	4.38%
Education	19	6	13	0.73%
Other consumer	171	35	136	3.29%
Total consumer	715	245	470	0.47%
Total	$1,435	$394	$1,041	0.33%
2023
Commercial
Commercial and industrial	$244	$122	$122	0.07%
Commercial real estate	180	6	174	0.48%
Equipment lease financing	18	9	9	0.14%
Total commercial	442	137	305	0.14%
Consumer
Residential real estate	8	13	(5)	(0.01)%
Home equity	21	46	(25)	(0.10)%
Automobile	121	100	21	0.14%
Credit card	319	43	276	3.93%
Education	17	7	10	0.48%
Other consumer	164	36	128	2.77%
Total consumer	650	245	405	0.40%
Total	$1,092	$382	$710	0.22%

Total net charge-offs increased $331 million, or 47%, in 2024 compared to 2023. The increase in the comparison was driven by higher net charge-offs in both our commercial and consumer portfolios, primarily attributable to increases in commercial and industrial, commercial real estate and credit card loan classes.

See Note 1 Accounting Policies and Note 3 Loans and Related Allowance for Credit Losses for additional information.

Climate Change and Other Risks
PNC’s credit risk framework allows for the consideration of the credit risk that may arise, or be accelerated, by climate change, including impacts from physical risk events and risks associated with the transition to a low-carbon economy. These risk events may impact a borrower’s income, cash flow or collateral due to the frequency or severity of weather events, changing market conditions, consumer preferences and demand for products, or changes to the legislative and regulatory landscape. As disruptive events occur, PNC follows a process to determine if enhanced portfolio monitoring, reporting and executive communication is warranted to ensure appropriate oversight and action. Credit Risk Management also participates as members of the Climate Risk Committee which provides a forum for the discussion, assessment, and monitoring of enterprise-wide activities to identify, monitor, manage and report on climate-related risks and issues which may include updates to PNC’s Credit Portfolio Strategy Committee. Credit Risk Management also takes into account potential environmental, human rights and other reputational risks as part of its holistic review of industries and sectors and to the extent those risks may impact credit risk would participate in portfolio decisions regarding those impacts. Outcomes from those climate and other risk reviews may be incorporated into credit policies and risk procedures that govern our risk appetite, credit decisioning, portfolio management and reserve processes. Additionally, PNC has procedures designed to ensure that flood insurance is present for properties as required by applicable regulations, while also monitoring other water-related risks (such as the increased shoreline and coastal erosion) and weather-related events (such as hurricanes and wildfires).

The PNC Financial Services Group, Inc. – 2024 Form 10-K  69

Liquidity and Capital Management

The two fundamental components of liquidity risk are a potential loss assuming we are unable to meet our funding requirements at a reasonable cost, and the potential inability to operate our businesses because adequate contingent liquidity is not available. We manage liquidity risk at the consolidated company level (bank, parent company and all subsidiaries combined) to help ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and stressful circumstances. We also maintain a liquidity position and use liquidity risk management practices that we believe are appropriate considering PNC and PNC Bank’s capital adequacy, risk profile, complexity, activities, and size, as well as applicable regulatory liquidity requirements and associated regulatory practices.

We perform ongoing monitoring of liquidity through a series of early warning indicators tailored to PNC’s risk profile, complexity, activities, and size that may identify a potential market, or PNC-specific, liquidity stress event. In addition, management performs a set of internal liquidity stress tests over multiple time horizons with varying levels of severity and maintains a contingency funding plan to address a potential liquidity stress event. Liquidity-related risk limits and operating guidelines are established within our Enterprise Liquidity Management Policy covering regulatory metrics and various concentration limits. Management committees, including the ALCO, and the Board of Directors and its Risk Committee regularly review compliance with key established limits. PNC was in compliance with all relevant internal and regulatory liquidity limits and guidelines throughout the year for 2024 and 2023.

One of the ways we monitor our liquidity is by reference to the LCR, a regulatory minimum liquidity requirement designed to ensure that covered banking organizations maintain an adequate level of liquidity to meet net liquidity needs over the course of a hypothetical 30-day stress scenario. PNC and PNC Bank calculate the LCR daily and are required to maintain a regulatory minimum of 100%. The LCR for both PNC and PNC Bank exceeded the regulatory minimum requirement throughout the year for 2024 and 2023. Fluctuations in our LCR result from changes to the components of the calculation, including high-quality liquid assets and net cash outflows, as a result of ongoing business activity.

The NSFR is designed to measure the stability of the maturity structure of assets and liabilities of banking organizations over a one-year time horizon. PNC and PNC Bank calculate the NSFR daily and are required to maintain a regulatory minimum of 100%. The NSFR for PNC and PNC Bank exceeded the regulatory minimum requirement throughout the year for 2024 and 2023.

We provide additional information regarding regulatory liquidity requirements and their potential impact on us in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors of this Report.

Sources of Liquidity
Our largest source of liquidity on a consolidated basis is the customer deposit base generated by our banking businesses. These deposits provide relatively stable and low-cost funding. Total deposits increased to $426.7 billion at December 31, 2024 from $421.4 billion at December 31, 2023 reflecting higher interest-bearing deposits, partially offset by lower noninterest-bearing deposits. Interest-bearing deposits increased due to higher commercial balances, partially offset by lower consumer balances. Noninterest-bearing deposit balances decreased due to a decline in both commercial and consumer balances.

The aggregate amount of uninsured deposits, based on the regulatory instructions in the Consolidated Reports of Condition and Income - FFIEC 031, were estimated to be $194.9 billion and $190.3 billion at December 31, 2024 and 2023, respectively. The portion of U.S. time deposits in excess of the FDIC insurance limit or similar state deposit regime was $5.1 billion at December 31, 2024. The majority of our uninsured deposits are related to commercial operating and relationship accounts, which we define as commercial deposit customers who utilize two or more PNC products. See the Funding Sources in the Consolidated Balance Sheet Review and the Business Segments Review of this Item 7 for additional information on our deposits and related strategies.
We may also obtain liquidity through various forms of funding, such as senior notes, subordinated debt, FHLB advances, securities sold under repurchase agreements, commercial paper and other short-term borrowings. See the Funding Sources in the Consolidated Balance Sheet Review of this Item 7 and Note 9 Borrowed Funds included in this Report for additional information related to our borrowings.

Total senior and subordinated debt, on a consolidated basis, increased due to the following activity:
Table 27: Senior and Subordinated Debt

In billions	2024
January 1	$31.7
Issuances	10.0
Calls and maturities	(4.8)
Other	(0.3)
December 31	$36.6
Additionally, PNC maintains access to contingent funding sources that include unused borrowing capacity and certain liquid assets.
70    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

PNC defines our primary contingent liquidity sources as cash held at the Federal Reserve Bank, investment securities and unused borrowing capacity at the FHLB and Federal Reserve Bank. The following table summarizes our primary contingent liquidity sources at December 31, 2024 and December 31, 2023:

Table 28: Primary Contingent Liquidity Sources

In billions	December 31, 2024	December 31, 2023
Cash balance with Federal Reserve Bank	$39.0	$43.3
Investment securities (a)	64.5	98.5
Unused borrowing capacity from FHLB (b)	51.0	35.4
Unused borrowing capacity from Federal Reserve Bank (c)	77.9	47.2
Total available contingent liquidity	$232.4	$224.4
(a)Represents the fair value of investment securities that can be used for pledging or to secure other sources of funding.
(b)At December 31, 2024, total FHLB borrowing capacity was $73.3 billion and total FHLB advances and letters of credit were $22.3 billion. Comparable amounts at December 31, 2023 were $73.4 billion and $38.0 billion, respectively.
(c)Total borrowing capacity with the Federal Reserve Bank was $77.9 billion at December 31, 2024 and $47.2 billion at December 31, 2023. PNC had no outstanding borrowings with the Federal Reserve Bank at December 31, 2024 and 2023.

As part of PNC’s contingency planning, during 2024 we increased the amount of investment securities prepositioned at the Federal Reserve Bank’s Discount Window, supporting our resilience and operational readiness.

Bank Liquidity
In addition to our primary contingent liquidity sources, under PNC Bank’s 2014 bank note program, as amended, PNC Bank may from time to time offer up to $40.0 billion aggregate principal amount outstanding at any one time of its unsecured senior and subordinated notes with maturity dates more than nine months (in the case of senior notes) and five years or more (in the case of subordinated notes) from their date of issue. At December 31, 2024, PNC Bank’s remaining capacity to issue under the program was $32.3 billion.

Under PNC Bank’s 2013 commercial paper program, PNC Bank has the ability to offer up to $10.0 billion of its commercial paper to provide additional liquidity. As of December 31, 2024, there were no issuances outstanding under this program.

Additionally, PNC Bank may also access funding from the parent company through deposits placed at the bank or issuing intercompany unsecured notes.

The following table details PNC Bank note issuances during 2024:

Table 29: PNC Bank Notes Issued

Issuance Date	Amount	Description of Issuance
December 2, 2024	$500 million
$500 million in aggregate principal amount of its senior floating rate notes due January 15, 2027. Interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.500%, beginning on January 15, 2025 until the maturity date of January 15, 2027.

December 2, 2024	$1.25 billion
$1.25 billion in aggregate principal amount of its senior fixed-to-floating rate notes due January 15, 2027. Interest is payable semi-annually in arrears at a fixed rate of 4.775% per annum, on January 15 and July 15 of each year, beginning on January 15, 2025. Beginning on January 15, 2026, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the pricing supplement), plus 0.504%, on April 15, 2026, July 15, 2026, October 15, 2026 and at the maturity date.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  71

The following table details PNC Bank note redemptions during 2024:
Table 30: PNC Bank Notes Redeemed

Redemption Date	Amount	Description of Redemption
November 4, 2024	$200 million
All outstanding senior floating rate bank notes with an original scheduled maturity date of December 2, 2024. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of November 4, 2024.

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

As of December 31, 2024, available parent company liquidity totaled $24.8 billion. Parent company liquidity is held in intercompany cash and investments. For investments with longer durations, the related maturities are aligned with scheduled cash needs, such as the maturity of parent company debt obligations.

The principal source of parent company liquidity is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

There are statutory and regulatory limitations on the ability of a national bank to pay dividends or make other capital distributions or to extend credit to the parent company or its non-bank subsidiaries. The amount available for dividend payments by PNC Bank to the parent company without prior regulatory approval was $7.4 billion at December 31, 2024. See Note 19 Regulatory Matters for further discussion of these limitations.

In addition to dividends from PNC Bank, other sources of parent company liquidity include cash and investments, as well as dividends and loan repayments from other subsidiaries and dividends or distributions from equity investments. We can also generate liquidity for the parent company and PNC’s non-bank subsidiaries through the issuance of debt and equity securities, including certain capital instruments, in public or private markets and commercial paper. Under the parent company’s 2014 commercial paper program, the parent company has the ability to offer up to $5.0 billion of commercial paper to provide additional liquidity. At December 31, 2024, there were no issuances outstanding under this program.

72    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table details Parent Company note issuances during 2024:

Table 31: Parent Company Notes Issued

Issuance Date	Amount	Description of Issuance
January 22, 2024	$1.0 billion
$1.0 billion of senior fixed-to-floating rate notes with a maturity date of January 21, 2028. Interest is payable semi-annually in arrears at a fixed rate of 5.300% per annum, on January 21 and July 21 of each year, beginning on July 21, 2024. Beginning on January 21, 2027, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.342%, on April 21, 2027, July 21, 2027, October 21, 2027 and at the maturity date.

January 22, 2024	$1.5 billion
$1.5 billion of senior fixed-to-floating rate notes with a maturity date of January 22, 2035. Interest is payable semi-annually in arrears at a fixed rate of 5.676% per annum, on January 22 and July 22 of each year, beginning on July 22, 2024. Beginning on January 22, 2034, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.902%, on April 22, 2034, July 22, 2034, October 22, 2034 and at the maturity date.

May 14, 2024	$1.75 billion
$1.75 billion of senior fixed-to-floating rate notes with a maturity date of May 14, 2030. Interest is payable semi-annually in arrears at a fixed rate of 5.492% per annum, on May 14 and November 14 of each year, beginning on November 14, 2024. Beginning on May 14, 2029, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.198%, on August 14, 2029, November 14, 2029, February 14, 2030 and at the maturity date.

July 23, 2024	$1.0 billion	$1.0 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2027. Interest is payable semi-annually in arrears at a fixed rate of 5.102% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2026 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 0.796%, on October 23, 2026, January 23, 2027, April 23, 2027 and at the maturity date.
July 23, 2024	$1.5 billion	$1.5 billion of senior fixed-to-floating rate notes with a maturity date of July 23, 2035. Interest is payable semi-annually in arrears at a fixed rate of 5.401% per annum, on January 23 and July 23 of each year, beginning on January 23, 2025. Beginning on July 23, 2034 interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.599%, on October 23, 2034, January 23, 2035, April 23, 2035 and at the maturity date.
October 21, 2024	$1.5 billion
$1.5 billion of senior fixed-to-floating rate notes with a maturity date of October 21, 2032. Interest is payable semi-annually in arrears at a fixed rate of 4.812% per annum, on April 21 and October 21 of each year, beginning on April 21, 2025. Beginning on October 21, 2031, interest is payable quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.259%, on January 21, 2032, April 21, 2032, July 21, 2032 and at the maturity date.

See Note 24 Subsequent Events for details on the parent company’s issuances of $1.0 billion of its 5.222% senior fixed-to-floating rate notes that mature on January 29, 2031, and $1.75 billion of its 5.575% senior fixed-to-floating rate notes that mature on January 29, 2036.

Parent company senior and subordinated debt carrying value totaled $28.4 billion and $24.0 billion at December 31, 2024 and 2023, respectively.
The following table details Parent Company note redemptions during 2024:
Table 32: Parent Company Notes Redeemed

Redemption Date	Amount	Description of Redemption
October 28, 2024	$1.0 billion
All outstanding senior fixed-to-floating rate notes with an original scheduled maturity date of October 28, 2025. The redemption price was equal to 100% of the principal amount, plus any accrued and unpaid interest to the redemption date of October 28, 2024.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  73

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
The following table presents credit ratings and outlook for PNC as of December 31, 2024:

Table 33: Credit Ratings and Outlook

December 31, 2024
	Moody’s	Standard & Poor’s (a)	Fitch
PNC
Senior debt	A3	A-	A
Subordinated debt	A3	BBB+	A-
Preferred stock	Baa2	BBB-	BBB
PNC Bank
Senior debt	A2	A	A+
Subordinated debt	A3	A-	A
Long-term deposits	Aa3	no rating	AA-
Short-term deposits	P-1	no rating	F1+
Short-term notes	P-1	A-1	F1
PNC
Agency rating outlook	Negative	Stable	Stable
(a) S&P does not provide depositor ratings. PNC Bank’s long term issuer rating is A and short term issuer rating is A-1.

Capital Management
We manage our funding and capital positions by making adjustments to our balance sheet size and composition, issuing or redeeming debt, issuing equity or other capital instruments, executing treasury stock transactions and capital redemptions or repurchases and managing dividend policies and retaining earnings.

On December 2, 2024, PNC redeemed $500 million of depositary shares representing interests in PNC’s fixed-to-floating rate non-cumulative perpetual preferred stock, Series R. Each depositary share represents 1/100th interest in a share of the Series R preferred stock.

In 2024, we returned $3.1 billion of capital to shareholders through dividends on common shares of $2.5 billion and repurchases of 3.5 million common shares for $0.6 billion. Consistent with the SCB framework, which allows for capital return in amounts in excess of the SCB minimum levels, our Board of Directors has authorized a repurchase framework under the previously approved repurchase program of up to 100 million common shares, of which approximately 42% were still available for repurchase at December 31, 2024. First quarter 2025 share repurchase activity is expected to approximate recent quarterly average share repurchase levels. PNC may adjust share repurchase activity depending on market and economic conditions, as well as other factors. PNC’s SCB for the four-quarter period beginning October 1, 2024 is the regulatory minimum of 2.5%.

On January 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share paid on February 5, 2025 to shareholders of record at the close of business January 15, 2025.

See the Supervision and Regulation section of Item 1 Business in this Report for further information concerning the CCAR and
DFAST process and the factors the Federal Reserve takes into consideration in its evaluation of capital plans.

74    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table summarizes our Basel III capital balances and ratios:

Table 34: Basel III Capital

	December 31, 2024
Dollars in millions	Basel III (a)	(Fully Implemented) (estimated) (b)
Common equity Tier 1 capital
Common stock plus related surplus, net of treasury stock	$(4,041)	$(4,041)
Retained earnings	59,524	59,282
Goodwill, net of associated deferred tax liabilities	(10,699)	(10,699)
Other disallowed intangibles, net of deferred tax liabilities	(231)	(231)
Other adjustments/(deductions)	(86)	(86)
Common equity Tier 1 capital (c)	$44,467	$44,225
Additional Tier 1 capital
Preferred stock plus related surplus	5,749	5,749
Tier 1 capital	$50,216	$49,974
Additional Tier 2 capital
Qualifying subordinated debt	2,211	2,211
Eligible credit reserves includable in Tier 2 capital	4,903	5,142
Total Basel III capital	$57,330	$57,327
Risk-weighted assets
Basel III standardized approach risk-weighted assets (d)	$422,399	$422,494
Average quarterly adjusted total assets	$556,962	$556,720
Supplementary leverage exposure (e)	$672,278	$672,277
Basel III risk-based capital and leverage ratios (f)
Common equity Tier 1	10.5%	10.5%
Tier 1	11.9%	11.8%
Total	13.6%	13.6%
Leverage (g)	9.0%	9.0%
Supplementary leverage ratio (e)	7.5%	7.4%
(a)The ratios are calculated to reflect PNC’s election to adopt the CECL five-year transition provisions. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital.
(b)The ratios are calculated to reflect the full impact of CECL and exclude the benefits of the optional five-year transition.
(c)As permitted, PNC and PNC Bank have elected to exclude AOCI related to both available-for-sale securities and pension and other post-retirement plans from CET1 capital.
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

The regulatory agencies have adopted a rule permitting certain banks, including PNC, to delay the estimated impact on regulatory capital stemming from implementing CECL. CECL’s estimated impact on CET1 capital, as defined by the rule, is the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital. See additional discussion of this rule in the Supervision and Regulation section of Item 1 Business and Item 1A Risk Factors.

At December 31, 2024, PNC and PNC Bank were considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements. To qualify as “well capitalized”, PNC must have Basel III capital ratios of at least 6% for Tier 1 risk-based capital and 10% for Total risk-based capital, and PNC Bank must have Basel III capital ratios of at least 6.5% for Common equity Tier 1 risk-based capital, 8% for Tier 1 risk-based capital, 10% for Total risk-based capital and a Leverage ratio of at least 5%.

Federal banking regulators have stated that they expect the largest U.S. BHCs, including PNC, to have a level of regulatory capital well in excess of the regulatory minimum and have required the largest U.S. BHCs, including PNC, to have a capital buffer sufficient
The PNC Financial Services Group, Inc. – 2024 Form 10-K  75

to withstand losses and allow them to meet the credit needs of their customers through estimated stress scenarios. We seek to manage our capital consistent with these regulatory principles, and we believe that our December 31, 2024 capital levels were aligned with them.

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
Market Risk Management
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our involvement in the following activities, among others:
•Traditional banking activities of gathering deposits and extending loans,
•Fixed income securities, derivatives and foreign exchange activities, and securities underwriting as a result of customer activities and our investment portfolio, and
•Other investments, including equity, and activities whose economic values are directly impacted by market factors.

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

NII sensitivity results for the fourth quarters of 2024 and 2023 follow:
Table 35: Net Interest Income Sensitivity Analysis

	Fourth Quarter 2024	Fourth Quarter 2023
Net Interest Income Sensitivity Simulation (a)
Effect on NII in the first year from shocked interest rate:
200 basis point instantaneous increase	(0.6)%	(0.2)%
200 basis point instantaneous decrease	(0.5)%	(0.3)%
(a)The effect on NII in the first year from a 100 basis point instantaneous increase or decrease is not materially different from the 200 basis point scenarios as disclosed above.
When forecasting NII, we make certain key assumptions that can materially impact the resulting sensitivities, including the following:
Future Balance Sheet Composition: Our balance sheet composition is dynamic and based on our forecasted expectations. As of the fourth quarter 2024, the projected balance sheet composition by the end of year one is generally consistent with the spot composition at December 31, 2024.
Balance Sheet Forecast: Our balance sheet forecast is based on various assumptions that include key interest rate risk aspects such as loan and deposit growth, as well as mix, and is consistent with our guidance.
Deposit Betas: Deposit pricing changes are primarily driven by changes in the Federal Funds rate. PNC’s deposit beta was 47% for
December 2024. We define deposit beta as the change in deposit rate paid on total interest-bearing deposits divided by the change in the upper level of the average stated Federal Funds rate range since August 2024, the start of the current easing rate cycle. For rate sensitivity purposes, PNC assumes the cumulative deposit beta will decrease from the current level. Prior to the beginning of the easing cycle, PNC’s beta calculation represented the change in deposit rate paid on interest-bearing non-maturity deposits divided by the change in the upper level of the stated Federal Funds rate since the first quarter of 2022, the start of the rising rate cycle. For interest rate risk modeling, PNC uses dynamic beta models to adjust assumed repricing sensitivity depending on market rate levels as
76    The PNC Financial Services Group, Inc. – 2024 Form 10-K

well as other factors. The dynamic beta assumptions reflect historical experience as well as future expectations, and are periodically updated to reflect the current view of future expectations. Actual deposit rates paid may differ from modeled projections due to variables such as competition for deposits and customer behavior.
Asset Prepayments: PNC includes prepayment assumptions for both loan and investment portfolios. Mortgage and Home Equity portfolios utilize an industry standard model to drive estimated prepayments that increase in lower rate environments. Commercial and other consumer loan portfolios assume static constant prepayment rates that are consistent across rate scenarios, as those portfolios historically do not exhibit significantly different prepayment behaviors based upon the level of market rates.

Impact of Derivatives: As part of our risk management strategy, PNC uses interest rate derivatives, some of which are forward starting, to hedge floating rate commercial loans. PNC had $50.5 billion in active and forward starting receive fix / pay float swaps as of December 31, 2024, with a weighted average duration of 2.4 years and an average fixed rate of 3.45%. As of December 31, 2024 PNC also had collars in place, reflecting $12.5 billion of caps and $12.5 billion of floors, that are used to hedge these commercial loans. Additionally, PNC utilizes receive fix / pay float swaps as a means of hedging fixed rate debt, as well as pay fix / receive float swaps as a means of hedging the investment securities portfolio. See Note 15 Financial Derivatives for additional information on how we use derivatives to hedge these financial instruments.

EVE sensitivity results for the fourth quarter of 2024 and 2023 follow:

Table 36: Economic Value of Equity Sensitivity Analysis

	Fourth Quarter 2024	Fourth Quarter 2023
Economic Value of Equity Sensitivity Simulation
200 basis point instantaneous increase	(6.5)%	(4.3)%
200 basis point instantaneous decrease	0.1%	(3.9)%

EVE measures the present value of all projected future cash flows associated with a point-in-time balance sheet and does not include projected new volume. EVE sensitivity to interest rate changes is a complementary metric to NII sensitivity analysis and represents an estimation of long-term interest rate risk. PNC calculates its EVE sensitivity by measuring the changes in the economic value of assets, liabilities and off-balance sheet instruments in response to an instantaneous +/-200 bps parallel shift in interest rates. Similar to the NII sensitivity analysis, we incorporate dynamic deposit repricing and loan prepayment assumptions. Directionally, higher deposit beta assumptions result in increasing liability sensitivity whereas lower deposit betas increase asset sensitivity. Conceptually similar, higher loan prepayment assumptions cause an increase in asset sensitivity and lower prepayments result in an increase in liability sensitivity. These behavioral modeling assumptions are largely consistent between the EVE and NII sensitivity analyses, and also share the same starting balance sheet position as of December 31, 2024. Deposit attrition is also a significant contributor to EVE sensitivity. Deposit attrition is projected based on a dynamic model developed using long-term historical deposit behavior in addition to management assumptions including accelerated attrition for pandemic related excess deposits. PNC performs various sensitivity analyses to understand the impact of faster and slower deposit attrition, loan prepayments, and deposit betas on our risk metrics, with the results reported to ALCO.

PNC’s EVE exposure was balanced between rising and falling rates at the end of 2023, with modest decreases in EVE resulting under either scenario. By the end of 2024, PNC had moderately higher exposure to rate increases and largely neutral impacts to falling rates, primarily as a result of rate increases in the middle and long portions of the yield curve during 2024.

Compared to the fourth quarter of 2023, there have been no material changes to our NII sensitivity and EVE sensitivity assumptions, including data sources that drive assumptions setting.
Market Risk Management – Customer-Related Trading Risk
We engage in fixed income securities, derivatives and foreign exchange transactions to support our customers’ investing and hedging activities. These transactions, related hedges and the credit and funding valuation adjustment related to our customer derivatives portfolio are marked-to-market daily and reported as customer-related trading activities. We do not engage in proprietary trading of these products.
We use VaR as the primary means to measure and monitor market risk in customer-related trading activities. VaR is used to estimate the probability of portfolio losses based on the statistical analysis of historical market risk factors. A diversified VaR reflects empirical correlations across different asset classes. We calculate a diversified VaR at a 95% confidence interval and the results for 2024 and 2023 were within our acceptable limits.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  77

2024 and 2023 under our diversified VaR measure where actual losses exceeded the prior-day VaR measure. Our portfolio and enterprise-wide VaR models utilize a historical approach with a 500-day look-back period.

Customer-related trading revenue was $122 million in 2024 compared to $137 million in 2023 and is recorded in Capital markets and advisory noninterest income and Other interest income on our Consolidated Income Statement. The decrease was primarily due to lower derivative client sales revenue, partially offset by higher securities client sales revenue.
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
A summary of our equity investments follows:
Table 37: Equity Investments Summary

Dollars in millions	December 31 2024	December 31 2023	Change
			$	%
Tax credit investments	$5,066	$4,331	$735	17%
Private equity and other	4,534	3,983	551	14%
Total	$9,600	$8,314	$1,286	15%

Tax Credit Investments
Included in our equity investments are direct tax credit investments and equity investments held by consolidated entities. These tax credit investment balances included unfunded commitments totaling $2.9 billion and $2.5 billion at December 31, 2024 and 2023, respectively. These unfunded commitments are included in Other liabilities on our Consolidated Balance Sheet.

Note 4 Loan Sale and Servicing Activities and Variable Interest Entities has further information on tax credit investments.

Private Equity and Other
The largest component of our other equity investments is our private equity portfolio. The private equity portfolio is an illiquid portfolio consisting of mezzanine and equity investments that vary by industry, stage and type of investment. Private equity investments carried at estimated fair value totaled $2.3 billion at December 31, 2024 and $2.2 billion at December 31, 2023, respectively. As of December 31, 2024, $2.1 billion was invested directly in a variety of companies, and $0.2 billion was invested indirectly through various private equity funds. See the Supervision and Regulation section in Item 1 of this Report for discussion of the Volcker Rule limitations on our interests in and relationships with private funds.

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

The Visa Class B-2 common shares that we own are transferable only under limited circumstances until either the resolution of the pending interchange litigation or Visa launches another exchange program allowing PNC to convert a portion of its Visa Class B-2 common shares into freely transferable Visa Class C common shares. At December 31, 2024, the estimated value of our total investment in the Visa Class B-2 common shares was approximately $0.9 billion while our cost basis was insignificant. The estimated value does not represent fair value of the Visa Class B-2 common shares given the shares’ limited transferability and the lack of observable transactions in the marketplace. See Note 14 Fair Value and Note 20 Legal Proceedings for additional information regarding our Visa agreements.

We also have certain other equity investments, the majority of which represent investments in affiliated and non-affiliated funds with both traditional and alternative investment strategies. Net gains related to these investments were $33 million in 2024 and $18 million in 2023.
78    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Impact of Inflation
Our assets and liabilities are primarily financial in nature and typically have varying maturity dates. Accordingly, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. However, during periods of inflation, there may be a subsequent impact affecting certain fixed costs or expenses, an erosion of consumer and customer purchasing power, and fluctuations in the need or demand for our products and services. When significant levels of inflation occur, our business could potentially be impacted by, among other things, reducing our tolerance for extending credit or causing us to incur additional credit losses resulting from possible increased default rates. While interest rates remained high in 2024, inflation has started to slow, leading to an easing of the Federal Reserve’s monetary policy. See Item 1A Risk Factors, our Executive Summary and Cautionary Statement Regarding Forward-Looking Information in this Item 7 for further discussion of inflation and its overall impact to the economy, our borrowers’ ability to repay their obligations and certain costs and expenses to PNC.

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

Operational Risk Management
Operational risk is the risk to PNC’s current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events. Operational risk is inherent to the entire organization.
Operational risk management is embedded in our culture and decision-making processes through a systematic approach whereby operational risks and exposures are: (i) identified and assessed; (ii) managed through the design and implementation of controls; (iii) measured and evaluated against our risk tolerance limits; and (iv) reported to management and the Risk Committee of the Board of Directors. Strong operational risk management and well-informed risk-based decisions benefit us by improving the customer experience, enhancing compliance, reducing reputational risk, minimizing losses, and supporting robust stress testing and capital planning.
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
•Compliance: Risk arising from violations of laws, rules or regulations including nonconformance with prescribed practices and industry standards driven by self-regulatory organizations.
•Data Management: Risk associated with data accuracy, integrity or quality.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  79

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
Conduct, Reputational and Strategic Risk
PNC’s risk culture seeks to reinforce the appropriate protocols for responsible and ethical behavior through sound processes and controls. In order to promote a robust risk culture, the Board and executive management establish code of conduct and professional standards to which all employees must adhere. A strong risk culture discourages misconduct and supports conduct risk management at PNC. Conduct risk is defined as the risk that employees fail to comply with the ethical standards expected of them. Strong conduct risk management is important in supporting PNC’s reputation, and PNC maintains a corporate culture that emphasizes complying with laws, regulations, and managing reputational risks. Reputational risk is the risk to the franchise and/or shareholder value based on a negative perception of PNC by its stakeholders and/or the changing expectations of its stakeholders. As part of assessing those risks, transactions and potential customers may be subjected to an industry-agnostic reputation risk assessment designed to help us better identify and mitigate environmental, human rights and other reputational risks early in the on-boarding process. Transactions and potential customers identified as having these risks are evaluated to determine whether additional due diligence is warranted. Strategic risk is another component of the ERM Framework that is also critical to optimizing shareholder returns. Strategic risk is the risk to earnings, capital, or liquidity that may arise from adverse business decisions, improper implementation of business decisions and/or inadequate response to changes in the business environment. Strategic risk is considered and assessed by our businesses in the annual strategic planning processes and monitored on an on-going basis as those plans are carried out.
80    The PNC Financial Services Group, Inc. – 2024 Form 10-K

AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
The following tables show PNC’s average consolidated balance sheet results and analysis of net interest income, as well as the year-to-year changes in net interest income.
Table 38: Average Consolidated Balance Sheet and Net Interest Analysis (a) (b) (c)

	2024			2023			2022
Taxable-equivalent basis Dollars in millions	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates	Average Balances	Interest Income/ Expense	Average Yields/ Rates
Assets
Interest-earning assets:
Investment securities
Securities available-for-sale
Residential mortgage-backed	$31,535	$1,040	3.30%	$31,899	$912	2.86%	$42,993	$953	2.22%
Commercial mortgage-backed	2,706	83	3.07%	2,913	86	2.95%	4,107	104	2.53%
Asset-backed	1,982	116	5.85%	719	46	6.40%	2,184	37	1.69%
U.S. Treasury and government agencies	16,010	740	4.62%	8,271	183	2.21%	21,642	314	1.45%
Other	2,603	69	2.65%	3,021	77	2.55%	3,982	102	2.56%
Total securities available-for-sale	54,836	2,048	3.73%	46,823	1,304	2.78%	74,908	1,510	2.02%
Securities held-to-maturity
Residential mortgage-backed	41,846	1,173	2.80%	44,517	1,217	2.73%	29,325	677	2.31%
Commercial mortgage-backed	2,090	111	5.31%	2,378	127	5.34%	1,400	51	3.64%
Asset-backed	4,697	213	4.53%	6,557	278	4.24%	4,446	122	2.74%
U.S. Treasury and government agencies	34,360	463	1.35%	36,790	490	1.33%	25,074	300	1.20%
Other	2,913	136	4.67%	3,286	152	4.63%	1,996	87	4.31%
Total securities held-to-maturity	85,906	2,096	2.44%	93,528	2,264	2.42%	62,241	1,237	1.99%
Total investment securities	140,742	4,144	2.94%	140,351	3,568	2.54%	137,149	2,747	2.00%
Loans
Commercial and industrial	177,210	11,087	6.26%	179,650	10,494	5.84%	168,663	6,079	3.60%
Commercial real estate	35,241	2,352	6.67%	35,923	2,336	6.50%	34,954	1,389	3.97%
Equipment lease financing	6,557	356	5.43%	6,423	297	4.62%	6,196	238	3.84%
Consumer	53,678	3,914	7.29%	54,835	3,675	6.70%	54,721	2,814	5.14%
Residential real estate	47,108	1,747	3.71%	46,689	1,621	3.47%	43,165	1,366	3.16%
Total loans	319,794	19,456	6.08%	323,520	18,423	5.69%	307,699	11,886	3.86%
Interest-earning deposits with banks	43,145	2,303	5.34%	36,645	1,902	5.19%	41,050	578	1.41%
Other interest-earning assets	9,135	612	6.70%	8,884	562	6.33%	9,651	337	3.50%
Total interest-earning assets/interest income	512,816	26,515	5.17%	509,400	24,455	4.80%	495,549	15,548	3.14%
Noninterest-earning assets	52,067			49,370			55,103
Total assets	$564,883			$558,770			$550,652
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits
Money market	$70,331	2,392	3.40%	$65,037	1,890	2.91%	$61,376	444	0.72%
Demand	122,095	2,706	2.22%	124,084	2,444	1.97%	118,749	583	0.49%
Savings	96,708	1,746	1.81%	101,470	1,381	1.36%	106,577	176	0.17%
Time deposits	35,301	1,557	4.41%	24,802	894	3.60%	12,340	64	0.52%
Total interest-bearing deposits	324,435	8,401	2.59%	315,393	6,609	2.10%	299,042	1,267	0.42%
Borrowed funds
Federal Home Loan Bank advances	32,345	1,821	5.63%	34,440	1,864	5.41%	13,674	440	3.22%
Senior debt	30,751	2,022	6.58%	22,696	1,373	6.05%	16,265	401	2.47%
Subordinated debt	4,574	300	6.56%	5,580	348	6.24%	7,081	206	2.91%
Other	6,391	341	5.34%	4,566	198	4.34%	5,430	108	1.99%
Total borrowed funds	74,061	4,484	6.05%	67,282	3,783	5.62%	42,450	1,155	2.72%
Total interest-bearing liabilities/interest expense	398,496	12,885	3.23%	382,675	10,392	2.72%	341,492	2,422	0.71%
Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	96,772			111,670			144,382
Accrued expenses and other liabilities	17,004			15,759			16,414
Equity	52,611			48,666			48,364
Total liabilities and equity	$564,883			$558,770			$550,652
Interest rate spread			1.94%			2.08%			2.43%
Benefit from use of noninterest bearing sources			0.72			0.68			0.22
Net interest income/margin		$13,630	2.66%		$14,063	2.76%		$13,126	2.65%
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
(b)Loan fees for the years ended December 31, 2024, 2023 and 2022 were $189 million, $183 million and $188 million, respectively.
(c)Interest income calculated as taxable-equivalent interest income. See Reconciliation of Taxable-Equivalent Net Interest Income in the Non-GAAP Financial Information section for more information.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  81

Table 39: Analysis of Year-to-Year Changes in Net Interest Income (a) (b)

	2024/2023			2023/2022
Taxable-equivalent basis	Increase/(Decrease) in Income/ Expense Due to Changes in:			Increase/(Decrease) in Income/ Expense Due to Changes in:
In millions	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Investment securities
Securities available-for-sale
Residential mortgage-backed	$(10)	$138	$128	$(279)	$238	$(41)
Commercial mortgage-backed	$(6)	$3	(3)	$(33)	$15	(18)
Asset-backed	$74	$(4)	70	$(38)	$47	9
U.S. Treasury and government agencies	$257	$300	557	$(249)	$118	(131)
Other	$(11)	$3	(8)	$(24)	$(1)	(25)
Total securities available-for-sale	$248	$496	744	$(673)	$467	(206)
Securities held-to-maturity
Residential mortgage-backed	$(74)	$30	(44)	$398	$142	540
Commercial mortgage-backed	$(15)	$(1)	(16)	$46	$30	76
Asset-backed	$(83)	$18	(65)	$73	$83	156
U.S. Treasury and government agencies	$(33)	$6	(27)	$153	$37	190
Other	$(17)	$1	(16)	$59	$6	65
Total securities held-to-maturity	$(186)	$18	(168)	$716	$311	1,027
Total investment securities	$10	$566	576	$65	$756	821
Loans
Commercial and industrial	$(145)	$738	593	$419	$3,996	4,415
Commercial real estate	$(45)	$61	16	$40	$907	947
Equipment lease financing	$6	$53	59	$9	$50	59
Consumer	$(79)	$318	239	$6	$855	861
Residential real estate	$15	$111	126	$117	$138	255
Total loans	$(214)	$1,247	1,033	$639	$5,898	6,537
Interest-earning deposits with banks	$346	$55	401	$(68)	$1,392	1,324
Other interest-earning assets	$16	$34	50	$(29)	$254	225
Total interest-earning assets	$165	$1,895	$2,060	$447	$8,460	$8,907
Interest-Bearing Liabilities
Interest-bearing deposits
Money market	$162	$340	$502	$28	$1,418	$1,446
Demand	$(40)	$302	262	$27	$1,834	1,861
Savings	$(68)	$433	365	$(8)	$1,213	1,205
Time deposits	$434	$229	663	$121	$709	830
Total interest-bearing deposits	$194	$1,598	1,792	$73	$5,269	5,342
Borrowed funds
Federal Home Loan Bank advances	$(116)	$73	(43)	$983	$441	1,424
Senior debt	$522	$127	649	$208	$764	972
Subordinated debt	$(65)	$17	(48)	$(52)	$194	142
Other	$90	$53	143	$(19)	$109	90
Total borrowed funds	$397	$304	701	$931	$1,697	2,628
Total interest-bearing liabilities	$448	$2,045	2,493	$325	$7,645	7,970
Change in net interest income	$91	$(524)	$(433)	$377	$560	$937
(a)Changes attributable to rate/volume are prorated into rate and volume components.
(b)Interest income is calculated as taxable-equivalent interest income. To provide more meaningful comparisons of interest income, we use interest income on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. This adjustment is not permitted under GAAP. See Reconciliation of Taxable-Equivalent Net Interest Income in the Non-GAAP Financial Information section for more information.

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
82    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Table 40: Reconciliation of Taxable-Equivalent Net Interest Income (non-GAAP) (a)

Year ended December 31 In millions
	2024	2023	2022
Net interest income (GAAP)	$13,499	$13,916	$13,014
Taxable-equivalent adjustments	131	147	112
Net interest income (non-GAAP)	$13,630	$14,063	$13,126
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

Table 41: Reconciliation of Tangible Book Value Per Common Share (non-GAAP)

December 31 Dollars in millions, except per share data	2024	2023	2022
Book value per common share	$122.94	$112.72	$99.93
Tangible book value per common share
Common shareholders’ equity	$48,676	$44,864	$40,028
Goodwill and other intangible assets	(11,171)	(11,244)	(11,400)
Deferred tax liabilities on goodwill and other intangible assets	241	244	261
Tangible common shareholders’ equity	$37,746	$33,864	$28,889
Period-end common shares outstanding (in millions)	396	398	401
Tangible book value per common share (non-GAAP) (a)	$95.33	$85.08	$72.12
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

We also incorporate qualitative factors in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions, as discussed below and in the Allowance for Credit Losses section of Note 1 Accounting Policies.

For all assets and unfunded lending related commitments within the scope of the CECL standard, the applicable ACL is composed of one or a combination of the following components: (i) collectively assessed or pooled reserves, (ii) individually assessed reserves, and
The PNC Financial Services Group, Inc. – 2024 Form 10-K  83

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

The scenarios used for the period ended December 31, 2024 consider, among other factors, the ongoing inflationary pressures and the corresponding tightness of monetary policy and credit availability. Given these factors, growth is expected to slow from current levels in the coming quarters. While recession risks remain elevated, our most likely expectation at December 31, 2024 is that the U.S. economy avoids a recession.

We used a number of economic variables in our scenarios, with two of the most significant drivers being real GDP and the U.S. unemployment rate. The following table presents a comparison of these two economic variables based on the weighted-average scenario forecasts used in determining our ACL at December 31, 2024 and 2023.

Table 42: Key Macroeconomic Variables in CECL Weighted-Average Scenarios

	Assumptions as of December 31, 2024
	2025	2026	2027
U.S. real GDP (a)	0.7%	2.2%	2.2%
U.S. Unemployment Rate (b)	4.8%	4.7%	4.4%
	Assumptions as of December 31, 2023
	2024	2025	2026
U.S. real GDP (a)	0.1%	1.5%	2.0%
U.S. Unemployment Rate (c)	4.5%	4.6%	4.2%
(a)Represents year-over-year growth rates.
(b)Represents quarterly average rate at December 31, 2025, 2026 and 2027, respectively.
(c)Represents quarterly average rate at December 31, 2024, 2025 and 2026, respectively.

Real GDP growth is expected to slow by the end of 2025 to 0.7% on a weighted average basis, down from the 1.5% assumed at December 31, 2023. Growth then rebounds to 2.2% where real GDP remains stable through 2026 and 2027. The weighted-average unemployment rate is expected to end 2025 at 4.8%, peaking at 4.9% in 2026 before decreasing to 4.4% by the fourth quarter of 2027.

To provide additional context regarding the sensitivity of the ACL to a more pessimistic forecast of expected economic outcomes, we considered what our ACL would be when applying a 100% probability weighting to the most severe downside CECL scenario. This severe downside scenario estimated that real GDP contracted in 2025 ending the year down 2.5% compared to 2024 levels, with growth picking up again by the end of 2026. The unemployment rate in this scenario increased to end 2025 at 6.6%, then peaks at 7.1% in 2026, before gradually improving to 6.1% by the end of 2027. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of $2.3 billion at December 31, 2024. This scenario does not reflect our current expectation at December 31, 2024, nor does it capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. The CECL methodology inherently requires a high degree of judgment, and as a result, it is possible that we may, at another point in time, reach different conclusions regarding our credit loss estimates.

Qualitative Component
As discussed in the Allowance for Credit Losses section of Note 1 Accounting Policies, we incorporate qualitative reserves in the ACL that reflect our best estimate of expected losses that may not be adequately represented in our quantitative methods or economic assumptions. Qualitative factors may include, but are not limited to, inherent forecasting limitations, model imprecision, timing of available information, and/or emerging and ongoing credit risks. At December 31, 2024, the qualitative framework considers PNC’s
84    The PNC Financial Services Group, Inc. – 2024 Form 10-K

view of the current state of the economy, which continues to reflect uncertainty due to the fundamental change in office demand from the acceptance of remote work, inflationary pressures, interest rate movements and housing affordability. Our most significant qualitative factor was related to the office portfolio of the commercial real estate loan class.

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

We apply ASC 820 – Fair Value Measurements. This guidance defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. This guidance requires a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Level 3 assets and liabilities are those where the fair value is estimated using significant unobservable inputs. An asset or liability’s classification as Level 2 or Level 3 is based upon the specific facts and circumstances associated with each instrument, and management applies judgment regarding the significance of unobservable inputs to each asset or liability when determining its fair value level classification. In addition to MSRs, certain of our private equity investments and available-for-sale securities have a high level of estimation uncertainty and require significant management judgment to determine the fair value. While estimating potential sensitivities around fair value measurements is inherently challenging, we provide a summary of the key unobservable inputs as well as additional information on Level 3 fair value measurements in Note 14 Fair Value.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  85

Recently Issued Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
Improvements to Income Tax Disclosures - ASU 2023-09 Issued December 2023
• Required with issuance of 2025 Form 10-K; early adoption is permitted.
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
• Allows for either a prospective or retrospective transition approach.

• We are currently evaluating the disclosure requirements of this ASU and do not plan to early adopt.
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.
• We expect to provide additional disaggregated income tax disclosures in accordance with this ASU.

Accounting Standards Update	Description	Financial Statement Impact
Disaggregation of Income Statement Expenses - ASU 2024-03 Issued November 2024	• Required with issuance of 2027 Form 10-K; early adoption is permitted.
• Requires public business entities to disclose, in the notes to financial statements and on an annual and interim basis, specified information about certain costs and expenses (including, if relevant: inventory purchases, employee compensation, depreciation, intangible asset amortization, and depreciation from oil and gas-producing activities).
• Requires qualitative descriptions of amounts not separately disaggregated to be disclosed.
• Requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
• Allows for either a prospective or retrospective transition approach.
• We are currently evaluating the disclosure requirements within this ASU and do not plan to early adopt.
• This ASU will not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Changes in Equity or Consolidated Statement of Cash Flows.
• We expect to provide additional disaggregated income statement expense disclosures in accordance with this ASU.

Recently Adopted Accounting Pronouncements
See Note 1 Accounting Policies regarding the impact of new accounting pronouncements that we have adopted.

86    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
–The labor market remains strong, and job and income gains will continue to support consumer spending growth in the near term. PNC’s baseline forecast is for continued expansion, but slower economic growth in 2025 than in 2024. High interest rates remain a drag on the economy, consumer spending growth will slow to a pace more consistent with household income growth, and government’s contribution to economic growth will be smaller.
–Real GDP growth in 2025 and 2026 will be approximately 2%, and the unemployment rate will remain somewhat above 4% throughout 2025 and into 2026. There will be little progress on inflation in 2025; wage pressures will abate, but higher tariffs will offset this, and inflation will remain above the Federal Reserve’s 2% objective throughout 2025.
–Little progress on inflation this year will limit monetary easing. PNC expects two additional federal funds rate cuts of 25 basis points each in 2025, one in May and one in July. The federal funds rate will be in a range between 3.75% and 4.00% in the second half of 2025, and remain in that range into 2026.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  87

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
88    The PNC Financial Services Group, Inc. – 2024 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The PNC Financial Services Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The PNC Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Cash and Cash Equivalents in 2024.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  89

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

Allowance for Loan and Lease Losses – Commercial Loans

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for loan and lease losses was $4,486 million as of December 31, 2024, of which $3,148 million relates to commercial loans. For commercial loans, the determination of the allowance is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable economic forecasts of future conditions and other relevant factors. As disclosed by management, they consider reasonable and supportable forecasts in estimating expected credit losses and have established a framework that includes a three-year forecast period and the use of four economic scenarios with associated probability weights, which in combination create a forecast of expected economic outcomes. To forecast the distribution of economic outcomes over the reasonable and supportable forecast period, management generates four economic forecast scenarios using a combination of quantitative macroeconomic models, other measures of economic activity and forward-looking judgment. Management used a number of economic variables in their scenarios, with two of the most significant drivers being Real GDP and the U.S. unemployment rate. Management incorporates qualitative reserves in the allowance for credit losses that reflect their best estimate of expected losses that may not be adequately represented in the quantitative methods or the economic assumptions. Such qualitative factors may include, but are not limited to, industry concentration and conditions, changes in market conditions, changes in the nature and volume of the Company’s portfolio, recent credit quality trends, recent loss experience in particular portfolios, recent macroeconomic factors, limitations of available input data, model imprecision, changes in lending policies, and timing of available information.

The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for commercial loans is a critical audit matter are (i) the significant judgment and estimation by management in developing economic forecast scenarios of Real GDP and the U.S. unemployment rate, in determining the weighting given to each economic forecast scenario, and in estimating qualitative reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s significant judgements and estimations, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses for commercial loans, including controls over the economic forecast scenarios of Real GDP and the U.S. unemployment rate, the weighting given to each economic forecast scenario, and the qualitative reserves. These procedures also included, among others, (i) testing management’s process for determining the allowance for loan and lease losses for commercial loans, (ii) testing the completeness and accuracy of certain data used in the estimate, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of certain methodologies and commercial loss forecasting models used by management, (b) the reasonableness of certain borrower risk characteristics, (c) the reasonableness of certain economic forecast scenarios, including Real GDP and the US unemployment rate, (d) the reasonableness of management’s weighting given to each economic forecast scenario used in the loss forecasting models, and (e) certain qualitative reserves made to the model output results to determine the overall allowance for loan and lease losses for commercial loans.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 21, 2025

We have served as the Company’s auditor since 2007.
90    The PNC Financial Services Group, Inc. – 2024 Form 10-K

CONSOLIDATED INCOME STATEMENT
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions, except per share data	2024	2023	2022
Interest Income
Loans	$19,346	$18,299	$11,795
Investment securities	4,123	3,545	2,726
Other	2,915	2,464	915
Total interest income	26,384	24,308	15,436
Interest Expense
Deposits	8,401	6,609	1,267
Borrowed funds	4,484	3,783	1,155
Total interest expense	12,885	10,392	2,422
Net interest income	13,499	13,916	13,014
Noninterest Income
Asset management and brokerage	1,485	1,412	1,444
Capital markets and advisory	1,250	952	1,296
Card and cash management	2,770	2,733	2,633
Lending and deposit services	1,259	1,233	1,134
Residential and commercial mortgage	581	625	647
Other income
Gain on Visa shares exchange program	754
Securities gains (losses)	(500)	(2)	(7)
Other	457	621	959
Total other income	711	619	952
Total noninterest income	8,056	7,574	8,106
Total revenue	21,555	21,490	21,120
Provision For Credit Losses	789	742	477
Noninterest Expense
Personnel	7,302	7,428	7,244
Occupancy	954	982	992
Equipment	1,527	1,411	1,395
Marketing	362	350	355
Other	3,379	3,841	3,184
Total noninterest expense	13,524	14,012	13,170
Income before income taxes and noncontrolling interests	7,242	6,736	7,473
Income taxes	1,289	1,089	1,360
Net income	5,953	5,647	6,113
Less: Net income attributable to noncontrolling interests	64	69	72
Preferred stock dividends	352	417	301
Preferred stock discount accretion and redemptions	8	8	5
Net income attributable to common shareholders	$5,529	$5,153	$5,735
Earnings Per Common Share
Basic	$13.76	$12.80	$13.86
Diluted	$13.74	$12.79	$13.85
Average Common Shares Outstanding
Basic	399	401	412
Diluted	400	401	412
See accompanying Notes To Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  91

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2024	2023	2022
Net income	$5,953	$5,647	$6,113
Other comprehensive income (loss), before tax and net of reclassifications into Net income
Net change in debt securities	965	1,753	(10,143)
Net change in cash flow hedge derivatives	527	1,303	(3,276)
Pension and other postretirement benefit plan adjustments	21	166	(363)
Net change in Other	1	5	(5)
Other comprehensive income (loss), before tax and net of reclassifications into Net income	1,514	3,227	(13,787)
Income tax benefit (expense) related to items of other comprehensive income	(367)	(767)	3,206
Other comprehensive income (loss), after tax and net of reclassifications into Net income	1,147	2,460	(10,581)
Comprehensive income (loss)	7,100	8,107	(4,468)
Less: Comprehensive income attributable to noncontrolling interests	64	69	72
Comprehensive income (loss) attributable to PNC	$7,036	$8,038	$(4,540)
See accompanying Notes to Consolidated Financial Statements.

92    The PNC Financial Services Group, Inc. – 2024 Form 10-K

CONSOLIDATED BALANCE SHEET
THE PNC FINANCIAL SERVICES GROUP, INC.

	December 31	December 31
In millions, except par value	2024	2023
Assets
Cash and due from banks	$6,904	$6,921
Interest-earning deposits with banks	39,347	43,804
Loans held for sale (a)	850	734
Investment securities – available-for-sale	62,039	41,785
Investment securities – held-to-maturity	77,693	90,784
Loans (a)	316,467	321,508
Allowance for loan and lease losses	(4,486)	(4,791)
Net loans	311,981	316,717
Equity investments	9,600	8,314
Mortgage servicing rights	3,711	3,686
Goodwill	10,932	10,932
Other (a)	36,981	37,903
Total assets	$560,038	$561,580
Liabilities
Deposits
Noninterest-bearing	$92,641	$101,285
Interest-bearing	334,097	320,133
Total deposits	426,738	421,418
Borrowed funds
Federal Home Loan Bank advances	22,000	38,000
Senior debt	32,497	26,836
Subordinated debt	4,104	4,875
Other (b)	3,072	3,026
Total borrowed funds	61,673	72,737
Allowance for unfunded lending related commitments	719	663
Accrued expenses and other liabilities (b)	16,439	15,621
Total liabilities	505,569	510,439
Equity
Preferred stock (c)
Common stock ($5 par value, Authorized 800,000,000 shares, issued 543,310,646 and 543,116,271 shares)	2,717	2,716
Capital surplus	18,710	19,020
Retained earnings	59,282	56,290
Accumulated other comprehensive income (loss)	(6,565)	(7,712)
Common stock held in treasury at cost: 147,373,633 and 145,087,054 shares	(19,719)	(19,209)
Total shareholders’ equity	54,425	51,105
Noncontrolling interests	44	36
Total equity	54,469	51,141
Total liabilities and equity	$560,038	$561,580
(a)Our consolidated assets included the following for which we have elected the fair value option: Loans held for sale of $0.8 billion, Loans of $1.2 billion and Other assets of $0.1 billion at December 31, 2024. Comparable amounts at December 31, 2023 were $0.7 billion, $1.2 billion and $0.1 billion, respectively.
(b)Our consolidated liabilities included the following for which we have elected the fair value option: Other borrowed funds of less than $0.1 billion and Other liabilities of $0.1 billion at both December 31, 2024 and December 31, 2023.
(c)Par value less than $0.5 million at each date.

See accompanying Notes to Consolidated Financial Statements.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  93

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THE PNC FINANCIAL SERVICES GROUP, INC.

		Shareholders’ Equity
In millions	Shares Outstanding Common Stock	Common Stock	Capital Surplus - Preferred Stock	Capital Surplus - Common Stock and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2021 (a)	420	$2,713	$5,009	$12,448	$50,228	$409	$(15,112)	$31	$55,726
Net income					6,041			72	6,113
Other comprehensive income (loss), net of tax						(10,581)			(10,581)
Cash dividends declared - Common					(2,391)				(2,391)
Cash dividends declared - Preferred					(301)				(301)
Preferred stock discount accretion			5		(5)
Preferred stock issuance (b) (c)			2,232						2,232
Common stock activity (d)		1		30					31
Treasury stock activity	(19)			61			(3,604)		(3,543)
Preferred stock redemption (e)			(1,500)						(1,500)
Other				91				(65)	26
Balance at December 31, 2022 (a)	401	$2,714	$5,746	$12,630	$53,572	$(10,172)	$(18,716)	$38	$45,812
Cumulative effect of ASU adoptions (f)					26				26
Balance at January 1, 2023 (a)	401	$2,714	$5,746	$12,630	$53,598	$(10,172)	$(18,716)	$38	$45,838
Net income					5,578			69	5,647
Other comprehensive income (loss), net of tax						2,460			2,460
Cash dividends declared - Common					(2,461)				(2,461)
Cash dividends declared - Preferred					(417)				(417)
Preferred stock discount accretion			8		(8)
Preferred stock issuance (g)			1,487						1,487
Common stock activity (d)		2		30					32
Treasury stock activity	(3)			78			(493)		(415)
Preferred stock redemption (h)			(1,000)						(1,000)
Other				41				(71)	(30)
Balance at December 31, 2023 (a)	398	$2,716	$6,241	$12,779	$56,290	$(7,712)	$(19,209)	$36	$51,141
Net income					5,889			64	5,953
Other comprehensive income (loss), net of tax						1,147			1,147
Cash dividends declared - Common					(2,537)				(2,537)
Cash dividends declared - Preferred					(352)				(352)
Preferred stock discount accretion			8		(8)
Common stock activity (d)		1		31					32
Treasury stock activity	(2)			90			(510)		(420)
Preferred stock redemption (i)			(500)						(500)
Other				61				(56)	5
Balance at December 31, 2024 (a)	396	$2,717	$5,749	$12,961	$59,282	$(6,565)	$(19,719)	$44	$54,469
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
(d)Common stock activity totaled less than 0.5 million shares issued.
(e)On November 1, 2022, PNC redeemed all 15,000 shares of its Series P preferred stock, as well as all 60,000,000 depositary shares each representing a fractional interest in such shares.
(f)Represents the cumulative effect of adopting ASU 2022-02.
(g)On February 7, 2023, PNC issued 1,500,000 depositary shares each representing 1/100th ownership in a share of 6.250% fixed-rate reset non-cumulative perpetual preferred stock, Series W, with a par value of $1 per share.
(h)On November 1, 2023, PNC redeemed all 10,000 shares of its Series O preferred stock, as well as all 1,000,000 depositary shares each representing a fractional interest in such shares.
(i)On December 2, 2024, PNC redeemed all 5,000 shares of its Series R preferred stock, as well as all 500,000 depositary shares each representing a fractional interest in such shares.

See accompanying Notes to Consolidated Financial Statements.
94    The PNC Financial Services Group, Inc. – 2024 Form 10-K

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

	Year ended December 31
In millions	2024	2023	2022
Operating Activities
Net income	$5,953	$5,647	$6,113
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	789	742	477
Depreciation, amortization and accretion	259	217	651
Deferred income taxes (benefit)	(30)	(252)	351
Net losses on sales of securities	500	2	7
Changes in fair value of mortgage servicing rights	154	298	(543)
Gain on Visa shares exchange program	(754)
Net change in
Trading securities and other short-term investments	41	(767)	433
Loans held for sale and related securitization activity	(151)	210	1,041
Other assets	896	2,312	(877)
Accrued expenses and other liabilities	(1,373)	507	599
Other operating activities, net	1,596	1,195	831
Net cash provided (used) by operating activities	$7,880	$10,111	$9,083
Investing Activities
Sales
Securities available-for-sale	$4,259	$36	$4,137
Loans	636	979	5,643
Repayments/maturities
Securities available-for-sale	6,622	6,916	13,324
Securities held-to-maturity	15,711	7,003	5,115
Purchases
Securities available-for-sale	(30,366)	(3,805)	(25,582)
Securities held-to-maturity	(1,745)	(1,857)	(15,423)
Loans	(1,915)	(10,195)	(2,074)
Net change in
Federal funds sold and resale agreements	(387)	573	(718)
Loans	5,056	12,440	(41,735)
Purchases of bank owned life insurance			(50)
Other investing activities, net	(1,103)	(1,985)	(2,995)
Net cash provided (used) by investing activities	$(3,232)	$10,105	$(60,358)

The PNC Financial Services Group, Inc. – 2024 Form 10-K  95

CONSOLIDATED STATEMENT OF CASH FLOWS
THE PNC FINANCIAL SERVICES GROUP, INC.

(Continued from previous page)	Year ended December 31
In millions	2024	2023	2022
Financing Activities
Net change in
Noninterest-bearing deposits	$(8,660)	$(23,189)	$(30,662)
Interest-bearing deposits	13,964	8,337	9,693
Federal funds purchased and repurchase agreements	(74)	359	(2)
Other borrowed funds	431	(549)	636
Sales/issuances
Federal Home Loan Bank advances	3,000	6,000	32,075
Senior debt	9,974	10,464	3,688
Subordinated debt			847
Other borrowed funds		824	796
Preferred stock		1,484	2,225
Common and treasury stock	69	72	68
Repayments/maturities
Federal Home Loan Bank advances	(19,000)	(75)
Senior debt	(4,000)	(750)	(6,250)
Subordinated debt	(750)	(1,500)	(1,000)
Other borrowed funds		(802)	(807)
Preferred stock redemption	(500)	(1,000)	(1,500)
Acquisition of treasury stock	(687)	(651)	(3,731)
Preferred stock cash dividends paid	(352)	(417)	(301)
Common stock cash dividends paid	(2,537)	(2,461)	(2,391)
Net cash provided (used) by financing activities	$(9,122)	$(3,854)	$3,384
Net Increase (Decrease) In Cash, Cash Equivalents And Restricted Cash (a)	$(4,474)	$16,362	$(47,891)
Cash, cash equivalents and restricted cash at beginning of period	50,725	34,363	82,254
Cash, cash equivalents and restricted cash at end of period	$46,251	$50,725	$34,363
Cash, Cash Equivalents And Restricted Cash
Cash and cash equivalents at end of period (unrestricted cash)	$45,283	$49,740	$33,766
Restricted cash	968	985	597
Cash, cash equivalents and restricted cash at end of period	$46,251	$50,725	$34,363
Supplemental Disclosures
Interest paid	$13,052	$9,451	$2,172
Income taxes paid	$434	$997	$197
Income taxes refunded	$45	$832	$26
Leased assets obtained in exchange for new operating lease liabilities	$247	$237	$326
Non-cash Investing And Financing Items
Transfer from securities available-for-sale to securities held-to-maturity			$88,605
Transfer from loans to loans held for sale, net	$122	$380	$435
Transfer from loans to foreclosed assets	$40	$56	$58
Adjustment to assets and liabilities related to partially financed investment exits		$834
(a)In the second quarter of 2024, we updated our policy for cash and cash equivalents to include interest-earning deposits with banks. See Note 1 Accounting Policies for additional information regarding this change to our cash and cash equivalents policy.

See accompanying Notes To Consolidated Financial Statements.

96    The PNC Financial Services Group, Inc. – 2024 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE PNC FINANCIAL SERVICES GROUP, INC.

See the Glossary on page 190 for additional information on certain terms and acronyms used throughout the Financial Statements and related Notes.

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
To reflect the change in accounting policy, we adjusted the Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022.
The Consolidated Statement of Cash Flows for the year ended December 31, 2023 included an adjustment of $16.5 billion from Net cash provided (used) by investing activities to Net increase (decrease) in cash, cash equivalents and restricted cash at end of period. The $16.5 billion was comprised of $16.5 billion previously reported in Net change in Interest-earning deposits with banks and less than $(0.1) billion previously reported in Other investing activities, net. Additionally, we included $27.3 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at beginning of period, and $43.8 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at end of period.
The Consolidated Statement of Cash Flows for the year ended December 31, 2022 included an adjustment of $(46.9) billion from Net cash provided (used) by investing activities to Net increase (decrease) in cash, cash equivalents and restricted cash at end of period. The $(46.9) billion was previously reported in Net change in Interest-earning deposits with banks. Additionally, we included $74.2 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at beginning of period, and $27.3 billion of Interest-earning deposits with banks in Cash, cash equivalents and restricted cash at end of period.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  97

Investments
We hold interests in various types of investments. The accounting for these investments is dependent on a number of factors including, but not limited to, items such as:
•Ownership interest,
•Our plans for the investment, and
•The nature of the investment.

Debt Securities
Debt securities are recorded on a trade-date basis. We classify debt securities as either trading, held-to-maturity or available-for-sale. Debt securities that we purchase for certain risk management activities or customer-related trading activities are classified as trading securities and reported in the Other assets line item on our Consolidated Balance Sheet at fair value. For debt securities classified as trading, realized and unrealized gains and losses within our capital markets business are included in Capital markets and advisory noninterest income; other realized and unrealized gains and losses are included in Other noninterest income. We classify debt securities as held-to-maturity when we have the positive intent and ability to hold the securities to maturity, and carry them at amortized cost, less any allowance. Debt securities not classified as held-to-maturity or trading are classified as securities available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are included in AOCI net of income taxes.

We include all interest on debt securities, including amortization of premiums and accretion of discounts on investment securities, in net interest income using the constant effective yield method generally calculated over the contractual lives of the securities. Effective yields generally reflect the effective interest rate implicit in the security at the date of acquisition. We compute gains and losses realized on the sale of available-for-sale debt securities on a specific security basis. These securities gains and losses are included in Securities gains (losses) on the Consolidated Income Statement.

The CECL standard requires expected credit losses on both held-to-maturity and available-for-sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. An available-for-sale security is considered impaired if the fair value is less than its amortized cost basis. If any portion of the decline in fair value is related to credit, the amount of allowance is determined as the portion related to credit, limited to the difference between the amortized cost basis and the fair value of the security. If we have the intent to sell, or believe it is more likely than not we will be required to sell an impaired available-for-sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Credit losses on investment securities are recognized through Provision for credit losses on our Consolidated Income Statement. Declines in the fair value of available-for-sale securities that are not considered credit related are recognized in AOCI on our Consolidated Balance Sheet.

We consider a security to be past due in terms of payment based on its contractual terms. A security may be placed on nonaccrual, with interest no longer recognized until received, when collectability of principal or interest is doubtful. As of December 31, 2024, nonaccrual or past due held-to-maturity and available-for-sale securities were immaterial.

A security may be partially or fully charged-off against the allowance if it is determined to be uncollectible, including for an available-for-sale security, if we have the intent to sell or believe it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. Recoveries of previously charged-off available-for-sale securities are recognized when received, while recoveries on held-to-maturity securities are recognized when expected.

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

Equity Securities and Partnership Interests
We account for equity securities, equity investments, private equity investments, and investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated under one of the following methods:
•We use the equity method for general and limited partner ownership interests and limited liability companies in which we are considered to have significant influence over the operations of the investee. Under the equity method, we record our equity ownership share of net income or loss of the investee in Noninterest income and any dividends received on equity method investments are recorded as a reduction to the investment balance. When an equity method investment experiences an other-than-temporary decline in value, we record a loss on the investment.
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
98    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
Additionally, we consider a loan to be collateral dependent when foreclosure or liquidation of the underlying collateral is probable.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  99

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

Prior to the adoption of ASU 2022-02, a TDR was considered a loan whose terms had been restructured in a manner that granted a concession to a borrower experiencing financial difficulty. A concession had been granted when we did not expect to collect all amounts due, including original interest accrued at the original contract rate, as a result of the restructuring, or there was a delay in payment that was more-than-insignificant. TDRs resulted from our loss mitigation activities, and included rate reductions, principal forgiveness, postponement/reduction of scheduled amortization and extensions, which were intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Additionally, TDRs also resulted from borrowers that had been discharged from personal liability through Chapter 7 bankruptcy and had not formally reaffirmed their loan obligations to us. In those situations where principal is forgiven, the amount of such principal forgiveness was immediately charged-off. Additionally, for periods prior to 2023, potential incremental losses or recoveries on TDRs had been factored into the ALLL estimates for each loan class under the methodologies described in this Note 1. Once a loan became a TDR, it would continue to be reported as a TDR until it was ultimately repaid in full, the collateral was foreclosed upon or it fully charged-off. PNC excluded loans held for sale, loans accounted for under the fair value option, and certain government insured or guaranteed loans from our TDR population.

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

100    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  101

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

Charge-offs
We generally charge-off commercial (commercial and industrial, commercial real estate and equipment lease financing) nonperforming loans when we determine that a specific loan, or portion thereof, is uncollectible. This determination is based on the specific facts and circumstances of the individual loans. In making this determination, we consider the viability of the business or project as a going concern, the past due status when the asset is not well secured, the expected cash flows to repay the loan, the value of the collateral less costs to sell, and the ability and willingness of any guarantors to perform. For commercial loans and leases less than a defined dollar threshold, balances are generally charged-off in full after 180 days for loans and 120 days for leases.

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

Depending on the class of financing receivable, we may use a combination of internal and external valuation sources in determining the value of collateral. Our use of these valuation techniques is dependent upon the collateral securing the loan, which varies by loan class, as explained below.

102    The PNC Financial Services Group, Inc. – 2024 Form 10-K

For commercial and industrial loans, common forms of collateral include short-term assets, such as accounts receivable, inventory and securities, and long-lived assets, such as equipment, owner-occupied real estate and other business assets. Depending on the size of the loan and composition of the collateral pool, we may require an appraisal or, depending on the type of collateral, a field examination at loan origination. For loans with an identified weakness and other characteristics as demonstrated by our internal classifications and policies, the frequency of appraisal updates is specific to collateral type and size of loan. These appraisal updates aid in determining the timing and amount of a charge-off, if deemed necessary. For loans secured by machinery and equipment, an orderly liquidation value appraisal is required bi-annually while the loan continues to demonstrate weakness. In the off year, we obtain desktop appraisal values which may be informed from internal analytics. For loans secured by inventory or accounts receivable, we require an appraisal or a field examination annually while the loan continues to demonstrate weakness. Refer to the discussion that follows for appraisal requirements related to loans secured by real estate.

For commercial real estate loans, collateral generally includes land and/or buildings that are used to generate income for the borrower, which we assign a value to through use of appraisals performed by qualified, independent third-party state certified real estate appraisers. New loans or loans being evaluated for extension or material modification are required to be appraised. The frequency of reappraisals outside of a credit action is based on regulatory and internal requirements. Generally, for loans with heightened risk, a cadence has been established to obtain updated appraisals at least annually to aid in determining the timing and amount of a charge-off, if deemed necessary. Loans that do not demonstrate a heightened risk are monitored through our ongoing management of the portfolio, including any need for a new appraisal. All appraisals are reviewed by independent qualified real estate valuation personnel. Depending on the specific circumstances of the property at the time of appraisal, we may use one, or a combination of as-is, as-completed, or as-stabilized appraisals.

For residential real estate and certain home equity loans, where collateral typically includes the property securing the loan or line-of-credit, PNC obtains appraisals and evaluations through independent appraisal management companies at the time of loan application, in accordance with regulatory guidelines. We use internally derived property values based on vendor automated valuation models or HPI indices to monitor value trends since the time of loan origination, which we update monthly. We obtain broker price opinions when foreclosure proceedings are initiated and order independent appraisals for loans that we have foreclosed on to aid in determining the timing and amount of a charge-off. Residential real estate appraisals are subject to GSE and regulatory (e.g., Uniform Standards of Professional Appraisal Practice) appraisal standards. In addition to utilizing GSE appraisal standards, home equity loans may use third-party proprietary appraisal standards which also meet regulatory requirements, or may undergo an evaluation process as an alternative to an appraisal. Residential real estate and home equity loans generally use an as-is appraisal valuation.

For secured collateral dependent loans, collateral values are updated at least annually and subsequent declines in collateral values are charged-off, resulting in incremental provision for credit loss. Subsequent increases in collateral values may be reflected as an adjustment to the ALLL to reflect the expectation of recoveries in an amount greater than previously expected, limited to amounts previously charged-off.

See Note 3 Loans and Related Allowance for Credit Losses for additional information on FDMs, nonperforming assets and credit quality indicators related to our loan portfolio.
Allowance for Credit Losses

Our ACL is based on historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts of future conditions and other relevant factors. We maintain the ACL at an appropriate level for expected losses on our existing investment securities, loans, equipment finance leases, other financial assets and unfunded lending related commitments, for the remaining estimated contractual term of the assets or exposures as of the balance sheet date. The remaining contractual term of assets in scope of CECL is estimated considering contractual maturity dates, prepayment expectations, utilization or draw expectations and any contractually embedded extension options that do not allow us to unilaterally cancel the extension options. For products without a fixed contractual maturity date (e.g., credit cards), we rely on historical payment behavior to determine the effective tenor of the exposure.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  103

expected credit loss estimates. Such forward-looking information includes forecasted relevant macroeconomic variables, which are estimated using quantitative macroeconomic models, analysis from PNC economists and management judgment.

The reversion period is used to bridge our three-year reasonable and supportable forecast period and the long-run average expected credit losses. We consider a number of factors in determining the duration of the reversion period, such as contractual maturity of the asset, observed historical patterns and the estimated credit loss rates at the end of the forecast period relative to the beginning of the long-run average period. The reversion period ranges from immediate to three years.

The long-run average expected credit losses are derived from long-run historical credit loss information adjusted for the credit quality of the current portfolio and, therefore, do not consider current and forecasted economic conditions.

Allowance for Investment Securities
A significant portion of our investment securities are issued or guaranteed by either the U.S. government (U.S. Treasury or a government entity) or a GSE (FNMA or FHLMC). Taking into consideration historical information and current and forecasted conditions, we do not expect to incur any credit losses on these securities.

Investment securities that are not issued or guaranteed by the U.S. government or a GSE consist of both securitized products, such as non-agency mortgage and asset-backed securities, as well as non-securitized products, such as corporate and municipal debt securities. A discounted cash flow approach is primarily used to determine the amount of the allowance required. The estimates of expected cash flows are determined using macroeconomic sensitive models taking into consideration the reasonable and supportable forecast period and scenarios discussed above. Additional factors unique to a specific security may also be taken into consideration when estimating expected cash flows. The cash flows expected to be collected, after considering expected prepayments, are discounted at the effective interest rate. For an available-for-sale security, the amount of the allowance is limited to the difference between the amortized cost basis of the security and its estimated fair value.

See Note 2 Investment Securities for additional information about the investment securities portfolio.

104    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
Commercial real estate (CRE)	•Property performance metrics, property type, market and risk pool and internal risk ratings based on borrower characteristics	•Property type, LTV, market, risk pool and costs to sell	•Outstanding balances, commitment, contractual maturities and historical prepayment experience for loans
Consumer
Home equity / Residential real estate	•Borrower credit scores, delinquency status, origination vintage, LTV and contractual maturity	•Collateral characteristics, LTV and costs to sell	•Outstanding balances, contractual maturities and historical prepayment experience for loans •Current utilization and historical pre-default draw experience for lines
Automobile	•Borrower credit scores, delinquency status, borrower income, LTV and contractual maturity	•New vs. used, LTV and borrower credit scores	•Outstanding balances, contractual maturities and historical prepayment experience
Credit card	•Borrower credit scores, delinquency status, utilization, payment behavior and months on book	•Borrower credit scores and credit line amount	•Paydown curves are developed using a pro-rata method and estimated using borrower behavior segments, payment ratios and borrower credit scores
Education / Other consumer	•Modeled using either discrete risk parameters or analytical approaches based on net charge-offs and paydown rates

The PNC Financial Services Group, Inc. – 2024 Form 10-K  105

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

106    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
Allowance for Unfunded Lending Related Commitments
We maintain the allowance for unfunded lending related commitments on off-balance sheet credit exposures that are not unconditionally cancelable (e.g., unfunded loan commitments, letters of credit and certain financial guarantees), at a level we believe is appropriate as of the balance sheet date to absorb expected credit losses on these exposures. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for pooled loans and leases. See the Allowance for Loan and Lease Losses section of this Note 1 for the key credit risk characteristics for unfunded lending related commitments. The allowance for unfunded lending related commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to this reserve are included in Provision for credit losses on the Consolidated Income Statement.

See Note 3 Loans and Related Allowance for Credit Losses for additional information about this allowance.
Allowance for Other Financial Assets
We determine the allowance for other financial assets (e.g., trade receivables, servicing advances on PNC-owned loans and balances with banks) considering historical loss information and other available indicators. In certain cases where there are no historical, current or forecast indicators of an expected credit loss, we may estimate the reserve to be close to zero. As of December 31, 2024 and December 31, 2023 the allowance for other financial assets was immaterial.
Loans Held for Sale
We designate loans as held for sale when we have the intent and ability to sell them. At the time of designation to held for sale, any ACL is reversed, and a valuation allowance for the shortfall between the amortized cost basis and the net realizable value is recognized, excluding the amounts already charged-off. Similarly, when loans are no longer considered held for sale, the valuation allowance (net of writedowns) is reversed, and an allowance for credit losses is established, excluding the amounts already charged-off. Write-downs on loans held for sale (if required) are recorded as charge-offs through the valuation allowance. Adjustments to the valuation allowance on held for sale loans are recognized in Other noninterest income.
We have elected to account for certain commercial and residential mortgage loans held for sale at fair value. The changes in the fair value of commercial and residential mortgage loans are measured and recorded within Residential and commercial mortgage noninterest income each period. See Note 14 Fair Value for additional information.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  107

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
With the exception of loan sales to certain GSEs, our loan sales and securitizations are generally structured without recourse to us except for representations and warranties and with no restrictions on the retained interests. We originate, sell and service commercial mortgage loans under the FNMA DUS program. Under the provisions of the DUS program, we participate in a loss-sharing arrangement with FNMA. When we are obligated for loss-sharing or recourse, our policy is to record such liabilities initially at fair value and subsequently reserve for estimated losses in accordance with guidance contained in applicable GAAP.
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
108    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  109

Other Comprehensive Income
Other comprehensive income, on an after-tax basis, primarily consists of unrealized gains or losses on available-for-sale debt securities, unrealized gains or losses on derivatives designated as cash flow hedges, and changes in plan assets and benefit obligations of pension and other postretirement benefit plans. Details of each component are included in Note 12 Other Comprehensive Income.
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
110    The PNC Financial Services Group, Inc. – 2024 Form 10-K

effectiveness using statistical regression analysis. Where the critical terms of the derivative and hedged item match, effectiveness may be assessed qualitatively.
For derivatives that are designated as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability attributable to a particular risk, such as changes in benchmark interest rates), changes in the fair value of the hedging instrument are recognized in earnings and offset by also recognizing in earnings the changes in the fair value of the hedged item attributable to the hedged risk. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item attributable to the hedged risk, the difference is reflected in the Consolidated Income Statement in the same income statement line as the hedged item.
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
We discontinue hedge accounting when it is determined that the derivative (i) no longer qualifies as an effective hedge; (ii) the derivative expires or is sold, terminated or exercised; or (iii) the derivative is de-designated as a fair value or cash flow hedge or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period.
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
See Note 18 Income Taxes for additional information.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  111

Revenue Recognition
We earn interest and noninterest income from various sources, including:
•Lending,
•Securities portfolio,
•Asset management,
•Loan sales, loan securitizations and servicing,
•Brokerage services,
•Sale of securities,
•Certain private equity activities, and
•Sale of interest-rate and foreign currency derivatives.
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
We recognize revenue from servicing residential and commercial mortgages for others as earned based on the specific contractual terms. These revenues are reported on the Consolidated Income Statement in the line item Residential and commercial mortgage. We recognize revenue from securities, derivatives and foreign exchange customer-related trading, as well as securities underwriting activities, as these transactions occur or as performance obligations are met. We generally recognize gains from the sale of loans upon meeting the derecognition criteria for transfers of financial assets. Mortgage revenue recognized is reported net of mortgage repurchase reserves.
For the fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers, revenue is recognized when or as those services are transferred to the customer. See Note 23 Fee-based Revenue from Contracts with Customers for additional information related to revenue within the scope of ASC Topic 606.
Noninterest Income Presentation

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

Capital markets and advisory includes revenue from services and activities primarily related to merger and acquisition advisory, equity capital markets advisory, asset-backed financing, loan syndication, securities underwriting, credit and funding valuation adjustments related to the derivatives portfolio and customer-related trading.

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

112    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  113

Recently Adopted Accounting Standards

Accounting Standards Update	Description	Financial Statement Impact
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
 • We did not elect any additional optional expedients for contract modifications and hedge relationships affected by reference rate reform before the expiration of this guidance on December 31, 2024.

114    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Accounting Standards Update	Description	Financial Statement Impact
Improvements to Reportable Segment Disclosures - ASU 2023-07 Issued November 2023
• Requires that a public entity disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss.
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

• Adopted for annual periods beginning in 2024 and interim periods beginning in the first quarter of 2025, using a retrospective transition approach.
• The presentation of our business segment results has been updated to reflect significant segment-level expense information and can be found within Note 22 Segment Reporting.
• This ASU did not impact our Consolidated Income Statement, Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Changes in Equity.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  115

NOTE 2 INVESTMENT SECURITIES

The following table summarizes our available-for-sale and held-to-maturity portfolios by major security type:
Table 43: Investment Securities Summary (a)(b)

	December 31, 2024				December 31, 2023
In millions	Amortized Cost (c)	Unrealized		Fair Value	Amortized Cost (c)	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-sale
U.S. Treasury and government agencies	$23,962	$25	$(436)	$23,551	$7,596	$22	$(667)	$6,951
Residential mortgage-backed
Agency	33,589	28	(2,991)	30,626	30,643	46	(2,809)	27,880
Non-agency	504	105	(6)	603	585	118	(7)	696
Commercial mortgage-backed
Agency	2,077	1	(133)	1,945	1,680	1	(135)	1,546
Non-agency	706		(15)	691	913	1	(45)	869
Asset-backed	2,353	42	(3)	2,392	1,092	25	(1)	1,116
Other	2,307	42	(118)	2,231	2,844	44	(161)	2,727
Total securities available-for-sale	$65,498	$243	$(3,702)	$62,039	$45,353	$257	$(3,825)	$41,785
Securities Held-to-Maturity
U.S. Treasury and government agencies	$29,420		$(896)	$28,524	$36,529	$9	$(1,141)	$35,397
Residential mortgage-backed
Agency	40,171	$16	(3,696)	36,491	42,686	92	(2,733)	40,045
Non-agency	240		(21)	219	259		(17)	242
Commercial mortgage-backed
Agency	955	3	(28)	930	939	9	(23)	925
Non-agency	836	3	(7)	832	1,373	2	(27)	1,348
Asset-backed	3,380	37	(16)	3,401	5,890	17	(39)	5,868
Other	2,691	19	(49)	2,661	3,108	50	(35)	3,123
Total securities held-to-maturity (d)	$77,693	$78	$(4,713)	$73,058	$90,784	$179	$(4,015)	$86,948
(a) At December 31, 2024, the accrued interest associated with our held-to-maturity and available-for-sale portfolios totaled $242 million and $328 million, respectively. The comparable amounts at December 31, 2023 were $281 million and $144 million, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(b) Credit ratings represent a primary credit quality indicator used to monitor and manage credit risk. Of our total securities portfolio, 97% were rated AAA/AA at both December 31, 2024 and 2023.
(c) Amortized cost is presented net of allowance of $86 million for securities available-for-sale, primarily related to non-agency commercial mortgage-backed securities, and $5 million for securities held-to-maturity at December 31, 2024. The comparable amounts at December 31, 2023 were $86 million and $6 million, respectively.
(d) Held-to-maturity securities transferred from available-for-sale are included in held-to-maturity at fair value at the time of the transfer. The amortized cost of held-to-maturity securities included net unrealized losses of $3.4 billion at December 31, 2024, related to securities transferred, which are offset in AOCI, net of tax. The comparable amount at December 31, 2023 was $4.2 billion.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. Securities available-for-sale are carried at fair value with net unrealized gains and losses included in Total shareholders’ equity as AOCI, unless credit-related. Net unrealized gains and losses are determined by taking the difference between the fair value of a security and its amortized cost, net of any allowance. Securities held-to-maturity are carried at amortized cost, net of any allowance. Investment securities at December 31, 2024 included $1.2 billion of net unsettled purchases that represent non-cash investing activity, and accordingly, are not reflected on the Consolidated Statement of Cash Flows. The comparable amount for December 31, 2023 was less than $0.1 billion.

We maintain the allowance for investment securities at levels that we believe to be appropriate as of the balance sheet date to absorb expected credit losses on our portfolio. As of December 31, 2024, the allowance for investment securities was $91 million and primarily related to non-agency commercial mortgage-backed securities in the available-for-sale portfolio. The comparable amount at December 31, 2023 was $92 million. See Note 1 Accounting Policies for a discussion of the methodologies used to determine the allowance for investment securities.

At December 31, 2024, AOCI included pretax losses of $275 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity. The losses will be accreted to interest income as an adjustment of yield on the securities.
116    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Table 44 presents the gross unrealized losses and fair value of securities available-for-sale that do not have an associated allowance for investment securities at December 31, 2024 and 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities included in the table have been evaluated to determine if a credit loss exists. As part of that assessment, as of December 31, 2024, we concluded that we do not intend to sell and believe we will not be required to sell these securities prior to recovery of the amortized cost basis.

Table 44: Gross Unrealized Loss and Fair Value of Securities Available-for-Sale Without an Allowance for Credit Losses

	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
In millions	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
December 31, 2024
U.S. Treasury and government agencies	$(70)	$17,500	$(366)	$1,824	$(436)	$19,324
Residential mortgage-backed
Agency	(65)	6,163	(2,926)	19,595	(2,991)	25,758
Non-agency			(3)	41	(3)	41
Commercial mortgage-backed
Agency	(8)	501	(125)	1,388	(133)	1,889
Non-agency			(15)	559	(15)	559
Asset-backed	(2)	226	(1)	8	(3)	234
Other	(2)	99	(98)	1,734	(100)	1,833
Total securities available-for-sale	$(147)	$24,489	$(3,534)	$25,149	$(3,681)	$49,638
December 31, 2023
U.S. Treasury and government agencies			$(666)	$6,035	$(666)	$6,035
Residential mortgage-backed
Agency	$(4)	$1,015	(2,805)	24,306	(2,809)	25,321
Non-agency	(1)	15	(4)	84	(5)	99
Commercial mortgage-backed
Agency			(135)	1,495	(135)	1,495
Non-agency			(45)	731	(45)	731
Asset-backed			(1)	9	(1)	9
Other	(3)	78	(136)	2,106	(139)	2,184
Total securities available-for-sale	$(8)	$1,108	$(3,792)	$34,766	$(3,800)	$35,874

Information related to gross realized securities gains and losses from the sales of securities is set forth in the following table:

Table 45: Gains (Losses) on Sales of Securities Available-for-Sale

Year ended December 31 In millions	Gross Gains	Gross Losses	Net Gains (Losses)	Tax Expense (Benefit)
2024	$2	$(502)	$(500)	$(105)
2023		$(2)	$(2)
2022	$11	$(18)	$(7)	$(1)
In the second quarter of 2024, we sold available-for-sale securities with a market value of $3.8 billion, resulting in a loss of $497 million.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  117

The following table presents, by remaining contractual maturity, the amortized cost, fair value and weighted-average yield of debt securities at December 31, 2024:
Table 46: Contractual Maturity of Debt Securities

	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Dollars in millions
Securities Available-for-sale
U.S. Treasury and government agencies	$512	$10,325	$10,849	$2,276	$23,962
Residential mortgage-backed
Agency	4	226	3,627	29,732	33,589
Non-agency			18	486	504
Commercial mortgage-backed
Agency	73	1,101	475	428	2,077
Non-agency	1	103	84	518	706
Asset-backed		850	319	1,184	2,353
Other	283	1,623	261	140	2,307
Total securities available-for-sale at amortized cost	$873	$14,228	$15,633	$34,764	$65,498
Fair value	$870	$14,074	$15,287	$31,808	$62,039
Weighted-average yield, GAAP basis (a)	2.75%	3.69%	4.10%	3.73%	3.80%
Securities Held-to-Maturity
U.S. Treasury and government agencies	$8,211	$18,783	$1,563	$863	$29,420
Residential mortgage-backed
Agency		7	290	39,874	40,171
Non-agency				240	240
Commercial mortgage-backed
Agency		278	469	208	955
Non-agency		39		797	836
Asset-backed		967	1,393	1,020	3,380
Other	304	796	322	1,269	2,691
Total securities held-to-maturity at amortized cost	$8,515	$20,870	$4,037	$44,271	$77,693
Fair value	$8,448	$20,271	$3,856	$40,483	$73,058
Weighted-average yield, GAAP basis (a)	1.36%	1.72%	3.05%	2.93%	2.44%
(a)        Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security. Actual maturities and yields may differ as certain securities may be prepaid.
The following table presents the fair value of securities that have been either pledged to or accepted from others to collateralize outstanding borrowings:
Table 47: Fair Value of Securities Pledged and Accepted as Collateral

In millions	December 31 2024	December 31 2023
Pledged to others	$69,330	$29,878
Accepted from others:
Permitted by contract or custom to sell or repledge	$1,231	$755
Permitted amount repledged to others	$1,231	$755

The securities pledged to others include positions held in our portfolio of investment securities, trading securities and securities accepted as collateral from others that we are permitted by contract or custom to sell or repledge. Such securities were pledged to the Federal Reserve and pledged to secure public and trust deposits, repurchase agreements and for other purposes. See Note 15 Financial Derivatives for information related to securities pledged and accepted as collateral for derivatives.

118    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral and other support given current events, economic conditions and expectations. We refine our practices to address operating environment changes such as inflation levels, industry specific risks, interest rate levels, the level of consumer savings and deposit balances, and structural and secular changes such as those arising from the pandemic. We offer loan modifications and collection programs to assist our customers, enhance support and mitigate losses.

Table 48 presents the composition and delinquency status of our loan portfolio at December 31, 2024 and December 31, 2023. Loan delinquencies include government insured or guaranteed loans and loans accounted for under the fair value option.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  119

Table 48: Analysis of Loan Portfolio (a) (b)

	Accruing
Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (c)		Nonperforming Loans	Fair Value Option Nonaccrual Loans (d)	Total Loans (e) (f)
December 31, 2024
Commercial
Commercial and industrial	$174,988	$159	$43	$72	$274		$528		$175,790
Commercial real estate	32,657	25	18		43		919		33,619
Equipment lease financing	6,687	41	12		53		15		6,755
Total commercial	214,332	225	73	72	370		1,462		216,164
Consumer
Residential real estate	45,134	234	106	188	528	(c)	278	$475	46,415
Home equity	25,351	71	26		97		482	61	25,991
Automobile	15,155	83	22	9	114		86		15,355
Credit card	6,696	49	38	81	168		15		6,879
Education	1,557	25	15	39	79	(c)			1,636
Other consumer	3,998	10	8	8	26		3		4,027
Total consumer	97,891	472	215	325	1,012		864	536	100,303
Total	$312,223	$697	$288	$397	$1,382		$2,326	$536	$316,467
Percentage of total loans	98.66%	0.22%	0.09%	0.13%	0.44%		0.73%	0.17%	100.00%
December 31, 2023
Commercial
Commercial and industrial	$176,796	$104	$45	$76	$225		$559		$177,580
Commercial real estate	34,685	7		9	16		735		35,436
Equipment lease financing	6,480	41	8		49		13		6,542
Total commercial	217,961	152	53	85	290		1,307		219,558
Consumer
Residential real estate	46,159	282	101	192	575	(c)	294	$516	47,544
Home equity	25,533	63	27		90		458	69	26,150
Automobile	14,638	91	20	7	118		104		14,860
Credit card	6,991	54	39	86	179		10		7,180
Education	1,850	27	19	49	95	(c)			1,945
Other consumer	4,227	16	11	10	37		7		4,271
Total consumer	99,398	533	217	344	1,094		873	585	101,950
Total	$317,359	$685	$270	$429	$1,384		$2,180	$585	$321,508
Percentage of total loans	98.71%	0.21%	0.08%	0.13%	0.43%		0.68%	0.18%	100.00%
(a)Amounts in table represent loans held for investment and do not include any associated ALLL.
(b)The accrued interest associated with our loan portfolio totaled $1.3 billion and $1.5 billion at December 31, 2024 and 2023, respectively. These amounts are included in Other assets on the Consolidated Balance Sheet.
(c)Past due loan amounts include government insured or guaranteed residential real estate loans and education loans totaling $0.3 billion and $0.1 billion at both December 31, 2024 and 2023, respectively.
(d)Consumer loans accounted for under the fair value option for which we do not expect to collect substantially all principal and interest are subject to nonaccrual accounting and classification upon meeting any of our nonaccrual policy criteria. Given that these loans are not accounted for at amortized cost, they have been excluded from the nonperforming loan population.
(e)Includes unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans totaling $1.0 billion at both December 31, 2024 and 2023, respectively.
(f)Collateral dependent loans totaled $1.6 billion and $1.4 billion at December 31, 2024 and 2023, respectively.
In the normal course of business, we originate or purchase loan products with contractual characteristics that, when concentrated, may increase our exposure as a holder of those loan products. Possible product features that may create a concentration of credit risk would include a high original or updated LTV ratio, term lengths that may expose the borrower to payment terms above market interest rates and interest-only loans, among others.

We originate interest-only loans to commercial borrowers. Such credit arrangements are usually designed to match borrower cash flow expectations (e.g., working capital lines, revolvers). These products are standard in the financial services industry and product features are considered during the underwriting process to mitigate the increased risk that borrowers may not be able to make interest and principal payments when due as a result of the interest-only feature. We do not believe that these product features create a concentration of credit risk.
120    The PNC Financial Services Group, Inc. – 2024 Form 10-K

At December 31, 2024, we pledged unpaid principal balances in the amounts of $43.4 billion of commercial and other loans to the Federal Reserve Bank and $89.0 billion of residential real estate and other loans to the FHLB as collateral for the ability to borrow, if necessary. The comparable amounts at December 31, 2023 were $51.3 billion and $89.5 billion, respectively.
Nonperforming Assets
Nonperforming assets include nonperforming loans and leases, OREO and foreclosed assets. Nonperforming loans are those loans accounted for at amortized cost whose credit quality has deteriorated to the extent that full collection of contractual principal and interest is not probable. Interest income is generally not recognized on these loans. Loans accounted for under the fair value option are reported as performing loans; however, when nonaccrual criteria is met, interest income is not recognized on these loans. Additionally, certain government insured or guaranteed loans for which we expect to collect substantially all principal and interest are not reported as nonperforming loans and continue to accrue interest. See Note 1 Accounting Policies for additional information on our nonperforming loan and lease policies.

The following table presents our nonperforming assets as of December 31, 2024 and 2023:

Table 49: Nonperforming Assets

Dollars in millions	December 31, 2024	December 31, 2023
Nonperforming loans
Commercial	$1,462	$1,307
Consumer (a)	864	873
Total nonperforming loans (b)	2,326	2,180
OREO and foreclosed assets	31	36
Total nonperforming assets	$2,357	$2,216
Nonperforming loans to total loans	0.73%	0.68%
Nonperforming assets to total loans, OREO and foreclosed assets	0.74%	0.69%
Nonperforming assets to total assets	0.42%	0.39%
(a)Excludes most unsecured consumer loans and lines of credit, which are charged-off after 120 to 180 days past due and are not placed on nonperforming status.
(b)Nonperforming loans for which there is no related ALLL totaled $0.6 billion and $0.5 billion at December 31, 2024 and 2023, respectively. This primarily includes loans with a fair value of collateral that exceeds the amortized cost basis.

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
Based upon the amount of the lending arrangement and our risk rating assessment, we follow a formal schedule of written periodic reviews. Quarterly, we conduct formal reviews of a market’s or business unit’s loan portfolio, focusing on those loans which we perceive to be of higher risk, based upon PD and LGD, or loans for which credit quality is weakening. If circumstances warrant, it is our practice to review any customer obligation and its level of credit risk more frequently. We attempt to proactively manage our loans by using various procedures that are customized to the risk of a given loan, including ongoing outreach, contact, and assessment of obligor financial conditions, collateral inspection and appraisal.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  121

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

The following table presents credit quality indicators for our commercial loan classes:

Table 50: Commercial Credit Quality Indicators (a)

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$22,145		$13,815	$17,043	$5,275	$4,594	$11,270	$91,389	$522	$166,053
Criticized	761		878	1,856	601	144	580	4,868	49	9,737
Total commercial and industrial loans	22,906		14,693	18,899	5,876	4,738	11,850	96,257	571	175,790
Gross charge-offs (b)	22	(c)	32	51	25	5	7	133	53	328
Commercial real estate
Pass Rated	2,331		5,575	6,875	2,232	1,220	9,685	423		28,341
Criticized	141		335	1,974	485	465	1,853	25		5,278
Total commercial real estate loans	2,472		5,910	8,849	2,717	1,685	11,538	448		33,619
Gross charge-offs (b)	28		5		2	1	322			358
Equipment lease financing
Pass Rated	1,814		1,264	1,112	478	478	1,305			6,451
Criticized	51		79	88	35	21	30			304
Total equipment lease financing loans	1,865		1,343	1,200	513	499	1,335			6,755
Gross charge-offs (b)	1		6	12	5	4	6			34
Total commercial loans	$27,243		$21,946	$28,948	$9,106	$6,922	$24,723	$96,705	$571	$216,164
Total commercial gross charge-offs	$51		$43	$63	$32	$10	$335	$133	$53	$720

	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial
Pass Rated	$23,019		$26,657	$7,562	$5,783	$4,110	$11,982	$88,467	$573	$168,153
Criticized	838		1,781	739	331	281	698	4,708	51	9,427
Total commercial and industrial loans	23,857		28,438	8,301	6,114	4,391	12,680	93,175	624	177,580
Gross charge-offs (b)	25	(c)	32	33	8	3	26	105	12	244
Commercial real estate
Pass Rated	4,182		8,571	2,986	2,190	4,887	7,411	383		30,610
Criticized	155		1,300	455	490	622	1,753	51		4,826
Total commercial real estate loans	4,337		9,871	3,441	2,680	5,509	9,164	434		35,436
Gross charge-offs (b)					12	31	137			180
Equipment lease financing
Pass Rated	1,522		1,424	689	690	452	1,378			6,155
Criticized	90		81	81	51	35	49			387
Total equipment lease financing loans	1,612		1,505	770	741	487	1,427			6,542
Gross charge-offs (b)	4		4	4	4	1	1			18
Total commercial loans	$29,806		$39,814	$12,512	$9,535	$10,387	$23,271	$93,609	$624	$219,558
Total commercial gross charge-offs	$29		$36	$37	$24	$35	$164	$105	$12	$442
(a)Loans in our commercial portfolio are classified as Pass Rated or Criticized based on the regulatory definitions, which are driven by the PD and LGD ratings that we assign. The Criticized classification includes loans that were rated special mention, substandard or doubtful as of December 31, 2024 and 2023.
122    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
Delinquency/Delinquency Rates: We monitor delinquency/delinquency rate trends for residential real estate and home equity loans. See Table 48 for additional information.
Nonperforming Loans: We monitor nonperforming loan trends for residential real estate and home equity loans. See Table 48 for additional information.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  123

The following table presents credit quality indicators for our residential real estate and home equity loan classes:
Table 51: Credit Quality Indicators for Residential Real Estate and Home Equity Loan Classes

	Term Loans by Origination Year
December 31, 2024 In millions	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$10	$55	$85	$52	$23	$32			$257
Greater than or equal to 80% to 100%	591	485	954	601	171	111			2,913
Less than 80%	2,043	4,039	8,450	13,958	6,084	8,039			42,613
No LTV available				9		3			12
Government insured or guaranteed loans	1	16	23	17	66	497			620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682			$46,415
Updated FICO scores
Greater than or equal to 780	$1,730	$3,264	$7,584	$11,723	$4,683	$4,858			$33,842
720 to 779	789	805	1,406	2,035	1,004	1,567			7,606
660 to 719	115	270	401	620	324	784			2,514
Less than 660	9	108	90	156	116	696			1,175
No FICO score available	1	132	8	86	151	280			658
Government insured or guaranteed loans	1	16	23	17	66	497			620
Total residential real estate loans	$2,645	$4,595	$9,512	$14,637	$6,344	$8,682			$46,415
Gross charge-offs (a)				$1		$2			$3
Home equity (b)
Current estimated LTV ratios
Greater than 100%				$1	$12	$17	$368	$372	$770
Greater than or equal to 80% to 100%				5	31	30	1,098	1,619	2,783
Less than 80%				141	1,670	2,807	6,907	10,913	22,438
Total home equity loans				$147	$1,713	$2,854	$8,373	$12,904	$25,991
Updated FICO scores
Greater than or equal to 780				$94	$1,145	$1,753	$4,720	$6,211	$13,923
720 to 779				34	352	572	2,251	3,274	6,483
660 to 719				14	151	289	1,193	2,085	3,732
Less than 660				5	63	234	202	1,290	1,794
No FICO score available					2	6	7	44	59
Total home equity loans				$147	$1,713	$2,854	$8,373	$12,904	$25,991
Gross charge-offs (a)						$1	$16	$19	$36
124    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate
Current estimated LTV ratios
Greater than 100%	$15	$139	$79	$31	$10	$28			$302
Greater than or equal to 80% to 100%	1,665	1,928	955	221	69	92			4,930
Less than 80%	3,585	7,977	14,421	6,514	2,154	6,935			41,586
No LTV available	56		13			4			73
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Updated FICO scores
Greater than or equal to 780	$3,206	$7,797	$12,197	$5,035	$1,492	$4,004			$33,731
720 to 779	1,482	1,659	2,389	1,107	432	1,388			8,457
660 to 719	400	508	657	334	171	721			2,791
Less than 660	93	71	133	122	82	680			1,181
No FICO score available	140	9	92	168	56	266			731
Government insured or guaranteed loans	14	20	16	66	37	500			653
Total residential real estate loans	$5,335	$10,064	$15,484	$6,832	$2,270	$7,559			$47,544
Gross charge-offs (a)		$2	$1	$1		$4			$8
Home equity (b)
Current estimated LTV ratios
Greater than 100%			$1	$12	$6	$14	$306	$309	$648
Greater than or equal to 80% to 100%			4	40	17	22	1,116	1,743	2,942
Less than 80%			157	1,866	845	2,556	6,843	10,293	22,560
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Updated FICO scores
Greater than or equal to 780			$102	$1,254	$489	$1,605	$4,604	$6,083	$14,137
720 to 779			38	423	216	488	2,222	3,225	6,612
660 to 719			17	174	110	271	1,207	1,894	3,673
Less than 660			5	65	52	220	223	1,089	1,654
No FICO score available				2	1	8	9	54	74
Total home equity loans			$162	$1,918	$868	$2,592	$8,265	$12,345	$26,150
Gross charge-offs (a)						$4	$7	$10	$21
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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  125

The following table presents credit quality indicators for our automobile, credit card, education and other consumer loan classes:

Table 52: Credit Quality Indicators for Automobile, Credit Card, Education and Other Consumer Loan Classes

	Term Loans by Origination Year
December 31, 2024 In millions	2024		2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$3,288		$1,717	$1,094	$865	$241	$125			$7,330
720 to 779	2,047		1,123	636	415	129	90			4,440
660 to 719	963		671	367	227	82	74			2,384
Less than 660	246		351	231	174	87	112			1,201
Total automobile loans	$6,544		$3,862	$2,328	$1,681	$539	$401			$15,355
Gross charge-offs (a)	$9		$44	$27	$17	$12	$22			$131
Credit card
Updated FICO scores
Greater than or equal to 780								$2,090	$2	$2,092
720 to 779								1,859	5	1,864
660 to 719								1,815	16	1,831
Less than 660								936	57	993
No FICO score available or required (b)								97	2	99
Total credit card loans								$6,797	$82	$6,879
Gross charge-offs (a)								$316	$39	$355
Education
Updated FICO scores
Greater than or equal to 780	$22		$58	$79	$39	$33	$318			$549
720 to 779	20		36	38	20	14	116			244
660 to 719	13		14	15	6	5	46			99
Less than 660	3		3	3	1	1	19			30
No FICO score available or required (b)	12		5	4	1		1			23
Total loans using FICO credit metric	70		116	139	67	53	500			945
Other internal credit metrics							691			691
Total education loans	$70		$116	$139	$67	$53	$1,191			$1,636
Gross charge-offs (a)				$1	$1	$1	$16			$19
Other consumer
Updated FICO scores
Greater than or equal to 780	$245		$129	$64	$20	$5	$6	$37	$1	$507
720 to 779	292		141	70	21	6	6	72	1	609
660 to 719	203		97	72	22	8	6	79	1	488
Less than 660	20		33	34	15	6	5	40	1	154
Total loans using FICO credit metric	760		400	240	78	25	23	228	4	1,758
Other internal credit metrics	6		9	77	12	11	90	2,056	8	2,269
Total other consumer loans	$766		$409	$317	$90	$36	$113	$2,284	$12	$4,027
Gross charge-offs (a)	$76	(c)	$27	$26	$13	$8	$9	$11	$1	$171
126    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)	Term Loans by Origination Year
December 31, 2023 In millions	2023		2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Automobile
Updated FICO scores
Greater than or equal to 780	$2,722		$1,650	$1,483	$535	$368	$88			$6,846
720 to 779	1,797		1,104	778	301	250	80			4,310
660 to 719	1,014		604	408	186	186	70			2,468
Less than 660	264		272	243	152	200	105			1,236
Total automobile loans	$5,797		$3,630	$2,912	$1,174	$1,004	$343			$14,860
Gross charge-offs (a)	$8		$24	$22	$17	$30	$20			$121
Credit card
Updated FICO scores
Greater than or equal to 780								$2,017	$1	$2,018
720 to 779								1,976	4	1,980
660 to 719								1,979	13	1,992
Less than 660								1,036	48	1,084
No FICO score available or required (b)								103	3	106
Total credit card loans								$7,111	$69	$7,180
Gross charge-offs (a)								$290	$29	$319
Education
Updated FICO scores
Greater than or equal to 780	$35		$88	$45	$40	$51	$331			$590
720 to 779	32		47	24	19	24	131			277
660 to 719	20		17	8	6	8	54			113
Less than 660	4		3	2	1	2	21			33
No FICO score available or required (b)	15		5	4	2		1			27
Total loans using FICO credit metric	106		160	83	68	85	538			1,040
Other internal credit metrics							905			905
Total education loans	$106		$160	$83	$68	$85	$1,443			$1,945
Gross charge-offs (a)				$1	$1	$2	$13			$17
Other consumer
Updated FICO scores
Greater than or equal to 780	$241		$127	$47	$21	$14	$11	$39	$1	$501
720 to 779	286		157	54	26	17	11	80	1	632
660 to 719	147		140	57	27	21	11	87	2	492
Less than 660	19		52	31	17	14	8	43	1	185
Total loans using FICO credit metric	693		476	189	91	66	41	249	5	1,810
Other internal credit metrics	19		97	33	48	71	34	2,149	10	2,461
Total other consumer loans	$712		$573	$222	$139	$137	$75	$2,398	$15	$4,271
Gross charge-offs (a)	$75	(c)	$23	$18	$14	$14	$8	$11	$1	$164
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
(c)Includes charge-offs of deposit overdrafts.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  127

Loan Modifications to Borrowers Experiencing Financial Difficulty

Loan modifications to borrowers experiencing financial difficulty (FDMs) result from our loss mitigation activities and include principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. See Note 1 Accounting Policies for additional information on FDMs.

The following table presents the amortized cost basis, as of the period end date, of FDMs granted during the twelve months ended December 31, 2024:

Table 53: Loan Modifications Granted to Borrowers Experiencing Financial Difficulty (a) (b)

Year ended December 31, 2024 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$14	$995	$34		$15	$111	$154	$106	$1,429	0.81%
Commercial real estate		964	94				232		1,290	3.84%
Equipment lease financing		2							2	0.03%
Total commercial	14	1,961	128		15	111	386	106	2,721	1.26%
Consumer
Residential real estate		1	84			6		7	98	0.21%
Home equity			13	$7				18	38	0.15%
Credit card				62					62	0.90%
Education		5							5	0.31%
Other consumer				1					1	0.02%
Total consumer		6	97	70		6		25	204	0.20%
Total	$14	$1,967	$225	$70	$15	$117	$386	$131	$2,925	0.92%

Year ended December 31, 2023 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Interest Rate Reduction and Payment Delay	Interest Rate Reduction and Term Extension	Payment Delay and Term Extension	Other (c)	Total	% of Loan Class
Commercial
Commercial and industrial	$13	$683	$65		$14	$18	$156	$150	$1,099	0.62%
Commercial real estate	47	816					17	87	967	2.73%
Total commercial	60	1,499	65		14	18	173	237	2,066	0.94%
Consumer
Residential real estate	2	1	95			5		6	109	0.23%
Home equity		1	10	$8				12	31	0.12%
Credit card				58					58	0.81%
Education		5							5	0.26%
Other consumer				1					1	0.02%
Total consumer	2	7	105	67		5		18	204	0.20%
Total	$62	$1,506	$170	$67	$14	$23	$173	$255	$2,270	0.71%
(a)The unfunded lending related commitments on FDMs granted were $0.9 billion and $0.4 billion during the year ended December 31, 2024 and 2023, respectively.
(b)Excludes the amortized cost basis of modified loans that were paid off, charged-off or otherwise liquidated as of the period end date.
(c)Represents all other modifications, and includes trial modifications and loans where we have received notification that a borrower has filed for Chapter 7 bankruptcy relief, but specific instructions as to the terms of the relief have not been formally ruled upon by the court.

128    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Table 54 presents the weighted average financial effect of FDMs granted during the twelve months ended December 31, 2024 and 2023:

Table 54: Financial Effect of FDMs (a)

Year ended December 31, 2024 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$1,260	Extended contractual term by 16 months.
Commercial real estate	$1,196	Extended contractual term by 17 months.
Equipment lease financing	$2	Extended contractual term by 43 months.
Residential real estate	$7	Extended contractual term by 94 months.
Education	$5	Extended contractual term by 13 months.
Interest Rate Reduction
Commercial and industrial	$140	Reduced contractual interest rate by 1.42%.
Residential real estate	$6	Reduced contractual interest rate by 2.00%.
Payment Delay
Commercial and industrial	$203	Provided 8 months of payment deferral.
Commercial real estate	$326	Provided 8 months of payment deferral.
Residential real estate	$84	Provided 9 months of payment deferral.
Home equity	$13	Provided 4 months of payment deferral.

Year ended December 31, 2023 Dollars in millions	Amortized cost basis (b)	Weighted Average Financial Effect
Term Extension
Commercial and industrial	$857	Extended contractual term by 12 months.
Commercial real estate	$833	Extended contractual term by 14 months.
Residential real estate	$6	Extended contractual term by 80 months.
Home equity	$1	Extended contractual term by 232 months.
Education	$5	Extended contractual term by 20 months.
Interest Rate Reduction
Commercial and industrial	$45	Reduced contractual interest rate by 2.70%.
Commercial real estate	$47	Reduced contractual interest rate by 4.54%.
Residential real estate	$7	Reduced contractual interest rate by 1.34%.
Payment Delay
Commercial and industrial	$235	Provided 3 months of payment deferral.
Commercial real estate	$17	Provided 5 months of payment deferral.
Residential real estate	$95	Provided 9 months of payment deferral.
Home equity	$10	Provided 4 months of payment deferral.
(a)Excludes the financial effects of modifications for loans that were paid off, charged-off or otherwise liquidated as of the period end date.
(b)The amortized cost basis presented in Table 54 includes combination modification categories in addition to the standalone modification categories presented in Table 53. Primarily due to this reason, the amortized cost basis presented in Table 54 may not agree to the amortized cost basis presented alongside the standalone modification categories in Table 53. Amortized cost basis is as of the period end date.

Repayment plans are excluded from Table 54. The terms of these programs, which are offered for certain consumer products, are as follows:
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  129

payment. Each of the aforementioned terms may increase or decrease, and may vary from loan to loan, based on the individual loan and borrower characteristics.
After we modify a loan, we continue to track its performance under its most recent modified terms. The following table presents the performance, as of period end date, of FDMs granted during the year ended December 31, 2024 and 2023:
Table 55: Delinquency Status of FDMs (a) (b)

Year ended December 31, 2024 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$1,191	$9	$4		$225	$1,429
Commercial real estate	864				426	1,290
Equipment lease financing	2					2
Total commercial	2,057	9	4		651	2,721
Consumer
Residential real estate	5	1			92	98
Home equity	4				34	38
Credit card	45	5	4	$7	1	62
Education	5					5
Other consumer					1	1
Total consumer	59	6	4	7	128	204
Total	$2,116	$15	$8	$7	$779	$2,925

Year ended December 31, 2023 Dollars in millions	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonperforming Loans	Total
Commercial
Commercial and industrial	$828	$14			$257	$1,099
Commercial real estate	863				104	967
Total commercial	1,691	14			361	2,066
Consumer
Residential real estate	15	1			93	109
Home equity	4				27	31
Credit card	41	5	$4	$7	1	58
Education	5					5
Other consumer					1	1
Total consumer	65	6	4	7	122	204
Total	$1,756	$20	$4	$7	$483	$2,270
(a)Represents amortized cost basis.
(b)Loans in our Payment Delay category are reported as past due in accordance with their contractual terms. Once contractually modified, these loans are reported as past due in accordance with their restructured terms.

130    The PNC Financial Services Group, Inc. – 2024 Form 10-K

We generally consider FDMs to have subsequently defaulted when they become 60 days past due after the most recent date the loan was modified. The following table presents loans that were both (i) classified as FDMs, and (ii) subsequently defaulted during the period.

Table 56: Subsequently Defaulted FDMs (a)

Year ended December 31, 2024 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan	Payment Delay and Term Extension	All Other Modifications (b)	Total
Commercial
Commercial and industrial		$87	$17		$3		$107
Commercial real estate		46	33		37		116
Total commercial		133	50		40		223
Consumer
Residential real estate			43			$8	51
Home equity			3	$1		13	17
Credit card				32			32
Total consumer			46	33		21	100
Total		$133	$96	$33	$40	$21	$323

Year ended December 31, 2023 Dollars in millions	Interest Rate Reduction	Term Extension	Payment Delay	Repayment Plan		All Other Modifications (b)	Total
Commercial
Commercial and industrial		$38	$166			$7	$211
Commercial real estate	$46	15					61
Total commercial	46	53	166			7	272
Consumer
Residential real estate	1		28			2	31
Home equity			2			10	12
Credit card				$16			16
Total consumer	1		30	16		12	59
Total	$47	$53	$196	$16		$19	$331
(a)Represents amortized cost basis.
(b)As of December 31, 2024, the following modification categories are included: interest rate reduction, combination of interest rate reduction/payment delay, combination of interest rate reduction/term extension and other. As of December 31, 2023, the following modification categories are included: principal forgiveness, combinations of interest rate reduction/payment delay and interest rate reduction/term extension and other. There were no applicable values for the combination of payment delay/term extension.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
Table 57 quantifies the number of loans that were classified as TDRs as well as the change in the loans’ balance as a result of becoming a TDR during the year ended December 31, 2022. Additionally, the table provides information about the types of TDR concessions. See Note 1 Accounting Policies for additional discussion of TDRs.
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
After a loan was determined to be a TDR, we continued to track its performance under its most recent restructured terms. We considered a TDR to have subsequently defaulted when it became 60 days past due after the most recent date the loan was restructured. Loans that were both (i) classified as TDRs, and (ii) subsequently defaulted during the period totaled $0.1 billion for the year ended December 31, 2022.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  131

Allowance for Credit Losses
We maintain the ACL related to loans at levels that we believe to be appropriate to absorb expected credit losses as of the balance sheet date. See Note 1 Accounting Policies for a discussion of the methodologies used to determine this allowance. A rollforward of the ACL related to loans follows:
Table 58: Rollforward of Allowance for Credit Losses

At or for the year ended December 31	2024			2023			2022
In millions	Commercial	Consumer	Total	Commercial	Consumer	Total	Commercial	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741	$3,185	$1,683	$4,868
Adoption of ASU 2022-02 (a)					(35)	(35)
Beginning balance, adjusted	3,259	1,532	4,791	3,114	1,592	4,706	3,185	1,683	4,868
Charge-offs	(720)	(715)	(1,435)	(442)	(650)	(1,092)	(307)	(678)	(985)
Recoveries	149	245	394	137	245	382	114	308	422
Net (charge-offs)	(571)	(470)	(1,041)	(305)	(405)	(710)	(193)	(370)	(563)
Provision for credit losses	464	277	741	447	345	792	126	313	439
Other	(4)	(1)	(5)	3		3	(4)	1	(3)
Ending balance	$3,148	$1,338	$4,486	$3,259	$1,532	$4,791	$3,114	$1,627	$4,741
Allowance for unfunded lending related commitments (b)
Beginning balance	$545	$118	$663	$613	$81	$694	$564	$98	$662
Provision for (recapture of) credit losses	36	20	56	(68)	37	(31)	49	(17)	32
Other	(1)	1
Ending balance	$580	$139	$719	$545	$118	$663	$613	$81	$694
Allowance for credit losses at December 31 (c)	$3,728	$1,477	$5,205	$3,804	$1,650	$5,454	$3,727	$1,708	$5,435
(a)    Represents the impact of adopting ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. As a result of adoption, we eliminated the accounting guidance for TDRs, including the use of a discounted cash flow approach to measure the allowance for TDRs.
(b)    See Note 10 Commitments for additional information about the underlying commitments related to this allowance.
(c)    Represents the ALLL plus allowance for unfunded lending related commitments and excludes allowances for investment securities and other financial assets, which together totaled $114 million, $120 million and $176 million at December 31, 2024, 2023 and 2022 respectively.

The ACL related to loans totaled $5.2 billion at December 31, 2024 and $5.5 billion at December 31, 2023. The reserve change was driven by improved macroeconomic factors as well as portfolio activity.

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
132    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The following table provides our loan sale and servicing activities:
Table 59: Loan Sale and Servicing Activities

In millions	Residential Mortgages	Commercial Mortgages (a)
Cash Flows - Year ended December 31, 2024
Sales of loans and related securitization activity (b)	$3,060	$3,918
Repurchases of previously transferred loans (c)	$103	$9
Servicing fees (d)	$551	$204
Servicing advances recovered/(funded), net	$19	$(92)
Cash flows on mortgage-backed securities held (e)	$2,499	$67
Cash Flows - Year ended December 31, 2023
Sales of loans and related securitization activity (b)	$2,648	$3,650
Repurchases of previously transferred loans (c)	$87
Servicing fees (d)	$529	$198
Servicing advances recovered/(funded), net	$(7)	$(140)
Cash flows on mortgage-backed securities held (e)	$2,624	$75
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
(e)Represents cash flows on securities where we transferred to, and/or service loans for, a securitization SPE and we hold securities issued by that SPE. The carrying values of such securities held were $18.2 billion in residential mortgage-backed securities and $0.6 billion in commercial mortgage-backed securities at December 31, 2024. Comparable amounts at December 31, 2023 were $20.4 billion and $0.7 billion, respectively.

Table 60 presents information about the principal balances of transferred loans that we service and are not recorded on our Consolidated Balance Sheet. We would only experience a loss on these transferred loans if we were required to repurchase a loan, where the repurchase price exceeded the loan’s fair value, due to a breach in representations and warranties or a loss sharing arrangement associated with our continuing involvement with these loans. The estimate of losses related to breaches in representations and warranties was insignificant at December 31, 2024 and 2023.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  133

Table 60: Principal Balance, Delinquent Loans and Net Charge-offs Related to Serviced Loans For Others

In millions	Residential Mortgages	Commercial Mortgages (a)
December 31, 2024
Total principal balance	$37,619	$51,274
Delinquent loans (b)	$288	$124
December 31, 2023
Total principal balance	$39,016	$57,492
Delinquent loans (b)	$329	$89
Year ended December 31, 2024
Net charge-offs (c)	$4	$122
Year ended December 31, 2023
Net charge-offs (c)	$4	$26
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

Variable Interest Entities (VIEs)
We are involved with various entities in the normal course of business that are deemed to be VIEs. We assess VIEs for consolidation based upon the accounting policies described in Note 1 Accounting Policies. Our consolidated VIEs were insignificant at both December 31, 2024 and 2023. We have not provided additional financial support to these entities which we are not contractually required to provide.

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

Table 61: Non-Consolidated VIEs

In millions	PNC Risk of Loss (a)	Carrying Value of Assets		Carrying Value of Liabilities
December 31, 2024
Mortgage-backed securitizations (b)	$19,187	$19,191	(c)
Tax credit investments and other	5,513	5,491	(d) (e)	$2,627	(f) (g)
Total	$24,700	$24,682		$2,627
December 31, 2023
Mortgage-backed securitizations (b)	$21,451	$21,453	(c)
Tax credit investments and other	4,709	4,631	(d) (e)	$2,119	(f) (g)
Total	$26,160	$26,084		$2,119
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
(d)Included in Investment securities, Loans, Equity investments and Other assets on our Consolidated Balance Sheet.
(e)Amount includes $3.9 billion of LIHTCs and $0.2 billion of NMTCs at December 31, 2024, which are included in Equity investments on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $3.0 billion and $0.2 billion, respectively.
(f)Included in Deposits and Other liabilities on our Consolidated Balance Sheet.
(g)Amount includes $2.3 billion of LIHTCs and less than $0.1 billion of NMTCs at December 31, 2024, which are included in Other liabilities on our Consolidated Balance Sheet. Comparable amounts at December 31, 2023 were $1.6 billion and $0.2 billion, respectively.

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
134    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Tax Credit Investments and Other
For tax credit investments in which we do not have the right to make decisions that will most significantly impact the economic performance of the entity, we are not the primary beneficiary and thus do not consolidate the entity. These investments are disclosed in Table 61. The table also reflects our maximum exposure to loss exclusive of any potential tax credit recapture. Our maximum exposure to loss is equal to our legally binding equity commitments adjusted for recorded impairment, partnership results or amortization for qualifying LIHTC investments when applicable. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2024, we had a liability for unfunded commitments of $2.2 billion related to investments in qualified affordable housing projects which is reflected in Other liabilities on our Consolidated Balance Sheet.
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
We also make certain equity investments in various tax credit limited partnerships or LLCs. The purpose of these investments is to achieve a satisfactory return on capital and to assist us in achieving goals associated with the CRA. During 2024, we recognized $0.5 billion of amortization, $0.5 billion of tax credits and $0.1 billion of other tax benefits associated with qualified investments in LIHTCs and NMTCs within Income taxes. We recognized $0.4 billion of amortization, $0.4 billion of tax credits and less than $0.1 billion of other tax benefits associated with qualified investments in LIHTCs within Income taxes in 2023. Comparable amounts for 2022 were $0.4 billion, $0.4 billion and less than $0.1 billion, respectively.

NOTE 5 GOODWILL AND MORTGAGE SERVICING RIGHTS

Assets and liabilities of acquired entities are recorded at estimated fair value as of the acquisition date.

Goodwill
Allocations of goodwill by business segment at December 31, 2024, 2023 and 2022 follow:

Table 62: Goodwill by Business Segment

In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group	Total
Balance as of December 31, 2024	$6,473	$4,270	$189	$10,932
Balance as of December 31, 2023	$6,473	$4,270	$189	$10,932
Other		(55)		(55)
Balance as of December 31, 2022	$6,473	$4,325	$189	$10,987

We review goodwill in each of our reporting units for impairment at least annually, in the fourth quarter, or more frequently if events occur or circumstances have changed significantly from the annual test date. Based on the results of our analysis, there were no impairment charges related to goodwill in 2024, 2023 or 2022. See Note 1 Accounting Policies for additional information regarding the goodwill impairment test.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  135

Mortgage Servicing Rights
We recognize the right to service mortgage loans for others as an intangible asset when the benefits of servicing are expected to be more than adequate compensation to a servicer for performing the servicing. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. MSRs totaled $3.7 billion at both December 31, 2024 and 2023, and consisted of loan servicing contracts for commercial and residential mortgages measured at fair value.
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

Changes in the commercial MSRs follow:

Table 63: Commercial Mortgage Servicing Rights

In millions	2024	2023	2022
January 1	$1,032	$1,113	$740
Additions:
From loans sold with servicing retained	44	50	62
Purchases	64	44	46
Changes in fair value due to:
Time and payoffs (a)	(317)	(332)	(208)
Other (b)	262	157	473
December 31	$1,085	$1,032	$1,113
Related unpaid principal balance at December 31	$290,384	$288,042	$281,277
Servicing advances at December 31	$653	$561	$421
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

The fair value of residential MSRs is estimated by using a discounted cash flow valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other factors that are determined based on current market conditions.

136    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Changes in the residential MSRs follow:

Table 64: Residential Mortgage Servicing Rights

In millions	2024	2023	2022
January 1	$2,654	$2,310	$1,078
Additions:
From loans sold with servicing retained	28	23	57
Purchases	43	444	897
Changes in fair value due to:
Time and payoffs (a)	(254)	(237)	(231)
Other (b)	155	115	509
Sale		(1)
December 31	$2,626	$2,654	$2,310
Unpaid principal balance of loans serviced for others at December 31	$196,915	$209,158	$189,831
Servicing advances at December 31	$153	$172	$165
(a)Represents decrease in MSR value due to passage of time, which includes the impact from regularly scheduled loan principal payments, prepayments and loans that were paid off during the period.
(b)Includes MSR value changes resulting from changes in interest rates and other market-driven conditions.
Sensitivity Analysis
The fair value of commercial and residential MSRs and significant inputs to the valuation models as of December 31, 2024 and 2023 are shown in Tables 65 and 66. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses both internal proprietary models and a third-party model to estimate future commercial mortgage loan prepayments and a third-party model to estimate future residential mortgage loan prepayments. These models have been refined based on current market conditions and management judgment. Future interest rates are another important factor in the valuation of MSRs. Management utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is also presented in Tables 65 and 66. These sensitivities do not include the impact of the related hedging activities. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

The following tables set forth the fair value of commercial and residential MSRs and the sensitivity analysis of the hypothetical effect on the fair value of MSRs to immediate adverse changes of 10% and 20% in those assumptions:

Table 65: Commercial Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2024	December 31, 2023
Fair value	$1,085	$1,032
Weighted-average life (years)	3.8	3.9
Weighted-average constant prepayment rate	4.45%	5.51%
Decline in fair value from 10% adverse change	$8	$9
Decline in fair value from 20% adverse change	$16	$17
Effective discount rate	11.18%	9.64%
Decline in fair value from 10% adverse change	$35	$31
Decline in fair value from 20% adverse change	$69	$61

The PNC Financial Services Group, Inc. – 2024 Form 10-K  137

Table 66: Residential Mortgage Servicing Rights – Key Valuation Assumptions

Dollars in millions	December 31, 2024		December 31, 2023
Fair value	$2,626		$2,654
Weighted-average life (years)	8.0		8.1
Weighted-average constant prepayment rate	6.39%		6.42%
Decline in fair value from 10% adverse change	$57		$60
Decline in fair value from 20% adverse change	$111		$117
Weighted-average option adjusted spread	755	bps	765	bps
Decline in fair value from 10% adverse change	$81		$83
Decline in fair value from 20% adverse change	$157		$161

Fees from mortgage loan servicing, which include contractually specified servicing fees, late fees and ancillary fees, were $0.7 billion for both 2024 and 2023, compared to $0.6 billion for 2022. We also generate servicing fees from fee-based activities provided to others for which we do not have an associated servicing asset. Fees from commercial and residential MSRs are reported within Noninterest income on our Consolidated Income Statement in Residential and commercial mortgage.

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

The following table provides details on our income from lessor arrangements:

Table 67: Lessor Income

Year ended December 31
In millions	2024	2023	2022
Sales-type and direct financing leases (a)	$355	$300	$243
Operating leases (b)	26	46	63
Lease income	$381	$346	$306
(a)Included in Loans interest income on the Consolidated Income Statement.
(b)Included in Lending and deposit services noninterest income on the Consolidated Income Statement.

The following table provides the components of our equipment lease financing assets:

Table 68: Sales-Type and Direct Financing Leases

In millions	December 31, 2024	December 31, 2023
Lease receivables	$6,229	$5,986
Unguaranteed residual asset values (a)	1,395	1,440
Unearned income	(869)	(884)
Equipment lease financing	$6,755	$6,542
(a)In certain cases, PNC obtains third-party residual value insurance to reduce its residual risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $0.6 billion at both December 31, 2024 and 2023.

Operating lease assets were $0.4 billion and accumulated depreciation was $0.2 billion at both December 31, 2024 and 2023. We had no lease transactions with related parties or deferred selling profits at December 31, 2024 and 2023.

138    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The future minimum lessor receivable arrangements at December 31, 2024 were as follows:

Table 69: Future Minimum Lessor Receivable Arrangements

In millions	Operating Leases	Sales-type and Direct Financing Leases
2025	$30	$1,568
2026	30	1,318
2027	25	1,268
2028	15	798
2029	12	524
2030 and thereafter	10	753
Total future minimum lease receivable arrangements	$122	$6,229

Lessee Arrangements
We lease retail branches, datacenters, office space, land and equipment under operating and finance leases. Our leases have remaining lease terms of 1 year to 43 years, some of which may include options to renew the leases for up to 99 years, and some of which may include options to terminate the leases prior to the end date of the lease term. Certain leases also include options to purchase the leased asset. The exercise of lease renewal, termination and purchase options is at our sole discretion.

Certain of our lease agreements include rental payments based on a percentage of revenue and others include rental payments if certain bank deposit levels are met. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Subleases to third parties were not material at December 31, 2024 and 2023.

Tables 70 and 71 provide details on our operating leases:

Table 70: Operating Lease Costs and Cash Flows

Year ended December 31
In millions	2024	2023	2022
Operating lease cost (a)	$373	$386	$395
Operating cash flows	$413	$440	$434
(a)Included in Occupancy, Equipment and Marketing expense on the Consolidated Income Statement.

Table 71: Operating Lease Assets and Liabilities

In millions	December 31, 2024	December 31, 2023
Operating lease assets (a)	$1,619	$1,745
Operating lease liabilities (b)	$1,870	$1,998
(a)Included in Other assets on the Consolidated Balance Sheet.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Finance lease assets and liabilities, income, expense and cash flows at December 31, 2024 and 2023 were not material.

Operating lease term and discount rates of our lessee arrangements at December 31, 2024 and 2023 were as follows:

Table 72: Operating Lease Term and Discount Rates of Lessee Arrangements

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	2.76%	2.49%

The PNC Financial Services Group, Inc. – 2024 Form 10-K  139

The future lease payments based on maturity for our lessee liability arrangements at December 31, 2024 are as follows:

Table 73: Future Lease Payments for Operating Lease Liability Arrangements

In millions	December 31, 2024
2025	$401
2026	367
2027	324
2028	270
2029	204
2030 and thereafter	492
Total future lease payments	$2,058
Less: Interest	188
Present value of operating lease liability arrangements	$1,870

NOTE 7 PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements, stated at cost less accumulated depreciation and amortization, were as follows:

Table 74: Premises, Equipment and Leasehold Improvements

In millions	December 31, 2024	December 31, 2023
Premises, equipment and leasehold improvements	$19,403	$18,358
Accumulated depreciation and amortization	(10,731)	(9,841)
Net book value	$8,672	$8,517

Depreciation expense on premises, equipment and leasehold improvements, as well as amortization expense, excluding intangible assets, primarily for capitalized internally developed software are shown in the following table:

Table 75: Depreciation and Amortization Expense (a)

Year ended December 31
In millions	2024	2023	2022
Depreciation	$912	$900	$899
Amortization	139	138	130
Total depreciation and amortization	$1,051	$1,038	$1,029
(a)Included in Occupancy and Equipment expense on the Consolidated Income Statement.

NOTE 8 TIME DEPOSITS
The aggregate amount of time deposit accounts (including certificates of deposits) in denominations that met or exceeded the insured limit were $9.2 billion at December 31, 2024.
Table 76 shows the total amount of time deposits at December 31, 2024 by future contractual maturity range:

Table 76: Time Deposits

In billions
2025	$33.8
2026	0.2
2027	0.1
2028	0.1
2029 (a)
2030 and thereafter	0.1
Total	$34.3
(a)Amount less than $0.1 billion.

140    The PNC Financial Services Group, Inc. – 2024 Form 10-K

NOTE 9 BORROWED FUNDS
The following table shows the carrying value of total borrowed funds at December 31, 2024 (including adjustments related to accounting hedges, purchase accounting and unamortized original issuance discounts) by remaining contractual maturity:
Table 77: Borrowed Funds

In millions
2025	$18,131
2026	9,758
2027	7,964
2028	5,054
2029	4,539
2030 and thereafter	16,227
Total	$61,673

The following table presents the contractual rates and maturity dates of our FHLB advances, senior debt and subordinated debt as of December 31, 2024 and the carrying values as of December 31, 2024 and 2023.
Table 78: FHLB Advances, Senior Debt and Subordinated Debt

	Stated Rate	Maturity	Carrying Value
Dollars in millions	2024	2024	2024	2023
Parent Company
Senior debt	1.15% - 6.88%	2026 - 2035	$27,369	$22,221
Subordinated debt	4.63%	2033	777	1,544
Junior subordinated debt	5.33%	2028	206	206
Total Parent Company			28,352	23,971
Bank
Federal Home Loan Bank advances (a)	4.63% - 4.96%	2025 - 2028	22,000	38,000
Senior debt	2.95% - 4.87%	2025 - 2043	5,128	4,615
Subordinated debt	2.70% - 5.90%	2025 - 2029	3,121	3,125
Total Bank			30,249	45,740
Total			$58,601	$69,711
(a)FHLB advances are generally collateralized by residential mortgage loans, other mortgage-related loans and investment securities.
In Table 78, the carrying values for Parent Company senior and subordinated debt include basis adjustments of $(753) million and $(70) million, respectively, whereas Bank senior and subordinated debt include basis adjustments of $(90) million and $(144) million, respectively, related to fair value accounting hedges as of December 31, 2024.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  141

NOTE 10 COMMITMENTS
In the normal course of business, we have various commitments outstanding, certain of which are not included on our Consolidated Balance Sheet. The following table presents our outstanding commitments to extend credit along with other commitments as of December 31, 2024 and 2023.

Table 79: Commitments to Extend Credit and Other Commitments

In millions	December 31, 2024	December 31, 2023
Commitments to extend credit
Commercial	$209,864	$203,080
Home equity	24,086	23,970
Credit card	36,447	33,978
Other	7,388	7,363
Total commitments to extend credit	277,785	268,391
Net outstanding standby letters of credit (a)	11,251	10,913
Standby bond purchase agreements (b)	1,095	1,078
Other commitments (c)	4,969	4,386
Total commitments to extend credit and other commitments	$295,100	$284,768
(a)Net outstanding standby letters of credit that support remarketing programs were $3.7 billion and $3.9 billion at December 31, 2024 and 2023, respectively.
(b)We enter into standby bond purchase agreements to support municipal bond obligations.
(c)Includes $2.2 billion and $2.1 billion related to investments in qualified affordable housing projects at December 31, 2024 and 2023, respectively.

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
Net Outstanding Standby Letters of Credit
We issue standby letters of credit and share in the risk of standby letters of credit issued by other financial institutions, in each case to support obligations of our customers to third parties, such as insurance requirements and the facilitation of transactions involving capital markets product execution. Approximately 97% of our net outstanding standby letters of credit were rated as Pass at December 31, 2024, with the remainder rated as Criticized. An internal credit rating of Pass indicates the expected risk of loss is currently low, while a rating of Criticized indicates a higher degree of risk.
If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract or there is a need to support a remarketing program, then upon a draw by a beneficiary, subject to the terms of the letter of credit, we would be obligated to make payment to them. The standby letters of credit outstanding on December 31, 2024 had terms ranging from less than one year to seven years.
As of December 31, 2024, assets of $1.0 billion secured certain specifically identified standby letters of credit. In addition, a portion of the remaining standby letters of credit issued on behalf of specific customers was also secured by collateral or guarantees that secure the customers’ other obligations to us. The carrying amount of the liability for our obligations related to standby letters of credit and participations in standby letters of credit was $0.2 billion at December 31, 2024 and is included in Other liabilities on our Consolidated Balance Sheet.

142    The PNC Financial Services Group, Inc. – 2024 Form 10-K

NOTE 11 EQUITY
Preferred Stock

The following table provides the number of preferred shares issued and outstanding, the liquidation value per share and the number of authorized preferred shares:

Table 80: Preferred Stock - Authorized, Issued and Outstanding

		Preferred Shares
December 31 Shares in thousands	Liquidation value per share	2024	2023
Authorized
$1 par value		20,000	20,000
Issued and outstanding
Series B	$40	1	1
Series R (a)	$100,000		5
Series S	$100,000	5	5
Series T	$100,000	15	15
Series U	$100,000	10	10
Series V	$100,000	12	12
Series W	$100,000	15	15
Total issued and outstanding		58	63
(a)On December 2, 2024, PNC redeemed all 5,000 shares of its Series R preferred stock, as well as all 500,000 depositary shares each representing a fractional interest in such shares.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  143

The following table discloses information related to the preferred stock outstanding as of December 31, 2024:
Table 81: Terms of Outstanding Preferred Stock

Preferred Stock	Issue Date	Number of Depositary Shares Issued and Outstanding	Fractional Interest in a Share of Preferred Stock Represented by Each Depositary Share	Dividend Dates (a)	Annual Per Share Dividend Rate	Optional Redemption Date (b)
Series B (c)	(c)	N/A	N/A	Quarterly	$1.80	None
Series S (d)	November 1, 2016	525,000	1/100th	Semi-annually until November 1, 2026 Quarterly beginning on February 1, 2027	5.00% until November 1, 2026 3 Mo. CME Term SOFR plus 0.26161% plus 3.30% beginning November 1, 2026	November 1, 2026
Series T (d)	September 13, 2021	1.5 million	1/100th	Quarterly	3.40% until September 15, 2026 5 Yr. U.S. Treasury plus 2.595% per annum beginning September 15, 2026	September 15, 2026
Series U (d)	April 26, 2022	1 million	1/100th	Quarterly	6.00% until May 15, 2027 5 Yr. U.S. Treasury plus 3.00% per annum beginning May 15, 2027	May 15, 2027
Series V (d)	August 19, 2022	1.25 million	1/100th	Quarterly	6.20% until September 15, 2027 5 Yr. U.S. Treasury plus 3.238% per annum beginning September 15, 2027	September 15, 2027
Series W (d)	February 7, 2023	1.5 million	1/100th	Quarterly	6.25% until March 15, 2030 7 Yr. U.S. Treasury plus 2.808% per annum beginning March 15, 2030	March 15, 2030
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
(d)Non-Cumulative preferred stock.

Each outstanding series of preferred stock, other than Series B, contains restrictions on our ability to pay dividends and make other shareholder payments. Subject to limited exceptions, if dividends are not paid on any such series of preferred stock, we cannot declare dividends on or repurchase shares of our common stock. In addition, if we would like to repurchase shares of preferred stock, such repurchases must be on a pro rata basis with respect to all such series of preferred stock.

144    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table provides the dividends per share for PNC’s common and preferred stock:
Table 82: Dividends Per Share

December 31	2024	2023	2022
Common Stock	$6.30	$6.10	$5.75
Preferred Stock
Series B	$1.80	$1.80	$1.80
Series O		$8,848	$4,881
Series P			$6,181
Series R	$8,715	$6,808	$4,850
Series S	$5,000	$5,000	$5,000
Series T	$3,400	$3,400	$3,400
Series U	$6,000	$6,000	$3,317
Series V	$6,200	$6,200	$1,998
Series W	$6,250	$5,347

On January 3, 2025, the PNC Board of Directors declared a quarterly cash dividend on common stock of $1.60 per share, paid on February 5, 2025.

Other Shareholders’ Equity Matters
At December 31, 2024, we had reserved approximately 78 million common shares to be issued in connection with certain stock plans.

NOTE 12 OTHER COMPREHENSIVE INCOME
Details of other comprehensive income (loss) are as follows:

Table 83: Other Comprehensive Income (Loss)

	Year ended December 31
	2024			2023			2022
In millions	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Debt securities
Net unrealized gains (losses) on securities	$(363)	$89	$(274)	$840	$(202)	$638	$(10,866)	$2,561	$(8,305)
Less: Net realized gains (losses) reclassified to earnings (a)	(1,328)	323	(1,005)	(913)	217	(696)	(723)	171	(552)
Net change	965	(234)	731	1,753	(419)	1,334	(10,143)	2,390	(7,753)
Cash flow hedge derivatives
Net unrealized gains (losses) on cash flow hedge derivatives	(790)	192	(598)	(237)	65	(172)	(3,536)	833	(2,703)
Less: Net realized gains (losses) reclassified to earnings (a)	(1,317)	320	(997)	(1,540)	376	(1,164)	(260)	61	(199)
Net change	527	(128)	399	1,303	(311)	992	(3,276)	772	(2,504)
Pension and other postretirement benefit plan adjustments
Net pension and other postretirement benefit plan activity and other reclassified to earnings (b)	21	(5)	16	166	(40)	126	(363)	85	(278)
Net change	21	(5)	16	166	(40)	126	(363)	85	(278)
Other
Net unrealized gains (losses) on other transactions	1		1	5	3	8	(5)	(41)	(46)
Net change	1		1	5	3	8	(5)	(41)	(46)
Total other comprehensive income (loss)	$1,514	$(367)	$1,147	$3,227	$(767)	$2,460	$(13,787)	$3,206	$(10,581)
(a)Reclassifications for pre-tax debt securities and cash flow hedges are recorded in Interest income and Noninterest income on the Consolidated Income Statement.
(b)Reclassifications include amortization of actuarial losses (gains) and amortization of prior period services costs (credits) which are recorded in Noninterest expense on the Consolidated Income Statement.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  145

Table 84: Accumulated Other Comprehensive Income (Loss) Components

In millions, after-tax	Debt securities	Cash flow hedge derivatives	Pension and other postretirement benefit plan adjustments	Other	Accumulated other comprehensive income
Balance at December 31, 2021	$589	$(201)	$27	$(6)	$409
Net activity	(7,753)	(2,504)	(278)	(46)	(10,581)
Balance at December 31, 2022	$(7,164)	$(2,705)	$(251)	$(52)	$(10,172)
Net activity	1,334	992	126	8	2,460
Balance at December 31, 2023 (a)	$(5,830)	$(1,713)	$(125)	$(44)	$(7,712)
Net activity	731	399	16	1	1,147
Balance at December 31, 2024 (a)	$(5,099)	$(1,314)	$(109)	$(43)	$(6,565)
(a)AOCI included pretax losses of $275 million and $293 million from derivatives that hedged the purchase of investment securities classified as held-to-maturity at December 31, 2024 and December 31, 2023, respectively.

NOTE 13 EARNINGS PER SHARE
Table 85: Basic and Diluted Earnings Per Common Share

In millions, except per share data	2024	2023	2022
Basic
Net income	$5,953	$5,647	$6,113
Less:
Net income attributable to noncontrolling interests	64	69	72
Preferred stock dividends	352	417	301
Preferred stock discount accretion and redemptions	8	8	5
Net income attributable to common shareholders	5,529	5,153	5,735
Less: Dividends and undistributed earnings allocated to nonvested restricted shares	33	27	27
Net income attributable to basic common shareholders	$5,496	$5,126	$5,708
Basic weighted-average common shares outstanding	399	401	412
Basic earnings per common share (a)	$13.76	$12.80	$13.86
Diluted
Net income attributable to diluted common shareholders	$5,496	$5,126	$5,708
Basic weighted-average common shares outstanding	399	401	412
Diluted potential common shares	1
Diluted weighted-average common shares outstanding	400	401	412
Diluted earnings per common share (a)	$13.74	$12.79	$13.85
(a)Basic and diluted earnings per share under the two-class method are determined on net income reported on the income statement less earnings allocated to nonvested restricted shares and restricted share units with nonforfeitable dividends and dividend rights (participating securities).

146    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  147

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
Securities Available-for-Sale and Trading Securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. We primarily use prices obtained from pricing services, dealer quotes or recent trades to determine the fair value of securities. The majority of securities were priced by third-party vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. We monitor and validate the reliability of vendor pricing on an ongoing basis through pricing methodology reviews, including detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Securities not priced by one of our pricing vendors may be valued using a dealer quote, which are also subject to price validation testing. Price validation testing is performed independent of the risk-taking function and involves corroborating the prices received from third-party vendors and dealers with prices from another third party or through other sources, such as internal valuations or sales of similar securities. Security prices are also validated through actual cash settlement upon sale of a security.
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
148    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  149

related to these interest rate contract financial derivatives as of December 31, 2024 and 2023 are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 of this Note 14.
In connection with the sales of portions of our Visa Class B common shares, we entered into swap agreements with the purchasers of those shares to retain any future risk of decreases in the conversion rate of Class B common shares to Class A common shares resulting from increases in the escrow funded by Visa to pay for the costs of resolution of the pending interchange litigation (see Note 20 Legal Proceedings). These swaps also require PNC to make periodic payments based on the market price of the Class A common shares at a fixed rate of interest (in certain cases subject to step-up provisions) until the Visa litigation is resolved. An increase in the estimated length of litigation resolution date, a decrease in the estimated conversion rate or an increase in the estimated growth rate of the Class A share price would have had a negative impact on the fair value of the swaps and vice versa. In the second quarter of 2024, PNC participated in the Visa exchange program, allowing PNC to monetize approximately 50% of its Visa Class B-1 shares. Accordingly, our underlying swap exposure decreased in 2024 as a result of this transaction.
The fair values of our derivatives include a credit and funding valuation adjustment to reflect our own and our counterparties’ nonperformance risk. Our credit valuation adjustment is computed using credit default swap spreads, in conjunction with internal historical recovery observations.
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
All Level 3 other assets and liabilities are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 in this Note 14.
Other Borrowed Funds
Other borrowed funds primarily consist of U.S. Treasury securities sold short which are classified as Level 1. Other borrowed funds also includes the related liability for certain repurchased loans for which we have elected the fair value option and are classified as either Level 2 or Level 3, consistent with the level classification of the corresponding loans. All Level 3 amounts are included in the Insignificant Level 3 assets, net of liabilities line item in Table 88 in this Note 14.
150    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, including instruments for which we have elected the fair value option:

Table 86: Fair Value Measurements – Recurring Basis Summary

	December 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Residential mortgage loans held for sale		$560	$68	$628		$371	$103	$474
Commercial mortgage loans held for sale		199	4	203		227	11	238
Securities available-for-sale
U.S. Treasury and government agencies	$22,534	1,017		23,551	$6,292	659		6,951
Residential mortgage-backed
Agency		30,626		30,626		27,880		27,880
Non-agency			603	603			696	696
Commercial mortgage-backed
Agency		1,945		1,945		1,546		1,546
Non-agency		588	103	691		766	103	869
Asset-backed		2,299	93	2,392		1,014	102	1,116
Other		2,177	54	2,231		2,672	55	2,727
Total securities available-for-sale	22,534	38,652	853	62,039	6,292	34,537	956	41,785
Loans		486	670	1,156		512	726	1,238
Equity investments (a)	825		2,111	3,132	574		1,952	2,717
Residential mortgage servicing rights			2,626	2,626			2,654	2,654
Commercial mortgage servicing rights			1,085	1,085			1,032	1,032
Trading securities (b)	987	1,787		2,774	377	2,422		2,799
Financial derivatives (b) (c)	3	3,004	4	3,011	29	3,394	6	3,429
Other assets	449	133	10	592	403	85	8	496
Total assets (d)	$24,798	$44,821	$7,431	$77,246	$7,675	$41,548	$7,448	$56,862
Liabilities
Other borrowed funds	$1,161	$128	$10	$1,299	$724	$84	$9	$817
Financial derivatives (c) (e)	11	5,334	150	5,495	11	5,736	152	5,899
Other liabilities		28	177	205			237	237
Total liabilities (f)	$1,172	$5,490	$337	$6,999	$735	$5,820	$398	$6,953
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)Included in Other assets on the Consolidated Balance Sheet.
(c)Amounts at December 31, 2024 and 2023 are presented gross and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. See Note 15 Financial Derivatives for additional information related to derivative offsetting.
(d)Total assets at fair value as a percentage of total consolidated assets was 14% and 10% at December 31, 2024 and 2023, respectively. Level 3 assets as a percentage of total assets at fair value was 10% and 13% as of December 31, 2024 and 2023, respectively. Level 3 assets as a percentage of total consolidated assets was 1% at both December 31, 2024 and 2023.
(e)Included in Other liabilities on the Consolidated Balance Sheet.
(f)Total liabilities at fair value as a percentage of total consolidated liabilities was 1% at both December 31, 2024 and 2023. Level 3 liabilities as a percentage of total liabilities at fair value was 5% and 6% as of December 31, 2024 and 2023, respectively. Level 3 liabilities as a percentage of total consolidated liabilities was less than 1% at both December 31, 2024 and 2023.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  151

Reconciliations of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for 2024 and 2023 are as follows:

Table 87: Reconciliation of Level 3 Assets and Liabilities

Year Ended December 31, 2024

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains/losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2024 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2023	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2024
Assets
Residential mortgage loans held for sale	$103	$(1)			$20	$(38)		$(7)	$8	$(17)	(d)	$68	$(1)
Commercial mortgage loans held for sale	11	1						(8)				4
Securities available-for-sale
Residential mortgage- backed non-agency	696	14		$(1)				(106)				603
Commercial mortgage- backed non-agency	103											103
Asset-backed	102	1		1				(11)				93
Other	55	(3)		1	6			(5)				54	(2)
Total securities available-for-sale	956	12		1	6			(122)				853	(2)
Loans	726	13			23	(2)		(80)	16	(26)	(d)	670	13
Equity investments	1,952	83			358	(282)						2,111	57
Residential mortgage servicing rights	2,654	155			43		$28	(254)				2,626	155
Commercial mortgage servicing rights	1,032	262			64		44	(317)				1,085	262
Financial derivatives	6	24			4			(30)				4	30
Other assets	8			1	1							10
Total assets	$7,448	$549		$2	$519	$(322)	$72	$(818)	$24	$(43)		$7,431	$514
Liabilities
Other borrowed funds	$9						$14	$(13)				$10
Financial derivatives	152	$272				$4		(278)				150	$279
Other liabilities	237	(4)					41	(97)				177	19
Total liabilities	$398	$268				$4	$55	$(388)				$337	$298
Net gains (losses)		$281	(e)										$216	(f)

152    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)
Year Ended December 31, 2023

		Total realized / unrealized gains or losses for the period (a)											Unrealized gains / losses for the period on assets and liabilities held on Consolidated Balance Sheet at Dec. 31, 2023 (a) (c)
Level 3 Instruments Only In millions	Fair Value Dec. 31, 2022	Included in Earnings	Included in Other comprehensive income (b)		Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3		Fair Value Dec. 31, 2023
Assets
Residential mortgage loans held for sale	$243	$1			$15	$(131)		$(10)	$7	$(22)	(d)	$103	$1
Commercial mortgage loans held for sale	33	1						(23)				11
Securities available-for-sale
Residential mortgage- backed non-agency	819	15		$(11)				(127)				696
Commercial mortgage- backed non-agency	3			8					92			103
Asset-backed	124	1		(1)				(22)				102
Other	55	(1)		(3)	6			(5)	3			55
Total securities available-for-sale	1,001	15		(7)	6			(154)	95			956
Loans	769	15			47	(2)		(98)	21	(26)	(d)	726	15
Equity investments	1,778	140			768	(600)				(134)	(g)	1,952	92
Residential mortgage servicing rights	2,310	115			444	(1)	$23	(237)				2,654	115
Commercial mortgage servicing rights	1,113	157			44		50	(332)				1,032	157
Financial derivatives	5	19			4			(22)				6	24
Other assets		1			7							8
Total assets	$7,252	$464		$(7)	$1,335	$(734)	$73	$(876)	$123	$(182)		$7,448	$404
Liabilities
Other borrowed funds	$4						$13	$(8)				$9
Financial derivatives	123	$266				$5		(242)				152	$272
Other liabilities	294	56					442	(555)				237	41
Total liabilities	$421	$322				$5	$455	$(805)				$398	$313
Net gains (losses)		$142	(e)										$91	(f)
(a)Losses for assets are bracketed while losses for liabilities are not.
(b)The difference in unrealized gains and losses for the period included in Other comprehensive income and changes in unrealized gains and losses for the period included in Other comprehensive income for securities available-for-sale held at the end of the reporting period were insignificant.
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
(g)Transfers out of Level 3 during the current period were due to valuation methodology changes for certain private company investments. See Note 1 Accounting Policies for more information on our accounting for private company investments.

An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification (transfer) of assets or liabilities between hierarchy levels.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  153

Quantitative information about the significant unobservable inputs within Level 3 recurring assets and liabilities is as follows:

Table 88: Fair Value Measurements – Recurring Quantitative Information
December 31, 2024

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$4	Discounted cash flow	Spread over the benchmark curve (b)	560bps - 1,075bps (970bps)
Residential mortgage-backed non-agency securities	603	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (4.2%)
			Constant default rate	0.0% - 12.0% (1.9%)
			Loss severity	15.0% - 69.0% (42.4%)
			Spread over the benchmark curve (b)	216bps weighted-average
Asset-backed securities	93	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 8.0% (3.8%)
			Constant default rate	0.0% - 7.1% (1.5%)
			Loss severity	35.0% - 100.0% (45.3%)
			Spread over the benchmark curve (b)	170bps weighted-average
Loans - Residential real estate - Uninsured	504	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (52.5%)
			Loss severity	0.0% - 100.0% (5.0%)
			Discount rate	5.5% - 7.5% (5.7%)
Loans - Residential real estate	73	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.2% weighted-average
Loans - Home equity - First-lien	14	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (51.6%)
			Loss severity	0.0% - 100.0% (12.3%)
			Discount rate	5.5% - 7.5% (6.1%)
Loans - Home equity - Second-lien	79	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (41.2%)
Equity investments	2,111	Multiple of adjusted earnings	Multiple of earnings	5.5x - 26.7x (10.5x)
Residential mortgage servicing rights	2,626	Discounted cash flow	Constant prepayment rate	0.0% - 40.3% (6.4%)
			Spread over the benchmark curve (b)	381bps - 2,202bps (755bps)
Commercial mortgage servicing rights	1,085	Discounted cash flow	Constant prepayment rate	4.3% - 7.4% (4.4%)
			Discount rate	9.6% - 11.5% (11.2%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(143)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.54 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q1 2026
Insignificant Level 3 assets, net of liabilities (d)	45
Total Level 3 assets, net of liabilities (e)	$7,094
154    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)

December 31, 2023

Level 3 Instruments Only Dollars in millions	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average) (a)
Commercial mortgage loans held for sale	$11	Discounted cash flow	Spread over the benchmark curve (b)	575bps - 3,610bps (1,647bps)
Residential mortgage-backed non-agency securities	696	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 27.9% (3.7%)
			Constant default rate	0.0% - 12.0% (2.7%)
			Loss severity	10.0% - 69.0% (41.2%)
			Spread over the benchmark curve (b)	285bps weighted-average
Asset-backed securities	102	Priced by a third-party vendor using a discounted cash flow pricing model	Constant prepayment rate	1.0% - 28.0% (5.1%)
			Constant default rate	0.0% - 4.3% (1.7%)
			Loss severity	20.0% - 100.0% (49.5%)
			Spread over the benchmark curve (b)	248bps weighted-average
Loans - Residential real estate - Uninsured	546	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (59.1%)
			Loss severity	0.0% - 100.0% (5.4%)
			Discount rate	5.5% - 7.5% (5.8%)
Loans - Residential real estate	75	Discounted cash flow	Loss severity	6.0% weighted-average
			Discount rate	7.8% weighted-average
Loans - Home equity - First-lien	18	Consensus pricing (c)	Cumulative default rate	3.6% - 100.0% (60.9%)
			Loss severity	0.0% - 100.0% (14.4%)
			Discount rate	5.5% - 7.5% (6.2%)
Loans - Home equity - Second-lien	87	Consensus pricing (c)	Credit and liquidity discount	0.3% - 100.0% (43.8%)
Equity investments	1,952	Multiple of adjusted earnings	Multiple of earnings	4.5x - 26.7x (10.1x)
Residential mortgage servicing rights	2,654	Discounted cash flow	Constant prepayment rate	0.0% - 33.6% (6.4%)
			Spread over the benchmark curve (b)	337bps - 1,668bps (765bps)
Commercial mortgage servicing rights	1,032	Discounted cash flow	Constant prepayment rate	5.3% - 9.7% (5.5%)
			Discount rate	7.6% - 10.0% (9.6%)
Financial derivatives - Swaps related to sales of certain Visa Class B common shares	(145)	Discounted cash flow	Estimated conversion factor of Visa Class B shares into Class A shares	1.59 weighted-average
			Estimated annual growth rate of Visa Class A share price	16.0%
			Estimated litigation resolution date	Q3 2024
Insignificant Level 3 assets, net of liabilities (d)	22
Total Level 3 assets, net of liabilities (e)	$7,050
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
(e)Consisted of total Level 3 assets of $7.4 billion and total Level 3 liabilities of $0.3 billion as of December 31, 2024 and $7.4 billion and $0.4 billion as of December 31, 2023, respectively.

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
Refer to Note 1 Accounting Policies for information on how we obtain appraisal values.

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  155

OREO and Foreclosed Assets
The carrying value of OREO and foreclosed assets includes valuation adjustments recorded subsequent to the transfer to OREO and foreclosed assets. These valuation adjustments are based on the fair value less cost to sell of the property. Fair value is based on appraised value or sales price. Refer to Note 1 Accounting Policies for information on how we obtain appraisal values.
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
Assets measured at fair value on a nonrecurring basis are as follows:
Table 89: Fair Value Measurements – Nonrecurring (a) (b) (c)

Year ended December 31 In millions	Fair Value		Gains (Losses)
	2024	2023	2024	2023	2022
Assets
Nonaccrual loans	$629	$578	$(279)	$(410)	$(287)
Equity investments	198	203	(1)		(1)
OREO and foreclosed assets	8	12	(1)	(1)
Long-lived assets	18	9	(12)	(29)	(15)
Total assets	$853	$802	$(293)	$(440)	$(303)
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
Interest income related to changes in the fair values of these financial instruments is recorded on the Consolidated Income Statement in Other interest income, except for certain residential mortgage loans, for which income is recorded in Loans interest income. Changes in the value on prepaid forward contracts included in Other assets is reported in Noninterest expense and interest expense on the Other borrowed funds is reported in Borrowed funds interest expense.

156    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Fair values and aggregate unpaid principal balances of items for which we elected the fair value option are as follows:
Table 90: Fair Value Option – Fair Value and Principal Balances

	December 31, 2024			December 31, 2023
In millions	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
Assets
Residential mortgage loans held for sale
Accruing loans less than 90 days past due	$588	$588		$432	$429	$3
Accruing loans 90 days or more past due	11	11		6	6
Nonaccrual loans	29	36	$(7)	36	43	(7)
Total	$628	$635	$(7)	$474	$478	$(4)
Commercial mortgage loans held for sale (a) (b)
Accruing loans less than 90 days past due	$203	$200	$3	$238	$228	$10
Loans
Accruing loans less than 90 days past due	$494	$505	$(11)	$507	$520	$(13)
Accruing loans 90 days or more past due	126	137	(11)	146	156	(10)
Nonaccrual loans	536	718	(182)	585	793	(208)
Total	$1,156	$1,360	$(204)	$1,238	$1,469	$(231)
Other assets	$133	$142	$(9)	$85	$69	$16
Liabilities
Other borrowed funds	$34	$35	$(1)	$39	$40	$(1)
Other liabilities with contractual unpaid principal balance	$28	$32	$(4)
Other liabilities without contractual unpaid principal balance	$106		$106	$124		$124
(a)There were no accruing loans 90 days or more past due within this category at December 31, 2024 or December 31, 2023.
(b)There were no nonaccrual loans within this category at December 31, 2024 or December 31, 2023.

The changes in fair value for items for which we elected the fair value option are as follows:

Table 91: Fair Value Option – Changes in Fair Value (a)

Year ended December 31 In millions	Gains (Losses)
	2024	2023	2022
Assets
Residential mortgage loans held for sale	$10	$32	$(80)
Commercial mortgage loans held for sale	$24	$53	$52
Loans	$21	$26	$42
Other assets	$25	$7	$(16)
Liabilities
Other liabilities	$(19)	$(41)	$(67)
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
Securities Held-to-Maturity
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  157

Other Assets
The carrying value of Other assets, which include accrued interest receivable, cash collateral, federal funds sold and resale agreements, certain loans held for sale, and FHLB and FRB stock, approximates fair value. The aggregate carrying value of our FHLB and FRB stock was $2.1 billion and $2.7 billion at December 31, 2024 and 2023, respectively.
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

158    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of these financial instruments as of December 31, 2024 and 2023 are as follows:

Table 92: Additional Fair Value Information Related to Other Financial Instruments

In millions	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Cash and due from banks	$6,904	$6,904	$6,904
Interest-earning deposits with banks (a)	39,347	39,347	38,993	$354
Securities held-to-maturity	77,698	73,058	23,992	48,914	$152
Net loans (excludes leases)	304,129	298,241			298,241
Other assets	5,722	5,722		5,713	9
Total assets	$433,800	$423,272	$69,889	$54,981	$298,402
Liabilities
Time deposits	$34,339	$34,383		$34,383
Borrowed funds	60,302	61,260		60,350	$910
Unfunded lending related commitments	719	719			719
Other liabilities	1,058	1,058		1,058
Total liabilities	$96,418	$97,420		$95,791	$1,629
December 31, 2023
Assets
Cash and due from banks	$6,921	$6,921	$6,921
Interest-earning deposits with banks (a)	43,804	43,804	43,313	$491
Securities held-to-maturity	90,790	86,948	30,943	55,850	$155
Net loans (excludes leases)	308,936	299,645			299,645
Other assets	5,872	5,872		5,872
Total assets	$456,323	$443,190	$81,177	$62,213	$299,800
Liabilities
Time deposits	$31,569	$31,602		$31,602
Borrowed funds	71,816	72,369		71,194	$1,175
Unfunded lending related commitments	663	663			663
Other liabilities	1,091	1,091		1,091
Total liabilities	$105,139	$105,725		$103,887	$1,838
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  159

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

The following table presents the notional and gross fair value amounts of all derivative assets and liabilities held by us:

Table 93: Total Gross Derivatives (a)

	December 31, 2024			December 31, 2023
In millions	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)	Notional /Contract Amount	Asset Fair Value (b)	Liability Fair Value (c)
Derivatives used for hedging
Interest rate contracts :
Fair value hedges (d)	$53,750			$32,079
Cash flow hedges (d)	50,721		$2	33,302
Cash flow hedges - other (e)	25,000	$149	168	25,000	$327	$137
Foreign exchange contracts:
Net investment hedges	1,269	14		1,174		2
Total derivatives designated for hedging	$130,740	$163	$170	$91,555	$327	$139
Derivatives not used for hedging
Derivatives used for mortgage banking activities (f):
Interest rate contracts:
Swaps	$35,941			$43,450
Futures (g)	9,962			10,370
Mortgage-backed commitments	4,815	$73	$66	3,093	$66	$67
Other	13,098	19	13	15,544	46	22
Total interest rate contracts	63,816	92	79	72,457	112	89
Derivatives used for customer-related activities:
Interest rate contracts:
Swaps	406,747	1,544	4,130	401,607	1,723	4,228
Futures (g)	113			73
Mortgage-backed commitments	3,275	21	7	2,592	9	25
Other	32,280	123	100	28,489	186	169
Total interest rate contracts	442,415	1,688	4,237	432,761	1,918	4,422
Commodity contracts:
Swaps	6,725	313	288	6,714	577	569
Other	8,496	208	208	4,797	188	188
Total commodity contracts	15,221	521	496	11,511	765	757
Foreign exchange contracts and other	38,729	403	364	32,885	295	239
Total derivatives for customer-related activities	496,365	2,612	5,097	477,157	2,978	5,418
Derivatives used for other risk management activities:
Foreign exchange contracts and other	11,031	144	149	14,882	12	253
Total derivatives not designated for hedging	$571,212	$2,848	$5,325	$564,496	$3,102	$5,760
Total gross derivatives	$701,952	$3,011	$5,495	$656,051	$3,429	$5,899
Less: Impact of legally enforceable master netting agreements		1,298	1,298		1,406	1,406
Less: Cash collateral received/paid		897	1,029		1,126	955
Total derivatives		$816	$3,168		$897	$3,538
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
160    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

In the 12 months that follow December 31, 2024, we expect to reclassify net derivative losses of $0.6 billion pretax, or $0.5 billion after-tax, from AOCI to interest income for these cash flow hedge strategies. This reclassified amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2024. As of December 31, 2024, the maximum length of time over which forecasted transactions are hedged is ten years.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  161

Further detail regarding gains (losses) related to our fair value and cash flow hedge derivatives is presented in the following table:
Table 94: Gains (Losses) Recognized on Fair Value and Cash Flow Hedges in the Consolidated Income Statement (a) (b)

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income		Interest Expense	Noninterest Income
In millions	Loans	Investment Securities	Borrowed Funds	Other
Year ended December 31, 2024
Total amounts on the Consolidated Income Statement	$19,346	$4,123	$4,484	$711
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(182)	$320
Derivatives		$183	$(357)
Amounts related to interest settlements on derivatives		$128	$(694)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,257)	$(32)		$(28)
Other amounts related to interest settlements on derivatives	$52
Year ended December 31, 2023
Total amounts on the Consolidated Income Statement	$18,299	$3,545	$3,783	$619
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$2	$(545)
Derivatives		$2	$531
Amounts related to interest settlements on derivatives		$28	$(605)
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(1,512)	$(28)
Other amounts related to interest settlements on derivatives	$115
Year ended December 31, 2022
Total amounts on the Consolidated Income Statement	$11,795	$2,726	$1,155	$952
Gains (losses) on fair value hedges recognized on:
Hedged items (c)		$(136)	$1,945
Derivatives		$143	$(1,976)
Amounts related to interest settlements on derivatives		$(2)	$120
Gains (losses) on cash flow hedges (d):
Amount of derivative gains (losses) reclassified from accumulated other comprehensive income	$(259)	$(1)
Other amounts related to interest settlements on derivatives	$41
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
Detail regarding the impact of fair value hedge accounting on the carrying value of the hedged items is presented in the following table:

Table 95: Hedged Items - Fair Value Hedges

	December 31, 2024		December 31, 2023
In millions	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)	Carrying Value of the Hedged Items	Cumulative Fair Value Hedge Adjustment included in the Carrying Value of Hedged Items (a)
Investment securities - available-for-sale (b)	$18,716	$(305)	$2,076	$(122)
Borrowed funds	$35,139	$(1,057)	$30,503	$(737)
(a)Includes fair value hedge adjustments of less than $(0.1) billion related to discontinued available-for-sale securities and borrowed funds hedge relationships at both December 31, 2024 and 2023.
(b)Carrying value shown represents amortized cost.
Net Investment Hedges
We enter into foreign currency forward contracts to hedge non-U.S. dollar net investments in foreign subsidiaries against adverse changes in foreign exchange rates. We assess whether the hedging relationship is highly effective in achieving offsetting changes in the value of the hedge and hedged item by qualitatively verifying that the critical terms of the hedge and hedged item match at the inception of the hedging relationship and on an ongoing basis. Net investment hedge derivatives are classified as foreign exchange
162    The PNC Financial Services Group, Inc. – 2024 Form 10-K

contracts. There were no components of derivative gains or losses excluded from the assessment of the hedge effectiveness for the periods presented. Net gains (losses) on net investment hedge derivatives recognized in OCI were $24 million, $(53) million and $119 million in 2024, 2023 and 2022, respectively.

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

We have entered into risk participation agreements to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure to generate revenue. The following table presents the notional amount of risk participation agreements sold and maximum potential exposures at December 31, 2024 and 2023.
Table 96: Risk Participation Agreements

	December 31
In billions	2024	2023
Risk participation agreements:
Sold - notional amount	$7.4	$8.0
Maximum potential amount of exposure (a)	$0.1	$0.2
(a)Based on the fair value of the underlying swaps assuming all underlying third party customers referenced in the swap contracts defaulted.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  163

Further detail regarding the gains (losses) on derivatives not designated in hedging relationships is presented in the following table:
Table 97: Gains (Losses) on Derivatives Not Designated for Hedging

	Year ended December 31
In millions	2024	2023	2022
Derivatives used for mortgage banking activities:
Interest rate contracts (a)	$(201)	$(70)	$(671)
Derivatives used for customer-related activities:
Interest rate contracts	(26)	(15)	220
Foreign exchange contracts and other	149	220	111
Gains from customer-related activities (b)	123	205	331
Derivatives used for other risk management activities:
Foreign exchange contracts and other (b)	86	(395)	255
Total gains (losses) from derivatives not designated as hedging instruments	$8	$(260)	$(85)
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

Table 98 shows the impact legally enforceable master netting agreements had on our derivative assets and derivative liabilities at December 31, 2024 and 2023. The table includes cash collateral held or pledged under legally enforceable master netting agreements. The table also includes the fair value of any securities collateral held or pledged under legally enforceable master netting agreements. Cash and securities collateral amounts are included in the table only to the extent of the related net derivative fair values.

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
164    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Table 98: Derivative Assets and Liabilities Offsetting

In millions	Gross Fair Value	Amounts Offset on the Consolidated Balance Sheet		Net Fair Value		Securities Collateral Held /Pledged Under Master Netting Agreements	Net Amounts
		Fair Value Offset Amount	Cash Collateral
December 31, 2024
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$35			$35			$35
Over-the-counter	1,894	$843	$629	422		$38	384
Commodity contracts	521	296	85	140		5	135
Foreign exchange and other contracts	561	159	183	219		2	217
Total derivative assets	$3,011	$1,298	$897	$816	(a)	$45	$771
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$17			$17			$17
Over-the-counter	4,469	$732	$1,019	2,718		$57	2,661
Commodity contracts	496	393	2	101			101
Foreign exchange and other contracts	513	173	8	332			332
Total derivative liabilities	$5,495	$1,298	$1,029	$3,168	(b)	$57	$3,111
December 31, 2023
Derivative assets
Interest rate contracts:
Over-the-counter cleared	$19			$19			$19
Over-the-counter	2,338	$976	$767	595		$61	534
Commodity contracts	765	316	283	166		5	161
Foreign exchange and other contracts	307	114	76	117			117
Total derivative assets	$3,429	$1,406	$1,126	$897	(a)	$66	$831
Derivative liabilities
Interest rate contracts:
Over-the-counter cleared	$36			$36			$36
Over-the-counter	4,612	$885	$942	2,785		$58	2,727
Commodity contracts	757	332		425			425
Foreign exchange and other contracts	494	189	13	292			292
Total derivative liabilities	$5,899	$1,406	$955	$3,538	(b)	$58	$3,480
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

At December 31, 2024, cash and debt securities (primarily agency mortgage-backed securities) totaling $2.4 billion were pledged to us under master netting agreements and other collateral agreements to collateralize net derivative assets due from counterparties and to meet initial margin requirements, and we pledged cash and debt securities (primarily agency mortgage-backed securities) totaling $2.3 billion under these agreements to collateralize net derivative liabilities owed to counterparties and to meet initial margin requirements. These totals may differ from the amounts presented in the preceding offsetting table because these totals may include collateral exchanged under an agreement that does not qualify as a master netting agreement or because the total amount of collateral pledged exceeds the net derivative fair values with the counterparty as of the balance sheet date due to timing or other factors, such as initial margin. To the extent not netted against the derivative fair values under a master netting agreement, the receivable for cash pledged is included in Other assets and the obligation for cash held is included in Other liabilities on our Consolidated Balance Sheet. Securities pledged to us by counterparties are not recognized on our balance sheet. Likewise, securities we have pledged to counterparties remain on our balance sheet.
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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  165

instruments with credit-risk-related contingent features, the associated collateral posted in the normal course of business and the maximum amount of collateral we would be required to post if the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2024 and 2023.
Table 99: Credit-Risk Contingent Features

	December 31
In billions	2024	2023
Net derivative liabilities with credit-risk contingent features	$3.9	$4.2
Collateral posted	1.1	1.0
Maximum additional amount of collateral exposure	$2.8	$3.2

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

We also maintain nonqualified supplemental retirement plans for certain employees and provide certain health care and life insurance benefits for qualifying retired employees (postretirement benefits) through various plans. PNC reserves the right to terminate or make changes to these plans at any time. The nonqualified pension plan is unfunded. Contributions from PNC, and participant contributions in the case of the postretirement benefit plans, cover all benefits paid under the nonqualified pension plan and postretirement benefit plans. The postretirement plan provides benefits to certain retirees that are at least actuarially equivalent to those provided by Medicare Part D and accordingly, we receive a federal subsidy. PNC has established a VEBA to partially fund future postretirement medical and life insurance benefit obligations.
We use a measurement date of December 31 for plan assets and benefit obligations.

166    The PNC Financial Services Group, Inc. – 2024 Form 10-K

A reconciliation of the changes in the projected benefit obligation for qualified pension, nonqualified pension and postretirement benefit plans, as well as the change in plan assets for the qualified pension and postretirement benefit plans follows:

Table 100: Reconciliation of Changes in Projected Benefit Obligation and Change in Plan Assets

	Qualified Pension (a)		Nonqualified Pension		Postretirement Benefits
In millions	2024	2023	2024	2023	2024	2023
Accumulated benefit obligation at December 31	$4,496	$4,601	$205	$212
Projected benefit obligation at January 1	$4,641	$4,543	$217	$222	$261	$260
Service cost	128	130	3	3	3	3
Interest cost	240	249	11	11	13	14
Actuarial (gains)/losses and changes in assumptions (a)	(91)	45		3	(12)	7
Participant contributions					2	2
Benefits paid	(389)	(326)	(21)	(22)	(24)	(25)
Projected benefit obligation at December 31	$4,529	$4,641	$210	$217	$243	$261
Fair value of plan assets at January 1	$5,615	$5,400			$257	$242
Actual return on plan assets	280	541			3	16
Employer contribution			$21	$22	22	22
Participant contributions					2	2
Benefits paid	(389)	(326)	(21)	(22)	(24)	(25)
Fair value of plan assets at December 31	$5,506	$5,615			$260	$257
Funded status	$977	$974	$(210)	$(217)	$17	$(4)
Amounts recognized on the consolidated balance sheet
Noncurrent asset	$977	$974			$46	$26
Current liability			$(24)	$(23)	(3)	(3)
Noncurrent liability			(186)	(194)	(26)	(27)
Net amount recognized on the consolidated balance sheet	$977	$974	$(210)	$(217)	$17	$(4)
Amounts recognized in AOCI consist of:
Prior service cost (credit)	$7	$11			$1	$1
Net actuarial (gain)/loss	135	148	$32	$33	(34)	(31)
Amount of (gain)/loss recognized in AOCI	$142	$159	$32	$33	$(33)	$(30)
(a)The actuarial (gains)/losses and changes in assumptions in 2024 and 2023 were primarily related to a change in the discount rate used to measure the projected benefit obligation.
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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  167

The asset strategy allocations for the Plan at the end of 2024 and 2023, and the target allocation range at the end of 2024, by asset category, are as follows:
Table 101: Asset Strategy Allocations

	Target Allocation Range	Percentage of Plan Assets by Strategy at December 31
		2024	2023
Asset Category
Domestic equity	15 – 40%	21%	22%
International equity	10 – 25%	17%	19%
Private equity	0 – 15%	12%	11%
Total equity	30 – 70%	50%	52%
Domestic fixed income	10 – 40%	31%	29%
High yield fixed income	0 – 25%	8%	9%
Total fixed income	10 – 65%	39%	38%
Real estate	0 – 10%	6%	6%
Other	0 – 20%	5%	4%
Total	100%	100%	100%

The asset category represents the allocation of Plan assets in accordance with the investment objective of each of the Plan’s investment managers. Certain domestic equity investment managers utilize derivatives and fixed income securities as described in their Investment Management Agreements to achieve their investment objective under the Investment Policy Statement. Other investment managers may invest in eligible securities outside of their assigned asset category to meet their investment objectives. The actual percentage of the fair value of total Plan assets held as of December 31, 2024 for equity securities, fixed income securities, real estate and all other assets are 63%, 25%, 6% and 6%, respectively.
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

168    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Fair Value Measurements
As further described in Note 14 Fair Value, GAAP establishes the framework for measuring fair value, including a hierarchy used to classify the inputs used in measuring fair value.
A description of the valuation methodologies used for assets measured at fair value at both December 31, 2024 and 2023 follows:
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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2024 and 2023.
Table 103: Pension Plan Assets - Fair Value Hierarchy

	December 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Interest-bearing cash	$56			$56	$46			$46
Money market funds	220			220	186			186
U.S. government and agency securities	391	$302		693	394	$145		539
Corporate debt		684	$1	685		749	$2	751
Common stock	410			410	716			716
Mutual funds		147		147		160		160
Other	1	40		41		32		32
Investments measured at NAV (a)				3,254				3,185
Total	$1,078	$1,173	$1	$5,506	$1,342	$1,086	$2	$5,615
(a)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  169

The following table provides information regarding our estimated future cash flows related to our various plans.
Table 104: Estimated Cash Flows

	Pension Plans		Postretirement Benefits
In millions	Qualified Pension	Nonqualified Pension
Estimated 2025 employer contributions		$24	$22
Estimated future benefit payments
2025	$335	$24	$22
2026	$345	$24	$22
2027	$347	$24	$22
2028	$350	$23	$21
2029	$347	$22	$21
2030-2034	$1,709	$89	$100

The qualified pension plan contributions are deposited into the Trust, and the qualified pension plan benefit payments are paid from the Trust. We do not expect to be required to make a contribution to the qualified plan for 2025 based on the funding calculations under the Pension Protection Act of 2006. For the other plans, total contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from the Company’s general assets. Postretirement benefits are net of participant contributions. Estimated cash flows reflect the partial funding of future postretirement medical and life insurance obligations in the VEBA.
The components of net periodic benefit cost and other amounts recognized in OCI were as follows:

Table 105: Components of Net Periodic Benefit Cost (a)

	Qualified Pension Plan			Nonqualified Pension Plan			Postretirement Benefits
Year ended December 31 – in millions	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net periodic cost consists of:
Service cost	$128	$130	$142	$3	$3	$3	$3	$3	$4
Interest cost	240	249	156	11	11	7	13	14	9
Expected return on plan assets	(358)	(324)	(298)				(11)	(10)	(6)
Amortization of prior service cost	4	4	3
Amortization of actuarial loss/(gain)				1	1	5	(1)
Net periodic cost	$14	$59	$3	$15	$15	$15	$4	$7	$7
Other changes in plan assets and benefit obligations recognized in OCI:
Amortization of prior service (cost)	$(4)	$(4)	$(3)
Current year actuarial loss/(gain)	(13)	(173)	508		$3	$(44)	$(4)	$1	$(30)
Amortization of actuarial gain/(loss)				$(1)	(1)	(5)	1
Total recognized in OCI	$(17)	$(177)	$505	$(1)	$2	$(49)	$(3)	$1	$(30)
Total amounts recognized in net periodic cost and OCI	$(3)	$(118)	$508	$14	$17	$(34)	$1	$8	$(23)
(a) The service cost component is included in Personnel expense on the Consolidated Income Statement. All other components are included in Other noninterest expense on the Consolidated Income Statement.

170    The PNC Financial Services Group, Inc. – 2024 Form 10-K

The weighted-average assumptions used (as of the beginning of each year) to determine the net periodic costs shown in Table 105 were as follows:
Table 106: Net Periodic Costs - Assumptions

	Net Periodic Cost Determination
As of January 1	2024	2023	2022
Discount rate
Qualified pension	5.25%	5.55%	2.90%
Nonqualified pension	5.10%	5.45%	2.65%
Postretirement benefits	5.15%	5.50%	2.80%
Rate of compensation increase (average) (a)	4.25%	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.35%	4.65%	3.70%
Nonqualified pension	4.45%	4.80%	4.00%
Postretirement benefits	4.00%	4.30%	1.65%
Assumed health care cost trend rate (b)
Initial trend	6.00%	6.00%	6.00%
Ultimate trend	4.50%	4.50%	4.50%
Year ultimate trend reached	2030	2029	2028
Expected long-term return on plan assets (a)	6.60%	6.20%	4.50%
(a)Rate disclosed is for the qualified pension plan.
(b)Rate is applicable only to the postretirement benefit plans.

The weighted-average assumptions used (as of the end of each year) to determine year end obligations for pension and postretirement benefits were as follows:
Table 107: Other Pension Assumptions

Year ended December 31	2024	2023
Discount rate
Qualified pension	5.75%	5.25%
Nonqualified pension	5.50%	5.10%
Postretirement benefits	5.60%	5.15%
Rate of compensation increase (average) (a)	4.25%	4.25%
Interest crediting rate (average)
Qualified pension	4.70%	4.35%
Nonqualified pension	4.75%	4.45%
Postretirement benefits	4.50%	4.00%
Assumed health care cost trend rate (b)
Initial trend	6.50%	6.00%
Ultimate trend	4.50%	4.50%
Year ultimate trend reached	2033	2030

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

With all other assumptions held constant, a 0.50% decline in the discount rate would have resulted in an immaterial change in net periodic benefit cost in 2024 and to be recognized in 2025 for each of the qualified pension, nonqualified pension and postretirement benefit plans.

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. For purposes of setting and reviewing this assumption, “long-term” refers to the period over which the plan’s projected benefit obligations will be disbursed. We review this assumption at each measurement date and adjust it if warranted. Our selection process references certain historical data and the current environment, but primarily utilizes qualitative judgment regarding future return expectations. We also examine the assumption used by other companies with similar pension investment strategies. Taking into account all of these factors, the expected long-term return on plan assets for determining net periodic pension cost for 2024 was 6.60%. We are decreasing our expected long-term return on assets to 6.10% for determining pension cost for 2025. This decision was made after considering the views of both
The PNC Financial Services Group, Inc. – 2024 Form 10-K  171

internal and external capital market advisors, particularly with regard to the effects of the recent economic environment on long-term prospective equity and fixed income returns.
Defined Contribution Plans
The ISP is a qualified defined contribution plan that covers all of our eligible employees. Newly-hired full time employees and part-time employees who are eligible to participate in the ISP are automatically enrolled in the ISP with a deferral rate equal to 4% of eligible compensation in the absence of an affirmative election otherwise. Employee benefits expense related to the ISP was $182 million in 2024, $188 million in 2023 and $175 million in 2022, representing cash contributed to the ISP by PNC.
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

The weighted-average grant date fair value of performance share unit awards and restricted share unit awards granted in 2024, 2023 and 2022 was $141.75, $154.91 and $198.28 per share, respectively. The total intrinsic value of performance share unit awards and restricted share unit awards vested during 2024, 2023 and 2022 was approximately $214 million, $219 million and $322 million, respectively. We recognize compensation expense for such awards ratably over the corresponding vesting and/or performance periods for each type of program.
A rollforward of the nonvested performance share unit and restricted share unit awards follows:
Table 108: Nonvested Performance Share Unit Awards and Restricted Share Unit Awards - Rollforward

Shares in thousands	Nonvested Performance Share Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Share Units	Weighted-Average Grant Date Fair Value
December 31, 2023 (a)	646	$165.48	3,762	$169.79
Granted (b)	189	$144.23	1,941	$141.50
Vested/Released (b)	(199)	$149.12	(1,228)	$163.14
Forfeitures			(119)	$159.28
December 31, 2024	636	$164.29	4,356	$159.34
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

172    The PNC Financial Services Group, Inc. – 2024 Form 10-K

NOTE 18 INCOME TAXES
The components of income tax expense are as follows:

Table 109: Components of Income Tax Expense

Year ended December 31 In millions	2024	2023	2022
Current
Federal	$1,098	$1,021	$782
State	221	320	227
Total current	1,319	1,341	1,009
Deferred
Federal	(1)	(149)	307
State	(29)	(103)	44
Total deferred	(30)	(252)	351
Total	$1,289	$1,089	$1,360

Significant components of deferred tax assets and liabilities are as follows:

Table 110: Deferred Tax Assets and Liabilities

December 31 – in millions	2024	2023
Deferred tax assets
Net unrealized losses on securities and financial instruments	$2,098	$2,417
Allowance for loan and lease losses	1,105	1,147
Lease obligations	475	508
Compensation and benefits	312	261
Allowance for unfunded lending related commitments	177	161
Accrued expenses	188	209
Other	340	384
Total gross deferred tax assets	4,695	5,087
Valuation allowance	(23)	(26)
Total deferred tax assets	4,672	5,061
Deferred tax liabilities
Leasing	919	938
Fixed assets	397	477
Right of Use Assets	412	445
Mortgage servicing rights	434	359
Goodwill and intangibles	249	252
Other	472	461
Total deferred tax liabilities	2,883	2,932
Net deferred tax asset	$1,789	$2,129
A reconciliation between the statutory and effective tax rates follows:
Table 111: Reconciliation of Statutory and Effective Tax Rates

Year ended December 31	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes net of federal benefit	3.0	2.9	2.7
Tax-exempt interest	(1.4)	(1.7)	(1.2)
Life insurance	(0.9)	(0.9)	(0.8)
Tax credits	(5.0)	(5.2)	(3.2)
Other	1.1	0.1	(0.3)
Effective tax rate	17.8%	16.2%	18.2%

The PNC Financial Services Group, Inc. – 2024 Form 10-K  173

The net operating loss carryforwards at December 31, 2024 and 2023 follow:
Table 112: Net Operating Loss Carryforwards

Dollars in millions	December 31, 2024	December 31, 2023	Expiration
Net Operating Loss Carryforwards (a):
State	$585	$624	2025-2036
(a)There were no federal net operating loss carryforwards at both December 31, 2024 and 2023.

The majority of tax credit carryforwards expire in 2027-2044 and were insignificant at both December 31, 2024 and 2023. We anticipate that we will be able to fully utilize our tax credit carryforwards. Some state net operating loss carryforwards are from acquired entities and utilization is subject to various statutory limitations.

Retained earnings included $0.1 billion at both December 31, 2024 and 2023 in allocations for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Table 113: Change in Unrecognized Tax Benefits

In millions	2024	2023	2022
Balance of gross unrecognized tax benefits at January 1	$368	$318	$275
Increases:
Positions taken during a current period	23	20
Positions taken during a prior period	35	35	46
Decreases:
Settlements with taxing authorities	(1)	(4)	(3)
Reductions resulting from lapse of statute of limitations	(60)	(1)
Balance of gross unrecognized tax benefits at December 31	$365	$368	$318
Favorable impact if recognized	$314	$306	$258

We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

We are subject to U.S. federal income tax as well as income tax in most states and some foreign jurisdictions. Table 114 summarizes the status of significant IRS examinations.

Table 114: IRS Tax Examination Status

	Year(s)		Status at December 31, 2024
	The PNC Financial Services Group, Inc.	BBVA USA Bancshares, Inc.
Federal	2020 2021	2018 2020	Under Exam

In addition, we are under continuous examinations by various state taxing authorities. With few exceptions, we are no longer subject to state and local and foreign income tax examinations by taxing authorities for periods before 2015. For all open audits, any potential adjustments have been considered in establishing our unrecognized tax benefits as of December 31, 2024.

Our policy is to classify interest and penalties associated with income taxes as income tax expense. For 2024 and 2023, the amount of gross interest and penalties was insignificant. The related amounts of accrued interest and penalties were $0.1 billion at December 31, 2024 and insignificant at December 31, 2023.

174    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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
Under the 2019 Tailoring Rules, PNC excludes specific AOCI items from CET1 capital and higher thresholds are used to calculate CET1 capital deductions.
On March 27, 2020, the regulatory agencies issued an interim final rule permitting banking organizations to delay the estimated impact on regulatory capital stemming from implementing CECL. PNC elected to delay the estimated impact of CECL on CET1 capital through December 31, 2021, followed by a three-year transition period. CECL’s estimated impact on CET1 capital is defined as the change in retained earnings at adoption plus or minus 25% of the change in CECL ACL at the balance sheet date, excluding the allowance for PCD loans, compared to CECL ACL at adoption. Effective for the first quarter of 2022, PNC entered a three-year transition period, and the full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024. In the first quarter of 2025, CECL will be fully reflected in regulatory capital.
At December 31, 2024 and 2023, PNC and PNC Bank were both considered “well capitalized,” based on applicable U.S. regulatory capital ratio requirements.

The following table sets forth the Basel III regulatory capital ratios at December 31, 2024 and 2023, for PNC and PNC Bank:
Table 115: Basel Regulatory Capital (a)

	Amount		Ratios
December 31 Dollars in millions	2024	2023	2024	2023	“Well Capitalized” Requirements
Risk-based capital
Common equity Tier 1
PNC	$44,467	$41,974	10.5%	9.9%	N/A	(b) (c)
PNC Bank	$49,306	$47,273	11.9%	11.3%	6.5%
Tier 1
PNC	$50,216	$48,215	11.9%	11.4%	6.0%
PNC Bank	$49,306	$47,273	11.9%	11.3%	8.0%
Total
PNC	$57,330	$55,932	13.6%	13.2%	10.0%
PNC Bank	$55,574	$54,140	13.4%	12.9%	10.0%
Leverage
PNC	$50,216	$48,215	9.0%	8.7%	N/A	(b) (d)
PNC Bank	$49,306	$47,273	8.9%	8.6%	5.0%
(a)Calculated using the regulatory capital methodology applicable to us during both 2024 and 2023.
(b)“Well Capitalized” is not defined at the BHC level.
(c)The regulatory minimum required CET1 ratio of 4.5% plus SCB of 2.5% for PNC is 7.0%.
(d)The regulatory minimum required leverage ratio for PNC is 4.0%.
The principal source of parent company cash flow is the dividends or other capital distributions it receives from PNC Bank, which may be impacted by the following:
•Bank-level capital needs,
•Laws, regulations and the results of supervisory activities,
•Corporate policies,
•Contractual restrictions, and
•Other factors.

Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by PNC Bank without prior regulatory approval was approximately $7.4 billion at December 31, 2024.

Under federal law, a bank subsidiary generally may not extend credit to, or engage in other types of covered transactions (including the purchase of assets) with, the parent company or its non-bank subsidiaries on terms and under circumstances that are not substantially the same as comparable transactions with nonaffiliates. A bank subsidiary may not extend credit to, or engage in a
The PNC Financial Services Group, Inc. – 2024 Form 10-K  175

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

The Federal Reserve is authorized to establish reserve requirements for certain types of deposits and other liabilities of depository institutions. Effective March 26, 2020, the reserve requirement ratios were reduced to zero. At December 31, 2024, the balance outstanding at the Federal Reserve Bank was $39.0 billion. This amount is included in Interest-earning deposits with banks on our Consolidated Balance Sheet.

FDIC Special Assessment
In November 2023, the FDIC finalized a rule to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Under the rule, the FDIC will collect from PNC, along with other BHCs and insured depository institutions, special assessments at an annual rate of approximately 13.4 basis points of an institution’s uninsured deposits reported as of December 31, 2022 (adjusted to exclude the first $5 billion), over eight quarterly assessment periods, beginning after the first quarter of 2024. Because the losses to the Deposit Insurance Fund from the systemic risk determination are estimated, the FDIC will periodically adjust the estimate, which could result in extending the special assessment for additional quarters, imposing a final special assessment on a one-time basis if actual losses exceed the amounts collected, or cease collection early if the FDIC has collected enough to recover actual losses. Based on the rule, PNC incurred a pre-tax expense of $515 million during the fourth quarter of 2023. In the first quarter of 2024, PNC incurred an additional pre-tax expense of $130 million related to the increase in the FDIC’s expected losses. The fourth quarter of 2024 included an $18 million pre-tax reduction of the FDIC special assessment.

NOTE 20 LEGAL PROCEEDINGS
We establish accruals for legal proceedings, including litigation and regulatory and governmental investigations and inquiries, when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for disclosed legal proceedings (“Disclosed Matters,” which are those matters disclosed in this Note 20). For Disclosed Matters where we are able to estimate such possible losses or ranges of possible losses, as of December 31, 2024, we estimate that it is reasonably possible that we could incur losses in excess of related accrued liabilities, if any, in an aggregate amount less than $300 million. The estimates included in this amount are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained we may change our estimates. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to us from the legal proceedings in question. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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
176    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Interchange Litigation

Beginning in June 2005, a series of antitrust lawsuits were filed against Visa®, Mastercard®, and several major financial institutions, including cases naming National City (since merged into The PNC Financial Services Group, Inc.) and its subsidiary, National City Bank of Kentucky (since merged into National City Bank, which, in turn, was merged into PNC Bank). The plaintiffs in these cases are merchants operating commercial businesses throughout the U.S., as well as trade associations. Some of these cases (including those naming National City entities) were brought as class actions on behalf of all persons or business entities that have accepted Visa or Mastercard. The cases have been consolidated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720- MKB-JAM).

In November 2016, the district court appointed separate interim class counsel for a proposed class seeking damages and a proposed class seeking equitable (injunctive) relief. In February 2017, each of these counsel filed a proposed amended and supplemental complaint on behalf of its respective proposed class. These complaints made similar allegations, including that the defendants conspired to monopolize and to fix the prices for general purpose card network services, that the restructuring of Visa and Mastercard, each of which included an initial public offering, violated the antitrust laws, and that the defendants otherwise imposed unreasonable restraints on trade, resulting in the payment of inflated interchange fees and other fees, which also violated the antitrust laws. In their complaints, collectively the plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. PNC is named as a defendant in the complaint seeking damages but is not named as a defendant in the complaint that seeks equitable relief.

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

The district court granted final approval of the settlement in December 2019. Several objectors appealed the district court’s order granting final approval to the U.S. Court of Appeals for the Second Circuit. In March 2023, the court of appeals affirmed the district court’s approval in all material respects. Some merchants that opted out from this settlement (and from an earlier settlement that was rejected by the U.S. Court of Appeals for the Second Circuit) have brought lawsuits against Visa and Mastercard and one or more of the issuing banks. Resolution by Visa of claims by merchants that opted out of the settlement, including those that file lawsuits, have been or will be paid from the Visa litigation escrow account.

In July 2024, the district court determined that it had completed multi-district litigation proceedings for the opt-out cases and transferred them back to the courts in which they originated. Some of those opt-out cases are before the U.S. District Court for the Southern District of New York. See Target Corporation et al., v. Visa Inc. et al., No. 13 Civ. 3477 (AKH) (filed May 2013) and 7-Eleven, Inc. et al., v. Visa Inc. et al., No. 13 Civ. 4443 (AKH) (filed June 2013). These complaints make allegations similar to those made in the class action complaints described above. Plaintiffs seek, among other things, injunctive relief, unspecified damages (trebled under the antitrust laws) and attorneys’ fees. Trial has been scheduled for October 2025 for six of the named plaintiffs in those two lawsuits. The plaintiffs selected by the court for this trial are generally the largest remaining opt-out merchants. PNC is not a named defendant in the complaints.

In March 2024, the parties to the class action seeking equitable relief in the proceedings in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant-Discount Antitrust Litigation (Master File No. 1:05-md-1720-MKB-JAM) entered into an agreement for certain rule and rate changes to resolve the matter. On June 25, 2024, the district court denied preliminary approval of the settlement.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  177

National City and National City Bank entered into judgment and loss sharing agreements with Visa and certain other banks with respect to all of the above referenced litigation. We were not originally named as defendants in any of the Visa or Mastercard related antitrust litigation nor were we initially parties to the judgment or loss sharing agreements. However, we became responsible for National City’s and National City Bank’s position in the litigation and responsibilities under the agreements through our acquisition of National City. In addition, following Visa’s reorganization in 2007 in contemplation of its initial public offering, U.S. Visa members received shares of Class B Visa common stock, convertible upon resolution of specified litigation, including the remaining litigation described above, into shares of Class A Visa common stock, with the conversion rate adjusted to reflect amounts paid or escrowed to resolve the specified litigation, and also remained responsible for indemnifying Visa against the specified litigation. Our Class B Visa common stock is all subject to this conversion adjustment provision, and we are now responsible for the indemnification obligations of our predecessors as well as ourselves. In January 2024, Visa’s stockholders approved amendments to its Certificate of Incorporation to institute a conversion and exchange offer program that resulted in the conversion of Visa’s Class B common stock to Class B-1 common stock and permitted Visa to release transfer restrictions on a portion of the redenominated Class B common stock. During the second quarter of 2024, PNC participated in this exchange program, allowing PNC to convert its Visa Class B-1 common shares into approximately equal amounts of Visa Class B-2 common shares and Visa Class C common shares. PNC then sold the Visa Class C common shares and, as required, retained the Visa Class B-2 common shares. The Visa Class B-2 common shares remain subject to the same restrictions that were imposed on the Visa Class B-1 common shares. Participation in the exchange required PNC to agree to a make-whole agreement that subjects PNC to the same indemnity obligations to Visa as prior to participation in the exchange program.

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

In March 2021, USAA filed a second lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-110)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “second Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems infringe an additional two patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. The first Texas case and the second Texas case were consolidated (together, the “first consolidated cases”). At trial, in May 2022, only four of the original six USAA patents raised in its complaints were asserted against PNC, including U.S. Patent No. 8,977,571 (‘571). Following the jury trial in the first consolidated cases, the jury found against PNC for willful infringement of at least one of USAA’s asserted patent claims and awarded approximately $218 million. Subsequently, PNC filed post-trial motions for judgment as a matter of law and for a new trial, all of which the court denied. In April 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1778)) regarding the final judgment entered against PNC. Briefing for Case No. 23-1778 is complete, oral argument occurred on November 6, 2024, and the appeal has been submitted for decision. As discussed below, on February 3, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board's invalidity finding regarding the claims of the ‘571 patent.
178    The PNC Financial Services Group, Inc. – 2024 Form 10-K

In July 2021, USAA filed a third lawsuit (United Services Automobile Association v. PNC Bank N.A. (Case No. 2:21-cv-246)) in the United States District Court for the Eastern District of Texas against PNC Bank for patent infringement (the “third Texas case”). The complaint alleges that PNC’s mobile remote deposit capture systems, including its new versions, infringe three additional patents owned by USAA. USAA seeks, among other things, a judgment that PNC is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In June 2022, the court consolidated the fourth Texas case into the third Texas case (together, “the second consolidated cases”). At trial in September 2022, only two of the original three USAA patents were asserted against PNC, including U.S. Patent No. 10,769,598 (‘598), and only two of the original four PNC patents were asserted against USAA. Following the jury trial in the second consolidated cases, the jury found against PNC for infringement of at least one of the two asserted patents and awarded $4.3 million, and determined that PNC did not willfully infringe the patents. The jury further found that USAA did not infringe any of PNC’s asserted patents. Subsequently, USAA filed a motion for a new trial on damages, and, in April 2023, the court denied USAA’s motion. In March 2023, PNC noticed an appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment entered against PNC and in April 2023, USAA noticed a cross-appeal to the U.S. Court of Appeals for the Federal Circuit regarding the final judgment. These appeals were consolidated as United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1639). Briefing for Case No. 23-1639 is complete, oral argument occurred on November 6, 2024, and the appeal has been submitted for decision.

In August 2021, USAA filed a lawsuit (United Services Automobile Association v. BBVA USA (Case No. 2:21-cv-311)) in the United States District Court for the Eastern District of Texas against BBVA USA for patent infringement (the “BBVA USA Texas case”). The complaint alleges that BBVA USA’s mobile remote deposit capture systems infringe the same six USAA patents at issue in the first consolidated cases. USAA seeks, among other things, a judgment that BBVA USA is infringing each of the patents, damages for willful infringement, and attorneys’ fees. In October 2021, BBVA USA was merged into PNC Bank. In June 2022, the court entered a stipulation proposed by the parties, stayed all deadlines, and administratively closed the matter.

In January 2022, the Patent Trial and Appeal Board granted institution of inter partes review (“IPR”) with respect to petitions filed by PNC for three of the six patents then at issue in the first consolidated cases and in the BBVA USA Texas case. Because of USAA’s case narrowing in the first consolidated cases, only one of the three patents being reviewed (U.S. Patent No. ‘571) was presented to the jury in the first consolidated cases. In January 2023, with respect to the three patents in which an IPR was instituted, the Patent Trial and Appeal Board entered its Final Written Decisions and found all of the challenged claims were unpatentable. With respect to U.S. Patent No. ‘571, in June 2023, USAA noticed an appeal to the U.S. Court of Appeals for the Federal Circuit challenging the Patent Trial and Appeal Board’s Final Written Decision, which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2125). USAA, in May and June 2023, also appealed the Final Written Decisions invalidating the claims of the patents not presented to the jury which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2124) and United Services Automobile Association v. PNC Bank N.A. (Case No. 23-1920). Two of these appeals (Case Nos. 23-2124 and 23-2125) were consolidated. With respect to Case No. 23-1920, on January 30, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s invalidity finding. For Case Nos. 23-2124 and 23-2125, on February 3, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board invalidity findings.

In May and June 2022, the Patent Trial and Appeal Board granted institution of IPR with respect to petitions filed by PNC for two of the three patents then at issue in the third Texas case. Because of USAA’s case narrowing in the third Texas case, only one of these two patents being reviewed (U.S. Patent No. ‘598) was presented to the jury in the third Texas case. With respect to U.S. Patent No. ‘598, in May 2023, the Patent Trial and Appeal Board entered its Final Written Decision holding most of the claims of this patent unpatentable and other claims were patentable. Both parties, in July 2023, appealed the Final Written Decision, with USAA appealing first (United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2171) and PNC being the cross-appellant (PNC Bank N.A. v. United Services Automobile Association (Case No. 23-2172)). These appeals were consolidated. With respect to the other patent (which was not presented to the jury), the Patent Trial and Appeal Board entered its Final Written Decision in June 2023 and held all of the claims unpatentable. USAA, in August 2023, appealed from this decision which became United Services Automobile Association v. PNC Bank N.A. (Case No. 23-2244). With respect to Case Nos. 23-2171 and 23-2172, on January 30, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the Patent Trial and Appeal Board’s invalidity finding and reversed its validity finding, which resulted in each of the challenged claims being invalidated. For Case No. 23-2244, the briefing is complete, oral argument occurred on January 8, 2025, and the appeal has been submitted for decision.

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
The PNC Financial Services Group, Inc. – 2024 Form 10-K  179

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

NOTE 21 PARENT COMPANY
Summarized financial information of the parent company is as follows:

Table 116: Parent Company - Income Statement

Year ended December 31 In millions	2024	2023	2022
Operating Revenue
Dividends from:
Bank subsidiaries and bank holding company	$4,000	$2,500	$3,925
Non-bank subsidiaries	383	565	280
Interest income	1,129	638	104
Noninterest income (loss)	47	41	(37)
Total operating revenue	5,559	3,744	4,272
Operating Expense
Interest expense	1,896	1,269	326
Other expense	130	185	136
Total operating expense	2,026	1,454	462
Income before income taxes and equity in undistributed net income of subsidiaries	3,533	2,290	3,810
Equity in undistributed net income of subsidiaries:
Bank subsidiaries and bank holding company	2,200	3,337	1,848
Non-bank subsidiaries	24	(161)	455
Income before taxes	5,757	5,466	6,113
Income tax expense (benefit)	(132)	(112)	72
Net income	5,889	5,578	6,041
Other comprehensive income, net of tax:
Net pension and other postretirement benefit plan activity arising during the period	1	2	1
Other comprehensive income	1	2	1
Comprehensive income	$5,890	$5,580	$6,042
180    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Table 117: Parent Company - Balance Sheet

December 31 – in millions	2024	2023
Assets
Cash held at banking subsidiary	$5,817	$6,599
Restricted deposits with banking subsidiary	175	175
Investments in:
Bank subsidiaries and bank holding company	72,450	64,104
Non-bank subsidiaries	3,084	3,020
Loans with affiliates	2,322	1,687
Other assets	1,212	1,297
Total assets	$85,060	$76,882
Liabilities
Subordinated debt (a)	$982	$1,749
Senior debt (a)	27,345	22,213
Accrued expenses and other liabilities	2,308	1,815
Total liabilities	30,635	25,777
Equity
Shareholders’ equity	54,425	51,105
Total liabilities and equity	$85,060	$76,882
(a)See Note 9 Borrowed Funds for additional information on contractual rates and maturity dates of senior debt and subordinated debt for Parent Company.
In connection with certain affiliates’ commercial and residential mortgage servicing operations, the parent company has committed to maintain such affiliates’ net worth above minimum requirements.
Table 118: Parent Company - Interest Paid and Income Tax Refunds (Payments)

Year ended December 31 – in millions	Interest Paid	Income Tax Refunds/ (Payments)
2024	$1,216	$329
2023	$683	$1,080
2022	$314	$(255)

The PNC Financial Services Group, Inc. – 2024 Form 10-K  181

Table 119: Parent Company - Statement of Cash Flows

Year ended December 31 – in millions	2024	2023	2022
Operating Activities
Net income	$5,889	$5,578	$6,041
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(2,224)	(3,176)	(2,303)
Other	443	1,276	95
Net cash provided (used) by operating activities	$4,108	$3,678	$3,833
Investing Activities
Net change in loans and securities from affiliates	$(5,192)	(9,475)	$(531)
Other	1	(5)	(84)
Net cash provided (used) by investing activities	$(5,191)	$(9,480)	$(615)
Financing Activities
Net change in other borrowed funds from affiliates	$(465)	$255	$(1,138)
Proceeds from long-term borrowings	8,220	10,463	4,335
Repayments of long-term borrowings	(3,450)		(1,500)
Preferred stock issuances		1,484	2,225
Preferred stock redemptions	(500)	(1,000)	(1,500)
Common and treasury stock issuances	69	72	68
Acquisition of treasury stock	(687)	(651)	(3,731)
Preferred stock cash dividends paid	(352)	(417)	(301)
Common stock cash dividends paid	(2,534)	(2,459)	(2,389)
Net cash provided (used) by financing activities	$301	$7,747	$(3,931)
Net Increase (Decrease) In Cash Held at Banking Subsidiary	$(782)	$1,945	$(713)
Cash and restricted deposits held at banking subsidiary at beginning of year	6,774	4,829	5,542
Cash and restricted deposits held at banking subsidiary at end of year	$5,992	$6,774	$4,829

NOTE 22 SEGMENT REPORTING
The following disclosures reflect the adoption of ASU 2023-07, see Note 1 Accounting Policies for additional information related to our adoption of this ASU.

We have three reportable business segments: Retail Banking, Corporate & Institutional Banking and Asset Management Group. Our reportable business segments are defined by the nature of products and services, types of customers, methods used to distribute products or provide services and similar financial performance. Results of our reportable business segments are regularly reviewed by the CODM, our Chief Executive Officer. Specifically, the CODM utilizes quarterly financial reporting results, including net income, to assess performance and allocate resources accordingly. However, the CODM may use other metrics on an ad hoc basis as warranted.

The following describes the products and services of each business segment:

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
182    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Our FTP framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from FTP operations is not allocated to our reportable business segments. This residual gain or loss is reviewed by management quarterly, in accordance with the interagency guidance of the FDIC, Federal Reserve and OCC.

Segment Allocations
Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments.

Certain costs are not allocated to our reportable business segments because they (i) are transitory or highly irregular in nature, (ii) exist solely to support corporate activities unrelated to business segment operations, or (iii) reflect residual costs for an exited business.

We have allocated the ALLL and the allowance for unfunded lending related commitments based on the loan exposures within each business segment’s portfolio.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  183

Results of our reportable business segments for 2024, 2023 and 2022 are as follows:

Table 120: Business Segment Results

	Retail Banking			Corporate & Institutional Banking			Asset Management Group
Year ended December 31 In millions	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net interest income	$10,933	$9,974	$7,540	$6,302	$5,732	$5,179	$652	$547	$608
Noninterest income	3,582	2,951	2,967	3,927	3,537	3,621	949	905	936
Total revenue	14,515	12,925	10,507	10,229	9,269	8,800	1,601	1,452	1,544
Provision for (recapture of) credit losses	$362	$396	$259	$453	$398	$198	$(3)	$(3)	$28
Noninterest expense
Personnel	$2,189	$2,266	$2,409	$1,508	$1,426	$1,463	$472	$494	$483
Segment allocations (a)	3,653	3,571	3,394	1,497	1,507	1,421	454	464	441
Depreciation and amortization	312	330	310	202	211	213	30	30	29
Other (b)	1,377	1,388	1,485	557	586	554	117	127	133
Total noninterest expense	7,531	$7,555	$7,598	$3,764	$3,730	$3,651	$1,073	$1,115	$1,086
Income before income taxes and noncontrolling interests	6,622	4,974	2,650	6,012	5,141	4,951	531	340	430
Income taxes	1,545	1,163	621	1,264	1,073	1,064	124	$80	$100
Net income	5,077	3,811	2,029	4,748	4,068	3,887	407	260	330
Less: Net income attributable to noncontrolling interests	39	43	55	19	19	17
Net income excluding noncontrolling interests	$5,038	$3,768	$1,974	$4,729	$4,049	$3,870	$407	$260	$330
Average assets	$114,631	$114,914	$113,829	$228,349	$233,337	$219,941	$16,872	$15,812	$14,505
(a)Represents expense allocations for corporate overhead services used by each business segment; primarily comprised of technology, human resources and occupancy-related allocations.
(b)Other is primarily comprised of other direct expenses including outside services and equipment expense.

The following table presents reconciliations of financial results for the three reportable business segments to our consolidated reporting.

Table 121: Reconciliation of Business Segment Results to Consolidated

Year ended December 31 In millions	2024	2023	2022
Revenues
Total business segment revenue	$26,345	$23,646	$20,851
Revenues from other activities	(4,790)	(2,156)	269
Total revenue	$21,555	$21,490	$21,120
Noninterest Expense
Total business segment noninterest expense	$12,368	$12,400	$12,335
FDIC special assessment	112	515
Workforce reduction charges		150
PNC Foundation contribution	120	50
Noninterest expense from other activities	924	897	835
Total noninterest expense	$13,524	$14,012	$13,170
Net Income
Total business segment net income	$10,232	$8,139	$6,246
FDIC special assessment	(112)	(515)
Workforce reduction charges		(150)
PNC Foundation contribution	(120)	(50)
Net income (loss) from other activities	(4,047)	(1,777)	(133)
Net income	$5,953	$5,647	$6,113
Average Assets
Total business segment average assets	$359,852	$364,063	$348,275
Average assets from other activities	205,031	194,707	202,377
Total average assets	$564,883	$558,770	$550,652

184    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Other activities reflect the remaining corporate operations that do not meet the criteria for disclosure as a separate reportable business. These include residual activities such as asset and liability management activities, including net securities gains or losses, ACL for investment securities, certain trading activities, certain runoff consumer loan portfolios, private equity investments, intercompany eliminations, corporate overhead net of allocations, tax adjustments that are not allocated to business segments, exited businesses and the residual impact from FTP operations.

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
Table 122 presents the noninterest income recognized within the scope of Topic 606 for each of our three reportable business segments’ principal products and services, along with the relationship to the noninterest income revenue streams shown on our Consolidated Income Statement. A description of the fee-based revenue and how it is recognized for each segment’s principal products and services follows this Table 122.

Table 122: Noninterest Income by Business Segment and Reconciliation to Consolidated Noninterest Income

Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2024
Asset management and brokerage
Asset management fees			$933
Brokerage fees	$551		1
Total asset management and brokerage	551		934
Card and cash management
Treasury management fees	41	$1,481
Debit card fees	699
Net credit card fees (a)	189
Merchant services	157	74
Other	87
Total card and cash management	1,173	1,555
Lending and deposit services
Deposit account fees	645
Other	74	32
Total lending and deposit services	719	32
Residential and commercial mortgage (b)		117
Capital markets and advisory		888
Other		75
Total in-scope noninterest income	2,443	2,667	934
Out-of-scope noninterest income (c)	1,139	1,260	15
Noninterest income by business segment	$3,582	$3,927	$949
Reconciliation to consolidated noninterest income	For the year ended December 31, 2024
Total in-scope business segment noninterest income			$6,044
Out-of-scope business segment noninterest income (c)			2,414
Noninterest income from Other (d)			(402)
Noninterest income as shown on the Consolidated Income Statement			$8,056

The PNC Financial Services Group, Inc. – 2024 Form 10-K  185

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2023
Asset management and brokerage
Asset management fees			$882
Brokerage fees	$523		7
Total asset management and brokerage	523		889
Card and cash management
Treasury management fees	41	$1,377
Debit card fees	691
Net credit card fees (a)	228
Merchant services	168	77
Other	96
Total card and cash management	1,224	1,454
Lending and deposit services
Deposit account fees	637
Other	73	34
Total lending and deposit services	710	34
Residential and commercial mortgage (b)		140
Capital markets and advisory		653
Other		68
Total in-scope noninterest income	2,457	2,349	889
Out-of-scope noninterest income (c)	494	1,188	16
Noninterest income by business segment	$2,951	$3,537	$905
Reconciliation to consolidated noninterest income	For the year ended December 31, 2023
Total in-scope business segment noninterest income			$5,695
Out-of-scope business segment noninterest income (c)			1,698
Noninterest income from Other (d)			181
Noninterest income as shown on the Consolidated Income Statement			$7,574

186    The PNC Financial Services Group, Inc. – 2024 Form 10-K

(Continued from previous page)
Year ended December 31 In millions	Retail Banking	Corporate & Institutional Banking	Asset Management Group
2022
Asset management and brokerage
Asset management fees			$908
Brokerage fees	$528		8
Total asset management and brokerage	528		916
Card and cash management
Treasury management fees	40	$1,284
Debit card fees	684
Net credit card fees (a)	237
Merchant services	186	66
Other	97
Total card and cash management	1,244	1,350
Lending and deposit services
Deposit account fees	583
Other	67	33
Total lending and deposit services	650	33
Residential and commercial mortgage (b)		140
Capital markets and advisory		790
Other		59
Total in-scope noninterest income	2,422	2,372	916
Out-of-scope noninterest income (c)	545	1,249	20
Noninterest income by business segment	$2,967	$3,621	$936
Reconciliation to consolidated noninterest income	For the year ended December 31, 2022
Total in-scope business segment noninterest income			$5,710
Out-of-scope business segment noninterest income (c)			1,814
Noninterest income from Other (d)			582
Noninterest income as shown on the Consolidated Income Statement			$8,106
(a)Net credit card fees consist of interchange fees of $671 million, $673 million and $662 million and credit card reward costs totaled $482 million, $445 million and $425 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Residential mortgage noninterest income falls under the scope of other accounting and disclosure requirements outside of Topic 606 and is included within the out-of-scope noninterest income line for the Retail Banking segment.
(c)Out-of-scope noninterest income includes revenue streams that fall under the scope of other accounting and disclosure requirements outside of Topic 606.
(d)Includes residual activities from corporate operations. For additional information, see Note 22 Segment Reporting.

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

Debit Card and Net Credit Card Fees
As an issuing bank, Retail Banking earns interchange fee revenue from debit and credit card transactions. By offering card products, we maintain and administer card-related services, such as credit card reward programs, account data and statement information, card activation, card renewals, and card suspension and blockage. Interchange fees are earned when cardholders make purchases and are presented in Table 122 net of credit card reward costs, which are earned by customers when they make purchases.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  187

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

Brokerage Fees
Asset Management Group provides a wide range of investment options through its brokerage services including mutual funds, annuities, stocks, bonds, insurance products and managed accounts. Brokerage fees are recognized over the term of the customer contract either based on the value of brokerage assets at a point in time or based on transactions executed on behalf of the customer.

188    The PNC Financial Services Group, Inc. – 2024 Form 10-K

NOTE 24 SUBSEQUENT EVENTS
On January 29, 2025, the parent company issued $1.0 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2031 (the “2031 Senior Notes”) and $1.75 billion of senior fixed-to-floating rate notes with a maturity date of January 29, 2036 (the “2036 Senior Notes”). Interest is payable on the 2031 Senior Notes semi-annually at a fixed rate of 5.222% per annum, on January 29 and July 29 of each year, beginning on July 29, 2025. Beginning on January 29, 2030, interest is payable on the 2031 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.072%, on April 29, 2030, July 29, 2030, October 29, 2030 and at the maturity date. Interest is payable on the 2036 Senior Notes semi-annually in arrears at a fixed rate of 5.575% per annum, on January 29 and July 29 of each year, beginning on July 29, 2025. Beginning on January 29, 2035, interest is payable on the 2036 Senior Notes quarterly in arrears at a floating rate per annum equal to Compounded SOFR (determined with respect to each quarterly interest period using the SOFR Index as described in the Prospectus Supplement), plus 1.394%, on April 29, 2035, July 29, 2035, October 29, 2035 and at the maturity date.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  189

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

190    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

Funding valuation adjustment – Represents an adjustment to the fair value of our derivatives for the expected cost of funding beyond the risk-free rate.

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

Loan-to-value ratio (LTV) – Financial ratio that is used both in underwriting and assessing credit risk in our lending portfolio. LTV is the sum total of loan obligations secured by a subject property divided by the market value of that same subject property. Market value of the subject property is based on an independent valuation.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  191

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

192    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

The PNC Financial Services Group, Inc. – 2024 Form 10-K  193

ACRONYMS

ACL	Allowance for credit losses	GLB Act	Gramm-Leach-Bliley Act
AI	Artificial intelligence	GNMA	Government National Mortgage Association
ALCO	Asset and Liability Committee	GSE	Government-sponsored enterprise
ALLL	Allowance for loan and lease losses	GSIB	Globally systemically important bank
AML	Anti-money laundering	HPI	Home price index
AOCI	Accumulated other comprehensive income	ISDA	International Swaps and Dealer Association
ASC	Accounting Standards Codification	ISP	The PNC Incentive Savings Plan
ASU	Accounting Standards Update	LCR	Liquidity coverage ratio
BHC	Bank holding company	LGD	Loss given default
BHC Act	Bank Holding Company Act of 1956	LIBOR	London Interbank Offered Rate
bps	Basis points	LIHTC	Low income housing tax credit
BSA	Bank Secrecy Act	LLC	Limited liability company
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LTV	Loan-to-value ratio
CCAR	Comprehensive Capital Analysis and Review	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Losses	MSR	Mortgage servicing right
CET1	Common equity tier 1	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NII	Net interest income
CFTC	Commodity Futures Trading Commission	NMTC	New market tax credit
CLTV	Combined loan-to-value ratio	NSFR	Net stable funding ratio
CODM	Chief operating decision maker	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OCI	Other comprehensive income
DFAST	Dodd-Frank capital stress testing	OREO	Other real estate owned
DUS	Delegated Underwriting and Servicing program	OTC	Over-the-counter
EAD	Exposure at default	OTTI	Other than temporary impairment
ERISA	Employee Retirement Income Security Act of 1974, as amended	PCD	Purchased credit deteriorated
ERM	Enterprise Risk Management	PD	Probability of default
EVE	Economic value of equity	PPP	Paycheck Protection Program
FDI Act	Federal Deposit Insurance Act	RAC	Reserve Adequacy Committee
FDIC	Federal Deposit Insurance Corporation	ROAP	Removal of account provisions
FDM	Financial difficulty modification	SCB	Stress capital buffer
FHA	Federal Housing Administration	SCCL	Single counterparty credit limit
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit score)	SPE	Special purpose entity
FINRA	Financial Industry Regulatory Authority	TDR	Troubled debt restructuring
FNMA	Federal National Mortgage Association	U.S.	United States of America
FOMC	Federal Open Market Committee	USD	United States dollar
FTP	Funds transfer pricing	VA	Department of Veterans Affairs
FRB	Federal Reserve Bank	VaR	Value-at-risk
FSOC	Financial Stability Oversight Council	VEBA	Voluntary Employee Beneficiary Association
GAAP	Accounting principles generally accepted in the United States of America	VIE	Variable interest entity
GDP	Gross domestic product

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
194    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of PNC’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PNC maintained effective internal control over financial reporting as of December 31, 2024.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2024 included in this Report, has also audited the effectiveness of PNC’s internal control over financial reporting as of December 31, 2024. The report of PricewaterhouseCoopers LLP is included under Item 8 of this Report.
DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2024, we performed an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and of changes in our internal control over financial reporting.
Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of December 31, 2024, and that there has been no change in PNC’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of PNC’s directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information regarding our directors (or nominees for director), executive officers and Audit Committee (and Audit Committee financial experts) required by this item is included under the captions “Item 1 - Election of Directors” and “Board committees – Audit Committee” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.
Additional information regarding our executive officers is included in Part I of this Report under the caption “Information about our Executive Officers.”
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.
Certain information regarding our PNC Code of Business Conduct and Ethics required by this item is included under the caption “Code of Business Conduct and Ethics” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference. Our PNC Code of Business Conduct and Ethics is available on our corporate website at www.pnc.com/corporategovernance. In addition, any future amendments to, or waivers from, a provision of the PNC Code of Business Conduct and Ethics that applies to our directors or executive officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.
Information required by Item 408(b)(1) of Regulation S-K regarding our insider trading policies is included under the caption “Insider trading policies and procedures” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.

The PNC Financial Services Group, Inc. – 2024 Form 10-K  195

ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is included under the captions “Compensation committee interlocks and insider participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation and Risk,” “Compensation Tables,” “Change in Control and Termination of Employment” and “CEO Pay Ratio” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference. In accordance with Item 407(e)(5) of Regulation S-K, the information set forth under the caption “Compensation Committee Report” in such Proxy Statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.
Information regarding our compensation plans under which PNC equity securities are authorized for issuance as of December 31, 2024 is included in the table which follows. For additional information regarding these plans, see Note 17 Stock Based Compensation Plans.
Equity Compensation Plan Information
At December 31, 2024

	(a)		(b)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	5,259,956	(1)	13,154,927	(2)
Equity compensation plans not approved by security holders
Total	5,259,956		13,154,927
(1) – Includes the following amounts related to the 2016 Incentive Award Plan (2016 Incentive Plan), approved by shareholders on April 26, 2016: 4,313,944 are stock-payable restricted stock units (at a maximum share award level), 866,135 are performance share units (at maximum share award level) and 79,877 are deferred stock units (at a maximum share award level). The restricted stock units and incentive performance units have no exercise price.
(2) – Includes 4,328,986 shares available for issuance under the Employee Stock Purchase Plan, of which 84,667 shares are subject to purchase during the purchase period ending December 31, 2024. The amount available for awards under the 2016 Incentive Plan is 8,825,941.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Director Independence” and “Related Person Transactions Policy” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the caption “Item 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed for the 2025 annual meeting of shareholders and is incorporated herein by reference.

196    The PNC Financial Services Group, Inc. – 2024 Form 10-K

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing +

2.1.1	Share Purchase Agreement, dated as of November 15, 2020, between Banco Bilbao Vizcaya Argentaria, S.A. and The PNC Financial Services Group, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed November 19, 2020

2.1.2	Amendment No. 1 to the Purchase Agreement	Incorporated herein by reference to Exhibit 2.1.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

3.1.1	Amended and Restated Articles of Incorporation of the Corporation, as amended and effective January 2, 2009	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

3.1.2	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O dated July 21, 2011	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed July 27, 2011

3.1.3	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series P dated April 19, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 24, 2012

3.1.4	Statement with Respect to Shares of 5.375% Non-Cumulative Perpetual Preferred Stock, Series Q dated September 14, 2012	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 21, 2012

3.1.5	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series R dated May 2, 2013	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed May 7, 2013

3.1.6	Amendment to Amended and Restated Articles of Incorporation of the Corporation, effective November 19, 2015	Incorporated herein by reference to Exhibit 3.1.6 of the Corporation’s Current Report on Form 8-K filed November 20, 2015

3.1.7	Statement with Respect to Shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series S dated October 27, 2016	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed November 1, 2016

3.1.8	Statement with Respect to Shares of the 3.400% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series T	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed September 13, 2021

3.1.9	Statement with Respect to Shares of the 6.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series U	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed April 26, 2022

3.1.10	Statement with Respect to Shares of the 6.200% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series V	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed August 19, 2022

3.1.11	Statement with Respect to Shares of the 6.250% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series W	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed February 7, 2023

3.2	Amended and Restated Bylaws of the Corporation effective February 10, 2022	Filed herewith

The PNC Financial Services Group, Inc. – 2024 Form 10-K  197

Exhibit No.	Description	Method of Filing +

4.1	There are no instruments with respect to long-term debt of the Corporation and its subsidiaries that involve a total amount of securities authorized thereunder that exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries on request.

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

198    The PNC Financial Services Group, Inc. – 2024 Form 10-K

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

4.12	Forms of PNC Bank, National Association Senior Global Bank Notes issued after January 16, 2014 (included in Exhibit 4.11.1)	Incorporated herein by reference to Exhibit 4.25 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013

4.13	Forms of PNC Bank, National Association Subordinated Global Bank Notes issued on or after May 22, 2015 (included in Exhibit 4.11.2)	Incorporated herein by reference to Exhibit 4.21.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

4.14	Description of the Corporation’s Securities	Filed herewith

10.1.1	The Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.1.2	Amendment 2009-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.1.3	Amendment 2013-1 to the Corporation’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.1.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.2.1	The Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022*

10.2.2	Amendment 2024-1 to the Corporation’s ERISA Excess Pension Plan, as amended and restated effective January 1, 2023	Filed herewith*

10.3.1	The Corporation’s Key Executive Equity Program, as amended and restated effective January 1, 2009	Incorporated herein by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008*

10.3.2	Amendment 2009-1 to the Corporation’s Key Executive Equity Program, as amended and restated as of January 1, 2009	Incorporated herein by reference to Exhibit 10.9 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.4.1	The Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.4.2	Amendment 2013-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Incorporated herein by reference to Exhibit 10.4.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.4.3	Amendment 2024-1 to the Corporation’s Supplemental Incentive Savings Plan, as amended and restated effective January 1, 2010	Filed herewith*

10.5.1	The Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.62 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009*

The PNC Financial Services Group, Inc. – 2024 Form 10-K  199

Exhibit No.	Description	Method of Filing +

10.5.2	Amendment 2009-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009*

10.5.3	Amendment 2010-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.5.4	Amendment 2011-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.5.5	Amendment 2012-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012*

10.5.6	Amendment 2013-1 to the Corporation and Affiliates Deferred Compensation Plan, as amended and restated May 5, 2009	Incorporated herein by reference to Exhibit 10.5.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013*

10.6.1	The Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019*

10.6.2	Amendment 2021-1 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021*

10.6.3	Amendment 2021-2 to the Corporation and Affiliates Deferred Compensation and Incentive Plan, as amended and restated effective January 1, 2020	Incorporated herein by reference to Exhibit 10.6.3 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.7	The PNC Financial Services Group, Inc. 2016 Incentive Award Plan	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 (File No. 333-210995) filed April 29, 2016*

10.8	The Corporation’s Directors Deferred Compensation Plan, as amended and restated effective January 1, 2015	Incorporated herein by reference to Exhibit 10.52 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014*

10.9	The Corporation’s 2016 Incentive Award Plan Directors Deferred Stock Unit Program effective January 1, 2017	Incorporated herein by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016*

10.10	Trust Agreement between the Corporation, as settlor, and Matrix Trust Company, as trustee	Incorporated herein by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017*

10.11	Trust Agreement between PNC Investment Corp., as settlor, and PNC Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005*

10.12	Certificate of Corporate Action for Grantor Trusts effective January 1, 2012	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.13	Certificate of Corporate Action for Grantor Trusts effective December 1, 2021	Incorporated herein by reference to Exhibit 10.14 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021*

10.14	The Corporation’s Employee Stock Purchase Plan, as amended and restated as of January 1, 2020	Incorporated herein by reference to Exhibit 4.4 of the Corporation’s Form S-8 (File No. 333-238049) filed May 6, 2020*

10.15	The Corporation’s 2025 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.3 of the Corporation’s Form S-8 (File No. 333-284013) filed December 23, 2024*

200    The PNC Financial Services Group, Inc. – 2024 Form 10-K

Exhibit No.	Description	Method of Filing +

10.16	2022 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.17	2022 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.18	2022 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.19	2022 Form of Performance Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.37 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022*

10.20	2023 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.21	2023 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.34 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.22	2023 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.35 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.23	2023 Form of Five-Year Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.36 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023*

10.24	2024 Form of Performance Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.30 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

10.25	2024 Form of Restricted Share Units Award Agreement	Incorporated herein by reference to Exhibit 10.31 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

10.26	2024 Form of Restricted Share Units Award Agreement – Senior Leader Program	Incorporated herein by reference to Exhibit 10.32 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

10.27	Letter Agreement, dated as of July 24, 2024	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.28	Form of Time Sharing Agreement between the Corporation and certain executives	Incorporated herein by reference to Exhibit 10.33 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022*

10.29	Form of change of control employment agreements	Incorporated herein by reference to Exhibit 10.51 of the Corporation’s Current Report on Form 8-K filed August 16, 2016*

10.30.1	The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.35 of National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006*

10.30.2	Amendment to The National City Corporation 2004 Deferred Compensation Plan, as amended and restated effective January 1, 2005	Incorporated herein by reference to Exhibit 10.56 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010*

10.31.1
Distribution Agreement, dated January 16, 2014, between PNC Bank, National Association and the Dealers named therein, relating to the $25 billion Global Bank Note Program for the Issue of Senior and Subordinated Bank Notes
Incorporated herein by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014
The PNC Financial Services Group, Inc. – 2024 Form 10-K  201

Exhibit No.	Description	Method of Filing +

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

19.1	Ethics and Conduct Insider Trading Policy	Filed herewith

19.2	Information Barrier and Handling of Inside Information Policy	Filed herewith

19.3	Control Room Procedure for Detecting and Preventing the Misuse of Material Non-Public Information by Employees Trading PNC Securities	Filed herewith

21	Schedule of Certain Subsidiaries of the Corporation	Filed herewith

22	Subsidiary Issuers of Guaranteed Securities	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, the Corporation’s Independent Registered Public Accounting Firm	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

97	Dodd-Frank Recoupment Policy effective October 2, 2023	Incorporated herein by reference to Exhibit 97 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document	Filed herewith**

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
202    The PNC Financial Services Group, Inc. – 2024 Form 10-K

+	Incorporated document references to filings by the Corporation are to SEC File No. 001-09718, and to filings by National City Corporation are to SEC File No. 001-10074.
*	Denotes management contract or compensatory plan.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL.

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

ITEM 16 – FORM 10-K SUMMARY
None.
The PNC Financial Services Group, Inc. – 2024 Form 10-K  203

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The PNC Financial Services Group, Inc.
(Registrant)

By:	/s/ Robert Q. Reilly
Robert Q. Reilly
Executive Vice President and Chief Financial Officer
February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The PNC Financial Services Group, Inc. and in the capacities indicated on February 21, 2025.

Signature	Capacities

/s/ William S. Demchak	Chairman and Chief Executive Officer and Director
William S. Demchak	(Principal Executive Officer)

/s/ Robert Q. Reilly	Executive Vice President and Chief Financial Officer
Robert Q. Reilly	(Principal Financial Officer)

/s/ Gregory H. Kozich	Senior Vice President and Controller
Gregory H. Kozich	(Principal Accounting Officer)

* Joseph Alvarado; Debra A. Cafaro; Marjorie Rodgers Cheshire; Douglas A. Dachille; Andrew T. Feldstein; Richard J. Harshman; Daniel R. Hesse; Renu Khator, Linda R. Medler, Robert A. Niblock, Martin Pfinsgraff; Bryan Salesky	Directors

*By:	/s/ Laura Gleason
Laura Gleason, Attorney-in-Fact, pursuant to Powers of Attorney filed herewith

204    The PNC Financial Services Group, Inc. – 2024 Form 10-K